Form 10-Q
period 1996-03-31
FARMERS & MERCHANTS BANCORP INC
filed 1996-05-15
CIK 792966

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For three months ended March 31, 1996

                         Commission file number 014492

                       FARMERS & MERCHANTS BANCORP, INC.
            ---------------------------------------------------------
              (Exact name of registrant as specified in its charter)

              Ohio                                         34-1469491
- ---------------------------------                 ------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

  307-11 North Defiance Street                                 43502
- ---------------------------------                 ------------------------------
 (Address of principal executive                             (Zip Code)
            offices)

Registrant's Telephone Number, including area code 419/446-2501
                                                   ------------

                                 Not applicable
         ---------------------------------------------------------------
              Former name, former address, and former fiscal year,
                           if changed since last year

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

Indicate the number of shares of each of the issuers classes of common stock, as of the lastest practicable date:


              Class                       Outstanding as of March 31, 1996
- ---------------------------------    ------------------------------------------
    Common Stock, No Par Value                         260,000

                       SECURITES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                       FARMERS & MERCHANTS BANKCORP, INC.

                                     INDEX


Form 10-Q Items                                                     Page #
- ---------------                                                  ------------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements (unaudited)

Condensed consolidated balance sheets -- March 31, 1996
     and December 31, 1995                                              1

Condensed consolidated statements of net earnings -- three
     months ended March 31, 1996 and March 31, 1995                     2

Condensed consolidated statements of cash flows -- three
     months ended March 31, 1996 and March 31, 1995                     3

Notes to condensed financial statements                                 4

Item 2.   Management's discussion and analysis of Financial
          Condition and Results of Operations                           5

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              6

SIGNATURES                                                              7

                       FARMERS & MERCHANTS BANCORP, INC.
                                 ARCHBOLD, OHIO

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (In thousands of dollars)


                                                  Quarter Ended    Market Value    Year Ended     Market Value    Quarter Ended
                                                     March 3         March 31      December 31    December 31       March 31
ASSETS                                                1996             1996           1995            1995            1995
- ------                                            -------------    ------------    -----------    ------------    -------------
Cash and due from banks                             $ 11,996                        $ 14,951                        $ 12,945
Interest bearing deposits in other banks                 145                             100                             145
Federal Funds Sold & Securities Purchased
  Under Agreement to Resell                           14,335                          10,710                             360
Investment Securities
  U. S. Treasury                                      22,719           22,719         22,757          22,757          16,806
  U. S. Government Agencies                           34,475           34,475         31,237          31,237          25,958
  State & Political Subdivisions                      21,464           21,464         19,926          19,926          17,924
  All Others                                          10,777           10,777         10,795          10,795           9,285
Loans and leases                                     349,205                         339,676                         309,607
Bank premises and equipment                            7,216                           7,198                           6,952
Accrued interest and other assets                      7,241                           6,740                           6,867
                                                    --------          -------       --------         -------        --------
TOTAL ASSETS                                        $479,573          $89,435       $464,090         $84,715        $406,849
- ------------                                        ========          =======       ========         =======        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
LIABILITIES
- -----------
Deposits:
  Demand                                            $ 35,873                        $ 37,436                        $ 27,744
  Time and savings                                   383,824                         366,554                         323,262
Federal Funds Purchased & Securities Sold
  Under Agreement to Repurchase                        6,450                           6,919                           6,819
Other Borrowed Money                                   9,523                           9,662                           9,726
Accrued interest and other liabilities                 3,710                           3,898                           3,287
                                                    --------          -------       --------         -------        --------
TOTAL LIABILITIES                                    439,380                0        424,469               0         370,838
- -----------------                                   --------          -------       --------         -------        --------
SHAREHOLDERS' EQUITY
- --------------------
Common Stock, no par value - Authorized
  300,000 shares; issued 260,000 shares
  in 1993 & 1992                                      12,677                          12,677                          12,677
Undivided profits                                     27,516                          26,944                          23,334
                                                    --------          -------       --------         -------        --------
TOTAL SHAREHOLDERS' EQUITY                            40,193                0         39,621               0          36,011
- --------------------------                          --------          -------       --------         -------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $479,573               $0       $464,090              $0        $406,849
- ------------------------------------------          ========          =======       ========         =======        ========

See notes to condensed consolidated unaudited financial statements
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements of that date.

                       FARMERS & MERCHANTS BANCORP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                           (In thousands of dollars)

                                                  Three Months Ended
                                                       March 30
                                                 1996            1995
                                                ------          ------
INTEREST INCOME:
  Loans and leases                              $7,971          $6,524
  Investment Securities
    U. S. Treasury                                 315             218
    U. S. Gov't Agencies                           496             429
    States & Political Subdiv.                     287             284
    Other                                          159             136
  Federal funds sold                               167              71
  Deposits with other banks                          0               0
                                                ------          ------
    Total Interest Income                        9,395           7,662
                                                ------          ------
INTEREST EXPENSE:
  Deposits                                       4,888           3,460
  Short-term borrowings                             90             116
  Other borrowed money                             152             179
                                                ------          ------
    Total Interest Expense                       5,130           3,755
                                                ------          ------
NET INTEREST INCOME                              4,265           3,907
PROVISION FOR LOAN LOSSES                          145               0
                                                ------          ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                4,120           3,907
OTHER INCOME:
  Service charges                                  259             228
  Other                                            380             238
  Securities gains (losses)                          0             (12)
                                                ------          ------
                                                   639             454
                                                ------          ------
OTHER EXPENSE:
  Salaries                                       1,203             938
  Pension and Employee Benefits                    232             175
  Occupancy                                        349             281
  Other operating                                  886           1,037
                                                ------          ------
                                                 2,670           2,431
                                                ------          ------
EARNINGS BEFORE INCOME TAX                       2,089           1,930
PROVISION FOR FEDERAL INCOME TAX                   606             564
                                                ------          ------
NET EARNINGS                                    $1,483          $1,366
                                                ======          ======
Net income per share (Based upon the
  weighted average number of shares
  outstanding of 260,000 for 1996 and
  1995)                                           5.70            5.25
                                                ======          ======

                      Farmers and Merchants Bancorp, Inc.

                      Cash Flows From Operating Activities
                                 (In Thousands)


                                                Mar 31               Mar 31
                                                 1996                 1995
                                                ------               ------
Net Earnings                                    1,483                1,366
Adj To Reconcile Net Earnings to Cash
provided by Operating activities

   Depreciation and Amortization                  198                  150
   Premium Amortization                           161                   32
   Discount Amortization                          (39)                (213)
   Provision for Loan Losses                      145                    0
   Provision for Deferred Taxes                    87                   23
   (Gain)Loss on Sale of Fixed Assets               0                    0
   (Gain)Loss on Sale of Securities                 0                   12
Changes in Assets and Liabilities
   Accrued Int Receivable & Other Assets         (415)                (620)
   Accrued Int Payable & Other Liabilities        136                  614
     Net Cash Provided By Operating Act         1,756                1,364
Cash Flows from Investing Activities
   Capital Expenditures                          (216)                (845)
   Proceeds from Sale of Fixed Assets               0                    0
   Proceeds from Sale of Securities                 0                    0
   Proceeds from Maturities of Securities           0                7,745
   Purchase of Securities                      (4,358)                   0
   Net (Increase)Decrease in Loans             (9,538)              (8,026)
   Net (Increase)Decrease in Leases                 9                   (1)
     Net Cash Used by Investing Activities    (14,103)              (1,127)
Cash Flows from Financing Activities
   Net Increase(Decrease) in Deposits          15,707                6,942
   Net Increase(Decrease) in Short Term
     Borrowings                                  (469)              (7,579)
   Net Increase in Long Term Borrowings             0                    0
   Payments on Long Term Borrowings              (139)                (149)
   Payments of Dividends                         (650)                (520)
   Unrealized Gains/Losses on Securities         (387)                  67
      Net Cash Provided by Financing Act       14,062               (1,239)

Net Change in Cash & Cash Equivelants           1,715               (1,002)

Cash & Cash Equivelants at Beginning of Year   24,761               14,452

Cash & Cash Equivelants at end of year         26,476               13,450

Reconcilements of Cash & Cash Equivalents
   Cash and Due from Banks                     11,996               12,945
   Interest Bearing Deposits                      145                  145
   Federal Funds Sold                          14,335                  360
Total Cash and Cash Equivelants                26,476               13,450


                       FARMERS & MERCHANTS BANCORP, INC.

              Notes to Condensed Consolidated Financial Statements

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that are expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Farmers & Merchants Bancorp, Inc., was incorporated on February 25, 1985, under the laws of the State of Ohio. Farmers and Merchants Bancorp, Inc., and its subsidiary, The Farmers & Merchants State Bank are engaged only in commercial banking. The executive officers of Farmers & Merchants Bancorp, Inc., are located at 307-11 North Defiance Street, Archbold Ohio 43502.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity has continued to be enhanced by the generation of cash through operations primarily be reduction in expenses, and the collection of interest income from productive assets.

The rate of increase on Capital Expenditures has slowed with the completion of the renovation of the main office and the implementation of the new proof system. There will be reasonable increase in this area due to the major renovation of one of the branch offices.

The following is a list of 5 capital ratios as they are calculated from the March 31, 1996 financial statements.

Primary Ratio                             9.42%
Total Capital Ratio                      11.38%
Risk Based Capital Tier 1                 8.27%
Risk Based Capital Tier 2                11.36%
Stockholders Equity/Total Assets          8.38%

During the first three months of 1996 the bank's loan portfolio has increased $9,529,000. This represents a 3% increase. This was the primary use of cash over the period. An increase of $15,707,000 in deposits was noted at the quarter ended March 31, 1996. This represents a 4% increase. This increase was do in part to the fact that the bank offers very competitive rates for its deposit products. In addition a concerted marketing effort has been impletmented to attract more "core" deposits to help with the maintaining of an acceptable net interest margin.

                                   PART II

                              OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Listing of Exhibits (numbered as in Item 601 of Regulation S-K):

    27.  Financial Data Schedule.

(b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Farmers & Merchants Bancorp, Inc.


Date: May 9, 1996                       By: /s/ Joe E. Crossgrove
                                            ------------------------------
                                            Joe E. Crossgrove
                                            Executive Vice President
                                            and Cashier


Date: May 9, 1996                       By: /s/ Randal H. Schroeder
                                            ------------------------------
                                            Randal H. Schroeder
                                            Asst. Vice President
                                            and Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
- -----------             -----------
     27                 Financial Data Schedule