Form 10-Q
period 1996-06-30
FARMERS & MERCHANTS BANCORP INC
filed 1996-08-14
CIK 792966

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                      For six months ended June 30, 1996

                        Commission file number 014492


                      FARMERS & MERCHANTS BANCORP, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                          34-1469491
- -------------------------------             ------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 307-11 North Defiance Street                               43502
- -------------------------------             ------------------------------------
(Address of principal executive                           (Zip Code)
 offices)

Registrant's Telephone Number, including area code  419/446-2501
                                                    ------------

                                Not applicable
- --------------------------------------------------------------------------------
       Former name, former address, and former fiscal year, if changed since last year

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

            Class                              Outstanding as of June 30, 1996
- -------------------------------             ------------------------------------
  Common Stock, No Par Value                              1,300,000

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                      FARMERS & MERCHANTS BANKCORP, INC.

                                    INDEX


Form 10-Q Items                                                Page #
- ---------------                                               --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements (unaudited)

Condensed consolidated balance sheets-
         June 30, 1996 and December 31, 1995                     1

Condensed consolidated statements of net earnings-
         six months ended June 30, 1996 and March 31, 1995       2

Condensed consolidated statements of cash flows-
         six months ended June 30, 1996 and March 31, 1995       3

Notes to condensed financial statements                          4

Item 2.  Management's discussion and analysis of
         Financial Condition and Results of Operations           5

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        6

SIGNATURES                                                       7

                       FARMERS & MERCHANTS BANCORP, INC.
                                 ARCHBOLD, OHIO

                      CONDENSED CONSOLIDATED BALANCE SHEET

                           (in thousands of dollars)

                                                       Quarter Ended          Market Value          Year Ended
                                                          June 30               June 30             December 31
ASSETS                                                     1996                   1996                 1995
- --------                                               -------------          ------------          ------------
Cash and due from banks                                    $ 12,846                                   $ 14,951
Interest bearing deposits in other banks                        145                                        100
Federal Funds Sold, & Securities Purchased
  Under Agreement to Resell                                  10,620                                     10,710
Investment Securities
    U.S. Treasury                                            27,880               22,719                22,757
    U.S. Government Agencies                                 36,337               34,475                31,237
    State & Political Subdivisions                           25,047               21,464                19,926
    All Others                                               13,941               10,777                10,795
Loans and leases                                            352,414                                    339,676
Bank premises and equipment                                   7,332                                      7,198
Accrued interest and other assets                             7,075                                      6,740
                                                           -----------------------------              --------
TOTAL ASSETS                                               $493,637              $89,435              $464,090
- ------------                                               =============================              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
LIABILITIES
- -----------
Deposits:
  Demand                                                   $ 40,663                                   $ 37,436
  Time and savings                                          393,873                                    366,554
Federal Funds Purchased & Securities Sold
  Under Agreement to Repurchase                               5,156                                      6,919
Other Borrowed Money                                          9,355                                      9,662
Accrued interest and other liabilities                        3,685                                      3,898
                                                           -----------------------------              --------
TOTAL LIABILITIES                                           452,732                    0               424,469
- -----------------                                          -----------------------------              --------
SHAREHOLDERS' EQUITY
- --------------------
Common Stock, no par value - Authorized
  300,000 shares; issued 260,000 shares
  in 1993 & 1992                                             12,677                                     12,677
Undivided profits                                            28,228                                     26,944
                                                           -----------------------------              --------
TOTAL SHAREHOLDERS' EQUITY                                   40,905                    0                39,621
- --------------------------                                 -----------------------------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $493,637                   $0              $464,090
- ------------------------------------------                 =============================              ========





                                                         Market Value        Quarter Ended
                                                         December 31            June 30
ASSETS                                                       1995                1995
- --------                                                -------------        -------------
Cash and due from banks                                                          $ 12,757
Interest bearing deposits in other banks                                              145
Federal Funds Sold, & Securities Purchased
  Under Agreement to Resell                                                         4,505
Investment Securities
    U.S. Treasury                                           22,757                 20,886
    U.S. Government Agencies                                31,237                 21,184
    State & Political Subdivisions                          19,926                 17,862
    All Others                                              10,795                  7,091
Loans and leases                                                                  328,320
Bank premises and equipment                                                         7,294
Accrued interest and other assets                                                   6,929
                                                           ------------------------------
TOTAL ASSETS                                               $84,715               $426,973
- ------------                                               ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
LIABILITIES
- -----------
Deposits:
  Demand                                                                        $ 32,673
  Time and savings                                                               338,220
Federal Funds Purchased & Securities Sold
  Under Agreement to Repurchase                                                    6,053
Other Borrowed Money                                                               9,650
Accrued interest and other liabilities                                             2,931
                                                           -----------------------------
TOTAL LIABILITIES                                                 0              389,527
- -----------------                                          -----------------------------
SHAREHOLDERS' EQUITY
- --------------------
Common Stock, no par value - Authorized
  300,000 shares; issued 260,000 shares
  in 1993 & 1992                                                                  12,677
Undivided profits                                                                 24,769
                                                           -----------------------------
TOTAL SHAREHOLDERS' EQUITY                                        0               37,446
- --------------------------                                 -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $0             $426,973
- ------------------------------------------                 =============================


See notes to condensed consolidated unaudited financial statements
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements of that date.

                       FARMERS & MERCHANTS BANCORP, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF NET EARNINGS
                           (In thousands of dollars)


                                  Six Months Ended        Three Months Ended
                                       June 30                  June 30

                                 1996         1995        1996         1995
                                 ----         ----        ----         ----

INTEREST INCOME:
  Loans and leases             $15,741       $14,068     $7,770        $7,544
  Investment Securities
    U.S. Treasury                  676           447        361           229
    U.S. Gov't Agencies          1,032           754        536           325
    States & Political Subdiv.     584           582        297           298
    Other                          307           258        148           122
  Federal funds sold               301           126        134            55
  Deposits with other banks          0             0          0             0
                               -------       -------     ------        ------
    Total Interest Income       18,641        16,235      9,246         8,573
                               -------       -------     ------        ------

INTEREST EXPENSE:
  Deposits                       9,829         7,442      4,941         3,982
  Short-term borrowings            170           197         80            81
  Other borrowed money             302           332        150           153
                               -------        ------     ------        ------
    Total Interest Expense      10,301         7,971      5,171         4,216
                               -------        ------     ------        ------

NET INTEREST INCOME              8,340         8,264      4,075         4,357
  PROVISION FOR LOAN LOSSES        413             0        268             0
                               -------        ------     ------        ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES      7,927         8,264      3,807         4,357
OTHER INCOME:
  Service charges                  533           496        274           268
  Other                            768           453        388           215
  Securities gains (losses)          0           (29)         0           (17)
                               -------       -------     ------        ------
                                 1,301           920        662           466
                               -------       -------     ------        ------

OTHER EXPENSE:
  Salaries                       2,398         1,910      1,195           972
  Pension and Employee Benefits    465           405        233           230
  Occupancy                        617           559        268           278
  Other operating                1,853         2,172        967         1,135
                               -------       -------     ------        ------
                                 5,333         5,046      2,663         2,615
                               -------       -------     ------        ------

EARNINGS BEFORE INCOME TAX       3,895         4,138      1,806         2,208

PROVISION FOR FEDERAL
  INCOME TAX                     1,161         1,212        555           648
                               -------       -------     ------        ------
NET EARNINGS                   $ 2,734       $ 2,926     $1,251        $1,560
                               =======       =======     ======        ======

Net income per share (Based
  upon the weighted average
  number of shares outstanding
  of 1,300,000 for
  1996 and 1995)                  2.10          2.25       0.96          1.20
                               =======       =======     ======        ======


See notes to condensed consolidated unaudited financial statements.

                      Farmers and Merchants Bancorp, Inc.


Cash Flows From Operating Activities             Jun 30      Jun 30
          (In Thousands)                          1996        1995

Net Earnings                                      2,734       2,926
Adj To Reconcile Net Earnings to Cash
provided by Operating activities
  Depreciation and Amortization                     347         300
  Premium Amortization                              336          59
  Discount Amortization                             (76)       (429)
  Provision for Loan Losses                         413           0
  Provision for Deferred Taxes                      229         395
  (Gain) Loss on Sale of Fixed Assets                 0           0
  (Gain) Loss on Sale of Securities                   0          29
Changes in Assets and Liabilities
  Accrued Int Receivable & Other Assets            (106)     (1,043)
  Accrued Int Payable & Other Liabilities           111         258
    Net Cash Provided By Operating Act            3,988       2,495
Cash Flows from Investing Activities
  Capital Expenditures                             (480)     (1,337)
  Proceeds from Sale of Fixed Assets                  0           0
  Proceeds from Sale of Securities                    0           0
  Proceeds from Maturities of Securities              0      10,933
  Purchase of Securities                        (18,749)          0
  Net (Increase) Decrease in Loans              (12,749)    (26,721)
  Net (Increase) Decrease in Leases                  10           1
    Net Cash Used by Investing Activities       (31,968)    (17,124)
Cash Flows from Financing Activities
  Net Increase (Decrease) in Deposits            30,674      26,498
  Net Increase (Decrease) in Short Term
  Borrowings                                     (1,762)     (8,344)
  Net Increase in Long Term Borrowings                0           0
  Payments on Long Term Borrowings                 (307)       (224)
  Payments of Dividends                            (975)       (780)
  Unrealized Gains/Losses on Securities            (800)        434
    Net Cash Provided by Financing Act           26,830      17,584

Net Change in Cash & Cash Equivalents            (1,150)      2,955

Cash & Cash Equivalents at Beginning of Year     24,761      14,452

Cash & Cash Equivalents at end of year           23,611      17,407

Reconcilements of Cash & Cash Equivalents
  Cash and Due from Banks                        12,846      12,757
  Interest Bearing Deposits                         145         145
  Federal Funds Sold                             10,620       4,505
Total Cash and Cash Equivalents                  23,611      17,407

                        FARMERS & MERCHANTS STATE BANK

             Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that are expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Farmers & Merchants Bancorp, Inc., was incorporated on February 25, 1985, under the laws of the State of Ohio. Farmers and Merchants Bancorp, Inc., and its subsidiary. The Farmers & Merchants State Bank are engaged only in commercial banking. The executive offices of Farmers & Merchants Bancorp, Inc., are located at 307-11 North Defiance Street, Archbold, Ohio 43502.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity has continued to be enhanced by the generation of cash through operations primarily by reduction in expenses, and the collection of interest income from productive assets.

The rate of increase on Capital Expenditures has slowed with the completion of the renovation of the main office and the implementation of the new proof system. There will be reasonable increase in this area due to the major renovation of one of the branch offices.

The following is a list of 5 capital ratios as they are calculated from the June 30, 1996 financial statements.

Primary Ratio                              9.30%
Total Capital Ratio                       11.17%
Risk Based Capital Tier 1                  8.03%
Risk Based Capital Tier 2                 10.94%
Stockholders Equity/Total Assets           8.29%

During the first six months of 1996 the bank's loan portfolio has increased $12,749,000. This represents a 4% increase. This was the primary use of cash over the period. An increase of $30,674,000 in deposits was noted for the six months ended June 30, 1996. This represents a 8% increase. This increase was do in part to the fact that the bank offers very competitive rates for its deposit products. In addition a concerted marketing effort has been implemented to attract more "core" deposits to help with the maintaining of an acceptable net interest margin.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Report:

Exhibit
  No.                     Description
- -------      --------------------------------------
  27         Financial Data Schedule

(B)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Farmers & Merchants Bancorp,


Date: August 1, 1996                       By: /s/ Joe E. Crossgrove
                                              -----------------------------
                                              Joe E. Crossgrove
                                              Executive Vice President
                                              and Cashier


Date: August 1, 1996                       By: /s/ Randal H. Schroeder
                                              -----------------------------
                                              Randal H. Schroeder
                                              Asst. Vice President
                                              and Chief Accounting Officer

                                EXHIBIT INDEX



EXHIBIT NO.                          DESCRIPTION
- -----------                          -----------
27                                   Financial Data Schedule
