Form 10-Q
period 1996-09-30
FARMERS & MERCHANTS BANCORP INC
filed 1996-11-14
CIK 792966

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For nine months ended September 30, 1996

                        Commission file number 014492

                      FARMERS & MERCHANTS BANCORP, INC.
           (Exact name of registrant as specified in its charter)

                  Ohio                                     34-1469491
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

           307-11 North Defiance Street                    43502
     (Address of principal executive offices)            (Zip Code)

Registrant's Telephone Number, including area code      419/446-2501

                               Not applicable

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

        Class                      Outstanding as of November 6, 1996
Common Stock, No Par Value                       1,300,000

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

                      FARMERS & MERCHANTS BANCORP, INC.
                                    INDEX

FORM 10-Q ITEMS                                                      PAGE NO.

PART 1.  FINANCIAL INFORMATION

Item I.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
              September 30, 1996,  December 31, 1995 and
              September 30, 1995                                        1

         Condensed Consolidated Statements of Net Earnings-
              Nine Months Ended September 30, 1996 and
              September 30, 1995                                        2

         Condensed Consolidated Statements of Cash Flows-
              Nine Months Ended September 30, 1996 and
              September 30, 1995                                        3

         Notes to Condensed Financial Statements                        4

Item 2.  Management's Discussion and Analysis of Financial Condition
          Results of Operations                                         5

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               6

SIGNATURES                                                              7

                      FARMERS & MERCHANTS BANCORP, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                          (in thousands of dollars)

                                                September 30, 1996      December 31, 1995       September 30, 1995
ASSETS:
  Cash and due from banks                                 $ 14,233               $ 14,951                 $ 12,773
  Interest bearing deposits in other banks                     145                    100                      145
  Federal funds sold and securities sold
    under agreement to resell                                   --                 10,710                   13,510
  Investment Securities:
    U.S. Treasury                                           26,975                 22,757                   21,623
    U.S. Government Agencies                                32,254                 31,237                   26,803
    State & political obligations                           23,991                 19,926                   18,086
    All others                                              17,247                 10,795                    6,102
  Loans and leases                                         369,216                339,676                  338,252
  Bank premises and equipment                                7,521                  7,198                    7,282
  Accrued interest and other assets                          7,306                  6,740                    7,147

          TOTAL ASSETS                                    $498,888               $464,090                 $451,723

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Deposits:
    Demand                                                $ 38,210               $ 37,436                 $ 21,826
    Time and savings                                       393,758                366,554                  372,097
  Federal funds purchased and securities
    sold under agreement to repurchase                      11,903                  6,919                    5,926
  Other borrowed money                                       9,193                  9,662                    9,892
  Accrued interest and other liabilities                     3,948                  3,898                    3,301
          TOTAL LIABILITIES                                457,012                424,469                  413,042

SHAREHOLDERS' EQUITY:
  Common stock, no par value - authorized
    300,000 shares, issued 260,000 shares in
    1996 and 1995                                           12,677                 12,677                   12,677
  Undivided profits                                         29,199                 26,944                   26,004
          TOTAL SHAREHOLDERS' EQUITY                        41,876                 39,621                   38,681

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                          $498,888               $464,090                 $451,723

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 1995 Balance Sheet has been derived from the audited financial statements of that date.

                      FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaided)
                          (in thousands of dollars)

                                                        Three Months Ended                        Nine Months Ended
                                              September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
INTEREST INCOME:
  Loans and leases                                        $23,885             $21,518               $8,144               $7,450
  Investment Securities:
    U.S. Treasury                                           1,094                 725                  418                  278
    U.S. Government Agencies                                1,569               1,086                  537                  332
    States & Political Subdivisions                           915                 852                  331                  270
    Other                                                     579                 367                  272                  109
  Federal funds sold                                          303                 250                    2                  124
  Deposits with other banks                                    --                  --                   --                   --
          TOTAL INTEREST INCOME                            28,345              24,798                9,704                8,563

INTEREST EXPENSE:
  Deposits                                                 14,887              11,955                5,058                4,513
  Short-term borrowings                                       284                 274                  362                   77
  Other borrowed money                                        449                 483                  147                  151
          TOTAL INTEREST EXPENSE                           15,620              12,712                5,567                4,741

NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES                                12,725              12,086                4,137                3,822
PROVISION FOR LOAN LOSSES                                     790                  --                  377                   --

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                11,935              12,086                3,760                3,822

OTHER INCOME:
  Service charges                                             818                 750                  285                  254
  Other                                                     1,192               1,021                  424                  568
  Securities gains (losses)                                    --                 (27)                  --                    2
          TOTAL OTHER INCOME                                2,010               1,744                  709                  824

OTHER EXPENSE:
  Salaries                                                  3,639               2,902                1,241                  992
  Pension and employee benefits                               738                 669                  273                  264
  Occupancy                                                   949                 875                  332                  316
  Other operating                                           2,882               3,087                  781                  915
          TOTAL OTHER EXPENSES                              8,208               7,533                2,627                2,487

NET INCOME BEFORE INCOME TAX                                5,737               6,297                1,842                2,159

PROVISION FOR INCOME TAX                                    1,653               1,882                  492                  670

NET INCOME                                                 $4,084              $4,415               $1,350               $1,489

NET INCOME PER SHARE (Based upon
  weighted average number of shares
  outstanding of 1,300,000 for 1995 and 1996               $ 3.14              $ 3.40               $ 1.04               $ 1.15

See Notes to Condensed Consolidated Unaudited Financial Statements.

                      FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaided)
                          (in thousands of dollars)

                                                                    Nine Months Ended
                                                      September 30, 1996         September 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $   4,084                  $   4,415
  Adjustments to Reconcile Net Income to
    Cash Provided by Operating Activities:
      Depreciation & amortization                                    549                        460
      Premium amortization                                           463                         97
      Discount accretion                                            (131)                      (590)
      Provision for loan losses                                      790                         --
      Provision for deferred taxes                                  (209)                       325
      (Gain) loss on sale of securities                               --                        (27)
      Changes in Operating Assets & Liabilities:
        Accrued interest receivable                                 (389)                    (1,192)
        Accrued interest payable                                     406                        628
          TOTAL CASH PROVIDED BY
            OPERATING ACTIVITIES                  -                5,563                      4,116

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (872)                   (24,480)
  Purchase of securities                                         (16,083)                      (996)
  Proceeds from maturities of securities                               0                     29,513
  Net change in loans and leases                                 (30,328)                   (36,670)
          TOTAL CASH PROVIDED BY
            INVESTING ACTIVITIES                  -              (47,283)                   (32,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                          27,978                     49,528
  Net change in short-term borrowings                              4,984                     (8,472)
  Increase in long-term borrowings                                    --                        400
  Payments on long-term borrowings                                  (469)                      (383)
  Payment of dividends                                            (1,300)                    (1,040)
  Unrealized (gains) losses on securities                           (856)                       444
          TOTAL CASH PROVIDED BY
            FINANCING ACTIVITIES                                  30,337                     40,477

NET CHANGE IN CASH FLOWS                                         (11,383)                    11,960

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                               25,761                     14,452

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                  $  14,378                  $  26,412

RECONCILEMENT OF CASH AND
  CASH EQUIVALENTS
    Cash and due from banks                                    $  14,233                  $  12,757
    Interest bearing deposits                                        145                        145
    Federal funds sold                                                --                     13,510
          TOTAL CASH AND CASH
            EQUIVALENTS                                        $  14,378                  $  26,412

See Notes to Condensed Consolidated Unaudited Financial Statements.

                      FARMERS & MERCHANTS BANCORP, INC.

        Notes to Condensed Consolidated Unaided Financial Statements

Note 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordace with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-1 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that are expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        Farmers & Merchants Bancorp, Inc. was incorporated on February 25, 1985, under the laws of the State of Ohio. Farmers & Merchants Bancorp, Inc., and its subsidiaries The Farmers & Merchants State Bank and Farmers & Merchants Life Insurance Company are engaged in commercial banking and life and disability insurance, respectively. The executive offices of Farmers & Merchants Bancorp, Inc. are located at 307-11 North Defiance Street, Archbold, Ohio 43502.

        LIQUIDITY AND CAPITAL RESOURCES

        Liquidity has continued to be enhanced by the generation of cash through operations primarily by reduction in expenses, and the collection of interest income from productive assets.

        The rate of increase on capital expenditures has slowed with the completion of the renovation of the main office and the implementation of the new proof system. There will be reasonable increases in this area due to the major renovation of one of the branch offices.

        The following is a list of four capital ratios as they are calculated from the September 30, 1996 financial statements:


        Risk-based Capital Ratio                 12.80%

        Leverage Capital Ratio                    8.35%

        Risk Based Capital Tier 1                11.55%

        Tangible Equity Radio                     8.14%



        During the first nine months of 1996, the bank's loan portfolio has increased $30,358,000. This represents a 9% increase. This was the primary use of cash over the period. An increase of $27,978,000 in deposits was noted at the quarter ended September 30, 1996. This represents a 7% increase. This increase was do in part to the fact that the bank offers very competitive rates for its deposit products. In addition a concerted effort has been implemented to attract more "core" deposits to help with the maintaining of an acceptable net interest margin.

                                    PART II



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  The following documents are filed as part of this Report:

                Exhibit No.                     Description

                    27          Financial Data Schedule

     (B)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Farmers & Merchants Bancorp, Inc.,


Date:  November 12, 1996                      By:  /s/ Joe E. Crossgrove
                                                 ------------------------------
                                                  Joe E. Crossgrove
                                                  Executive Vice-President and
                                                  Cashier

Date:  November 12, 1996                      By:  /s/ Randal H. Schroeder
                                                 ------------------------------
                                                  Randal H. Schroeder
                                                  Asst. Vice-President and
                                                  Chief Accounting Officer

                                EXHIBIT INDEX


        EXHIBIT NO.                             DESCRIPTION

  27                                    Financial Data Schedule