Form 10-K
period 1996-12-31
FARMERS & MERCHANTS BANCORP INC
filed 1997-03-10
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549
                                  FORM 10-K
              X   Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              __  For the fiscal year ended December 31, 1996
                                     or
              Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              For the transition period from _______  to _______

                         Commission File Number 0-14492
                         ------------------------------
                       FARMERS & MERCHANTS BANCORP, INC.



                 OHIO                                  34-1469491
   -------------------------------                  -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization                    Identification No.)

   307-11 North Defiance Street
           Archbold, Ohio                                43502
   -------------------------------                  -------------------
        (Address of principal
         Executive offices)


       Registrant's telephone number, including area code (419)446-2501

          Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange on
       Title of each class                              which registered
           None                                             None
       -------------------                          ------------------------

       -------------------                          ------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                       Common shares without par value
   -------------------------------------------------------------------------
                              (Title of class)

   -------------------------------------------------------------------------
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X
                                                 ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of March 1, 1997, Registrant had outstanding 1,300,000 shares of common stock at a market value of $52,000,000.

                                     PART I


ITEM 1. BUSINESS

HISTORY

     The Farmers & Merchants State Bank is a community bank, as it has been since 1897. When Archbold's population was less than 900, there were six local businessmen foresighted enough in their thinking and views to realize the need for a bank in the village of Archbold. J. O. Swisher and Jacob Ehrat (livestock brokers) C. M. McLaughlin and A. J. Vernier (hardware merchants) and L. D. Gotshall and I. W. Gotshall (lumber merchants), were founders of the then Farmers & Merchants Bank, a private bank. The bank's first office was one room located in the Vernier Hotel building, currently occupied by the Archbold Barber Shop.

     In 1907, the first new structure was built at the corner of Depot and North Defiance Streets, which is now the Subway. The bank was heralded as one of the most unusual and attractive banks in the area, featuring marble interior, brass trimmed teller cages, tile floor, leaded windows, and high vaulted ceiling. The vault featured a time controlled money safe. The building and equipment were unique to the early 1900's and adequately served the banking needs of the area for over 50 years with only minor interior alterations.

     In August of 1913 the village of Archbold was hit by a disastrous fire which destroyed all the business district on the east side of N. Defiance Street from the bank at the corner of Depot Street to the Murbach medical building at the corner of Holland Street. This was a tremendous loss for a dozen or more businesses, causing many to liquidate. Young businessmen and enterprising citizens promoted a waterworks system and passed a $16,000 bond issue to finance the project. This seemed to be the turning point for the advancement of industry and the community rallied from this eventful experience to an unusual growth.

     In 1919 the founding directors elected to change from a private bank to a state chartered bank and at this time changed its name from the Farmers & Merchants Bank to The Farmers & Merchants State Bank, as required in the state charter. This has been the only name change in the bank's 98 year history. The bank's capital funds were $53,509.84 and resources were $571,549.28.

     The bank experienced growth, especially during the post-war years and early 1950's. By 1958, the bank's resources had grown to 7 1/2 million dollars. The directors and officers realized the need for a larger building to accommodate the increase in business and services. In 1958, the bank moved to its present N. Defiance Street location greatly improving service to its customers and offering drive-up banking, electronic bookkeeping, convenient parking, and a social room for the community to use. The new building featured the latest in modern banking facilities and The Farmers & Merchants State Bank was prepared to more efficiently serve the ever growing community.

     With resources of over $23 million in 1969, The Farmers & Merchants State Bank again realized the need for additional space and inaugurated a building expansion, which nearly doubled the original structure built in 1958. The new addition, opened early in 1970, provided for an additional drive-up window, walk-up window, direct entrance from the bank parking lot to the lobby, three spacious private offices, conference room, and a large community room with a fully equipped kitchen to facilitate groups from 60 to 100.

     In 1972, with total resources of over $34 million and to continue its growth, The Farmers & Merchants State Bank established an office on N. Shoop Avenue, Wauseon. The office was opened in November 1973 and provided greater banking service to the Wauseon area. The Wauseon office provided complete banking service and a community room with kitchen facilities to accommodate 15-80 people.
                                     - 2 -

     In 1977-1978 additional office space was added to The Farmers & Merchants State Bank in Archbold, and an automatic teller machine, "Teller 24", was installed in the entrance lobby.

     A second Wauseon office was established in the downtown area on the corner of N. Fulton and Depot streets in August of 1978. It is a very convenient location for shoppers and businesses. The Downtown office also provides 24 hour banking with "Teller 24".

     During April of 1980 a second office was opened in Archbold, located in the Lugbill Addition near Woodland Oaks. The Woodland office is a convenient branch offering full banking services to those Archbold residents in the outlying area.

     With resources of $83 million the decision was made to open full service offices in Stryker and West Unity in 1981.

     During that year, new computerized proof equipment was added to capture the required data in today's complex and competitive banking environment. A new division was added to the Operations Department in the creation of the Central Information File Department. Plus, two new branches were opened, the Delta office in June and the all new Bryan E. High office in December.

     In 1985 the conversion of the former bank, The Farmers & Merchants State Bank, into a holding company structure was performed to provide greater flexibility for expanding the bank's business into activities closely related to banking, as well as, placing the bank in a position to react in a timely and effective manner to the many complex changes affecting the banking industry. On April 22, 1985, a new Ohio chartered bank was formed and incorporated as the FMSB Bank following the formation of a holding company, The Farmers & Merchants Bancorp, Inc., which was incorporated as a bank holding company under the laws of the State of Ohio on February 25, 1985. A triangular merger was then effected whereby the former bank, The Farmers & Merchants State Bank, was merged with and into the new bank, the FMSB Bank with each outstanding share of common stock of the former bank being converted by operation of law upon consummation of the merger into two shares of common stock of Farmers & Merchants Bancorp, Inc. Upon the merger becoming effective July 31, 1985, 260,000 shares of Farmers & Merchants Bancorp, Inc., no par value common stock were issued. The resulting new bank in the merger is the FMSB Bank; however, its name was changed concurrently with the merger to The Farmers & Merchants State Bank. Upon consummation of the merger, the stockholders of Farmers & Merchants Bancorp, Inc. received the same percentage of ownership in the holding company as their percentage of ownership of the former bank. The former bank then ceased to exist. All of the 260,000 issued and outstanding shares of stock of the new bank, The Farmers & Merchants State Bank, were held by the bank holding company, Farmers & Merchants Bancorp, Inc.

     With the success The Farmers & Merchants State Bank was experiencing in Stryker, West Unity and Bryan and the prospect of continued growth in Williams County, it was decided to open another office in Bryan and one in Montpelier. In May of 1992, the doors were opened at a second office in Bryan located on S. Main Street; and in July of 1992 the bank was pleased to be able to offer their financial services to the community of Montpelier. The Bryan S. Main Street banking center has three drive-up lanes and a drive-up ATM. Also during 1992, the West Unity Office was expanded and an additional drive-up lane was added at the Delta Office.

     Also during 1992, an accidental death and disability insurance company was formed, Farmers & Merchants Life Insurance Company. The company was organized under the laws of the State of Arizona with 100% of the 100,000 issued and outstanding shares of common stock owned by Farmers & Merchants Bancorp, Inc.

     The growth of The Farmers & Merchants State Bank continued to be very favorable in 1993 with assets in excess of $370 million, but with the tremendous growth that was occurring, the bank was feeling growing pains brought on by cramped quarters. There were no longer community rooms in either the Main Office or the Wauseon Shoop Office. All available space at the Main Office had been used, by turning closets and storage space into offices and many of the offices that were designed for one officer were housing two officers. The Marketing and Personnel departments had been moved to the Wauseon Shoop Office basement, the former community room. The time had come for the addition of more office space at the Main Office. The former Christy Building, located on the north side of the Main Office, was demolished during the fall of 1993 to clear the way for the building expansion to begin.

     Because of the ever-increasing flow of customers at the Wauseon N. Shoop Office, a decision was made to install a drive-up ATM. That ATM was installed in December, 1993. An ATM was also installed at Sauder Woodworking Co. to better serve the Sauder employees, who work various shifts, making it inconvenient for them to bank during regular banking hours.

     1994 was a very special year for The Farmers & Merchants State Bank. Earnings were very strong, asset quality remained outstanding, and the bank expanded its presence within its market area. The goals for 1994 were exceeded, with a new high in assets of $406,186,216. With a growing interest to expand the bank's market area and branch into Henry County, an application was submitted for a Napoleon office. Once the application was approved, the bank wasted no time in getting the building constructed. The full service Napoleon Office, with a drive-up ATM, was conveniently located on St. Rt. 108 on the north edge of Napoleon making it easily accessible for the residents of Henry County.

     During the time the Napoleon office was under construction, plans were completed for expansion of the Wauseon N. Shoop Office. This was the first expansion of this office since its opening in 1973, and with the basement being used for offices, more office space was greatly needed. The new addition consisted of four additional offices, a large secretarial/new accounts area, restroom, and supply room.

     In October, 1994, the newly constructed expansion of the Main Office and the remodeling of the first floor of the original structure was completed. The offices were ready for occupancy in time for the annual Christmas Club Open House, November 4th and 5th. The remodeling of the offices located in the basement of the Main Office began as soon as Open House was over.

     The Napoleon Office opened for business during the second week of February, 1995. On Sunday, February 12, 1995, an Open House was held at the Main Office and the new Napoleon Office.

     An ATM was placed at Northwest State Community College in March, 1995, to better serve the customers from the Four County Area. In April, 1995, a drive-up ATM was installed at the Archbold Woodland Office.

During the spring of 1996, the Delta Office began an extensive remodeling and expansion project. The need was seen for more loan officer space and an ATM machine. The project was completed in October of 1996. Two more ATM locations were also secured during this year. An ATM was placed in the Community Hospital of Williams County, Bryan, and another in the Fulton County Health Center, Wauseon. The Farmers & Merchants State Bank now has twelve ATM's located throughout Fulton, Williams, and Henry Counties.

In June of 1996, Farmers & Merchants Bancorp split its stock, 5 for 1. The goal was to bring the price per share down so it would be more affordable and possibly encourage trading.

The Farmers & Merchants State Bank again hit a new growth plateau. At year end assets went over the $500 million mark.
                                     - 4 -

NATURE OF ACTIVITIES

     The Farmers & Merchants State Bank through its equivalent of 205 full time employees engages in general commercial banking and savings business. Its activities include commercial and residential mortgage, consumer, and credit card lending activities. Because of the geographical locations in which the bank's branches are located, a substantial amount of the bank's loan portfolio is composed of loans made to the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. The bank also is engaged in direct finance leasing and has invested in leveraged type leases, although the activity in this area has substantially decreased in recent years.

     The bank also provides checking account services, as well as, savings and other time deposit services such as certificates of deposits. In addition, ATM's (automated teller machines) (Money Access Corporation) are also provided in its offices in Archbold, Wauseon, Bryan, Delta and Napoleon, Ohio. Two ATM's are also located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations are at Northwest State Community College, Fulton County Hospital in Wauseon, and Williams County Hospital in Bryan.

     During 1987 The Farmers & Merchants State Bank began offering discount brokerage services to its customers. The offering of these services was a result of management's ongoing commitment to offer a full range of financial services to its customers.

     Farmers & Merchants Life Insurance Company was established to provide needed additional services to The Farmers & Merchants State Bank's customers through the issuance of life and disability insurance policies. The lending officers of The Farmers & Merchants State Bank are the selling agents of the policies to the bank's customers. The insuring company will be USLIFE Credit Insurance Company, an Illinois Corporation, while Farmers & Merchants Life Insurance Co. will be the participating reinsurer. Farmers & Merchants Bancorp, Inc.'s original investment in Farmers & Merchants Life Insurance Co. was $100,000. This investment represented less than 5% of Farmers & Merchants Bancorp, Inc.'s equity capital.

     Farmers & Merchants Bancorp, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956. The bank subsidiary, The Farmers & Merchant State Bank, is in turn regulated and examined by the Ohio Division of Banks, the Federal Deposit Insurance Corporation and the Federal Reserve System. The activities of the bank subsidiary are also subject to other federal and state laws and regulations, including usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z as promulgated thereunder by the Board of Governors, the Truth in Savings Act, the Bank Bribery Act, the Competitive Equality Banking Act of 1987, the Expedited Funds Availability Act, the Community Reinvestment Act, the FDICIA (Federal Deposit Insurance Corporation Insurance Act), FIRREA (Federal Institutions Reform, Recovery, and Enforcement Act of 1989), and the Bank Merger Act among others.

     The commercial banking business in the geographical area in which The Farmers & Merchants State Bank operates is highly competitive. In its banking activities, it competes directly with other commercial banks and savings and loan institutions in each of its operating localities. The following is a summary by geographical area of The Farmers & Merchants State Bank principal competition:



              Branch                       Location
      ----------------  -------------------------------------------------

      Archbold, Ohio    First National Bank of Northwest Ohio
                         (2 offices)

      Wauseon, Ohio     National City Bank (Subsidiary of National City
                         Corporation)
                        First Federal Savings & Loan of Defiance
                        City Loan Bank
                        State Bank & Trust Company
                        First National Bank of Northwest Ohio

      Stryker, Ohio     First National Bank of Northwest Ohio

      West Unity, Ohio  National Bank of Montpelier

      Delta, Ohio       State Bank & Trust Company
                        First Federal Savings & Loan of Delta

      Bryan, Ohio       First National Bank of Northwest Ohio
                         (2 offices)
                        National City Bank (Subsidiary of National City
                         Corporation)
                        First Federal Savings & Loan of Defiance
                         (2 offices)
                        Society Bank and Trust

      Montpelier, Ohio  First National Bank of Northwest Ohio
                        National Bank of Montpelier (2 offices)
                        First Federal Savings & Loan of Defiance

      Napoleon, Ohio    Henry County Bank (3 offices)
                        Beneficial Bank
                        First Federal Savings & Loan of Defiance, Ohio
                        First National Bank of Northwest Ohio (2 offices)
                        National City Bank (Subsidiary of National City
                         Corporation) (2 offices)

SELECTED STATISTICAL AND FINANCIAL INFORMATION

     The following statistical information concerning the operations of the company is provided in accordance with Guide 3 of the Securities and Exchange Commission relating to the operations of bank holding companies. It should be read in conjunction with the financial statements, notes thereto and other financial information appearing elsewhere herein.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table presents the distribution of assets and analysis of net interest earnings (dollars in thousands):


                                   ASSETS
                                                              1996
                                                  ----------------------------
                                                            Interest
                                                   Average       and   Yield/
                                                   Balance  Dividend    Rate
                                                  --------  --------  --------
   Interest earning Assets:
       Loans (1)                                   $358,261  $ 32,353    9.03%
       Taxable investment securities                 75,051     4,556    6.07
       Tax-exempt investment securities              21,223     1,109    5.23
       Interest bearing deposits with other banks       100         7    7.00
       Federal funds sold and securities
         purchased under agreement to resell          6,613       357    5.40
                                                   --------  --------
   Total Interest Earning Assets                    461,248  $ 38,382    8.32%
                                                             ========   =====
   Non-interest Earnings Assets:
      Cash and due from banks                        13,086
      Other assets                                   15,895
                                                   --------
                                                   $490,229
                                                   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Interest Bearing Liabilities:
        Savings deposits                           $117,734  $  4,525    3.84%
        Other time deposits                         258,446    15,418    5.97
        Other borrowed money                          9,411       594    6.31
        Federal funds purchased and securities
          sold under agreement to repurchase          6,522       368    5.64
                                                   --------  --------
    Total Interest Bearing Liabilities              392,113  $ 20,905    5.33%
                                                             ========   =====
    Non-interest Bearing Obligations:
       Non-interest bearing deposits                 50,580
       Other                                          5,700
                                                   --------
       Total Liabilities                            448,393
       Stockholders' Equity                          41,836
                                                   --------
       Total Liabilities and Stockholders' Equity  $490,229
                                                   ========
       Interest and dividend income/yield                    $ 38,382    8.32%
       Interest expense/rate                                   20,905    5.33
                                                             -------    -----
       Net Interest spread                                   $ 17,477    2.99%
                                                             ========   =====
       Net interest margin                                               3.79%
                                                                        =====

                               ASSETS
                                                             1995
                                                  ---------------------------
                                                            Interest
                                                   Average    and      Yield/
                                                   Balance  Dividend    Rate
                                                  --------  --------  -------

   Interest earning Assets:
       Loans (1)                                   $324,239   $29,561    9.12%
       Taxable investment securities                 55,383     3,153    5.69
       Tax-exempt investment securities              16,689     1,041    6.24
       Interest bearing deposits with other banks       526         3     .65
       Federal funds sold and securities
         purchased under agreement to resell          8,394       470    5.60
                                                   --------   -------

   Total Interest Earning Assets                    405,231   $34,228    8.45%
                                                              =======  ======

   Non-interest Earning Assets:
      Cash and due from banks                        11,565
      Other assets                                   13,508
                                                   --------

                                                   $430,304
                                                   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Interest Bearing Liabilities:
       Savings deposits                            $ 81,891   $ 3,931    4.80%
       Other time deposits                          253,165    12,810    5.06
       Other borrowed money                          10,091       637    6.32
       Federal funds purchased and securities
        sold under agreement to repurchase            6,019       371    6.16
                                                   --------   -------

   Total Interest Bearing Liabilities               351,166   $17,749    5.05%
                                                              =======  ======

   Non-interest Bearing Obligations:
      Non-interest bearing deposits                  38,112
      Other                                           2,992
                                                   --------

      Total Liabilities                             392,270

      Stockholders' Equity                           38,034
                                                   --------

      Total Liabilities and Stockholders' Equity   $430,304
                                                   ========

      Interest and dividend income/yield                      $34,228    8.45%
      Interest expense/rate                                    17,749    5.05
                                                              -------  ------

      Net interest spread                                     $16,479    3.40%
                                                              =======  ======

      Net interest margin                                                4.07%
                                                                       ======

                                ASSETS
                                                              1994
                                                  ----------------------------
                                                             Interest
                                                   Average     and     Yield/
                                                   Balance   Dividend   Rate
                                                  --------   --------  -------

   Interest earning Assets:
       Loans (1)                                   $277,729  $ 22,976     8.27%
       Taxable investment securities                 65,693     3,438     5.23
       Tax-exempt investment securities              17,627     1,177     6.68
       Interest bearing deposits with other banks       190         2      .83
       Federal funds sold and securities
        purchased under agreement to resell           4,642       186     4.03
                                                   --------  --------

    Total Interest Earning Assets                   365,881   $27,779    7.59%
                                                              =======   ======

   Non-interest Earning Assets:
      Cash and due from banks                        10,769
      Other assets                                   10,791
                                                   --------

                                                   $387,441
                                                   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

    Interest Bearing Liabilities:
       Savings deposits                            $ 64,678    $3,807    5.89%
       Other time deposits                          244,907     7,947    3.25
       Other borrowed money                           9,813       619    6.30
       Federal funds purchased and securities
         sold under agreement to repurchase           4,121       188    4.57
                                                   --------   -------

    Total Interest Bearing Liabilities              323,519  $ 12,561   $3.88%
                                                             ========   ======

    Non-interest Bearing Obligations:
       Non-interest bearing deposits                 28,842
       Other                                          2,242
                                                   --------

       Total Liabilities                            354,603

       Stockholders' Equity                          32,838
                                                   --------

       Total Liabilities and Stockholders' Equity  $387,441
                                                   ========

       Interest and dividend income/yield                     $27,779    7.59%
       Interest expense/rate                                   12,561    3.88
                                                              -------  -------

       Net interest spread                                    $15,218    3.71%
                                                              =======  =======

       Net interest margin                                               4.16%
                                                                       =======


  (1) For the purposes of these computations, nonaccruing loans are included in the daily average outstanding loan amounts.

     The following table sets forth (in thousands of dollars) for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:


                                                              1996 - 1995
                                                ---------------------------------------
                                                 (Decrease)  Increase (Decrease)
                                                             Attributable Changes in
                                                             --------------------------
                                                in Interest        Volume          Rate
                                                -----------  ------------  ------------

Interest Earned On:
   Loans                                        $     2,792   $     3,072   $      (280)
   Taxable investment securities                      1,403         1,194           209
   Tax-exempt investment securities                      68           236          (168)
   Interest bearing deposits with other banks             4           (30)           34
   Federal funds sold and securities purchased
     under agreements to resell                        (113)          (96)          (17)
                                                -----------  ------------  ------------

   Total Interest Earnings Assets               $     4,154  $      4,376   $      (222)
                                                ===========  ============  ============

   Interest Paid On:
       Savings deposits                         $       594  $      1,378   $      (784)
       Other time deposits                            2,608           314         2,294
       Other borrowed                                   (43)          (42)           (1)
       Federal funds purchased and securities
         sold under agreements to repurchase             (3)           28           (31)
                                                -----------  ------------  ------------

         Total Interest Bearing Liabilities     $     3,156  $      1,678   $     1,478
                                                ===========  ============  ============

                                                              1995 - 1994
                                                ----------------------------------------
Interest Earned On:
   Loans                                        $     6,585  $      4,240    $    2,345
   Taxable investment securities                       (285)         (587)          302
   Tax-exempt investment securities                    (136)          (58)          (78)
   Interest bearing deposits with other banks             1             2            (1)
   Federal funds sold and securities purchased
     under agreements to resell                         284           210            74
                                                -----------  ------------  ------------

   Total Interest Earnings Assets               $     6,449  $      3,807    $    2,642
                                                ===========  ============  ============

   Interest Paid On:
       Savings deposits                         $       124  $      1,698    $   (1,574)
       Other time deposits                            4,863        (1,373)        6,236
       Other borrowed                                    18            18             0
       Federal funds purchased and securities
         sold under agreements to repurchase            183           117            66
                                                -----------  ------------  ------------

         Total Interest Bearing Liabilities     $     5,188  $        460  $      4,728
                                                ===========  ============  ============


     The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
                                     - 10 -

INVESTMENT PORTFOLIO

     The following table sets forth (dollars in thousands) the carrying amount of investment securities at the dates indicated.

                                                   1996      1995    1994
                                                 --------  -------  -------
      U. S. Treasury and other U. S. Government
         agencies                                $ 51,737  $45,556  $43,112
      State and political subdivisions             21,678   19,926   19,236
      Mortgage-backed securities                    8,986    8,438    5,986
      Obligations of domestic corporations         17,065    8,689    7,312
      Stocks of domestic corporations               2,255    2,106    1,970
                                                 --------  -------  -------

      Total                                      $101,721  $84,715  $77,616
                                                 ========  =======  =======


     The following table sets forth (dollars in thousands) the maturities of investment securities at December 31, 1996 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.




                                                      Maturities
                                      -----------------------------------------
                                                          After One Year
                                      Within One Year     Within Five Years
                                      ------------------  ---------------------
                                      Amount    Yield       Amount     Yield
                                      --------  --------  ----------  ---------


  U. S. Treasury and other U. S.
    Government agencies               $10,107    6.35%    $ 45,257      6.18%
  State and political subdivisions    $ 3,450    8.15%    $  7,454      8.72%
  Taxable state and political
    subdivisions                      $     0     .00%    $  9,023      6.33%
  Obligations of domestic
    corporations                      $ 6,484    6.24%    $  1,006      6.91%



                                                     Maturities
                                    -----------------------------------------
                                     After Five Years
                                     Within Ten Years       After Ten Years
                                    -------------------  --------------------
                                     Amount    Yield       Amount    Yield
                                    ---------  --------  ----------  --------

U. S. Treasury and other U. S.
    Government agencies             $ 2,711     6.08%      $ 2,516      6.04%
State and political subdivisions    $ 4,969     8.71%      $ 4,991     10.23%
Taxable state and political
    subdivisions                    $     0      .00%      $   449      5.75%


     At December 31, 1996 the company held no large block of any one investment security. Except for U. S. Treasury and other U. S. Government agencies, no one holding in debt securities exceeded one million dollars. The bank did hold stock in the Federal Home Loan Bank of Cincinnati at a cost of $2.235 million. This is required in order to obtain Federal Home Loan Bank loans.
                                     - 11 -

LOAN PORTFOLIO

     The following table shows (dollars in thousands) the company's loan distribution at the end of each of the last five years:

                                                 1996        1995         1994
                                           ----------     ---------     --------
Loans:
   Commercial and industrial                $  67,763     $  58,987     $ 65,848
   Agricultural                                41,195        41,328       29,586
   Real estate - mortgage                     195,043       173,302      145,576
   Installment                                 63,199        61,021       62,462
   Commercial paper                             3,959         7,604        2,019
   Industrial Development Bonds                 3,670         3,336        1,826
                                           ----------     ---------     --------

   Total Loans                              $ 374,829     $ 345,578     $307,317
                                           ==========     =========     ========
                                                               1993       1992
                                                          ---------     --------
Loans:
   Commercial and industrial                              $  58,155     $ 48,750
   Agricultural                                              29,527       30,489
   Real estate - mortgage                                   118,164      105,894
   Installment                                               53,414       42,849
   Commercial paper                                           5,270       11,529
   Bankers' Acceptance                                            0          984
   Industrial Development Bonds                               2,222        1,764
                                                          ---------     --------
   Total Loans                                            $ 266,752     $242,259
                                                          =========     ========

The following table shows (dollars in thousands) the maturity of loans:


                                                                 Maturities
                                        -------------------------------------------------------------
                                                              After One
                                             Within         Year Within             After
                                           One Year          Five Years          Five Years     Total
                                        -----------        ------------         -----------  -------
Commercial, industrial, and
 agricultural (combined)                $    94,154        $     13,100         $     1,704  $108,958
Real estate - mortgage                      148,673              21,771              24,599   195,043
Installment                                   4,993              56,028               2,178    63,199
Commercial paper                              3,959                   0                   0     3,959
Industrial Development Bonds                  1,361                 534               1,775     3,670
                                        -----------          ----------         -----------   -------

Total                                   $   253,140        $     91,433         $    30,256  $374,829
                                        ===========        ============         ===========  ========


     In regard to loans maturing after one year, information was not available which would enable the categorization of such as to those loans having fixed interest rates and those having variable interest rates.

NONACCRUAL PAST DUE AND RESTRUCTURED LOANS
     The following table summarizes (dollars in thousands) the company's nonaccrual and past due loans


                                                  1996    1995    1994
                                                 ------  ------  ------
        Nonaccrual loans                         $3,489  $3,494  $2,681
        Accruing loans past due 90 days or more   1,899   2,698   2,601
                                                 ------  ------  ------
                                                 $5,388  $6,192  $5,282
                                                 ======  ======  ======
                                                           1993    1992
                                                         ------  ------
        Nonaccrual loans                                 $3,264  $3,362
        Accruing loans past due 90 days or more           2,226   1,109
                                                         ------  ------
                                                         $5,490  $4,471
                                                         ======  ======

     As of December 31, 1996, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

     Interest income which would have been recorded under the original terms of the nonaccrual loans was $624 thousand for the year 1996. Any collections of interest on nonaccrual loans are included in interest income when collected. This amounted to $354 thousand for 1996.

     Loans are placed on nonaccrual status in the event one of the following occurs: the total line of the customer is charged of to the extent of 50% or more, the loan is in past due status for more than 180 days.

     The $3.489 million of nonaccrual loans is secured at December
31, 1996.

POTENTIAL PROBLEM LOANS:

     At December 31, 1996, the Bank has $5.388 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently than quarterly.

     The amount of potential problem loans was considered in management's review of the loan loss reserve required at December
31, 1996.

LOAN CONCENTRATION:

     In extending credit to families, businesses and governments, banks accept a measure of risk against which an allowance or reserve for possible loan losses is established by way of expense charges to earnings. This expense, used to enlarge a bank's allowance for loan losses, is determined by management based on a detailed monthly review of the risk factors affecting the loan portfolio, including general economic conditions, changes in the portfolio mix, past due loan-loss experience and the financial condition of the bank's borrowers.

     At December 31, 1996, the company has loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $41.195 million. The ratio of this segment of loans to the total of the company's loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

     No individual borrower exceeds $1.383 million of the above amount and all such loans are performing in accordance with their contractual terms.

SUMMARY OF LOAN LOSS EXPERIENCE

     The following table reflects (in thousands) the bank's loan loss experience for each of the five years ended December 31, 1996:


                                                 1996      1995      1994
                                               --------  --------  --------

    Loans                                      $374,829  $345,577  $307,317
                                               ========  ========  ========
    Daily average of loans outstanding         $358,261  $324,239  $277,729
                                               ========  ========  ========
    Allowance for loan losses --
     beginning of year                           $5,500    $5,500    $5,000
    Loans Charged Off:
       Commercial                                   623       748       602
       Installment                                1,053       691       569
       Real estate mortgage                          35        40         0
                                               --------  --------  --------
                                                  1,711     1,479     1,171
                                               --------  --------  --------

                                                   1996      1995      1994
                                               --------  --------  --------
    Loan Recoveries:
       Commercial                                   197       584       729
       Installment                                  443       426       311
       Real estate mortgage                           3        84        67
                                               --------  --------  --------

                                                    643     1,094     1,107
                                               --------  --------  --------

    Net loans charged off                         1,068       385        64

    Provision for loan loss                       1,068       385       564
                                               --------  --------  --------

    Allowance for Loan Loss -- End of Year       $5,500    $5,500    $5,500
                                               ========  ========  ========

    Ratio of net charge-offs to average loans
     outstanding                                   .30%      .12%      .02%
                                               ========  ========  ========

                                                             1993      1992
                                                         --------  --------
    Loans                                                $266,752  $242,259
                                                         ========  ========

    Daily average of loans outstanding                   $244,774  $215,381
                                                         ========  ========

    Allowance for loan losses --
     beginning of year                                     $4,775    $4,250




                                                  1993        1992
                                                -------       -----
Loans Charged Off:
   Commercial                                      706          503
   Installment                                     552          358
   Real estate mortgage                             38           20
                                                -------       -----

                                                 1,296          881
                                                -------       -----

Loan Recoveries:
   Commercial                                      266          220
   Installment                                     335          331
   Real estate mortgage                             12           42
                                                -------       -----

                                                   613          593
                                                -------       -----

Net loans charged off                              683          288

Provision for loan loss                            908          813
                                                -------       -----

Allowance for Loan Loss -- End of Year        $  5,000    $   4,775
                                                =======       =====

Ratio of net charge-offs to average loans         .28%         .13%
outstanding                                     =======       =====


       Allocation of the allowance for
       loan losses


                                                               Percent of
                                                                Loans in
                                                      Amount  Each Category
                                              (in thousands)  to Total Loans
                                              --------------  --------------
Balance at End of Period Applicable To:
   Commercial and industrial                  $     3,678         29.67%
   Installment                                      1,547         17.21
   Real estate                                        275         53.12
                                              -----------     ----------

                                              $     5,500        100.00%
                                              ===========     ==========


     The charge-off amounts are based upon periodic evaluations of the the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions loan portfolio composition, prior loan experience and management's estimation of future potential losses.

DEPOSITS

     The following table presents the average amount of (in thousands) and the average rate paid on each deposit category that is in excess of ten percent of average total deposits:


                                      NOW     Savings     Time
December 31, 1996:                  Accounts  Accounts  Accounts
------------------                  --------  --------  --------

Average balance                      $33,798  $117,734  $224,648
Average rate                           3.05%     1.41%     5.84%

December 31, 1995:
------------------
Average balance                      $34,475   $81,891  $218,690
Average rate                           3.04%     2.13%     4.72%

December 31, 1994:
------------------
Average balance                      $41,526   $64,678  $203,381
Average rate                           2.54%     3.00%     3.04%


     The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:


                                          Over three     Over One
                                Under      Less than  Year Within   Over
                         Three Months  Twelve Months   Five Years  Five Years
                         ------------  -------------  -----------  ------------
Certificates of deposit       $12,288        $33,046      $10,527  $        0
                         ============  =============  ===========  ==========


RETURN ON EQUITY AND ASSETS

     The following table shows consolidated operating and capital ratios of the company for each of the last three years:


                                         Years Ended December 31,
                                       ----------------------------
                                         1996      1995      1994
                                       --------  --------  --------

Return on average assets                  1.14%     1.23%     1.28%
Return on average equity                 13.21%    13.93%    15.12%
Dividend payout ratio                    27.23%    26.99%    26.18%
Equity to assets ratio                    8.65%     8.54%     8.48%



SHORT-TERM BORROWINGS

     The company's average balance of short-term borrowings during the year was less than 30% of end of year stockholders' equity for each year required to be reported; therefore, no data is presented.

OTHER MATTERS

     Information required by subsections of Item 1, to which no response has been made, are inapplicable to the business of the company.

ITEM 2.  PROPERTIES

     The principal office of Farmers & Merchants Bancorp, Inc. is located in facilities owned by The Farmers & Merchants State Bank at 307-11 North Defiance Street, Archbold, Ohio 43502.

     The Farmers & Merchants State Bank operates from and utilizes the entire facilities at 307-11 North Defiance Street. In addition, the bank owns the property from 200 to 208 Ditto Street, Archbold, Ohio, which it uses for Bank parking and a community mini-park area. The Bank owns real estate at two locations, 207 Ditto Street and 209 Ditto Street in Archbold, Ohio upon which the bank built a commercial building to be used for storage, and a parking lot for company vehicles and employee parking. The Bank owns a commercial building at 313 North Defiance Street, which is located adjacent to the Bank's principal office. Demolition of the existing building at this location took place in late 1993, and construction began on a 15,237 square foot addition which was substantially completed by the end of 1994 with final completion taking place in the spring of 1995. In 1993 the Bank also purchased real estate across from the main facilities to provide for possible parking expansion.

     In 1989 the Bank purchased additional real estate in Bryan, Ohio, and has established another branch operation in Bryan. The Bank, in 1988, purchased real estate immediately adjacent to its branch bank premises in Delta, Ohio for expansion of parking facilities. In 1990 the Bank purchased real estate in Delta, Ohio for additional parking to serve its branch office. The Bank constructed in 1994 a 1,540 square foot addition to the branch in Wauseon, Ohio. The Bank obtained permission to open a branch in Napoleon, Ohio. Facilities were completed in the fall of 1994.

     The Bank also owns real estate consisting of land and buildings housing each of its full service branch bank operations, except for the Montpelier, Ohio facilities which are leased. The following is a compendium of the various branch locations:


    Branch                                       Location
------------------                      --------------------------
 Archbold, Ohio                         1313 South Defiance Street

 Wauseon, Ohio                          1130 North Shoop Avenue
                                        119 North Fulton Street

 Stryker, Ohio                          300 South Defiance Street

 West Unity, Ohio                       200 West Jackson Street

 Bryan, Ohio                            924 E. High Street
                                        1000 South Main Street

 Delta, Ohio                            101 Main Street

 Montpelier, Ohio                       225 West Main Street

 Napoleon, Ohio                         2255 Scott Street

     The majority of the above locations have drive-up service facilities.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank, to which the Bank is a party or of which any of its properties is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

     The company's stock is not quoted on the National Association of Securities Dealers Automated Quotations System (NASDAQ).

     The company's stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. The company has no broker that sets a price for the company's stock, therefore, the only source as to the high and low sale price is from private sales. The high and low sale price known to company's management is as follows after restatement for five for one stock split:


                     1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                     -----------  -----------  -----------  -----------
1996     High          $35.00       $35.00       $40.00       $40.00
         Low           $32.00       $35.00       $40.00       $40.00

1995     High          $32.00       $32.00       $32.00       $32.00
         Low           $27.00       $32.00       $32.00       $32.00


     As of March 1, 1997, there were 1,256 record holders of common stock of the company.

     Dividends are paid quarterly.  Per share dividends for years
1996 and 1995 are as follows:


              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter  Total
              -----------  -----------  -----------  -----------  -----


1996             $.25        $.25          $.25         $.40      $1.15
1995             $.20        $.20          $.20         $.50      $1.10


ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data is presented on page 37 of the Annual Report to shareholders for the year ended December 31, 1996 and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion is to focus on information concerning the company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in the annual report. Reference should be made to those statements and the selected financial data presented elsewhere in the report for an understanding of the following discussion and analysis.

FINANCIAL CONDITION

     The company's bank subsidiary continues to follow the strategy of acquiring assets for investment purposes and retaining its own loan production, attempting to achieve reasonable spreads through matching such assets with one of a number of funding sources available.

     The Farmers & Merchants State Bank functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The following comparison of daily average balances indicates how the bank has managed its sources and uses of funds (in thousands):


                                                                                             1996
                                                                           -----------------------------------------
                                                                                            Increase (Decrease)
                                                                                       -----------------------------
                                                                              Average
                                                                              Balance      Amount    Percentage
                                                                           ----------  ----------  -------------

Funding Uses:
   Loans                                                                     $358,261     $34,022        10.49%
   Taxable investment securities                                               75,051      19,668        35.51%
   Tax-exempt investment securities                                            21,223       4,534        27.17%
   Interest bearing deposits with other banks                                     100        (426)      (80.99%)
   Federal funds sold and securities purchased under
     agreement to resell                                                        6,613      (1,781)      (21.22%)
                                                                           ----------  ----------
                                                                             $461,248     $56,017        13.82%
                                                                           ==========  ==========      ========
Funding Sources:
   Deposits:
       Non-interest bearing deposits                                          $50,580     $12,468        32.71%
       Savings deposits                                                       117,734       3,876        31.48
       Other time deposits                                                    258,446      37,248        16.84
   Other borrowed money                                                         9,411        (680)       (6.74)
   Federal funds purchased and securities sold
     under agreement to repurchase                                              6,522         503         8.36
   Other                                                                        5,700       2,708        90.51
                                                                           ----------  ----------
                                                                             $448,393     $56,123        14.31%
                                                                           ==========  ==========      ========

                                                                                 1995                   1994
                                                                ----------------------------------------------

                                                                            Increase (Decrease)
                                                                           ----------------------
                                                                  Average
                                                                  Balance      Amount  Percentage      Balance
                                                              -----------  ----------  ----------     --------
Funding Uses:
   Loans                                                         $324,239     $46,510       16.75%     277,729
   Taxable investment securities                                   55,383     (10,310)     (15.69)      65,693
   Tax-exempt investment securities                                16,689        (938)      (5.32)      17,627
   Interest bearing deposits with other banks                         526         336      176.84          190
   Federal funds sold and securities purchased
     under agreement to resell                                      8,394       3,752       80.83        4,642
                                                              -----------  ----------                 --------
                                                                 $405,231     $39,350       10.75%   $ 365,881
                                                              ===========  ==========  ===========    ========
Funding Sources:
   Deposits:
       Non-interest bearing deposits                              $38,112      $9,270       32.14%      28,842
       Savings deposits                                           113,858      49,180       76.04       64,678
       Other time deposits                                        221,198     (23,709)      (9.68)     244,907
   Other borrowed money                                            10,091         278        2.83        9,813
   Federal funds purchased and securities sold
     under agreement to repurchase                                  6,019       1,898       46.06        4,121
   Other                                                            2,992         750       33.45        2,242
                                                              -----------  ----------                 --------
                                                                 $392,270     $37,667       10.62%   $ 354,603
                                                              ===========  ==========  ===========    ========

     Total assets for Farmers & Merchants Bancorp, Inc. have increased from $406.1 million in 1994 to $464 million in 1995 and to $501.4 million in 1996, a 14.28% and 8% increase, respectively. The increase in assets of $37 million is primarily the result of growth in the loan portfolio which increased $29 million, $21.7 million in real estate mortgages and $8.8 million in commercial loans. These increases can be attributed to favorable interest rates, as well as, an aggressive, but controlled and managed loan policy.

     Investment securities increased $17 million from $84.7 million for 1995 to $101.7 million for 1996. Two categories of investment securities accounted most of this growth, $6.7 million in U.S. Government and agency securities and $8.3 million in corporate securities. The security portfolio also benefited from a $1 million unrealized increase in the market value of the portfolio.

     The above increases in the loan and investment securities portfolio were made possible entirely from an increase in deposits of $34.4 million to $438.4 million for 1996 from $404 million for 1995. Most of the increase came in demand deposits which experienced growth of $12.6 million and savings and time deposits of $19 million.

     Net charge-offs increased in 1996 over 1995 and 1994 to $1.1 million for 1996 compared to $385 thousand for 1995 and $64 thousand for 1994. This increase was due to writing off a considerable number of small dollar volume installment loans. Despite this increase it is still only .28% of the total loan portfolio, and it is felt that these write-offs have helped tremendously in "cleaning up" the loan portfolio, and with a renewed commitment to credit quality during 1996, the loan loss reserve of $5.5 million or 1.5% of the total loan portfolio is more than adequate to cover possible loan losses.

     The Farmers & Merchants State Bank continued to use borrowed funds from the Federal Home Loan Bank of Cincinnati. The Federal Home Loan Bank program allows the bank to protect itself in the event it would offer fixed rate mortgage loans. The loans from the Federal Home Loan Bank reduce the Bank's exposure to interest rate risk as the Bank matches a fixed rate liability with the loan made. The Bank also receives a better servicing margin on these loans than were experienced with loans sold on the secondary market.

CAPITAL RESOURCES

     During 1996 stockholders' equity increased by $3.76 million to $43.4 million representing a 9.5% increase.

     Dividends (which are subject to regulatory restrictions) for 1996 were $1.495 million on 1,300,000 shares of outstanding common stock.

     Under Federal Reserve Board's risk-based guidelines, capital is measured against the Bank's risk-adjusted assets. The Bank's Tier 1 capital (common stockholders' equity less goodwill, if any) to risk-adjusted assets was approximately 8.9% at December 31, 1996, well above the 4% minimum requirement. Total capital to risk-adjusted assets approximated 12.9%, also well above the 8% minimum requirement. The leverage ratio was at 6.45% compared to the 4% requirement. According to FDIC capital guidelines, the Bank is considered to be well capitalized.

     These ratios for 1995 were 11.8%, 13.1% and 8.3%, respectively. The decrease is due to a $10 million dividend which was paid by The Farmers & Merchants State Bank to Farmers & Merchants Bancorp, Inc. on December 31, 1996 with the approval of the FDIC and State of Ohio Division of Financial Institutions. Farmers & Merchants Bancorp then loaned to The Farmers & Merchants State Bank on December 31, 1996 $10 million in exchange for an unsecured subordinated note receivable. The note is due January 1, 2007. Interest at the rate of 6% is payable annually on the first day of January each year. The purpose for this transaction was to reduce the amount of Ohio Franchise Tax the Bank will have to pay.

ASSET/LIABILITY MANAGEMENT

     The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities.
It involves the management of the balance sheet mix, maturities, repricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

     Changes in net income, other than volume related, arise when interest rates on assets reprice in a time frame or interest rate environment that is different from that of the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest-earning assets and interest-bearing liabilities.

     Historically, The Farmers & Merchants State Bank has maintained liquidity through cash flows generated in the normal course of business, loan repayments, maturing earning assets, the acquisition of new deposits, and borrowings. The Bank's asset and liability management program is designed to maximize net interest income over the long term while taking into consideration both credit and interest rate risk.

     Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans which are tied to the market rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest rate sensitive than passbook savings accounts. The shorter term interest rate sensitivities are the key to measurement of the interest sensitivity gap, or excess interest sensitive earnings assets over interest-bearing liabilities.

     The following table summarizes the repricing opportunities as of December 31, 1996 for each major category of interest-earning assets (at amortized cost) and interest-bearing liabilities:


                                        (Dollars in Thousands)
                                0 - 90     90 - 365        1 - 5   Over 5
                                  Days         Days        Years    Years    Total
                             ---------  -----------  -----------  -------  -------

Interest bearing deposits           $0         $100           $0       $0     $100
Investments                      7,041       13,001       62,168   16,207   98,417
Loans                          167,786       85,355       91,752   30,255  375,148
                             ---------  -----------  -----------  -------  -------

Total Rate Sensitive Assets    174,827       98,456      153,920   46,462  473,665
Rate Sensitive Liabilities     225,517      115,660       57,965    4,977  404,119
                             ---------  -----------  -----------  -------  -------

Gap                          $(50,690)    $(17,204)      $95,955  $41,485  $69,546
                             =========  ===========  ===========  =======  =======


     In accordance with FASB guidelines, The Farmers & Merchants State Bank redesignated its remaining Held to Maturity Investment portfolio to Available for Sale in 1996. It is felt that this will provide the Bank with even more liquidity. Management with the assistance of outside advisors is continually looking for opportunities that can minimize market price risk or interest rate risk, and thus improve the quality of the portfolio.

LIQUIDITY

     Historically, the primary source of liquidity for the Company has been the increases in core deposits. This is true for 1996 as well. Deposits increased $34.3 million in 1996 mainly from increased demand deposits of $12.6 million and increased savings and time deposits of $19 million. This compares with increases in core deposits of $59.6 million for 1995 and $21.9 million for 1994.

     The loan to deposit ratio remained virtually unchanged at 84.1% for 1996 and 1995 from a high of 87.5% for 1994.

     Short term marketable debt securities has also provided the Company with liquidity. Securities maturing in one year or less amounted to a market value of $20 million representing 20.4% of total marketable debt securities, a slight drop from prior year levels of $20.9 million or 25.3% for 1995 and $25.4 million or 33.4% for 1994.

RESULTS OF OPERATIONS

OVERVIEW

     Net income for 1996 was $5.5 million, a $200 thousand or 3.8% increase over 1995 net income of $5.3 million. Net interest margin before the provision for loan losses was $17.5 million for 1996 compared to $16.5 million for 1995, a 6.1% increase. The net interest margin percentage was 3.79% for 1996 compared to 4.07% for 1995.

INTEREST INCOME

     Interest income and fees on loans increased $2.8 million to an all time high of $32.3 million for 1996. This compares with income of $29.5 million for 1995 and $32.3 million for 1996. This compares with income of $29.5 million for 1995 and $23 million for 1994. This increase is due to an increase in average loans outstanding to $358 million for 1996 compared to $324 million for 1995 and $278 million for 1994.

     Interest on investment securities for 1996 was $5.6 million compared to $4.1 million for 1995, a $1.5 million increase. Again most of this increase in income is a result of an increase in volume. The average volume for investment securities was $96.2 million for 1996 compared to $72 million for 1995.


INTEREST EXPENSE

     Interest expense increased to $20.9 million for 1996 up $3.2 million from interest expense of $17.7 million for 1995. This represents a 17.8% increase. While some of this increase is due to an increase in volume of average outstanding deposits from $335 million for 1995 to $376 million for 1996, the majority of the increase is a result in rates being paid on savings accounts and time deposits in order to attract deposits.

     Interest expense on borrowed funds declined from just over $1 million for 1995 to $962 thousand for 1996 because of the reduction in the amount of outstanding principal.

ALLOWANCE FOR LOAN LOSSES

     In extending credit to families, businesses and governments, banks accept a measure of risk against which an allowance or reserve for loan losses is established by way of expense charges to income. The Bank evaluates the adequacy of the allowance for loan losses based on an analysis of specific problem loans, as well as, on an aggregate basis. Factors considered by management in determining the proper reserve include review of general economic conditions, changes in the portfolio mix, past loan-loss experience, the financial condition of the borrowers and reports of examinations furnished by State and Federal banking authorities. Management reviews the calculation of the allowance for loan losses on a quarterly basis, and feels that the allowance is adequate.

     The Bank has established the allowance for loan losses to reduce the gross level of loans outstanding by an estimate of uncollectible loans. As loans are deemed uncollectible, they are charged against the allowance. A provision for loan losses is expensed against current income on a monthly basis. This provision serves to replenish the allowance for loan losses to accommodate charge-offs and growth in the loan portfolio, thereby maintaining the allowance at an adequate level.

     The provision for loan losses was $1.07 million compared to $385 thousand for 1995. Most of this expense came from the installment loan portfolio. Management believes that the installment loan portfolio is now in good shape. This year's allowance for loan losses remains at $5.5 million, the same level it was for 1995 and 1994.

OTHER OPERATING INCOME

     Other operating income increased to almost $2.4 million, up from $2.1 million for 1995. Most of this increase, $264 thousand, was as a result of the adoption of FAS 122 which requires the allocation of the cost of mortgage loans originated with a definitive plan to sell or securitize those loans between the fair value of the loan and the fair value of the servicing rights.

OTHER OPERATING EXPENSES

     Despite increased loan and deposit activity, management was able to hold operating expenses to a minimum. Operating expenses of $10.9 million for 1996 increased only slightly over 1995 expenses of $10.7 million, a 1.9% increase, compared to a $1 million increase of 1995 expenses over 1994 levels or a 10.1% increase.


The following table illustrates these increases:

                                       Dollar                         Percentage
                                       Increase (Decrease)            Increase (Decrease)
                          ------------------------------------------  ----------------------
                                  1996               1995                  1996        1995
                               -----------          ---------          ----------  ----------


Salaries                        $     320           $    464               7.07%      11.42%
Employee benefits               $     183           $    133              18.50%      15.54%
Occupancy expense               $      45           $     42               9.93%      10.28%
Furniture and equipment         $      96           $    203              13.87%      41.61%
Other operating expense         $    (365)          $    139              (9.01%)      3.56%


     Salary expense increased in 1996 because of increases in compensation to employees based on merit and the general rise in economic conditions, as well as, the increase in the number of employees. Employee benefits also increased for the same reasons as compensation.

     Operating supplies and real estate taxes accounted for most of the occupancy expense increase. These increase costs were a natural result of the expansion of the main facilities in Archbold.

     As was the case for 1995, the increase in furniture and equipment for 1996 was due to an increase in depreciation expense of just over $100 thousand. Again this is a direct consequence of the expansion of the main facilities in Archbold.

     Most of the other operating expenses remained fairly consistent with 1995 levels. The largest change came in the drop of FDIC assessments from almost $400 thousand for 1995 to $2 thousand for 1996. This significant decrease was a result of legislation based on a compromise on the savings and loan crisis.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     ----------------------------------------------------

     Report of Independent Accountants

MESSAGE FROM MANAGEMENT:

At the FARMERS & MERCHANTS BANCORP, INC., service is the strength and key to our performance. Fueled by strong loan demand and overhead control, the Bank's directors, management and employees are pleased to report another excellent year in 1996. This resulted in an impressive 13.21 percent Return on Average Equity and 1.14 percent Return on Average Assets. With a new high in assets of $501,449,000, capital accounts have increased to $43,381,000 with net income of $5,483,000 or $4.22 per share compared to $4.07 in 1995 (adjusted for stock split in June of 1996).

The Farmers & Merchants Bancorp, Inc. continues to be responsive in listening to and flexible in working with its customers, while at the same time maintaining sound credit judgment. The Bank's loan portfolio represents a solid foundation upon which the Bank's safety, soundness and profitability are built. This foundation results from two basics: a philosophy of being conservative, yet responsive and a lending premise that emphasizes quality not quantity. The Farmers & Merchants Bancorp, Inc. provides its customers with easy, accessible services to help them achieve their financial goals. The Bank's continued responsiveness promotes the trust and respect that forms the basis for a solid banking relationship in which our customers needs are met.

While the above results are gratifying, we enter 1997 and beyond with a sense of urgency. The banking industry is changing rapidly, as evidenced by the many bank mergers and acquisitions announced during the year. Our competitors, both bank and non-bank, are becoming larger and more sophisticated. Many traditional banking services have become commodities, necessitating a low cost structure for providers of such services. Geographic boundaries continue to lose relevance as technology makes many physical facilities obsolete. To be successful in this changing environment, Farmers & Merchants Bancorp, Inc. must continue to evolve to a more marketing-oriented financial services organization. First and foremost, our focus must be on the customer. Our products and services must be designed for and centered around the customer's needs - a challenge that every financial institution faces.

Among the events of 1996, the completion of the Delta Office expansion is the most noteworthy. The renovations were completed in time for our Annual Open House, the first weekend in November. Much credit must be given to the Delta Staff for keeping the office operating efficiently during the time of construction. We placed Automated Teller Machines (ATM's) in the Fulton County Health Center, Community Hospital of Williams County and the Delta Office to better serve our customers from the four county area. An Asset Recovery Department was created to handle the collection work for the bank's eleven (11) offices. This department is located at the Main Office and has already proven to be a much needed addition.

In 1997, the Farmers & Merchants Bancorp, Inc. will be celebrating its "100th Anniversary" with several planned events held throughout the year. We will keep you informed as to when they will be held and hopefully you will be able to attend.

The word "relationship" may have a slightly old-fashioned sound to it, but our relationships must be as modern as technology can make them. While a brick-and-mortar branch network remains the primary customer connection at present, we are committed to meeting our customers' banking needs anytime and anywhere. Be it over the telephone, via computer, through ATMs or in a form not yet seen, we see technology as a tool that will help enhance, not replace, existing service. In our vision, tradition and tomorrow can co-exist.

In closing, we remain committed to building on traditions with innovation and positive results. The ideals and spirit that have served as the foundation of our organization for the past century will continue to guide us to remain one of the finest community banks in Ohio. We believe these efforts will provide shareholder rewards that are consistent with acceptable levels of return on investment.

We would like to express our appreciation for the input and support of our Board of Directors, Advisory Boards, Loyal employees and customers, and the cooperation of the communities we serve, and finally the continued confidence of our shareholders.

We look forward to the opportunities and challenges of 1997.





Joe E. Crossgrove                         Charles E. Lugbill
Executive Vice President and Cashier      President and Chairman of the Board

DIRECTORS                          MAYNARD SAUDER                      RANDAL H. SCHROEDER
                                   President                           Asst. Vice President
CHARLES E. LUGBILL                 Sauder Woodworking Co.              Chief Operations Officer
President
Chairman of the Board              MERLE J. SHORT                      MICHAEL D. CULLER
The Farmers & Merchants State      Farmer                              Asst. Vice President
Bank                               President                           Chief Agri Finance Officer
                                   Promow, Inc.
EUGENE D. BERNATH                                                      BARBARA J. BRITENRIKER
Farmer                             STEVEN J. WYSE                      Asst. Vice President
                                   President                           Comptroller & Chief Financial
JERRY L. BOYERS                    Bil-Jax, Inc.                       Officer
President
Edifice Construction Management                                        DIANN K. MEYER
                                   DIRECTOR EMERITUS                   Asst. Vice President
JOE E. CROSSGROVE                                                      Personnel Officer
Executive Vice President           ERIE J. SAUDER
Cashier                            OLLEY LAUBER                        KENT E. ROTH
The Farmers & Merchants State      ELIAS H. FREY                       Auditor
Bank                               KENNETH E. STAMM                    Security Officer
                                   ROBERT H. STOTZER                   Bank Secrecy Officer
ROBERT G. FREY                     ROBERT V. WHITMER
President                                                              MARILYN K. JOHNSON
E. H. Frey & Sons, Inc.                                                Compliance Officer
                                   ARCHBOLD MAIN OFFICE                CRA Officer
LEE E. GRAFFICE
President                          CHARLES E. LUGBILL                  JUDITH A. WARNCKE
Graffice Motor Sales               President & Chairman of the Board   Asst. Cashier
                                                                       Marketing Officer
JACK C. JOHNSON                    JOE E. CROSSGROVE
President                          Executive Vice President            J. SCOTT MILLER
Hawk's Clothing, Inc.              Cashier                             Asst. Cashier
Partner                                                                Agri Finance Officer
REJO Partnership                   KENNETH E. STAMM
                                   Senior Vice President               DEBRA J. KAUFFMAN
DEAN E. MILLER                                                         Asst. Cashier & Consumer
President                          MAYNARD SAUDER                      Lending Officer
MBC Holdings, Inc.                 Vice President                      Asst. Corporate Secretary

DALE L. NAFZIGER                   EUGENE D. BERNATH                   DIANA J. DENNIE
Retired                            Vice President                      Asst. Cashier
                                                                       Mortgage-Loan Officer
HAROLD H. PLASSMAN                 EDWARD A. LEININGER
Attorney                           Vice President                      BARBARA COLON
Plassman, Rupp, Hensal & Short     Commercial Loan Officer             Asst. Cashier
                                                                       Proof and Transit Supervisor
JAMES L. PROVOST                   REX D. RICE
Retired                            Vice President                      JOYCE G. KINSMAN
Dyer & Mc Dermott, Inc.            Chief Lending Officer               Loan Review Officer

JAMES C. SANEHOLTZ                 GEORGE JELEN                        SHAWN MCCUTCHEON
President                          Asst. Vice President                Secretarial Supervisor
Saneholtz-McKarns, Inc.            Mortgage Loan Officer


PHYLLIS MUNDAY               GLORIA GUNN                          STRYKER ADVISORY
Bookkeeping Supervisor       Asst. Vice President                 BOARD
                             Asst. Branch Manager
DIANNA J. WEBER                                                   FRED W. GRISIER
Teller Supervisor                                                 Owner
                             WAUSEON DOWNTOWN                     Grisier Funeral Home
                             OFFICE
ARCHBOLD WOODLAND                                                 RONALD R. ROBINSON
OFFICE                       CAROL J. ENGLAND                     Owner
                             Asst. Vice President                 R. Home Interiors
DEBORAH L. STONER            Branch Manager
Asst. Vice President         Corporate Secretary                  RICHARD E. RAKER
Branch Manager                                                    Owner
                             JEAN E. HORWATH                      Raker Oil Company
DIANE J. SWISHER             Asst. Cashier
Asst. Cashier                Asst. Branch Manager                 STEVEN PLANSON
Asst. Branch Manager                                              Farmer

                             WAUSEON ADVISORY BOARD
ARCHBOLD ADVISORY BOARD                                           WEST UNITY OFFICE
                             RICHARD L. ELROD
DEXTER L. BENECKE            President                            LEWIS D. HILKERT
Vice President               Mustang Corporation                  Vice President
Benecke Trucking, Inc.                                            Branch Manager
Alex Products, Inc.          JOSEPH H. KOLB
                             Owner                                MICHAEL T. SMITH
BRUCE C. LAUBER              Kolb & Son                           Asst. Cashier
President                                                         Asst. Branch Manager
Lauber Manufacturing Co.     JULIAN GIOVARELLI
                             President
JO ELLEN HORNISH             Gio Sales, Inc.                      WEST UNITY ADVISORY
President                                                         BOARD
Hornish Brothers, Inc.       SANDRA K. BARBER
                             Fulton County Recorder               ALVIN E. CAROTHERS
ANTHONY J. RUPP              Chairman, Ohio Lottery Commission    Farmer
President
Rupp Furniture Co.           DR. KENNETH H. KLING                 BEN G. WESTFALL
                             Owner                                President
GENE SCHAFFNER               Fulton County Vision Services        Westfall Realty, Inc.
Farmer
                                                                  WILLIAM W. HOLLINGSHEAD
GEORGE F. STOTZER            STRYKER OFFICE                       Owner
Partner                                                           Hollingshead Mortuary
Stotzer Do-It Center         RONALD D. SHORT
                             Asst. Vice President                 TED W. MANEVAL
                             Branch Manager                       Farmer
WAUSEON SHOOP OFFICE
                             PATTI L. ROSEBROCK                   R. BURDELL COLON
ALLEN G. LANTZ               Asst. Cashier                        President
Vice President               Asst. Branch Manager                 Rup-Col., Inc.
Branch Manager


DELTA OFFICE                       BRYAN ADVISORY BOARD                    GEORGE B. RINGS
                                                                           Pharmacist
CYNTHIA K. KNAUER                  W. PAUL TRODER                          Rings Pharmacy
Asst. Vice President               President
Branch Manager                     Allied Moulded Products, Inc.
                                                                           NAPOLEON OFFICE
BARRY N. GRAY                      RUSTY BRUNICARDI
Asst. Branch Manager               President                               STEPHEN E. JACKSON
                                   Chief Executive Officer                 Asst. Vice President
                                   Community Hospital of Williams          Branch Manager
DELTA ADVISORY BOARD               Co., Inc.
                                                                           MARILYN J. BERGSTEDT
TERRY J. KAPER                     D. ROBERT SHAFFER                       Asst. Cashier
Attorney                           Farmer                                  Asst. Branch Manager
Barber, Kaper, Stamm & Robinson
                                   DR. C. NICHOLAS WALZ
DONALD C. EICHER                   Partner                                 NAPOLEON ADVISORY BOARD
Retired Grocer                     Williams County Family Medical
                                   Center                                  BARBARA C. SCHIE
ROBERT E. GILDERS                                                          Office Manager
President                          PAUL R. MANLEY                          Fulton Anesthesia Associates,
GB Manufacturing                   Vice President Manufacturing            Inc.
                                   Ohio Art Co.
EUGENE BURKHOLDER                                                          DAVID M. DAMMAN
President                                                                  Farm Drainage Contractor
Falor Farm Center                  MONTPELIER OFFICE                       Farmer

AL KREUZ                           JOHN S. FEE                             JAMES T. VAN POPPEL
Fulton County Commissioner         Asst. Vice President                    President
                                   Branch Manager                          Van Poppel Corp.

BRYAN EAST HIGH OFFICE             LINDA S. NOFZIGER                       DENNIS L. MEYER
                                   Asst. Cashier                           Realtor
RICHARD S. BRUCE                   Asst. Branch Manager                    Ed Rohrs Realty
Asst. Vice President
Branch Manager
                                   MONTPELIER ADVISORY
RANDY L. SHIRKEY                   BOARD
Asst. Branch Manager
                                   GREGORY D. SHOUP
                                   President
SOUTHTOWNE OFFICE                  Peltcs Lumber Co., Inc.

DAVID C. FRAZER                    RICHARD S. DYE
Asst. Vice President               Vice President
Branch Manager                     Dyco Manufacturing

KEVIN L. GRAY
Asst. Branch Manager               ROBERT D. MERCER
                                   President
                                   Bob Mercer Realty and
                                   Auctions

                       FARMERS & MERCHANTS BANCORP, INC.

                               TABLE OF CONTENTS

                               December 31, 1996








                                                           PAGE


      Independent Auditors' Report                           5

      Consolidated Balance Sheets                            6

      Consolidated Statements of Income                      7

      Consolidated Statements of Changes in
         Shareholders' Equity                                8

      Consolidated Statements of Cash Flows                  9

      Notes to Consolidated Financial Statements         10-33

      Supplementary Information:

         Independent Auditors' Report on
         Supplementary Information                          34

         Five Year Summary of Consolidated
         Operations                                         35

January 15, 1997



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of Farmers & Merchants Bancorp, Inc., Archbold, Ohio, and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and subsidiaries, as of December 31, 1996 and 1995, and the results of its consolidated operations and cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



                                                        KROUSE, KERN & CO., INC.

                       FARMERS & MERCHANTS BANCORP, INC.

                          Consolidated Balance Sheets
                           December 31, 1996 and 1995

                                     ASSETS


(In thousands)
--------------
                                                                        1996         1995
                                                                      --------      --------
Cash and due from banks                                               $ 15,871     $ 14,951
Interest bearing deposits with banks .......................               100          100
Federal funds sold .........................................                 0       10,710
Investment securities (market value of $101,721 for 1996 and
   $84,715 for 1995) .......................................           101,721       84,715
Loans, less allowance for loan losses of $5,500 for 1996 and
   $5,500 1995 .............................................           368,900      339,614
Investment in leases .......................................               319           62
Bank premises and equipment - net ..........................             7,576        7,198
Accrued interest and other assets ..........................             6,153        5,780
Deferred income tax charge .................................               809          960
                                                                      --------     --------
TOTAL ASSETS                                                          $501,449     $464,090
                                                                      ========     ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
      Demand ....................................................     $ 50,019     $ 37,436
      NOW accounts ..............................................       37,795       35,027
      Savings ...................................................       94,768       85,664
      Time ......................................................      255,795      245,863
                                                                      --------     --------
            Total Deposits                                             438,377      403,990

Federal funds purchased ..........................................       2,790            0
Securities sold under agreement to repurchase ....................       3,973        6,919
Other borrowings .................................................       8,998        9,662
Dividend payable .................................................         520          650
Accrued interest and other liabilities ...........................       3,410        3,248
                                                                      --------     --------
           Total Liabilities                                           458,068      424,469
                                                                      --------     --------

SHAREHOLDERS' EQUITY:
  Common stock, no par value - authorized 1,500 shares; issued
   1,300 shares ..................................................      12,677       12,677
  Undivided profits ..............................................      30,013       26,025
  Net unrealized gain on securities available for sale (net of tax
   effect of $357 in 1996 and $472 in 1995) ......................         691          919
                                                                      --------     --------
            Total Shareholders' Equity                                  43,381       39,621
                                                                      --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $501,449     $464,090
                                                                      ========     ========


See Accompanying Notes to Consolidated
Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.

                       Consolidated Statements of Income
                 for the years ended December 31, 1996, 1995 and 1994

(In thousands except for per share amounts)
----------------------------------------------
INTEREST INCOME:                                            1996               1995                1994
                                                         ---------           ---------           ---------
   Interest and fees on loans ................            $ 32,339           $  29,554           $22,971
   Interest on Investment Securities
      U. S. Treasury securities ..............               1,493               1,040               987
      Securities of other U. S. Government
        agencies .............................               2,095               1,531             1,849
      Obligations of states and political sub-
        divisions ............................               1,220               1,124             1,255
      Obligations of domestic corporations ...                 707                 362               415
   Interest on federal funds .................                 357                 470               187
   Interest on deposits in banks .............                   7                   3                 2
   Dividends .................................                 150                 137               108
   Lease finance revenues ....................                  14                   7                 5
                                                          --------           ---------           -------
          Total Interest Income                             38,382              34,228            27,779
                                                          --------           ---------           -------
INTEREST EXPENSE:
   Interest on deposits ......................              19,943              16,741            11,754
   Interest on borrowed funds ................                 962               1,008               807
                                                          --------           ---------           -------
          Total Interest Expense                            20,905              17,749            12,561
                                                          --------           ---------           -------
          Net Interest Income                               17,477              16,479            15,218
PROVISION FOR LOAN LOSSES ....................               1,068                 385               564
                                                          --------           ---------           -------
          Net Interest Income After Provision
            for Loan Losses                                 16,409              16,094            14,654
                                                          --------           ---------           -------
OTHER INCOME:
   Service charges on deposit accounts .......               1,097               1,012               909
   Other service charges and fees ............               1,275               1,034               831
   Net securities gains ......................                   5                  72                50
                                                          --------           ---------           -------
                                                             2,377               2,118             1,790
                                                          --------           ---------           -------
OTHER EXPENSES:
   Salaries and wages ........................               4,849               4,529             4,064
   Pension and other employee benefits .......               1,172                 989               856
   Occupancy expense (net) ...................                 498                 453               410
   Furniture and equipment expense ...........                 788                 692               489
   Other operating expenses ..................               3,684               4,049             3,910
                                                          --------           ---------           -------
                                                            10,991              10,712             9,729
                                                          --------           ---------           -------
INCOME BEFORE FEDERAL INCOME TAX                             7,795               7,500             6,715
FEDERAL INCOME TAXES .........................               2,312               2,203             1,749
                                                          --------           ---------           -------
NET INCOME                                                $  5,483           $   5,297           $ 4,966
                                                          ========           =========           =======
Net income per share:
   Net income before securities gains ........            $   4.21           $    4.02           $  3.78
   Net securities  gains .....................                 .01                 .05               .04
                                                          --------           ---------           -------
NET INCOME PER SHARE                                      $   4.22           $    4.07           $  3.82
                                                          ========           =========           =======
WEIGHTED AVERAGE SHARES OUTSTANDING                          1,300               1,300             1,300
                                                          ========           =========           =======

See Accompanying Notes to Consolidated
Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.

           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994






                                                                         Net Unrealized
                                                                         Gain (Loss) on
                                                      Common  Undivided  Available for
(In thousands)                                         Stock    Profits  Sale Securities
---------------                                      -------  ---------  ---------------
BALANCE AT DECEMBER 31, 1993                         $12,677   $ 18,492               0
   Adjustment for initial application of unrealized
      gain (loss) for securities classified as
      Available for Sale (net of tax effect of
      $149........................................         0          0             289
                                                     -------   --------         -------
                                                      12,677     18,492             289

ADJUSTED BALANCE
   Net income for 1994............................         0      4,966               0
   Unrealized losses on securities classified as
      Available for Sale (net of tax effect of
      ($275)).....................................         0          0            (538)
   Cash dividends ($1.00 per share)...............         0     (1,300)              0
                                                     -------   --------         -------

BALANCE AT DECEMBER 31, 1994......................    12,677     22,158            (249)
   Net income for 1995............................         0      5,297               0
     Unrealized gains on securities classified as
     Available for Sale (net of tax effect of
       $599)......................................         0          0           1,168
   Cash dividends ($1.10 per share)...............         0     (1,430)              0
                                                     -------   --------         -------

BALANCE AT DECEMBER 31, 1995......................    12,677     26,025             919
   Net income for 1996............................         0      5,483               0
   Unrealized gains on securities classified as
     Available for Sale (net of tax effect of
     ($115))......................................         0          0            (228)
   Cash dividends ($1.15 per share)...............         0     (1,495)              0
                                                     -------   --------         -------

BALANCE AT DECEMBER 31, 1996                         $12,677   $ 30,013         $   691
                                                     =======   ========         =======


See Accompanying Notes to Consolidated
Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.
                     Consolidated Statements of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994

(In thousands)
----------------


CASH FLOWS FROM OPERATING ACTIVITIES:                        1996     1995      1994
                                                            ------  -------    ------
   Net income ..........................................  $  5,483  $  5,297  $  4,966
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Depreciation and amortization .................        798       689       477
        Premium amortization ..........................        582       737     1,427
        Discount amortization .........................       (196)     (128)      (72)
        Provision for loan losses .....................      1,068       385       564
        Provision for deferred income taxes ...........        266       241      (225)
        (Gain) loss on sale of fixed assets ...........         (1)       20         0
        (Gain) on sale of investment securities .......         (5)      (72)      (50)
   Changes in Operating Assets and Liabilities:
        Accrued interest receivable and other assets ..       (373)   (1,299)        6
        Accrued interest payable and other liabilities         162       836       737
                                                          --------  --------  --------
             Net Cash Provided by Operating Activities       7,784     6,706     7,830
                                                          --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...............................     (1,176)   (1,654)   (2,994)
   Proceeds from sale of fixed assets .................          1         4         1
   Proceeds from maturities of investment securities:
     Held to Maturity ................................           0    20,450    30,941
     Available for Sale ..............................      30,890    12,278     4,639
   Proceeds from sale of investment securities:
     Held to Maturity ................................           0         0     1,451
     Available for Sale ..............................         255     1,997         0
   Purchase of investment securities:
     Held to Maturity ................................           0   (8,040)   (20,148)
     Available for Sale ..............................     (48,874)  (32,556)   (6,524)
   Net increase in loans ..............................    (30,354)  (38,477)  (40,486)
   Net decrease in leases .............................       (257)       (3)        7
                                                          --------  --------  --------
               Net Cash Used by Investing Activities       (49,515)  (46,001)  (33,113)
                                                          --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ...........................     34,387    59,595    21,925
   Net change in short term borrowings ................       (156)   (7,479)    6,731
   Increase in long-term borrowings ...................          0       400     2,000
   Payments on long-term borrowings ...................       (665)     (612)     (536)
   Payments of dividends ..............................     (1,625)   (1,300)   (1,300)
                                                          --------  --------  --------
            Net Cash Provided by Financing Activities       31,941    50,604    28,820
                                                          --------  --------  --------
Net change in cash and cash equivalents                     (9,790)   11,309     3,537
Cash and cash equivalents at beginning of the year ....     25,761    14,452    10,915
                                                          --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR              $ 15,971  $ 25,761  $ 14,452
                                                          ========  ========  ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks .......................   $ 15,871  $ 14,951  $ 14,352
   Interest bearing deposits ..........................        100       100       100
   Federal funds sold .................................          0    10,710         0
                                                          --------  --------  --------
                                                          $ 15,971  $ 25,761  $ 14,452
                                                          ========  ========  ========

See Accompanying Notes to Consolidated Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.

                   Notes to Consolidated Financial Statements



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

                 CONSOLIDATION POLICY:

                 The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank, (the Bank), a commercial banking institution, and The Farmers & Merchants Life Insurance Company, a life and accident and health insurance company.

                 NATURE OF ACTIVITIES:

                 The consolidated income of Farmers & Merchants Bancorp, Inc. is principally from income of the bank subsidiary, The Farmers & Merchants State Bank. The subsidiary Bank grants agri-business, commercial, consumer and residential loans to customers primarily in northwest, Ohio.

                 ESTIMATES:

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 CASH EQUIVALENTS:

                 For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. This includes cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                 INVESTMENT SECURITIES:

                 Securities, when purchased, are designated as Investment Securities Available for Sale and are carried at market value. They remain in that category until they are sold or mature. The specific identification method is used in determining the cost of securities sold.

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
        (Continued)

                 INVESTMENT SECURITIES: (Continued)

                 Unrealized holding gains and losses, net of tax, on securities classified as Available for Sale are reported as a net amount as a separate component of shareholders' equity until realized.

                 In accordance with a provision provided by the Financial Accounting Standards Board. The Farmers & Merchants State Bank elected to reclassify any investment securities classified as Held to Maturity to Available for Sale during 1995. The effect of this reclassification was to increase the net unrealized gain on securities Available for Sale by $561,746 net of a tax effect of $289,385.

                 LOANS:

                 Loans are stated at the amount of unpaid principal, reduced by unearned discounts and deferred loan fees and costs, as well as, by the allowance for loan losses. Interest is accrued on all loans not discounted by applying the interest rate to the amount outstanding. When it is not reasonable to expect that interest will be realized, accrual of income ceases and these loans are placed on a "cash basis" for purposes of income recognition.

                 LOAN ORIGINATION FEES AND COSTS:

                 The Bank has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 91, which establishes financial accounting and reporting guidelines for accounting for nonrefundable fees and costs associated with originating or acquiring loans. Statement No. 91 requires that nonrefundable loan fees, such as the fees more commonly known as "points" or "origination fees" but not necessarily limited thereto, be deferred and recognized over the life of the loan as an adjustment of yield. Likewise, certain direct loan origination costs are to be deferred and recognized as a reduction in the yield of the loan.

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
        (Continued)


                 MORTGAGE SERVICING RIGHTS:

                 The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." FAS 122 states that "a mortgage banking enterprise that purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights shall allocate the cost of the mortgage loans based on the relative fair values at the date of purchase or origination." The Bank adopted FAS 122 effective January 1, 1996.

                 IMPAIRED LOANS:

                 The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." FAS 114 states that "a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." When it is determined by the creditor that a loan is impaired, "the creditor shall measure the impairment based on 1) the present value of expected future cash flows discounted at the loan's effective rate, 2) the loan's observable market price, or 3) the fair value of the collateral if the loan is collateral dependent." FAS 114 was adopted by the Bank effective January 1, 1995.

                 ALLOWANCE FOR LOAN LOSSES:

                 The allowance for loan losses is available for future charge-offs. It is increased by provisions charged to operations and decreased by charge-offs net of recoveries.
                 The provision is primarily the result of management's continuous review and evaluation of problem loans, supplemented by historical net charge-off experience, economic conditions and the size of the loan portfolio. The allowance is maintained at a level which management believes to be adequate to provide for potential losses. For tax purposes, the Bank follows a policy of providing additions to the allowance for possible loan losses in accordance with maximum amounts under applicable federal tax laws.

                       FARMERS & MERCHANTS BANCORP, INC.

                   Notes to Financial Statements (Continued)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
        (Continued)

                 BANKING PREMISES AND EQUIPMENT:

                 Banking premises and equipment are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various properties and is computed using accelerated methods. Costs for maintenance and repairs are charged to operations as incurred.

                 PREMIUM RESERVES AND BENEFIT LIABILITIES

                 Liabilities for unreported claims are calculated from runoff experience. Liabilities for future reserves are based on the 1964 CDT at 3%.

                 Premium reserves for life insurance contracts are determined using the 1958 CET 3.5% net level reserve method. Premium reserves for the accident and health policies are determined by the mean Prorata and rule of 78's.

                 FAIR VALUE OF FINANCIAL INSTRUMENTS:

                 FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value information about financial instruments, both assets and liabilities, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                 FEDERAL INCOME TAX:

                 The provision for federal income taxes is based on reported income and expense, adjusted for permanent differences between reported income and taxable income. The deferred portion of the provision relates to those items of income and expense in the financial statements that are recognized in different time periods for income tax purposes.

                       FARMERS & MERCHANTS BANCORP, INC.

                   Notes to Financial Statements (Continued)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
     (Continued)

                 EARNINGS PER SHARE:

                 Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each year, after restatement for stock dividends.


NOTE 2.  CASH AND FEDERAL FUNDS SOLD

         Banks are required to maintain reserve funds in vault cash and/or on deposit with the Federal Reserve Bank. The aggregate reserves required at December 31, 1996 were $3.191 million.

NOTE 3.  INVESTMENT SECURITIES

         The amortized cost and estimated market values of investments in securities as of December 31, 1996 and 1995 are detailed below. Fair market values are based on quoted market prices or dealer quotes.




                                                          1996
                                 -----------------------------------------------
                                        Gross      Gross       Gross         Gross
                                    Amortized   Unrealized  Unrealized       Market
         (In thousands)                Cost        Gains      Losses         Value
         ---------------         --------------  ----------  ----------     --------
         Available for Sale:
            U.S. Treasury             $  27,743     $   109     $    25     $ 27,827
            U.S. Government
             Agency                      23,825         193         108       23,910
            Mortgage-Backed               9,023          31          68        8,986
            State and political
             subdivisions                20,865         827          14       21,678
            Obligation of
             domestic
             corporations                16,961         126          22       17,065
            Stocks of domestic
             corporations                    20           0           0           20
         Federal Home Loan Bank
             stock (restricted)           2,235           0           0        2,235
                                      ---------     -------     -------     --------

                                      $ 100,672     $ 1,286     $   237     $101,721
                                      =========     =======     =======     ========

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)





NOTE 3.   INVESTMENT SECURITIES (Continued)

                                                                              1995
                                          --------------------------------------------------------------------------------
                                                Gross                     Gross                     Gross        Gross
                                              Amortized                Unrealized                 Unrealized     Market
              (In thousands)                    Cost                      Gains                     Losses       Value
               ------------               -------------               -----------                -----------     ---------

         Available for Sale:
            U.S. Treasury                 $      22,598               $     177                    $    18        $ 22,757
            U.S. Government agency               22,453                     409                         64          22,798
            Mortgage-Backed                       8,463                      10                         34           8,439
            State and political
              subdivisions                       19,026                     944                         44          19,926
            Obligation of domestic
             corporations                         8,678                      49                         38           8,689
            Stocks of domestic
              corporations                           20                       0                          0              20
            Federal Home Loan
             Bank stock (restricted)              2,086                       0                          0           2,086
                                          -------------               ---------                    -------        --------

                                          $      83,324                   1,589                    $   198        $ 84,715
                                          =============               =========                    =======        ========

         The gross realized gains and losses for the years ended December 31, are presented below:

         (In thousands)
         -------------
         Gross Realized Gains:                                                 1996                   1995            1994
                                                                            ----------             ----------      ---------

         Held to Maturity:
            U.S. Treasury and agency
             securities                                                     $        0               $      0        $    42
            State and political subdivisions                                         0                      0              8
            Available for Sale:
            State and political subdivisions                                         5                    105              0
                                                                            ----------               --------         ------
                                                                                     5                    105             50
                                                                            ----------               --------         ------
         Gross Realized Losses:
          Available for Sale:
            U.S. Treasury and agency securities                                      0                     33              0
                                                                             ---------               --------         ------
                                                                                     0                     33              0
                                                                             ---------               --------         ------
         Net Realized Gains                                                 $        5               $     72             50
                                                                            ==========               ========         ======

         Gross proceeds from sale of Available
           for Sale securities                                              $      255               $  1,997         $     0
                                                                            ==========               ========         =======

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)




 NOTE 3.  INVESTMENT SECURITIES (Continued)

          The above securities classified as Held to Maturity which were disposed in 1994 were disposed because they were called by the issuer. The amortized cost of these securities were $1.4 million determined on the specific identification method.

          The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Investment Securities
                                                      Available for Sale
                                                                     Market
          (In thousands)                     Amortized Cost           Value
          --------------                     ---------------       -----------
          Within one year                    $   20,042            $   20,116
          From one through five years            62,168                62,597
          From five through ten years             7,620                 7,773
          After ten years                         8,587                 8,980
                                             -----------           -----------

          Total                              $   98,417            $   99,466
                                             ===========           ===========


          Investments with a carrying value of $62.2 million and $52 million at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.


NOTE 4.  LOANS

         Loans at December 31, 1996 and 1995 are summarized below:

<Caption

         (In thousands)                                 1996                   1995
         ----------------                           ------------            -----------
         Real estate                                $    195,043            $   173,302
         Commercial and industrial                        67,763                 58,987
         Agricultural (excluding real estate)             41,195                 41,328
         Consumer and other loans                         63,199                 61,021
         Commercial paper                                  3,959                  7,603
         Industrial Development Bonds                      3,670                  3,336
                                                    ------------            -----------
                                                         374,829                345,577
         Less:  Deferred loan fees and costs                (429)                  (463)
                                                    ------------            -----------
                                                         374,400                345,114
         Less:  Allowance for loan losses                 (5,500)                (5,500)
                                                    ------------            -----------

         Loans - Net                                $    368,900            $   339,614
                                                    ============            ===========

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 4.  LOANS (Continued)

         Senior officers and directors and their affiliated companies were indebted to the Bank in the aggregate of $12.4 million and $11.9 million at December 31, 1996 and 1995, respectively. All such loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable loan transactions with other persons. Loans made during 1996 were $19 million and repayments were $18.5 million. In the opinion of management, these loans do not involve more than normal risk of collectibility or possess other unfavorable features.

         The following schedule details past due and nonaccrual loans:


                                                            Past Due          Past Due
                                                       30 to 89 Days    90 Days or More
         (In thousands)                               Still Accruing    Still Accruing          Nonaccrual
         ---------------                             ---------------  ----------------         ------------
         Real estate                                          $3,470         $919                   $1,474
         Commercial and industrial                             1,996          269                    1,429
         Agricultural (excluding real estate)                    190          107                      432
         Consumer and other loans                              2,181          604                      154


NOTE 5.  ALLOWANCE FOR POSSIBLE LOAN LOSSES



         An analysis of the allowance for loan losses is as follows:

         (In thousands)                                 1996                  1995             1994
         --------------                               --------               ---------      ---------
         Balance at beginning of year                   $5,500                 $5,500          $5,000
         Provision charges to operating
          expenses                                       1,068                    385             564
         Loans charged-off                              (1,711)                (1,479)         (1,171)
         Recoveries                                        643                  1,094           1,107
                                                      --------               ---------      ---------

         Balance at End of Year                         $5,500                 $5,500          $5,500
                                                      ========               =========      =========




           At December 31, 1996 and 1995, the recorded investment in loans considered impaired was $3.489 million and $3.494 million, respectively. Of the $3.489 million and $3.494 million for 1996 and 1995, respectively that were considered impaired, $1.8 million and $1.5 million, respectively required the establishment of an allocated reserve.

           Average investment in impaired loans for 1996 was $3.492 million and $3.088 million for 1995. The Bank stops accruing interest income when a loan is deemed to be impaired, and recognizes interest income when the interest income is actually received. Interest income recognized on impaired loans during 1996 and 1995 was $1.422 million and $2.275 million, respectively.

           The allowance for loan losses for federal income tax purposes was $843 thousand for 1996 and 1995 and $636 thousand for 1994.

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 6.  BANKING PREMISES AND EQUIPMENT

         The major categories of banking premises and equipment and accumulated at depreciation December 31, 1996 and 1995 are summarized below:


                 (In thousands)                           1996     1995
                 ------------------------------------  -------  -------
                 Land                                   $1,228   $1,120
                 Buildings                               7,138    6,476
                 Furnishings                             4,332    4,073
                                                       -------  -------
                                                        12,698   11,669
                 Less:  Accumulated depreciation        (5,122)  (4,471)
                                                       -------  -------

                 Banking Premises and Equipment - Net   $7,576   $7,198
                                                       =======  =======


         Depreciation charged to operating expenses was $798, $689 and $477 thousand for 1996, 1995 and 1994 respectively.




NOTE 7.  DEPOSITS

         Time deposits at December 31, 1996 and 1995 were comprised of the following:


         (In thousands)                                             1996        1995
         -------------                                            --------    --------
         Certificates of deposits under $100,000                  $199,934    $192,679
         Certificates of deposits of $100,000 or more               55,861      53,184
                                                                  --------    --------

                                                                  $255,795    $245,863
                                                                  ========    ========



         The aggregate amount of maturities for each of the five following years for time deposits having a remaining term of more than one year follows:

                            1997                                    $201,144
                            1998                                      32,462
                            1999                                      14,906
                            2000                                       6,166
                            2001                                       1,117


NOTE 8.  REPURCHASE AGREEMENTS

         The maximum amount of repurchase agreements outstanding at the end of any given month during 1996 was $6.450 million with an average outstanding balance for 1996 of $5.605 million determined on a daily average basis. Accrued interest payable on repurchase agreements as of December 31, 1996 was $96 thousand. Securities underlying the agreements were under the Bank's control.

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 9.  OTHER BORROWINGS

         Other borrowings consisted of the following at December 31, 1996 and 1995:


         (In thousands)                                1996                      1995
         --------------                                ----                      ----
         Federal Home Loan Bank, various
          loans due in monthly installments
          of $101 thousand including interest
          at varying rates from 5.40% to
          6.75%.  Notes are secured by a
          blanket lien on mortgage loan
          portfolio.                            $       8,998                $       9,662
                                                =============                =============

         The following is a schedule by years of future minimum principal payments:

                      Year Ended                                             Principal
                      December 31                                            Payments
                      -----------                                            --------
                      1997                                                   $   707
                      1998                                                   $   752
                      1999                                                   $   801
                      2000                                                   $   853
                      2001                                                   $   908
                      Thereafter                                             $ 4,977

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)





NOTE 10.  FEDERAL INCOME TAXES

          Federal income tax costs for the years 1996, 1995 and 1994 were $2.312, $2.203 and $1.749 million, respectively. The actual tax results for the three years differs from tax computed at the maximum statutory rate as follows:

          (In thousands)                                1996          1995           1994
          --------------                            ----------     ----------     ----------
          Tax at maximum statutory rate             $    2,650     $    2,511     $    2,260
          Tax effect of:
            Tax exempt interest                           (406)          (354)          (400)
            Costs attributable to tax exempt
              interest                                      59             47             38
            Other items, net                                 9             (1)            15
          Refunds of prior year taxes                        0              0           (182)
          Tax examination                                    0              0             18
                                                    ----------     ----------     ----------

          Federal Income Tax Cost                   $    2,312     $    2,203     $    1,749
                                                    ==========     ==========     ==========


          The provision for federal income taxes is comprised of the following components:


          (In thousands)                                1996           1995           1994
          --------------                            -----------    -----------    -----------
          Currently payable                         $     2,045    $     1,967    $     2,122
                                                    -----------    -----------    -----------

          Refunds of prior year's taxes                       0              0            182
          Environmental tax                                   0              0             (6)
          Other                                               0              6            (28)
                                                    -----------    -----------    -----------
                                                              0              6            148
                                                    -----------    -----------    -----------

          Deferred:
             Stock dividend                                 (51)           (46)           (37)
             Provision for loan losses                        0            (70)           222
             Accreted discount on securities                (54)           (22)           (15)
             Direct lease financing revenue                   0              0             (2)
             Real estate and installment loan
              fees and costs                               (162)           (52)            22
             Retirement plan costs                            0            (52)            35
                                                    -----------    -----------    -----------
                                                           (267)          (242)           225
                                                    -----------    -----------    -----------

          Total Provisions                          $     2,312    $     2,203    $     1,749
                                                    ===========    ===========    ===========


           The timing differences between financial reporting and tax reporting resulted in a deferred charge of $809 thousand and $960 thousand as of December 31, 1996 and 1995, respectively. The deferred charge for income tax costs is included in the asset section of the statement of condition.

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)




NOTE 10.  FEDERAL INCOME TAXES (Continued)

          During 1994 the Bank was examined by the Internal Revenue Service for the tax years ended December 31, 1991 and 1992. This examination resulted in combined additional assessments of $18 thousand. The Bank also received $182 thousand in refunds during the tax year ended December 31, 1994 as a result of amending the 1991 and 1992 tax returns for reclassification of municipal securities.

NOTE 11.  RETIREMENT INCOME PLAN

          The Bank maintained a trusteed noncontributory defined benefit retirement income plan covering all employees who have attained the age of 21 and completed six months of service on a full-time basis. Application for termination and dissolution of the plan was made in 1995. In 1996 approval was granted, and the defined benefit retirement plan was terminated. All of the assets were transferred to a 401(k) profit sharing plan established in 1995.

          The defined benefit retirement plan called for benefits to be paid to eligible employees at normal retirement age at a monthly benefit equal to 60% of average monthly compensation less 50% of the monthly Primary Social Security Amount, reduced prorata for service less than 30 years. In no event would the monthly benefit be less than the benefit accrued as of July 31, 1983. Benefits were also available for early retirement at age 60 with 15 years of service 1) payable at age 65 equal to the accrued normal retirement pension using years of service and average monthly compensation at the time of early retirement and assuming the employee received no further compensation after retirement to calculate the Primary Social Security Amount; or
          2) an immediate pension equal to one above but reduced 5/9% for each month prior to age 65 that the pension commences. The plan also had provisions for termination benefits and pre-retirement death benefits.

          The normal form of benefit payment was a 50% Joint and Survivor form if the participant was married, and a life with a minimum of 120 monthly payments guaranteed annuity otherwise.

          Plan assets consisted of common stock, investment grade corporate bonds, U.S. Government obligations, and a cash management account consisting primarily of U.S. Treasury obligations.

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)





 NOTE 11.  RETIREMENT INCOME PLAN (Continued)

           Pension expense under this plan for 1995 and 1994 includes the following components:

           (In thousands)                                 1995     1994
           --------------                                ------   -------
           Service costs of the current period           $  62    $  134
           Interest cost of the projected benefit
            obligation                                     101       123
           Actual return on assets held in plan           (226)       22
           Net amortization and deferral                   101      (138)
                                                         -----    ------
           Net Pension Expense                           $  38    $  141
                                                         =====    ======
           Assumptions used in accounting for the pension plan at December
           31, 1995 and 1994 were as follows:

           (In thousands)                                    1995         1994
           --------------                                   ------       ------
           Discount rate                                     8.25%        8.25%
           Rate of increase in compensation levels           4.50%        4.50%
           Expected long-term rate of return on assets       8.00%        8.00%

           The accumulated benefit obligation under the plan as of December
           31, 1995 and 1994 were as follows:

           (In thousands)                                    1995         1994
           --------------                                  -------     --------
           Vested accumulated benefit obligations         $ 1,141      $   917
           Nonvested accumulated benefit obligation             0           36
                                                          -------      -------
           Total Accumulated Benefit Obligation           $ 1,141      $   953
                                                          =======      =======

           The following is a reconciliation of the funded status of the plan with amounts reflected in the consolidated balance sheets at December 31, 1995 and 1994:

           (In thousands)                                   1995         1994
           --------------                                 -------      --------
           Reconciliation of funded status:
              Projected benefit obligation                $ (1,141)    $ (1,437)
              Plan assets at fair value                      1,647        1,407
                                                           -------     --------
           Projected benefit obligation                        506          (30)
                                                           -------     --------
           Unrecognized obligation:
              Unrecognized net loss (gain)                     60          (31)
              Unrecognized prior service costs                  0            3
              Unrecognized initial net obligation             (68)         (72)
                                                          -------     --------
                       Total                                   (8)        (100)
                                                          -------     --------
           Accrued Pension Cost at Year End               $  (498)    $    130
                                                          =======     ========
           Net Pension Liability Recognized in
           the Consolidated Balance Sheet                 $     0     $    130
                                                          =======     ========


                       FARMERS & MERCHANTS BANCORP, INC.

       NOTE 11.  RETIREMENT INCOME PLAN (Continued)

                 As was mentioned above, the Bank has terminated the defined benefit retirement plan, and has replaced it with a 401(k) profit sharing plan. All assets of the defined benefit plan were transferred to the 401(k) profit sharing plan during 1996. The assets transferred which were in excess of future benefit obligations were allocated to participants by increasing accrued pension benefits before plan termination.

                 The 401(k) profit sharing plan allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition the Bank may make a discretionary contribution from time to time as is deemed advisable. A participant is 100% vested in the participant's deferral contributions and employer matching contributions. A seven year vesting schedule applies to employer discretionary contributions.

                 In order to be eligible to participate, the employee must be 21 years of age, completed six months of service, work 1,000 hours in the plan year and be employed on the last day of the year. Entry dates have been established at January 1 and July 1 of each year.

                 The plan calls for only lump-sum distributions upon either termination of employment, retirement, death or disability.

                 Pension expense for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution was $267 thousand and $225 thousand for 1996 and 1995, respectively.

       NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES

                 The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1996 is as follows:

                                                         Notational
                 (In thousands)                              Amount
                 --------------                          ----------
                 Commitments to extend credit            $   49,480
                 Credit card arrangements                $    7,726
                 Standby letters of credit               $    2,245

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)





NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          The Bank's policy was to charge benefit funding and costs of administration of the plan to operations. Charges to operations were $38 thousand for 1995 and $156 thousand for 1994.

          Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the financial statements. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they generally do not present any significant liquidity risk to the Bank.

          In the ordinary course of business, the company at times, is subject to pending and threatened legal actions and proceedings. It is the opinion of management that the outcome of any such matters and proceedings would not have a material effect on the financial position of the company. Management has no knowledge of any pending or threatened litigation.

NOTE 13.  CONCENTRATIONS OF CREDIT

          All of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area of northwest Ohio. All such customers are depositors of the Bank. Also, investments in state and municipal securities may involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in Note 4. Standby letters of credit were granted primarily to commercial borrowers.

          As of December 31, 1996, the company had on deposit with financial institutions $230 thousand in excess of FDIC insurable limits.

NOTE 14.  REGULATORY CAPITAL REQUIREMENTS

          Federal regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off-balance sheet items.

          Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)




        NOTE 14.  REGULATORY CAPITAL REQUIREMENTS

                  A comparison of the Bank's capital as of December 31, 1996 with the minimum requirement is presented below:



                  (In thousands)                   Actual  Requirements
                  -------------------------------  ------  ------------
                  Tier 1 Risk-based Capital         8.90%         4.00%
                  Total Risk-based Capital         12.94%         8.00%
                  Leverage Ratio                    6.45%         4.00%


           According to regulatory guidelines, the Bank is considered to be "well capitalized".

           The Bank is restricted as to the amount of dividends which can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $1 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

           On December 31, 1996 the Bank declared and paid a $10 million dividend to the Bank's parent company, Farmers & Merchants Bancorp, Inc. with approval from the FDIC and the State of Ohio Division of Financial Institutions. On December 31, 1996 Farmers & Merchants Bancorp, Inc. loaned to The Farmers & Merchants State Bank $10 million in exchange for an unsecured subordinated note receivable. The note is due January 1, 2007. Interest at the rate of 6% is payable annually on the first day of January each year. The Bank has the option of prepaying all or any part of the note at any time without notice or penalty, subject to the approval of the FDIC and the State of Ohio Division of Financial Institutions.



 NOTE 15.  SUPPLEMENTAL CASH FLOW INFORMATION

           Cash paid during the year for:

           (In thousands)                        1996         1995      1994
           ---------------------------       ------------  ----------  -------

           Interest (net of amount
            capitalized)                        $20,969      $17,166   $12,239
           Income taxes                         $ 2,128      $ 2,359   $ 1,148

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)



NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1996 and 1995 are reflected below:



                                                          1996                                   1995
                                              ---------------------------               -----------------------
                                               Book               Fair                   Book             Fair
          (In thousands)                       Value              Value                  Value            Value
          -------------                        -------            -------                -------          -------
          Financial Assets:
             Cash                              $ 15,971           $ 15,972               $ 15,051         $ 15,051
             Federal funds sold                $      0           $      0               $ 10,710         $ 10,710
             Investment Securities:
                 Available for sale            $101,721           $102,315               $ 84,715         $ 84,715
             Net loans                         $368,900           $376,206               $339,614         $344,641

          Financial Liabilities:
             Deposits                          $438,377           $439,349               $403,990         $406,005
             Short-term borrowing:
                Federal funds purchase         $  2,790           $  2,790               $      0         $      0
                 Securities sold under
                    agreement to
                   repurchase                  $  3,973           $  3,973               $  6,919         $  6,919
             Other borrowing                   $  8,998           $  8,654               $  9,662         $  9,864

          Off-Balance Sheet Financial Instruments:
             Commitments to
              extend credit                    $ 49,480           $ 49,480               $ 50,322         $ 50,322
             Credit card
              arrangements                     $  7,726           $  7,726               $  5,506         $  5,506
             Standby letters of
               credit                          $  2,245           $  2,245               $  1,630         $  1,630



          The following assumptions and methods were used in estimating the fair value for financial instruments:

                 CASH AND SHORT-TERM INVESTMENTS:

                 For cash on hand and in banks, as well as, federal funds sold, the carrying amount is a reasonable estimate of fair value.

                 INVESTMENT SECURITIES:

                 Fair value is based on quoted market prices or dealer quotes. See Note 3, Investment Securities, for additional information.

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)


NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

              LOANS:

              The estimated fair value of the Loan portfolio is based on expected future cash flows discounted by an appropriate rate derived in part from the Treasury yield curve.

              DEPOSITS:

              The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated using anticipated future cash flows discounted by an appropriate rate derived in part from the Treasury yield curve.

              BORROWINGS:

              Short-term borrowings are carried at cost which approximates fair value. Other long-term debt was generally valued using a discounted cash flows analysis with a discounted rate based on current incremental borrowing rates for similar types of arrangements, or if not available, based on an approach similar to that used for loans and deposits. Long-term borrowings include their related current maturities.

              OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:

              The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)




NOTE 17.  CHANGE IN ACCOUNTING METHOD

              In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (FAS 115). FAS 115 requires, among other things, that securities classified as "Available for Sale" be carried at fair value. Adjustments required to reflect fair value and the related income tax effects are excluded from earnings and reported separately as a component of shareholders' equity. This standard was adopted for the Bank's first year beginning after December 15, 1993 as required. The cumulative effect of the change as of the date of adoption, January 1, 1994, was to increase shareholders' equity (net of income taxes) by $289 thousand.

NOTE 18.  FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
          FINANCIAL INFORMATION

                                 BALANCE SHEET

              (In thousands)                         1996     1995
              --------------                      -------  -------
              ASSETS:
               Cash                               $   254  $    70
               Related party receivables -
                  Dividends                           520      650
                  Note receivable                  10,000        0
               Income tax receivable                   12       24
               Investment in subsidiaries          33,115   39,527
                                                  -------  -------
              TOTAL ASSETS                        $43,901  $40,271
                                                  =======  =======
              LIABILITIES:
                Dividends payable                    $520     $650
                                                  -------  -------
              SHAREHOLDERS' EQUITY:
               Common stock, no par value -
                authorized 1,500 shares;
                issued 1,300 shares                12,677   12,677
               Undivided profits                   30,013   26,025
               Unrealized gain on securities
                classified as Available for
                Sale (net of tax effect of
                $357 for 1996 and $472 for 1995)      691      919
                                                  -------  -------
                                                   43,381   39,621
                                                  -------  -------
              LIABILITIES AND SHAREHOLDERS'
               EQUITY                             $43,901  $40,271
                                                  =======  =======

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)




       NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                              STATEMENTS OF INCOME


        (In thousands)                             1996    1995    1994
        ---------------------------------------  ------  ------  ------
        INCOME:
           Equity in net income of subsidiaries  $5,510  $5,117  $5,203
           Interest income                            0       0       1
                                                 ------  ------  ------
                                                  5,510   5,117   5,204
                                                 ------  ------  ------
        EXPENSES:
           Miscellaneous                             17      13       0
           Professional fees                         15      16      20
           Supplies                                   8       4      15
           Taxes                                      1       1       0
                                                 ------  ------  ------
                                                     41      34      35
                                                 ------  ------  ------

        INCOME BEFORE INCOME TAXES                5,469   5,083   5,169

        INCOME TAXES (BENEFITS)                     (14)    (12)      0
                                                 ------  ------  ------

        NET INCOME                               $5,483  $5,095  $5,169
                                                 ======  ======  ======

                       FARMERS & MERCHANTS BANCORP, INC.

       NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)


                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 Net Unrealized
                                                                 Gain (Loss) on
                                            Common   Undivided   Available for
   (In thousands except per share amounts)  Stock     Profits    Sale Securities
   -------------------------------------   -------   ---------   ---------------
   BALANCE at December 31, 1993            $12,677   $  18,491   $             0
      Adjustment for initial application
       of unrealized gain for securities
       classified as Available for Sale
       (net of tax effect of $149)               0           0               289
                                           -------   ---------   ---------------

   BALANCE at December 31, 1993             12,677      18,491               289
      Net income for 1994                        0       5,169                 0
      Unrealized losses on securities
       classified as Available for Sale
       (net of tax effect of ($275))             0           0              (537)
      Dividends ($1.00 per share)                0      (1,300)                0
                                           -------   ---------   ---------------

   BALANCE at December 31, 1994             12,677      22,360              (248)
      Net income for 1995                        0       5,095                 0
      Unrealized losses on securities
       classified as Available for Sale
       (net of tax effect of $599)               0           0             1,167
      Dividends ($1.10 per share)                0      (1,430)                0
                                           -------   ---------   ---------------

   BALANCE at December 31, 1995             12,677      26,025               919
      Net income for 1995                        0       5,483                 0
      Unrealized losses on securities
       classified as Available for
       Sale (net of tax effect of
       ($115))                                   0           0              (228)
      Dividends ($1.15 per share)                0      (1,495)                0
                                           -------   ---------   ---------------

   BALANCE AT DECEMBER 31,
    1996                                   $12,677   $  30,013   $           691
                                           =======   =========   ===============

                       FARMERS & MERCHANTS BANCORP, INC.

             Notes to Consolidated Financial Statements (Continued)




       NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)


                            STATEMENTS OF CASH FLOWS



   (In thousands)                                    1996     1995     1994
   ----------------------------------------------  --------  -------  -------
   CASH FLOWS FROM OPERATING
    ACTIVITIES:
     Net income                                    $  5,483  $ 5,095  $ 5,169
      Adjustments to Reconcile Net
        Income to Net Cash Provided
        by Operating Activities:
         Equity in undistributed net
           income of subsidiaries                     6,316   (3,819)  (3,803)
      Changes in Operating Assets and
        Liabilities:
         Income tax receivable                           10      (13)       0
                                                   --------  -------  -------

      Net Cash Provided by Operating
        Activities                                   11,809    1,263    1,366
                                                   --------  -------  -------

   CASH FLOWS FROM INVESTING
    ACTIVITIES:
      (Loan to) repayment by
        subsidiary                                  (10,000)       0       10
                                                   --------  -------  -------

   CASH FLOWS FROM FINANCING
    ACTIVITIES:
      Payments of dividends                          (1,625)  (1,300)  (1,300)
                                                   --------  -------  -------

   Net increase (decrease) in cash and
    cash equivalents                                    184      (37)      76

   Cash and cash equivalents - beginning
    of year                                              70      107       31
                                                   --------  -------  -------

   CASH AND CASH EQUIVALENTS --
   END OF YEAR                                     $    254  $    70  $   107
                                                   ========  =======  =======

                                     - 31 -

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 19.  STOCK SPLIT

          On June 28, 1996, the Board of Directors authorized a five-for-one stock split, thereby increasing the total number of shares authorized to 1.5 million and the total number of shares issued and outstanding to 1.3 million. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

January 15, 1997



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                        INDEPENDENT AUDITORS' REPORT ON
                           SUPPLEMENTARY INFORMATION

Our report on our audits of the basic financial statements of Farmers & Merchants Bancorp, Inc., Archbold, Ohio, and its wholly-owned subsidiaries, The Farmers & Merchants State Bank, and Farmers & Merchants Life Insurance Company for the years ended December 31, 1996 and 1995, appears on page 1. The examination was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The summary of operations is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                        KROUSE, KERN & CO., INC.

                       FARMERS & MERCHANTS BANCORP, INC.

                  Five Year Summary of Consolidated Operations



(In thousands except for per share amounts)                    1996             1995      1994      1993      1992
-------------------------------------------                 -----------       --------  --------  --------  --------

Summary of Income:
  Interest income                                           $    38,382       $ 34,228  $ 27,779  $ 26,650  $ 27,666
  Interest expense                                               20,905         17,749    12,561    12,424    14,482
                                                            -----------       --------  --------  --------  --------

     Net Interest Income                                         17,477         16,479    15,218    14,226    13,184

  Provision for loan losses                                       1,068            385       564       908       813
                                                            -----------       --------  --------  --------  --------

  Net interest income after
    provision for loan losses                                    16,409         16,094    14,654    13,318    12,371
  Other income (expense)                                         (8,614)        (8,594)   (7,939)   (7,617)   (7,128)
                                                            -----------       --------  --------  --------  --------

    Earnings before federal
     income taxes                                                 7,795          7,500     6,715     5,701     5,243
  Income taxes                                                    2,312          2,203     1,749     1,394     1,287
                                                            -----------       --------  --------  --------  --------

Net income                                                  $     5,483       $  5,297  $  4,966  $  4,307  $  3,956
                                                            ===========       ========  ========  ========  ========

Per Share of Common Stock:
  Earnings per common share
    outstanding:
    (Based on the weighted average
    number of shares outstanding)
    (All per share amounts have
    been retroactively restated to
    reflect 5 for 1 stock split in 1996
    Net income                                              $      4.22       $   4.07  $   3.82  $   3.31  $   3.04
    Dividends                                               $      1.15       $   1.10  $   1.00  $   1.00  $    .80
    Weighted average number
    of shares outstanding                                         1,300          1,300     1,300     1,300     1,300

Year-end assets                                             $   501,449       $464,090  $406,186  $371,913  $358,710
Average assets                                              $   482,770       $430,304  $387,440  $362,244  $336,774
Year-end equity capital                                     $    43,381       $ 39,621  $ 34,586  $ 31,169  $ 28,163
Average equity capital                                      $    41,501       $ 38,034  $ 32,838  $ 30,025  $ 27,142


See Independent Auditors' Report
on Supplementary Information.

                       FARMERS & MERCHANTS BANCORP, INC.

                     Trading Market for the Company's Stock



The Company's stock is not actively traded on any exchange. The range and sales prices, based upon information that the company has been made aware, are listed below:


                                                                 Stock Prices
                                                 ---------------------------------------
                                                 Quarter        Low             High
                                                 ---------------------------------------
1996 -- by quarter (after retroactive             1st           $ 32.00          $35.00
           restatement for 5 for 1 stock          2nd             35.00           35.00
           split in 1996)                         3rd             40.00           40.00
                                                  4th             40.00           40.00

1995 -- by quarter (after retroactive             1st             27.00           32.00
           restatement for 5 for 1 stock          2nd             32.00           32.00
           split in 1996)                         3rd             32.00           32.00
                                                  4th             32.00           32.00

Dividends declared on a quarterly basis for the last two fiscal years:

                                                 Quarter          1996            1995
                                                 -----------------------------------------
Dividends declared per share (after retroactive
   restatement for 5 for 1 stock split in 1996)
      By quarter                                  1st             $  .25          $  .20
                                                  2nd                .25             .20
                                                  3rd                .25             .20
                                                  4th                .40             .50

                       FARMERS & MERCHANTS BANCORP, INC.

                     SELECTED FINANCIAL DATA BY MANAGEMENT



FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Farmers & Merchants Bancorp, Inc. reported consolidated earnings of $5.483 million for 1996 representing an increase of $186 thousand over the $5.297 million for 1995, a 3.5% increase. This increase was primarily the result of an increase in interest from loans with a corresponding increase in the interest costs associated with deposits, the net effect of which was an increase in net interest income.

Consolidated assets grew by $37.5 million in 1996 to a record $501.5 million from consolidated assets of $464 million for 1995. This represents an 8% increase. As was the case for 1995's increase, the increase for 1996 was due almost entirely to an increase in lending activity. While loans demonstrated a healthy yet controlled growth pattern, management is still of the opinion that a loan loss reserve of $5.5 million is adequate to cover potential loan losses.

The return on average assets and average shareholders' equity for 1996 was 1.14% and 13.21%, respectively. These returns compare to 1.23% average return on assets and 13.93% average return on shareholders' equity for 1995.

LIQUIDITY

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis are among management's top priorities. This is accomplished by investing in assets such as U.S. Government, U.S. Agency, Municipal, and Corporate investment securities and Commercial Paper which can be converted to cash in a timely manner, as well as maintaining appropriate levels of cash. The average aggregate balance of these assets was $94.5 million for 1996 representing 19.58% of total average assets. As was stated above, the Bank reclassified in 1995 its remaining Held to Maturity security portfolio to Available for Sale to enhance the Bank's liquidity position.

CAPITAL RESOURCES

Shareholders' equity was $43.4 million at December 31, 1996 compared to $39.6 million for 1995. The company continues to have a strong capital base and its bank subsidiary The Farmers & Merchants State Bank continues to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 1996, The Farmers & Merchants State Bank had a total risk-based capital ratio of 12.94% and a 8.90% core capital to risk-based asset ratio. Selected capital ratios must also be maintained. The Bank's leverage ratio of 6.45% is substantially in excess of the minimum 4% guideline. All of these ratios have declined when compared to the prior year's ratios of 13.06%, 11.81% and 8.28%, respectively. This is due entirely from the $10 million dollar dividend paid by The Farmers & Merchants State Bank to Farmers & Merchants Bancorp, Inc. the parent company. This dividend with the subsequent loan of $10 million to The Farmers & Merchants State Bank by Farmers & Merchants Bancorp, Inc. was done to save state franchise taxes.

                       FARMERS & MERCHANTS BANCORP, INC.

               SELECTED FINANCIAL DATA BY MANAGEMENT (Continued)




The Company's subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts.

During 1993 and 1994, the Financial Accounting Standards Board issued numerous standards which affect the accounting and reporting of investment securities for 1994, and impaired loans for 1995. In 1995 it also issued standards which will affect how mortgage servicing rights will be treated. The impact of these pronouncements on the Consolidated Financial Statements are discussed in the Notes to the Consolidated Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.

                     SELECTED FINANCIAL DATA BY MANAGEMENT



Key Ratios:



                                             1996      1995      1994      1993      1992
                                         --------  --------  --------  --------  --------
Return on average equity                    13.21%    13.93%    15.12%    14.34%    14.81%
Return on average assets                     1.14%     1.23%     1.28%     1.19%     1.16%
Loan to deposit ratio                       84.15%    84.06%    87.55%    81.12%    77.37%
Capital to assets ratio                      8.65%     8.54%     8.51%     8.38%     7.85%

Other key selected highlights are as follows:

                                             1996      1995      1994      1993      1992
                                         --------  --------  --------  --------  --------
Loans                                    $368,900  $339,614  $301,522  $261,600  $237,380
Total Assets                              501,449   464,090   406,186   371,913   358,710
Shareholders' Equity                       43,381    39,621    34,586    31,169    28,163

Interest income                            38,382    34,228    27,779    26,650    27,666
Interest expense                           20,905    17,749    12,561    12,424    14,482
Net Interest                               17,477    16,479    15,218    14,226    13,184

Other expense (net)                         8,614     8,594     7,940     7,617     7,128
Federal income tax                          2,312     2,203     1,749     1,394     1,287
Net income                                  5,483     5,297     4,965     4,307     3,956

Net income per share                         4.22      4.07      3.82      3.31      3.04
Dividends per share                          1.15      1.10      1.00      1.00       .80

ITEM 9.  DISAGREEMENTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disagreements exist on accounting and financial disclosures or related matters.

     No change of accountants has been made since 1982.

     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

     The information called for herein is presented below:


                                 Principal Occupation              First Became
      Name           Age          For Past Five Years               Director
------------------   ---  ---------------------------------------  ------------
Eugene Bernath       63   Farmer                                      1978

Jerry L. Boyers      63   President of Edifice Construction           1976
                           Management

Joe E. Crossgrove    60   Executive Vice President and Cashier of     1992
                           The Farmers & Merchants State Bank

Robert Frey          56   President of E. H. Frey & Sons, Inc.        1987

Lee Graffice         68   President of Graffice Motor Sales           1983

Jack Johnson         44   President of Hawk's Clothing, Inc.          1991
                          Partner in Rejo Partnership

Charles Lugbill      69   President of Lugbill Bros., Inc.            1968
                           (Cattle Feeding and Farm Supply
                           Center)

Dean Miller          52   President of MBC Holdings, Inc.             1986

Dale L. Nafziger     66   Retired                                     1969

Harold H. Plassman   67   Attorney in Plassman, Rupp, Hensal          1985
                           & Short

James Provost        68   Retired, Dyer & McDermott, Inc.             1995

James C. Saneholtz   50   President of Saneholtz-McKarns, Inc.        1995

Maynard Sauder       64   President of Sauder Woodworking Co.         1980

Merle J. Short       56   Farmer                                      1987
                          President of Promow, Inc.

Steven J. Wyse       52   President of Bil-Jax, Inc.                  1991

                               EXECUTIVE OFFICERS

                                     Principal Occupation
             Name          Age        For Past Five Years
        -----------------  ---  ----------------------------------------

        Charles Lugbill     69  President of Farmers & Merchants
                                  Bancorp and The Farmers &
                                  Merchants State Bank President
                                  of Lugbill Bros., Inc.

        Joe E. Crossgrove   59  Executive Vice President and Cashier
                                  of The Farmers & Merchants State
                                  Bank: (since 1991) Executive Vice
                                  President and Treasurer of Farmers
                                  & Merchants Bancorp, Inc.
                                  Director and Vice President of Farmers
                                  & Merchants Life Insurance Company

        Rex D. Rice         37  Vice President
                                Chief Lending Officer

        Edward Leininger    39  Vice President
                                Commercial Loan Officer

        Allen G. Lantz      43  Vice President
                                Branch Manager

        Lewis Hilkert       46  Vice President
                                Branch Manager

        Carol England       56  Assistance Vice President
                                Secretary
                                Branch Manager

        Ronald D. Short     44  Assistant Vice President
                                Branch Manager

        Cynthia Knauer      50  Assistant Vice President
                                Branch Manager

        Dave Frazier        38  Assistant Vice President
                                Branch Manager

        John Fee            36  Assistant Vice President
                                Branch Manager

        Steve Jackson       42  Assistant Vice President
                                Branch Manager

        Deborah Stoner      40  Assistant Vice President
                                Branch Manager

            Randal Schroeder     36   Assistant Vice President
                                      Chief Operations Officer

            George Jelen         45   Assistant Vice President
                                      Mortgage Loan Officer

            Barbara Britenriker  35   Assistant Vice President
                                      Chief Financial Officer
                                      Comptroller

            Michael D. Culler    38   Assistant Vice President
                                      Agricultural Loan Officer

            Diann K. Meyer       36   Assistant Vice President
                                      Personnel Manager

            Gloria Gunn          39   Assistant Vice President
                                      Assistant Branch Manager

            Richard Bruce        49   Assistant Vice President
                                      Assistant Branch Manager

            Kent Roth            32   Auditor
                                      Bank Security Officer
                                      Bank Secrecy Officer

            Marilyn Johnson      40   Compliance Officer

            Jean Horwath         45   Assistant Cashier
                                      Assistant Branch Manager

            Diane Swisher        39   Assistant Cashier
                                      Assistant Branch Manager

            Patti Rosebrock      39   Assistant Cashier
                                      Assistant Branch Manager

            Michael T. Smith     30   Assistant Cashier
                                      Assistant Branch Manager

            Marilyn Bergsdedt    45   Assistant Cashier
                                      Assistant Branch Manager

            Linda Nofziger       42   Assistant Cashier
                                      Assistant Branch Manager

            Debra Kauffman       36   Assistant Cashier
                                      Assistant Corporate Secretary
                                      Consumer Loan Officer

            Barb Colon           36   Assistant Cashier
                                      Proof & Transit Supervisor

J. Scott Miller         40              Assistant Cashier
                                        Assistant Agri-Loan Officer

Judy Warncke            48              Assistant Cashier
                                        Marketing Officer

Diana Dennie            34              Assistant Cashier
                                        Mortgage Loans

Jerry Borton            47              Assistant Cashier
                                        Agri-Loan Officer

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

     The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 5, 1997 is incorporated herein by reference.

     The Board of Directors met eleven times during 1996. All but four current directors attended at least seventy-five (75%) percent of the meetings of the Board. Steven Wyse, Charles Lugbill and Dale Nafziger attended seventy-three (73%) percent of the Board meetings. Dean Miller attended sixty-four (64%) percent of the Board meetings. Average attendance at Board meetings held during 1996 was eighty-seven (87%).

     Directors received, as directors' fees, $300 for each board meeting, plus a bonus of $600 for 1996.

     The Subsidiary Bank Board of Directors met semi-monthly during 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 5, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHER

     There are no transactions to report.

CERTAIN BUSINESS RELATIONSHIPS

     No family relationships exist between any executive officers of the Bank.

LOANS TO RELATED PARTIES

     This information is presented on page 17, Note 4 of the Annual Report to shareholders, and is incorporated herein by reference.

CERTAIN BUSINESS RELATIONSHIPS

     The company retained the law firm of Plassman, Rupp, Hensal and Short in 1988. One of the principals, Harold Plassman, is a member of the Board of Directors. During 1996 the company paid fees to Plassman, Rupp, Hensal and Short for routine legal services. It is the company's intention to retain the law firm in 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as part of this report:

                                                              Annual Report
                                                              -------------
       (1) Financial Statements

           Report of Independent Accountants                    Page 5
           Consolidated Balance Sheets                          Page 6
           Consolidated Statements of Income                    Page 7
           Consolidated Statements of Changes in
           Shareholders' Equity                                 Page 8
           Consolidated Statements of Cash Flows                Page 9
           Notes to Consolidated Financial Statements           Pages 10 - 32

       (2) Financial Statement Schedules

           Independent Auditors' Report on Additional
           Information                                          Page 33
           Five Year Summary of Operations                      Page 34

       (3) Exhibits

           (3.1)   Articles of Incorporation have been submitted with previous
                   10-K reports.
          (13.1)   1996 Annual Report to Shareholders (contained herein).
          (27.)    Financial Data Schedule

   (b)  Reports on Form 8-K
        None
   (c)  Exhibits required by Item 601.
        None required
   (d)  Schedules required by Regulation S-X

        The Condensed Financial of the Registrant required by this report are included in the Annual Report to Shareholders, Note 18, pages 28 through 31 Other schedules required to be filed as part of this report:

                                                                     Form 10-K
                                                                   -------------
        Schedule of Property and Equipment                            Page 32
        Schedule of Accumulated Depreciation - Property and Equipment Page 33

                       SCHEDULE OF PROPERTY AND EQUIPMENT





                                       Year Ended December 30, 1996
                            ----------------------------------------------
                            Beginning                              Ending
(in thousands)               Balance    Additions  Retirements     Balance
                            ---------  ----------  -----------     -------
Land .....................  $ 1,120    $   108     $         0     $ 1,228
Building .................    6,475        662               0       7,137
Banking house equipment ..    4,074        414             155       4,333
                            -------    -------     -----------     -------

                            $11,669    $ 1,184     $       155     $12,698
                            =======    =======     ===========     =======



                                     Year Ended December 30, 1995
                              ------------------------------------------
Land .....................  $ 1,073    $    47     $         0     $ 1,120
Building .................    6,042        523              90       6,475
Banking house equipment ..    3,033      1,084              43       4,074
                            -------    -------     -----------    --------

                            $10,148    $ 1,654             133     $11,669
                            =======    =======     ===========     =======




                                    Year Ended December 30, 1994
                            ----------------------------------------------
Land .....................  $   794     $  279               0     $ 1,073
Building .................    3,857      2,185               0       6,042
Banking house equipment ..    2,536        530              33       3,033
                            -------    -------     -----------     -------

                            $ 7,187    $ 2,994              33     $10,148
                            =======    =======     ===========     =======

         SCHEDULE OF ACCUMULATED DEPRECIATION -- PROPERTY AND EQUIPMENT

                                                                       Exhibit 2


                                         Year Ended December 31, 1996
                          ------------------------------------------------------
                           Beginning    Provision for                   Ending
(in thousands)              Balance     Depreciation     Retirements    Balance
                          -----------   -------------    -----------  ----------
Building ..............   $     1,814   $         208    $         0  $    2,022
Banking house
 equipment ............         2,657             590            147       3,100
                          -----------   -------------    -----------  ----------

                          $     4,471   $         798    $       147  $    5,122
                          ===========   =============    ===========  ==========
<Capiton>

                                         Year Ended December 31, 1996
                          ------------------------------------------------------
Building ..............   $     1,683   $         203    $        72  $    1,814
Banking house
 equipment ............         2,208             486             37       2,657
                          -----------   -------------    -----------  ----------

                          $     3,891   $         689    $       109  $    4,471
                          ===========   =============    ===========  ==========


<Capiton>

                                         Year Ended December 31, 1996
                          ------------------------------------------------------
Building ..............   $     1,513   $         170    $         0  $    1,683
Banking house
equipment .............         1,934             307             33       2,208
                          -----------   -------------    -----------  ----------

                          $     3,447   $         477    $        33  $    3,891
                          ===========   =============    ===========  ==========

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                Farmers & Merchants Bancorp, Inc.


                                By: /s/ Joe E. Crossgrove Date: March 10,1997 Joe E. Crossgrove,
                                     Executive Vice-President,
                                     Treasurer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Joe E. Crossgrove        Date: March 10, 1997   /s/ Barbara Britenriker         Date: March 10, 1997
---------------------------                         ----------------------------
Joe E. Crossgrove, Director                         Barbara Britenriker
Executive Vice-President,                           Chief Accounting Officer
Treasurer

/s/ Charles Lugbill          Date: March 10, 1997   /s/ Kent Roth                   Date: March 10, 1997
---------------------------                         ----------------------------
Charles Lugbill                                     Kent Roth, Auditor
Director and President


/s/ Eugene D. Bernath        Date: March 10, 1997   /s/ Harold H. Plassman          Date: March 10, 1997
---------------------------                         ----------------------------
Eugene D. Bernath, Director                         Harold H. Plassman, Director


/s/ Jerry Boyers             Date: March 10, 1997   /s/ James Provost               Date: March 10, 1997
---------------------------                         ----------------------------
Jerry Boyers, Director                              James Provost, Director


/s/ Robert Frey              Date: March 10, 1997   /s/ James Saneholtz             Date: March 10, 1997
---------------------------                         ----------------------------
Robert Frey, Director                               James Saneholtz, Director


/s/ Lee Grafice              Date: March 10, 1997    /s/ Maynard Sauder             Date: March 10, 1997
---------------------------                         ----------------------------
Lee Grafice, Director                               Maynard Sauder, Director


/s/ Jack C. Johnson          Date: March 10, 1997   /s/ Merle J. Short              Date: March 10, 1997
---------------------------                         ----------------------------
Jack C. Johnson, Director                           Merle J. Short, Director


/s/ Dean Miller              Date: March 10, 1997   /s/ Steven J. Wyse              Date: March 10, 1997
---------------------------                         ----------------------------
Dean Miller, Director                               Steven J. Wyse, Director


/s/ Dale L. Nafziger         Date: March 10, 1997
---------------------------
Dale L. Nafziger, Director



                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
   27                            FINANCIAL DATA SCHEDULE