Form 10-Q
period 1997-03-31
FARMERS & MERCHANTS BANCORP INC
filed 1997-05-14
CIK 792966

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from                to
                                   --------------    -------------------

                         Commission file number 014492

                      FARMERS & MERCHANTS BANCORP, INC.
             (Exact name of registrant as specified in its charter)


          Ohio                                                 34-1469491
----------------------------------                     -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


 307-11 North Defiance Street, Archbold, Ohio                     43502
------------------------------------------------       -------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (419) 446-2501
--------------------------------------------------------------------------------
             Registrant's Telephone Number, including area code

                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]       No [ ]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

  Common Stock, No Par Value                            1,300,000
-------------------------------            ------------------------------------
       Class                                   Outstanding as of May 1, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

                      FARMERS & MERCHANTS BANCORP, INC.
                                     INDEX



FORM 10-Q ITEMS                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
           March 31, 1997,  December 31, 1996 and March 31, 1996           1

         Condensed Consolidated Statements of Net Earnings-
           Three Months Ended March 31, 1997 and March 31, 1996            2

         Condensed Consolidated Statements of Cash Flows-
           Three Months Ended March 31, 1997 and March 31, 1996            3

         Notes to Condensed Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial Condition
           Results of Operations                                           5

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K                                   6

SIGNATURES                                                                 7

                      FARMERS & MERCHANTS BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                          (in thousands of dollars)




                                                                    March 31, 1997         December 31, 1996        March 31, 1996
ASSETS:
  Cash and due from banks                                            $    13,956              $    15,871            $   11,996
  Interest bearing deposits in other banks                                   145                      100                   145
  Federal funds sold and securities sold
    under agreement to resell                                              1,320                        -                14,335
  Investment Securities:
    U.S. Treasury                                                         24,558                   27,827                22,719
    U.S. Government Agencies                                              33,459                   32,896                34,475
    State & political obligations                                         23,613                   21,678                21,464
    All others                                                            21,555                   19,320                10,777
  Loans and leases                                                       370,312                  369,219               349,205
  Bank premises and equipment                                              7,460                    7,576                 7,216
  Accrued interest and other assets                                        6,878                    6,962                 7,241
          TOTAL ASSETS                                               $   503,256              $   501,449            $  479,573

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Deposits:
    Demand                                                           $    37,774              $    50,019            $   35,873
    Time and savings                                                     405,740                  388,358               383,824
  Federal funds purchased and securities
    sold under agreement to repurchase                                     2,860                    6,763                 6,450
  Other borrowed money                                                     8,826                    8,998                 9,523
  Accrued interest and other liabilities                                   3,740                    3,930                 3,710
          TOTAL LIABILITIES                                              458,940                  458,068               439,380

SHAREHOLDERS' EQUITY:
  Common stock, no par value - authorized
    1,500,000 shares, issued 1,300,000 shares in
    1996 and 1995                                                         12,677                   12,677                12,677
  Undivided profits                                                       31,639                   30,704                27,516
          TOTAL SHAREHOLDERS' EQUITY                                      44,316                   43,381                40,193

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                     $   503,256              $   501,449            $  479,573

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 1996 Balance Sheet has been derived from the audited financial statements of that date.

                      FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                           (in thousands of dollars)



                                                                      Three Months & Year to Date Ended

                                                                   March 31, 1997            March 31, 1996
INTEREST INCOME:
  Loans and leases                                                  $   8,400                 $   7,971
  Investment Securities:
    U.S. Treasury                                                         388                       315
    U.S. Government Agencies                                              541                       496
    States & Political Subdivisions                                       301                       287
    Other                                                                 388                       159
  Federal funds sold                                                       68                       167
  Deposits with other banks                                                 -                         -
          TOTAL INTEREST INCOME                                        10,086                     9,395

INTEREST EXPENSE:
  Deposits                                                              5,025                     4,888
  Short-term borrowings                                                    84                        90
  Other borrowed money                                                    292                       152
          TOTAL INTEREST EXPENSE                                        5,401                     5,130

NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES                                             4,685                     4,265
PROVISION FOR LOAN LOSSES                                                 213                       145

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                             4,472                     4,120

OTHER INCOME:
  Service charges                                                         295                       259
  Other                                                                   465                       380
  Securities gains (losses)                                                (7)                        -
          TOTAL OTHER INCOME                                              753                       639

OTHER EXPENSE:
  Salaries                                                              1,239                     1,203
  Pension and employee benefits                                           254                       232
  Occupancy                                                               311                       349
  Other operating                                                         966                       886
          TOTAL OTHER EXPENSES                                          2,770                     2,670

NET INCOME BEFORE INCOME TAX                                            2,455                     2,089

PROVISION FOR INCOME TAX                                                  723                       606

NET INCOME                                                          $   1,732                  $  1,483

NET INCOME PER SHARE (Based upon
  weighted average number of shares
  outstanding of 1,300,000 for 1997 and 1996                        $    1.33                  $   1.14

DIVIDENDS PER SHARE DECLARED                                        $    0.25                  $   0.25


See Notes to Condensed Consolidated Unaudited Financial Statements.

                      FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)



                                                                                 Three Months Ended
                                                                    March 31, 1997                March 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   1,735                      $   1,483
  Adjustments to Reconcile Net Income to
    Cash Provided by Operating Activities:
      Depreciation & amortization                                         163                            198
      Premium amortization                                                120                            161
      Discount accretion                                                  (47)                           (39)
      Provision for loan losses                                           213                            145
      Provision for deferred taxes                                          5                             87
      (Gain) loss on sale of securities                                     -                              -
      Changes in Operating Assets & Liabilities:                            7                              -
        Accrued interest receivable                                       312                           (415)
        Accrued interest payable                                            5                            136
          TOTAL CASH PROVIDED BY
            OPERATING ACTIVITIES                                        2,513                          1,756

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (47)                          (216)
  Proceeds from sale of available for sale securities                   1,979                              -
  Proceeds from maturities of available for sale securities            35,488                              -
  Purchase of available for sale securities                           (35,773)                        (4,358)
  Net change in loans and leases                                       (5,252)                        (9,529)
          TOTAL CASH PROVIDED BY
            INVESTING ACTIVITIES                                       (3,605)                       (14,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                                5,137                         15,707
  Net change in short-term borrowings                                  (3,903)                          (469)
  Increase in long-term borrowings                                          -                              -
  Payments on long-term borrowings                                       (172)                          (139)
  Payment of dividends                                                   (520)                          (650)
  Unrealized (gains) losses on securities                                   -                           (387)
          TOTAL CASH PROVIDED BY
            FINANCING ACTIVITIES                                          542                         14,062

NET CHANGE IN CASH FLOWS                                                 (550)                         1,715

CASH AND CASH EQUIVALENTS AT

 BEGINNING OF YEAR                                                     15,971                         24,761

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                                        $  15,421                    $    26,476

RECONCILEMENT OF CASH AND
 CASH EQUIVALENTS
  Cash and due from banks                                           $  13,956                    $    11,996
  Interest bearing deposits                                               145                            145
  Federal funds sold                                                    1,320                         14,335
      TOTAL CASH AND CASH
       EQUIVALENTS                                                  $  15,421                    $    26,476


See Notes to Condensed Consolidated Unaudited Financial Statements.

                      FARMERS & MERCHANTS BANCORP, INC.

          Notes to Condensed Consolidated Unaided Financial Statements


Note 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
        financial statements.   In the  opinion  of  management,  all
        adjustments,  consisting  of  normal  recurring accruals,  considered
        necessary for a  fair presentation  have  been  included.   Operating
        results for the  three months ended March 31, 1997  are  not
        necessarily  indicative  of   the   results  that  are   expected  for
        the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

        On June 28, 1996, the Board of Directors authorized a five-for-one stock split, thereby increasing the total number of shares authorized to 1,500,000 and the total number of shares issued and outstanding to 1,300,000. All references in the accompanying financial statements have been restated to reflect the stock split.

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

        LIQUIDITY AND CAPITAL RESOURCES

        Liquidity for the three months ended March 31, 1997 comes primarily from net income from operations of $1.7 million and from a $5.1 million increase in deposits. This increase in deposits represents a 1% increase from the December 31, 1996 deposits of $438 million. A concerted marketing effort has been implemented to attract more core deposits to help in maintaining an acceptable net interest margin.

        The principal uses of these funds were for the retirement of short-term debt and the funding of additional loans in the community. During the first three months of 1997, the loan portfolio increased by $5 million representing a one percent increase over December 31, 1996 levels. During the first quarter of 1997 pursuant to regulatory mandates, commercial paper has been reclassified from the loan portfolio to the investment portfolio. For purposes of the statement of cash flows, this reclassification was deemed retroactive to December 31, 1996.

        The rate of increase on capital expenditures has slowed with the completion of the renovation of the main office and the
        implementation of the new proof system.   Spending  in  this  area
        will increase in the next few months due to the major renovation of one of the branch offices.

        The following is a list of five capital ratios as they are calculated from the March 31, 1997 financial statements:

             Primary Ratio                                   9.81%
             Total Capital Ratio                            11.54%
             Risk Based Capital Tier 1                      12.73%
             Risk Based Capital Tier 2                      16.87%
             Stockholders' Equity/Total Assets               8.81%

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  The following documents are filed as part of this Report:

                      Exhibit No.             Description

                        27               Financial Data Schedule

        (B)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Farmers & Merchants Bancorp, Inc.,


Date:  May 1, 1997                          By:  /s/ Joe E. Crossgrove
                                                 Joe E. Crossgrove
                                                 President and Cashier

Date:  May 1, 1997                          By:  /s/ Randal H. Schroeder
                                                 Randal H. Schroeder
                                                 Asst. Vice-President
                                                 and Chief Operating Officer

                                EXHIBIT INDEX




EXHIBIT NO.                            DESCRIPTION

  27                              Financial Data Schedule