Form 10-Q
period 1997-06-30
FARMERS & MERCHANTS BANCORP INC
filed 1997-08-13
CIK 792966

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended June 30, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _____________________

                         Commission file number 014492

                       FARMERS & MERCHANTS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           Ohio                                              34-1469491
-----------------------------                         -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



307-11 North Defiance Street, Archbold, Ohio                   43502
--------------------------------------------          -------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (419) 446-2501
-------------------------------------------------------------------------------
               Registrant's Telephone Number, including area code

                                 Not applicable
-------------------------------------------------------------------------------
(Former name, former address,and former fiscal year, if changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  [X]       No [  ]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value                          1,300,000
---------------------------------               --------------------------
            Class                            Outstanding as of August 1, 1997

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                       FARMERS & MERCHANTS BANCORP, INC.
                                     INDEX

FORM 10-Q ITEMS                                                            PAGE  NO.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets-
               June 30, 1997,  December 31, 1996 and June 30, 1996             1

          Condensed Consolidated Statements of Net Earnings-
               Three Months and Year to Date Ended June 30, 1997 and 1996      2
          Condensed Consolidated Statements of Cash Flows-
               Six Months Ended June 30, 1997 and June 30, 1996                3

          Notes to Condensed Financial Statements                              4

Item 2.   Management's Discussion and Analysis of Financial Condition
               Results of Operations                                           5


PART II.  OTHER INFORMATION
                                                                               6
Item 6.   Exhibits and Reports on Form 8K

SIGNATURES                                                                     7


                       FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                           (in thousands of dollars)

                                                      Jun 30, 1997               Dec 31, 1996        Jun 30, 1996
ASSETS:

  Cash and due from banks                             $14,126                     $15,871              $12,846
  Interest bearing deposits in other banks                145                         100                  145
  Federal funds sold and securities sold
    under agreement to resell                               -                           -               10,620
  Investment Securities:
    U.S. Treasury                                      24,771                      27,827               27,880
    U.S. Government Agencies                           31,137                      32,896               36,337
    State & political obligations                      23,376                      21,678               25,047
    All others                                         17,799                      19,320               13,941
  Loans and leases                                    380,169                     369,219              352,414
  Bank premises and equipment                           7,428                       7,576                7,332
  Accrued interest and other assets                     7,501                       6,962                7,075
          TOTAL ASSETS                             $  506,452                  $  501,449         $    493,637

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Deposits:
    Demand                                         $  39,585                   $   50,019         $     40,663
    Time and savings                                 401,341                      388,358              393,873
  Federal funds purchased and securities
    sold under agreement to repurchase                 6,457                        6,763                5,156
  Other borrowed money                                 8,651                        8,998                9,355
  Accrued interest and other liabilities               4,491                        3,930                3,685
          TOTAL LIABILITIES                          460,525                      458,068              452,732

SHAREHOLDERS' EQUITY:
  Common stock, no par value - authorized
    1,500,000 shares, issued 1,300,000 shares in
    1996 and 1995                                     12,677                      12,677                12,677
  Undivided profits                                   33,250                      30,704                28,228
          TOTAL SHAREHOLDERS' EQUITY                  45,927                      43,381                40,905

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                   $ 506,452                   $ 501,449          $    493,637

See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 1996 Balance Sheet has been derived from the audited financial statements of that date.

                       FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                           (in thousands of dollars)

                                                       Three Months Ended                           Six Months Ended

                                                 Jun 30, 1997             Jun 30, 1996      Jun 30, 1997        Jun 30, 1996
INTEREST INCOME:
  Loans and leases                              $   8,457                $   7,770        $   16,857         $    15,741
  Investment Securities:
    U.S. Treasury                                     385                      361               773                 676
    U.S. Government Agencies                          521                      536             1,062               1,032
    States & Political Subdivisions                   308                      297               609                 584
    Other                                             316                      148               704                 307
  Federal funds sold                                   36                      134               104                 301
  Deposits with other banks                             -                        -                 -                   -
          TOTAL INTEREST INCOME                    10,023                    9,246            20,109              18,641

INTEREST EXPENSE:
  Deposits                                          5,081                    4,941            10,105               9,829
  Short-term borrowings                                51                       80               135                 170
  Other borrowed money                                289                      150               581                 302
          TOTAL INTEREST EXPENSE                    5,421                    5,171            10,821              10,301

NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES                         4,602                    4,075             9,288               8,340
PROVISION FOR LOAN LOSSES                             249                      268               462                 413

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         4,353                    3,807             8,826               7,927

OTHER INCOME:
  Service charges                                     274                      274               569                 533
  Other                                               299                      388               764                 768
  Securities gains (losses)                            (3)                       -               (10)                  -
          TOTAL OTHER INCOME                          570                      662             1,323               1,301

OTHER EXPENSE:
  Salaries                                            861                    1,195             2,100               2,398
  Pension and employee benefits                       290                      233               544                 465
  Occupancy                                           323                      268               634                 617
  Other operating                                   1,005                      967             1,971               1,853
          TOTAL OTHER EXPENSES                      2,479                    2,663             5,249               5,333

NET INCOME BEFORE INCOME TAX                        2,444                    1,806             4,900               3,895
PROVISION FOR INCOME TAX                              709                      555             1,432                1,161

NET INCOME                                       $  1,735                  $ 1,251           $ 3,468             $  2,734

NET INCOME PER SHARE (Based upon
  weighted average number of shares
  outstanding of 1,300,000 for 1997 and 1996     $   1.33                  $  0.96           $  2.67             $   2.10

DIVIDENDS PER SHARE DECLARED                     $   0.25                  $  0.25           $  0.25             $   0.25

See Notes to Condensed Consolidated Unaudited Financial Statements.
                                      2

                       FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                                          Six Months Ended
                                                                                Jun 30, 1997        Jun 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $      3,468          $   2,734
  Adjustments to Reconcile Net Income to
    Cash Provided by Operating Activities:
      Depreciation & amortization                                                       326                347
      Premium amortization                                                              238                336
      Discount accretion                                                                (87)               (76)
      Provision for loan losses                                                         462                413
      Provision for deferred taxes                                                      (27)               229
      (Gain) loss on sale of securities                                                  10                  -
      Changes in Operating Assets & Liabilities:
        Accrued interest receivable and other assets                                   (390)              (106)
        Accrued interest payable and other payables                                     756                111
          TOTAL CASH PROVIDED BY
            OPERATING ACTIVITIES                                                      4,756              3,988

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (178)              (480)
  Proceeds from sale of available for sale securities                                 3,972                  -
  Proceeds from maturities of available for sale securities                          51,934                  -
  Purchase of available for sale securities                                         (51,823)           (18,749)
  Net change in loans and leases                                                    (11,412)           (12,739)
          TOTAL CASH PROVIDED BY
            INVESTING ACTIVITIES                                                     (7,507)           (31,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                                              2,549             30,674
  Net change in short-term borrowings                                                  (306)            (1,762)
  Increase in long-term borrowings                                                        -                  -
  Payments on long-term borrowings                                                     (347)              (307)
  Payment of dividends                                                                 (845)              (975)
  Unrealized (gains) losses on securities                                                 -               (800)
          TOTAL CASH PROVIDED BY
            FINANCING ACTIVITIES                                                      1,051             26,830

NET CHANGE IN CASH FLOWS                                                             (1,700)            (1,150)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                                  15,971             24,761

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                                      $ 14,271           $ 23,611

RECONCILEMENT OF CASH AND
  CASH EQUIVALENTS
    Cash and due from banks                                                        $ 14,126          $  12,846
    Interest bearing deposits                                                           145                145
    Federal funds sold                                                                    -             10,620
          TOTAL CASH AND CASH
            EQUIVALENTS                                                            $ 14,271          $  23,611

See Notes to Condensed Consolidated Unaudited Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.

          Notes to Condensed Consolidated Unaided Financial Statements

Note 1.   BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form
10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles for complete financial statements.   In the opinion of management,
all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that are expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity has continued to be enhanced by the generation of cash through operations, primarily by reduction in expenses, and the collection of interest income from productive assets.

The rate of increase for capital expenditures has slowed with the completion of the renovation of the main office and the implementation of the new proof system. There will be reasonable increases in this area due to the major renovation of one of the branch offices.

During the first six months of 1997 the bank's loan portfolio has increased $10,950,000. This represents a 3% increase. This was the primary use of cash over the period. An increase of $2,549,000 in deposits was noted for the quarter ended June 30, 1997. This represents a 1% increase. This increase was do in part to the fact that the bank offers very competitive rates for its deposit products. In addition a concerted marketing effort has been implemented to attract more "core" deposits to help with the maintaining of an acceptable net interest margin.

The following is a list of five capital ratios as they are calculated from the June 30, 1997 financial statements:

     Primary Ratio                           10.07%

     Total Capital Ratio                     11.76%

     Risk Based Capital Tier 1               13.00%

     Risk Based Capital Tier 2               17.06%

     Stockholders' Equity/Total Assets        9.07%

                                    PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  The following documents are filed as part of this Report:

Exhibit No.                 Description

  27                        Financial Data Schedule

(B)  Reports on Form 8-K


No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Farmers & Merchants Bancorp, Inc.,


Date:  August 11, 1997                   By:  /s/ Joe E. Crossgrove
                                             ------------------------------
                                              Joe E. Crossgrove
                                              President and Cashier

Date:  August 11, 1997                   By:  /s/ Randal H. Schroeder
                                             ------------------------------
                                              Randal H. Schroeder
                                              Asst. Vice-President
                                              and Chief Operating Officer

                                EXHIBIT INDEX



      EXHIBIT NO.                                      DESCRIPTION

         27                                       Financial Data Schedule