Form 10-Q
period 1997-09-30
FARMERS & MERCHANTS BANCORP INC
filed 1997-11-13
CIK 792966

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from ______________________ to
    _______________________


                         Commission file number 014492


                       FARMERS & MERCHANTS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Ohio                                                    34-1469491
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


307-11 North Defiance Street, Archbold, Ohio                            43502
(Address of principal executive offices)                              (Zip Code)

                                 (419) 446-2501
               Registrant's Telephone Number, including area code


                                 Not applicable
  (Former name, former address, and former fiscal year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  [X]       No [ ]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value                                1,300,000
          Class                              Outstanding as of November 1, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                       FARMERS & MERCHANTS BANCORP, INC.
                                     INDEX


FORM 10-Q ITEMS                                                                                     PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets-
             September 30, 1997,  December 31, 1996 and September 30, 1996                                 1

        Condensed Consolidated Statements of Income-
             Three Months and Year to Date Ended September 30, 1997 and September 30, 1996                 2

        Condensed Consolidated Statements of Cash Flows-
             Nine Months Ended September 30, 1997 and September 30, 1996                                   3

        Notes to Condensed Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition
             Results of Operations                                                                         5

PART II.OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K                                                                    6

SIGNATURES                                                                                                 7


                       FARMERS & MERCHANTS BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                             Sep 30, 1997   Dec 31, 1996  Sep 30, 1996
ASSETS:
  Cash and due from banks                                                        $ 12,315    $ 15,871    $ 14,233
  Interest bearing deposits in other banks                                            145         100         145
  Investment Securities:
    U.S. Treasury                                                                  23,434      27,827      26,975
    U.S. Government Agencies                                                       30,440      32,896      32,254
    State & political obligations                                                  23,604      21,678      23,991
    All others                                                                     12,849      19,320      17,247
  Loans and leases                                                                387,454     369,219     369,216
  Bank premises and equipment                                                       7,351       7,576       7,521
  Accrued interest and other assets                                                 7,705       6,962       7,306
          TOTAL ASSETS                                                           $505,297    $501,449    $498,888

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Deposits:
    Demand                                                                       $ 36,958    $ 50,019    $ 38,210
    Time and savings                                                              403,943     388,358     393,758
  Federal funds purchased and securities
    sold under agreement to repurchase                                              3,202       6,763      11,903
  Other borrowed money                                                              8,473       8,998       9,193
  Accrued interest and other liabilities                                            4,859       3,930       3,948
          TOTAL LIABILITIES                                                       457,435     458,068     457,012

SHAREHOLDERS' EQUITY:
  Common stock, no par value - authorized
    1,500,000 shares, issued 1,300,000 shares in
    1997 and 1996                                                                  12,677      12,677      12,677
  Undivided profits                                                                35,185      30,704      29,199
          TOTAL SHAREHOLDERS' EQUITY                                               47,862      43,381      41,876

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                                                 $505,297    $501,449    $498,888


See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 1996 Balance Sheet has been derived from the audited financial statements of that date.

                       FARMERS & MERCHANTS BANCORP, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                           (in thousands of dollars)

                                                              Three Months Ended        Nine Months Ended
                                                         Sep 30, 1997  Sep 30, 1996  Sep 30, 1997  Sep 30, 1996
INTEREST INCOME:
  Loans and leases                                          $  8,860    $  8,144   $  25,717   $  23,885
  Investment Securities:
    U.S. Treasury                                                373         418       1,146       1,094
    U.S. Government Agencies                                     486         537       1,548       1,569
    States & Political Subdivisions                              304         331         913         915
    Other                                                        255         272         959         579
  Federal funds sold                                               8           2         112         303
          TOTAL INTEREST INCOME                               10,286       9,704      30,395      28,345
INTEREST EXPENSE:
  Deposits                                                     5,034       5,058      15,139      14,887
  Short-term borrowings                                           74         362         209         284
  Other borrowed money                                           286         147         867         449
          TOTAL INTEREST EXPENSE                               5,394       5,567      16,215      15,620
NET INTEREST INCOME BEFORE
  PROVISION FOR LOAN LOSSES                                    4,892       4,137      14,180      12,725
PROVISION FOR LOAN LOSSES                                        374         377         836         790
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    4,518       3,760      13,344      11,935
OTHER INCOME:
  Service charges                                                294         285         863         818
  Other                                                          469         424       1,233       1,192
  Securities gains (losses)                                        6          --          (4)         --
          TOTAL OTHER INCOME                                     769         709       2,092       2,010
OTHER EXPENSE:
  Salaries                                                     1,065       1,241       3,165       3,639
  Pension and employee benefits                                  279         273         823         738
  Occupancy                                                      332         332         966         949
  Other operating                                              1,014         781       2,985       2,882
          TOTAL OTHER EXPENSES                                 2,690       2,627       7,939       8,208
NET INCOME BEFORE INCOME TAX                                   2,597       1,842       7,497       5,737
PROVISION FOR INCOME TAX                                         750         492       2,182       1,653
NET INCOME                                                  $  1,847    $  1,350   $   5,315   $   4,084

NET INCOME PER SHARE (Based upon
  weighted average number of shares
  outstanding of 1,300,000 for 1997 and 1996                $   1.42    $   1.04   $    4.09   $    3.14

DIVIDENDS PER SHARE DECLARED                                $   0.25    $   0.25   $    0.25   $    0.25


See Notes to Condensed Consolidated Unaudited Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                           (in thousands of dollars)

                                                                                                              Nine Months Ended
                                                                                                         Sep 30, 1997  Sep 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                               $   5,315    $  4,084
  Adjustments to Reconcile Net Income to
    Cash Provided by Operating Activities:
      Depreciation & amortization                                                                                498         549
      Premium amortization                                                                                       354         463
      Discount accretion                                                                                        (123)       (131)
      Provision for loan losses                                                                                  836         790
      Provision for deferred taxes                                                                                47        (209)
      (Gain) loss on sale of securities                                                                            4          --
      Changes in Operating Assets & Liabilities:
        Accrued interest receivable and other assets                                                            (790)       (389)
        Accrued interest payable and other payables                                                            1,124         406
          TOTAL CASH PROVIDED BY OPERATING ACTIVITIES                                                          7,265       5,563

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                                          (273)       (872)
  Proceeds from sale of available for sale securities                                                          7,045          --
  Proceeds from maturities of available for sale securities                                                   58,078          --
  Purchase of available for sale securities                                                                  (53,823)    (16,939)
  Net change in loans and leases                                                                             (19,071)    (30,328)
          TOTAL CASH USED BY INVESTING ACTIVITIES                                                             (8,044)    (48,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                                                                       2,524      27,978
  Net change in short-term borrowings                                                                         (3,561)      4,984
  Payment on long-term borrowings                                                                               (525)       (469)
  Payment of dividends                                                                                        (1,170)     (1,300)
          TOTAL CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                  (2,732)     31,193

NET CHANGE IN CASH FLOWS                                                                                      (3,511)    (11,383)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                                                   15,971      25,761
CASH AND CASH EQUIVALENTS END OF PERIOD                                                                    $  12,460    $ 14,378

RECONCILEMENT OF CASH AND
  CASH EQUIVALENTS
    Cash and due from banks                                                                                $  12,315    $ 14,233
    Interest bearing deposits                                                                                    145         145
          TOTAL CASH AND CASH EQUIVALENTS                                                                  $  12,460    $ 14,378


See Notes to Condensed Consolidated Unaudited Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaided Financial Statements

Note 1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete
        financial statements.   In the  opinion  of  management,  all
        adjustments,  consisting  of  normal  recurring accruals,  considered
        necessary for a  fair presentation  have  been  included.   Operating
        results for the nine months ended September 30, 1997 are not necessarily indicative of the results that are expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

        During the first nine months of 1997 the bank's loan portfolio has increased $18,235,000. This represents a 5% increase. This was the primary use of cash over the period. An increase of $2,524,000 in deposits was noted for the nine months ended September 30, 1997. This represents a 1% increase. A concerted effort is being implemented to attract more "core" deposits.

        The following is a list of five capital ratios as they are calculated from the September 30, 1997 financial statements:

             Primary Ratio                                                                         10.33%
             Total Capital Ratio                                                                   11.99%
             Risk Based Capital Tier 1                                                             13.33%
             Risk Based Capital Tier 2                                                             17.37%
             Stockholders' Equity/Total Assets                                                      9.31%

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  The following documents are filed as part of this Report:

        Exhibit No.                        Description
                27                              Financial Data Schedule


        (B)  Reports on Form 8-K


             No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Farmers & Merchants Bancorp, Inc.,


Date:  November 11, 1997                By:  /s/ Joe E. Crossgrove
                                             Joe E. Crossgrove
                                             President and Cashier

Date:  November 11, 1997                By:  /s/ Randal H. Schroeder
                                             Randal H. Schroeder
                                             Asst. Vice-President
                                             and Chief Operating Officer

                                 EXHIBIT INDEX



EXHIBIT 27                  Financial Data Schedule