Form 10-K
period 1997-12-31
FARMERS & MERCHANTS BANCORP INC
filed 1998-03-09
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
                     X Annual Report Pursuant to Section 13
                       or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended December 31, 1997
                                       or
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For the transition period from to
                         Commission File Number 0-14492
                        FARMERS & MERCHANTS BANCORP, INC.


            OHIO                                            34-1469491
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

307-11 North Defiance Street
         Archbold, Ohio                                        43502
----------------------------                            ------------------
      (Address of principal                                  (Zip Code)
       Executive offices)

        Registrant's telephone number , including area code (419)446-2501

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


          Securities registered pursuant to Section 12(b) of the Act:

                        Common6 shares without par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 305 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of March 1, 1998, Registrant had outstanding 1,300,000 shares of common stock at a market value of $84,500,000.

                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS



                                                                                 PAGE
Form 10-K Items
Item 1.           Business                                                     1 - 15

Item 2.           Properties                                                       16

Item 3.           Legal Proceedings                                                17

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                              17

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters                                  17

Item 6.           Selected Financial Data                                          17

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                               17 - 22

Item 8.           Financial Statements and Supplementary Data                 23 - 59

Item 9.           Disagreements on Accounting and
                  Financial Disclosure                                             60

Item 10.          Directors and Executive Officers
                  of the Registrant                                           60 - 63

Item 11.          Management Remuneration and Transactions                         64

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management                                 64

Item 13.          Certain Relationships and Related
                  Transactions                                                     64

Item 14.          Financial Schedules and Reports on Form 8-K                      65
                  Schedule 1 - Schedule of Property and Equipment                  66
                  Schedule 2 - Schedule of Accumulated Depreciation -
                                 Property and Equipment                            67

Signatures                                                                         68

Financial Data Schedule                                                            70

Total Pages:                                                                       70


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

         In 1919 the founding directors elected to change from a private bank to a state chartered bank and at this time changed its name from the Farmers & Merchants Bank to The Farmers & Merchants State Bank, as required in the state charter. This has been the only name change in the bank's 99 year history. The bank's capital funds were $53,510 thousand and resources were $571,549 thousand.

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

         1994 was a very special year for The Farmers & Merchants State Bank. Earnings were very strong, asset quality remained outstanding, and the bank expanded its presence within its market area. The goals for 1994 were exceeded, with a new high in assets of $406 million. With a growing interest to expand the bank's market area and branch into Henry County, an application was submitted for a Napoleon office. Once the application was approved, the bank wasted no time in getting the building constructed. The full service Napoleon Office, with a drive-up ATM, was conveniently located on St. Rt. 108 on the north edge of Napoleon making it easily accessible for the residents of Henry County.

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

NATURE OF ACTIVITIES

         The Farmers & Merchants State Bank through its equivalent of 199 full time employees engages in general commercial banking and savings business. Its activities include commercial and residential mortgage, consumer, and credit card lending activities. Because of the geographical locations in which the bank's branches are located, a substantial amount of the bank's loan portfolio is composed of loans made to the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. The bank also is engaged in direct finance leasing and has invested in leveraged type leases, although the activity in this area has substantially decreased in recent years.

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

         The commercial banking business in the geographical area in which The Farmers & Merchants State Bank operates is highly competitive. In its banking activities, it competes directly with other commercial banks and savings and loan institutions in each of its operating localities. The following is a summary by geographical area of The Farmers & Merchants State Bank principal competition:



          Branch                                                           Location
-------------------------                            -------------------------------------------------
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

Stryker, Ohio                                        First National Bank of Northwest Ohio

West Unity, Ohio                                     National Bank of Montpelier

Delta, Ohio                                          State Bank & Trust Company
                                                     First Federal Savings & Loan of Delta

Bryan, Ohio                                          First National Bank of Northwest Ohio
                                                       (2 offices)
                                                     National City Bank (Subsidiary of National City
                                                       Corporation)
                                                     First Federal Savings & Loan of Defiance
                                                       (2 offices)
                                                     Community First Bank & Trust

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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

The following table presents the distribution of assets and analysis of net interest earnings (dollars in thousands):


                                                        ASSETS
                                                                                1997
                                                        ------------------------------------------------
                                                                             Interest
                                                           Average             and             Yield/
                                                           Balance           Dividend           Rate
                                                           -------           --------           ----
Interest earning Assets:
    Loans (1)                                            $     384,498     $      34,271          8.91%
    Taxable investment securities                               72,158             4,540          6.29
    Tax-exempt investment securities                            22,069             1,131          5.13
    Interest bearing deposits with other banks                     100                 5          5.00
    Federal funds sold and securities
      purchased under agreement to resell                        3,805               211          5.55
                                                         -------------     -------------
Total Interest Earning Assets                                  482,630     $      40,158          8.32%
                                                                           =============    ===========
Non-interest Earnings Assets:
    Cash and due from banks                                     13,161
    Other assets                                                14,371
                                                         -------------
                                                         $     510,162
                                                         =============
                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
    Savings deposits                                     $      87,439     $       4,618          5.28%
    Other time deposits                                        270,751            15,659          5.78
    Other borrowed money                                         9,414               596          6.34
    Federal funds purchased and securities
      sold under agreement to repurchase                         4,443               266          5.99%
                                                         -------------     -------------
Total Interest Bearing Liabilities                             372,047     $      21,139          5.68
                                                                           =============    ==========
Non-interest Bearing Obligations:
    Non-interest bearing deposits                               87,013
    Other                                                        4,554
                                                         -------------
    Total Liabilities                                          463,614
    Stockholders' Equity                                        46,548
                                                         -------------
    Total Liabilities and Stockholders' Equity           $     510,162
                                                         =============
    Interest and dividend income/yield                                     $      40,158          8.32%
    Interest expense/rate                                                         21,139          5.68
                                                                           -------------    ----------
    Net Interest spread                                                    $      19,019          2.64%
                                                                           =============    ==========
    Net interest margin                                                                           3.94%
                                                                                            ==========

                                                          ASSETS
                                                                                1996
                                                           ------------------------------------------
                                                                             Interest
                                                           Average             and             Yield/
                                                           Balance           Dividend           Rate
                                                           -------           --------           ----
Interest earning Assets:
    Loans (1)                                            $     358,261     $      32,353          9.03%
    Taxable investment securities                               75,051             4,556          6.07
    Tax-exempt investment securities                            21,223             1,109          5.23
    Interest bearing deposits with other banks                     100                 7          7.00
    Federal funds sold and securities
      purchased under agreement to resell                        6,613               357          5.40
                                                         -------------     -------------
Total Interest Earning Assets                                  461,248     $      38,382          8.32%
                                                                           =============    ==========
Non-interest Earnings Assets:
    Cash and due from banks                                     13,086
    Other assets                                                15,895
                                                         -------------
                                                         $     490,229
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
    Savings deposits                                     $     117,734     $       4,525          3.84%
    Other time deposits                                        258,446            15,418          5.97
    Other borrowed money                                         9,411               594          6.31
    Federal funds purchased and securities
      sold under agreement to repurchase                         6,522               368          5.64
                                                         -------------     -------------
Total Interest Bearing Liabilities                             392,113     $      20,905          5.33%
                                                                           =============    ==========
Non-interest Bearing Obligations:
    Non-interest bearing deposits                               50,580
    Other                                                        5,700
                                                         -------------
    Total Liabilities                                          448,393
    Stockholders' Equity                                        41,836
                                                         -------------
    Total Liabilities and Stockholders' Equity           $     490,229
                                                         =============
    Interest and dividend income/yield                                     $      38,382          8.32%
    Interest expense/rate                                                         20,905          5.33
                                                                           -------------    ----------
    Net Interest spread                                                    $      17,477          2.99%
                                                                           =============    ==========
    Net interest margin                                                                           3.79%
                                                                                            ==========



                                                           ASSETS
                                                                                1995
                                                           -----------------------------------------
                                                                             Interest
                                                           Average             and            Yield/
                                                           Balance           Dividend           Rate
                                                           -------           --------           ----
Interest earning Assets:
    Loans (1)                                            $     324,239     $      29,561          9.12%
    Taxable investment securities                               55,383             3,153          5.69
    Tax-exempt investment securities                            16,689             1,041          6.24
    Interest bearing deposits with other banks                     526                 3           .65
    Federal funds sold and securities
      purchased under agreement to resell                        8,394               470          5.60
                                                         -------------     -------------

Total Interest Earning Assets                                  405,231     $      34,228          8.45%
                                                                           =============    ==========

Non-interest Earning Assets:
    Cash and due from banks                                     11,565
    Other assets                                                13,508
                                                         -------------
                                                         $     430,304
                                                         =============
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
    Savings deposits                                     $      81,891     $       3,931          4.80%
    Other time deposits                                        253,165            12,810          5.06
    Other borrowed money                                        10,091               637          6.32
    Federal funds purchased and securities
      sold under agreement to repurchase                         6,019               371          6.16
                                                         -------------     -------------

Total Interest Bearing Liabilities                             351,166     $      17,749          5.05%
                                                                           =============    ==========

Non-interest Bearing Obligations:
    Non-interest bearing deposits                               38,112
    Other                                                        2,992
                                                         -------------
    Total Liabilities                                          392,270

    Stockholders' Equity                                        38,034
                                                         -------------
    Total Liabilities and Stockholders' Equity           $     430,304
                                                         =============

    Interest and dividend income/yield                                     $      34,228          8.45%
    Interest expense/rate                                                         17,749          5.05
                                                                           -------------    ----------

    Net interest spread                                                    $      16,479          3.40%
                                                                           =============    ==========

         Net interest margin                                                                      4.07%
                                                                                            ==========


(1) For the purpose of these computations, nonaccruing loans are included in the daily average outstanding loan amounts.

         The following table sets forth (in thousands of dollars) for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:



                                                                             1997 - 1996
                                                           ------------------------------------------------
                                                                                  Increase (Decrease)
                                                            Increase            Attributable Changes in
                                                           (Decrease)           ------------------------
                                                           in Interest          Volume              Rate
                                                           -----------          ------              ----
Interest Earned On:
     Loans                                                $       1,918    $       2,339     $        (421)
     Taxable investment securities                                  (16)            (182)              166
     Tax-exempt investment securities                                22               43               (21)
     Interest bearing deposits with other banks                      (2)               0                (2)
     Federal funds sold and securities purchased
       under agreements to resell                                  (146)            (156)               10
                                                          -------------    -------------     -------------

     Total Interest Earnings Assets                       $       1,776    $       2,044     $        (268)
                                                          =============    =============     =============

     Interest Paid On:
         Savings deposits                                 $          93    $      (1,600)    $       1,693
         Other time deposits                                        241              712              (471)
         Other borrowed                                               2                0                 2
         Federal funds purchased and securities
           sold under agreements to repurchase                     (102)            (124)               22
                                                          -------------    -------------     -------------

           Total Interest Bearing Liabilities             $         234    $      (1,012)    $       1,246
                                                          =============    =============     =============


                                                                             1996 - 1995
                                                          ------------------------------------------------
Interest Earned On:
     Loans                                                $       2,792    $       3,072     $        (280)
     Taxable investment securities                                1,403            1,194               209
     Tax-exempt investment securities                                68              236              (168)
     Interest bearing deposits with other banks                       4              (30)               34
     Federal funds sold and securities purchased
       under agreements to resell                                  (113)             (96)              (17)
                                                          -------------    -------------     -------------

     Total Interest Earnings Assets                       $       4,154    $       4,376     $        (222)
                                                          =============    =============     =============

     Interest Paid On:
         Savings deposits                                 $         594    $       1,378     $        (784)
         Other time deposits                                      2,608              314             2,294
         Other borrowed                                             (43)             (42)               (1)
         Federal funds purchased and securities
           sold under agreements to repurchase                       (3)              28               (31)
                                                          -------------    -------------     -------------

           Total Interest Bearing Liabilities             $       3,156    $       1,678     $       1,478
                                                          =============    =============     =============


         The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

         The following table sets forth (dollars in thousands) the carrying amount of investment securities at the dates indicated.


                                                               1997             1996              1995
                                                          -------------    -------------     --------------
U. S. Treasury and other U. S. Government
   agencies                                               $      44,695    $      51,737     $      45,556
State and political subdivisions                                 25,617           21,678            19,926
Mortgage-backed securities                                        8,991            8,986             8,438
Obligations of domestic corporations                             10,327           17,065             8,689
Stocks of domestic corporations                                   2,420            2,255             2,106
                                                          -------------    -------------     -------------

Total                                                     $      92,050    $     101,721     $      84,715
                                                          =============    =============     =============


         The following table sets forth (dollars in thousands) the maturities of investment securities at December 31, 1997 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.


                                                                     Maturities
                                          --------------------------------------------------------------
                                                                                    After One Year
                                              Within One Year                     Within Five Years
                                              --------------                      -----------------
                                           Amount             Yield           Amount             Yield
                                           ------             -----           ------             -----
U. S. Treasury and other U. S.
   Government agencies                  $      11,748          5.74%       $      39,052          6.28%
State and political subdivisions                1,495          9.94                7,860          8.21
Taxable state and political
   subdivisions                                   531          6.32                1,245          6.62
Obligations of domestic
   corporations                                 2,034          5.93                8,249          6.44

                                                                     Maturities
                                          --------------------------------------------------------------
                                              After Five Years
                                              Within Ten Years                     After Ten Years
                                              ----------------                     ---------------
                                           Amount             Yield           Amount             Yield
                                           ------             -----           ------             -----
U. S. Treasury and other U. S.
   Government agencies                  $         745          6.72%       $       1,788          6.37%
State and political subdivisions                5,404          8.61                7,530          9.77
Taxable state and political
   subdivisions                                     0           .00                  433          5.75
Obligations of domestic
   corporations                                     0           .00                    0           .00



         At December 31, 1997 the company held no large block of any one investment security. Except for U. S. Treasury and other U. S. Government agencies, no one holding in debt securities exceeded $2.9 million dollars. The bank did hold stock in the Federal Home Loan Bank of Cincinnati at a cost of $2.4 million. This is required in order to obtain Federal Home Loan Bank loans.

LOAN PORTFOLIO

         The following table shows (dollars in thousands) the company's loan distribution at the end of each of the last five years:


                                                               1997             1996              1995
                                                          -------------    -------------     ------------
Loans:
     Commercial and industrial                            $      65,633    $      67,763     $      58,987
     Agricultural                                                44,939           41,195            41,328
     Real estate - mortgage                                     205,626          195,043           173,302
     Installment                                                 75,767           63,199            61,021
     Commercial paper                                             7,837            3,959             7,604
     Industrial Development Bonds                                 4,511            3,670             3,336
                                                          -------------    -------------     -------------

     Total Loans                                          $     404,313    $     374,829     $     345,578
                                                          =============    =============     =============

                                                                                1994              1993
                                                                           -------------     -------------
Loans:
     Commercial and industrial                                             $      65,848     $      58,155
     Agricultural                                                                 29,586            29,527
     Real estate - mortgage                                                      145,576           118,164
     Installment                                                                  62,462            53,414
     Commercial paper                                                              2,019             5,270
     Industrial Development Bonds                                                  1,826             2,222
                                                                           -------------     -------------

     Total Loans                                                           $     307,317     $     266,752
                                                                           =============     =============



         The following table shows (dollars in thousands) the maturity of loans:


                                                                     Maturities
                                         -----------------------------------------------------------------
                                                           After One
                                          Within          Year Within         After
                                         One Year          Five Years       Five Years          Total
                                         -------           ----------       ----------          -----
Commercial, industrial, and
   agricultural (combined)              $     103,392     $       3,990    $       3,190     $     110,572
Real estate - mortgage                        117,668            62,064           25,894           205,626
Consumer                                       39,352            27,056            9,359            75,767
Commercial paper                                7,837                 0                0             7,837
Industrial Development Bonds                    1,680             1,373            1,458             4,511
                                        -------------     -------------    -------------     -------------

Total                                   $     269,929     $      94,483    $      39,901     $     404,313
                                        =============     =============    =============     =============



         In regard to loans maturing after one year, information was not available which would enable the categorization of such as to those loans having fixed interest rates and those having variable interest rates.

NONACCRUAL PAST DUE AND RESTRUCTURED  LOANS

         The following table summarizes (dollars in thousands) the company's nonaccrual and past due loans:


                                                               1997             1996              1995
                                                          -------------    -------------     -------------
Nonaccrual loans                                          $       2,890    $       3,489     $       3,494
Accruing loans past due 90 days or more                           1,396            1,899             2,698
                                                          -------------    -------------     -------------
                                                          $       4,286    $       5,388     $       6,192
                                                          =============    =============     =============

                                                                               1994              1993
                                                                           -------------     -------------
Nonaccrual loans                                                           $       2,681     $       3,264
Accruing loans past due 90 days or more                                            2,601             2,226
                                                                           -------------     -------------
                                                                           $       5,282     $       5,490
                                                                           =============     =============


         As of December 31, 1997, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

         Interest income which would have been recorded under the original terms of the nonaccrual loans was $324 thousand for the year 1997. Any collections of interest on nonaccrual loans are included in interest income when collected. This amounted to $402 thousand for 1997.

         Loans are placed on nonaccrual status in the event one of the following occurs: the total line of the customer is charged off to the extent of 50% or more, the loan is in past due status for more than 180 days.

         The $2.8 million of nonaccrual loans are secured at December 31, 1997.

POTENTIAL PROBLEM LOANS:

         At December 31, 1997, the Bank has $4.3 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently than quarterly.

         The amount of potential problem loans was considered in management's review of the loan loss reserve required at December 31, 1997.

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

         At December 31, 1997, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $44.9 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

SUMMARY OF LOAN LOSS EXPERIENCE

         The following table reflects (in thousands) the bank's loan loss experience for each of the five years ended December 31, 1997:



                                                               1997             1996              1995
                                                          -------------    -------------     -------------
Loans                                                     $     404,313    $     374,829     $     345,577
                                                          =============    =============     =============
Daily average of loans outstanding                        $     384,498    $     358,261     $     324,239
                                                          =============    =============     =============
Allowance for loan losses --
   beginning of year                                      $       5,500    $       5,500     $       5,500
Loans Charged Off:
     Commercial                                                     263              623               748
     Installment                                                  1,239            1,053               691
     Real estate mortgage                                            29               35                40
                                                          -------------    -------------     -------------
                                                                  1,531            1,711             1,479
                                                          -------------    -------------     -------------

Loan Recoveries:
     Commercial                                                     384              197               584
     Installment                                                    364              443               426
     Real estate mortgage                                            22                3                84
                                                          -------------    -------------     -------------

                                                                    770              643             1,094
                                                          -------------    -------------     -------------

Net loans charged off                                               761            1,068               385

Provision for loan loss                                           1,111            1,068               385
                                                          -------------    -------------     -------------

Allowance for Loan Loss-- End of Year                     $       5,850    $       5,500     $       5,500
                                                          =============    =============     =============

Ratio of net charge-offs to average loans
   outstanding                                                      .20%             .30%              .12%
                                                          =============    =============     =============


                                                                                1994              1993
                                                                           -------------     -------------
Loans                                                                      $     307,317     $     266,752
                                                                           =============     =============

Daily average of loans outstanding                                         $     277,729     $     244,774
                                                                           =============     =============

Allowance for loan losses --
   beginning of year                                                       $       5,000     $       4,775

                                                                                1994              1993
                                                                           -------------     -------------
Loans Charged Off:
     Commercial                                                                      602               706
     Installment                                                                     569               552
     Real estate mortgage                                                              0                38
                                                                           -------------     -------------

                                                                                   1,171             1,296
                                                                           -------------     -------------

Loan Recoveries:
     Commercial                                                                      729               266
     Installment                                                                     311               335
     Real estate mortgage                                                             67                12
                                                                           -------------     -------------

                                                                                   1,107               613
                                                                           -------------     -------------

Net loans charged off                                                                 64               683

Provision for loan loss                                                              564               908
                                                                           -------------     -------------

Allowance for Loan Loss-- End of Year                                      $       5,500     $       5,000
                                                                           =============     =============

Ratio of net charge-offs to average loans outstanding                                .20%              .28%
                                                                           =============     =============

         Allocation of the allowance for loan losses:
                                                                                               Percent of
                                                                                                Loans in
                                                                              Amount          Each Category
Balance at End of Period Applicable To:                                   (in thousands)     to Total Loans
     Commercial and industrial                                             $       1,650          28.21%
     Installment                                                                   1,131          19.33%
     Real estate                                                                   3,069          52.46%

                                                                           $       5,850         100.00%
                                                                           =============       ========


         The charge-off amounts are based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, loan portfolio composition, prior loan experience and management's estimation of future potential losses.

DEPOSITS

         The following table presents the average amount of (in thousands) and the average rate paid on each deposit category that is in excess of ten percent of average total deposits:


                                       Demand             NOW              Savings            Time
    December 31, 1997:                 Deposits         Accounts           Accounts          Accounts
---------------------------         -------------     -------------     -------------        ---------
     Average balance                  $  51,116      $     35,897      $    87,439        $   270,751
     Average rate                           .00%             2.91%            1.65%              4.88%

    December 31, 1996:
---------------------------
     Average balance                  $  50,580      $     33,798      $    117,734       $   224,648
     Average rate                           .00%             3.05%             1.41%             5.84%

    December 31, 1995:
---------------------------
     Average balance                  $  38,112      $     34,475      $    81,891        $   218,690
     Average rate                           .00%             3.04%            2.13%              4.72%


         The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:


                                                            Over three       Over Six Years
                                           Under             Less than         Less Than       Over Twelve
                                        Three Months        Six Months       Twelve Months       Months
                                        ------------        ----------       -------------   -------------
Time deposits                           $      15,460     $       9,877    $      10,841     $      21,585
                                        =============     =============    =============     =============


RETURN ON EQUITY AND ASSETS

         The following table shows consolidated operating and capital ratios of the company for each of the last three years:


                                                                     Years Ended December 31,
                                                             -------------------------------------------
                                                               1997             1996              1995
                                                               ----             ----              ----
Return on average assets                                        1.33%             1.14%            1.23%
Return on average equity                                       14.56%            13.21%           13.93%
Dividend payout ratio                                          23.95%            27.23%           26.99%
Equity to assets ratio                                          9.25%             8.65%            8.54%


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

         The Farmers & Merchants State Bank operates from and utilizes the entire facilities at 307-11 North Defiance Street. In addition, the bank owns the property from 200 to 208 Ditto Street, Archbold, Ohio, which it used for Bank parking and a community mini-park area. The Bank owns real estate at two locations, 207 Ditto Street and 209 Ditto Street in Archbold, Ohio upon which the bank built a commercial building to be used for storage, and a parking lot for company vehicles and employee parking.

         In late 1993 construction began on a 15,237 square foot addition on an adjacent lot it owned at 313 North Defiance Street. This addition was substantially completed by the end of 1994 with final completion taking place in the spring of 1995. Then in 1993 the Bank purchased real estate across from the main facilities to provide for possible parking expansion.

         In 1989 the Bank purchased additional real estate in Bryan,. Ohio, and has established another branch operation in Bryan. The Bank, in 1988, purchased real estate immediately adjacent to its branch bank premises in Delta, Ohio for expansion of parking facilities. In 1990 the Bank purchased real estate in Delta, Ohio for additional parking to serve its branch office. The Bank constructed in 1994 a 1,540 square foot addition to the branch in Wauseon, Ohio. The bank obtained permission to open a branch in Napoleon, Ohio. Facilities were completed in the Fall of 1994.

         In 1996, the Bank purchased additional land in West Unity to expand the parking lot. The Bank also purchased a lot with a building on it that is being used for storage adjacent to the South Defiance, Archbold office.

         The Bank also owns real estate consisting of land and buildings housing each of its full service branch bank operations. Construction has begun on new facilities for the Montpelier operations and should be completed in 1998.

         The following is a compendium of the various branch locations:

     Branch                                                Location
---------------                                  --------------------------
Archbold, Ohio                                   1313 South Defiance Street

Wauseon, Ohio                                    1130 North Shoop Avenue
                                                 119 North Fulton Street

Stryker, Ohio                                    300 South Defiance Street

West Unity, Ohio                                 200 West Jackson Street

Bryan, Ohio                                      924 W. High Street
                                                 1000 South Main Street

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The company's stock is not quoted on the National Association of Securities Dealers Automated Quotations System (NASDAQ).

         The company's stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. The company has no broker that sets a price for the company's stock, therefore, the only source as to the high and low sale price is from private sales. The high and low sale price known to company's management is as follows:


                                                 1st Quarter          2nd Quarter        3rd Quarter          4th Quarter
                                                 -----------          -----------        -----------          -----------
        1997         High                           $45.00              $72.00              $72.00               $70.00
                     Low                            $40.00              $55.00              $72.00               $65.00

        1996         High                           $35.00              $35.00              $40.00               $40.00
                     Low                            $32.00              $35.00              $40.00               $40.00



         As of March 1, 1998, there were 1,305 record holders of common stock of the company.

         Dividends are paid quarterly. Per share dividends for years 1997 and 1996 are as follows:

                              1st Quarter        2nd Quarter          3rd Quarter        4th Quarter              Total
                              -----------        -----------          -----------        -----------              -----
         1997                   $.25               $.25                $.25                $.50                    $1.25
         1996                   $.25               $.25                $.25                $.40                    $1.15


ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data is presented on page 58 of the Annual Report to shareholders for the year ended December 31, 1997 and are incorporated herein by reference.

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

         The Farmers & Merchants State Bank functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The following comparison of daily average balances (in thousands) indicates how the bank has managed its sources and uses of funds:


                                                                                                   1997
                                                                             --------------------------------------------
                                                                                                  Increase (Decrease)
                                                                              Average        ----------------------------
                                                                              Balance           Amount         Percentage
                                                                              -------           ------         ----------
Funding Uses:
     Loans                                                                 $     384,498     $      26,237           7.32%
     Taxable investment securities                                                72,158            (2,893)         (3.85%)
     Tax-exempt investment securities                                             22,069               846           3.99%
     Interest bearing deposits with other banks                                      100                 0            .00%
     Federal funds sold and securities purchased under
       agreement to resell                                                         3,805            (2,808)        (42.46%)
                                                                           -------------     -------------
                                                                           $     482,630     $      21,382           4.64%
                                                                           =============     =============      ==========
Funding Sources:
     Deposits:
         Non-interest bearing deposits                                     $      87,013     $      36,433          72.03%
         Savings deposits                                                         87,439           (30,295)        (25.73%)
         Other time deposits                                                     270,751            12,305           4.76%
     Other borrowed money                                                          9,414                 3            .03%
     Federal funds purchased and securities sold
       under agreement to repurchase                                               4,443            (2,079)        (31.88%)
                                                                           -------------     -------------      -----------
                                                                           $     459,060     $      16,367           3.70%
                                                                           =============     =============      ==========

                                                                                 1996                             1995
                                                          ------------------------------------------------    ------------
                                                                                 Increase (Decrease)
                                                                                 -------------------
                                                             Average
                                                             Balance          Amount           Percentage        Balance
                                                             -------          ------           ----------        -------
Funding Uses:
     Loans                                                $     358,261    $      34,022         10.49%       $     324,239
     Taxable investment securities                               75,051           19,668         35.51               55,383
     Tax-exempt investment securities                            21,223            4,534         27.17               16,689
     Interest bearing deposits with other banks                     100             (426)       (80.99)                 526
     Federal funds sold and securities purchased
       under agreement to resell                                  6,613           (1,781)       (21.22)               8,394
                                                          -------------    -------------                        -----------
                                                          $     461,248    $      56,017         13.82%         $   405,231
                                                          =============    =============     =============      ===========
Funding Sources:
     Deposits:
         Non-interest bearing deposits                    $      50,580    $      12,468         32.71%       $      38,112
         Savings deposits                                       117,734           35,843         43.77               81,891
         Other time deposits                                    258,446            5,281          2.09              253,165
     Other borrowed money                                         9,411             (680)        (6.74)              10,091
     Federal funds purchased and securities sold
       under agreement to repurchase                              6,522              503          8.36                6,019
                                                          -------------    -------------                        -----------
                                                          $     442,693    $      53,415         13.72%         $   389,278
                                                          =============    =============     =============      ===========

         Total assets for Farmers & Merchants Bancorp, Inc. have increased from $464 million in 1995 to $501.4 million in 1996 and to $528.3 million in 1997, an 8.1% and 5.4% increase, respectively. The increase in assets of $26.9 million is primarily the result of growth in the loan portfolio of $29.2 million and federal funds sold of $6.5 million, while investments dropped $9.7 million.

         The increase in the loan portfolio came primarily from two areas. Mortgage loans increased $10.6 million to $205.6 million from the $195 million level for 1996, while at the same time, consumer loans were increasing $12.6 million to $75.8 million from $63.2 million for 1996. These increases can again be attributed to favorable interest rates, as well as, an aggressive but controlled and managed loan policy.

         While the loan portfolio has increased significantly, the net charge-offs have remained fairly level. Net charge-offs were $385 thousand for 1995, $1.1 million for 1996 and $761 thousand for 1997. Because of the tremendous growth in the loan portfolio, it was determined that the allowance for possible loan losses should be increased by a modest $350 thousand to $5.85 million after remaining at $5.5 million for three years.

         The increase in the loan portfolio and federal funds sold was in part funded through a decrease in the investment portfolio. The U.S. Treasury security portfolio decreased from $27.7 million for 1996 to $22.2 million for 1997, a decrease of $5.5 million. The other major investment portfolio that was used was the domestic corporate obligation bond portfolio. Domestic corporate obligations dropped $6.7 million from almost $17 million for 1996 to $10.3 million for 1997. These decreases were from maturities and sales, and not from decreases in market values. In fact market values for the entire investment portfolio had a net increase of $.5 million for 1997.

         The other major funding source for the increase in the loan portfolio came from an increase in deposits. Other than regular savings deposits which showed a decrease of almost $7 million from 1996 levels of $95 million, all other deposit categories demonstrated significant growth with overall deposits increasing $22.9 million to $461.3 million from 1996 levels of $438.4 million, over a 5% increase.

         The Farmers & Merchants State Bank continues to use borrowed funds from the Federal Home Loan Bank of Cincinnati to fund its fixed rate loan portfolio. The loans reduce the Bank's exposure to interest rate risk as the Bank matches a fixed rate liability with the loan made. The Bank also receives a better servicing margin on these loans than were experienced with loans sold on the secondary market. New borrowings for 1997 amounted to $3 million while repayments amounted to $707 thousand, a net increase of almost $2.3 million.

CAPITAL RESOURCES

         Total capital increased $5.5 million or 12.6% for 1997 compared to $3.8 million or 9.6% for 1996 and $5 million or 14.5% for 1995. These increases came from profits and changes in market values of the securities portfolio. Profits amounted to $6.7 million for 1997, $5.5 million for 1996 and $5.3 million for 1995, while net after tax effect changes in market values of the investment portfolio contributed $311 thousand for 1997 and $1.1 million for 1995, but negatively impacted capital for 1996 in the amount of $228 thousand.

         As a result of the continued increasing profitable operations, the per share dividends have been steadily increasing also. For 1997 dividends of $1.25 per share or $1.625 million were declared as compared to $1.15 or $1.495 million for 1996 and $1.10 or $1,430 million for 1995. The per share amounts for 1996 and 1995 have been restated to reflect a 5 for 1 stock split in 1996. The amount of dividends which can be paid are subject to regulatory restrictions.

         Under regulatory risk-based guidelines, capital is measured against the Bank's risk-adjusted assets. The Bank's Tier 1 capital (common stockholders' equity less goodwill, if any) to risk-adjusted assets was approximately 9.6% at December 31, 1997, well above the 4% minimum requirement. Total capital to risk-adjusted assets approximately 13.4%, also well above the 8% minimum requirement for this ratio. The leverage ratio was at 7.1% compared to the 4% requirement. These same ratios as of December 31, 1996 were, 8.9%, 12.9% and 6.4%, respectively. According to regulatory guidelines, the Bank is considered to be well capitalized.

         The Farmers & Merchants State Bank declared a $10 million dividend to Farmers & Merchants Bancorp, Inc. on December 31, 1996 with the approval of the FDIC and the State of Ohio Division of Financial Institutions. Farmers & Merchants Bancorp, Inc. then loaned to The Farmers & Merchants State Bank on December 31, 1996, $10 million in exchange for an unsecured subordinated note receivable. The note is due January 1, 2007. Interest at the rate of 6% is payable annually on the first day of January of each year. The purpose of the transaction was to reduce the Bank's liability for Ohio Franchise Tax.

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

         The following table summarizes the repricing opportunities as of December 31, 1997 for each major category of interest-earning assets (at amortized cost) and interest-bearing liabilities:


                                                                (Dollars in Thousands)
                                         0 - 90           90 - 365           1 - 5             Over 5
                                          Days              Days             Years             Years           Total
                                          ----              ----             -----             -----           -----
Interest bearing deposits             $        0       $       100       $        0         $       0       $       100
Federal funds sold                         6,485                 0                0                 0             6,485
Investments                                4,567            15,320           56,235            15,928            92,050
Loans                                    155,033           117,350           93,421            38,689           404,493
                                      ----------       -----------       ----------         ---------       -----------
Total Rate Sensitive Assets              166,085           132,770          149,656            54,617           503,128
Rate Sensitive Liabilities                76,093           133,675          202,965            11,292           424,025
                                      ----------       -----------       ----------         ---------       -----------
Gap                                   $   89,992       $      (905)      $  (53,309)        $  43,325       $    79,103
                                      ==========       ===========       ==========         =========       ===========

         Management with the assistance of outside advisors is continually looking for opportunities that can minimize market price risk or interest rate risk, and thus improve the quality of the portfolio.

LIQUIDITY

         Historically, the primary source of liquidity for the Company has been core deposits. This is true for 1997 as well. Deposits increased $22.9 million in 1997. This compares with $34.3 million for 1996 and $59.6 million for 1995.

         The loan to deposit ratio increased slightly to 86.3% for 1997 compared to 84.1% for 1996 and 1995.

         Short term marketable debt securities has also provided the Company with liquidity. Securities maturing in one year or less amounted to a market value of $15.8 million 17.7% of total marketable debt securities compared to $20 million or 20.4% for 1996 and $20.9 million or 25.3% for 1995.

         Still another source of liquidity are Federal Funds Sold. Federal Funds Sold which are for very short durations of time increased $6.5 million.


RESULTS OF OPERATIONS

OVERVIEW

         Net income for 1997 was $6.8 million, a $1.3 million or 23.6% increase over 1996 net income of $5.5 million. Net income for 1995 was $5.3 million. Net interest margin before the provision for loan losses increased 8.5% to $19 million over $17.5 million for 1996. Net interest margin for 1996 increased 6.1% over the $16.5 million for 1995. The net interest margin percentage was 3.9% for 1997, 3.8% for 1996 and 4.1% for 1995.


INTEREST INCOME

         Interest income and fees on loans and leases increased 5.9% or $1.9 million to $34.3 million. This compares to interest and fee income of $32.4 million for 1996 and $29.6 million for 1995. All of the increase in interest income for 1997 can be attributed to an increase in lending activities.

         Interest income on the investment portfolio for 1997 was $5.5 million compared to $5.5 million for 1996 and $4.1 million for 1995.


INTEREST EXPENSE

         Interest expense on deposits increased to $20.3 million for 1997, up a very minimal $333 thousand from 1996 interest expense of $19.9 million.

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

         For 1997 provisions charged against income amounted to $1.1 million compared to $1.1 million for 1996 and $385 thousand for 1995. The allowance was established at $5.85 million at December 31, 1997, representing 1.4% of total loans. This compares to $5.5 million or 1.5% for 1996 and $5.5 million or 1.6% for 1995.

OTHER OPERATING INCOME

         The operating income increased by $558 thousand over 1997 to $2.9 million, up from $2.4 million for 1996 and $2.1 million for 1995. Increases in miscellaneous customer fees and mastercard fees account for the bulk of this increase.

OTHER OPERATING EXPENSES

         As was the case in 1996, despite increased loan and deposit activity, management was able to hold operating expenses in check. Operating expenses of $11 million for 1997 increased only slightly compared to $10.9 million for 1996 and $10.7 million for 1995.

OTHER ACCOUNTING ISSUES

         Management is currently reviewing the Year 2000 situation in order to address potential problems that may occur in time to take corrective action. The service center which the Bank uses to process its transactions has established a testing schedule and has assured the Bank that the software being used will be updated to accept Year 2000 dates and transactions. The Bank's internal Year 2000 committee is working diligently to address Year 2000 problems that may exist with the Bank's hardware. A Y2K budget has been compiled and approved by the Board of Directors.

         At this time, management believes that the transition into the next century can be conducted smoothly and with minimum additional costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants

MESSAGE FROM MANAGEMENT:

We are pleased to report that for the year 1997, the FARMERS & MERCHANTS BANCORP, INC., earnings were again very strong, asset quality remained outstanding, and the Bank expanded its presence within its market area. Capital accounts have increased to $48,844,000 with net income of $6,777,000 or $5.22 per share compared to $4.22 in 1996. This resulted with an impressive 14.56 percent Return on Average Equity and 1.33 percent Return on Average Assets and a new high in assets of $528,273,000. The higher earnings and returns were a direct result of excellent asset quality, continued loan growth, active capital management, proper management of interest rate risk and control of overhead expenses. The excellent results of the Farmers & Merchants Bancorp, Inc. in 1997 reflected favorably on the professionalism, dedication and enthusiasm of our people. Thanks to their efforts and customary excellence, we successfully achieved one of our most notable years.

Continuing its emphasis to keep pace with industry advances and developments, the Bancorp made significant moves with technology and electronics during the year. Designed to focus on customer satisfaction, operating efficiency and expanded computer capabilities, major allocations of resources were invested in reshaping systems to remain competitive as we move into the 21st century. Whatever plans we make, however, one thing will remain unchanged, the unique way we do business. We are able to form stronger ties with our customers on an individual basis by permitting local decision-making opportunities at each of our offices. Another tradition that will not change is our commitment to the communities we serve. Each of our offices works to improve the way of life for the people in their area.

Loan quality remains a high focus in the banking industry. Again, our well-established system to monitor the loan portfolio and act accordingly performed well in 1997. One of the major keys to our success and performance this past year was the enhancement of the Bank's loan-to-deposit ratio without sacrificing underwriting or pricing standards. A number of product and program considerations have been identified to assist the Bank with this challenge. Loan growth in 1998 is expected to remain strong, especially in the Real Estate Mortgage area.

A major concern which will occupy much of our time for the coming year and 1999 is the Year 2000 (Y2K) issue. The Year 2000 poses some significant concerns about the potentially serious problems that could result for anything that uses or is run by a computer. Problems could exist not only on personal computers, but also with time clocks, passenger elevators, home furnaces, VCRs and much more. Our concern is not only for the computer systems we use daily, but also for our customers and their businesses, as well as the vendors from whom we order supplies. If these potential problems are not addressed, our day to day operations could be disrupted and cause us all to spend needless dollars to remedy the situation. It is important that we all look at our daily lives and operations to determine what may be affected by the Year 2000 dilemma.

At the same time we are making internal changes, outside forces are creating an atmosphere for success. Recent legislative developments and a loosening of federal regulations are encouraging signs. When you combine all of these factors and the healthy economy we are currently enjoying, the outlook for the Bancorp and its shareholders is very promising. We cannot think of a better time to be in this business.

We would like to express our appreciation for the constant input and support of the Board of Directors, Advisory Boards, our loyal employees, the cooperation of the communities we serve, and finally the continued confidence of our shareholders.


Joe E. Crossgrove                                        Charles E. Lugbill
President and Chief Executive Officer                    Chairman of the Board

DIRECTORS                               MAYNARD SAUDER                           MICHAEL D. CULLER
                                        President                                Asst. Vice President
CHARLES E. LUGBILL                      Sauder Woodworking Co.                   Chief Agri Finance Officer
Chairman of the Board
The Farmers & Merchants State           MERLE J. SHORT                           BARBARA J. BRITENRIKER
Bank                                    Farmer                                   Asst. Vice President
                                        President                                Comptroller & Chief Financial Officer
EUGENE D. BERNATH                       Promow, Inc.
Farmer                                                                           DIANN K. MEYER
                                        STEVEN J. WYSE                           Asst. Vice President
JERRY L. BOYERS                         President                                Personnel Officer
President                               Granite Industries
Edifice Construction Management                                                  KENT E. ROTH
                                          DIRECTOR EMERITUS                      Auditor
JOE E. CROSSGROVE                                                                Security Officer
President                               ELIAS H. FREY                            Bank Secrecy Officer
Chief Executive Officer                 KENNETH E. STAMM
The Farmers & Merchants State           ROBERT H. STOTZER                        MARILYN K. JOHNSON
Bank                                    ROBERT V. WHITMER                        Assistant Cashier
                                                                                 Compliance Officer and
ROBERT G. FREY                                                                   CRA Officer
President                               ARCHBOLD MAIN OFFICE
E. H. Frey & Sons, Inc.                                                          JUDITH A. WARNCKE
                                        CHARLES E. LUGBILL                       Asst. Cashier
LEE E. GRAFFICE                         Chairman of the Board                    Marketing Officer
President
Graffice Motor Sales                    JOE E. CROSSGROVE                        J. SCOTT MILLER
                                        President                                Asst. Cashier
JACK C. JOHNSON                         Chief Executive Officer                  Agri Finance Officer
President
Hawk's Clothing, Inc.                   MAYNARD SAUDER                           DEBRA J. KAUFFMAN
Partner                                 Vice President                           Asst. Cashier & Consumer
REJO Partnership                                                                 Lending Officer
                                        EUGENE D. BERNATH                        Asst. Corporate Secretary
DEAN E. MILLER                          Vice President
President                                                                        RICHARD D. ERNEST
MBC Holdings, Inc.                      EDWARD A. LEININGER                      Assistant Cashier
                                        Vice President                           Asset Recovery Officer
DALE L. NAFZIGER                        Commercial Loan Officer
Retired                                                                          JANE C. BRUNER
                                        REX D. RICE                              Assistant Cashier
HAROLD H. PLASSMAN                      Vice President                           Operations Supervisor
Attorney                                Chief Lending Officer
Plassman, Rupp, Hensal & Short                                                   JOYCE G. KINSMAN
                                        GEORGE JELEN                             Assistant Cashier
JAMES L. PROVOST                        Asst. Vice President                     Loan Review Officer
Retired                                 Mortgage Loan Officer
Dyer & Mc Dermott, Inc.                                                          SHAWN O. MCCUTCHEON
                                        RANDAL H. SCHROEDER                      Secretarial Supervisor
JAMES C. SANEHOLTZ                      Asst. Vice President
President                               Chief Operations Officer
Saneholtz-McKarns, Inc.


PHYLLIS MUNDAY                          GLORIA GUNN                              PATTI L. ROSEBROCK
Bookkeeping Supervisor                  Asst. Vice President                     Asst. Cashier
                                        Asst. Branch Manager                     Asst. Branch Manager
DIANNA J. WEBER
Teller Supervisor
                                        WAUSEON DOWNTOWN
                                        OFFICE                                   STRYKER ADVISORY
ARCHBOLD WOODLAND                                                                BOARD
OFFICE                                  CAROL J. ENGLAND
                                        Asst. Vice President                     FRED W. GRISIER
DEBORAH L. STONER                       Branch Manager                           Owner
Asst. Vice President                    Corporate Secretary                      Grisier Funeral Home
Branch Manager
                                        JEAN E. HORWATH                          RONALD R. ROBINSON
DIANE J. SWISHER                        Asst. Cashier                            Owner
Asst. Cashier                           Asst. Branch Manager                     R. Home Interiors
Asst. Branch Manager
                                                                                 RICHARD E. RAKER
                                        WAUSEON ADVISORY BOARD                   Owner
ARCHBOLD ADVISORY BOARD                                                          Raker Oil Company
                                        RICHARD L. ELROD
DEXTER L. BENECKE                       President                                STEVEN PLANSON
Vice President                          Mustang Corporation                      Farmer
Benecke Trucking, Inc.
Alex Products, Inc.                     WARREN A. KAHRS
                                        President                                WEST UNITY OFFICE
BRUCE C. LAUBER                         Kahrs Tractor Sales, Inc.
President                                                                        LEWIS D. HILKERT
Lauber Manufacturing Co.                JOSEPH H. KOLB                           Vice President
                                        Owner                                    Branch Manager
JO ELLEN HORNISH                        Kolb & Son
President                                                                        PATRICIA R. BURKHOLDER
Hornish Brothers, Inc.                  JULIAN GIOVARELLI                        Assistant Branch Manager
                                        President
ANTHONY J. RUPP                         Gio Sales, Inc.
President                                                                        WEST UNITY ADVISORY
Rupp Furniture Co.                      SANDRA K. BARBER                         BOARD
                                        Fulton County Recorder
GENE SCHAFFNER                          Chairman, Ohio Lottery Commission        ALVIN E. CAROTHERS
Farmer                                                                           Farmer
                                        DR. KENNETH H. KLING
GEORGE F. STOTZER                       Owner                                    BEN G. WESTFALL
Partner                                 Fulton County Vision Services            President
Stotzer Do-It Center                                                             Westfall Realty, Inc.

                                        STRYKER OFFICE                           WILLIAM W. HOLLINGSHEAD
WAUSEON SHOOP OFFICE                                                             Owner
                                        RONALD D. SHORT                          Hollingshead Mortuary
ALLEN G. LANTZ                          Asst. Vice President
Vice President                          Branch Manager                           TED W. MANEVAL
Branch Manager                                                                   Farmer



R. BURDELL COLON                        KEVIN L. GRAY                            GEORGE B. RINGS
President                               Assistant Cashier                        Pharmacist
Rup-Col., Inc.                          Assistant Branch Manager                 Rings Pharmacy


DELTA OFFICE                            BRYAN ADVISORY BOARD                     NAPOLEON OFFICE

CYNTHIA K. KNAUER                       W. PAUL TRODER                           STEPHEN E. JACKSON
Asst. Vice President                    President                                Asst. Vice President
Branch Manager                          Allied Moulded Products, Inc.            Branch Manager

BARRY N. GRAY                           RUSTY BRUNICARDI                         DIANA J. DENNIE
Assistant Cashier                       President                                Assistant Cashier
Asst. Branch Manager                    Chief Executive Officer                  Assistant Branch Manager
                                        Community Hospital of Williams
                                        Co., Inc.                                NAPOLEON ADVISORY BOARD
DELTA ADVISORY BOARD
                                        D. ROBERT SHAFFER                        BARBARA C. SCHIE
TERRY J. KAPER                          Farmer                                   Office Manager
Attorney                                                                         Fulton Anesthesia Associates,
Barber, Kaper, Stamm & Robinson         DR. C. NICHOLAS WALZ                     Inc.
                                        Partner
DONALD C. EICHER                        Williams County Family Medical           DAVID M. DAMMAN
Retired Grocer                          Center                                   Farm Drainage Contractor
                                                                                 Farmer
ROBERT E. GILDERS                       PAUL R. MANLEY
President                               Vice President Manufacturing             JAMES T. VAN POPPEL
GB Manufacturing                        Ohio Art Co.                             President
                                                                                 Van Poppel Corp.
EUGENE BURKHOLDER
President                               MONTPELIER OFFICE                        DENNIS L. MEYER
Falor Farm Center                                                                Realtor
                                        JOHN S. FEE                              Ed Rohrs Realty
AL KREUZ                                Asst. Vice President
Fulton County Commissioner              Branch Manager


BRYAN EAST HIGH OFFICE                  MONTPELIER ADVISORY
                                        BOARD
DAVID C. FRAZIER
Assistant Vice President                GREGORY D. SHOUP
Branch Manager                          President
                                        Peltcs Lumber Co., Inc.
CAROL L. CHURCH
Assistant Branch Manager                RICHARD S. DYE
                                        Vice President
                                        Dyco Manufacturing
SOUTHTOWNE OFFICE

MICHAEL T. SMITH                        ROBERT D. MERCER
Assistant Cashier                       President
Branch Manager                          Bob Mercer Realty and
                                        Auctions


                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS

                                December 31, 1997



                                                                  PAGE
Independent Auditors' Report                                        29

Consolidated Balance Sheets                                         30

Consolidated Statements of Income                                   31

Consolidated Statements of Changes in
   Shareholders' Equity                                             32

Consolidated Statements of Cash Flows                               33

Notes to Consolidated Financial Statements                     34 - 54

Supplementary Information:

     Independent Auditors' Report on
     Supplementary Information                                      55

     Five Year Summary of Consolidated
     Operations                                                     56

[KROUSE, KERN & CO., INC LETTERHEAD]

January 14, 1998



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                            INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of Farmers & Merchants Bancorp, Inc., Archbold, Ohio, and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and subsidiaries, as of December 31, 1997 and 1996, and the results of its consolidated operations and cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


                                                   /S/  KROUSE, KERN & CO., INC.
                                                        KROUSE, KERN & CO., INC.

                        FARMERS & MERCHANTS BANCORP, INC.

                           Consolidated Balance Sheets
                           December 31, 1997 and 1996



                                                             ASSETS
(In thousands)                                                                                   1997              1996
 ------------                                                                                -------------    -------------
Cash and due from banks.........................................................             $      16,213    $      15,871
Interest bearing deposits with banks............................................                       100              100
Federal funds sold..............................................................                     6,485                0
Investment securities at market value...........................................                    92,050          101,721
Loans, less allowance for loan losses of $5,850 for 1997 and $5,500
   for 1996.....................................................................                   398,151          368,900
Investment in leases............................................................                       492              319
Bank premises and equipment - net...............................................                     7,665            7,576
Accrued interest and other assets...............................................                     6,503            6,153
Deferred income tax charge......................................................                       614              809
                                                                                             -------------    -------------
TOTAL ASSETS                                                                                 $     528,273    $     501,449
                                                                                             =============    =============
                                              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
       Demand...................................................................             $      51,163    $      50,019
       NOW accounts.............................................................                    48,264           37,795
       Savings..................................................................                    87,923           94,768
       Time....................................................................                    273,948          255,795
                                                                                             -------------    -------------
                  Total Deposits                                                                   461,298          438,377
Federal funds purchased.........................................................                         0            2,790
Securities sold under agreement to repurchase...................................                     2,598            3,973
Other borrowings................................................................                    11,292            8,998
Dividend payable................................................................                       650              520
Accrued interest and other liabilities..........................................                     3,591            3,410
                                                                                             -------------    -------------
                  Total Liabilities                                                                479,429          458,068
                                                                                             -------------    -------------
SHAREHOLDERS' EQUITY:
     Common stock, no par value - authorized 1,500,000 shares; issued
       1,300,000 shares.........................................................                    12,677           12,677
     Undivided profits..........................................................                    35,165           30,013
     Net unrealized gain on securities available for sale (net of tax effect
       $515 in 1997 and $357 in 1996)...........................................                     1,002              691
                                                                                             -------------    -------------
                  Total Shareholders' Equity                                                        48,844           43,381
                                                                                             -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $     528,273    $     501,449
                                                                                             =============    =============

See Accompanying Notes to Consolidated
Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

                        Consolidated Statements of Income
              for the years ended December 31, 1997, 1996 and 1995



(In thousands except for per share amounts)
INTEREST INCOME:                                                                1997             1996              1995
                                                                           -------------     -------------    -------------
     Interest and fees on loans...............................             $      34,229     $      32,339    $      29,554
     Interest on Investment Securities:
         U. S. Treasury securities............................                     1,507             1,493            1,040
         Securities of U. S. Government agencies..............                     2,045             2,095            1,531
         Obligations of states and political sub-divisions....                     1,234             1,220            1,124
         Obligations of domestic corporations.................                       719               707              362
     Interest on federal funds................................                       211               357              470
     Interest on deposits in banks............................                         5                 7                3
     Dividends................................................                       166               150              137
     Lease finance revenues...................................                        42                14                7
                                                                           -------------     -------------    -------------
                  Total Interest Income                                           40,158            38,382           34,228
                                                                           -------------     -------------    -------------
INTEREST EXPENSE:
     Interest on deposits.....................................                    20,276            19,943           16,741
     Interest on borrowed funds...............................                       863               962            1,008
                                                                           -------------     -------------    -------------
                  Total Interest Expense                                          21,139            20,905           17,749
                                                                           -------------     -------------    -------------
                  Net Interest Income                                             19,019            17,477           16,479
PROVISION FOR LOAN LOSSES........................................                  1,111             1,068              385
                                                                           -------------     -------------    -------------
                  Net Interest Income After Provision for
                    Loan Losses                                                   17,908            16,409           16,094
                                                                           -------------     -------------    -------------
OTHER INCOME:
     Service charges on deposit accounts......................                     1,152             1,097            1,012
     Other service charges and fees...........................                     1,787             1,275            1,034
     Net securities gains.....................................                        (4)                5               72
                                                                           -------------     -------------    -------------
                                                                                   2,935             2,377            2,118
                                                                           -------------     -------------    -------------
OTHER EXPENSES:
     Salaries and wages.......................................                     4,404             4,849            4,529
     Pension and other employee benefits......................                     1,206             1,172              989
     Occupancy expense (net)..................................                       481               498              453
     Furniture and equipment expense..........................                       722               788              692
     Other operating expenses.................................                     4,218             3,684            4,049
                                                                           -------------     -------------    -------------
                                                                                  11,031            10,991           10,712
                                                                           -------------     -------------    -------------
INCOME BEFORE FEDERAL INCOME TAX                                                   9,812             7,795            7,500
FEDERAL INCOME TAXES.............................................                  3,035             2,312            2,203
                                                                           -------------     -------------    -------------
NET INCOME                                                                 $       6,777     $       5,483    $       5,297
                                                                           =============     =============    =============
Net income per share:
     Net income before securities gains..........................          $        5.22     $        4.21    $        4.02
     Net securities gains........................................                    .00               .01              .05
                                                                           -------------     -------------    -------------
NET INCOME PER SHARE                                                       $        5.22     $        4.22    $        4.07
                                                                           =============     =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING                                            1,300,000         1,300,000        1,300,000
                                                                           =============     =============    =============

See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

                      Consolidated Statements of Changes in
                    Shareholders' Equity for the years ended
                        December 31, 1997, 1996 and 1995



                                                                                                               Net Unrealized
                                                                                                               Gain (Loss) on
                                                                             Common           Undivided         Available for
(In thousands)                                                                Stock             Profits        Sale Securities
 ------------                                                              -------------     -------------   -----------------
BALANCE AT DECEMBER 31, 1994..................................             $      12,677     $      22,158      $         (249)
     Net income for 1995......................................                         0             5,297                   0
     Unrealized gains on securities classified as Available
       for Sale (net of tax effect of $599)...................                         0                 0               1,168
     Cash dividends ($1.10 per share).........................                         0            (1,430)                  0
                                                                           -------------     -------------      --------------

BALANCE AT DECEMBER 31, 1995                                                      12,677            26,025                 919
     Net income for 1996......................................                         0             5,483                   0
     Unrealized gains on securities classified as Available
       for Sale (net of tax effect of ($115)).................                         0                 0                (228)
     Cash dividends ($1.15 per share).........................                         0            (1,495)                  0
                                                                           -------------     -------------      --------------

BALANCE AT DECEMBER 31, 1996..................................                    12,677            30,013                 691
     Net income for 1997......................................                         0             6,777                   0
     Unrealized gains on securities classified as Available
       for Sale (net of tax effect of $157)...................                         0                 0                 311
     Cash dividends ($1.25 per share).........................                         0            (1,625)                  0
                                                                           -------------     -------------      --------------

BALANCE AT DECEMBER 31, 1997                                               $      12,677     $      35,165      $        1,002
                                                                           =============     =============      ==============


See Accompanying Notes to Consolidated
Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

                      Consolidated Statements of Cash Flows
              for the years ended December 31, 1997, 1996 and 1995



(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                           1997              1996             1995
                                                                           -------------     -------------    -------------
     Net income...................................................           $     6,777      $      5,483     $      5,297
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
         Depreciation and amortization............................                   700               798              689
         Premium amortization.....................................                   470               582              737
         Discount amortization....................................                  (155)             (196)            (128)
         Provision for loan losses................................                 1,111             1,068              385
         Provision for deferred income taxes......................                    43               266              241
         (Gain) loss on sale of fixed assets......................                     0                (1)              20
         (Gain) loss on sale of investment securities.............                     4                (5)             (72)
     Changes in Operating Assets and Liabilities:
         Accrued interest receivable and other assets.............                  (350)             (373)          (1,299)
         Accrued interest payable and other liabilities...........                   181               162              836
                                                                             -----------      ------------     ------------
                  Net Cash Provided by Operating Activities                        8,781             7,784            6,706
                                                                             -----------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.........................................                  (789)           (1,176)          (1,654)
     Proceeds from sale of fixed assets...........................                     0                 1                4
     Proceeds from maturities of investment securities:
         Held to Maturity.........................................                     0                 0           20,450
         Available for Sale.......................................                23,546            30,890           12,278
     Proceeds from sale of investment securities:
         Available for Sale.......................................                10,363               255            1,997
     Purchase of investment securities:
         Held to Maturity.........................................                     0                 0           (8,040)
         Available for Sale.......................................               (24,093)          (48,874)         (32,556)
     Net increase in loans........................................               (30,362)          (30,354)         (38,477)
     Net increase in leases.......................................                  (173)             (257)              (3)
                                                                             -----------      ------------     ------------
                  Net Cash Used by Investing Activities                          (21,508)          (49,515)         (46,001)
                                                                             -----------      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits.....................................                22,921            34,387           59,595
     Net change in short term borrowings..........................                (4,165)             (156)          (7,479)
     Increase in long-term borrowings.............................                 3,000                 0              400
     Payments on long-term borrowings.............................                  (707)             (665)            (612)
     Payments of dividends........................................                (1,495)           (1,625)          (1,300)
                                                                             -----------      ------------     ------------
                  Net Cash Provided by Financing Activities                       19,554            31,941           50,604
                                                                             -----------      ------------     ------------
Net change in cash and cash equivalents                                            6,827            (9,790)          11,309
Cash and cash equivalents at beginning of the year................                15,971            25,761           14,452
                                                                             -----------      ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                                 $    22,798      $     15,971     $     25,761
                                                                             ===========      ============     ============
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
     Cash and cash due from banks.................................           $    16,213      $     15,871     $     14,951
     Interest bearing deposits....................................                   100               100              100
     Federal funds sold...........................................                 6,485                 0           10,710
                                                                             -----------      ------------     ------------
                                                                             $    22,798      $     15,971     $     25,761
                                                                             ===========      ============     ============

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

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
                    (Continued)

                           INVESTMENT SECURITIES: (Continued)

                           In accordance with a provision provided by the Financial Accounting Standards Board, The Farmers & Merchants State Bank elected to reclassify any investment securities classified as Held to Maturity to Available for Sale during 1995. The effect of this reclassification was to increase the net unrealized gain on securities Available for Sale by $562 thousand net of a tax effect of $289 thousand.

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

                           MORTGAGE SERVICING RIGHTS:

                           The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65." FAS 122 states that "a mortgage banking enterprise that purchases or originates mortgage loans with a definitive plan to sell or securitize those loans and retain the mortgage servicing rights shall allocate the cost of the mortgage loans based on the relative fair values at the date of purchase or origination." The Bank adopted FAS 122 effective January 1, 1996 and uses the present value of expected future cash flows in determining fair values.

 NOTE 1.          SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
                    (Continued)

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

                           PREMIUM RESERVES AND BENEFIT LIABILITIES:

                           Liabilities for unreported claims are calculated from runoff experience. Liabilities for future reserves are based on the 1964 CDT at 3%.

                           Mortality reserves for life insurance contracts are determined using the 1958 CET 3.5% net level reserve method. Premium reserves for the accident and health policies are determined by the mean Prorata and rule of 78's.

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
                    (Continued)

                           FAIR VALUE OF FINANCIAL INSTRUMENTS:

                           FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value information about financial instruments, both assets and liabilities, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

NOTE 2.           CASH AND FEDERAL FUNDS SOLD

                  Banks are required to maintain reserve funds in vault cash and/or on deposit with the Federal Reserve Bank. The aggregate reserves required at December 31, 1997 were $3.7 million.

NOTE 3.  INVESTMENT SECURITIES

                  The amortized cost and estimated market values of investments in securities as of December 31, 1997 and 1996 are detailed below. Fair market values are based on quoted market prices or dealer quotes.



                                                                                      1997
                                                      ------------------------------------------------------------------
                                                          Gross               Gross             Gross          Gross
                                                        Amortized           Unrealized        Unrealized       Market
                  (In thousands)                           Cost              Gains             Losses          Value
                   ------------                        -----------       -------------    -------------     -----------
                  Available for Sale:
                      U.S. Treasury                   $     22,200       $         195      $        22   $      22,373
                      U.S. Government
                         Agency                             22,100                 224                2          22,322
                      Mortgage-Backed                        9,033                  24               66           8,991
                      State and political
                         subdivisions                       24,499               1,127                9          25,617
                      Obligation of
                         domestic
                         corporations                       10,282                  48                3          10,327
                      Stocks of domestic
                         corporations                           20                   0                0              20
                      Federal Home Loan Bank
                         stock (restricted)                  2,400                   0                0           2,400
                                                       -----------       -------------    -------------     -----------

                                                       $    90,534       $       1,618    $         102     $    92,050
                                                       ===========       =============    =============     ===========

                                                                                      1996
                                                      -----------------------------------------------------------------
                                                          Gross          Gross            Gross               Gross
                                                        Amortized      Unrealized       Unrealized            Market
                  (In thousands)                          Cost           Gains            Losses              Value
                   ------------                        -----------       -------------    -------------     -----------
                  Available for Sale:
                      U.S. Treasury                    $    27,743       $         109    $          25     $    27,827
                      U.S. Government
                         Agency                             23,825                 193              108          23,910
                      Mortgage-Backed                        9,023                  31               68           8,986
                      State and political
                         subdivisions                       20,865                 827               14          21,678
                      Obligation of
                         domestic
                         corporations                       16,961                 126               22          17,065
                      Stocks of domestic
                         corporations                           20                   0                0              20
                      Federal Home Loan Bank
                         stock (restricted)                  2,235                   0                0           2,235
                                                       -----------       -------------    -------------     -----------

                                                       $   100,672       $       1,286    $         237     $   101,721
                                                       ===========       =============    =============     ===========

                  The Federal Home Loan Bank stock is held as collateral security for all indebtedness of The Farmers & Merchants State Bank to the Federal Home Loan Bank.

                  The gross realized gains and losses for the years ended December 31, are presented below:



                  (In thousands)
                   ------------
                  Gross Realized Gains:                        1997             1996              1995
                                                          -------------    -------------     -------------
                    Available for Sale:
                      State and political subdivisions                6                5               105
                                                          -------------    -------------     -------------

                                                                      6                5               105
                                                          -------------    -------------     -------------
                  Gross Realized Losses:
                    Available for Sale:
                      U.S. Treasury and agency
                         securities                                  10                0                33
                                                          -------------    -------------     -------------

                  Net Realized Gains (Loss)                          (4)   $           5     $          72
                                                          =============    =============     =============

                  Gross proceeds from sale of
                    Available for Sale securities         $      10,363    $         255     $       1,997
                                                          =============    =============     =============




                  The amortized cost and estimated market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                               Investment Securities
                                                                                Available for Sale
                                                                       -----------------------------------
                                                                                                 Market
                  (In thousands)                                         Amortized Cost          Value
                   ------------                                          --------------        -----------
                  Within one year                                          $    15,806         $    15,831
                  From one through five years                                   56,405              57,005
                  From five through ten years                                    6,149               6,351
                  After ten years                                                9,754              10,443
                                                                           -----------         -----------

                  Total                                                    $    88,114         $    89,630
                                                                           ===========         ===========


                  Investments with a carrying value of $61.6 million and $62.2 million at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

NOTE 4.           LOANS

                  Loans at December 31, 1997 and 1996 are summarized below:


                  (In thousands)                                                1997              1996
                   ------------                                            -------------     -------------
                  Real estate                                              $     205,626     $     195,043
                  Commercial and industrial                                       65,633            67,763
                  Agricultural (excluding real estate)                            44,939            41,195
                  Consumer and other loans                                        75,767            63,199
                  Commercial paper  7,837                                          3,959             3,959
                  Industrial Development Bonds                                     4,511             3,670
                                                                           -------------     -------------
                                                                                 404,313           374,829
                  Less: Deferred loan fees and costs                                (312)             (429)
                                                                           -------------     -------------
                                                                                 404,001           374,400
                  Less: Allowance for loan losses                                 (5,850)           (5,500)
                                                                           -------------     -------------

                  Loans - Net                                              $     398,151     $     368,900
                                                                           =============     =============


                  $44.1 million in one to four family residential mortgage loans have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

                  Senior officers and directors and their affiliated companies were indebted to the Bank in the aggregate of $6.1 and $12.4 million at December 31, 1997 and 1996, respectively. All such loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable loan transactions with other persons. Loans made during 1997 were $16.4 million and repayments were $22.7 million. In the opinion of management, these loans do not involve more than normal risk of collectibility or possess other unfavorable features.

                  The following schedule details past due and nonaccrual loans:


                                                          Past Due           Past Due
                                                      30 to 89 Days      90 Days or More
                  (In thousands)                      Still Accruing       Still Accruing      Nonaccrual
                   ------------                       --------------       --------------      ----------
                  Real estate                          $        2,653      $         167       $       444
                  Commercial and industrial                     2,506              1,091             1,575
                  Agricultural (excluding real
                    estate)                                       750                  0               816
                  Consumer and other loans                      2,227                138                55

NOTE 5.  ALLOWANCE FOR POSSIBLE LOAN LOSSES


                  An analysis of the allowance for loan losses is as follows:


                  (In thousands)                               1997             1996              1995
                   ------------                           -------------    -------------     -------------
                  Balance at beginning of year            $       5,500    $       5,500     $       5,500
                  Provision charged to operating
                    expenses                                      1,111            1,068               385
                  Loans charged-off                              (1,531)          (1,711)           (1,479)
                  Recoveries                                        770              643             1,094
                                                          -------------    -------------     -------------

                  Balance at End of Year                  $       5,850    $       5,500     $       5,500
                                                          =============    =============     =============


                  At December 31, 1997 and 1996, the recorded investment in loans considered impaired was $7.170 million and $3.489 million, respectively. Of the $7.170 million and $3.489 million for 1997 and 1996, respectively that were considered impaired, $2.9 million and $1.5 million, respectively required the establishment of an allocated reserve.

                  Average investment in impaired loans for 1997 was $3.190 million and $3.492 million for 1996. The Bank stops accruing interest income when a loan is deemed to be impaired, and recognizes interest income when the interest income is actually received. Interest income recognized on impaired loans during 1997 and 1996 was $402 thousand and $354 thousand, respectively.

                  The allowance for loan losses for federal income tax purposes was $843 thousand for 1997, 1996 and 1995.

NOTE 6.           BANKING PREMISES AND EQUIPMENT

                  The major categories of banking premises and equipment and accumulated depreciation at December 31, 1997 and 1996 are summarized below:


                  (In thousands)                                                1997              1996
                   ------------                                            -------------     -------------
                  Land                                                     $       1,472     $       1,228
                  Buildings                                                        7,398             7,138
                  Furnishings                                                      4,605             4,332
                                                                           -------------     -------------
                                                                                  13,475            12,698
                  Less: Accumulated depreciation                                  (5,810)           (5,122)
                                                                           -------------     -------------

                  Banking Premises and Equipment - Net                     $       7,665     $       7,576
                                                                           =============     =============


                  Depreciation charged to operating expenses was $700, $798 and $689 thousand for 1997, 1996 and 1995, respectively.

NOTE 7.           DEPOSITS

                  Time deposits at December 31, 1997 and 1996 were comprised of the following:


                  (In thousands)                                                1997              1996
                   ------------                                            -------------     -------------
                  Time deposits under $100,000                             $     216,185     $     199,934
                  Time deposits of $100,000 or more                               57,763            55,861
                                                                           -------------     -------------

                                                                           $     273,948     $     255,795
                                                                           =============     =============


                  The aggregate amount of maturities for each of the five following years for time deposits having a remaining term of more than one year follows:

                                    1998                                   $     137,874
                                    1999                                         115,754
                                    2000                                          16,634
                                    2001                                           1,710
                                    2002                                           1,292

                  The aggregate amount of demand deposits reclassified as loan balances as of December 31, 1997 and 1996 were $92 thousand and $429 thousand, respectively.

                  Deposits to related parties as of December 31, 1997 amounted to $5.8 million.

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 8.           REPURCHASE AGREEMENTS

                  The maximum amount of repurchase agreements outstanding at the end of any given month during 1997 was $4.949 million with an average outstanding balance for 1997 of $2.990 million determined on a daily average basis. Accrued interest payable on repurchase agreements as of December 31, 1997 was $75 thousand. Securities underlying the agreements were under the Bank's control.

NOTE 9.           OTHER BORROWINGS

                  Other borrowings consisted of the following at December 31, 1997 and 1996:



                  (In thousands)                                                1997             1996
                   ------------                                            -------------     -------------
                  Federal Home Loan Bank, various loans due in
                    monthly installments of $105 thousand plus
                    an annual payment of $300 thousand including
                    interest at varying rates from 5.40% to
                    6.75%. Notes are secured by a blanket lien
                    on 100% of the Bank's one to four family
                    residential mortgage loan portfolio.                   $      11,292     $       8,998
                                                                           =============     =============

                  The following is a schedule by years of future minimum principal payments:


                                    Year Ended                               Principal
                                    December 31                              Payments
                                    -----------                              ---------
                                    1998                                   $       1,052
                                    1999                                           1,101
                                    2000                                           1,153
                                    2001                                           1,208
                                    2002                                           1,267
                                    Thereafter                                     5,511

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 10.          FEDERAL INCOME TAXES

                  Federal income tax costs for the years 1997, 1996 and 1995 were $3.035, $2.312 and $2.203 million, respectively. The actual tax results for the three years differ from tax computed at the maximum statutory rate as follows:


                  (In thousands)                              1997             1996              1995
                   ------------                           -------------    -------------     -------------
                  Tax at maximum statutory rate           $       3,354    $       2,650     $       2,511
                  Tax effect of:
                     Tax exempt interest                           (384)            (406)             (354)
                     Costs attributable to tax exempt
                        interest                                     63               59                47
                     Other items, net                                 2                9                (1)
                                                          -------------    -------------     -------------

                  Federal Income Tax Cost                 $       3,035    $       2,312     $       2,203
                                                          =============    =============     =============

                  The provision for federal income taxes is comprised of the following components:


                  (In thousands)                              1997             1996              1995
                   ------------                           -------------    -------------     -------------
                  Currently payable                       $       3,003    $       2,045     $       1,967
                                                          -------------    -------------     -------------

                  Other                                               0                0                (6)
                                                          -------------    -------------     -------------

                  Deferred:
                      Stock dividend                                 56               51                46
                      Provision for loan losses                    (118)               0                70
                      Accreted discount on securities                (6)              54                22
                      Real estate and installment loan
                         fees and costs                             100              162                52
                      Retirement plan costs                           0                0                52
                                                          -------------    -------------     -------------

                                                                     32              267               242
                                                          -------------    -------------     -------------

                  Total Provisions                        $       3,035    $       2,312     $       2,203
                                                          =============    =============     =============

                  The timing differences between financial reporting and tax reporting resulted in a deferred charge of $614 thousand and $809 thousand as of December 31, 1997 and 1996, respectively. The deferred charge for income tax costs is included in the asset section of the balance sheets.

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 11.          RETIREMENT INCOME PLAN

                  The Bank has established a 401(k) profit sharing plan which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition the Bank may make a discretionary contribution from time to time as is deemed advisable. A participant is 100% vested in the participant's deferral contributions and employer matching contributions. A seven year vesting schedule applies to employer discretionary contributions.

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

                  Pension expense for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution was $315 thousand, $267 thousand and $202 thousand for 1997, 1996 and 1995, respectively.

                  During 1995 the Bank had a defined benefit retirement plan in place. The plan was terminated in 1996 and all assets were transferred to the 401(k) profit sharing plan. Pension expense for 1995 under the defined benefit plan amounted to $38 thousand.

NOTE 12.          COMMITMENTS AND CONTINGENT LIABILITIES

                  The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1997 is as follows:


                                                                             Notational
                  (In thousands)                                               Amount
                   ------------                                            ------------
                  Commitments to extend credit                             $     62,486
                  Credit card arrangements                                        9,619
                  Standby letters of credit                                       2,299

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 12.          COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

                  Commitments as of December 31, 1997 to lend at fixed and variable rates amounted to $9.6 million and $64.8 million, respectively.

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

                  As of December 31, 1997, the company had on deposit with financial institutions $128 thousand in excess of FDIC insurable limits.

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

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 14.          REGULATORY CAPITAL REQUIREMENTS (Continued)

                  A comparison of the Bank's capital as of December 31, 1997 with the minimum requirement is presented below:


                                                                                                     Minimum
                  (In thousands)                                                      Actual       Requirements
                                                                                      ------       ------------
                  Tier 1 Risk-based Capital                                            9.58%             4.00%
                  Total Risk-based Capital                                            13.44%             8.00%
                  Leverage Ratio                                                       7.06%             4.00%

                  According to regulatory guidelines, the Bank is considered to be "well capitalized".

                  The Bank is restricted as to the amount of dividends which can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $2.3 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

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

NOTE 15.          SUPPLEMENTAL CASH FLOW INFORMATION

                  Cash paid during the year for:

                  (In thousands)                               1997             1996              1995
                   ------------                           -------------    -------------     -------------
                  Interest (net of amount
                    capitalized)                          $      21,136    $      20,969     $      17,166
                  Income taxes                            $       2,652    $       2,128     $       2,359

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1997 and 1996 are reflected below:

                                                            1997                          1996
                                                 --------------------------     --------------------------
                                                      Book           Fair           Book            Fair
                  (In thousands)                     Value          Value           Value          Value
                                                     -----          -----           -----          -----
                  Financial Assets:
                      Cash                       $    16,313    $    16,313     $   15,971     $    15,971
                      Federal funds sold               6,485          6,485              0               0
                      Investment Securities:
                           Available for sale         92,050         92,050        101,721         101,721
                      Net loans                      398,151        406,323        368,900         376,206

                  Financial Liabilities:
                      Deposits                   $   461,298    $   462,967     $  438,377     $   439,349
                      Short-term borrowing:
                           Federal funds
                             purchased                     0              0          2,790           2,790
                           Securities sold
                             under agreement
                             to repurchase             2,598          2,598          3,973           3,973
                      Other borrowing                 11,292         11,642          8,998           8,654

                  Off-Balance Sheet Financial Instruments:
                      Commitments to
                         extend credit           $    62,486    $    62,486     $   49,480     $    49,480
                      Credit card
                         arrangements                  9,619          9,619          7,726           7,726
                      Standby letters of
                         credit                        2,299          2,299          2,245           2,245

                  The following assumptions and methods were used in estimating the fair value for financial instruments:

                           CASH AND SHORT-TERM INVESTMENTS:

                           For cash on hand and in banks, as well as, federal funds sold, the carrying amount is a reasonable estimate of fair value.

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 17. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
         FINANCIAL INFORMATION


                                                  BALANCE SHEETS
                  (In thousands)                                                1997              1996
                   ------------                                            -------------     -------------
                  ASSETS:
                    Cash                                                   $         816     $         254
                    Related party receivables:
                         Dividends                                                   650               520
                         Note receivable                                          10,000            10,000
                    Income tax receivable                                              0                12
                    Investment in subsidiaries                                    38,207            33,115
                                                                           -------------     -------------
                  TOTAL ASSETS                                             $      49,673     $      43,901
                                                                           =============     =============
                  LIABILITIES:
                      Accrued expenses                                     $         179     $           0
                      Dividends payable                                              650               520
                                                                           -------------     -------------
                         Total Liabilities                                           829               520
                                                                           -------------     -------------
                  SHAREHOLDERS' EQUITY:
                    Common stock, no par value -
                      authorized 1,500,000 shares;
                      issued 1,300,000 shares                                     12,677            12,677
                    Undivided profits                                             35,165            30,013
                    Unrealized gain on securities
                      classified as Available for
                      Sale (net of tax effect of
                      $510 for 1997 and $357 for
                      1996)                                                        1,002               691
                                                                           -------------     -------------

                                                                                  48,844            43,381
                                                                           -------------     -------------

                  LIABILITIES AND SHAREHOLDERS'
                    EQUITY                                                 $      49,673     $      43,901
                                                                           =============     =============

NOTE 17.          FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
                    FINANCIAL INFORMATION (Continued)

                             STATEMENTS OF INCOME


                  (In thousands)                                       1997             1996              1995
                   ------------                                   --------------    -------------    --------------
                  INCOME:
                      Equity in net income of subsidiaries        $        6,406    $       5,510    $        5,117
                      Interest income                                        600                0                 0
                                                                  --------------    -------------    --------------

                                                                           7,006            5,510             5,117
                                                                  --------------    -------------    --------------

                  EXPENSES:
                      Miscellaneous                                           16               17                13
                      Professional fees                                       15               15                16
                      Supplies                                                 6                8                 4
                      Taxes                                                    1                1                 1
                                                                  --------------    -------------    --------------

                                                                              38               41                34
                                                                  --------------    -------------    --------------


                  INCOME BEFORE INCOME TAXES                               6,968            5,469             5,083

                  INCOME TAXES (BENEFITS)                                    191              (14)              (12)
                                                                  --------------    -------------    --------------

                  NET INCOME                                      $        6,777    $       5,483    $        5,095
                                                                  ==============    =============    ==============

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 17.          FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
                    FINANCIAL INFORMATION (Continued)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                             Net Unrealized
                                                                                             Gain (Loss) on
                                                                Common        Undivided       Available for
                  (In thousands)                                  Stock         Profits      Sale Securities
                   -------------                                -----------  -------------   ---------------
                  BALANCE at December 31, 1994                  $    12,677   $     22,360      $       (248)
                      Net income for 1995                                 0          5,095                 0
                      Unrealized losses on securities
                         classified as Available for Sale
                         (net of tax effect of $599)                      0              0             1,167
                      Dividends ($1.10 per share)                         0         (1,430)                0
                                                                -----------   ------------      ------------

                  BALANCE at December 31, 1995                       12,677         26,025               919
                      Net income for 1996                                 0          5,483                 0
                      Unrealized losses on securities
                         classified as Available for Sale
                         (net of tax effect of ($115))                    0              0              (228)
                      Dividends ($1.15 per share)                         0         (1,495)                0
                                                                -----------   ------------      ------------

                  BALANCE at December 31, 1996                       12,677         30,013               691
                      Net income for 1997                                 0          6,777                 0
                      Unrealized losses on securities
                         classified as Available for Sale
                         (net of tax effect of $153)                      0              0               311
                      Dividends ($1.25 per share)                         0         (1,625)                0
                                                                -----------     ----------     -------------

                  BALANCE AT DECEMBER 31, 1997                  $    12,677   $     35,165      $      1,002
                                                                ===========   ============      ============

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 17.          FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
                    FINANCIAL INFORMATION (Continued)

                           STATEMENTS OF CASH FLOWS


                  (In thousands)                                      1997             1996              1995
                   ------------                                 ----------------  ---------------   ----------------
                  CASH FLOWS FROM OPERATING
                    ACTIVITIES:
                      Net income                                $          6,777  $         5,483   $         5,095
                      Adjustments to Reconcile Net
                         Income to Net Cash Provided
                         by Operating Activities:
                           Equity in undistributed net
                             income of subsidiaries                       (4,910)           6,316            (3,819)
                      Changes in Operating Assets and
                         Liabilities:
                           Income tax receivable                             190               10               (13)
                                                                ----------------  ---------------   ---------------

                      Net Cash Provided by Operating
                         Activities                                        2,057           11,809             1,263
                                                                ----------------  ---------------  ----------------

                  CASH FLOWS FROM INVESTING
                    ACTIVITIES:
                      (Loan) to repayment by
                         subsidiary                                            0          (10,000)                0
                                                                ----------------  ---------------  ----------------

                  CASH FLOWS FROM FINANCING
                    ACTIVITIES:
                      Payment of dividends                                (1,495)          (1,625)           (1,300)
                                                                ----------------  ---------------  ----------------

                  Net increase (decrease) in cash and
                    cash equivalents                                         562              184               (37)

                  Cash and cash equivalents - beginning
                    of year                                                  254               70               107
                                                                ----------------  ---------------  ----------------

                  CASH AND CASH EQUIVALENTS --
                    END OF YEAR                                 $            816  $           254  $             70
                                                                ================  ===============  ================


                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 18.          STOCK SPLIT

                  On June 28, 1996, the Board of Directors authorized a five-for-one stock split, thereby increasing the total number of shares authorized to 1.5 million and the total number of shares issued and outstanding to 1.3 million. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

                    [KROUSE, KERN & CO., INC. LETTERHEAD]

January 14, 1998



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                         INDEPENDENT AUDITORS' REPORT ON
                            SUPPLEMENTARY INFORMATION

Our report on our audits of the basic financial statements of Farmers & Merchants Bancorp, Inc., Archbold, Ohio, and its wholly-owned subsidiaries, The Farmers & Merchants State Bank and Farmers & Merchants Life Insurance Company for the years ended December 31, 1997 and 1996, appears on page 1. The examination was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The five year summary of operations is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                             /S/ KROUSE, KERN & CO., INC.
                                                 KROUSE, KERN & CO., INC.

                        FARMERS & MERCHANTS BANCORP, INC.

                  Five Year Summary of Consolidated Operations



(In thousands except for per share                 1997              1996             1995             1994           1993
 ---------------------------------             -------------     ------------     -------------    -----------     -----------
   amounts)
   -------
Summary of Income:
    Interest income                            $      40,158     $     38,382     $      34,228    $    27,779     $    26,650
    Interest expense                                  21,139           20,905            17,749         12,561          12,424
                                               -------------     ------------     -------------    -----------     -----------

        Net Interest Income                           19,019           17,477            16,479         15,218          14,226

    Provision for loan losses                          1,111            1,068               385            564             908
                                               -------------     ------------     -------------    -----------     -----------

    Net interest income after
       provision for loan losses                      17,908           16,409            16,094         14,654          13,318
    Other income (expense)                            (8,096)          (8,614)           (8,594)        (7,939)         (7,617)
                                               -------------     ------------     -------------    -----------     -----------

    Earnings before federal
       income taxes                                    9,812            7,795             7,500          6,715           5,701
    Income taxes                                       3,035            2,312             2,203          1,749           1,394
                                               -------------     ------------     -------------    -----------     -----------

    Net income                                 $       6,777     $      5,483     $       5,297    $     4,966     $     4,307
                                               =============     ============     =============    ===========     ===========

    Per Share of Common Stock:
       Earnings per common share
        outstanding:
        (Based on the weighted average
        number of shares outstanding)
        (All per share amounts have
        been retroactively restated to
        reflect 5 for 1 stock split in
        1996)
             Net income                        $          5.22   $       4.22     $        4.07    $      3.82     $     3.31
             Dividends                                    1.25           1.15              1.10           1.00           1.00
             Weighted average number
               of shares outstanding                 1,300,000      1,300,000         1,300,000      1,300,000       1,300,000

Year-end assets                                $       528,273   $    501,449     $     464,090    $   406,186     $   371,913
Average assets                                         510,163        482,770           430,304        387,440         362,244
Year-end equity capital                                 48,844         43,381            39,621         34,586          31,169
Average equity capital                                  46,548         41,501            38,034         32,838          30,025


See Independent Auditors' Report
on Supplementary Information.

                      FARMERS & MERCHANTS BANCORP, INC.

                     Trading Market for the Company's Stock



The Company's stock is not actively traded on any exchange. The range and sales prices, based upon information that the company has been made aware, are listed below:


                                                                                        Stock Prices
                                                                     -------------------------------------------------
                                                                     Quarter              Low                  High
                                                                     -------              ---                  ----
1997-- by quarter                                                      1st              $   40.00            $   45.00
                                                                       2nd                  55.00                72.00
                                                                       3rd                  72.00                72.00
                                                                       4th                  65.00                70.00

1996-- by quarter (after retroactive                                   1st              $   32.00            $   35.00
              restatement for 5 for 1 stock                            2nd                  35.00                35.00
              split in 1996)                                           3rd                  40.00                40.00
                                                                       4th                  40.00                40.00

Dividends declared on a quarterly basis for the last two fiscal years:

                                                                     Quarter              1997                 1996
                                                                     -------            ----------           ---------
Dividends declared per share (after retroactive
     restatement for 5 for 1 stock split in 1996)
        By quarter                                                     1st                $   .25               $  .25
                                                                       2nd                    .25                  .25
                                                                       3rd                    .25                  .25
                                                                       4th                    .50                  .40

                      FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Farmers & Merchants Bancorp, Inc. reported consolidated earnings of $6.777 million for 1997 representing an increase of almost $1.3 million over the $5.5 million for 1996, a 23.6% increase. This increase was primarily the result of an increase in interest income from loans.

Consolidated assets grew by $26.8 million in 1997 to a record $528 million from consolidated assets of $501 million for 1996. This represents a 5.3% percent increase. As was the case for 1996's increase, the increase for 1997 was due almost entirely to an increase in lending activity. As a result of the continued growth in the loan portfolio, management is of the opinion that a modest increase in the loan loss reserve of $350 thousand to $5.85 million is appropriate to cover potential loan losses.

The return on average assets and average shareholders' equity for 1997 was 1.33% and 14.56%, respectively. These returns compare to 1.14% average return on assets and 13.21% average return on shareholders' equity for 1996.

LIQUIDITY

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis are among management's top priorities. This is accomplished by investing in assets such as U.S. Government, U.S. Agency, Municipal, and Corporate investment securities and Commercial Paper which can be converted to cash in a timely manner, as well as maintaining appropriate levels of cash. The average aggregate balance of these assets was $100 million for 1997 representing 19.3% of total average assets.

CAPITAL RESOURCES

Shareholders' equity was $48.8 million at December 31, 1997 compared to $43.4 million for 1996. The company continues to have a strong capital base and its bank subsidiary The Farmers & Merchants State Bank continues to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 1997, The Farmers & Merchants State Bank had a total risk-based capital ratio of 13.4% and a 9.6% core capital to risk-based asset ratio which are well in excess of regulatory guidelines. The bank's leverage ratio of 7.1% is also substantially in excess of regulatory guidelines. These ratios compare to 12.9%, 8.9% and 6.5%, respectively for 1996.

As was reported last year, these ratios for 1996 were substantially lower than in past years due to a $10 million dividend paid by The Farmers & Merchants State Bank to Farmers & Merchants Bancorp, Inc. the parent company. This dividend with the subsequent loan of $10 million to The Farmers & Merchants State Bank by Farmers & Merchants Bancorp, Inc. was done to save state franchise taxes.

The Company's subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts.

                      FARMERS & MERCHANTS BANCORP, INC.


                    SELECTED FINANCIAL DATA BY MANAGEMENT


Key Ratios:
                                          1997            1996               1995              1994             1993
                                      ------------    -------------      ------------      -------------     -----------
Return on average equity                  14.56%            13.21%            13.93%           15.12%            14.34%
Return on average assets                   1.33              1.14              1.23             1.28              1.19
Loan to deposit ratio                     86.31             84.15             84.06            87.55             81.12
Capital to assets ratio                    9.25              8.65              8.54             8.51              8.38

Other key selected highlights are as follows:

                                           1997           1996              1995              1994             1993
                                      ------------   --------------    --------------   ---------------   --------------
Loans                                 $    398,151   $      368,900    $      339,614   $       301,522   $      261,600
Total Assets                               528,273          501,449           464,090           406,186          371,913
Shareholders' Equity                        48,844           43,381            39,621            34,586           31,169

Interest income                             40,158           38,382            34,228            27,779           26,650
Interest expense                            21,139           20,905            17,749            12,561           12,424
Net Interest                                19,019           17,477            16,479            15,218           14,226

Other expense (net)                          8,096            8,614             8,594             7,940            7,617
Federal income tax                           3,035            2,312             2,203             1,749            1,394
Net income                                   6,777            5,483             5,297             4,965            4,307

Net income per share                          5.22             4.22              4.07              3.82             3.31
Dividends per share                           1.25             1.15              1.10              1.00             1.00


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOUSRE

         No disagreements exist on accounting and financial disclosures or related matters.

         No change of accountants has been made since 1982.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                              BOARD OF DIRECTORS

         The information called for herein is presented below:


                                                                                                                 Year First
                                                      Principal Occupation or                                      Became
      Name                      Age              Employment for Past Five Years                                   Director
      ----                      ---              ------------------------------                                   --------
Charles Lugbill                 70               Chairman of the Board of Farmers                                    1968
                                                    and Merchants Bancorp, Inc. and,
                                                    The Farmers & Merchants State
                                                    Bank

Eugene Bernath                  64               Farmer                                                              1978

Jerry L. Boyers                 64               President, Edifice Construction                                     1976
                                                    Management

Joe E. Crossgrove               61               President, Chief Executive Officer                                  1992
                                                    The Farmers & Merchants State
                                                    Bank

Robert G. Frey                  57               President, E. H. Frey & Sons, Inc.                                  1987

Lee E. Graffice                 66               President, Graffice Motor Sales                                     1983

Jack C. Johnson                 45               President, Hawk's Clothing, Inc.                                    1991
                                                    Partner, REJO Partnership

Dean E. Miller                  53               President, MBC Holdings, Inc.                                       1986

Dale L. Nafziger                67               Retired                                                             1969

Harold H. Plassman              68               Attorney, Plassman, Rupp, Hensel                                    1985
                                                    & Short

James L. Provost                69               Retired, Dyer & McDermott, Inc.                                     1995

James C. Saneholtz              51               President, Saneholtz-McKarns, Inc.                                  1995

Maynard Sauder                  65               President, Sauder Woodworking Co.                                   1980

Merle J. Short                  57               Farmer, President of Promow, Inc.                                   1987

Steven J. Wyse                  53               President, Granite Industries, Inc.                                 1991


                               EXECUTIVE OFFICERS
                               ------------------

                                                    Principal Occupation
      Name                      Age                  for Past Five Years
      ----                      ---                  -------------------
Charles Lugbill                 70               Secretary/Treasurer Agri Trading
                                                    Chairman of the Board of Farmers
                                                    and Merchants Bancorp, Inc. and,
                                                    The Farmers & Merchants State
                                                    Bank

Joe E. Crossgrove               60               President, Chief Executive Officer
                                                    The Farmers & Merchants State
                                                    Bank (since 1991) Executive Vice
                                                    President and Treasurer of Farmers
                                                    & Merchants Bancorp, Inc.
                                                    Director and Vice President of
                                                    Farmers & Merchants Life Insurance
                                                    Co.

Rex D. Rice                     38               Vice President
                                                 Chief Lending Officer

Edward Leininger                40               Vice President
                                                 Commercial Loan Officer

Allen G. Lantz                  44               Vice President
                                                 Branch Manager

Lewis Hilkert                   47               Vice President
                                                 Branch Manager

Carol England                   57               Assistant Vice President
                                                 Corporate Secretary
                                                 Branch Manager

Ronald D. Short                 45               Assistant Vice President
                                                 Branch Manager

Cynthia Knauer                  51               Assistant Vice President
                                                 Branch Manager

Dave Frazier                    39               Assistant Vice President
                                                 Branch Manager

John Fee                        37               Assistant Vice President
                                                 Branch Manager

Steve Jackson                   43               Assistant Vice President
                                                 Branch Manager

Deborah Stoner                  41               Assistant Vice President
                                                 Branch Manager

Randal H. Schroeder             37               Assistant Vice President
                                                 Chief Operations Officer

George Jelen                    46               Assistant Vice President
                                                 Mortgage Loan Officer

Barbara Britenriker             36               Assistant Vice President
                                                 Chief Financial Officer
                                                 Comptroller

Michael D. Culler               39               Assistant Vice President
                                                 Chief Agricultural Finance Officer

Diann K. Meyer                  37               Assistant Vice President
                                                 Personnel Manager

Gloria Gunn                     40               Assistant Vice President
                                                 Assistant Branch Manager

Richard Bruce                   50               Assistant Vice President
                                                 Commercial Loan Officer

Kent Roth                       33               Auditor
                                                 Bank Security Officer
                                                 Bank Secrecy Officer

Marilyn Johnson                 41               Compliance Officer

Jean Horwath                    46               Assistant Cashier
                                                 Assistant Branch Manager

Diane Swisher                   40               Assistant Cashier
                                                 Assistant Branch Manager

Patti Rosebrock                 40               Assistant Cashier
                                                 Assistant Branch Manager

Michael T. Smith                31               Assistant Cashier
                                                 Branch Manager

Debra Kauffman                  37               Assistant Cashier
                                                 Assistant Corporate Secretary
                                                 Consumer Loan Officer

J. Scott Miller                 41               Assistant Cashier
                                                 Assistant Agri-Finance Officer

Judy Warncke                    49               Assistant Cashier
                                                 Marketing Officer


Diana Dennie                    35               Assistant Cashier
                                                 Branch Manager

Jerry Borton                    48               Assistant Cashier
                                                 Loan Officer

Joyce G. Kinsman                28               Assistant Cashier
                                                 Loan Review Officer

Richard D. Ernest               33               Assistant Cashier
                                                 Asset Recovery Officer

Jane Bruner                     37               Assistant Cashier
                                                 Operations Supervisor

Barry Gray                      37               Assistant Cashier
                                                 Assistant Branch Manager

Kevin Gray                      25               Assistant Cashier
                                                 Assistant Branch Manager

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

         The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 4, 1998 is incorporated herein by reference.

         The directors of Farmers & Merchants Bancorp, Inc. are also the directors of The Farmers & Merchants State Bank and Farmers & Merchants Life Insurance Co.

         The Board of Directors met twenty-six times during the 1997 calendar year. All current directors of the Corporation attended at least seventy-five percent of the meetings of the Board. Average attendance at Board meetings held during the year was ninety percent.

         Directors received, as directors' fees, $300 for each board meeting, plus a bonus of $600 for 1997.

         The Subsidiary Bank Board of Directors met semi-monthly during 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 4, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHER

         There are no transactions to report.

CERTAIN BUSINESS RELATIONSHIPS

         No family relationships exist between any executive officers of the Bank.

LOANS TO RELATED PARTIES

         This information is presented on page 16, Note 4 of the Annual Report to shareholders, and is incorporated herein by reference.

CERTAIN BUSINESS RELATIONSHIPS

         The company retained the law firm of Plassman, Rupp, Hensal and Short in 1988. One of the principals, Harold Plassman, is a member of the Board of Directors. During 1997 the company paid fees to Plassman, Rupp, Hensal and Short for routine legal services. It is the company's intention to retain the law firm in 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:


                                                                                                 Annual Report
                                                                                                 -------------
                  (1)      Financial Statements
                           Report of Independent Accountants                                         Page 5
                           Consolidated Balance Sheets                                               Page 6
                           Consolidated Statements of Income                                         Page 7
                           Consolidated Statements of Changes in
                           Shareholders' Equity                                                      Page 8
                           Consolidated Statements of Cash Flows                                     Page 9
                           Notes to Consolidated Financial Statements                                Pages 10 - 30
                  (2)      Financial Statement Schedules
                           Independent Auditors' Report on Additional
                           Information                                                               Page 31
                           Five Year Summary of Operations                                           Page 32
                  (3)      Exhibits
                           (3.1) Articles of Incorporation have been submitted
                           with previous 10-K reports. (13.1) 1997 Annual Report
                           to Shareholders (contained herein) (23.1) Notice of
                           Annual Meeting and Proxy Statement
         (b)      Reports on Form 8-K
                  None
         (c)      Exhibits required by Item 601.
                  None required
         (d)      Schedules required by Regulation S-X
                  The Condensed Financial Information of the Registrant required by this report are included in the Annual Report to
                  Shareholders, Note 17 pages 26 through 29 Other schedules
                  required to be filed as part of this report.
                                                                                                   Form 10-K
                  Schedule of Property and Equipment                                                 Page 42
                  Schedule of Accumulated Depreciation - Property and Equipment                      Page 43


                       SCHEDULE OF PROPERTY AND EQUIPMENT

                                                                       Exhibit 1

                                                                  Year Ended December 30, 1997
                                                  -----------------------------------------------------------------
                                                  Beginning                                             Ending
(in thousands)                                     Balance         Additions        Retirements         Balance
                                                 -------------    --------------    -------------    --------------
Land........................................     $       1,228    $          244    $           0    $        1,472
Building....................................             7,137               261                0             7,398
Banking house equipment.....................             4,333               284               11             4,606
                                                 -------------    --------------    -------------    --------------

                                                 $      12,698    $          789    $          11    $       13,476
                                                 =============    ==============    =============    ==============

                                                                  Year Ended December 30, 1996
                                                  -----------------------------------------------------------------
                                                  Beginning                                             Ending
(in thousands)                                     Balance         Additions        Retirements         Balance
                                                 -------------    --------------    -------------    --------------
Land........................................     $       1,120    $          108    $           0    $        1,228
Building....................................             6,475               662                0             7,137
Banking house equipment.....................             4,074               414              155             4,333
                                                 -------------    --------------    -------------    --------------

                                                 $      11,669    $        1,184    $         155    $       12,698
                                                 =============    ==============    =============    ==============

                                                                  Year Ended December 30, 1995
                                                  -----------------------------------------------------------------
                                                  Beginning                                             Ending
(in thousands)                                     Balance         Additions        Retirements         Balance
                                                 -------------    --------------    -------------    --------------
Land........................................     $       1,073    $           47    $           0    $        1,120
Building....................................             6,042               523               90             6,475
Banking house equipment.....................             3,033             1,084               43             4,074
                                                 -------------    --------------    -------------    --------------

                                                 $      10,148    $        1,654    $         133    $       11,669
                                                 =============    ==============    =============    ==============

         SCHEDULE OF ACCUMULATED DEPRECIATION -- PROPERTY AND EQUIPMENT

                                                                     Exhibit 2



                                                                       Year Ended December 30, 1997
                                                  -----------------------------------------------------------------
                                                  Beginning       Provision for                         Ending
(in thousands)                                     Balance          Depreciation      Retirements           Balance
                                                 -------------    --------------      ---------------   -----------
Building....................................     $       2,022    $          212    $           0    $        2,234
Banking house equipment.....................             3,100               488               11             3,577
                                                 -------------    --------------    -------------    --------------

                                                 $       5,122    $          700    $          11    $        5,811
                                                 =============    ==============    =============    ==============

                                                                       Year Ended December 30, 1996
                                                  -----------------------------------------------------------------
                                                  Beginning       Provision for                         Ending
(in thousands)                                     Balance        Depreciation        Retirements           Balance
                                                 -------------    --------------      ---------------   -----------
Building....................................     $       1,814    $          208    $           0    $        2,022
Banking house equipment.....................             2,657               590              147             3,100
                                                 -------------    --------------    -------------    --------------

                                                 $       4,471    $          798    $         147    $        5,122
                                                 =============    ==============    =============    ==============

                                                                     Year Ended December 30, 1995
                                                  -----------------------------------------------------------------
                                                  Beginning       Provision for                         Ending
(in thousands)                                     Balance        Depreciation        Retirements           Balance
                                                 -------------    --------------      ---------------   -----------
Building....................................     $       1,683    $          203    $          72    $        1,814
Banking house equipment.....................             2,208               486               37             2,657
                                                 -------------    --------------    -------------    --------------

                                                 $       3,891    $          689    $         109    $        4,471
                                                 =============    ==============    =============    ==============

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                                  Farmers & Merchants Bancorp, Inc.

                                                                  By: Joe E. Crossgrove              Date: 3/6/98
                                                                     ------------------------------       ----------------
                                                                  Joe E. Crossgrove
                                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Joe E. Crossgrove                         Date: 3/6/98            Barbara Britenriker                Date: 3/6/98
--------------------------------------         ---------------    -------------------------------         ----------------
Joe E. Crossgrove, Director                                       Barbara Britenriker
Chief Executive Officer                                           Chief Accounting Officer


Charles Lugbill                           Date: 3/6/98            Kent Roth                          Date: 3/6/98
--------------------------------------         ---------------    -------------------------------         ----------------
Charles Lugbill                                                   Kent Roth, Auditor
Director and Chairman

Eugene D. Bernath                         Date: 3/6/98            Harold H. Plassman                 Date: 3/6/98
--------------------------------------         ---------------    -------------------------------         ----------------
Eugene D. Bernath, Director                                       Harold H. Plassman, Director


Jerry Boyers                              Date: 3/6/98            James Provost                      Date: 3/6/98
--------------------------------------         ---------------    -------------------------------         ----------------
Jerry Boyers, Director                                            James Provost, Director


Robert Frey                               Date: 3/6/98            James Saneholtz                    Date: 3/6/98
--------------------------------------         ---------------    -------------------------------         ----------------
Robert Frey, Director                                             James Saneholtz, Director


Lee Grafice                               Date: 3/6/98            Maynard Sauder                     Date: 3/6/98
--------------------------------------         ---------------    -------------------------------         ----------------
Lee Grafice, Director                                             Maynard Sauder, Director


Jack C. Johnson                           Date: 3/6/98            Merle J. Short                     Date: 3/6/98
--------------------------------------         ---------------    -------------------------------         ----------------
Jack C. Johnson, Director                                         Merle J. Short, Director


Dean Miller                               Date: 3/6/98            Steven J. Wyse                     Date: 3/6/98
--------------------------------------         ---------------    -------------------------------         ----------------
Dean Miller, Director                                             Steven J. Wyse, Director


Dale L. Nafziger                          Date: 3/6/98
--------------------------------------         ---------------
Dale L. Nafziger, Director


                                EXHIBIT INDEX


EXHIBIT NUMBER

     27                  FINANCIAL DATA SCHEDULE