Form 10-Q
period 1998-03-31
FARMERS & MERCHANTS BANCORP INC
filed 1998-05-13
CIK 792966

                        SECURTIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ---
                     of the Securities Exchange Act of 1934
               For the transition period from          to
                                              --------    --------
                          Commision File Number 0-14492
                          -----------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                            34-1469491
  -------------------------------                           -------------------
  (State or other jurisdiction of                           (I.R.S Employer
   incorporation or organization)                           Identification No.)

307-11 North Defiance Street, Archbold, Ohio                     43502
--------------------------------------------                   ----------
(Address of principal executive offices)                       (Zip Code)

                                 (419) 446-2501
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X   No
        ---     ---


    Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

        Common Stock, No Par Value                      1,300,000
    ------------------------------------   -------------------------------------
                 Class                         Outstanding as of May 1, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

      Form 10-Q Items                                                                       Page
      PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets-
                          March 31, 1998, December 31, 1997 and March 31, 1997                1

                  Condensed Consolidated Statements of Net Earnings-
                          Three Months Ended March 31, 1998 and March 31, 1997                2

                  Condensed Consolidated Statements of Cash Flows-
                          Three Months Ended March 31, 1998 and March 31, 1997                3

                  Notes to Condensed Financial Statements                                     4

      Item 2.     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                           5

      PART II.    OTHER INFORMATION

      Item 6.     Exhibits and Reports on form 8K                                             6

      Signatures                                                                              7


                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                            March 31, 1998        December 31, 1997   March 31, 1997
ASSETS:
Cash and due from banks                                           $ 14,502              $ 16,213             $ 13,956
Interest bearing deposits with banks                                   100                   100                  145
Federal funds sold                                                   2,495                 6,485                1,320
Investment Securities:
   U.S. Treasury                                                    22,541                22,372               24,558
   U.S. Government                                                  30,103                31,313               33,459
   State & political obligations                                    26,241                25,618               23,613
   All others                                                       14,749                20,584               21,555
Loans and leases                                                   407,606               390,806              370,312
Bank premises and equipment-net                                      7,772                 7,665                7,460
Accrued interest and other assets                                    7,314                 7,117                6,878
         TOTAL ASSETS                                             $533,423              $528,273             $503,256

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
         Demand                                                   $ 40,400              $ 51,163             $ 37,774
         Time and savings                                          424,243               410,135              405,740
   Federal funds purchased and securities
     sold under agreement to repurchase                              2,566                 2,598                2,860
   Other borrowed money                                             11,108                11,292                8,826
   Accrued interest and other liabilities                            4,561                 4,241                3,740
        Total Liabilities                                          482,878               479,429              458,940

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
         shares; issued  1,300,000 shares                           12,677                12,677               12,677
   Undivided profits                                                36,897                35,164               31,427
   Accumulated other comprehensive income                              971                 1,003                  212
        Total Shareholders' Equity                                  50,545                48,844               44,316

LIABILITIES AND SHAREHOLDERS' EQUITY                              $533,423              $528,273             $503,256

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 1997 Balance Sheet has been derived from the audited financial statements of that date.

                      FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                          (in thousands of dollars)


INTEREST INCOME:
   Loans and leases                                                                        $ 8,909               $ 8,400
   Investment Securities:
         U.S. Treasury securities                                                              340                   388
         Securities of U.S. Government agencies                                                482                   541
         Obligations of states and political subdivisions                                      338                   301
         Other                                                                                 373                   388
   Federal funds                                                                                59                    68
   Deposits in banks                                                                             1                     0
            Total Interest Income                                                           10,502                10,086
INTEREST EXPENSE:
   Deposits                                                                                  5,218                 5,025
   Borrowed funds                                                                              219                   376
            Total Interest Expense                                                           5,437                 5,401
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                                               5,065                 4,685
PROVISION FOR LOAN LOSSES                                                                      139                   213
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                               4,926                 4,472
OTHER INCOME:
   Service charges                                                                             297                   295
   Other                                                                                       734                   465
   Net securities gains (losses)                                                                 0                    (7)
                                                                                             1,031                   753
OTHER EXPENSES:
   Salaries and wages                                                                        1,274                 1,239
   Pension and other employee benefits                                                         297                   254
   Occupancy expense (net)                                                                     121                   311
   Other operating expenses                                                                  1,269                   966
                                                                                             2,961                 2,770
INCOME BEFORE FEDERAL INCOME TAX                                                             2,996                 2,455
FEDERAL INCOME TAXES                                                                           875                   723
NET INCOME                                                                                   2,121                 1,732
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                                                     (32)                 (479)
COMPREHENSIVE INCOME                                                                       $ 2,089               $ 1,253
NET INCOME PER SHARE (Based upon
     weighted average nmber of shares outstanding of 1,300,000                             $  1.63               $  1.33
DIVIDENDS DECLARED                                                                         $  0.30               $  0.25

See Notes to Condensed Consolidated Unaudited Financial Statements.

                      FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                 (Unaudited)
                          (in thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $  2,121              $  1,735
   Adjustments to Reconcile Net Income to Net
         Cash Provided by Operating Activities:
                Depreciation and amortization                                                  171                   163
                Premium amortization                                                           116                   120
                Discount amortization                                                          (35)                  (47)
                Provision for loan losses                                                      139                   213
                Provision for deferred income taxes                                             (8)                    5
                (Gain) loss on sale of fixed assets                                              8                     -
                (Gain) loss on sale of investment securities                                     -                     7
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                             (189)                  312
                     Accrued interest payable and other liabilities                            320                     5
         Net Cash Provided by Operating Activities                                           2,643                 2,513
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                       (286)                  (47)
   Proceeds from sale of fixed assets                                                            -                     -
   Proceeds from maturities of investment securities:                                       41,558                35,488
   Proceeds from sale of investment securities:                                                  -                 1,979
   Purchase of investment securities-                                                      (35,155)              (35,773)
   Net increase in loans and leases                                                        (16,939)               (5,252)
         Net Cash Used by Investing Activities                                             (10,822)               (3,605)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                  3,344                 5,137
   Net change in short-term borrowings                                                         (32)               (3,903)
   Increase in long-term borrowings                                                              -                     -
   Payments on long-term borrowings                                                           (184)                 (172)
   Payments of dividends                                                                      (650)                 (520)
         Net Cash Provided by Financing Activities                                           2,478                   542
Net change in cash and cash equivalents                                                     (5,701)                 (550)
Cash and cash equivalents - Beginning of year                                               22,798                15,971
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                               $ 17,097              $ 15,421

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                            $ 14,502              $ 13,956
  Interest bearing deposits                                                                    100                   145
  Federal funds sold                                                                         2,495                 1,320
                                                                                          $ 17,097              $ 15,421

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE      1      BASIS OF PRESENTATION

                 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that are expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

                 LIQUIDITY AND CAPITAL RESOURCES

                 Liquidity for the three months ended March 31, 1998 comes primarily from net income from operations of $2.1 million and increases in deposits of $3.3 million. This compares with net income of $1.7 million and deposit increases of $5.1 million for the same period for 1997. Total deposits as of March 31, 1998 were $464 million compared to $461 million as of December 31, 1997. A concerted marketing effort continues to be made in order to attract more core deposits to help maintain an acceptable net interest margin.

                 The principal uses of these funds were for granting loans. Loans as of March 31, 1998 were $407.6 million compared to $390.8 million as of December 31, 1997, a $16.8 million or 4.3% increase after reclassification of $7.8 million of commercial paper from the loan category to other investments. December 31, 1997 and March 31, 1997 loans and investments have been restated to reflect this change in classification.

                 Capital expenditures amounted to $286 thousand for the first three months of 1998.

                 The following is a summary of five capital ratios as they are calculated from the March 31, 1998 financial statements:

                            Primary Ratio                             10.46%
                            Total Capital Ratio                       12.52%
                            Risk Based Capital Tier 1                 14.26%
                            Risk Based Capital Tier 2                 19.07%
                            Stockholders' Equity/Total Assets          9.46%

                                     PART II

ITEM      6      EXHIBIT AND REPORTS ON FORM 8-K

                 (A) The following documents are filed as part of this report:

                             Exhibit No.                Description
                                  27               Financial Data Schedule

                 (B)   Reports on Form 8-K

                       No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, theeunto duly authorized.

                                            Farmers & Merchants Bancorp, Inc.,



Date:       May 12, 1998                    By:   /s/ Joe E. Crossgrove
                                                  Joe E. Crossgrove
                                                  President and Cashier

Date:       May 12, 1998                    By:   /s/ Randal H. Schroeder
                                                  Randal H. Schroeder
                                                  Asst. Vice-President
                                                  and Chief Operating Officer

                                EXHIBIT INDEX

EXHIBIT NO.                                          DESCRIPTION
    27                                          Financial Data Schedule