Form 10-Q
period 1998-06-30
FARMERS & MERCHANTS BANCORP INC
filed 1998-08-14
CIK 792966

                        SECURTIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
               For the transition period from ________ to ________

                          Commisison File Number 0-14492

                        FARMERS & MERCHANTS BANCORP, INC.

             (Exact name of registrant as specified in its charter)

                OHIO                                       34-1469491
----------------------------------               ------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification No.)

North Defiance Street, Archbold, Ohio                         43502
-------------------------------------            ------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (419) 446-2501
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code

-------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    ----
Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

 Common Stock, No Par Value                                 1,300,000
-------------------------------                --------------------------------
           Class                               Outstanding as of August 1, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                                  Page
---------------                                                                  ----
PART I.       FINANCIAL INFORMATION

Item   1.     Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets-
                    June 30, 1998, December 31, 1997 and June 30, 1997            1

              Condensed Consolidated Statements of Net Earnings-
                    Six Months Ended June 30, 1998 and June 30, 1997              2

              Condensed Consolidated Statements of Cash Flows-
                    Six Months Ended June 30, 1998 and June 30, 1997              3

              Notes to Condensed Financial Statements                             4

Item   2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                     5

PART II.      OTHER INFORMATION

Item   6.     Exhibits and Reports on Form 8K                                     6

Signatures                                                                        7

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                 June 30, 1998       December 31, 1997     June 30, 1997
ASSETS:
Cash and due from banks                                             $ 13,699              $ 16,213             $ 14,126
Interest bearing deposits with banks                                     100                   100                  145
Federal funds sold                                                    21,050                 6,485                    -
Investment Securities:
   U.S. Treasury                                                      20,590                22,372               24,771
   U.S. Government                                                    33,275                31,313               31,137
   State & political obligations                                      28,771                25,618               23,376
   All others                                                         24,361                20,584               17,799
Loans and leases                                                     385,111               390,806              380,169
Bank premises and equipment-net                                        8,152                 7,665                7,428
Accrued interest and other assets                                      7,373                 7,117                7,501
         TOTAL ASSETS                                              $ 542,482             $ 528,273            $ 506,452

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
         Demand                                                     $ 47,692              $ 51,163             $ 39,585
         Time and savings                                            424,521               410,135              401,341
   Federal funds purchased and securities
     sold under agreement to repurchase                                2,833                 2,598                6,457
   Other borrowed money                                               10,922                11,292                8,651
   Accrued interest and other liabilities                              4,230                 4,241                4,491
        Total Liabilities                                            490,198               479,429              460,525

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
         shares; issued  1,300,000 shares                             12,677                12,677               12,677
   Undivided profits                                                  38,559                35,164               32,790
   Accumulated other comprehensive income                              1,048                   971                  460
        Total Shareholders' Equity                                    52,284                48,844               45,927

LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 542,482             $ 528,273            $ 506,452


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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)


                                                                       Three Months Ended                  Six Months Ended
                                                                 June 30, 1998   June 30, 1997    June 30, 1998    June 30, 1997
INTEREST INCOME:
   Loans and leases                                                 $ 8,932         $ 8,457          $ 17,842        $ 16,857
   Investment Securities:
         U.S. Treasury securities                                       337             385               676             773
         Securities of U.S. Government agencies                         473             521               954           1,062
         Obligations of states and political subdivisions               353             308               691             609
         Other                                                          316             316               689             704
   Federal funds                                                        143              36               202             104
   Deposits in banks                                                      -               -                 2               -
            Total Interest Income                                    10,554          10,023            21,056          20,109
INTEREST EXPENSE:
   Deposits                                                           5,223           5,081            10,441          10,105
   Borrowed funds                                                       238             340               456             716
            Total Interest Expense                                    5,461           5,421            10,897          10,821
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                        5,093           4,602            10,159           9,288
PROVISION FOR LOAN LOSSES                                               331             249               470             462
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                        4,762           4,353             9,689           8,826
OTHER INCOME:
   Service charges                                                      347             274               644             569
   Other                                                                755             299             1,490             764
   Net securities gains (losses)                                          -              (3)                0             (10)
                                                                      1,102             570             2,134           1,323
OTHER EXPENSES:
   Salaries and wages                                                 1,227             861             2,501           2,100
   Pension and other employee benefits                                  277             290               574             544
   Occupancy expense (net)                                              125             323               246             634
   Other operating expenses                                           1,312           1,005             2,581           1,971
                                                                      2,941           2,479             5,902           5,249
INCOME BEFORE FEDERAL INCOME TAX                                      2,923           2,444             5,921           4,900
FEDERAL INCOME TAXES                                                    871             709             1,746           1,432
NET INCOME                                                            2,052           1,735             4,175           3,468
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                               77             248                45            (268)
COMPREHENSIVE INCOME                                                $ 2,129           1,983          $  4,220           3,200
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000     $  1.58         $  1.33          $   3.21          $ 2.67
DIVIDENDS DECLARED                                                  $  0.30         $  0.25          $   0.60          $ 0.50

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                       June 30, 1998    June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 4,175           $ 3,468
   Adjustments to Reconcile Net Income to Net
         Cash Provided by Operating Activities:
                Depreciation and amortization                                351               326
                Premium amortization                                         149               238
                Discount amortization                                        (37)              (87)
                Provision for loan losses                                    470               462
                Provision for deferred income taxes                            5               (27)
                (Gain) loss on sale of fixed assets                            7                 -
                (Gain) loss on sale of investment securities                   -                10
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets           (261)             (390)
                     Accrued interest payable and other liabilities          (11)              756
         Net Cash Provided by Operating Activities                         4,848             4,756
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                     (845)             (178)
   Proceeds from sale of fixed assets                                          -                 -
   Proceeds from maturities of investment securities:                      7,111            51,934
   Proceeds from sale of investment securities:                                -             3,972
   Purchase of investment securities-                                    (14,288)          (51,823)
   Net increase in loans and leases                                        5,225           (11,412)
         Net Cash Used by Investing Activities                            (2,797)           (7,507)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                               10,915             2,549
   Net change in short-term borrowings                                       235              (306)
   Increase in long-term borrowings                                            -                 -
   Payments on long-term borrowings                                         (370)             (347)
   Payments of dividends                                                    (780)             (845)
         Net Cash Provided by Financing Activities                        10,000             1,051
Net change in cash and cash equivalents                                   12,051            (1,700)
Cash and cash equivalents - Beginning of year                             22,798            15,971
CASH AND CASH EQUIVALENTS - END OF THE YEAR                             $ 34,849          $ 14,271

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                          $ 13,699          $ 14,126
  Interest bearing deposits                                                  100               145
  Federal funds sold                                                      21,050                 -
                                                                        $ 34,849          $ 14,271

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE 1  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that are expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

        LIQUIDITY AND CAPITAL RESOURCES

        Liquidity for the three months ended June 30, 1998 comes primarily from net income from operations of $4.2 million and increases in deposits of $10.9 million. This compares with net income of $3.5 million and deposit increases of $2.5 million for the same period for 1997. Total deposits as of June 30, 1998 were $472 million compared to $461 million as of December 31, 1997. A concerted marketing effort continues to be made in order to attract more core deposits to help maintain an acceptable net interest margin.

        Capital expenditures amounted to $286 thousand for the first three months of 1998.

        The following is a summary of five capital ratios as they are calculated from the March 31, 1998 financial statements:

            Primary Ratio                                10.63%
            Total Capital Ratio                          12.62%
            Risk Based Capital Tier 1                    14.08%
            Risk Based Capital Tier 2                    18.63%
            Stockholders' Equity/Total Assets             9.64%

                                  PART II

ITEM 6  EXHIBIT AND REPORTS ON FORM 8-K

        (A) The following documents are filed as part of this report:

                Exhibit No.                     Description
                    27                    Financial Data Schedule

        (B) Reports on Form 8-K

        No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1998.