Form 10-Q
period 1998-09-30
FARMERS & MERCHANTS BANCORP INC
filed 1998-11-13
CIK 792966

                        SECURTIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
               For the transition period from          to
                                              --------    --------

                          Commision File Number 0-14492
                          -----------------------------

                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                              34-1469491
            ----                                              ----------
(State or other jurisdiction of                              (I.R.S Employer
incorporation or organization)                               Identification No.)

 North Defiance Street, Archbold, Ohio                          43502
--------------------------------------------                     -----
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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
          past 90 days. Yes   X  No
                            ----   -----


          Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

             Common Stock, No Par Value                     1,300,000
          ---------------------------------   ----------------------------------
                     Class                    Outstanding as of October 1, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                                                         Page
PART I.    FINANCIAL INFORMATION
Item   1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets-

                September 30, 1998, December 31, 1997 and September 30, 1997                             1

           Condensed Consolidated Statements of Net Earnings-
                Three Months and Nine Months Ended September 30, 1998 and September 30                   2

           Condensed Consolidated Statements of Cash Flows-
                Three Months and Nine Months Ended September 30, 1998 and September 30                   3

           Notes to Condensed Financial Statements                                                       4

Item   2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                5

PART II.   OTHER INFORMATION

Item   6.  Exhibits and Reports on form 8K                                                               6

Signatures                                                                                               7

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                          Sept 30, 1998    December 31, 1997   Sept 30, 1997
ASSETS:
Cash and due from banks                                       $ 15,528          $ 16,213          $ 12,315
Interest bearing deposits with banks                               100               100               145
Federal funds sold                                               9,935             6,485                 -
Investment Securities:
   U.S. Treasury                                                17,286            22,372            23,434
   U.S. Government                                              40,486            31,313            30,440
   State & political obligations                                30,727            25,618            23,604
   All others                                                   24,617            20,584            12,849
Loans and leases                                               396,281           390,806           387,454
Bank premises and equipment-net                                  8,918             7,665             7,351
Accrued interest and other assets                                7,287             7,117             7,705
        TOTAL ASSETS                                          $551,165          $528,273          $505,297

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
        Demand                                                $ 40,771          $ 51,163          $ 36,958
        Time and savings                                       437,345           410,135           403,943
   Federal funds purchased and securities
     sold under agreement to repurchase                          3,443             2,598             3,202
   Other borrowed money                                         10,432            11,292             8,473
   Accrued interest and other liabilities                        4,561             4,241             4,859
        Total Liabilities                                      496,552           479,429           457,435

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
        shares; issued  1,300,000 shares                        12,677            12,677            12,677
   Undivided profits                                            40,244            35,164            35,185
   Accumulated other comprehensive income                        1,690             1,002                 0
        Total Shareholders' Equity                              54,611            48,844            47,862

LIABILITIES AND SHAREHOLDERS' EQUITY                          $551,163          $528,273          $505,297

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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                         Three Months Ended                 Nine Months Ended
                                                                  Sept 30, 1998    Sept 30, 1997    Sept 30, 1998    Sept 30, 1997
INTEREST INCOME:
   Loans and leases                                                     $ 9,064          $ 8,860          $26,906          $23,885
   Investment Securities:
        U.S. Treasury securities                                            281              373              957            1,094
        Securities of U.S. Government agencies                              585              486            1,539            1,569
        Obligations of states and political subdivisions                    407              304            1,097              915
        Other                                                               375              255            1,064              579
   Federal funds                                                            218                8              420              303
   Deposits in banks                                                          1               --                3               --
          Total Interest Income                                          10,931           10,286           31,986           28,345
INTEREST EXPENSE:
   Deposits                                                               5,364            5,034           15,805           14,887
   Borrowed funds                                                           222              360              678              733
          Total Interest Expense                                          5,586            5,394           16,483           15,620
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                            5,345            4,892           15,503           12,725
PROVISION FOR LOAN LOSSES                                                   222              374              692              790
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                            5,123            4,518           14,811           11,935
OTHER INCOME:
   Service charges                                                          337              294              980              818
   Other                                                                    663              469            2,153            1,192
   Net securities gains (losses)                                             --                6                0               --
                                                                          1,000              769            3,133            2,010
OTHER EXPENSES:
   Salaries and wages                                                     1,444            1,065            3,946            3,639
   Pension and other employee benefits                                      331              279              905              738
   Occupancy expense (net)                                                  134              332              379              949
   Other operating expenses                                               1,339            1,014            3,920            2,882
                                                                          3,248            2,690            9,150            8,208
INCOME BEFORE FEDERAL INCOME TAX                                          2,875            2,597            8,794            5,737
FEDERAL INCOME TAXES                                                        800              750            2,546            1,653
NET INCOME                                                                2,075            1,847            6,248            4,084
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                                  642            1,048              610               --
COMPREHENSIVE INCOME                                                    $ 2,717          $ 2,895          $ 6,858          $ 4,084
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000         $  1.60          $  1.33          $  4.81          $  2.67
DIVIDENDS DECLARED                                                      $  0.30          $  0.25          $  0.60          $  0.50

See Notes to Condensed Consolidated Unaudited Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                       Nine Months Ended
                                                                              Sept 30, 1998           Sept 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $       6,248           $       3,468
   Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
             Depreciation and amortization                                              536                     326
             Premium amortization                                                       190                     238
             Discount amortization                                                      (38)                    (87)
             Provision for loan losses                                                  692                     462
             Provision for deferred income taxes                                         20                     (27)
             (Gain) loss on sale of fixed assets                                          7                      --
             (Gain) loss on sale of investment securities                                --                      10
             Changes in Operating Assets and Liabilities:
                 Accrued interest receivable and other assets                          (190)                   (390)
                 Accrued interest payable and other liabilities                         320                     756
        Net Cash Provided by Operating Activities                                     7,785                   4,756
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                              (1,796)                   (178)
   Proceeds from sale of fixed assets                                                    --                      --
   Proceeds from maturities of investment securities:                                15,411                  51,934
   Proceeds from sale of investment securities:                                          --                   3,972
   Purchase of investment securities-                                               (28,101)                (51,823)
   Net increase in loans and leases                                                  (6,167)                (11,412)
        Net Cash Used by Investing Activities                                       (20,653)                 (7,507)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                          16,818                   2,549
   Net change in short-term borrowings                                                  845                    (306)
   Increase in long-term borrowings                                                      --                      --
   Payments on long-term borrowings                                                    (860)                   (347)
   Payments of dividends                                                             (1,170)                   (845)
        Net Cash Provided by Financing Activities                                    15,633                   1,051
Net change in cash and cash equivalents                                               2,765                  (1,700)
Cash and cash equivalents - Beginning of year                                        22,798                  15,971
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                   $      25,563           $      14,271

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                $      15,528           $      14,126
  Interest bearing deposits                                                             100                     145
  Federal funds sold                                                                  9,935                      --
                                                                              $      25,563           $      14,271



See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE  1   BASIS OF PRESENTATION

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

          LIQUIDITY AND CAPITAL RESOURCES

          Liquidity for the nine months ended September 30, 1998 comes primarily from net income from operations of $6.2 million and increases in deposits of $16.8 million. This compares with net income of $4.1 million and deposit increases of $2.5 million for the same period for 1997. Total deposits as of September 30, 1998 were $478,056 million compared to $461 million as of December 31, 1997. A concerted marketing effort continues to be made in order to attract more core deposits to help maintain an acceptable net interest margin.

          The principal uses of these funds were for granting loans. Loans as of September 30, 1998 were $402.2 million compared to $390.8 million as of December 31, 1997, a $11.4 million or 2.9% increase after reclassification of $7.8 million of commercial paper from the loan category to other investments. December 31, 1997 and September 30, 1997 loans and investments have been restated to reflect this change in classification.

          Capital expenditures amounted to $1.8 million for the first nine months of 1998.

          The following is a summary of five capital ratios as they are calculated from the September 30, 1998 financial statements:

                Primary Ratio                                            10.87%
                Total Capital Ratio                                      12.74%
                Risk Based Capital Tier 1                                14.22%
                Risk Based Capital Tier 2                                18.48%
                Stockholders' Equity/Total Assets                         9.91%

                                     PART II

ITEM  6   EXHIBIT AND REPORTS ON FORM 8-K

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

                                           Farmers & Merchants Bancorp, Inc.,



Date:     November 9, 1998                 By:    /s/ Joe E. Crossgrove
                                                   Joe E. Crossgrove
                                                  President and Cashier

Date:     November 9, 1998                 By:   /s/ Randal H. Schroeder
                                                  Randal H. Schroeder
                                                  Asst. Vice-President
                                                 and Chief Operating Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
     27                              Financial Data Schedule