Form 10-Q/A
period 1998-09-30
FARMERS & MERCHANTS BANCORP INC
filed 1999-03-19
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A
               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1998
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
               For the transition period from          to
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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
          past 90 days. Yes   X  No
                            ----   -----


          Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

             Common Stock, No Par Value                     1,300,000
          ---------------------------------   ----------------------------------
                     Class                    Outstanding as of October 1, 1998

This amendment is being filed to fulfil the requirement of disclosure for the companies readiness for the year 2000.

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

                   UPDATE ON YEAR 2000 (Y2K) READINESS PROGRAM

Our twelve member Year 2000 Project Team is actively addressing and managing preparations for compliance. A strict timetable and detailed work plan is directing our activities through the five phases established to implement Y2K readiness - AWARENESS, ASSESSMENT, RENOVATION, VALIDATION, and IMPLEMENTATION.

A comprehensive approach has been developed to identify, modify and test all systems and components which require changes in order to accurately process information in the Year 2000 and thereafter. Our efforts focus on six key areas of exposure:
         -        Computer technology and operating systems
         -        Software applications
         -        Automated processing functions
         -        Infrastructure
         -        Customer risk
         -        Legal risk

YEAR 2000 READINESS ACTIVITIES:

- COMMUNICATION TO MANAGEMENT, THE BOARD OF DIRECTORS, EMPLOYEES, SHAREHOLDERS AND CUSTOMERS ABOUT YEAR 2000 ISSUES AND CONCERNS.
- INVENTORY AND ASSESSMENT OF ALL SYSTEMS, APPLICATIONS, HARDWARE, SOFTWARE, TELECOMMUNICATION EQUIPMENT AND ANY OTHER DATE-SENSITIVE ITEMS.
- ASSIGNMENT OF A HIGH PRIORITY STATUS FOR RENOVATION AND TESTING OF SYSTEMS, APPLICATIONS AND EQUIPMENT CRITICAL TO ONGOING OPERATIONS.
- IDENTIFICATION AND CORRESPONDENCE WITH VENDORS, SUPPLIERS, TECHNOLOGY AND SERVICE PROVIDERS ABOUT YEAR 2000 READINESS OF PRODUCTS AND SERVICES AND THE RESULTS OF TESTING TO DETERMINE THE NEED FOR UPGRADES, REPLACEMENT OR OTHER REMEDIES.
- IDENTIFICATION OF MATERIAL CUSTOMERS AND BUSINESS PARTNERS AND AN ASSESSMENT OF THEIR YEAR 2000 PREPARATIONS AND THE IMPACT ON THE BANK.
- DEVELOPMENT OF CONTINGENCY PLANS FOR RENOVATION AND IMPLEMENTATION ALONG WITH TESTING STRATEGIES AND INTERNAL TESTING PROCEDURES TO VERIFY CRITICAL INFORMATION, CALCULATIONS AND THAT COMPUTER INTERFACES ACCURATELY HANDLE VARIOUS DATES AND DATA.

The year 2000 poses complex problems and challenges for business and industry as a whole. Our regulatory agency, the Federal Deposit Insurance Corporation, will be monitoring our preparations and progress on this issue. Through the involvement of senior management and our board of directors and with the appropriate resources and preparations, we anticipate all significant areas will be addressed and expect minimal impact on our ability to serve our customers.

The banking industry as a whole has been consistently rated #1 in Y2K preparedness by experts. To date over $8 billion has been spent industry-wide to "find, fix and test" for problems. As always, bank customers' funds have FDIC insurance that's backed by the full faith and credit of the U.S. government.

Any questions or concerns, should be addressed to Joe E. Crossgrove, President and CEO or Marilyn K. Johnson, Y2K Project Coordinator at (419) 446-2501.

                         YEAR 2000 READINESS DISCLOSURE

This Year 2000 Readiness Disclosure is being provided to explain efforts to address date-related processing issues and may be subject to change without notice. This update may supersede any previous information provided. No information or statement provided may be construed as a representation or warranty of any kind or binding obligation from The Farmers & Merchants State Bank.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Farmers & Merchants Bancorp, Inc.,



Date:     March 19, 1999                   By:    /s/ Joe E. Crossgrove
                                                   Joe E. Crossgrove
                                                  President and Cashier

Date:     March 19, 1999                   By:   /s/ Randal H. Schroeder
                                                  Randal H. Schroeder
                                                  Asst. Vice-President
                                                 and Chief Operating Officer