Form 10-K
period 1998-12-31
FARMERS & MERCHANTS BANCORP INC
filed 1999-03-19
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
               /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998
                                       or
             / /   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the transition period from   to

                         Commission File Number 0-14492

                        FARMERS & MERCHANTS BANCORP, INC.


          OHIO                                       34-1469491
-------------------------------               --------------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)

307-11 North Defiance Street
     Archbold, Ohio                                    43502
-------------------------------               --------------------------
  (Address of principal                              (Zip Code)
   Executive offices)

        Registrant's telephone number, including area code (419)446-2501

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each class                                  which registered
     None                                                 None



           Securities registered pursuant to Section 12(b) of the Act:

                         Common shares without par value
                                (Title of class)


                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   / X /    No   /   /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 305 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of March 1, 1999, Registrant had outstanding 1,300,000 shares of common stock at a market value of $97,500,000.

                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS



                                                                                                                     PAGE
Form 10-K Items
Item 1.           Business                                                                                           2-16

Item 2.           Properties                                                                                           17

Item 3.           Legal Proceedings                                                                                    18

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                                                                  18

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters                                                                      18

Item 6.           Selected Financial Data                                                                              18

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                                     18-23

Item 8.           Financial Statements and Supplementary Data                                                          24

Item 9.           Disagreements on Accounting and
                  Financial Disclosure                                                                                 25

Item 10.          Directors and Executive Officers
                  of the Registrant                                                                                 26-28

Item 11.          Management Remuneration and Transactions                                                             29

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management                                                                     29

Item 13.          Certain Relationships and Related
                  Transactions                                                                                         29

Item 14.          Financial Schedules and Reports on Form 8-K                                                          30
                  Schedule 1 - Schedule of Property and Equipment                                                      31
                  Schedule 2 - Schedule of Accumulated Depreciation -
                                 Property and Equipment                                                                32

Signatures                                                                                                             33

Financial Data Schedule                                                                                             34-35

Total Pages:                                                                                                           35


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

         In 1977 - 1978 additional office space was added to The Farmers & Merchants State Bank in Archbold, and an automatic teller machine, "Teller 24", was installed in the entrance lobby.

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

NATURE OF ACTIVITIES

         The Farmers & Merchants State Bank through its equivalent of 210 full time employees engages in general commercial banking and savings business. Its activities include commercial and residential mortgage, consumer, and credit card lending activities. Because of the geographical locations in which the bank's branches are located, a substantial amount of the bank's loan portfolio is composed of loans made to the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. The bank also is engaged in direct finance leasing and has invested in leveraged type leases, although the activity in this area has substantially decreased in recent years.

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

         The commercial banking business in the geographical area in which The Farmers & Merchants State Bank operates is highly competitive. In its banking activities, it competes directly with other commercial banks and savings and loan institutions in each of its operating localities. The following is a summary by geographical area of The Farmers & Merchants State Bank principal competition:




    Branch                                                        Location
----------------                                     ------------------------------------------------
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

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                 ASSETS
                                                                                     1998
                                                              -------------------------------------------------
                                                                                  Interest
                                                                  Average           and             Yield/
                                                                  Balance         Dividend           Rate
                                                              -------------     -------------     -------------
     Interest Earning Assets:
         Loans (1)                                            $     408,291     $      36,335          8.90%
         Taxable investment securities                               75,880             4,641          6.12
         Tax-exempt investment securities                            25,654             1,259          4.91
         Interest bearing deposits with other banks                     100                 5          5.00
         Federal funds sold and securities
           purchased under agreement to resell                       12,123               648          5.35
                                                              -------------     -------------
     Total Interest Earning Assets                                  522,048     $      42,888          8.22%
                                                                                =============    ===========
     Non-interest Earnings Assets:
         Cash and due from banks                                     14,745
         Other assets                                                16,484
                                                              -------------
                                                              $     553,277
                                                              =============
                                                  LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest Bearing Liabilities:
         Savings deposits                                     $      89,643     $       4,635          5.17%
         Other time deposits                                        290,141            16,547          5.70
         Other borrowed money                                        11,051               698          6.32
         Federal funds purchased and securities
           sold under agreement to repurchase                         3,276               206          6.25
                                                              -------------     -------------
     Total Interest Bearing Liabilities                             394,111     $      22,086          5.60%
                                                                                =============    ===========
     Non-interest Bearing Obligations:
         Non-interest bearing deposits                              100,420
         Other                                                        5,807
                                                              -------------
         Total Liabilities                                          500,338
         Stockholders' Equity                                        52,939
                                                              -------------
         Total Liabilities and Stockholders' Equity           $     553,277
                                                              =============
         Interest and dividend income/yield                                     $      42,888          8.22%
         Interest expense/rate                                                         22,086          5.61
                                                                                -------------    ----------
         Net Interest Spread                                                    $      20,802          2.61%
                                                                                =============    ===========
         Net Interest Margin                                                                           3.98%
                                                                                                 ===========

                                                                 ASSETS
                                                                                     1997
                                                              ----------------------------------------------
                                                                                  Interest
                                                                Average             and             Yield/
                                                                Balance           Dividend           Rate
                                                              -------------     -------------    -----------
     Interest Earning Assets:
         Loans (1)                                            $     384,498     $      34,271          8.91%
         Taxable investment securities                               72,158             4,540          6.29
         Tax-exempt investment securities                            22,069             1,131          5.13
         Interest bearing deposits with other banks                     100                 5          5.00
         Federal funds sold and securities
           purchased under agreement to resell                        3,805               211          5.55
                                                              -------------     -------------
     Total Interest Earning Assets                                  482,630     $      40,158          8.32%
                                                                                =============    ===========
     Non-interest Earnings Assets:
         Cash and due from banks                                     13,161
         Other assets                                                14,371
                                                              -------------
                                                              $     510,162
                                                              =============

                                                       LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest Bearing Liabilities:
         Savings deposits                                     $      87,439     $       4,618          5.28%
         Other time deposits                                        270,751            15,659          5.78
         Other borrowed money                                         9,414               596          6.34
         Federal funds purchased and securities
           sold under agreement to repurchase                         4,443               266          5.99%
                                                              -------------     -------------
     Total Interest Bearing Liabilities                             372,047     $      21,139          5.68
                                                                                =============    ==========
     Non-interest Bearing Obligations:
         Non-interest bearing deposits                               87,013
         Other                                                        4,554
                                                              -------------
         Total Liabilities                                          463,614
         Stockholders' Equity                                        46,548
                                                              -------------
         Total Liabilities and Stockholders' Equity           $     510,162
                                                              =============
         Interest and dividend income/yield                                     $      40,158          8.32%
         Interest expense/rate                                                         21,139          5.68
                                                                                -------------    ----------
         Net Interest Spread                                                    $      19,019          2.64%
                                                                                =============    ===========
         Net Interest Margin                                                                           3.94%
                                                                                                 ===========


                                                                ASSETS
                                                                                     1996
                                                              ----------------------------------------------
                                                                                  Interest
                                                                Average             and             Yield/
                                                                Balance           Dividend           Rate
                                                              -------------     -------------    -----------
     Interest Earning Assets:
         Loans (1)                                            $     358,261     $      32,353          9.03%
         Taxable investment securities                               75,051             4,556          6.07
         Tax-exempt investment securities                            21,223             1,109          5.23
         Interest bearing deposits with other banks                     100                 7          7.00
         Federal funds sold and securities
           purchased under agreement to resell                        6,613               357          5.40
                                                              -------------     -------------    ----------

     Total Interest Earning Assets                                  461,248     $      38,382          8.32%
                                                                                =============    ===========

     Non-interest Earning Assets:
         Cash and due from banks                                     13,086
         Other assets                                                15,895
                                                             --------------
                                                              $     490,229
                                                             ==============

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
     Interest Bearing Liabilities:
         Savings deposits                                     $     117,734     $       4,525          3.84%
         Other time deposits                                        258,446            15,418          5.97
         Other borrowed money                                         9,411               594          6.31
         Federal funds purchased and securities
           sold under agreement to repurchase                         6,522               368          5.64
                                                              -------------     -------------

     Total Interest Bearing Liabilities                             392,113     $      20,905          5.33%
                                                                                =============    ===========

     Non-interest Bearing Obligations:
         Non-interest bearing deposits                               50,580
         Other                                                        5,700
                                                              -------------
         Total Liabilities                                          448,393

         Stockholders' Equity                                        41,836
                                                              -------------
         Total Liabilities and Stockholders' Equity           $     490,229
                                                              =============

         Interest and dividend income/yield                                     $      38,382          8.32%
         Interest expense/rate                                                         20,905          5.33
                                                                                -------------    ----------

         Net Interest Spread                                                    $      17,477          2.99
                                                                                =============    ==========

         Net Interest Margin                                                                           3.79%
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

         The following table sets forth (in thousands of dollars) for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                                                                             1998-1997
                                                          --------------------------------------------------
                                                                                  Increase (Decrease)
                                                            Increase           Attributable to Changes in
                                                           (Decrease)      ---------------------------------
                                                           in Interest       Volume              Rate
                                                          -------------    -------------     ---------------
Interest Earned On:
     Loans                                                $       2,064    $       2,117     $         (53)
     Taxable investment securities                                  101              228              (127)
     Tax-exempt investment securities                               128              176               (48)
     Federal funds sold and securities purchased
       under agreements to resell                                   437              445                (8)
                                                          -------------    -------------     --------------

     Total Interest Earnings Assets                       $       2,730    $       2,966     $        (236)
                                                          =============    =============     =============

     Interest Paid On:
         Savings deposits                                 $          18    $         114     $         (96)
         Other time deposits                                        888            1,106              (218)
         Other borrowed                                             102              103                (1)
         Federal funds purchased and securities
           sold under agreements to repurchase                      (62)             (73)               11
                                                          -------------    -------------     -------------

           Total Interest Bearing Liabilities             $         946    $       1,250     $        (304)
                                                          =============    =============     =============
                                                                              1997-1996
                                                         --------------------------------------------------
                                                                                Increase (Decrease)
                                                            Increase         Attributable to Changes in
                                                           (Decrease)      --------------------------------
                                                           in Interest       Volume              Rate
                                                          -------------    -------------     --------------
Interest Earned On:
     Loans                                                $       1,918    $       2,339     $        (421)
     Taxable investment securities                                  (16)            (182)              166
     Tax-exempt investment securities                                22               43               (21)
     Interest bearing deposits with other banks                      (2)               0                (2)
     Federal funds sold and securities purchased
       under agreements to resell                                  (146)            (156)               10
                                                          -------------    -------------     -------------

     Total Interest Earnings Assets                       $       1,776    $       2,044     $        (268)
                                                          =============    =============     =============

     Interest Paid On:
         Savings deposits                                 $          93    $      (1,600)    $       1,693
         Other time deposits                                        241              712              (471)
         Other borrowed                                               2                0                 2
         Federal funds purchased and securities
           sold under agreements to repurchase                     (102)            (124)               22
                                                          -------------    -------------     -------------

           Total Interest Bearing Liabilities             $         234    $      (1,012)    $       1,246
                                                          =============    =============     =============

         The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INVESTMENT PORTFOLIO

         The following table sets forth (dollars in thousands) the carrying amount of investment securities at the dates indicated:

                                                                1998             1997              1996
                                                          -------------    -------------     -------------
U. S. Treasury and other U. S. Government
   agencies                                               $      55,686    $      44,695     $      51,737
State and political subdivisions                                 35,520           25,617            21,678
Mortgage-backed securities                                       10,993            8,991             8,986
Obligations of domestic corporations                             19,115           10,327            17,065
Stocks of domestic corporations                                   2,597            2,420             2,255
                                                          -------------    -------------     -------------

Total                                                     $     123,911    $      92,050     $     101,721
                                                          =============    =============     =============

         The following table sets forth (dollars in thousands) the maturities of investment securities at December 31, 1998 and the weighted average yields of such securities calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

                                                                     Maturities
                                        ----------------------------------------------------------------
                                                                                  After One Year
                                             Within One Year                     Within Five Years
                                        ----------------------------       -----------------------------
                                               Amount          Yield            Amount            Yield
                                        -------------     ----------       -------------     -----------
U. S. Treasury                          $       8,529          5.91%       $       7,494          6.36%
U.S. Government agencies                        3,590          7.26%               7,968          5.93%
Mortgaged-backed securities                       563          6.17%               8,430          6.00%
State and political subdivisions                2,452          8.19%               9,488          8.11%
Taxable state and political
   subdivisions                                 1,210          6.36%               3,097          5.90%
Obligations of domestic
   corporations                                 4,799          6.36%              14,106          5.90%


                                                                     Maturities
                                        ----------------------------------------------------------------
                                             After Five Years
                                             Within Ten Years                     After Ten Years
                                        ------------------------------     -----------------------------
                                              Amount          Yield           Amount             Yield
                                        -------------    -------------     -------------     -----------
U. S. Treasury                          $           0            N/A       $           0            N/A
U. S. Government agencies                      26,420          5.34%                   0            N/A
Mortgage-backed securities                      1,993          5.64%                   0            N/A
State and political subdivisions               10,020          7.96%               7,430          9.57%
Taxable state and political
   subdivisions                                   422          5.75%                   0            N/A
Obligations of domestic
   corporations                                     0            N/A                   0            N/A

         At December 31, 1998 the company held no large block of any one investment security. Except for U. S. Treasury and other U. S. Government agencies, no one holding in debt securities exceeded $2.3 million dollars. The bank did hold stock in the Federal Home Loan Bank of Cincinnati at a cost of $2.6 million. This is required in order to obtain Federal Home Loan Bank loans.

LOAN PORTFOLIO

         The following table shows (dollars in thousands) the company's loan distribution at the end of each of the last five years:


                                                                 1998             1997              1996
                                                          -------------    -------------     -------------
Loans:
     Commercial and industrial                            $      87,266    $      65,633     $      67,763
     Agricultural                                                38,882           44,939            41,195
     Real estate - mortgage                                     200,675          205,626           195,043
     Installment                                                 68,385           75,767            63,199
     Commercial paper                                            13,648            7,837             3,959
     Industrial Development Bonds                                 4,587            4,511             3,670
                                                          -------------    -------------     -------------
     Total Loans                                          $     413,443    $     404,313     $     374,829
                                                          =============    =============     =============
                                                                                1995              1994
                                                                           -------------     -------------
Loans:

     Commercial and industrial                                               $    58,987     $      65,848
     Agricultural                                                                 41,328            29,586
     Real estate - mortgage                                                      173,302           145,576
     Installment                                                                  61,021            62,462
     Commercial paper                                                              7,604             2,019
     Industrial Development Bonds                                                  3,336             1,826
                                                                           -------------     -------------
     Total Loans                                                           $     345,578     $     307,317
                                                                           =============     =============

     The following table shows (dollars in thousands) the maturity of loans:


                                                                     Maturities
                                        ------------------------------------------------------------------
                                                           After One
                                          Within          Year Within         After
                                         One Year          Five Years       Five Years          Total
                                        -------------     -------------    -------------     -------------
Commercial, industrial, and
   agricultural (combined)              $      78,630     $      30,349    $      17,169     $     126,148
Real estate - mortgage                          5,437             8,894          186,344           200,675
Installment                                    11,511            54,577            2,297            68,385
Commercial paper                               13,648                 0                0            13,648
Industrial Development Bonds                    1,025               676            2,886             4,587
                                        -------------     -------------    -------------     -------------
Total                                   $     110,251     $      94,496    $     208,696     $     413,443
                                        =============     =============    =============     =============

                                                   After One Year            After Five
                                                  Within Five Years            Years                Total
                                        -------------------------------    ----------------  -------------
Commercial, industrial, and
   agricultural (combined)                      Fixed     $      14,186    $       8,860     $      23,046
                                             Variable            16,163            8,309            24,472
Real estate - mortgage                          Fixed             6,387           69,109            75,496
                                             Variable             2,507          117,235           119,742
Installment                                     Fixed            53,304            2,133            55,437
                                             Variable             1,273              164             1,437
IDB's                                           Fixed               676            2,886             3,562



NONACCRUAL PAST DUE AND RESTRUCTURED LOANS

         The following table summarizes (dollars in thousands) the company's nonaccrual and past due loans as of December 31:


                                                                1998             1997              1996
                                                          -------------    -------------     -------------
Nonaccrual loans                                          $       6,455    $       2,890     $       3,489
Accruing loans past due 90 days or more                           1,988            1,396             1,899
                                                          -------------    -------------     -------------
                                                          $       8,443    $       4,286     $       5,388
                                                          =============    =============     =============

                                                                                 1995              1994
                                                                           -------------     -------------
Nonaccrual loans                                                           $       3,494     $       2,681
Accruing loans past due 90 days or more                                            2,698             2,601
                                                                           -------------     -------------
                                                                           $       6,192     $       5,282
                                                                           =============     =============


         As of December 31, 1998, management, to the best of its knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

         Interest income which would have been recorded under the original terms of the nonaccrual loans was $40 thousand for the year 1998. Any collections of interest on nonaccrual loans are included in interest income when collected. This amounted to $172 thousand for 1998.

         Loans are placed on nonaccrual status in the event one of the following occurs: the total line of the customer is charged off to the extent of 50% or more, the loan is in past due status for more than 180 days.

         The $6.5 million of nonaccrual loans are secured at December 31, 1998.

POTENTIAL PROBLEM LOANS:

         At December 31, 1998, the Bank has $8.4 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently than quarterly.

         The amount of potential problem loans was considered in management's review of the loan loss reserve required at December 31, 1998.

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

         At December 31, 1998, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $38.9 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

SUMMARY OF LOAN LOSS EXPERIENCE

         The following table reflects (in thousands) the bank's loan loss experience for each of the five years ended December 31:



                                                                1998             1997              1996
                                                          -------------    -------------     -------------
Loans                                                     $     413,443    $     404,313     $     374,829
                                                          =============    =============     =============
Daily average of outstanding loans                        $     408,291    $     384,498     $     358,261
                                                          =============    =============     =============
Allowance for loan losses -
   beginning of year                                      $       5,850    $       5,500     $       5,500
Loans Charged Off:
     Commercial                                                     472              263               623
     Installment                                                  1,260            1,239             1,053
     Real estate mortgages                                           42               29                35
                                                          -------------    -------------     -------------
                                                                  1,774            1,531             1,711
                                                          -------------    -------------     -------------

Loan Recoveries:
     Commercial                                                     540              384               197
     Installment                                                    339              364               443
     Real estate mortgages                                            3               22                 3
                                                          -------------    -------------     -------------

                                                                    882              770               643
                                                          -------------    -------------     -------------

Net charged off                                                     892              761             1,068

Provision for loan loss                                             892            1,111             1,068
                                                          -------------    -------------     -------------

Allowance for Loan Losses - End of Year                   $       5,850    $       5,850     $       5,500
                                                          =============    =============     =============

Ratio of net charge-offs to average loans
   outstanding                                                   .22%               .20%             .30%
                                                          =============    =============     =============

         Allocation of the allowance for loan losses:

                                                                                 1995              1994
                                                                           -------------     -------------
Loans                                                                      $     345,577     $     307,317
                                                                           =============     =============

Daily average of outstanding loans                                         $     324,239     $     277,729
                                                                           =============     =============

Allowance for loan losses -
   beginning of year                                                       $       5,500     $       5,000

Loans Charged Off:
     Commercial                                                                      748               602
     Installment                                                                     691               569
     Real estate mortgages                                                            40                 0
                                                                           -------------     -------------

                                                                                   1,479             1,171
                                                                           -------------     -------------

Loan Recoveries:
     Commercial                                                                      584               729
     Installment                                                                     426               311
     Real estate mortgages                                                            84                67
                                                                           -------------     -------------

                                                                                   1,094             1,107
                                                                           -------------     -------------

Net charged off                                                                      385                64

Provision for loan loss                                                              385               564
                                                                           -------------     -------------

Allowance for Loan Losses - End of Year                                    $       5,500     $       5,500
                                                                           =============     =============

Ratio of net charge-offs to average loans outstanding                              .12%               .20%
                                                                           ============      =============

         Allocation of the allowance for loan losses:

                                                                                               Percent of
                                                                                                Loans in
                                                                            Amount           Each Category
Balance at End of Period Applicable To:                                   (in thousands)    to Total Loans
                                                                          --------------    ---------------
     Commercial and industrial                                             $       3,281          32.43%
     Installment                                                                   1,665          17.53%
     Real estate                                                                     904          50.04%
                                                                           -------------     -----------

                                                                           $       5,850         100.00%
                                                                           =============     ===========

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

DEPOSITS

         The following table presents the average amount of (in thousands) and the average rate paid on each deposit category that is in excess of ten percent of average total deposits:

                                        Demand             NOW             Savings            Time
    December 31, 1998:                 Deposits         Accounts         Accounts          Accounts
   --------------------              -------------     -------------    -------------     ---------
     Average balance                 $  38,906         $  44,218        $  108,981        $  287,484
     Average rate                         .00%             2.29%             3.32%             5.76%

    December 31, 1997:
     Average balance                 $  34,665         $  40,626        $  100,025        $  268,181
     Average rate                         .00%             2.49%             3.57%             5.84%

    December 31, 1996:
     Average balance                 $  32,041         $  33,798        $  104,441        $  250,834
     Average rate                         .00%             3.05%             3.35%             6.15%

         The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:


                                                          Over three       Over Six
                                          Under            Less Than       Less Than          Over Twelve
                                       Three Months        Six Months    Twelve Months           Months
                                       ------------       -----------    -------------       -------------
Time deposits                           $    20,987       $    15,831    $   16,432          $      15,883

RETURN ON EQUITY AND ASSETS

         The following table shows consolidated operating and capital ratios of the company for each of the last three years:


                                                                1998             1997              1996
                                                            -----------      -----------       ----------
Return on average assets                                        1.38%             1.33%            1.14%
Return on average equity                                       14.46%            14.56%           13.21%
Dividend payout ratio                                          23.77%            23.95%           27.23%
Equity to assets ratio                                          9.45%             9.25%            8.65%

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

         In 1989 the Bank purchased additional real estate in Bryan, Ohio, and has established another branch operation in Bryan. The Bank, in 1988, purchased real estate immediately adjacent to its branch bank premises in Delta, Ohio for expansion of parking facilities. In 1990 the Bank purchased real estate in Delta, Ohio for additional parking to serve its branch office. The Bank constructed in 1994 a 1,540 square foot addition to the branch in Wauseon, Ohio. The bank obtained permission to open a branch in Napoleon, Ohio. Facilities were completed in the Spring of 1995.

         The Bank also owns real estate consisting of land and buildings housing each of its full service branch operations, except for the Montpelier, Ohio facilities which are leased. Construction has begun on permanent facilities for the Montpelier operations and was completed in June of 1998.

         The Bank purchased land for a Swanton branch with construction to begin in 1999 with a year end completion date. The Bank also began an addition to its Napoleon office with a completion date of first quarter 1999.

         The following is a compendium of the various branch locations:

   Branch                                           Location
---------------                             --------------------------
Archbold, Ohio                              1313 South Defiance Street
Wauseon, Ohio                               1130 North Shoop Avenue
                                            119 North Fulton Street
Stryker, Ohio                               300 South Defiance Street
West Unity, Ohio                            200 West Jackson Street
Bryan, Ohio                                 924 W. High Street
                                            1000 South Main Street
Delta, Ohio                                 101 Main Street
Montpelier, Ohio                            225 West Main Street
                                            1150 East Main Street
Napoleon, Ohio                              2255 Scott Street


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The company's stock is not quoted on the National Association of Securities Dealers Automated Quotations System (NASDAQ).

         The company's stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. The company has no broker that sets a price for the company's stock, therefore, the only source as to the high and low sale price is from private sales. The high and low sale price known to the company's management is as follows:

                                                 1st Quarter          2nd Quarter        3rd Quarter          4th Quarter
                                                 -----------          -----------        -----------          -----------
        1998         High                           $45.00              $72.00              $72.00               $70.00
                     Low                            $40.00              $55.00              $72.00               $65.00

        1997         High                           $45.00              $72.00              $72.00               $70.00
                     Low                            $40.00              $55.00              $72.00               $65.00

         As of March 1, 1999, there were 1,397 record holders of common stock of the company.

         Dividends are paid quarterly. Per share dividends for the years ended 1998 and 1997 are as follows:

                              1st Quarter        2nd Quarter          3rd Quarter        4th Quarter              Total
                              -----------        -----------          -----------        -----------            -----------
         1998                   $.30               $.30                $.30                $.50                    $1.40
         1997                   $.25               $.25                $.25                $.50                    $1.25

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data is presented on page 35 of the Annual Report to shareholders for the year ended December 31, 1998 and are incorporated herein by reference.

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

         The Farmers & Merchants State Bank functions as a financial intermediary, and as such, its financial condition should be examined in terms of trends in its sources and uses of funds. The following comparison of daily average balances (in thousands) indicates how the bank has managed its sources and uses of funds:


                                                                                                   1998
                                                                           ----------------------------------------------
                                                                                                  Increase (Decrease)
                                                                             Average         ----------------------------
                                                                              Balance           Amount         Percentage
Funding Uses:
     Loans                                                                 $     408,291     $      23,793           6.19%
     Taxable investment securities                                                75,880             3,722           5.16
     Tax-exempt investment securities                                             25,654             3,585          16.24
     Interest bearing deposits with other banks                                      100                 0            .00
     Federal funds sold and securities purchased under
       agreement to resell                                                        12,123             8,318         218.61
                                                                           -------------     -------------
                                                                           $     522,048     $      39,418           8.17%
                                                                           =============     =============      ==========
Funding Sources:
     Deposits:
         Non-interest bearing deposits                                     $     100,420     $      13,407          15.41%
         Savings deposits                                                         89,643             2,204           2.52
         Other time deposits                                                     290,141            19,390           7.16
     Other borrowed money                                                         11,051             1,637          17.39
     Federal funds purchased and securities sold
       under agreement to repurchase                                               3,276            (1,167)        (26.27)
                                                                           -------------     -------------
                                                                           $     494,531     $      35,471           7.73%
                                                                           =============     =============      ==========

                                                                                 1998                             1997
                                                          ------------------------------------------------    -------------
                                                                                 Increase (Decrease)
                                                                            ------------------------------
                                                            Average                                            Average
                                                             Balance        Amount            Percentage        Balance
                                                          -------------    -------------      ------------    -------------
Funding Uses:
     Loans                                                $     384,498    $      26,237          7.32%       $     358,261
     Taxable investment securities                               72,158           (2,893)        (3.85)              75,051
     Tax-exempt investment securities                            22,069              846          3.99               21,223
     Interest bearing deposits with other banks                     100                0           .00                  100
     Federal funds sold and securities purchased
       under agreement to resell                                  3,805           (2,808)       (42.46)               6,613
                                                          -------------    -------------                        -----------
                                                          $     482,630    $      21,382          4.64%         $   461,248
                                                          =============    =============     =============      ===========
Funding Sources:
     Deposits:
         Non-interest bearing deposits                    $      87,013    $      36,433         72.03%       $      50,580
         Savings deposits                                        87,439          (30,295)       (25.73)             117,734
         Other time deposits                                    270,751           12,305          4.76              258,446
     Other borrowed money                                         9,414                3           .03                9,411
     Federal funds purchased and securities sold
       under agreement to repurchase                              4,443           (2,079)       (31.88)               6,522
                                                          -------------    -------------                        -----------
                                                          $     459,060    $      16,367          3.70%         $   442,693
                                                          =============    =============     =============      ===========

          Total assets for Farmers & Merchants Bancorp, Inc. have increased from $501.4 million in 1996 to $528.3 million in 1997 and to $585.9 million in 1998, a 10.9% and 8.1% increase, respectively. The increase in assets of $57.6 million has occurred primarily in the loan portfolio, federal funds sold, and investments. The net loan portfolio has grown $9 million, federal funds sold has increased $12.6 million, and the investment portfolio has increased by $31.8 million.

         The increase in the loan portfolio came primarily from an increase in commercial paper of $5.8 million and loans held for sale of $5 million.

         While the loan portfolio has increased significantly, the net charge-offs have remained fairly level. Net charge-offs were $1.1 million for 1996, $761 thousand for 1997 and $892 thousand for 1998. Even though the loan portfolio has grown to a record $407 million, management believes that as a result of more aggressive collection policies and procedures, the reserve of $5.85 million is still adequate.

         The major funding source for the increase in the assets discussed above came from an increase in deposits. Regular savings deposits showed an increase of almost $29.5 million from 1997 levels of $87.9 million, while time deposits grew $24.3 million to $298.3 million for 1998. Total deposits for 1998 demonstrated an 11 percent increase over 1997 levels.

         The Farmers & Merchants State Bank continues to use borrowed funds from the Federal Home Loan Bank of Cincinnati to fund its fixed rate loan portfolio. The loans reduce the Bank's exposure to interest rate risk as the Bank matches a fixed rate liability with the loan made. The Bank also receives a better servicing margin on these loans than were experienced with loans sold on the secondary market. New borrowings for 1998 amounted to $1 million compared to net borrowings for 1997 of $3 million.

CAPITAL RESOURCES

         Total capital increased $6.5 million or 13.3% for 1998 compared to $5.5 million or 12.6% for 1997. These increases came from profits and changes in market values of the securities portfolio. Profits amounted to $7.6 million for 1998, $6.7 million for 1997 and $5.5 million for 1996, while net after tax effect changes in market values of the investment portfolio contributed $669 thousand for 1998 and $311 million for 1997, but negatively impacted capital for 1996 in the amount of $228 thousand.

         As a result of the continued increasing profitable operations, the per share dividends have been steadily increasing also. For 1998 dividends of $1.40 per share or $1.82 million were declared compared to 1997 dividends of $1.25 per share or $1.625 million, and $1.15 or $1.495 million for 1996. The per share amounts for 1996 have been restated to reflect a 5 for 1 stock split in 1996. The amount of dividends which can be paid are subject to regulatory restrictions.

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

         The following table summarizes the repricing opportunities as of December 31, 1998 for each major category of interest-earning assets (at amortized cost) and interest-bearing liabilities:

                                                                    (Dollars in Thousands)
                                         0 - 90           90 - 365           1 - 5           Over 5
                                         Days              Days             Years             Years           Total
                                      ----------       -----------       ----------         ---------       -----------
Interest bearing deposits             $        0       $       100       $        0         $       0       $       100
Federal funds sold                        19,045                 0                0                 0            19,045
Securities                                11,928            26,116           42,443            43,424           123,911
Loans                                    154,375           103,051           99,965            56,052           413,443
                                      ----------       -----------       ----------         ---------       -----------
Total Rate Sensitive Assets              185,348           129,267          142,408            99,476           556,499
Deposits                                 164,569           179,040          115,943                 0           459,552
Repurchase agreement                       2,916                 0                0                 0             2,916
Long-Term Debt                                 0                 0                0            11,240            11,240
                                      ----------       -----------       ----------         ---------       -----------

Rate Sensitive Liabilities               167,485           179,040          115,943            11,240           473,708
                                      ----------       -----------       ----------         ---------       -----------

Gap                                   $   17,863       $   (49,773)      $   26,465         $  88,236       $    82,791
                                      ==========       ===========       ==========         =========       ===========

         Management with the assistance of outside advisors is continually looking for opportunities that can minimize market price risk or interest rate risk, and thus improve the quality of the portfolio.

LIQUIDITY

         Historically, the primary source of liquidity for the Company has been core deposits. This is true for 1997 as well. Deposits increased $50.1 million for 1998 compared to $2.9 million for 1997 and $34.3 million for 1996.

         The loan to deposit ratio decreased for 1998 to 79.6 percent compared to 86.3 percent for 1997 and 84.1 percent for 1996.

         Short-term marketable debt securities has also provided the Company with liquidity. Securities maturing in one year or less amounted to a market value of $22.1 million as of December 31, 1998 compared to $18.8 million as of December 31, 1997 and $20 million as of December 31, 1996. This is 18.2 percent of total marketable debt securities for 1998 compared to 17.6 percent for 1997, and 20.4 percent for 1996.

         Still another source of liquidity are Federal Funds Sold. Federal Funds Sold which are for very short durations of time increased $12.6 million to $19 million.

RESULTS OF OPERATIONS

OVERVIEW

         Net operating income for 1998 was $7.6 million, a 12.9 percent increase over 1997's net income of $6.8 million. Net income for 1996 was $5.5 million. Net interest margin before provision for loan losses increased 9.4 percent to $20.1 million from $19 million for 1997. Net interest margin for 1997 increased
8.5 percent to $19 million over the $17.5 million for 1996.

INTEREST INCOME

         Interest income and fees on loans and leases increased 6 percent for 1998 to $36.3 million over 1997 levels of $34.2 million. This compares to interest and fee income of $32.4 million for 1996. All of the increase in interest income for 1998 can be attributed to an increase in lending activities.

         Interest income on the investment portfolio for 1998 was $5.7 million compared to 1997 and 1996 which was $5.5 million.

INTEREST EXPENSE

         Interest expense on deposits increased to $21.1 million for 1998 compared to $20.3 million for 1997 and $19.9 million for 1996. This increase is due to an increase in deposits.

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

         The provision for loan losses charged against income for 1998 was $892 thousand compared to $1.1 million for 1997 and 1996.

OTHER INCOME

         Other operating income increased by $1.1 million for 1998 to $4 million. This compares to an increase of $558 thousand for 1997 over 1996 to $2.9 million, up from $2.4 million for 1996. Increases in miscellaneous customer fees, MasterCard fees, and loan servicing fees accounts for the bulk of this increase.

OTHER OPERATING EXPENSES

         Operating expenses increased $1.8 million to $12.9 million over 1997 operating expenses of $11 million. Most of this increase was due to payroll costs in terms of increases in both number of employees and salary increases. Operating expenses for 1997 had increased slightly over 1996 operating expenses of $10.9 million.

OTHER ACCOUNTING ISSUES

         Management is currently reviewing the Year 2000 situation in order to address potential problems that may occur in time to take corrective action. The service center which the Bank uses to process its transactions have assured the Bank that the software used has already been or will be updated to accept Year 2000 dates and transactions. The Bank's internal management information systems personnel are also working diligently to address Year 2000 problems that may exist with the Bank's hardware.

         At this time, management believes that the transition into the next century can be conducted smoothly and with minimum additional costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants

MESSAGE FROM MANAGEMENT:

It is with great pride that we can report 1998 was another year of increased earnings. It was one of the best years in our history in terms of finanical performance. Capital accounts have increased to $55,350,000 with net income of $7,657,000 or $5.89 per share as compared to $5.22 in 1997. This resulted in an impressive 14.46 percent Return on Average Equity and 1.38 percent Return on Average Assets and a new high in assets of $585,869,000. Farmers & Merchants Bancorp, Inc. was highlighted by strong revenue growth along with excellent asset quality, proper management of interest rate and control of overhead expenses.

We are most proud of the effort and performance of our 223 employees. They accomplished a great deal this year, producing strong sales performance while upgrading systems and preparing for Year 2000. This was all delivered without sacrificing the finanical performance with you have come to expect. These accomplishments along with the opportunities created by changes in the competitive environment of several key markets, certainly make us optimistic about our prospects for the future. We must, however, always remain aware of the challenges that growth creates and stay dedicated to delivering top-notch service and high quality shareholder returns.

1998 financial performance was also highlighted by improving our net interest margin. Our balance sheet is solid and provides considerable financial flexibility. The net interest margin continues to improve from a focus on better earning-asset and deposit mix.

Among the events of 1998, the completion of the new Montpelier Office is the most noteworthy. With the addition of the new Eastside Office, giving us drive-up service along with an Automated Teller Machine (ATM), we are able to better serve our customers in the Montpelier area. ATMs were also placed in R & H Restaurant in Fayette, Ohio, and Beck's Country Store in Ridgeville Corners, Ohio. This brings the total ATMs in our banking system to seventeen. With more and more companies going to Direct Deposit for their payrolls, this is a service we must expand.

This past year, there has been a lot written concerning the Year 2000 Issue and the effect it could have on the economy. The banking industry has been among the most aggressive in readiness for Year 2000. We have taken this issue very seriously and are following the necessary steps to make certain that January 3, 2000, is just another business day. We are also working closely with our business partners to ensure they will be ready.

We expect 1999 to be another successful year but not without its challenges. Even though our net interest margin has improved, it will still take sharp pricing and control of overhead expenses to maintain this improvement. 1999 will also see the introduction of a new service for the Farmers & Merchants Bancorp, Inc., that being a full service Brokerage Department headed by Mr. Brett Kahrs. This is another step your bank is taking to make sure that we can provide our customers a full range of financial services.

We sincerely thank all of our employees, customers, Board of Directors, Advisory Boards, and the continued confidence of our shareholders. We look forward to capitalizing on the opportunities and meeting the challenges that await us in 1999.



Joe E. Crossgrove                                         Charles E. Lugbill
President and Chief Executive Officer                     Chairman of the Board

DIRECTORS

CHARLES E. LUGBILL
Chairman of the Board
The Farmers & Merchants State
Bank

EUGENE D. BERNATH
Farmer

JERRY L. BOYERS
President
Edifice Construction Management

JOE E. CROSSGROVE
President
Chief Executive Officer
The Farmers & Merchants State
Bank

ROBERT G. FREY
President
E. H. Frey & Sons, Inc.

LEE E. GRAFFICE
President
Graffice Motor Sales

JACK C. JOHNSON
President
Hawk's Clothing, Inc.
Partner
REJO Partnership

DEAN E. MILLER
President
MBC Holdings, Inc.

DALE L. NAFZIGER
Retired

HAROLD H. PLASSMAN
Attorney
Plassman, Rupp, Hensal & Short

JAMES L. PROVOST
Retired
Dyer & McDermott, Inc.

JAMES C. SANEHOLTZ
President
Saneholtz-McKarns, Inc.

MAYNARD SAUDER
President
Sauder Woodworking Co.

MERLE J. SHORT
Farmer
President
Promow, Inc.

STEVEN J. WYSE
President
Granite Industries

DIRECTOR EMERITUS

ELIAS H. FREY
KENNETH E. STAMM
ROBERT H. STOTZER
ROBERT V. WHITMER


ARCHBOLD MAIN OFFICE

CHARLES E. LUGBILL
Chairman of the Board

JOE E. CROSSGROVE
President
Chief Executive Officer

MAYNARD SAUDER
Vice President

EUGENE D. BERNATH
Vice President

EDWARD A. LEININGER
Executive Vice President
Commercial Loan Officer

REX D. RICE
Executive Vice President
Chief Lending Officer

GEORGE JELEN
Asst. Vice President
Secondary Market Officer
Loan Underwriter

RANDAL H. SCHROEDER
Asst. Vice President
Chief Operations Officer

MICHAEL D. CULLER
Asst. Vice President
Chief Agri Finance Officer

BARBARA J. BRITENRIKER
Vice President
Comptroller & Chief Financial Officer

DIANN K. MEYER
Asst. Vice President
Human Resource Officer

KENT E. ROTH
Auditor
Security Officer


MARILYN K. JOHNSON
Assistant Cashier
Compliance and CRA
Officer

JUDITH A. WARNCKE
Asst. Cashier
Marketing Officer

J. SCOTT MILLER
Asst. Cashier
Agri Finance Officer

DEBRA J. KAUFFMAN
Asst. Cashier & Consumer
Lending Officer
Asst. Corporate Secretary

JANE C. BRUNER
Assistant Cashier
Operations Supervisor

JOYCE G. KINSMAN
Assistant Cashier
Loan Review Officer

BRETT J. KAHRS
Senior Investment Executive


ARCHBOLD WOODLAND
OFFICE

DEBORAH L. STONER
Asst. Vice President
Branch Manager

DIANE J. SWISHER
Asst. Cashier
Asst. Branch Manager


ARCHBOLD ADVISORY BOARD

DEXTER L. BENECKE
Vice President
Benecke Trucking, Inc.
Alex Products, Inc.

BRUCE C. LAUBER
President
Lauber Manufacturing Co.

JO ELLEN HORNISH
President
Hornish Brothers, Inc.

ANTHONY J. RUPP
President
Rupp Furniture Co.

GENE SCHAFFNER
Farmer

GEORGE F. STOTZER
Partner
Stotzer Do-It Center


WAUSEON SHOOP OFFICE

ALLEN G. LANTZ
Vice President
Branch Manager

GLORIA GUNN
Asst. Vice President
Asst. Branch Manager

JERRY A. BORTON
Assistant Cashier
Agri Finance Officer


WAUSEON DOWNTOWN
OFFICE

CAROL J. ENGLAND
Asst. Vice President
Branch Manager
Corporate Secretary

JEAN E. HORWATH
Asst. Cashier
Asst. Branch Manager


WAUSEON ADVISORY BOARD

RICHARD L. ELROD
President
Mustang Corporation

WARREN A. KAHRS
President
Kahrs Tractor Sales, Inc.

JOSEPH H. KOLB
Owner
Kolb & Son

JULIAN GIOVARELLI
President
Gio Sales, Inc.

SANDRA K. BARBER
Fulton County Recorder
Chairman, Ohio Lottery Commission

DR. KENNETH H. KLING
Owner
Fulton County Vision Services

STRYKER OFFICE

RONALD D. SHORT
Asst. Vice President
Branch Manager

PATTI L. ROSEBROCK
Asst. Cashier
Asst. Branch Manager


STRYKER ADVISORY
BOARD

FRED W. GRISIER
Owner
Grisier Funeral Home

RICHARD E. RAKER
Owner
Raker Oil Company

STEVEN PLANSON
Farmer

WILLIAM J. BRENNER
Attorney


WEST UNITY OFFICE

LEWIS D. HILKERT
Vice President
Branch Manager

PATRICIA R. BURKHOLDER
Assistant Cashier
Assistant Branch Manager


WEST UNITY ADVISORY
BOARD

ALVIN E. CAROTHERS
Farmer

BEN G. WESTFALL
President
Westfall Realty, Inc.

TED W. MANEVAL
Farmer

R. BURDELL COLON
President
Rup-Col., Inc.

CHARLES W. KLINGER
Pharmacist
Klinger Pharmacy

DELTA OFFICE

CYNTHIA K. KNAUER
Asst. Vice President
Branch Manager

BARRY N. GRAY
Assistant Cashier
Asst. Branch Manager


DELTA ADVISORY BOARD

TERRY J. KAPER
Attorney
Barber, Kaper, Stamm & Robinson

DONALD C. EICHER
Retired Grocer

ROBERT E. GILDERS
Chairman
GB Manufacturing

EUGENE BURKHOLDER
President
Falor Farm Center

AL KREUZ
Retired Fulton County
Commissioner


BRYAN EAST HIGH OFFICE

DAVID C. FRAZER
Assistant Vice President
Branch Manager

CAROL L. CHURCH
Assistant Cashier
Assistant Branch Manager


SOUTHTOWNE OFFICE

MICHAEL T. SMITH
Assistant Cashier
Branch Manager

RUTH M. FORD
Assistant Branch Manager

RICHARD C. BRUCE
Assistant Vice President
Commercial Loan Officer

BRYAN ADVISORY BOARD

W. PAUL TRODER
President
Allied Moulded Products, Inc.

RUSTY BRUNICARDI
President
Chief Executive Officer
Community Hospital of Williams
Co., Inc.

D. ROBERT SHAFFER
Farmer

DR. C. NICHOLAS WALZ
Partner
Williams County Family Medical
Center

PAUL R. MANLEY
Vice President Manufacturing
Ohio Art Co.


MONTPELIER WEST MAIN
OFFICE

LANCE D. NOFZIGER
Branch Manager


MONTPELIER EASTSIDE
OFFICE

JOHN S. FEE
Asst. Vice President
Branch Manager


MONTPELIER ADVISORY
BOARD

GREGORY D. SHOUP
President
Peltcs Lumber Co., Inc.

RICHARD S. DYE
Minister
Munson United Brethern Church

ROBERT D. MERCER
President
Bob Mercer Realty and
Auctions

GEORGE B. RINGS
Pharmacist
Rings Pharmacy

NAPOLEON OFFICE

STEPHEN E. JACKSON
Asst. Vice President
Branch Manager

DIANA J. DENNIE
Assistant Cashier
Assistant Branch Manager

MICHAEL F. SCHNITKEY
Assistant Cashier
Agri Finance Officer

RICHARD D. ERNEST
Assistant Cashier
Commerical Loan Officer


NAPOLEON ADVISORY BOARD

BARBARA C. SCHIE
Office Manager
Fulton Anesthesia Associates,
Inc.

DAVID M. DAMMAN
Farm Drainage Contractor
Farmer

JAMES T. VAN POPPEL
President
Van Poppel Corp.

DENNIS L. MEYER
Realtor
Ed Rohrs Realty
















            CHAIRMAN CHARLES LUGBILL WITH MANAGERS AT ANNUAL MEETING

         Seated from left: Cynthia Knauer, AVP/Delta Manager; Deborah Stoner, AVP/Archbold Woodland Manager; Carol England, AVP/Wauseon Downtown Manager. Second row from left: Charles Lugbill, Chairman of the Board; Steve Jackson, AVP/Napoleon Manager; Ronald Short, AVP/Stryker Manager. Back row from left: Joe Crossgrove, President and CEO; Michael Smith, AC/Bryan SouthTowne Manager; John Fee, AVP/Montpelier Eastside Manager; David Frazer, AVP/Bryan E. High Manager; Allen Lantz, VP/Wauseon Shoop Manager; Lewis Hilkert, VP/West Unity Manager.

MESSAGE TO OUR SHAREHOLDERS:

                   UPDATE ON YEAR 2000 (Y2K) READINESS PROGRAM

With the Year 2000 rapidly approaching, our twelve member Project Team continues to actively address and manage preparations for complete readiness. Members of the team were drawn from different areas of the bank to ensure all potential issues could be addressed. A detailed Work Plan directs all activities required to implement the five phases of Y2K readiness - AWARENESS, ASSESSMENT, RENOVATION, VALIDATION and IMPLEMENTATION.

Since the Year 2000 poses great concerns and complex challenges, a comprehensive approach has been developed to identify, modify and test all systems and components which require changes in order to accurately handle and process information in the Year 2000 and thereafter. Our efforts focus on six key areas of exposure: 1) Computer technology and operating systems, 2) Software applications, 3) Automated processing functions, 4) Infrastructure, 5) Customer risk and 6) Legal risk.

Key customer concerns are ACCESS TO THEIR MONEY and ACCURACY OF THEIR ACCOUNT RECORDS. An essential part of our Year 2000 initiative is communication and customer awareness. Efforts focus on providing information on the bank and Year 2000, as well as educating our employees to effectively address customer questions and concerns.

A high priority status has been assigned to systems, applications and equipment vital to maintaining ongoing business functions and critical operations. Several key systems were awaiting upgrades at year end 1998. By maintaining close contact with our vendors and suppliers, we are confident those remaining changes will be timely and successful. Systems deemed Y2K compliant by vendors, as well as systems that have been replaced or upgraded, will require complete and thorough internal testing to ensure Year 2000 readiness.

Extensive testing and validation efforts focus on verification of critical information and calculations to ensure that computer interfaces accurately handle various dates and information. All critical systems must be thoroughly tested and retested, if needed, to ensure Year 2000 readiness. Testing and validation procedures will consume a major portion of our time in 1999.

Progress on the development of contingency plans for all mission critical systems continues. The plans will address potential Year 2000 problems and provide a detailed, well-planned methodology to quickly resolve a problem should one occur. An independent third party will be retained in 1999 to evaluate both our contingency planning process and testing procedures.

Risk assessments were developed for material customers, business partners and third parties who pose potential risks to the bank. Part of our Y2K compliance efforts will be continued monitoring in regard to their progress toward Year 2000 readiness.

With adequate preparations, the appropriate resources, and the involvement of senior management, our board of directors and employees, we anticipate minimal impact on our ability to deliver uninterrupted financial services to our customers. We will be prepared for "business as usual" on January 3, 2000.



Joe E. Crossgrove                         Marilyn K. Johnson
President & Chief Executive Officer       Assistant Cashier/Y2K Project Manager

THE STATEMENTS CONTAINED HEREIN ARE YEAR 2000 READINESS DISCLOSURES AS DEFINED IN THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT (S.2392: ENACTED 10/19/98)

                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS

                                December 31, 1998







                                                                                                               PAGE
Independent Auditors' Report                                                                                      6

Consolidated Balance Sheets                                                                                       7

Consolidated Statements of Income                                                                                 8

Consolidated Statements of Changes in
   Shareholders' Equity                                                                                           9

Consolidated Statements of Cash Flows                                                                            10

Notes to Consolidated Financial Statements                                                                  11 - 31

Supplementary Information:

     Independent Auditors' Report on
     Supplementary Information                                                                                   32

     Five Year Summary of Consolidated
     Operations                                                                                                  33


                     [KROUSE, KERN & CO., INC. LETTERHEAD]

January 13, 1999


Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                            INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of Farmers & Merchants Bancorp, Inc., Archbold, Ohio, and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and subsidiaries, as of December 31, 1998 and 1997, and the results of its consolidated operations and cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.



                                                   /s/ KROUSE, KERN & CO., INC.

                                                       KROUSE, KERN & CO., INC.

                           FARMERS & MERCHANTS, INC.

                          Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                     ASSETS


(In thousands)                                                                                      1998              1997
                                                                                             -------------    -------------
Cash and due from banks.........................................................             $      18,549    $      16,213
Interest bearing deposits with banks............................................                       100              100
Federal funds sold..............................................................                    19,045            6,485
Investment securities at market.................................................                   123,911           92,050
Loans, less allowance for loan losses of $5,850 for 1998 and $5,850 for
   1997.........................................................................                   401,192          397,295
Loans held for resale...........................................................                     6,013              856
Finance lease receivable........................................................                       516              492
Bank premises and equipment - net...............................................                     9,430            7,665
Accrued interest and other assets...............................................                     6,904            6,503
Deferred income tax asset.......................................................                       209              614
                                                                                             -------------    -------------
TOTAL ASSETS                                                                                 $     585,869    $     528,273
                                                                                             =============    =============
                                              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
       Demand...................................................................             $      52,631    $      51,163
       NOW accounts.............................................................                    43,775           48,264
       Savings..................................................................                   117,501           87,923
       Time....................................................................                    298,276          273,948
                                                                                             -------------    -------------
                  Total Deposits                                                                   512,183          461,298
Securities sold under agreement to repurchase...................................                     2,916            2,598
Other borrowings................................................................                    11,240           11,292
Dividend payable................................................................                       650              650
Accrued interest and other liabilities.........................................                     3,530            3,591
                                                                                             -------------    -------------
                  Total Liabilities                                                                530,519          479,429
                                                                                             -------------    -------------
SHAREHOLDERS' EQUITY:
     Common stock, no par value - authorized 1,500,000 shares; issued
       1,300,000 shares.........................................................                    12,677           12,677
     Undivided profits..........................................................                    41,002           35,165
     Accumulated Other Comprehensive Income:
          Net unrealized gain on securities available for sale (net of tax
             effect of $862 in 1998 and $515 in 1997)...........................                     1,671            1,002
                                                                                             -------------    -------------
                  Total Shareholders' Equity                                                        55,350           48,844
                                                                                             -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $     585,869    $     528,273
                                                                                             =============    =============



See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                        Consolidated Statements of Income
              for the years ended December 31, 1998, 1997 and 1996

(In thousands except for per share amounts)
INTEREST INCOME:                                                                1998              1997              1996
                                                                           -------------     -------------    -------------
     Interest and fees on loans...............................             $      36,296     $      34,229    $      32,339
     Interest on Investment Securities:
         U. S. Treasury securities............................                     1,216             1,507            1,493
         Securities of U. S. Government agencies..............                     2,211             2,045            2,095
         Obligations of states and political subdivisions.....                     1,473             1,234            1,220
         Obligations of domestic corporations.................                       822               719              707
     Interest on federal funds................................                       648               211              357
     Interest on deposits in banks............................                         5                 5                7
     Dividends................................................                       178               166              150
     Lease finance revenues...................................                        39                42               14
                                                                           -------------     -------------    -------------
                  Total Interest Income                                           42,888            40,158           38,382
                                                                           -------------     -------------    -------------
INTEREST EXPENSE:
     Interest on deposits.....................................                    21,182            20,276           19,943
     Interest on borrowed funds...............................                       903               863              962
                                                                           -------------     -------------    -------------
                  Total Interest Expense                                          22,085            21,139           20,905
                                                                           -------------     -------------    -------------
                  Net Interest Income                                             20,803            19,019           17,477
PROVISION FOR LOAN LOSSES........................................                    892             1,111            1,068
                                                                           -------------     -------------    -------------
                  Net Interest Income After Provision for
                    Loan Losses                                                   19,911            17,908           16,409
                                                                           -------------     -------------    -------------
OTHER INCOME:
     Service charges on deposit accounts......................                     1,320             1,152            1,097
     Other service charges and fees...........................                     2,706             1,787            1,275
     Net securities gains.....................................                         0                (4)               5
                                                                           -------------     -------------    -------------
                Total Other Income                                                 4,026             2,935            2,377
                                                                           -------------     -------------    -------------
OTHER EXPENSES:
     Salaries and wages.......................................                     5,438             4,404            4,849
     Pension and other employee benefits......................                     1,394             1,206            1,172
     Occupancy expense (net)..................................                       510               481              498
     Furniture and equipment expense..........................                       981               722              788
     Other operating expenses.................................                     4,544             4,218            3,684
                                                                           -------------     -------------    -------------
                Total Other Expenses                                              12,867            11,031           10,991
                                                                           -------------     -------------    -------------
INCOME BEFORE INCOME TAX                                                          11,070             9,812            7,795
INCOME TAXES..................................................                     3,413             3,035            2,312
                                                                           -------------     -------------    -------------
NET INCOME                                                                         7,657             6,777            5,483
OTHER COMPREHENSIVE INCOME:
     Unrealized gain (loss) on investment securities (net of
       taxes of 345, $157 and ($115) for 1998, 1997 and
       1996, respectively)....................................                       669               311             (228)
                                                                           -------------     -------------    -------------
COMPREHENSIVE INCOME                                                       $       8,326     $       7,088    $       5,255
                                                                           =============     =============    =============
NET OPERATING INCOME PER SHARE                                             $        5.89     $        5.22    $        4.22
                                                                           =============     =============    =============
COMPREHENSIVE INCOME PER SHARE                                             $        6.40     $        5.45    $        4.04
                                                                           =============     =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING                                        $   1,300,000         1,300,000        1,300,000
                                                                           =============     =============    =============


See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

                      Consolidated Statements of Changes in
                    Shareholders' Equity for the years ended
                        December 31, 1998, 1997 and 1996

                                                                                                                Accumulated
                                                                                                                   Other
                                                                                Common          Undivided      Comprehensive
(In thousands)                                                                  Stock           Profits           Income
                                                                           -------------     -------------      --------------
BALANCE AT DECEMBER 31, 1995..................................             $      12,677     $      26,025      $          919
     Net income for 1996......................................                         0             5,483                   0
     Unrealized losses on securities classified as Available
       for Sale (net of tax effect of ($115)).................                         0                 0                (228)
     Cash dividends ($1.15 per share).........................                         0            (1,495)                  0
                                                                           -------------     -------------      --------------

BALANCE AT DECEMBER 31, 1996                                                      12,677            30,013                 691
     Net income for 1997......................................                         0             6,777                   0
     Unrealized gains on securities classified as Available
       for Sale (net of tax effect of $157)...................                         0                 0                 311
     Cash dividends ($1.25 per share).........................                         0            (1,625)                  0
                                                                           -------------     -------------      --------------

BALANCE AT DECEMBER 31, 1997..................................                    12,677            35,165               1,002
     Net income for 1998......................................                         0             7,657                   0
     Unrealized gains on securities classified as Available
       for Sale (net of tax effect of $345)...................                         0                 0                 669
     Cash dividends ($1.40 per share).........................                         0            (1,820)                  0
                                                                           -------------     -------------      --------------

BALANCE AT DECEMBER 31, 1998                                               $      12,677     $      41,002      $        1,671
                                                                           =============     =============      ==============


See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

                      Consolidated Statements of Cash Flows
              for the years ended December 31, 1998, 1997 and 1996

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                         1998              1997              1996
                                                                           -------------     -------------    -------------
     Net income...................................................         $       7,657     $       6,777    $       5,483
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
         Depreciation.............................................                   943               700              798
         Premium amortization.....................................                   512               470              582
         Discount amortization....................................                  (120)             (155)            (196)
         Provision for loan losses................................                   892             1,111            1,068
         Provision for deferred income taxes......................                    52                43              266
         (Gain) loss on sale of fixed assets......................                    30                 0               (1)
         (Gain) loss on sale of investment securities.............                     0                 4               (5)
     Changes in Operating Assets and Liabilities:
         Accrued interest receivable and other assets.............                  (401)             (350)            (373)
         Accrued interest payable and other liabilities...........                   (61)              181              162
                                                                             -----------      ------------     ------------
                  Net Cash Provided by Operating Activities                        9,504             8,781            7,784
                                                                             -----------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.........................................                (2,740)             (789)          (1,175)
     Proceeds from maturities of available for sale securities....                22,000            23,546           30,890
     Proceeds from sale of available for sale securities..........                     0            10,363              255
     Purchase of available for sales securities...................               (53,051)          (23,928)         (48,724)
     Acquisition of stock by stock dividend (non-cash)............                  (177)             (165)            (150)
     Net increase in loans........................................                (9,946)          (30,362)         (30,354)
     Net increase in leases.......................................                   (24)             (173)            (257)
                                                                             -----------      ------------     ------------
                  Net Cash Used by Investing Activities                          (43,938)          (21,508)         (49,515)
                                                                             -----------      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits.....................................                50,885            22,921           34,387
     Net change in short term borrowings..........................                   318            (4,165)            (156)
     Increase in long-term borrowings.............................                 1,000             3,000                0
     Payments on long-term borrowings.............................                (1,053)             (707)            (665)
     Payments of dividends........................................                (1,820)           (1,495)          (1,625)
                                                                             -----------      ------------      ------------
                  Net Cash Provided by Financing Activities                       49,330            19,554           31,941
                                                                             -----------       -----------      ------------
Net change in cash and cash equivalents                                           14,896             6,827           (9,790)
Cash and cash equivalents - beginning of the year.................                22,798            15,971           25,761
                                                                             -----------      ------------     ------------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                  $    37,694      $     22,798      $    15,971
                                                                             ===========       ===========      ============
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
     Cash and cash due from banks.................................           $    18,549      $     16,213     $     15,871
     Interest bearing deposits....................................                   100               100              100
     Federal funds sold...........................................                19,045             6,485                0
                                                                             -----------      ------------     ------------
                                                                             $    37,694      $     22,798     $     15,971
                                                                             ===========      ============     ============
SUPPLEMENTARY CASH FLOW DISCLOSURES:
     Cash paid during the year for:
         Interest (net of amount capitalized).....................           $    22,020      $     21,136     $     20,969
         Income taxes.............................................           $     3,280      $      2,652     $      2,128



See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

             CONSOLIDATION POLICY:

             The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution, and the Farmers & Merchants Life Insurance Company, a life, accident and health insurance company.

             NATURE OF ACTIVITIES:

             The consolidated income of Farmers & Merchants Bancorp, Inc. is principally from income of the bank subsidiary, The Farmers & Merchants State Bank. The subsidiary Bank grants agribusiness, commercial, consumer and residential loans to customers primarily in northwest Ohio.

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

             CASH AND CASH EQUIVALENTS:

             For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. This includes cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

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

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
            (Continued)

             LOANS:

             Loans are stated at the amount of unpaid principal, reduced by unearned discounts and deferred loan fees and costs, as well as, by the allowance for loan losses. Interest on commercial, installment, and real estate loans is accrued on a daily basis based on the principal outstanding.

             Generally, a loan (including a loan considered impaired under Statement 114, "Accounting by Creditors for Impairment of a Loan") is classified as nonaccrual and the accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest and these loans are placed on a "cash basis" for purposes of income recognition. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal and accrued interest, and the loan is in the process of collection.

             Loans held for resale are valued at the lower of aggregate cost or market, market determined by current market quotations.

             Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as a net adjustment to the related loan's yield. The Bank is generally amortizing these costs over the contractual life of such loans. Fees related to standby letters of credit are recognized at the beginning of commitment period.

             ALLOWANCE FOR LOAN LOSSES:

             The allowance for possible loan losses is established through a provision for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

             Beginning in 1995, the Bank adopted Statement 114. Under the Standard when a loan is deemed to be impaired, that is, based on current information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collectible, the impairment is measured based on either the present value of expected future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. This impairment is credited to the allowance for loan losses.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
            (Continued)

             ALLOWANCE FOR LOAN LOSSES: (Continued)

             The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated future loan losses for on and off balance sheet credit exposure. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it may require material estimates including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

             SERVICING ASSETS AND LIABILITIES:

             The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities". FAS 125 requires that each time an entity undertakes an obligation to service financial assets, it shall recognize either a servicing asset or a servicing liability for that servicing contract at its fair market value. Servicing assets and liabilities are to be amortized in proportion to and over the period of estimated net servicing income.

             FINANCE LEASES:

             Finance leases are recorded at the sum of the minimum lease payments less any executory costs and profit thereon to be paid and any unguaranteed residual value. If the residual is guaranteed, it is included in the minimum lease payments. The difference between the gross investment in the lease and the cost is recorded as unearned income, which is amortized over the lease term by the interest method. The unearned interest is included in the balance sheet as a deduction from the related gross investment, which results in the net investment in the lease.

             BANK PREMISES AND EQUIPMENT:

             Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various properties and is computed using accelerated methods. Costs for maintenance and repairs are charged to operations as incurred.

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

             EARNINGS PER SHARE:

             Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each year, and any stock splits or dividends are retroactively recognized in all periods presented in the financial statements.

             COMPREHENSIVE INCOME:

             The Financial Accounting Standards Board has issued Statement No. 130, Reporting Comprehensive Income, that the Company is required to adopt for its year ended December 31, 1998. This pronouncement is not expected to have a significant impact on the Company's financial statements. The Statement establishes standards for reporting and presentation of comprehensive income and its components. The Statement requires that items recognized as components of comprehensive income be reported in the financial statements. The Statement also requires that a company classify items of other comprehensive income by their nature in the financial statements, and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of a statement of financial position. Comprehensive income of the Company currently consists of unrealized gains and losses on securities available for sale.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 2.  CASH AND FEDERAL FUNDS SOLD

             Banks are required to maintain reserve funds in vault cash and/or on deposit with the Federal Reserve Bank. The aggregate reserves required at December 31, 1998 and 1997 were $5.1 million and $3.7 million, respectively.

NOTE 3.  INVESTMENT SECURITIES

             The amortized cost and estimated market values of investments in securities as of December 31, 1998 and 1997 are detailed below. Fair market values are based on quoted market prices or dealer quotes except for domestic corporations stocks and Federal Home Loan Bank stock which are recorded at cost.

                                                                                 1998
                                                 -----------------------------------------------------------------
                                                      Gross               Gross             Gross          Gross
                                                    Amortized           Unrealized        Unrealized       Market
             (In thousands)                            Cost              Gains             Losses          Value
                                                 ------------       -------------      -----------   -------------

             Available for Sale:
                 U.S. Treasury                   $     16,792       $         320      $         0   $      17,112
                 U.S. Government
                    agency                             37,978                 614               18          38,574
                 Mortgage-Backed                       10,986                  56               49          10,993
                 State and political
                    subdivisions                       34,119               1,413               12          35,520
                 Obligation of
                    domestic
                    corporations                       18,905                 210                0          19,115
                 Stocks of domestic
                    corporations                           20                   0                0              20
                 Federal Home Loan Bank
                    stock (restricted)                  2,577                   0                0           2,577
                                                  -----------       -------------    -------------     -----------

                                                  $   121,377       $       2,613    $          79     $   123,911
                                                  ===========       =============    =============     ===========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 3.           INVESTMENT SECURITIES (Continued)

                                                                                      1997
                                                      -----------------------------------------------------------------
                                                          Gross               Gross             Gross          Gross
                                                        Amortized           Unrealized        Unrealized       Market
                  (In thousands)                           Cost              Gains             Losses          Value
                                                      ------------       -------------      ------------- -------------

                  Available for Sale:
                      U.S. Treasury                   $     22,200       $         195      $        22   $      22,373
                      U.S. Government
                         agency                             22,100                 224                2          22,322
                      Mortgage-Backed                        9,033                  24               66           8,991
                      State and political
                         subdivisions                       24,499               1,127                9          25,617
                      Obligation of
                         domestic
                         corporations                       10,282                  48                3          10,327
                      Stocks of domestic
                         corporations                           20                   0                0              20
                      Federal Home Loan Bank
                         stock (restricted)                  2,400                   0                0           2,400
                                                       -----------       -------------    -------------     -----------

                                                       $    90,534       $       1,618    $         102     $    92,050
                                                       ===========       =============    =============     ===========

                  The Federal Home Loan Bank stock is held as collateral security for all indebtedness of The Farmers & Merchants State Bank to the Federal Home Loan Bank.

                  The gross realized gains and losses for the years ended December 31, are presented below:

                  (In thousands)                             1998             1997              1996
                                                          -------------    -------------     -------------
                  Gross realized gains                    $           0    $           6     $           5
                                                          -------------    -------------     -------------

                  Gross realized losses                               0               10                 0
                                                          -------------    -------------     -------------

                  Net Realized Gains (Loss)               $           0    $          (4)    $           5
                                                          =============    =============     =============

                  The amortized cost and estimated market value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 3.           INVESTMENT SECURITIES (Continued)


                                                                           Investment Securities
                                                                             Available for Sale
                                                                       -----------------------------------
                                                                                                  Market
                  (In thousands)                                          Amortized Cost           Value
                  --------------                                       -----------------     -------------
                  Within one year                                          $    21,912         $    22,095
                  From one through five years                                   50,584              73,117
                  From five through ten years                                   38,854              17,989
                  After ten years                                                7,430               8,113
                                                                           -----------         -----------

                  Total                                                    $   118,780         $   121,314
                                                                           ===========         ===========

                  Investments with a carrying value of $66.9 million and $61.6 million at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

NOTE 4.           LOANS

                  Loans at December 31 consist of:

                  (In thousands)                                                  1998              1997
                  -------------                                            -------------     -------------
                  Real estate                                              $     194,662     $     204,770
                  Commercial and industrial                                       87,266            65,633
                  Agricultural (excluding real estate)                            38,882            44,939
                  Consumer and other loans                                        68,197            75,675
                  Overdrafts                                                         188                92
                  Commercial paper  13,648                                         7,837
                  Industrial Development Bonds                                     4,587             4,511
                                                                           -------------     -------------
                                                                                 407,430           403,457
                  Less: Deferred loan fees and costs                                (388)             (312)
                                                                           -------------     -------------
                                                                                 407,042           403,145
                  Less: Allowance for loan losses                                 (5,850)           (5,850)
                                                                           -------------     -------------

                  Loans - Net                                              $     401,192     $     397,295
                                                                           =============     =============

                  As of December 31, 1998 there were $578 thousand in commitments to lend additional funds to debtors whose loans are not performing.

                  $128.8 million in one to four family residential mortgage loans have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 4.           LOANS (Continued)

                  Senior officers and directors and their affiliated companies were indebted to the Bank in the aggregate of $8.6 and $6.1 million at December 31, 1998 and 1997, respectively. All such loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable loan transactions with other persons. Loans made during 1998 were $23.3 million and repayments were $20.8 million. In the opinion of management, these loans do not involve more than normal risk of collectibility or possess other unfavorable features.

                  Loans for which the Bank is providing collection services is $147.9, $98.6 and $76.2 million for 1998, 1997 and 1996, respectively. Servicing assets recognized during 1998 amounted to $855 thousand and amortization of servicing assets amounted to $306 thousand. The fair value of recognized servicing assets was $1.3 million, fair value being determined by the present value of expected future cash flows.
                  No allowance for impairment has been provided.

NOTE 5.           ALLOWANCE FOR POSSIBLE LOAN LOSSES

                  An analysis of the allowance for loan losses is as follows:

                  (In thousands)                                  1998             1997              1996
                  -------------                           -------------    -------------     -------------
                  Balance at beginning of year            $       5,850    $       5,500     $       5,500
                  Provision charged to operating
                    expenses                                        892            1,111             1,068
                  Loans charged-off                              (1,774)          (1,531)           (1,711)
                  Recoveries                                        882              770               643
                                                          -------------    -------------     -------------

                  Balance at End of Year                  $       5,850    $       5,850     $       5,500
                                                          =============    =============     =============

                  At December 31, 1998 and 1997, the recorded investment in loans considered impaired was $8.743 and $7.170 million, respectively, for which the related allowance for loan loss was $2.374 and $2.744 million, respectively. Of the $8.743 and $7.170 million in impaired loans for 1998 and 1997, respectively that were considered impaired, the recorded investment in impaired loans that have a related allowance for credit losses determined in accordance with SFAS No. 114 was $6.451 and $2.889 million, respectively. Average investment in impaired loans was $4.7 million, $3.2 million and $3.5 million for 1998, 1997 and 1996, respectively.

                  The Bank stops accruing interest income when a loan is deemed to be impaired, and recognizes interest income when the interest income is actually received. Interest income recognized on impaired loans was $172, $402, and $354 thousand for 1998, 1997 and 1996, respectively.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 6.           FINANCE LEASE RECEIVABLE

                  Finance leases as of December 31 are as follows:

                  (In thousands)                                                 1998              1997
                                                                           -------------     -------------
                  Gross investment in leases                               $         605     $         598
                  Unearned income                                                    (89)             (106)
                                                                           -------------     -------------

                  Finance Lease Receivable                                 $         516     $         492
                                                                           =============     =============

                  All amounts are considered collectible, and therefore, no allowance has been provided.

NOTE 7.           BANK PREMISES AND EQUIPMENT

                  The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

                  (In thousands)                                                  1998              1997
                  --------------                                           -------------     -------------
                  Land                                                     $       1,681     $       1,472
                  Buildings                                                        8,030             7,398
                  Furnishings                                                      5,867             4,605
                                                                           -------------     -------------
                                                                                  15,578            13,475
                  Less: Accumulated depreciation                                  (6,148)           (5,810)
                                                                           -------------     -------------

                  Banking Premises and Equipment - Net                     $       9,430     $       7,665
                                                                           =============     =============

NOTE 8.           DEPOSITS

                  Time deposits at December 31 consist of the following:

                  (In thousands)                                              1998              1997
                   ------------                                            -------------     -------
                  Time deposits under $100,000                             $     229,143     $     216,185
                  Time deposits of $100,000 or more                               69,133            57,763
                                                                           -------------     -------------

                                                                           $     298,276     $     273,948
                                                                           =============     =============

                  As of December 31, 1998 the aggregate amount of maturities for each of the five following years for time deposits having a remaining term of more than one year follows:

                                    1999                                   $     222,106
                                    2000                                          58,740
                                    2001                                           9,636
                                    2002                                           2,530
                                    2003                                           5,264
                                                                           -------------

                                                                           $     298,276
                                                                           =============

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 8.           DEPOSITS (Continued)

                  Deposits to related parties as of December 31, 1998 amounted to $14.8 million.

NOTE 9.           REPURCHASE AGREEMENTS

                  The Bank's policy requires U. S. Government securities as collateral for the underlying repurchase agreements. As of December 31, 1998 U. S. Treasury securities with a book value of $3.5 million were underlying the repurchase agreements and were under the Bank's control.

NOTE 10.          OTHER BORROWINGS

                  Other borrowings consisted of the following at December 31:


                  (In thousands)                                                           1998           1997
                  -------------                                                      -------------     ------------
                  Federal Home Loan Bank, various loans due in monthly
                    installments of $105 thousand plus an annual payment of $300 thousand including interest at varying rates from 5.40% to
                    6.75%. Notes are secured by a blanket lien on 100% of one to four family residential mortgage loan
                    portfolio.                                                       $      11,240     $      11,292
                                                                                     =============     =============

                  The following is a schedule by years of future minimum principal payments:


                                    Year Ended                              Principal
                                    December 31                             Payments
                                    -----------                            ---------
                                    1999                                   $       1,201
                                    2000                                           1,253
                                    2001                                           1,308
                                    2002                                           1,367
                                    2003                                           1,409
                                    Thereafter                                     4,702
                                                                           -------------
                                                                           $      11,240
                                                                           =============


NOTE 11.          FEDERAL INCOME TAXES

                  Deferred tax assets and liabilities at December 31 are comprised of the following:

                  (In thousands)                                                 1998              1997
                   ------------                                            -------------     -------------
                  Deferred tax assets:
                      Allowance for loan losses                            $       1,702     $       1,702
                      Other                                                           12                 8
                                                                           -------------     -------------
                                                                                   1,714             1,710
                                                                           -------------     -------------

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 11.          FEDERAL INCOME TAXES (Continued)

                                                                                  1998              1997
                                                                           -------------     -------------
                  Deferred tax liabilities:
                      Accreted discounts on bonds                                     35               103
                      FHLB stock dividends                                           293               233
                      Mortgage servicing rights                                      312               245
                      Other                                                            3                 0
                      Net unrealized gain on securities
                         Available for sale                                          862               515
                                                                           -------------     -------------

                                                                                   1,505             1,096
                                                                           -------------     -------------

                  Net Deferred Tax Assets                                  $         209     $         614
                                                                           =============     =============

                  The components of income tax expense for the years ended December 31 are as follows:

                  (in thousands)                                1998             1997              1996
                                                          -------------    -------------     -------------
                  Current:
                      Federal                             $       3,361    $       2,993     $       2,043
                  Deferred:
                      Federal                                        52               42               269
                                                          -------------    -------------     -------------

                                                          $       3,413    $       3,035     $       2,312
                                                          =============    =============     =============

                  Income tax at statutory rates           $       3,771    $       3,354     $       2,650
                  Tax effect of:
                      Tax exempt interest                          (428)            (384)             (406)
                      Costs attributable to tax
                         exempt interest                             70               63                59
                      Other items, net                                0                2                 9
                                                          -------------    -------------     -------------

                  Income Tax Cost                         $       3,413    $       3,035     $       2,312
                                                          =============    =============     =============

NOTE 12.          RETIREMENT INCOME PLAN

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

                    FARMERS & MERCHANTS BANCORP, INC.

NOTE 12.          RETIREMENT INCOME PLAN (Continued)

                  The plan calls for only lump-sum distributions upon either termination of employment, retirement, death or disability.

                  Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $446, $315, and $267 thousand for 1998, 1997 and 1996, respectively.

NOTE 13.          RELATED PARTY TRANSACTIONS

                  The Bank has conducted transactions with its officers and directors as set forth in Note 4.

NOTE 14.          COMMITMENTS AND CONTINGENT LIABILITIES

                  The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1998 and 1997 is as follows:


                                                                                    Notational Amount
                  (In thousands)                                                  1998              1997
                   ------------                                            -------------     -------------
                  Commitments to extend credit                             $      76,651     $      62,486
                  Credit card arrangements                                        10,237             9,619
                  Standby letters of credit                                        1,419             2,299

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

NOTE 15.          CONCENTRATIONS OF CREDIT

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

                    FARMERS & MERCHANTS BANCORP, INC.

NOTE 16.          REGULATORY CAPITAL REQUIREMENTS

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

                  Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain certain minimum amounts and ratios of total and Tier 1 capital (as defined) to average assets (as defined). Management believes the Bank meets all capital adequacy requirements to which they are subject as of December 31, 1998.

                  To be categorized as well capitalized, the Company must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the minimum requirements column below. A comparison of the Company's capital as of December 31, 1998 and 1997 with the minimum requirement is presented below:

                                                                       Actual
                                                          ------------------------------        Minimum
                                                             1998             1997            Requirements
                                                          -------------    -------------     -------------
                  Tier 1 Risk-based Capital:
                      Company                                 11.80%            10.05%              4.00%
                      The Farmers & Merchants
                         State Bank                           10.33%             9.58%              4.00%
                  Total Risk-based Capital:
                      Company                                 13.44%            12.98%              8.00%
                      The Farmers & Merchants
                         State Bank                           13.97%            13.44%              8.00%
                  Leverage Ratio:
                      Company                                  9.17%             9.06%              4.00%
                      The Farmers & Merchants
                         State Bank                            7.53%             7.06%              4.00%

                  According to regulatory guidelines, the Bank is considered to be "well capitalized".

                  The Bank is restricted as to the amount of dividends which can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $6.2 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

                    FARMERS & MERCHANTS BANCORP, INC.

NOTE 17.          FAIR VALUE INFORMATION AND INTEREST RATE RISK

                  Fair values of financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

                  The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1998 and 1997 are reflected below:

                                                                             1998                    1997
                                                                     ------------------------  ------------------------
                                                                          Book        Fair        Book          Fair
                  (In thousands)                                          Value      Value        Value        Value
                                                                     -----------  -----------  -----------   ----------
                  Financial Assets:
                      Cash                                           $    18,649    $  18,649    $  16,313    $  16,313
                      Interest bearing
                         deposits                                            100          100            0            0
                      Federal funds sold                                  19,045       19,045        6,485        6,485
                      Investment Securities:
                         Available for sale                              123,911      123,911       92,050       92,050
                         Net loans                                       407,721      422,147      398,643      406,323
                         Accrued interest
                           receivable                                      5,187        5,187        5,069        5,069

                      Financial Liabilities:
                           Deposits                                  $   512,183    $ 515,500  $   461,298  $   462,967
                           Short-term borrowing:
                               Federal funds
                                 purchased
                               Securities sold
                                 under agreement
                                 to repurchase                             2,916        2,916        2,598        2,598
                           Other borrowing                                11,240       11,341       11,292       11,642
                           Accrued interest payable                        1,991        1,991        1,926        1,926

                  The following assumptions and methods were used in estimating the fair value for financial instruments:

                           CASH AND SHORT-TERM INVESTMENTS:

                           For cash on hand and in banks, as well as, federal funds sold, the carrying amount is a reasonable estimate of fair value.

                    FARMERS & MERCHANTS BANCORP, INC.

NOTE 17.          FAIR VALUE INFORMATION AND INTEREST RATE RISK (Continued)

                           INVESTMENT SECURITIES:

                           Fair value is based on quoted market prices or dealer quotes. See Note 3, Investment Securities, for additional information.

                           STOCK IN FEDERAL HOME LOAN BANK:

                           No ready market exists for the stock, and it has no quoted market value. The stock is redeemable at par; therefore, fair value equals cost.

                           LOANS:

                           Most commercial and real estate mortgage loans are made on a variable rate basis. For those variable-rate loans that reprice frequently, and with no significant change in credit risk, fair values are based on carrying values. The estimated fair value of the fixed rate loan portfolio is based on expected future cash flows discounted by an appropriate rate derived in part from the Treasury yield curve.

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

                           ACCRUED INTEREST RECEIVABLE AND PAYABLE

                           The carrying amounts of accrued interest approximate their fair values.

                    FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                                      BALANCE SHEETS
                  (In thousands)                                                 1998              1997
                   ------------                                            -------------     -------------
                  ASSETS:
                    Cash                                                   $         685     $         816
                    Related party receivables:
                         Dividends                                                    52               650
                         Note receivable                                          10,000            10,000
                    Investment in subsidiaries                                    45,617            38,207
                                                                           -------------     -------------

                  TOTAL ASSETS                                             $      56,354     $      49,673
                                                                           =============     =============

                  LIABILITIES:
                      Accrued expenses                                     $         354     $         179
                      Dividends payable                                              650               650
                                                                           -------------     -------------

                         Total Liabilities                                         1,004               829
                                                                           -------------     -------------

                  SHAREHOLDERS' EQUITY:
                    Common stock, no par value -
                      authorized 1,500,000 shares;
                      issued 1,300,000 shares                                     12,677            12,677
                    Undivided profits                                             41,002            35,165
                    Unrealized gain on securities
                      classified as Available for
                      Sale (net of tax effect of
                      $862 for 1998 and $515 for
                      1997)                                                        1,671             1,002
                                                                           -------------     -------------

                                                                                  55,350            48,844
                                                                           -------------     -------------

                  LIABILITIES AND SHAREHOLDERS'
                    EQUITY                                                 $      56,354     $      49,673
                                                                           =============     =============

                    FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                                                   STATEMENTS OF INCOME

                  (In thousands)                                      1998             1997              1996
                  -------------                                   --------------    -------------    --------------
                  INCOME:
                      Equity in net income of subsidiaries        $        7,313    $       6,406    $        5,510
                      Interest income                                        600              600                 0
                                                                  --------------    -------------    --------------

                         Total Income                                      7,913            7,006             5,510
                                                                  --------------    -------------    --------------

                  EXPENSES:
                      Miscellaneous                                           19               16                17
                      Professional fees                                       16               15                15
                      Supplies                                                 6                6                 8
                      Taxes                                                   39                1                 1
                                                                  --------------    -------------    --------------

                         Total Expenses                                       80               38                41
                                                                  --------------    -------------    --------------

                  INCOME BEFORE INCOME TAXES                               7,833            6,968             5,469

                  INCOME TAXES (BENEFITS)                                    176              191               (14)
                                                                  --------------    -------------    --------------

                  NET INCOME                                      $        7,657    $       6,777    $        5,483
                                                                  ==============    =============    ==============

                    FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                               Accumulated
                                                                                                  Other
                                                                Common        Undivided       Comprehensive
                  (In thousands)                                  Stock         Profits           Income
                   -------------                                -----------  -------------   -----------
                  BALANCE at December 31, 1995                  $    12,677   $     26,025      $        919
                      Net income for 1996                                 0          5,483                 0
                      Unrealized losses on securities
                         classified as Available for Sale
                         (net of tax effect of ($115))                    0              0              (228)
                      Dividends ($1.15 per share)                         0         (1,495)                0
                                                                -----------   ------------      ------------

                  BALANCE at December 31, 1996                       12,677         30,013               691
                      Net income for 1997                                 0          6,777                 0
                      Unrealized gains on securities
                         classified as Available for Sale
                         (net of tax effect of $153)                      0              0               311
                      Dividends ($1.25 per share)                         0         (1,625)                0
                                                                -----------   ------------      ------------


                  BALANCE at December 31, 1997                       12,677         35,165             1,002
                      Net income for 1998                                 0          7,657                 0
                      Unrealized gains on securities
                         classified as Available for Sale
                         (net of tax effect of $345)                      0              0               669
                      Dividends ($1.40 per share)                         0         (1,820)                0
                                                                -----------     ----------     -------------

                  BALANCE AT DECEMBER 31, 1998                  $    12,677   $     41,002      $      1,671
                                                                ===========   ============      ============

                    FARMERS & MERCHANTS BANCORP, INC.

NOTE 18.          FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
                    FINANCIAL INFORMATION (Continued)

                                                 STATEMENTS OF CASH FLOWS

                  (In thousands)                                       1998             1997              1996
                   ------------                                 ----------------  ---------------  ----------------
                  CASH FLOWS FROM OPERATING
                    ACTIVITIES:
                      Net income                                $          7,657  $         6,777   $         5,483
                      Adjustments to Reconcile Net
                         Income to Net Cash Provided
                         by Operating Activities:
                           Equity in undistributed net
                             income of subsidiaries                       (6,143)          (4,910)            6,316
                      Changes in Operating Assets and
                         Liabilities:
                           Income tax receivable                               0              190                10
                           Accrued expenses                                  175                0                 0
                                                                ----------------  ---------------  ----------------

                      Net Cash Provided by Operating
                         Activities                                        1,689            2,057            11,809
                                                                ----------------  ---------------  ----------------

                  CASH FLOWS FROM INVESTING
                    ACTIVITIES:
                      (Loan) to repayment by
                         subsidiary                                            0                0           (10,000)
                                                                ----------------  ---------------  ----------------

                  CASH FLOWS FROM FINANCING
                    ACTIVITIES:
                      Payment of dividends                                (1,820)          (1,495)           (1,625)
                                                                ----------------  ---------------  ----------------

                  Net increase (decrease) in cash and
                    cash equivalents                                        (131)             562               184

                  Cash and cash equivalents - beginning
                    of year                                                  816              254                70
                                                                ----------------  ---------------  ----------------

                  CASH AND CASH EQUIVALENTS -
                    END OF YEAR                                 $            685  $           816  $            254
                                                                ================  ===============  ================

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18.          FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
                    FINANCIAL INFORMATION (Continued)

                           STOCK SPLIT:

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

NOTE 19.            YEAR 2000 COMPLIANCE

                  The year 2000 has presented a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether.

                  Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems. In 1997 the Company began the process of identifying the hardware and software issues required to be addressed to assure year 2000 compliance. The Company began by assessing the issues related to the year 2000 and the potential for those issues to adversely affect the Company's own operations and those of its subsidiaries.

                  Since that time the Company has established a Year 2000 Committee composed of representatives from key areas throughout the organization. It is the purpose of the Committee to identify areas subject to complications related to the year 2000 issues and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Committee has identified all mission-critical software and hardware that may be adversely affected by the year 2000, and has required vendors to represent that the systems and products provided are or will be 2000 compliant.

                  The Company expects that all mission-critical software will be upgraded to achieve year 2000 compliance and tested by June 30, 1999. In addition the Committee is developing contingency plans for business recovery should a mission-critical system fail at year end, as well as systems which do not become compliant by June 30, 1999.

                  The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its customers. The Committee has taken steps to educate and assist its customers with identifying their year 2000 compliance problems. In addition the Committee has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the year 2000.

NOTE 19.          YEAR 2000 COMPLIANCE (Continued)

                  Management believes that the Company has an effective company year 2000 compliance program in place and that additional expenditures required to bring its systems into compliance will not have a material adverse effect on the Company's operations, cash flows, or financial condition. Management expects total additional out of pocket expenditures to be approximately $200 thousand. This includes fees to outside consulting firms, costs to upgrade equipment specifically for the purpose of year 2000 compliance, and certain administrative expenditures. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

January 13, 1999



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                           INDEPENDENT AUDITORS' REPORT ON
                              SUPPLEMENTARY INFORMATION

Our report on our audits of the basic financial statements of Farmers & Merchants Bancorp, Inc., Archbold, Ohio, and its wholly-owned subsidiaries, The Farmers & Merchants State Bank and Farmers & Merchants Life Insurance Company for the years ended December 31, 1998 and 1997, appears on page 6. The examination was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The five year summary of operations is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                  /s/ KROUSE, KERN & CO., INC.

                                                      KROUSE, KERN & CO., INC.

                        FARMERS & MERCHANTS BANCORP, INC.

                  Five Year Summary of Consolidated Operations



(In thousands except for per share           1998           1997           1996           1995            1994
 ---------------------------------       -----------    -----------    -----------    -----------    -----------
   amounts)
   -------
Summary of Income:
    Interest income                      $    42,888    $    40,158    $    38,382    $    34,228    $    27,779
    Interest expense                          22,085         21,139         20,905         17,749         12,561
                                         -----------    -----------    -----------    -----------    -----------

        Net Interest Income                   20,803         19,019         17,477         16,479         15,218

    Provision for loan losses                    892          1,111          1,068            385            564
                                         -----------    -----------    -----------    -----------    -----------

    Net interest income after
       provision for loan losses              19,911         17,908         16,409         16,094         14,654
    Other income (expense)                    (8,841)        (8,096)        (8,614)        (8,594)        (7,939)
                                         -----------    -----------    -----------    -----------    -----------

    Earnings before federal
       income taxes                           11,070          9,812          7,795          7,500          6,715
    Income taxes                               3,413          3,035          2,312          2,203          1,749
                                         -----------    -----------    -----------    -----------    -----------

    Net income                           $     7,657    $     6,777    $     5,483    $     5,297    $     4,966
                                         ===========    ===========    ===========    ===========    ===========

    Per Share of Common Stock:
       Earnings per common share
        outstanding:
        (Based on the weighted average
        number of shares outstanding)
        (All per share amounts have
        been retroactively restated to
        reflect 5 for 1 stock split in

             Net income                  $      5.89    $      5.22    $      4.22    $      4.07    $      3.82
             Dividends                          1.40           1.25           1.15           1.10           1.00
             Weighted average number
               of shares outstanding       1,300,000      1,300,000      1,300,000      1,300,000      1,300,000

Year-end assets                          $   585,869    $   528,273    $   501,449    $   464,090    $   406,186
Average assets                               553,277        510,163        482,770        430,304        387,440
Year-end equity capital                       55,350         48,844         43,381         39,621         34,586
Average equity capital                        52,940         46,548         41,501         38,034         32,838


See Independent Auditors' Report
on Supplementary Information.

                       FARMERS & MERCHANTS BANCORP, INC.

                     Trading Market for the Company's Stock



The Company's stock is not actively traded on any exchange. The range and sales prices, based upon information that the Company has been made aware, are listed below:

                                                                                        Stock Prices
                                                                     -------------------------------------------------
                                                                     Quarter               Low                  High
                                                                     -------            ---------           ----------
1998 - by quarter                                                      1st              $   55.00            $   55.00
                                                                       2nd                  55.00                65.00
                                                                       3rd                  65.00                70.00
                                                                       4th                  70.00                75.00

1997 - by quarter                                                      1st              $   40.00            $   45.00
                                                                       2nd                  55.00                72.00
                                                                       3rd                  72.00                72.00
                                                                       4th                  65.00                70.00

Dividends declared on a quarterly basis for the last two fiscal years:

                                                                     Quarter              1998                 1997
                                                                     -------            ----------           ------
Dividends declared per share
                                                                       1st                $   .30               $  .25
                                                                       2nd                    .30                  .25
                                                                       3rd                    .30                  .25
                                                                       4th                    .50                  .50


                       FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT



FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Farmers & Merchants Bancorp, Inc. again reported another increase in consolidated operating earnings. Operating earnings for 1998 was $7.7 million compared to $6.8 million for 1997 representing an increase of almost $1 million or an increase of 13%. This increase was primarily the result of an increase in interest income from loans.

Consolidated assets grew by $57.6 million in 1998 to a record $585.9 million from consolidated assets of $528.3 million for 1997, representing a 10.9% increase. This increase in assets occurred primarily in the loan portfolio and investment securities available for sale.

The return on average assets and average shareholders' equity for 1998 was 1.38% and 14.46%, respectively. These returns compare to 1.33% average return on assets and 14.56% average return on shareholders' equity for 1997.

LIQUIDITY:

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis are among management's top priorities. This is accomplished by investing in assets such as U. S. Government, U. S. Agency, Municipal, and Corporate investment securities and Commercial Paper which can be converted to cash in a timely manner, as well as, maintaining appropriate levels of cash. The average aggregate balance of these assets was $121.7 million for 1998 representing 22% of total average assets.

CAPITAL RESOURCES:

Shareholders' equity was $55.3 million at December 31, 1998 compared to $48.8 million for 1997. The company continues to have a strong capital base and its bank subsidiary The Farmers & Merchants State Bank continues to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 1998, The Farmers & Merchants State Bank had a total risk-based capital ratio of 13.9% and a 10.3% core capital to risk-based asset ratio which are well in excess of regulatory guidelines. The bank's leverage ratio of 7.5% is also substantially in excess of regulatory guidelines. These ratios compare to 13.4%, 9.6% and 7.1%, respectively for 1997.

The Company's subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts.

                     [KROUSE, KERN & CO., INC. LETTERHEAD]


January 13, 1999



To the Board of Directors
The Farmers & Merchants State Bank
Archbold, Ohio

                            INDEPENDENT AUDITORS' REPORT

We have examined management's assertion that The Farmers & Merchants State Bank maintain a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1998, included in the accompanying management report.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing and evaluating the design and operating effectiveness of the internal control structure, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertions that The Farmers & Merchants State Bank maintained a system of internal control over financial reporting which is designed to provided reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1998, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



                                                   /S/ KROUSE, KERN & CO., INC.

                                                       KROUSE, KERN & CO., INC.

                  [FARMERS & MERCHANTS STATE BANK LETTERHEAD]


                                MANAGEMENT REPORT
                             as of December 31, 1998




FINANCIAL STATEMENTS

Management of The Farmers & Merchants State Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1998, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

INTERNAL CONTROLS

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed its internal control structure over financial reporting as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that The Farmers & Merchants State Bank maintained an effective internal control structure over financial reporting as of December 31, 1998.

DESIGNATED LAWS

Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes The Farmers & Merchants State Bank complied in all material respects, with those designated laws and regulations for the year ended December 31, 1998.

                       FARMERS & MERCHANTS BANCORP, INC.

                     SELECTED FINANCIAL DATA BY MANAGEMENT


Key Ratios:
                               1998      1997      1996      1995      1994
                              ------    ------    ------    ------    ------
Return on average equity      14.46%    14.56%    13.21%    13.93%    15.12%
Return on average assets       1.38%     1.33%     1.14%     1.23%     1.28%
Loan to deposit ratio         78.33%    86.31%    84.15%    84.06%    87.55%
Capital to assets ratio        9.45%     9.25%     8.65%     8.54%     8.51%


                    [GRAPH 1]                     [GRAPH 2]

           [Return on average equity]    [Return on average assets]



                    [GRAPH 3]                     [GRAPH 4]

             [Loan to deposit ratio]      [Capital to assets ratio]

                       FARMERS & MERCHANTS BANCORP, INC.
                     SELECTED FINANCIAL DATA BY MANAGEMENT

Other key selected highlights are depicted in the following graphs:


                                    1998           1997            1996            1995           1994
                                 ---------      ---------       ---------       ---------       ---------
Loans                            $ 401,192      $ 397,295       $ 368,900       $ 339,614       $ 301,522
Total Assets                       585,869        528,273         501,449         464,090         406,186
Shareholders' Equity                55,350         48,844          43,381          39,621          34,586
Interest Income                     42,888         40,158          38,382          34,228          27,779
Interest Expense                    22,085         21,139          20,905          17,749          12,561
Net Interest                        20,803         19,019          17,477          16,479          15,218
Other Expense                        8,841          8,096           8,614           8,594           7,940
Federal Income Tax                   3,413          3,035           2,312           2,203           1,749
Net Income                           7,657          6,777           5,483           5,297           4,965
Net Income per Share                  5.89           5.22            4.22            4.07            3.82
Dividends per Share                   1.40           1.25            1.15            1.10            1.00


                 [GRAPH 5]                                [GRAPH 6]

  [Shareholders' Equity/Loans/Total Assets]   [Interest Expense/Interest Income]




                 [GRAPH 7]                                [GRAPH 8]

 [Federal Income Tax/Net Income/Other Expense]       [Dividends per Share/
                                                     Net Income per Share]

                           1998 ANNUAL REPORT PHOTOS


                  OFFICERS REPRESENT BANK AT ANNUAL MEETING




Seated from left: Rex Rice, EVP/Chief Lending Officer; Joe Crossgrove, Pres. & CEO; Edward Leininger, EVP/Commercial Loan Officer; Second row from left:
Richard Ernest, AC/Commercial Loan Officer; Debra Kauffman, AC/Consumer Loan Officer; Joyce Kinsman, AC/Loan Review Officer; Barbara Britenriker, VP/Comptroller & CFO; Judith Warncke, AC/Marketing Officer; Marilyn Johnson, AC/Compliance & CRA Officer; George Jelen, AVP/Sec. Market Officer & Loan Underwriter; Diann Meyer, Asst. VP/Human Resource Officer; Kent Roth, Auditor & Security Officer; Randy Schroeder, AVP/Chief Operations Officer; Michael Culler, AVP/Chief Agri Finance Officer; Richard Bruce, AVP/Commercial Loan Officer

















                WAUSEON SHOOP OFFICE CELEBRATES 25TH ANNIVERSARY

   Allen Lantz, VP/Wauseon Shoop Manager, and Gloria Gunn, AVP/Asst. Manager,
               Serving refreshments during anniversary celebration

                            WAUSEON DOWNTOWN OFFICES
                               SERVES SUNDAES FOR
                          20TH ANNIVERSARY CELEBRATION

                   Kim Armstrong, Virginia Garrow and Melissa
                Robertson, Downtown office tellers, enjoying the
                   celebration by serving ice cream sundaes.




                             OPEN HOUSE AT ARCHBOLD
                                WOODLAND OFFICE

                          Deborah Stoner, AVP/Woodland
                       Manager, offers a big balloon to a
                        shy guest during the annual open
                               house celebration.




                            F & M IS BRANCHING OUT
                   The Swanton Banking Center sign announces
               the F & M's future presence in the Swanton area.

                          RONALD ROBINSON RETIRES FROM
                             STRYKER ADVISORY BOARD

                      Charles Lugbill, Chairman (left), and
                   Ronald Short, AVP/Stryker Manager (right),
                      present appreciation plaque to Ronald
                    Robinson for his many years of service on
                           the Stryker Advisory Board.

                   F & M SUPPORTS WILLIAMS CO. BEEF PRODUCERS

            Lewis Hilkert, VP/West Unity Manager, (right) along with
              West Unity Advisory Board Members, Burdell Colon and
             Ted Maneval, enjoying their shift at the Beef Producers
                     booth during the Williams County Fair.







                           BRYAN OFFICES SUPPORT BRYAN
                          ATHLETIC FIELD HOUSE PROJECT

                  Michael Smith, AC/ Bryan SouthTowne Manager,
          watches as David Frazer, AVP/Bryan E. High Manager, presents check to Tom Sprow, (center) member of
                Athletic Boosters field house steering committee.





                               DELTA OPEN HOUSE -
                              A TIME FOR FELLOWSHIP

                     From left, Delta Advisory Board Member
                     Al Kreuz and Barry Gray, AC/Delta Asst.
                        Manager, visiting with Char Kreuz
                               at the gift table.

                     MONTPELIER EMPLOYEES PARTICIPATE IN
                            SUMMERFEST "BED" RACE


              Montpelier West Main Teller, Roxanne Chamberlain,
                and her daughter team up with Molly Startzman,
              Montpelier Eastside Secretary, and Lance Nofziger,
           Montpelier West Main Manager for the annual "Bed" Race.


                         F & M TAKES THE BANK TO THE
                              HENRY COUNTY FAIR

                   Steve Jackson, AVP/Napoleon Manager, and
                 Diana Dennie, AC/Asst. Manager, ensuring the
                     ATM is ready for the Henry Co. Fair.


                             MONTPELIER EASTSIDE
                                RIBBON CUTTING

                    Joe Crossgrove, Pres & CEO, (far left)
                     along with Directors, Advisory Board
                        Members, Village of Montpelier
                       Officials, Montpelier Chamber of
                      Commerce Representative and F & M
                      officers and employees watch while
                      John Fee, AVP/Montpelier Eastside
                   Manager, cuts the ribbon at the opening
                           of the Eastside Office.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

              The information called for herein is presented below:

                                                                                                 Year First
                                                     Principal Occupation or                      Became
     Name                       Age               Employment for Past Five Years                  Director
----------------                ---            ----------------------------------                ----------
Charles Lugbill                     71         Chairman of the Board of Farmers                    1968
                                                 and Merchants Bancorp, Inc. and,
                                                 The Farmers & Merchants State
                                                 Bank

Eugene Bernath                      65         Farmer                                              1978

Jerry L. Boyers                     65         President, Edifice Construction                     1976
                                                 Management

Joe E. Crossgrove                   62         President, Chief Executive Officer                  1992
                                                 The Farmers & Merchants State
                                                 Bank

Robert G. Frey                      58         President, E. H. Frey & Sons, Inc.                  1987

Lee E. Graffice                     67         President, Graffice Motor Sales                     1983

Jack C. Johnson                     46         President, Hawk's Clothing, Inc.                    1991
                                                 Partner, REJO Partnership

Dean E. Miller                      54         President, MBC Holdings, Inc.                       1986

Dale L. Nafziger                    68         Retired                                             1969

Harold H. Plassman                  69         Attorney, Plassman, Rupp, Hensel                    1985
                                                 & Short

James L. Provost                    70         Retired, Dyer & McDermott, Inc.                     1995

James C. Saneholtz                  52         President, Saneholtz-McKarns, Inc.                  1995
`
Maynard Sauder                      66         President, Sauder Woodworking Co.                   1980

Merle J. Short                      58         Farmer, President of Promow, Inc.                   1987

Steven J. Wyse                      54         President, Granite Industries, Inc.                 1991

                               EXECUTIVE OFFICERS


                                                         Principal Occupation
      Name                      Age                     for Past Five Years
------------------              ---                     ------------------------

Charles Lugbill                 71             Secretary/Treasurer Agri Trading
                                                 Chairman of the Board of Farmers
                                                 & Merchants Bancorp, Inc. and,
                                                 The Farmers & Merchants State
                                                 Bank

Joe E. Crossgrove               62             President, Chief Executive Officer
                                                 The Farmers & Merchants State
                                                 Bank (since 1991) Executive Vice
                                                 President and Treasurer of Farmers
                                                 & Merchants Bancorp, Inc.
                                                 Director and Vice President of Farmers
                                                 & Merchants Life Insurance Co.

Rex D. Rice                     39             Vice President
                                               Chief Lending Officer

Edward Leininger                41             Vice President
                                               Commercial Loan Officer

Allen G. Lantz                  45             Vice President
                                               Branch Manager

Lewis Hilkert                   48             Vice President
                                               Branch Manager

Carol England                   58             Assistant Vice President
                                               Corporate Secretary
                                               Branch Manager

Ronald D. Short                 46             Assistant Vice President
                                               Branch Manager

Cynthia Knauer                  52             Assistant Vice President
                                               Branch Manager

Dave Frazier                    40             Assistant Vice President
                                               Branch Manager

John Fee                        38             Assistant Vice President
                                               Branch Manager

Steve Jackson                   44             Assistant Vice President
                                               Branch Manager

Deborah Stoner                  42             Assistant Vice President
                                               Branch Manager



Randal H. Schroeder             38             Assistant Vice President
                                               Chief Operations Officer

George Jelen                    47             Assistant Vice President
                                               Mortgage Loan Officer

Barbara Britenriker             37             Assistant Vice President
                                               Chief Financial Officer
                                               Comptroller

Michael D. Culler               40             Assistant Vice President
                                               Chief Agricultural Finance Officer

Diann K. Meyer                  38             Assistant Vice President
                                               Personnel Manager

Gloria Gunn                     41             Assistant Vice President
                                               Assistant Branch Manager

Richard Bruce                   51             Assistant Vice President
                                               Commercial Loan Officer

Kent Roth                       34             Auditor
                                               Bank Security Officer
                                               Bank Secrecy Officer

Marilyn Johnson                 42             Compliance Officer

Jean Horwath                    47             Assistant Cashier
                                               Assistant Branch Manager

Diane Swisher                   41             Assistant Cashier
                                               Assistant Branch Manager

Patti Rosebrock                 41             Assistant Cashier
                                               Assistant Branch Manager

Michael T. Smith                32             Assistant Cashier
                                               Branch Manager

Debra Kauffman                  38             Assistant Cashier
                                               Assistant Corporate Secretary
                                               Consumer Loan Officer

J. Scott Miller                 42             Assistant Cashier
                                               Assistant Agri-Finance Officer

Judy Warncke                    50             Assistant Cashier
                                               Marketing Officer

Diana Dennie                    36             Assistant Cashier
                                               Branch Manager



Jerry Borton                    49             Assistant Cashier
                                               Loan Officer

Joyce G. Kinsman                29             Assistant Cashier
                                               Loan Review Officer

Richard D. Ernest               34             Assistant Cashier
                                               Asset Recovery Officer

Jane Bruner                     38             Assistant Cashier
                                               Operations Supervisor

Barry Gray                      38             Assistant Cashier
                                               Assistant Branch Manager

Kevin Gray                      26             Assistant Cashier
                                               Assistant Branch Manager

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

         The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 10, 1999 is incorporated herein by reference.

         The directors of Farmers & Merchants Bancorp, Inc. are also the directors of The Farmers & Merchants State Bank and Farmers & Merchants Life Insurance Co.

         The Board of Directors met twenty-six times during the 1998 calendar year. All current directors of the Corporation attended at least seventy-five percent of the meetings of the Board. Average attendance at Board meetings held during the year was ninety percent.

         Directors received, as directors' fees, $300 for each board meeting, plus a bonus of $600 for 1998.

         The Subsidiary Bank Board of Directors met semi-monthly during 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 10, 1999, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHER

         There are no transactions to report.

CERTAIN BUSINESS RELATIONSHIPS

         No family relationships exist between any executive officers of the Bank.

LOANS TO RELATED PARTIES

         This information is presented on page 18, Note 4 of the Annual Report to shareholders, and is incorporated herein by reference.

CERTAIN BUSINESS RELATIONSHIPS

         The company retained the law firm of Plassman, Rupp, Hensal and Short in 1988. One of the principals, Harold Plassman, is a member of the Board of Directors. During 1998 the company paid fees to Plassman, Rupp, Hensal and Short for routine legal services. It is the company's intention to retain the law firm in 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K



         (a)      The following documents are filed as part of this report:

                                                                                               Annual Report
                                                                                               -------------
                  (1)      Financial Statements
                           Report of Independent Accountants                                     Page 6
                           Consolidated Balance Sheets                                           Page 7
                           Consolidated Statements of Income                                     Page 8
                           Consolidated Statements of Changes in
                           Shareholders' Equity                                                  Page 9
                           Consolidated Statements of Cash Flows                                 Page 10
                           Notes to Consolidated Financial Statements                            Pages 11 - 31
                  (2)      Financial Statement Schedules
                           Independent Auditors' Report on Additional
                           Information                                                           Page 32
                           Five Year Summary of Operations                                       Pages 33 - 35
                  (3)      Other Information
                           Trading Market for the Company's Stock                                Page 34
                           Selected Financial Data by Management                                 Page 35
                           Independent Auditors' Report                                          Page 36
                           Management Report                                                     Page 37
                           Selected Financial Data by Management                                 Pages 38 - 39
                           1998 Annual Report Photos                                             Pages 40 - 43
                  (4)      Exhibits
                           (3.1)    Articles of Incorporation have been
                                    submitted with previous 10-K reports.
                           (13.1)   1998 Annual Report to Shareholders (contained herein)
                           (23.1)   Notice of Annual Meeting and Proxy Statement
         (b)      Reports on Form 8-K
                  None
         (c)      Exhibits required by Item 601.
                  None required
         (d)      Schedules required by Regulation S-X
                  The Condensed Financial Information of the Registrant required by this report are included in the Annual Report to
                  Shareholders, Note 18, pages 26 through 29.
         (e)      Signatures                                                                     Page 33
         (f)      Exhibit 27 Financial Data Schedule                                             Page 34 - 35

                  Other schedules required to be filed as part of this report.
                                                                                                    Form 10-K
                                                                                                    ---------
                  Schedule of Property and Equipment                                                 Page 31
                  Schedule of Accumulated Depreciation - Property and Equipment                      Page 32


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K




                       SCHEDULE OF PROPERTY AND EQUIPMENT

                                                                                                          EXHIBIT 1

                                                                           Year Ended December 31, 1998
                                                          -----------------------------------------------------------------
                                                           Beginning                                            Ending
(In Thousands)                                              Balance         Additions        Retirements        Balance
                                                          -------------    -------------     -----------      -------------
Land                                                      $       1,472    $         209     $           0    $       1,681
Building                                                          7,398              676                44            8,030
Banking house equipment                                           4,606            1,827               566            5,867
                                                          -------------    -------------     -------------    -------------

                                                          $      13,476    $       2,712     $         610    $      15,578
                                                          =============    =============     =============    =============

                                                                           Year Ended December 31, 1997
                                                          -----------------------------------------------------------------
                                                           Beginning                                            Ending
(In Thousands)                                              Balance         Additions        Retirements        Balance
                                                          -------------    -------------     -----------      -------------
Land                                                      $       1,228    $         244     $           0    $       1,472
Building                                                          7,137              261                 0            7,398
Banking house equipment                                           4,333              284                11            4,606
                                                          -------------    -------------     -------------    -------------

                                                          $      12,698    $         789     $          11    $      13,476
                                                          =============    =============     =============    =============

                                                                           Year Ended December 31, 1996
                                                          -----------------------------------------------------------------
                                                           Beginning                                            Ending
(In Thousands)                                              Balance         Additions        Retirements        Balance
                                                          -------------    -------------     -----------      -------------
Land                                                      $       1,120    $         108     $           0    $       1,228
Building                                                          6,475              662                 0            7,137
Banking house equipment                                           4,074              414               155            4,333
                                                          -------------    -------------     -------------    -------------

                                                          $      11,669    $       1,184     $         155    $      12,698
                                                          =============    =============     =============    =============

          SCHEDULE OF ACCUMULATED DEPRECIATION - PROPERTY AND EQUIPMENT



                                                                                                          EXHIBIT 2

                                                                           Year Ended December 31, 1998
                                                          -----------------------------------------------------------------
                                                           Beginning      Provision for                         Ending
(In Thousands)                                              Balance       Depreciation       Retirements        Balance
                                                          -------------   --------------     -----------      -------------
Building                                                  $       2,234    $         216     $          44    $       2,406
Banking house equipment                                           3,577              727               562            3,742
                                                          -------------    -------------     -------------    -------------

                                                          $       5,811    $         943     $         606    $       6,148
                                                          =============    =============     =============    =============

                                                                           Year Ended December 31, 1997
                                                          -----------------------------------------------------------------
                                                           Beginning      Provision for                         Ending
(In Thousands)                                              Balance       Depreciation       Retirements        Balance
                                                          -------------   --------------     -----------      -------------
Building                                                  $       2,022    $         212     $           0    $       2,234
Banking house equipment                                           3,100              488                11            3,577
                                                          -------------    -------------     -------------    -------------

                                                          $       5,122    $         700     $          11    $       5,811
                                                          =============    =============     =============    =============

                                                                           Year Ended December 31, 1996
                                                          -----------------------------------------------------------------
                                                           Beginning      Provision for                         Ending
(In Thousands)                                              Balance       Depreciation       Retirements        Balance
                                                          -------------   --------------     -----------      -------------
Building                                                  $       1,814    $         208     $           0    $       2,022
Banking house equipment                                           2,657              590               147            3,100
                                                          -------------    -------------     -------------    -------------

                                                          $       4,471    $         798     $         147    $       5,122
                                                          =============    =============     =============    =============

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      Farmers & Merchants Bancorp, Inc.

                                      By: Joe E. Crossgrove        Date: 3-19-99
                                          -----------------------       --------
                                      Joe E. Crossgrove
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Joe E. Crossgrove                     Date: 3-19-99           /s/ Barbara Britenriker            Date: 3-19-99
---------------------------                    -----------        -----------------------------            -----------
Joe E. Crossgrove, Director                                       Barbara Britenriker
Chief Executive Officer                                           Chief Accounting Officer


/s/ Charles Lugbill                       Date: 3-19-99           /s/ Kent Roth                      Date: 3-19-99
---------------------------                    -----------        -----------------------------            -----------
Charles Lugbill                                                   Kent Roth, Auditor
Director and Chairman

/s/ Eugene D. Bernath                     Date: 3-19-99           /s/ Harold H. Plassman             Date: 3-19-99
---------------------------                    -----------        -----------------------------            -----------
Eugene D. Bernath, Director                                       Harold H. Plassman, Director


/s/ Jerry Boyers                          Date: 3-19-99           /s/ James Provost                  Date: 3-19-99
---------------------------                    -----------        -----------------------------            -----------
Jerry Boyers, Director                                            James Provost, Director


/s/ Robert Frey                           Date: 3-19-99           /s/ James Saneholtz                Date: 3-19-99
---------------------------                    -----------        -----------------------------            -----------
Robert Frey, Director                                             James Saneholtz, Director


Lee Grafice                               Date: 3-19-99           /s/ Maynard Sauder                 Date: 3-19-99
---------------------------                    -----------        -----------------------------            -----------
Lee Grafice, Director                                             Maynard Sauder, Director


/s/ Jack C. Johnson                       Date: 3-19-99           /s/ Merle J. Short                 Date: 3-19-99
---------------------------                    -----------        -----------------------------            -----------
Jack C. Johnson, Director                                         Merle J. Short, Director


/s/ Dean Miller                           Date: 3-19-99           /s/ Steven J. Wyse                 Date: 3-19-99
---------------------------                    -----------        -----------------------------            -----------
Dean Miller, Director                                             Steven J. Wyse, Director


/s/ Dale L. Nafziger                      Date: 3-19-99
---------------------------                    -----------
Dale L. Nafziger, Director




                               INDEX TO EXHIBITS




EXHIBIT NO.                        DESCRIPTION
-----------                        -----------------------
   27                              FINANCIAL DATA SCHEDULE