Form 10-Q
period 1999-03-31
FARMERS & MERCHANTS BANCORP INC
filed 1999-05-12
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
             ----     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
             ----      of the Securities Exchange Act of 1934

               For the transition period from        to
                                             --------   --------


                          Commission File Number 0-14492
                          -----------------------------

                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


              OHIO                                        34-1469491
  --------------------------------                     ----------------
  (State or other jurisdiction of                      (I.R.S Employer
   incorporation or organization)                     Identification No.)

  North Defiance Street, Archbold, Ohio                     43502
----------------------------------------               ----------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:


      Common Stock, No Par Value                                         1,300,000
--------------------------------------------            -----------------------------------------
               Class                                         Outstanding as of April 1, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX



         Form 10-Q Items                                                                             Page
         ---------------
         PART I.   FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets-
                         March 31, 1999, December 31, 1998 and March 31, 1998                         1

                   Condensed Consolidated Statements of Net Earnings-
                         Three Months Ended March 31, 1999 and March 31, 1998                         2

                   Condensed Consolidated Statements of Cash Flows-
                         Three Months Ended March 31, 1999 and March 31, 1998                         3

                   Notes to Condensed Financial Statements                                            4

         Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                    5

         PART II.  OTHER INFORMATION

         Item 6.   Exhibits and Reports on form 8K                                                    6

         Signatures                                                                                   7


                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)





                                                               March 31, 1999         December 31, 1998     March 31, 1998
ASSETS:
Cash and due from banks                                             $  13,407            $  18,549              $  14,502
Interest bearing deposits with banks                                      100                  100                    100
Federal funds sold                                                          0               19,045                  2,495
Investment Securities:
   U.S. Treasury                                                       15,096               17,112                 22,541
   U.S. Government                                                     54,298               49,567                 30,103
   State & political obligations                                       34,485               35,520                 26,241
   All others                                                          24,135               21,712                 14,749
Loans and leases                                                      411,580              407,721                407,606
Bank premises and equipment-net                                         9,644                9,430                  7,772
Accrued interest and other assets                                       8,009                7,113                  7,314
          TOTAL ASSETS                                              $ 570,754            $ 585,869              $ 533,423

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                                    $  41,699            $  52,631              $  40,400
          Time and savings                                            450,104              459,552                424,243
   Federal funds purchased and securities
     sold under agreement to repurchase                                 7,994                2,916                  2,566
   Other borrowed money                                                11,044               11,240                 11,108
   Accrued interest and other liabilities                               4,268                4,180                  4,561
        Total Liabilities                                             515,109              530,519                482,878

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                             12,677               12,677                 12,677
   Undivided profits                                                   42,111               41,002                 36,897
   Accumulated other comprehensive income                                 857                1,671                    971
        Total Shareholders' Equity                                     55,645               55,350                 50,545

LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 570,754            $ 585,869              $ 533,423



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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)


                                                                                              Three Months Ended
                                                                                       March 31, 1999       March 31, 1998
INTEREST INCOME:
   Loans and leases                                                                          $ 8,502             $ 8,909
   Investment Securities:
          U.S. Treasury securities                                                               245                 340
          Securities of U.S. Government agencies                                                 803                 482
          Obligations of states and political subdivisions                                       426                 338
          Other                                                                                  480                 373
   Federal funds                                                                                  66                  59
   Deposits in banks                                                                               1                   1
            Total Interest Income                                                             10,523              10,502
INTEREST EXPENSE:
   Deposits                                                                                    5,172               5,218
   Borrowed funds                                                                                226                 219
            Total Interest Expense                                                             5,398               5,437
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                                                 5,125               5,065
PROVISION FOR LOAN LOSSES                                                                        416                 139
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                                 4,709               4,926
OTHER INCOME:
   Service charges                                                                               316                 297
   Other                                                                                         515                 734
   Net securities gains (losses)                                                                   0                   -
                                                                                                 831               1,031
OTHER EXPENSES:
   Salaries and wages                                                                          1,463               1,274
   Pension and other employee benefits                                                           359                 297
   Occupancy expense (net)                                                                       133                 121
   Other operating expenses                                                                    1,542               1,269
                                                                                               3,497               2,961
INCOME BEFORE FEDERAL INCOME TAX                                                               2,043               2,996
FEDERAL INCOME TAXES                                                                             545                 875
NET INCOME                                                                                     1,498               2,121
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                                                      (814)                (32)
COMPREHENSIVE INCOME                                                                         $   684             $ 2,089
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000                              $  1.15             $  1.63
DIVIDENDS DECLARED                                                                           $  0.30             $  0.30


See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)


                                                                                                Three Months Ended
                                                                                       March 31, 1999       March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $  1,498               $  2,121
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                                  304                    171
                Premium amortization                                                             8                    116
                Discount amortization                                                           34                    (35)
                Provision for loan losses                                                      416                    139
                Provision for deferred income taxes                                             (9)                    (8)
                (Gain) loss on sale of fixed assets                                              -                      8
                (Gain) loss on sale of investment securities                                     -                      -
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                             (887)                  (189)
                     Accrued interest payable and other liabilities                             88                    320
          Net Cash Provided by Operating Activities                                          1,452                  2,643
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                       (518)                  (286)
   Proceeds from sale of fixed assets                                                            -                      -
   Proceeds from maturities of investment securities:                                       20,137                 41,558
   Proceeds from sale of investment securities:                                                  -                      -
   Purchase of investment securities-                                                      (25,092)               (35,155)
   Net increase in loans and leases                                                         (4,275)               (16,939)
          Net Cash Used by Investing Activities                                             (9,748)               (10,822)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                (20,380)                 3,344
   Net change in short-term borrowings                                                       5,078                    (32)
   Increase in long-term borrowings                                                              -                      -
   Payments on long-term borrowings                                                           (196)                  (184)
   Payments of dividends                                                                      (390)                  (650)
          Net Cash Provided by Financing Activities                                        (15,888)                 2,478
Net change in cash and cash equivalents                                                    (24,184)                (5,701)
Cash and cash equivalents - Beginning of year                                               37,694                 22,798
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                               $ 13,510               $ 17,097

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                            $ 13,407               $ 14,502
  Interest bearing deposits                                                                    100                    100
  Federal funds sold                                                                             -                  2,495
                                                                                          $ 13,507               $ 17,097

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE         1      BASIS OF PRESENTATION

                    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that are expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                   LIQUIDITY AND CAPITAL RESOURCES

                   Liquidity for the nine months ended March 31, 1999 comes primarily from net income from operations of $1.5 million. This compares with net income of $2.1 million for the same period in 1998. In addition the excess in Federal Funds sold was used to help fund the additional loan growth.



                   The principal uses of these funds were for granting loans. Loans as of March 31, 1999 were $411.5 million compared to $407.7 million as of December 31, 1998, a $3.8 million or 1% increase after reclassification of $1.7 million of commercial paper from the loan category to other investments. December 31, 1998 and March 30, 1998 loans and investments have been restated to reflect this change in classification.

                   Capital expenditures amounted to $243 million for the first three months of 1999.

                   The following is a summary of five capital ratios as they are calculated from the March 31, 1999 financial statements:

                             Primary Ratio                               10.71%
                             Total Capital Ratio                         12.62%
                             Risk Based Capital Tier 1                   13.92%
                             Risk Based Capital Tier 2                   18.22%
                             Stockholders' Equity/Total Assets            9.75%

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


                                             Farmers & Merchants Bancorp, Inc.,



Date:       May 10, 1999                     By:  /s/ Joe E. Crossgrove
                                                  Joe E. Crossgrove
                                                  President and Cashier

Date:       May 10, 1999                     By:  /s/ Randal H. Schroeder
                                                  Randal H. Schroeder
                                                  Asst. Vice-President
                                                  and Chief Operating Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                                     DESCRIPTION
   27                                      Financial Data Schedule