Form 10-Q
period 1999-06-30
FARMERS & MERCHANTS BANCORP INC
filed 1999-08-16
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
               For the transition period from          to
                                             ----------  ----------
                         Commission File Number 0-14492
                         ------------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)



                OHIO                                              34-1469491
   -----------------------------                                  ----------
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

 North Defiance Street, Archbold, Ohio                              43502
--------------------------------------------                      ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No ____

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value                               1,300,000
---------------------------------                 ------------------------------
             Class                                Outstanding as of July 1, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                            Page
PART I.        FINANCIAL INFORMATION

Item   1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets-
                    March 31, 1999, December 31, 1998 and June 30, 1999     1

               Condensed Consolidated Statements of Net Earnings-
                    Six Months Ended June 30, 1999 and June 30, 1999        2

               Condensed Consolidated Statements of Cash Flows-
                    Six Months Ended June 30, 1999 and June 30, 1999        3

               Notes to Condensed Financial Statements                      4

Item   2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                               5

PART II.       OTHER INFORMATION

Item   6.      Exhibits and Reports on Form 8K                              6

Signatures                                                                  7

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                        June 30, 1999     December 31, 1998            June 30, 1998
ASSETS:
Cash and due from banks                                   $ 14,101             $ 18,549                   $ 13,699
Interest bearing deposits with banks                           100                  100                        100
Federal funds sold                                               0               19,045                     21,050
Investment Securities:
   U.S. Treasury                                            10,956               17,112                     20,590
   U.S. Government                                          52,751               49,567                     33,275
   State & political obligations                            33,453               35,520                     28,771
   All others                                               16,229               21,712                     24,361
Loans and leases                                           425,285              407,721                    385,111
Bank premises and equipment-net                              9,491                9,430                      8,152
Accrued interest and other assets                            8,647                7,113                      7,373
          TOTAL ASSETS                                    $571,013             $585,869                   $542,482

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                          $ 60,883             $ 52,631                   $ 47,692
          Time and savings                                 429,721              459,552                    424,521
   Federal funds purchased and securities
     sold under agreement to repurchase                      8,968                2,916                      2,833
   Other borrowed money                                     10,846               11,240                     10,922
   Accrued interest and other liabilities                    4,186                4,180                      4,230
        Total Liabilities                                  514,604              530,519                    490,198

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                  12,677               12,677                     12,677
   Undivided profits                                        43,598               41,002                     38,559
   Accumulated other comprehensive income                      134                1,671                      1,048
        Total Shareholders' Equity                          56,409               55,350                     52,284

LIABILITIES AND SHAREHOLDERS' EQUITY                      $571,013             $585,869                   $542,482

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 1998 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                       Three Months Ended                    Six Months Ended
                                                                June 30, 1999     June 30, 1998     June 30, 1999      June 30, 1998
INTEREST INCOME:
   Loans and leases                                               $  8,827           $  8,932          $ 17,329           $ 17,842
   Investment Securities:
          U.S. Treasury securities                                     198                337               443                676
          Securities of U.S. Government agencies                       821                473             1,624                954
          Obligations of states and political subdivisions             418                353               844                691
          Other                                                        304                316               785                689
   Federal funds                                                         9                143                75                202
   Deposits in banks                                                     1                  -                 2                  2
            Total Interest Income                                   10,578             10,554            21,102             21,056
INTEREST EXPENSE:
   Deposits                                                          4,852              5,223            10,024             10,441
   Borrowed funds                                                      243                238               469                456
            Total Interest Expense                                   5,095              5,461            10,493             10,897
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                       5,483              5,093            10,609             10,159
PROVISION FOR LOAN LOSSES                                              183                331               598                470
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                       5,300              4,762            10,011              9,689
OTHER INCOME:
   Service charges                                                     398                347               714                644
   Other                                                               378                755               893              1,490
   Net securities gains (losses)                                         -                  -                11                  -
                                                                       776              1,102             1,618              2,134
OTHER EXPENSES:
   Salaries and wages                                                1,503              1,227             2,966              2,501
   Pension and other employee benefits                                 354                277               713                574
   Occupancy expense (net)                                             155                125               263                246
   Other operating expenses                                          1,586              1,312             3,128              2,581
                                                                     3,598              2,941             7,070              5,902
INCOME BEFORE FEDERAL INCOME TAX                                     2,478              2,923             4,559              5,921
FEDERAL INCOME TAXES                                                   627                871             1,172              1,746
NET INCOME                                                           1,851              2,052             3,387              4,175
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                            (723)                77            (1,538)                45
COMPREHENSIVE INCOME                                              $  1,128           $  2,129          $  1,849           $  4,220
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of             $   1.42           $   1.58          $   2.61           $   3.21
DIVIDENDS DECLARED                                                $   0.30           $   0.30          $   0.60           $   0.60

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                  Three Months Ended
                                                                          June 30, 1999       June 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  3,387           $  2,121
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                     622                171
                Premium amortization                                              210                116
                Discount amortization                                             (83)               (35)
                Provision for loan losses                                         598                139
                Provision for deferred income taxes                               (52)                (8)
                (Gain) loss on sale of fixed assets                                 6                  8
                (Gain) loss on sale of investment securities                      (11)                 -
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets              (1,482)              (189)
                     Accrued interest payable and other liabilities                 6                320
          Net Cash Provided by Operating Activities                             3,201              2,643
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                          (689)              (286)
   Proceeds from sale of fixed assets                                               -                  -
   Proceeds from maturities of investment securities:                          25,521             41,558
   Proceeds from sale of investment securities:                                 9,825                  -
   Purchase of investment securities-                                         (26,475)           (35,155)
   Net increase in loans and leases                                           (18,162)           (16,939)
          Net Cash Used by Investing Activities                                (9,980)           (10,822)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                   (21,579)             3,344
   Net change in short-term borrowings                                          6,052                (32)
   Increase in long-term borrowings                                                 -                  -
   Payments on long-term borrowings                                              (394)              (184)
   Payments of dividends                                                         (790)              (650)
          Net Cash Provided by Financing Activities                           (16,711)             2,478
Net change in cash and cash equivalents                                       (23,490)            (5,701)
Cash and cash equivalents - Beginning of year                                  37,694             22,798
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                  $ 14,204           $ 17,097

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                               $ 14,101           $ 14,502
  Interest bearing deposits                                                       100                100
  Federal funds sold                                                                -              2,495
                                                                             $ 14,201           $ 17,097

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE   1             BASIS OF PRESENTATION

                     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that are expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

                     LIQUIDITY AND CAPITAL RESOURCES

                     Liquidity for the six months ended June 30, 1999 comes primarily from net income from operations of $3.4 million. This compares with net income of $4.2 million for the same period in 1998. In addition the excess in Federal Funds sold was used to help fund the additional loan growth.



                     The principal uses of these funds were for granting loans. Loans as of June 30, 1999 were $425.3 million compared to $407.7 million as of December 31, 1998, a $17.6 million or 4.3% increase after reclassification of $1.7 million of commercial paper from the loan category to other investments. December 31, 1998 and June 30, 1998 loans and investments have been restated to reflect this change in classification.

                     Capital expenditures amounted to $689 million for the first six months of 1999.

                     The following is a summary of five capital ratios as they are calculated from the June 30, 1999 financial statements:

                     Primary Ratio                                      10.87%
                     Total Capital Ratio                                12.74%
                     Risk Based Capital Tier 1                          14.11%
                     Risk Based Capital Tier 2                          18.40%
                     Stockholders' Equity/Total Assets                   9.88%

                                     PART II

ITEM   6      EXHIBIT AND REPORTS ON FORM 8-K

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

                                              Farmers & Merchants Bancorp, Inc.,



Date:       Aug 12, 1999                      By:    /s/ Joe E. Crossgrove
                                                      Joe E. Crossgrove
                                                     President and Cashier

Date:       Aug 12, 1999                      By:   /s/ Randal H. Schroeder
                                                     Randal H. Schroeder
                                                     Asst. Vice-President
                                                    and Chief Operating Officer

                                  Exhibit Index
                                  -------------


Exhibit No.                      Description
-----------                      -----------
   27                            Financial Data Schedule