Form 10-Q
period 1999-09-30
FARMERS & MERCHANTS BANCORP INC
filed 1999-11-15
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X  Quarterly Report Pursuant to Section 13 or 15(d)
             ----     of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1999
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
             ----     of the Securities Exchange Act of 1934
                  For the transition period from          to
                                                ----------  ----------

                          Commission File Number 0-14492
                          -----------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


              OHIO                                        34-1469491
   ------------------------------                        -----------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

 307-11 North Defiance Street, Archbold, Ohio                43502
---------------------------------------------          ---------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value                            1,300,000
------------------------------------         -----------------------------------
           Class                              Outstanding as of October 1, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX


     Form 10-Q Items                                                                                             Page
     ---------------
     PART I.        FINANCIAL INFORMATION

     Item   1.      Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets-
                         September 30, 1999, December 31, 1998 and September 30, 1998                              1

                    Condensed Consolidated Statements of Net Earnings-
                         Nine Months Ended September 30, 1999 and September 30, 1998                               2

                    Condensed Consolidated Statements of Cash Flows-
                         Nine Months Ended September 30, 1999 and September 30, 1998                               3

                    Notes to Condensed Financial Statements                                                        4

     Item   2.      Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                                 5

     PART II.       OTHER INFORMATION

     Item   6.      Exhibits and Reports on form 8K                                                                6

     Signatures                                                                                                    7

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                      Sept 30, 1999   December 31, 1998    Sept 30, 1998
ASSETS:
Cash and due from banks                                $  14,742         $  18,549          $  15,528
Interest bearing deposits with banks                         100               100                100
Federal funds sold                                             0            19,045              9,935
Investment Securities:
   U.S. Treasury                                           6,958            17,112             17,286
   U.S. Government                                        48,440            49,567             40,486
   State & political obligations                          32,634            35,520             30,727
   All others                                             15,885            21,712             24,617
Loans and leases                                         456,574           407,721            396,281
Bank premises and equipment-net                            9,755             9,430              8,918
Accrued interest and other assets                          8,935             7,113              7,287
          TOTAL ASSETS                                 $ 594,023         $ 585,869          $ 551,165

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                       $  62,352         $  52,631          $  40,771
          Time and savings                               429,166           459,552            437,345
   Federal funds purchased and securities
     sold under agreement to repurchase                   15,433             2,916              3,443
   Other borrowed money                                   25,244            11,240             10,432
   Accrued interest and other liabilities                  4,357             4,180              4,561
        Total Liabilities                                536,552           530,519            496,552

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                12,677            12,677             12,677
   Undivided profits                                      45,085            41,002             40,244
   Accumulated other comprehensive income                   (291)            1,671              1,048
        Total Shareholders' Equity                        57,471            55,350             54,611

LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 594,023         $ 585,869          $ 551,163


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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)


                                                                       Three Months Ended                 Nine Months Ended
                                                                Sept 30, 1999       Sept 30, 1998     Sept 30, 1999    Sept 30, 1998
INTEREST INCOME:
   Loans and leases                                                $ 9,427            $ 9,064          $ 26,756         $ 26,906
   Investment Securities:
          U.S. Treasury securities                                     140                281               583              957
          Securities of U.S. Government agencies                       746                585             2,370            1,539
          Obligations of states and political subdivisions             409                407             1,254            1,097
          Other                                                        237                375             1,022            1,064
   Federal funds                                                        11                218                87              420
   Deposits in banks                                                     1                  1                 2                3
            Total Interest Income                                   10,971             10,931            32,074           31,986
INTEREST EXPENSE:
   Deposits                                                          4,837              5,364            14,861           15,805
   Borrowed funds                                                      426                222               894              678
            Total Interest Expense                                   5,263              5,586            15,755           16,483
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                       5,708              5,345            16,319           15,503
PROVISION FOR LOAN LOSSES                                              471                222             1,069              692
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                       5,237              5,123            15,250           14,811
OTHER INCOME:
   Service charges                                                     400                337             1,114              980
   Other                                                               244                663             1,137            2,153
   Net securities gains (losses)                                        11                  -                31                -
                                                                       655              1,000             2,282            3,133
OTHER EXPENSES:
   Salaries and wages                                                1,562              1,444             4,527            3,946
   Pension and other employee benefits                                 403                331             1,116              905
   Occupancy expense (net)                                             155                134               390              379
   Other operating expenses                                          1,175              1,339             4,303            3,920
                                                                     3,295              3,248            10,336            9,150
INCOME BEFORE FEDERAL INCOME TAX                                     2,597              2,875             7,196            8,794
FEDERAL INCOME TAXES                                                   769                800             1,941            2,546
NET INCOME                                                           1,828              2,075             5,255            6,248
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                            (425)               642            (1,538)             610
COMPREHENSIVE INCOME                                               $ 1,403            $ 2,717          $  3,717         $  6,858
NET INCOME PER SHARE (Based upon
     weighted average nmber of shares outstanding of 1,300,000     $  1.41            $  1.60          $   4.04         $   4.81
DIVIDENDS DECLARED                                                 $  0.30            $  0.30          $   0.60         $   0.60


See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)


                                                                                          Nine Months Ended
                                                                                   Sept 30, 1999     Sept 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  5,255            $  6,248
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                            925                 536
                Premium amortization                                                     214                 190
                Discount amortization                                                    (38)                (38)
                Provision for loan losses                                              1,069                 692
                Provision for deferred income taxes                                      (62)                 20
                (Gain) loss on sale of fixed assets                                       23                   7
                (Gain) loss on sale of investment securities                             (31)                 --
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                     (1,760)               (190)
                     Accrued interest payable and other liabilities                      177                 320
          Net Cash Provided by Operating Activities                                    5,772               7,785
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                               (1,273)             (1,796)
   Proceeds from sale of fixed assets                                                     --                  --
   Proceeds from maturities of investment securities:                                 28,054              15,411
   Proceeds from sale of investment securities:                                       17,550                  --
   Purchase of investment securities-                                                (27,719)            (28,101)
   Net increase in loans and leases                                                  (49,922)             (6,167)
          Net Cash Used by Investing Activities                                      (33,310)            (20,653)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                          (20,665)             16,818
   Net change in short-term borrowings                                                12,517                 845
   Increase in long-term borrowings                                                       --                  --
   Payments on long-term borrowings                                                   14,004                (860)
   Payments of dividends                                                              (1,170)             (1,170)
          Net Cash Provided by Financing Activities                                    4,686              15,633
Net change in cash and cash equivalents                                              (22,852)              2,765
Cash and cash equivalents - Beginning of year                                         37,694              22,798
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                         $ 14,842            $ 25,563

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                      $ 14,742            $ 15,528
  Interest bearing deposits                                                              100                 100
  Federal funds sold                                                                      --               9,935
                                                                                    $ 14,842            $ 25,563

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE 1  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that are expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

        LIQUIDITY AND CAPITAL RESOURCES

        Liquidity for the nine months ended September 30, 1999 comes primarily from net income from operations of $5.3 million This compares with net income of $6.25 million for the same period in 1998. In addition the excess in Federal Funds sold was used to help fund the additional loan growth.



        The principal uses of these funds were for granting loans. Loans as of September 30, 1999 were $456.6 million compared to $407.7 million as of December 31, 1998, a $45.9 million or 12% increase after reclassification of $3.5 million of commercial paper from the loan category to other investments. December 31, 1998 and September 30, 1998 loans and investments have been restated to reflect this change in classification.

        Capital expenditures amounted to $1.3 million for the first nine months of 1999.

        The following is a summary of five capital ratios as they are calculated from the September 30, 1999 financial statements:

              Primary Ratio                                10.67%
              Total Capital Ratio                          14.87%
              Risk Based Capital Tier 1                    13.44%
              Risk Based Capital Tier 2                    20.89%
              Stockholders' Equity/Total Assets             9.67%

                                     PART II

ITEM 6    EXHIBIT AND REPORTS ON FORM 8-K

          (A)   The following documents are filed as part of this report:

                     Exhibit No.                      Description
                         27                      Financial Data Schedule

          (B)   Reports on Form 8-K

                No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, theeunto duly authorized.

                                           Farmers & Merchants Bancorp, Inc.,



Date:   Nov 12, 1999                       By: /s/ Joe E. Crossgrove
                                              -----------------------
                                                   Joe E. Crossgrove
                                                   President and Cashier

Date:   Nov 12, 1999                       By: /s/ Randal H. Schroeder
                                              ------------------------
                                                   Randal H. Schroeder
                                                   Asst. Vice-President
                                                   and Chief Operating Officer

                               INDEX TO EXHIBITS


EXHIBIT NO.                     DESCRIPTION
------------                    -----------
Ex - 27                         Financial Data Schedule