Form 10-K
period 1999-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2000-03-20
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
            X    Annual Report Pursuant to Section 13 or 15(d)
           ---       of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999
                                       or
                Transition Report Pursuant to Section 13 or 15(d)
           ---       of the Securities Exchange Act of 1934
                   For the transition period from     to
                                                  ---    ---
                         Commission File Number 0-14492
                         ------------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------

            OHIO                                             34-1469491
-------------------------------                          ---------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

307-11 North Defiance Street
         Archbold, Ohio                                         43502
-------------------------------                          ---------------------
   (Address of principal                                      (Zip Code)
     Executive offices)

        Registrant's telephone number, including area code (419)446-2501
        ----------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
   Title of each class                                 which registered
        None                                                 None
---------------------------                     ------------------------------
---------------------------                     ------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                         Common shares without par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 305 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of March 1, 2000, Registrant had outstanding 1,300,000 shares of common stock at a market value of $157,185,000.

                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS


                                                                                         PAGE
Form 10-K Items
---------------
Item 1.           Business                                                              2 - 20

Item 2.           Properties                                                                20

Item 3.           Legal Proceedings                                                         21

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                                       21

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters                                           21

Item 6.           Selected Financial Data                                                   22

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                          7- 20

Item 8.           Financial Statements and Supplementary Data                               23

Item 9.           Disagreements on Accounting and
                  Financial Disclosure                                                      24

Item 10.          Directors and Executive Officers
                  of the Registrant                                                    24 - 27

Item 11.          Management Remuneration and Transactions                                  28

Item  12.         Security Ownership of Certain
                  Beneficial Owners and Management                                          28

Item  13.         Certain Relationships and Related
                  Transactions                                                              28

Item 14.          Financial Schedules and Reports on Form 8-K                               29
                  Schedule 1 - Schedule of Property and Equipment                           30
                  Schedule 2 - Schedule of Accumulated Depreciation -
                                 Property and Equipment                                     31

Signatures                                                                                  32

Financial Data Schedule                                                                33 - 34

Total Pages:                                                                                34

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

In 1972, with total resources of over $34 million and to continue its growth, The Farmers & Merchants State Bank established an office on N. Shoop Avenue, Wauseon. The office was opened in November 1973 and provided greater banking service to the Wauseon area. The Wauseon office provided complete banking service and a community room with kitchen facilities to accommodate 15 - 80 people.

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

The Bank continued to expand ATM locations during 1997 by installing a drive-up machine at our West Unity office. During the fourth quarter 1997 an ATM (cash dispensing only) was installed at Wyse Commons at the Fairlawn Haven Complex in Archbold. 1997 proved to be a very profitable year for the Bank and ended the year with $528,273,000 in assets. An application was submitted and approved for a new full service office to be located at the east end of the village of Montpelier. Construction of that building began in October 1997 and was open for business in June 1998.

With the opening of the Montpelier Eastside Office in June 1998, The Farmers & Merchants State Bank now has 12 office locations in 8 communities. There were four new ATM's installed during 1998. Those ATM's are located at the Bryan East High Office, Stryker Office, Montpelier Eastside Office, and Repp Oil in Fayette. With the addition of these new ATM's the bank now has 18 ATM locations throughout our market area. The existing Fulton County Health Center ATM was relocated to Beck's Petro Country Store, Ridgeville Corners.

Construction of the Swanton Office began in June 1999. This office, which opened in November 1999, is the bank's first office located in Lucas County. With the addition of another drive-up ATM at the Swanton Office, the bank now has 19 ATM locations. Assets at the end of the fourth quarter were $598,529 million.

FM Investments, the brokerage department of The Farmers & Merchants State Bank, opened for business in April 1999. The office for this department is located in the Main Office, Archbold. Securities are offered through Raymond James Financial Services, Inc.


NATURE OF ACTIVITIES

The Farmers & Merchants State Bank through its equivalent of 225 full time employees engages in general commercial banking and savings business. Its activities include commercial and residential mortgage, consumer, and credit card lending activities. Because of the geographical locations in which the bank's branches are located, a substantial amount of the bank's loan portfolio is composed of loans made to the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. The bank also is engaged in direct finance leasing and has invested in leveraged type leases, although the activity in this area has substantially decreased in recent years.

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

The commercial banking business in the geographical area in which The Farmers & Merchants State Bank operates is highly competitive. In its banking activities, it competes directly with other commercial banks and savings and loan institutions in each of its operating localities. The following is a summary by geographical area of The Farmers & Merchants State Bank principal competition:

    Branch                                 Location
    ------                                 --------
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

SELECTED STATISTICAL AND FINANCIAL INFORMATION

EARNINGS SUMMARY

Farmers & Merchants Bancorp, Inc. reported net income of $6.8 million for 1999 which is down $864 thousand from 1998 net income of $7.6 million, and virtually the same as 1997's net income of $6.8 million. The decrease in 1999 net income is primarily a result of increased operating expenses and an increase in the loan loss provision. Earnings per share correspondingly decreased slightly for 1999 to $5.23 compared to $5.89 for 1998 and $5.22 for 1997.

INTEREST INCOME

The following table presents net interest income, interest spread and net interest margin for the three years 1997 through 1999, comparing average outstanding balances of earnings assets and interest bearing liabilities with the associated interest income and expense and their corresponding average rates of earned and paid. The tax exempt asset yields have been tax effected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include nonperforming loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                                              1999
                                                                    ----------------------------------------------------------
                                                                       Average              Interest/
                                                                       Balance              Dividends             Yield/Rate
                                                                    ----------------  -------------------   ------------------
       ASSETS
Interest Earning Assets:
          Loans (1)                                                       $ 428,087             $ 37,236                 8.70%
          Taxable investment securities                                      89,834                5,001                 5.57%
          Tax-exempt investment securities                                   30,106                1,434                 4.76%
          Interest bearing deposits                                             100                    3                 3.00%
          Federal funds sold                                                  2,019                  105                 5.20%
                                                                    ----------------  -------------------
                      Total Interest Earning Assets                         550,146             $ 43,779                 7.96%
                                                                                      ===================   ===================
Non-Interest Earning Assets:
          Cash and cash equivalents                                           9,940
          Other assets                                                       25,103
                                                                    ----------------
                                     Total Assets                         $ 585,189
                                                                    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
          Savings deposits                                                $  98,711             $  4,199                 4.25%
          Other time deposits                                               295,376               15,577                 5.27%
          Other borrowed money                                               16,503                1,029                 6.24%
          Federal funds purchased and securities
            sold under agreement to repurchase                                6,129                  345                 5.63%
                                                                    ----------------  -------------------
                      Total Interest Bearing Liabilities                    416,719             $ 21,150                 5.08%
                                                                                      ===================   ===================
Non-Interest Bearing Liabilities:
          Non-interest bearing demand deposits                              110,064
          Other                                                               1,544
                                                                    ----------------
                                     Total Liabilities                      528,327
Stockholders' Equity                                                         56,862
                                                                    ----------------
                                     Total Liabilities and
                                       Shareholders' Equity               $ 585,189
                                                                    ================

Interest/dividend income/yield                                                                  $ 43,779                 7.96%
Interest expense/yield                                                                            21,150                 5.08%
                                                                                      -------------------   -------------------
          Net Interest Spread                                                                   $ 22,629                 2.88%
                                                                                      ===================   ===================
          Net Interest Margin                                                                                            4.11%
                                                                                                            ===================

                                                                                           1998
                                                            ----------------------------------------------------------------
                                                                   Average               Interest/
                                                                   Balance              Dividends             Yield/Rate
                                                            ---------------------   -------------------   ------------------
       ASSETS
Interest Earning Assets:
          Loans (1)                                                     $ 408,291             $ 36,335                 8.90%
          Taxable investment securities                                    75,880                4,641                 6.12%
          Tax-exempt investment securities                                 25,654                1,259                 4.91%
          Interest bearing deposits                                           100                    5                 5.00%
          Federal funds sold                                               12,123                  648                 5.35%
                                                            ----------------------  -------------------
                      Total Interest Earning Assets                       522,048             $ 42,888                 8.22%
                                                                                    ===================   ===================
Non-Interest Earning Assets:
          Cash and cash equivalents                                        14,745
          Other assets                                                     16,484
                                                            ----------------------
Total Assets                                                            $ 553,277
                                                            ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
          Savings deposits                                              $  89,643             $  4,635                 5.17%
          Other time deposits                                             290,141               16,547                 5.70%
          Other borrowed money                                             11,051                  698                 6.32%
          Federal funds purchased and securities
            sold under agreement to repurchase                              3,276                  206                 6.25%
                                                            ----------------------  -------------------
                      Total Interest Bearing Liabilities                  394,111             $ 22,086                 5.60%
                                                                                    ===================   ===================
Non-Interest Bearing Liabilities:
          Non-interest bearing demand deposits                            100,420
          Other                                                             5,807
                                     Total Liabilities                    500,338
Stockholders' Equity                                                       52,939
                                                            ----------------------
Total Assets & Shareholders' Equity                                     $ 553,277
                                                            ======================

Interest/dividend income/yield                                                                $ 42,888                 8.22%
Interest expense/yield                                                                          22,086                 5.61%
                                                                                    -------------------   -------------------
          Net Interest Spread                                                                 $ 20,802                 2.61%
                                                                                    ===================   ===================
          Net Interest Margin                                                                                          3.98%
                                                                                                          ===================

                                                                                             1997
                                                              -----------------------------------------------------------------
                                                                     Average               Interest/
                                                                     Balance              Dividends             Yield/Rate
                                                              ----------------------  -------------------   -------------------
       ASSETS
Interest Earning Assets:
          Loans (1)                                                        $384,498              $34,271                 8.91%
          Taxable investment securities                                      72,158                4,540                 6.29%
          Tax-exempt investment securities                                   22,069                1,131                 5.13%
          Interest bearing deposits                                             100                    5                 5.00%
          Federal funds sold                                                  3,805                  211                 5.55%
                                                              ----------------------  -------------------
                      Total Interest Earning Assets                         482,630              $40,158                 8.32%
                                                                                      ===================   ===================
Non-Interest Earning Assets:
          Cash and cash equivalents                                          13,161
          Other assets                                                       14,371
                                                              ----------------------
Total Assets                                                               $510,162
                                                              ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
          Savings deposits                                                 $ 87,439              $ 4,618                 5.28%
          Other time deposits                                               270,751               15,659                 5.78%
          Other borrowed money                                                9,414                  596                 6.34%
          Federal funds purchased and securities
            sold under agreement to repurchase                                4,443                  266                 5.99%
                                                              ----------------------  -------------------
                      Total Interest Bearing Liabilities                    372,047              $21,139                 5.68%
                                                                                      ===================   ===================
Non-Interest Bearing Liabilities:
          Non-interest bearing demand deposits                               87,013
          Other                                                              4,554
                                     Total Liabilities                      463,614
Stockholders' Equity                                                         46,548
                                                              ----------------------
Total Assets & Shareholders' Equity                                        $510,162
                                                              ======================

Interest/dividend income/yield                                                                   $40,158                 8.32%
Interest expense/yield                                                                            21,139                 5.68%
                                                                                      -------------------   -------------------
          Net Interest Spread                                                                    $19,019                 2.64%
                                                                                      ===================   ===================
          Net Interest Margin                                                                                            3.94%
                                                                                                            ===================


The primary source of the Company's traditional banking revenue is net interest income. Net interest income is the difference between interest income on interest earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earnings assets and liabilities. The change in net interest income is most often measured as a result of two statistics interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities supporting those funds represents the interest spread. Because non-interest bearing sources of funds such as demand deposits and stockholders' equity also support earning assets, the net interest margin exceeds the interest spread.

The following tables show changes in interest income, interest expense and net interest due resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

                                                                                      1999 vs 1998
                                                          -----------------------------------------------------------------
                                                                   Net                       Due to Change in
                                                                  Change                Volume                 Rate
                                                          ----------------------  -------------------   -------------------
Interest Earned On:
          Loans                                                           $ 901              $ 1,722                $ (821)
          Taxable investment securities                                     360                  777                  (417)
          Tax-exempt investment securities                                  175                  212                   (37)
          Interest bearing deposits                                          (2)                   -                    (2)
          Federal funds sold                                               (543)                (525)                  (18)
                                                          ----------------------  -------------------   -------------------
                      Total Interest Earning Assets                       $ 891              $ 2,185              $ (1,294)
                                                          ======================  ===================   ===================

Interest Paid On:
          Savings deposits                                               $ (436)               $ 386                $ (822)
          Other time deposits                                              (970)                 276                (1,246)
          Other borrowed money                                              331                  340                    (9)
          Federal funds sold and security
            repurchase agreements                                           139                  161                   (22)
                                                          ----------------------  -------------------   -------------------
                                                                         $ (936)             $ 1,162              $ (2,098)
                                                          ======================  ===================   ===================

                                                                                     1998 vs 1997
                                                          -----------------------------------------------------------------
                                                                   Net                        Due to Change in
                                                                  Change                Volume                 Rate
                                                          ----------------------  -------------------   -------------------
Interest Earned On:
          Loans                                                         $ 2,064              $ 2,117                 $ (53)
          Taxable investment securities                                     101                  228                  (127)
          Tax-exempt investment securities                                  128                  176                   (48)
          Interest bearing deposits                                           -                    -                     -
          Federal funds sold                                                437                  445                    (8)
                                                          ----------------------  -------------------   -------------------
                      Total Interest Earning Assets                     $ 2,730              $ 2,966                $ (236)
                                                          ======================  ===================   ===================

Interest Paid On:
          Savings deposits                                                 $ 18                $ 114                 $ (96)
          Other time deposits                                               888                1,106                  (218)
          Other borrowed money                                              102                  103                    (1)
          Federal funds sold and security
            repurchase agreements                                           (62)                 (73)                   11
                                                          ----------------------  -------------------   -------------------
                                                                          $ 946              $ 1,250                $ (304)
                                                          ======================  ===================   ===================

Interest income and fees on loans and leases increased $901 thousand for 1999 to $37.2 million from $36.3 million for 1998. This compares with an increase of $2.1 million for 1998 over 1997 income of $34.2 million. The increase for 1999 was primarily due to an increase in loan activity with some increase resulting from an increased investment in marketable debt securities.

Net interest margin was 4.11% for 1999, 3.98% for 1998 and 3.94% for 1997. While industry trends have been for a narrowing of the interest margin due to rising interest rates by the Federal Reserve and price competition, The Farmers & Merchants State Bank has been able to modestly increase their margins.

NONINTEREST INCOME

Noninterest income was $3.1 million for 1999 compared to $4 million for 1998 and $2.9 million for 1997. The reduction in noninterest income was primarily in four categories. Miscellaneous customer service charges were $299 thousand for 1999 compared to $452 thousand for 1998 and $288 for 1997. Mastercard fees dropped $199 thousand for 1999 to $293 thousand compared to $492 thousand for 1998 and $406 thousand for 1997. Mortgage servicing rights income was $138 thousand for 1999 compared to $814 thousand for 1998 and $261 thousand for 1997. Finally, the gain on sale of loans held-for-sale was $116 thousand for 1999, while gain on sale of loans-held-for-sale for 1998 and 1997 were $477 thousand and $160 thousand, respectively.

NONINTEREST EXPENSE

Noninterest expenses have demonstrated steady increases. Noninterest expense for 1997 amounted to $11 million compared to $12.9 million for 1998, and $14.3 million for 1999, representing increases of $1.8 million and $1.4 million for 1998 and 1999, respectively. No one specific noninterest expense category accounted for a significant portion of these increases. Increases were experienced in all categories as can be seen from the income statement in the shareholders' report.

FINANCIAL CONDITION

Average earning assets have demonstrated a consistent increase since 1997. These assets were $550 million for 1999, a $28 million or 5.4% increase over 1998 levels of $522 million compared to a $40 million or 8.2% increase for 1998 over 1997. Most of this growth has come from increased loan activity with some increase in marketable debt securities. Average interest bearing liabilities have also showed steady increases rising $22 million from $372 million for 1997 to $394 million for 1998 and increasing again $23 million to $417 million for 1999, representing a 5.9% increase for 1998 and a 5.7% increase for 1999. Average non-interest bearing deposits which increased $9.6 million from $100 million for 1998 to $110 million for 1999 also helped support the increase.


INVESTMENT SECURITIES

Security balances at December 31 are summarized below:

                                                                                  (In Thousands)
                                                        -----------------------------------------------------------------
                                                                 1999                  1998                  1997
                                                        ----------------------  -------------------   -------------------
U.S. Treasury and Government agencies                                $ 44,921             $ 55,686              $ 44,695
Mortgage-backed securities                                              9,827               35,520                25,617
State and local governments                                            31,246               10,993                 8,991
Corporate debt securities                                               9,627               19,115                10,327
Equity securities                                                          20                   20                    20
                                                        ----------------------  -------------------   -------------------
                                                                     $ 95,641            $ 121,334              $ 89,650
                                                        ======================  ===================   ===================

The following table sets forth (dollars in thousands) the maturities of investment securities at December 31, 1999 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

                                                                                   Maturities
                                             ---------------------------------------------------------------------------------------
                                                                                                         After One Year
                                                          Within One Year                              Within Five Years
                                             -------------------------------------------   -----------------------------------------
                                                     Amount                 Yield                Amount                 Yield
                                             ----------------------  -------------------   -------------------   -------------------
U.S. Treasury                                              $ 1,036                6.00%               $ 5,787                 6.39%
U.S. Government agency                                       7,910                6.14%                28,322                 5.82%
Mortgage-backed securities                                   1,024                6.24%                 9,201                 5.90%
State and local governments                                  4,179                8.17%                 7,117                 8.20%
Taxable state and local governments                            700                5.28%                 2,374                 6.09%
Corporate debt securities                                      500                6.14%                 9,302                 5.83%

                                                                                   Maturities
                                             ---------------------------------------------------------------------------------------
                                                          After Five Years
                                                          Within Ten Years                             After Ten Years
                                             -------------------------------------------   -----------------------------------------
                                                     Amount                 Yield                Amount                 Yield
                                             ----------------------  -------------------   -------------------   -------------------
U.S. Treasury                                         $     -                 N/A                $    -                  N/A
U.S. Government agency                                  2,608                 5.13%                   -                  N/A
Mortgage-backed securities                                  -                 N/A                         9              10.42%
State and local governments                             9,904                 7.86%                   6,801              9.44%
Taxable state and local governments                         -                 N/A                     -                  N/A
Corporate debt securities                                   -                 N/A                     -                  N/A

At December 31, 1999 the Bank held no large block of any one investment security, except for U.S. Treasury and other U.S. Government agencies. No one holding in debt securities exceeded $2.5 million. The Bank did hold stock in the Federal Home Loan Bank of Cincinnati at a cost of $2.8 million. This is required in order to obtain Federal Home Loan Bank Loans.

LOAN PORTFOLIO

The Bank's various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.

                                                                                   (In Thousands)
                                                   --------------------------------------------------------------------------------
                                                      1999             1998               1997              1996           1995
                                                   ------------  --------------   -------------------  --------------  ------------
       Loans:
           Commercial/industrial                     $ 100,996        $ 81,253              $ 65,633        $ 67,763      $ 58,987
           Agricultural                                 46,035          38,882                44,939          41,195        41,328
           Real estate mortgage                        237,056         200,675               205,626         195,043       173,302
           Installment                                  71,662          68,385                75,767          63,199        61,021
           Commercial paper                              7,330          13,648                 7,837           3,959         7,604
           IDB                                           7,015           4,587                 4,511           3,670         3,336
                                                   ------------  --------------   -------------------  --------------  ------------
                                Total Loans          $ 470,094       $ 407,430             $ 404,313       $ 374,829     $ 345,578
                                                   ============  ==============   ===================  ==============  ============

The following table shows the maturity of loans:

                                                                             Maturities (In Thousands)
                                           ---------------------------------------------------------------------------------------
                                                                        After One
                                                   Within              Year Within              After
                                                  One Year             Five Years            Five Years               Total
                                           ----------------------  -------------------   -------------------   -------------------
Commercial/industrial/agriculture                       $ 85,062             $ 38,681              $ 23,288             $ 147,031
Real estate mortgage                                         560                8,121               228,375               237,056
Installment                                                9,288               59,336                 3,038                71,662
Commercial paper                                           7,330                    -                     -                 7,330
Industrial Development Bonds                                 721                1,180                 5,114                 7,015

The following table presents the total of loans due after one year which have 1) predetermined interest rates and 2) floating or adjustable interest rates:

                                                               (In Thousands)
                                                                 After One
                                                                    Year
                                                           ----------------------
Commercial/industrial/agriculture
          Fixed                                                         $ 25,521
          Variable                                                         8,769
Real estate mortgage
          Fixed                                                           35,602
          Variable                                                        78,300
Installment
          Fixed                                                           55,501
          Variable                                                            36
Industrial Development Bonds
          Fixed                                                            6,295
          Variable                                                             -

The following table summarizes the Company's nonaccrual and past due loans as of December 31:

                                                                      (In Thousands)
                             --------------------------------------------------------------------------------------------------
                                   1999               1998                  1997                  1996               1995
                             ----------------  -------------------   -------------------   -------------------  ---------------
Nonaccrual loans                     $ 6,504              $ 6,455               $ 2,890               $ 3,489          $ 3,494
Accruing loans past due
  90 days or more                      2,264                1,988                 1,396                 1,899            2,698
                             ----------------  -------------------   -------------------   -------------------  ---------------
         Total                       $ 8,768              $ 8,443               $ 4,286               $ 5,388          $ 6,192
                             ================  ===================   ===================   ===================  ===============

As of December 31, 1999, management, to the best of their knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. Interest income which would have been recorded under the original terms of the nonaccrual loans was $53 thousand for 1999 and $40 thousand for 1998. Any collections of interest on nonaccrual loans are included in interest income when collected. This amounted to $53 thousand for 1999 and $172 for 1998.

Loans are placed on nonaccrual status in the event one of the following occurs: the total line of the customer is charged off to the extent of 50%, the loan is in past due status for more than 180 days.

The $6.5 million of nonaccrual loans as of December 31, 1999 are secured.

At December 31, 1999 the Bank has $8.7 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently that quarterly.

The amount of the potential problem loans was considered in management's review of the loan loss reserve required at December 31, 1999.

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

At December 31, 1999, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $46 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities

The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.

The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans and commitments over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss portion is determined using a historical loss analysis by loan category.

The unallocated portion of the reserve for loan losses is determined based on management's assessment of general economic conditions as well as specific economic factors in the Bank's marketing area. This assessment inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Bank's historical loss factors used to determine the allocated component of the allowance.

Actual charge-off of loan balances are based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, financial condition of the borrower, and collateral.

The following table presents a reconciliation of the allowance for loan losses:

                                                                                 (In Thousands)
                                               ---------------------------------------------------------------------------------
                                                    1999              1998              1997             1996           1995
                                               ----------------  ---------------   ---------------  --------------- ------------
Loans                                                $ 470,094        $ 407,430         $ 404,313        $ 374,829    $ 345,577
                                               ================  ===============   ===============  =============== ============
Daily average of outstanding loans                   $ 428,087        $ 408,291         $ 384,498        $ 358,261    $ 324,239
                                               ================  ===============   ===============  =============== ============

Allowance for loan losses - January 1                  $ 5,850          $ 5,850           $ 5,500          $ 5,500      $ 5,500
          Loans Charged Off:
                      Commercial                           185              472               263              623          748
                      Installment                        1,085            1,260             1,239            1,053          691
                      Real estate mortgages                304               42                29               35           40
                                               ----------------  ---------------   ---------------  --------------- ------------
                                                         1,574            1,774             1,531            1,711        1,479
                                               ----------------  ---------------   ---------------  --------------- ------------
          Loan Recoveries:
                      Commercial                           493              540               384              197          584
                      Installment                          331              339               364              443          426
                      Real estate mortgages                 13                3                22                3           84
                                               ----------------  ---------------   ---------------  --------------- ------------
                                                           837              882               770              643        1,094
                                               ----------------  ---------------   ---------------  --------------- ------------
          Net Charge Offs                                  737              892               761            1,068          385
                                               ----------------  ---------------   ---------------  --------------- ------------
          Privision for loan loss                        1,637              892             1,111            1,068          385
                                               ----------------  ---------------   ---------------  --------------- ------------
Allowance for loan losses - December 31                $ 6,750          $ 5,850           $ 5,850          $ 5,500      $ 5,500
                                               ================  ===============   ===============  =============== ============

Ratio of net charge-offs to average
  loans outstanding                                      0.17%            0.22%             0.20%            0.30%        0.12%
                                               ================  ===============   ===============  =============== ============

Allocation of the allowance for loan losses among the various loan categories is as follows:

                                                                                                                     % of Loans
                                                                                                                       in Each
                                                                                                 Amount              Category To
                                                                                                (000's)              Total Loans
                                                                                         ----------------------  -------------------
Balance at End of Period Applicable To:
          Commercial/industrial                                                                        $ 3,948               32.26%
          Installment                                                                                    1,504               15.72%
          Real estate                                                                                    1,298               52.01%
                                                                                         ----------------------  -------------------
                                                                                                       $ 6,750              100.00%
                                                                                         ======================  ===================

DEPOSITS

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:

                                                                                           Over Six
                                                                    Over Three             Less Than               Over
                                                Under                Less Than              Twelve                Twelve
                                             Three Months           Six Months              Months                Months
                                        ----------------------  -------------------   -------------------   -------------------
             Time deposits                           $ 27,471             $ 24,942              $ 13,491               $ 1,861

The following table presents the average amount of and average rate paid on each deposit category:

                                                   Demand                  NOW               Savings                Time
                                                  Deposits              Accounts            Accounts              Accounts
                                                -------------         -----------         ------------           -----------
December 31, 1999:
------------------
          Average balance (In thousands)          $ 43,655             $ 61,609             $ 101,506             $ 292,581
          Average rate                               0.00%                2.44%                 2.65%                 5.32%

December 31, 1998:
------------------
          Average balance (In thousands)          $ 38,906             $ 44,218             $ 108,981             $ 287,484
          Average rate                               0.00%                2.29%                 3.32%                 5.76%

December 31, 1997:
------------------
          Average balance (In thousands)          $ 34,665             $ 40,626             $ 100,025             $ 268,181
          Average rate                               0.00%                2.49%                 3.57%                 5.84%

SHORT-TERM BORROWINGS

The Company's average balance of short-term borrowings was less than 30% of end of year stockholders' equity for each year reported.

RETURN ON ASSETS AND EQUITY

The Company has consistently maintained regulatory capital ratios at or above the "well capitalized" levels. See Note Note 16 to the Consolidated Financial Statements for more information.

Stockholders' equity ended at $57.9 million for 1999 compared to $55.3 million for 1998, a $2.6 million or 4.7% increase. Dividends remained at $1.40 per share for 1999 compared to $1.40 for 1998 and $1.25 for 1997 resulting in the dividend payout ratios shown in the table below. Management and the Board of Directors are continually reviewing this ratio. The amount of dividends which can be paid are subject to regulatory restrictions.

The following table shows consolidated operating and capital ratios of the Company for each of the last three years:

                                                             1999                  1998                  1997
                                                    ----------------------  -------------------   -------------------
            Return on average assets                                1.16%                1.38%                 1.33%
            Return on average equity                               11.95%               14.46%                14.56%
            Dividend payout ratio                                  26.79%               23.77%                23.95%
            Equity to assets ratio                                  9.67%                9.45%                 9.25%

FUNDING

The Company's bank subsidiary continues to follow the strategy of acquiring assets for investment purposes and retaining its own loan production, attempting to achieve reasonable spreads through matching such assets with one of a number of funding sources available.

The Farmers & Merchants State Bank functions as a financial intermediary, and as a result, its financial condition should be examined in terms of trends in its sources and uses of funds. The following comparison of daily average balances (in thousands) indicates how the bank has managed its sources and uses of funds.

                                                                                 1999
                                                      -----------------------------------------------------------------
                                                                                             Net Change
                                                              Average         -----------------------------------------
                                                              Balance                 Amount                Percentage
                                                      ----------------------  -------------------   -------------------
Funding Uses:
          Loans                                                   $ 428,087             $ 19,796                 4.85%
          Taxable securities                                         89,834               13,954                18.39%
          Tax exempt securities                                      30,106                4,452                17.35%
          Interest bearing deposits                                     100                    -                 0.00%
          Federal funds sold                                          2,019              (10,104)              -83.35%
                                                      ----------------------  -------------------
                                                                  $ 550,146             $ 28,098                 5.38%
                                                      ======================  ===================

Funding Sources:
          Deposits:
                      Noninterest bearing demand                  $ 110,064              $ 9,644                 9.60%
                      Savings                                        98,711                9,068                10.12%
                      Other time                                    295,376                5,235                 1.80%
          Other borrowed money                                       16,503                5,452                49.33%
          Federal funds purchased
             agreements to repurchase                                 6,129                2,853                87.09%
                                                      ----------------------  -------------------
                                                                  $ 526,783             $ 32,252                 6.52%
                                                      ======================  ===================

                                                                              1998                                    1997
                                                   ---------------------------------------------------------   -------------------
                                                                                    Net Change
                                                      Average         --------------------------------------        Average
                                                      Balance                 Amount           Percentage           Balance
                                                   -----------------  -------------------   ----------------   -------------------
Funding Uses:
          Loans                                           $ 408,291             $ 23,793              6.19%             $ 384,498
          Taxable securities                                 75,880                3,722              5.16%                72,158
          Tax exempt securities                              25,654                3,585             16.24%                22,069
          Interest bearing deposits                             100                    -              0.00%                   100
          Federal funds sold                                 12,123                8,318            218.61%                 3,805
                                                   -----------------  -------------------                      -------------------
                                                          $ 522,048             $ 39,418              8.17%             $ 482,630
                                                   =================  ===================                      ===================

Funding Sources:
          Deposits:
                      Noninterest bearing demand          $ 100,420             $ 13,407             15.41%              $ 87,013
                      Savings                                89,643                2,204              2.52%                87,439
                      Other time                            290,141               19,390              7.16%               270,751
          Other borrowed money                               11,051                1,637             17.39%                 9,414
          Federal funds purchased and
             agreements to repurchase                         3,276               (1,167)           -26.27%                 4,443
                                                   -----------------  -------------------                      -------------------
                                                          $ 494,531             $ 35,471              7.73%             $ 459,060
                                                   =================  ===================                      ===================

LIQUIDITY

Historically, the primary source of liquidity has been core deposits which include noninterest bearing demand deposits, NOW and money market accounts and time deposits of individuals. Although new customers were attracted during 1999 and interest rates are competitive, changes in consumer preferences resulted in an overall decline in core deposits from 1998 levels. Overall deposits declined $9 million to $503 million for 1999 compared to deposits at the end of 1998 of $512 million. Deposits for 1998 had increased by $50.1 million from 1997 deposits of $479 million.

The primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company's loan to deposit ratio for 1999 was 92.13% compared to 78.33% for 1998 and 86.31% for 1997.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt was $7.3 million at the end of 1999 compared to $2.9 million at the end of 1998, providing $4.4 million in additional funds for the Company.

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati at fixed rates. These funds are then used to provide housing mortgages back to the community in the form of fixed rate loans. Borrowings from this source increased $13.8 million to $25 million for 1999 compared to $11.2 million for 1998.

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

The following table summarizes the repricing opportunities as of December 31, 1999 for each major category of interest-earning assets (at amortized cost) and interest-bearing liabilities:


                                          0-90              90-365              1-5                 Over 5
                                          Days               Days              Years                 Years             Total
                                       ----------------  ----------------   ---------------   -------------------  ---------------
Interest bearing deposit                      $    -           $     100          $    -                $    -           $    100
Investment securities                            2,169            13,200            62,104                19,321           96,794
Loans                                          122,903           137,970            84,568               125,735          471,176
                                       ----------------  ----------------   ---------------   -------------------  ---------------
    Total Rate Sensitive Assets                125,072           151,270           146,672               145,056          568,070
                                       ----------------  ----------------   ---------------   -------------------  ---------------

Deposits                                        76,841           171,130           189,693                    58          437,722
Federal funds purchased and                                                                                                     -
  agreements to repurchase                       6,391               326               626                     -            7,343
Other borrowings                                 4,063            12,190             6,246                 2,540           25,039
                                       ----------------  ----------------   ---------------   -------------------  ---------------
    Total Rate Sensitive Liabilities            87,295           183,646           196,565                 2,598          470,104
                                       ----------------  ----------------   ---------------   -------------------  ---------------

Gap                                           $ 37,777         $ (32,376)         $(49,893)             $142,458         $ 97,966
                                       ================  ================   ===============   ===================  ===============

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

The Bank has an Option to Purchase on a parcel of land on St. Rt. 66 north of Defiance, Ohio. Upon approval the Bank will commence building a full service banking center, with plans to open during the fourth quarter of 2000 or first quarter of 2001.

     Branch                                           Location
     ------                                           --------
Archbold, Ohio                              1313 South Defiance Street
Wauseon, Ohio                               1130 North Shoop Avenue
                                            119 North Fulton Street
Stryker, Ohio                               300 South Defiance Street
West Unity, Ohio                            200 West Jackson Street
Bryan, Ohio                                 924 W. High Street
                                            1000 South Main Street
Delta, Ohio                                 101 Main Street
Montpelier, Ohio                            225 West Main Street
                                            1150 East Main Street
Napoleon, Ohio                              2255 Scott Street
Swanton, Ohio                               7 Turtle Creek Circle

The majority of the above locations have drive-up service facilities.

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

                                     PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The company's stock is not quoted on the National Association of Securities Dealers Automated Quotations System (NASDAQ).

The company's stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. The company has no broker that sets a price for the company's stock, therefore, the only source as to the high and low sale price is from private sales. The high and low sale price known to the company's management is as follows:

                                                 1st Quarter          2nd Quarter        3rd Quarter          4th Quarter
                                                 -----------          -----------        -----------          -----------
        1999         High                           $75.00             $100.00             $113.00              $105.00
                     Low                            $75.00              $75.00              $85.00               $75.00

        1998         High                           $55.00              $65.00              $70.00               $75.00
                     Low                            $55.00              $55.00              $65.00               $70.00

As of March 1, 2000, there were 1,497 record holders of common stock of the company.

Dividends are paid quarterly. Per share dividends for the years ended 1998 and 1997 are as follows:

                       1st Quarter      2nd Quarter          3rd Quarter        4th Quarter         Total
                       -----------      -----------          -----------        -----------         -----
         1999            $.30             $.30                $.30                $.50               $1.40
         1998            $.30             $.30                $.30                $.50               $1.40

SELECTED FINANCIAL DATA

Selected financial data is presented on page 33, of the Annual Report to shareholders for the year ended December 31, 1999 and are incorporated herein by reference.

OTHER ACCOUNTING ISSUES

During 1999, management completed the process of preparing for the Year 2000 date change. This process involved identifying and resolving date recognition issues in the Company's computer systems, software and other operating equipment. To date the Company has successfully managed the transition.

Although considered unlikely, unanticipated problems such as non-compliant third party and disruptions to the economy in general could still occur. Management will continue to monitor all business processes, including transactions with the Company's customers, vendors and other third parties throughout 2000 to address any issues which may arise, and to ensure all activities continue to process properly.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants

MESSAGE FROM MANAGEMENT:

At Farmers & Merchants Bancorp, Inc., service is the strength and key to our performance. Fueled by strong loan demand and overhead control, the bank's Board of Directors, management, and employees can report another good year in 1999. This resulted in 11.95 percent Return on Average Equity and 1.16 percent Return on Average Assets. With a new high in assets of $598,529,000, capital accounts have increased to $57,889,000 with a net income of $6,793,000 or $5.23 per share. Our continued success can be attributed in part to the strength of the economy in our market area. The results of Farmers & Merchants Bancorp, Inc. in 1999 also reflect favorably on the professionalism, dedication, and enthusiasm of our people. Although resources do not show up on the balance sheet, they are crucial to our continued success.

The real story for 1999 was the resources and efforts put into upgrading our computer hardware, software, and electronic devices to ready ourselves for Year 2000. As you know, the bank's Y2K progress and compliance was closely monitored by federal banking authorities. We agreed with the American Bankers Association's position that, as we moved into the new year, the safest place for your money was in the bank. We are very pleased to announce that our bank experienced no Y2K problems and it was "business as usual" on January 3, 2000. We sincerely appreciate the time and effort given by Marilyn Johnson and the Y2K Committee members to ensure the Farmers & Merchants Bancorp, Inc. was compliant. We also appreciate the confidence that our customers and you, our shareholders, had in us that this issue would not be a problem.

The Farmers & Merchants Bancorp, Inc. remains committed to providing service to its customers in a process that is first-rate from start to finish. As banking products become more like commodities, quality service is increasingly what differentiates outstanding companies from merely adequate ones. We know we must be able to deliver both excellent service and quality products, not one at the exclusion of the other. Your bank will continue to respond to customers' demands to provide banking services when, where, and how they desire.

This past year your bank has expanded its market area with the opening of the Swanton Office in November. Barry Gray, Branch Manager, and Debra Kauffman, Assistant Branch Manager, and their staff are doing an excellent job serving the Swanton market area. At your convenience, please stop in for a tour of our newest office. We are presently developing plans for the bank's Defiance Office. Construction should begin in late spring or early summer and we anticipate opening late this year or the first quarter of 2001.

A major concern for the coming year will be to increase our deposit base. As you are probably well aware, the need for deposits remains very competitive with new specials appearing almost daily in the newspapers. We have just introduced a new 36 month "Excel-A-Rate" CD with the option to change the interest rate two times at any point during the term of the certificate of deposit. Stop in any of our convenient offices for complete details. WE NEED YOUR DEPOSITS.


Connecting and solidifying banking relationships are the goals for the bank this year. We are reaching out to connect with our shareholders, customers, and communities to increase our profitability and enhance our service. The bank and its vendors are working together to improve processes and offer better products. All employees are working with their customers to broaden and refine customer relationships. the connections with our communities demonstrate that part of being a good business is being a good neighbor.

On behalf of the Board of Directors, Advisory Boards, the management team, and the employees of the Farmers & Merchants Bancorp, Inc., we wish to thank the shareholders for their confidence in our company.

We look forward to the opportunities and challenges of 2000 and the New Millennium.


Joe E. Crossgrove                                      Eugene D. Bernath
President/Chief Executive Officer                      Chairman of the Board

CONTENTS

Audited Consolidated Financial Statements

FARMERS & MERCHANTS BANCORP, INC.

And wholly owned subsidiaries December 31, 1999


Message from Management                                                 1

Table of Contents                                                       2

Board of Directors, Advisory Boards and Officers                        3-5

Independent Auditors' Report                                            6

Consolidated Balance Sheets                                             7

Consolidated Statements of Income                                       8

Consolidated Statements of Changes in Shareholders' Equity              9

Consolidated Statements of Cash Flows                                   10

Notes to Consolidated Financial Statements                              11-31

Independent Auditors'Report on Supplementary Information                32

Five Year Summary                                                       33

Trading Market for the Company's Stock                                  34

Selected Financial Data by Management                                   35

Independent Auditors' Report                                            36

Management Report                                                       37

Charts of Selected Highlights                                           38-39

1999 Promotional Highlights                                             40-43

DIRECTORS                               MAYNARD SAUDER                        MICHAEL D. CULLER
                                        Chairman/Chief Executive              Asst. Vice President
EUGENE D. BERNATH                       Officer                               Chief Agri Finance Officer
Chairman of the Board                   Sauder Woodworking Co.
The Farmers & Merchants State Bank                                            BARBARA J. BRITENRIKER
                                        MERLE J. SHORT                        Vice President
DEXTER L. BENECKE                       Farmer                                Comptroller & Chief Financial Officer
President                               President
Viking Trucking, Inc.                   Promow, Inc.                          DIANN K. MEYER
Vice President                                                                Asst. Vice President
Alex Products, Inc.                     STEVEN J. WYSE                        Human Resource Officer
                                        President
JERRY L. BOYERS                         SteelinQ Systems, Inc.                KENT E. ROTH
President                                                                     Auditor
Edifice Construction                    DIRECTOR EMERITUS                     Security Officer
Management
                                        ELIAS H. FREY                         MARILYN K. JOHNSON
JOE E. CROSSGROVE                       CHARLES E. LUGBILL                    Assistant Cashier
President/Chief Executive               KENNETH E. STAMM                      Compliance and CRA
Officer                                 ROBERT H. STOTZER                     Officer
The Farmers & Merchants State Bank      ROBERT V. WHITMER
                                                                              JUDITH A. WARNCKE
ROBERT G. FREY                                                                Asst. Cashier
President                               ARCHBOLD MAIN OFFICE                  Marketing Officer
E. H. Frey & Sons, Inc.
                                        EUGENE D. BERNATH                     J. SCOTT MILLER
LEE E. GRAFFICE                         Chairman of the Board                 Asst. Cashier
President                                                                     Agri Finance Officer
Graffice Motor Sales                    JOE E. CROSSGROVE
                                        President                             RUTH ANN DUNN
JACK C. JOHNSON                         Chief Executive Officer               Asst. Cashier
President                                                                     Agri Finance Officer
Hawk's Clothing, Inc.                   MAYNARD SAUDER
Partner                                 Vice President                        JANE C. BRUNER
REJO Partnership                                                              Asst. Cashier
                                        HAROLD H. PLASSMAN                    Operations Supervisor
DEAN E. MILLER                          Vice President
President                                                                     JOYCE G. KINSMAN
MBC Holdings, Inc.                      EDWARD A. LEININGER                   Asst. Cashier
                                        Executive Vice President              Loan Review Officer
DALE L. NAFZIGER                        Commercial Loan Officer
Vice President                                                                BRETT J. KAHRS
Homestead Ice Cream Co.                 REX D. RICE                           Asst. Cashier
                                        Executive Vice President              Senior Investment Executive
HAROLD H. PLASSMAN                      Chief Lending Officer
Attorney
Plassman, Rupp, Hensal & Short          GEORGE JELEN                          ARCHBOLD WOODLAND
                                        Asst. Vice President                  OFFICE
JAMES L. PROVOST                        Secondary Market Officer
Retired                                 Loan Underwriter                      DEBORAH L. SHINABERY
Dyer & McDermott, Inc.                                                        Asst. Vice President
                                        RANDAL H. SCHROEDER                   Branch Manager
JAMES C. SANEHOLTZ                      Asst. Vice President
President                               Chief Operations Officer              DIANE J. SWISHER
Saneholtz-McKarns, Inc.                                                       Asst. Cashier
                                                                              Asst. Branch Manager

ARCHBOLD ADVISORY BOARD                 WAUSEON ADVISORY BOARD                WEST UNITY OFFICE

BRUCE C. LAUBER                         RICHARD L. ELROD                      LEWIS D. HILKERT
President                               President                             Vice President
Lauber Manufacturing Co.                Mustang Corporation                   Branch Manager

JO ELLEN HORNISH                        WARREN A. KAHRS                       PATRICIA R. BURKHOLDER
President                               President                             Assistant Cashier
Hornish Brothers, Inc.                  Kahrs Tractor Sales, Inc.             Assistant Branch Manager

ANTHONY J. RUPP                         JOSEPH H. KOLB
President                               Owner                                 WEST UNITY ADVISORY
Rupp Furniture Co.                      Kolb & Son                            BOARD

GENE SCHAFFNER                          JULIAN GIOVARELLI                     ALVIN E. CAROTHERS
Farmer                                  President                             Farmer
                                        Gio Sales, Inc.
GEORGE F. STOTZER                                                             BEN G. WESTFALL
Partner                                 SANDRA K. BARBER                      President
Stotzer Do-It Center                    Fulton County Recorder                Westfall Realty, Inc.
                                        Chairman, Ohio Lottery Commission
LARRY M. WENDT                                                                TED W. MANEVAL
Farmer                                  DR. KENNETH H. KLING                  Farmer
                                        Owner
                                        Fulton County Vision Services         R. BURDELL COLON
WAUSEON SHOOP OFFICE                                                          President
ALLEN G. LANTZ                                                                Rup-Col., Inc.
Vice President                          STRYKER OFFICE
Branch Manager                                                                CHARLES W. KLINGER
                                        RONALD D. SHORT                       Pharmacist
GLORIA GUNN                             Asst. Vice President                  Klinger Pharmacy
Asst. Vice President                    Branch Manager
Asst. Branch Manager
                                        PATTI L. ROSEBROCK                    DELTA OFFICE
JERRY A. BORTON                         Asst. Cashier
Assistant Cashier                       Asst. Branch Manager                  CYNTHIA K. KNAUER
Agri Finance Officer                                                          Asst. Vice President
                                                                              Branch Manager
SUSAN DIERINGER                         STRYKER ADVISORY
Asst. Cashier                           BOARD                                 ARTHUR J. SHORT
Loan Officer                                                                  Asst. Branch Manager
                                        FRED W. GRISIER
                                        Owner
WAUSEON DOWNTOWN                        Grisier Funeral Home                  DELTA ADVISORY BOARD
OFFICE
                                        RICHARD E. RAKER                      TERRY J. KAPER
CAROL J. ENGLAND                        Owner                                 Attorney
Asst. Vice President                    Raker Oil Company                     Barber, Kaper, Stamm & Robinson
Branch Manager
Corporate Secretary                     STEVEN PLANSON                        ROBERT E. GILDERS
                                        Farmer                                Chairman
JEAN E. HORWATH                                                               GB Manufacturing
Asst. Cashier                           WILLIAM J. BRENNER
Asst. Branch Manager                    Attorney                              EUGENE BURKHOLDER
                                                                              President
                                                                              Falor Farm Center

AL KREUZ                                MONTPELIER WEST                       GARY W. SPENCER
Retired Fulton County                   MAIN                                  Assistant Vice President
Commissioner                            OFFICE                                Commercial Loan Officer

DONALD G. GERDES                        LANCE D. NOFZIGER
Human Resource Manager                  Asst. Cashier                         NAPOLEON ADVISORY
Worthington Steel, Delta                Branch Manager                        BOARD

                                                                              BARBARA C. SCHIE
BRYAN EAST HIGH OFFICE                  MONTPELIER EASTSIDE                   Office Manager
                                        OFFICE                                Fulton Anesthesia Associates,
DAVID C. FRAZER                                                               Inc.
Assistant Vice President                JOHN S. FEE
Branch Manager                          Asst. Vice President                  DAVID M. DAMMAN
                                        Branch Manager                        Farm Drainage Contractor
CAROL L. CHURCH                                                               Farmer
Assistant Cashier                       GREGORY A. SIMS
Assistant Branch Manager                Asst. Branch Manager                  JAMES T. VAN POPPEL
                                                                              President
                                                                              Van Poppel Limited
SOUTHTOWNE OFFICE                       MONTPELIER ADVISORY
                                        BOARD                                 DENNIS L. MEYER
MICHAEL T. SMITH                                                              Realtor
Assistant Cashier                       GREGORY D. SHOUP                      Reiser Realty
Branch Manager                          President
                                        Peltcs Lumber Co., Inc.
RUTH M. FORD                                                                  SWANTON OFFICE
Assistant Branch Manager                RICHARD S. DYE
                                        Probation Department                  BARRY N. GRAY
RICHARD S. BRUCE                        Bryan Municipal Court                 Asst. Cashier
Assistant Vice President                                                      Branch Manager
Commercial Loan Officer                 ROBERT D. MERCER
                                        President                             DEBRA J. KAUFFMAN
                                        Bob Mercer Realty and                 Asst. Cashier
BRYAN ADVISORY BOARD                    Auctions                              Asst. Branch Manager
                                                                              Asst. Corporate Secretary
W. PAUL TRODER                          GEORGE B. RINGS
President                               Pharmacist
Allied Moulded Products, Inc.           Rings Pharmacy

RUSTY BRUNICARDI                        Joe Crossgrove,
President                               President/Chief Executive
Chief Executive Officer                 Officer; Charles Lugbill,
Community Hospital of                   retiring Chairman; Eugene
Williams Co., Inc.                      Bernath, appointed Chairman

D. ROBERT SHAFFER                       NAPOLEON OFFICE
Farmer
                                        STEPHEN E. JACKSON
DR. C. NICHOLAS WALZ                    Asst. Vice President
Partner                                 Branch Manager
Williams County Family
Medical Center                          DIANA J. DENNIE
PAUL R. MANLEY                          Assistant Cashier
Process Msanager - Frame & Panel        Assistant Branch Manager
Sauder Woodworking Co.
                                        MICHAEL F. SCHNITKEY
                                        Assistant Cashier
                                        Agri Finance Officer

                     [KROUSE, KERN & CO., INC. LETTERHEAD]


January 12, 2000



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of Farmers & Merchants Bancorp, Inc., Archbold, Ohio, and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and subsidiaries, as of December 31, 1999 and 1998, and the results of its consolidated operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


                                                    Krouse, Kern & Co., Inc.
                                                    KROUSE, KERN & CO., INC.

                        FARMERS & MERCHANTS BANCORP, INC.
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                                     ASSETS

                                                                                    (In Thousands)
                                                                      ------------------------------------------
                                                                              1999                 1998
                                                                      --------------------  --------------------
Cash and due from banks                                                          $ 17,245              $ 18,549
Interest bearing deposits with banks                                                  100                   100
Federal funds sold                                                                      -                19,045
Investment securities at market                                                    95,641               121,334
Federal Home Loan Bank stock                                                        2,764                 2,577
Loans, less allowance for loan losses of $6,750
    for 1999 and $5,850 for 1998                                                  462,865               401,192
Loans held for resale                                                                 389                 6,013
Finance lease receivable                                                              693                   516
Bank premises and equipment-net                                                    10,176                 9,430
Accrued interest and other assets                                                   7,020                 6,904
Deferred tax charge                                                                 1,636                   209
                                                                      --------------------  --------------------
TOTAL ASSETS                                                                    $ 598,529             $ 585,869
                                                                      ====================  ====================
               LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
       Deposits:
             Demand                                                              $ 65,444              $ 52,631
             NOW accounts                                                          47,919                43,775
             Savings                                                               98,666               117,501
             Time                                                                 291,137               298,276
                                                                      --------------------  --------------------
                  Total Deposits                                                  503,166               512,183
       Federal funds purchased                                                      3,090                     -
       Securities sold under agreement to repurchase                                4,253                 2,916
       Other borrowings                                                            25,039                11,240
       Dividend payable                                                               650                   650
       Accrued interest and other liabilities                                       4,442                 3,530
                                                                      --------------------  --------------------
                  Total Liabilities                                               540,640               530,519
                                                                      --------------------  --------------------
SHAREHOLDERS' EQUITY:
       Common stock, no par value - authorized 1,500,000
         shares; issued  1,300,000 shares                                          12,677                12,677
       Undivided profits                                                           45,975                41,002
       Accumulated other comprehensive income                                        (763)                1,671
                                                                      --------------------  --------------------
                  Total Shareholders' Equity                                       57,889                55,350
                                                                      --------------------  --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 598,529             $ 585,869
                                                                      ====================  ====================

See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                        Consolidated Statements of Income
              for the years ended December 31, 1999, 1998 and 1997

                                                                             (In Thousands)(Except for Per Share Amounts)
                                                                    ---------------------------------------------------------------
                                                                           1999                  1998                  1997
                                                                    -------------------   -------------------   -------------------
INTEREST INCOME:
       Interest and fees on loans                                             $ 37,236              $ 36,335              $ 34,271
       Interest and Dividends on Investment Securities:
             U.S. Treasury and government agency                                 3,754                 3,427                 3,552
             State and local governments                                         1,645                 1,473                 1,234
             Corporate debt securities                                             849                   822                   719
             Dividends                                                             187                   178                   166
       Interest on federal funds sold                                              105                   648                   211
       Interest on deposits in banks                                                 3                     5                     5
                                                                    -------------------   -------------------   -------------------
                  Total Interest Income                                         43,779                42,888                40,158
                                                                    -------------------   -------------------   -------------------
INTEREST EXPENSE:
       Deposits                                                                 19,776                21,182                20,276
       Borrowed funds                                                            1,374                   903                   863
                                                                    -------------------   -------------------   -------------------
                  Total Interest Expense                                        21,150                22,085                21,139
                                                                    -------------------   -------------------   -------------------
                  Net Interest Income                                           22,629                20,803                19,019
PROVISION FOR LOAN LOSSES                                                        1,637                   892                 1,111
                                                                    -------------------   -------------------   -------------------
NET INCOME AFTER PROVISION
       FOR LOAN LOSS                                                            20,992                19,911                17,908
                                                                    -------------------   -------------------   -------------------
OTHER INCOME:
       Service charges on deposit accounts                                       1,524                 1,320                 1,152
       Other service charges and fees                                            1,574                 2,706                 1,787
       Net securities gains (losses)                                                31                     -                    (4)
                                                                    -------------------   -------------------   -------------------
                  Total Other Income                                             3,129                 4,026                 2,935
                                                                    -------------------   -------------------   -------------------
OTHER EXPENSES:
       Salaries and wages                                                        5,885                 5,438                 4,404
       Pension and other employee benefits                                       1,536                 1,394                 1,206
       Occupancy expense (net)                                                     542                   510                   481
       Furniture and equipment                                                   1,272                   981                   722
       Data processing fees                                                        766                   743                   625
       Franchise taxes                                                             629                   604                   492
       Other operating expense                                                   3,691                 3,197                 3,101
                                                                    -------------------   -------------------   -------------------
                                                                                14,321                12,867                11,031
                                                                    -------------------   -------------------   -------------------
INCOME BEFORE INCOME TAXES                                                       9,800                11,070                 9,812
INCOME TAXES                                                                     3,007                 3,413                 3,035
                                                                    -------------------   -------------------   -------------------
NET INCOME                                                                       6,793                 7,657                 6,777
OTHER COMPREHENSIVE INCOME:
       Unrealized gain (loss) on available-for-sale
         securities (net of tax effect of ($1,253), $345 and
          $157 for 1999, 1998 and 1997 respectively)                            (2,434)                  669                   311
                                                                    -------------------   -------------------   -------------------
COMPREHENSIVE INCOME                                                           $ 4,359               $ 8,326               $ 7,088
                                                                    ===================   ===================   ===================
NET INCOME PER SHARE - BASIC                                                    $ 5.23                $ 5.89                $ 5.22
                                                                    ===================   ===================   ===================
WEIGHTED AVERAGE SHARES OUTSTANDING                                          1,300,000             1,300,000             1,300,000
                                                                    ===================   ===================   ===================


 See Accompanying Notes to Consolidated Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.

           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

                                                                                     (In Thousands)
                                                              ---------------------------------------------------------------
                                                                                                              Accumulated
                                                                                                                 Other
                                                                    Common               Undivided           Comprehensive
                                                                     Stock                Profits               Income
                                                              -------------------   -------------------   -------------------
BALANCE AT DECEMBER 31, 1996                                            $ 12,677              $ 30,013                 $ 691
       Net income for 1997                                                     -                 6,777                     -
       Other comprehensive income net of tax:
             Unrealized gain on Available-For-Sale
               securities (net of tax effect of $153)                          -                     -                   314
       Reclassification adjustment (net of tax)                                                                           (3)
       Cash dividends ($1.25 per share)                                        -                (1,625)                    -
                                                              -------------------   -------------------   -------------------

BALANCE AT DECEMBER 31, 1997                                              12,677                35,165                 1,002
       Net income for 1998                                                     -                 7,657                     -
       Other comprehensive income net of tax:
             Unrealized gain on Available-For-Sale
               securities (net of tax effect of $345)                          -                     -                   669
       Cash dividends ($1.40 per share)                                        -                (1,820)                    -
                                                              -------------------   -------------------   -------------------

BALANCE AT DECEMBER 31, 1998                                              12,677                41,002                 1,671
       Net income for 1999                                                                       6,793
       Other comprehensive income net of tax:
             Unrealized loss on Available-For-Sale
               securities (net of tax effect of ($1,253))                                                             (2,454)
       Reclassification adjustment (net of tax)                                                                           20
       Cash dividends ($1.40 per share)                                                         (1,820)                    -
                                                              -------------------   -------------------   -------------------

BALANCE AT DECEMBER 31, 1999                                            $ 12,677              $ 45,975                $ (763)
                                                              ===================   ===================   ===================


See Accompanying Notes to Consolidated Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.
                     Consolidated Statements of Cash Flows
              for the years ended December 31, 1999, 1998 and 1997

                                                                                        (In Thousands)
                                                                ---------------------------------------------------------------
                                                                       1999                  1998                  1997
                                                                -------------------   -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                          $ 6,793               $ 7,657               $ 6,777
       Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
             Depreciation                                                    1,243                   943                   700
             Amortization of servicing rights                                  163                   307                    51
             Amortization of securities premiums/discounts                     413                   392                   315
             Provision for loan losses                                       1,637                   892                 1,111
             Provision for deferred income taxes                              (172)                   52                    43
             (Gain) loss on sale of other                                     (114)                 (447)                 (160)
             (Gain) loss on sale of securities                                 (31)                    -                     4
             Originations of mortgage loans held for sale                  (33,426)             (107,368)              (34,311)
             Proceeds from mortgage loans held for sale                     33,542               107,845                34,471
             Net change in other assets/liabilities                            633                  (769)                 (220)
                                                                -------------------   -------------------   -------------------
                  Net Cash Provided by Operating Activities                 10,681                 9,504                 8,781
                                                                -------------------   -------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of bank premises and equipment                              (1,991)               (2,740)                 (789)
       Maturity proceeds of available-for-sale securities                   36,635                22,000                23,546
       Sale proceeds of available-for-sale securities                       17,114                     -                10,363
       Purchase of available-for-sale securities                           (32,314)              (53,228)              (24,093)
       Net increase in loans and leases                                    (57,863)               (9,970)              (30,535)
                                                                -------------------   -------------------   -------------------
                  Net Cash Used by Investing Activities                    (38,419)              (43,938)              (21,508)
                                                                -------------------   -------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase in deposits                                             (9,017)               50,885                22,921
       Net change in short-term borrowings                                  19,427                   318                (4,165)
       Proceeds from other borrowings                                            -                 1,000                 3,000
       Payments on other borrowings                                         (1,201)               (1,053)                 (707)
       Payment of dividends                                                 (1,820)               (1,820)               (1,495)
                                                                -------------------   -------------------   -------------------
                  Net Cash Provided by Financing Activities                  7,389                49,330                19,554
                                                                -------------------   -------------------   -------------------
                  Net Change in Cash and Cash Equivalents                  (20,349)               14,896                 6,827
CASH AND CASH EQUIVALENTS - JANUARY 1                                       37,694                22,798                15,971
                                                                -------------------   -------------------   -------------------

CASH AND CASH EQUIVALENTS - DECEMBER 31                                   $ 17,345              $ 37,694              $ 22,798
                                                                ===================   ===================   ===================

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
       Cash and due from banks                                            $ 17,245              $ 18,549              $ 16,213
       Interest bearing deposits                                               100                   100                   100
       Federal funds sold                                                        -                19,045                 6,485
                                                                -------------------   -------------------   -------------------
                                                                          $ 17,345              $ 37,694              $ 22,798
                                                                ===================   ===================   ===================
SUPPLEMENTARY CASH FLOWS DISCLOSURES:
       Cash paid during the year for:
             Interest (net of amount capitalized)                         $ 21,357              $ 22,020              $ 21,136
             Income taxes                                                    2,024                 3,280                 2,652


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

                           CONSOLIDATION POLICY:

                           The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution, and the Farmers & Merchants Life Insurance Company, a life, accident and health insurance company. All material intercompany balances and transactions have been eliminated.

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

                           The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

                           The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions in the agricultural industry.

                           While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

                           INVESTMENT SECURITIES:

                           Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

                           Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

                           Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

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

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
                    (Continued)

                           LOANS (Continued):

                           Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as a net adjustment to the related loan's yield. The Bank is generally amortizing these costs over the contractual life of such loans. Fees related to standby letters of credit are recognized at the beginning of the commitment period.

                           ALLOWANCE FOR LOAN LOSSES:

                           The allowance for possible loan losses is established through a provision for loan losses charged against income. Loans deemed to be uncollectible and changes in the allowance relating to impaired loans are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

                           The allowance for loan losses is maintained at a level believed to be adequate by management to absorb estimated future loan losses for on and off balance sheet credit exposure. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. This evaluation is inherently subjective as it may require material estimates including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

                           SERVICING ASSETS AND LIABILITIES:

                           It is the Bank's policy to service loans it has sold to FREDDIEMAC. When the Bank undertakes an obligation to service financial assets, it recognizes either a servicing asset or a servicing liability for that servicing contract at its fair market value. Servicing assets and liabilities are to be amortized in proportion to and over the period of estimated net servicing income. Capitalized mortgage servicing rights are included in other assets and totaled $889 thousand and $922 thousand at December 31, 1999 and 1998, respectively. No valuation allowance is required.

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

                           BANK PREMISES AND EQUIPMENT:
                           Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various properties and is computed using accelerated methods. Costs for maintenance and repairs are charged to operations as incurred. Gains and losses on dispositions are included in current operations.

                           OTHER REAL ESTATE OWNED:
                           Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas, costs relating to holding the property are expensed. The portion of interest costs relating to the development of real estate are capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

                           FAIR VALUE OF FINANCIAL INSTRUMENTS:
                           FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value information about financial instruments, both assets and liabilities, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by assumptions used, including the discount rate and estimates of cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FASB Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
                    (Continued)
                           FEDERAL INCOME TAX:
                           Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and available-for-sale securities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Bancorp files consolidated income tax returns with its bank subsidiary.

                           EARNINGS PER SHARE:
                           Basic earnings per share are computed based on the weighted average number of shares of common stock outstanding during each year.

NOTE 2.           CASH AND CASH EQUIVALENTS
                  Banks are required to maintain reserve funds in vault cash and/or on deposit with the Federal Reserve Bank. The aggregate reserves required at December 31, 1999 and 1998 were $5.6 million and $5.1 million, respectively.

NOTE 3.           INVESTMENT SECURITIES
                  The amortized cost and estimated market values of investments in securities as of December 31, are detailed below. Fair market values are based on quoted market prices or dealer quotes except for domestic corporations stocks that are recorded at cost.


                                                                      (In Thousands)
                                           ------------------------------------------------------------------
                                                                          1999
                                           ------------------------------------------------------------------
                                               Gross             Gross            Gross            Gross
                                             Amortized        Unrealized       Unrealized          Market
                                                Cost             Gains           Losses            Value
                                           --------------   ---------------  ---------------   --------------
Available-for-Sale:
       U.S. Treasury                             $ 6,823              $ 25              $ 6          $ 6,842
       U.S. Government agency                     38,840                 2              763           38,079
       Mortgage-backed securities                 10,234                 2              409            9,827
       State and local governments                31,075               501              330           31,246
       Corporate debt securities                   9,802                 -              175            9,627
       Equity securities                              20                 -                -               20
                                           --------------   ---------------  ---------------   --------------

                                                $ 96,794             $ 530          $ 1,683         $ 95,641
                                           ==============   ===============  ===============   ==============

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 3.           INVESTMENT SECURITIES (Continued)


                                                                     (In Thousands)
                                           ------------------------------------------------------------------
                                                                          1998
                                           ------------------------------------------------------------------
                                               Gross             Gross            Gross            Gross
                                             Amortized        Unrealized       Unrealized          Market
                                                Cost             Gains           Losses            Value
                                           --------------   ---------------  ---------------   --------------
Available-for-Sale:
       U.S. Treasury                            $ 16,792             $ 320              $ -         $ 17,112
       U.S. Government agency                     37,978               614               18           38,574
       Mortgage-backed securities                 10,986                56               49           10,993
       State and local governments                34,119             1,413               12           35,520
       Corporate debt securities                  18,905               210                -           19,115
       Equity securities                              20                 -                -               20
                                           --------------   ---------------  ---------------   --------------

                                               $ 118,800           $ 2,613             $ 79        $ 121,334
                                           ==============   ===============  ===============   ==============

                  The gross realized gains and losses for the years ended December 31, are presented below:

                                                            (In Thousands)
                                           -------------------------------------------------
                                                1999             1998             1997
                                           --------------   ---------------  ---------------
Gross realized gains                                $ 38               $ -              $ 6
Gross realized losses                                  7                 -               10
                                           --------------   ---------------  ---------------

       Net Realized Gains(Losses)                   $ 31               $ -             $ (4)
                                           ==============   ===============  ===============

                  The amortized cost and estimated market value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     (In Thousands)
                                                            --------------------------------
                                                                   Available-for-Sale
                                                            --------------------------------
                                                               Amortized
                                                                 Cost          Fair Value
                                                            ---------------  ---------------
       One year or less                                           $ 15,369         $ 15,352
       After one year through five years                            62,104           60,922
       After five years through ten years                           12,512           12,307
       After ten years                                               6,809            7,060
                                                            ---------------  ---------------

             Total                                                $ 96,794         $ 95,641
                                                            ===============  ===============

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 3.           INVESTMENT SECURITIES (Continued)

                  Investments with a carrying value of $68.8 million and $66.9 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

NOTE 4.           FEDERAL HOME LOAN BANK STOCK

                  The Federal Home Loan Bank stock is recorded at cost. The stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.

NOTE 5.           LOANS

                  Loans at December 31, are summarized below:

                                                                     (In Thousands)
                                                            --------------------------------
Loans                                                            1999             1998
                                                            ---------------  ---------------
       Real estate                                               $ 237,056        $ 194,662
       Commercial and industrial                                   100,996           87,266
       Agricultural (excluding real estate)                         46,035           38,882
       Consumer and other loans                                     71,589           68,197
       Overdrafts                                                       73              188
       Commercial paper                                              7,330           13,648
       Industrial Development Bonds                                  7,015            4,587
                                                            ---------------  ---------------
                                                                   470,094          407,430
       Less: Deferred loan fees and costs                             (479)            (388)
                                                            ---------------  ---------------
                                                                   469,615          407,042
       Less: Allowance for loan losses                              (6,750)          (5,850)
                                                            ---------------  ---------------

             Loans - Net                                         $ 462,865        $ 401,192
                                                            ===============  ===============

                                                                            (In Thousands)
                                                            -------------------------------------------------
                                                                 1999             1998              1997
                                                            ---------------  ---------------   --------------
Allowance for Loan Losses
       Balance at beginning of year                                $ 5,850          $ 5,850          $ 5,500
       Provision for loan loss                                       1,637              892            1,111
       Recoveries                                                      837              882              770
       Loans charged off                                            (1,574)          (1,774)          (1,531)
                                                            ---------------  ---------------   --------------

                                                                   $ 6,750          $ 5,850          $ 5,850
                                                            ===============  ===============   ==============

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 5.           LOANS (Continued)

                  As of December 31, 1999 and 1998, the recorded investment in impaired loans amounted to approximately $8.5 and $8.7 million, respectively. The average recorded investment in impaired loans amounted to approximately $6.5 million, $4.7 million and $3.2 million for 1999, 1998 and 1997, respectively. Of the loans that were considered impaired for 1999 and 1998, the recorded investment in impaired loans that have a related allowance determined in accordance with SFAS No. 114 and No. 118 was $6.3 million and $6.5 million, respectively for which the related allowance for loan loss was $2.8 million and $2.4 million, respectively.

                  The Bank stops accruing interest income when a loan is deemed to be impaired, and recognizes interest income when the interest income is actually received. Interest income recognized on impaired loans was $53, $172 and $402 thousand for 1999, 1998 and 1997, respectively.

                  As of December 31, 1999 there were $524 thousand in commitments to lend additional funds to debtors whose loans are not performing.

                  $146.2 million in one to four family residential mortgage loans have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

                  Senior officers and directors and their affiliated companies were indebted to the Bank in the aggregate of $14.2 and $8.6 million at December 31, 1999 and 1998, respectively. All such loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable loan transactions with other persons. Loans made during 1999 were $28.8 million and repayments were $23.2 million. In the opinion of management, these loans do not involve more than normal risk of collectibility or possess other unfavorable features.

                  Loans for which the Bank is providing collection services is $158.2, $147.9 and $98.6 million for 1999, 1998 and 1997, respectively. Servicing assets recognized during 1999 amounted to $130 thousand and amortization of servicing assets amounted to $163 thousand. The fair value of recognized servicing assets was $1.4 million, fair value being determined by the present value of expected future cash flows. No allowance for impairment has been provided.

                  As of December 31, 1999 there were $7.1 million of undisbursed loans in process.

NOTE 6.           FINANCE LEASE RECEIVABLE

                  Finance leases as of December 31 are as follows:

                                                                     (In Thousands)
                                                            --------------------------------
                                                                 1999             1998
                                                            ---------------  ---------------
Gross investment in leases                                           $ 792            $ 605
Unearned income                                                        (99)             (89)
                                                            ---------------  ---------------

       Finance Lease Receivable                                      $ 693            $ 516
                                                            ===============  ===============

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 6.           FINANCE LEASE RECEIVABLE (Continued)

                  All amounts are considered collectible, and therefore, no allowance has been provided.

NOTE 7.           BANK PREMISES AND EQUIPMENT

                  The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

                                                                     (In Thousands)
                                                            --------------------------------
                                                                 1999             1998
                                                            ---------------  ---------------
Land                                                               $ 1,983          $ 1,681
Buildings                                                            9,123            8,030
Furnishings                                                          6,031            5,867
                                                            ---------------  ---------------
                                                                    17,137           15,578
Less:  Accumulated depreciation                                     (6,961)          (6,148)
                                                            ---------------  ---------------

       Banking Premises and Equipment (Net)                       $ 10,176          $ 9,430
                                                            ===============  ===============

NOTE 8.           DEPOSITS

                  Time deposits at December 31 consist of the following:

                                                                     (In Thousands)
                                                            --------------------------------
                                                                 1999             1998
                                                            ---------------  ---------------
Time deposits under $100,000                                     $ 223,372        $ 229,143
Time deposits of $100,000 or more                                   67,765           69,133
                                                            ---------------  ---------------

                                                                 $ 291,137        $ 298,276
                                                            ===============  ===============

                  For each of the five years subsequent to December 31, 1999, maturities for time deposits having a remaining term of more than one year follows:

                         2000                                    $ 171,297
                         2001                                       97,321
                         2002                                       13,603
                         2003                                        6,219
                         2004 and thereafter                         2,697
                                                            ---------------

                                                                 $ 291,137
                                                            ===============

                  Deposits to related parties as of December 31, 1999 and 1998 amounted to $11.6 million and $14.8 million, respectively.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 9.           REPURCHASE AGREEMENTS

                  The Bank's policy requires U. S. Government securities as collateral for the underlying repurchase agreements. As of December 31, 1999 and 1998 U. S. Treasury securities with a book value of $4.5 million and $3.5 million, respectively, were underlying the repurchase agreements and were under the Bank's control.

NOTE 10.          OTHER BORROWINGS

                  Other borrowings consisted of the following at December 31:

                                                       (In Thousands)
                                              --------------------------------
                                                   1999             1998
                                              ---------------  ---------------
Federal Home Loan Bank, various
  loans due in monthly
  installments of $105 thousand
  plus annual payments of $400
  thousand including interest at
  varying rates from 5.40% to
  7.05%. Notes are secured by a
  blanket lien on 100% of the one
  to four family residential
  mortgage loan portfolio                           $ 25,039         $ 11,240
                                              ===============  ===============

                  The following is a schedule by years of future minimum principal payments as of December 31:

                         2000                                     $ 16,253
                         2001                                        1,308
                         2002                                        1,367
                         2003                                        1,418
                         2004 and thereafter                         4,693
                                                            ---------------

                                                                  $ 25,039
                                                            ===============

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 11.          FEDERAL INCOME TAXES

                  Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                                     (In Thousands)
                                                            --------------------------------
                                                                 1999             1998
                                                            ---------------  ---------------
Deferred Tax Assets:
       Allowance for loan losses                                   $ 2,008          $ 1,702
       Other                                                             -               12
       Net unrealized loss on available-
         for-sale securities                                           392                -
                                                            ---------------  ---------------
                                                                     2,400            1,714
                                                            ---------------  ---------------

Deferred Tax Liabilities:
       Accreted discounts on bonds                                      40               35
       FHLB stock dividends                                            356              293
       Mortgage servicing rights                                       302              312
       Other                                                            66                3
       Net unrealized gain on available-
         for-sale securities                                             -              862
                                                            ---------------  ---------------
                                                                       764            1,505
                                                            ---------------  ---------------

             Net Deferred Tax Asset                                $ 1,636            $ 209
                                                            ===============  ===============

                  The components of income tax expense for the years ended December 31 are as follows:

                                                     (In Thousands)
                                     -------------------------------------------------
                                          1999             1998              1997
                                     ---------------  ---------------   --------------
Current:
       Federal                              $ 3,195          $ 3,361          $ 2,993
Deferred:
       Federal                                 (188)              52               42
                                     ---------------  ---------------   --------------

                                            $ 3,007          $ 3,413          $ 3,035
                                     ===============  ===============   ==============

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 11.          FEDERAL INCOME TAXES (Continued)

                                                                            (In Thousands)
                                                            -------------------------------------------------
                                                                 1999             1998              1997
                                                            ---------------  ---------------   --------------
Income tax at statutory rates                                      $ 3,399          $ 3,771          $ 3,354
Tax effect:
       Tax exempt interest                                            (468)            (428)            (384)
       Costs attributable to tax
         exempt interest                                                76               70               63
       Other items, net                                                  -                -                2
                                                            ---------------  ---------------   --------------

                                                                   $ 3,007          $ 3,413          $ 3,035
                                                            ===============  ===============   ==============


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

                  Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $363, $421, and $315 thousand for 1999, 1998 and 1997, respectively.

NOTE 13.          RELATED PARTY TRANSACTIONS

                  The Bank has conducted transactions with its officers and directors as set forth in Note 5.

NOTE 14.          COMMITMENTS AND CONTINGENT LIABILITIES

                  The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 1999 and 1998 is as follows:

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 14.          COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

                                                         (In Thousands)
                                                --------------------------------
                                                     1999             1998
                                                ---------------  ---------------
Commitments to extend credit                          $ 83,344         $ 76,651
Credit card arrangements                                12,163           10,237
Standby letters of credit                                1,531            1,419

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

NOTE 15.          FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

                  All of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area of northwest Ohio. All such customers are depositors of the Bank. Also, investments in state and municipal securities may involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in Note 5. Standby letters of credit were granted primarily to commercial borrowers.

NOTE 16.          REGULATORY CAPITAL REQUIREMENTS

                  The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all the capital adequacy requirements to which it is subject.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 16.          REGULATORY CAPITAL REQUIREMENTS (Continued)

                  As of December 31, 1999, the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                  The Bank's actual and required capital amounts and ratios as of December 31, 1999 and 1998 are as follows:

                                                                                           To Be Well Capitalized
                                                                                              Under the Prompt
                                                                  For Capital                 Corrective Action
                                          Actual               Adequacy Purposes(a)             Provisions(a)
                                --------------------------  --------------------------   --------------------------
                                   (000's)                     (000's)                      (000's)
                                   Amount         Ratio         Amount        Ratio         Amount         Ratio
                                -------------   ----------  --------------  ----------   -------------   ----------
As of December 31, 1999
Total Risk-Based Capital
  (to Risk Weighted Assets)
      Consolidated                   $63,970        14.8%         $34,580        8.0%             $ -          N/A
      Farmers & Merchants
        State Bank                    63,554        13.9%          36,580        8.0%          45,720        10.0%
Tier I Capital
  (to Risk Weighted Assets)
      Consolidated                    58,563        13.6%          17,220        4.0%                          N/A
      Farmers & Merchants
        State Bank                    47,833        10.5%          18,220        4.0%          27,330         6.0%
Tier I Capital
  (to Adjusted Total Assets)
      Consolidated                    58,563         9.9%          23,660        4.0%                          N/A
      Farmers & Merchants
        State Bank                    47,833         8.1%          23,620        4.0%          29,530         5.0%

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 16.          REGULATORY CAPITAL REQUIREMENTS (Continued)

                                                                                           To Be Well Capitalized
                                                                                              Under the Prompt
                                                                    For Capital               Corrective Action
                                         Actual                 Adequacy Purposes(a)            Provisions(a)
                                --------------------------  --------------------------   --------------------------
                                   (000's)                     (000's)                      (000's)
                                   Amount         Ratio         Amount        Ratio         Amount         Ratio
                                -------------   ----------  --------------  ----------   -------------   ----------
As of December 31, 1998
Total Risk-Based Capital
  (to Risk Weighted Assets)
      Consolidated                   $57,675        13.4%         $34,430        8.0%             $ -          N/A
      Farmers & Merchants
        State Bank                    58,550        13.9%          33,700        8.0%          42,120        10.0%
Tier I Capital
  (to Risk Weighted Assets)
      Consolidated                    52,757        11.8%          17,880        4.0%                          N/A
      Farmers & Merchants
        State Bank                    43,304        10.3%          16,820        4.0%          25,230         6.0%
Tier I Capital
  (to Adjusted Total Assets)
      Consolidated                    52,757         9.2%          22,940        4.0%                          N/A
      Farmers & Merchants
        State Bank                    43,304         7.5%          23,100        4.0%          28,870         5.0%

                  (a) The amount and ratios provided are minimums under the regulations.

                  The Bank is restricted as to the amount of dividends which can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $15.8 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

NOTE 17.          FAIR VALUE INFORMATION AND INTEREST RATE RISK

                  Fair values of financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets, premises and equipment and intangibles. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

                  The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 1999 and 1998 are reflected below:

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 17.          FAIR VALUE INFORMATION AND INTEREST RATE RISK (Continued)

                                                                     (In Thousands)
                                           ------------------------------------------------------------------
                                                         1999                              1998
                                           --------------------------------  --------------------------------
                                                Book             Fair             Book              Fair
                                               Value             Value            Value            Value
                                           --------------   ---------------  ---------------   --------------
Financial Assets:
       Cash                                     $ 17,245          $ 17,245         $ 18,549         $ 18,549
       Interest bearing deposits                     100               100              100              100
       Federal funds sold                              -                             19,045           19,045
       Available-for-sale securities              95,641            95,641          121,334          121,334
       Federal Home Loan Bank                      2,764             2,764            2,577            2,577
       Net loans                                 463,947           466,870          407,721          422,147
       Interest receivable                         5,077             5,077            5,187            5,187

Financial Liabilities:
       Deposits                                $ 503,166         $ 502,220        $ 512,183        $ 515,500
       Short-term borrowings:
          Federal funds purchased                  3,090             3,090                -
          Repurchase agreement sold                4,253             4,253            2,916            2,916
       Other borrowings                           25,039            24,976           11,240           11,341
       Interest payable                            1,784             1,784            1,991            1,991

                  The following assumptions and methods were used in estimating the fair value for financial instruments:

                           CASH AND SHORT-TERM INVESTMENTS:

                           The carrrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate their fair values.

                           INVESTMENT SECURITIES:

                           Fair values for securities are based on quoted market prices, where available. If quoted prices are not available, fair values are based on quoted market prices of comparable instruments.

                           STOCK IN FEDERAL HOME LOAN BANK:

                           No ready market exists for the stock, and it has no quoted market value. The stock is redeemable at par; therefore, fair value equals cost.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 17.          FAIR VALUE INFORMATION AND INTEREST RATE RISK (Continued)

                           LOANS:

                           Most commercial and real estate mortgage loans are made on a variable rate basis. For those variable-rate loans that reprice frequently, and with no significant change in credit risk, fair values are based on carrying values. The fair values of the fixed rate and all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

                           DEPOSITS:

                           The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair value for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

                           ACCRUED INTEREST RECEIVABLE AND PAYABLE:

                           The carrying amounts of accrued interest approximate their fair values.

                           INTEREST RATE RISK:

                           The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are more likely to prepay in a falling rate environment and less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                       BALANCE SHEETS

                                                                                    (In Thousands)
                                                                             --------------------------------
                                                                                  1999              1998
                                                                             ---------------   --------------
ASSETS:
       Cash                                                                           $ 669            $ 685
       Related party receivables:
         Dividends                                                                      350               52
         Note receivable                                                             10,000           10,000
       Investment in subsidiaries                                                    47,696           45,617
                                                                             ---------------   --------------

TOTAL ASSETS                                                                       $ 58,715         $ 56,354
                                                                             ===============   ==============

LIABILITIES:
       Accrued expenses                                                                 176            $ 354
       Dividends payable                                                                650              650
                                                                             ---------------   --------------
             Total Liabilities                                                          826            1,004
                                                                             ---------------   --------------

SHAREHOLDERS' EQUITY:
       Common stock, no par value -
         1,500,000 shares authorized; 1,300,000 shares issued                        12,677           12,677
       Undivided profits                                                             45,975           41,002
       Accumulated other comprehensive income                                          (763)           1,671
                                                                             ---------------   --------------
             Total Shareholders' Equity                                              57,889           55,350
                                                                             ---------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 58,715         $ 56,354
                                                                             ===============   ==============

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                              STATEMENTS OF INCOME

                                                                            (In Thousands)
                                                            -------------------------------------------------
                                                                 1999             1998              1997
                                                            ---------------  ---------------   --------------
INCOME:
       Equity in net income of subsidiaries                        $ 6,451          $ 7,313          $ 6,406
       Interest income                                                 600              600              600
                                                            ---------------  ---------------   --------------
             Total Income                                            7,051            7,913            7,006
                                                            ---------------  ---------------   --------------

EXPENSES:
       Miscellaneous                                                    14               19               16
       Professional fees                                                18               16               15
       Supplies                                                          6                6                6
       Taxes                                                            44               39                1
                                                            ---------------  ---------------   --------------
             Total Expense                                              82               80               38
                                                            ---------------  ---------------   --------------

INCOME BEFORE INCOME TAXES                                           6,969            7,833            6,968

INCOME TAXES                                                           176              176              191
                                                            ---------------  ---------------   --------------

NET INCOME                                                         $ 6,793          $ 7,657          $ 6,777
                                                            ===============  ===============   ==============


                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                                                                             (In Thousands)
                                                            -------------------------------------------------
                                                                                                  Accumulated
                                                                                                   Other
                                                                Common        Undivided         Comprehensive
                                                                 Stock        Profits              Income
                                                            ---------------  ---------------   --------------
BALANCE at December 31, 1996                                      $ 12,677         $ 30,013            $ 691
       Net income for 1997                                               -            6,777
       Other comprehensive income
         net of tax:
             Unrealized gain on Available-For-Sale
               securities (net of tax effect of $153)                    -                -              314
       Reclassification adjustment (net of tax)                                                           (3)
       Dividends ($1.25 per share)                                       -           (1,625)               -
                                                            ---------------  ---------------   --------------
BALANCE at December 31, 1997                                        12,677           35,165            1,002
       Net income for 1998                                               -            7,657                -
       Other comprehensive income
         net of tax:
             Unrealized gain on Available-For-Sale
               securities (net of tax effect of $345)                    -                -              669
       Dividends ($1.40 per share)                                       -           (1,820)               -
                                                            ---------------  ---------------   --------------
BALANCE at December 31, 1998                                        12,677           41,002            1,671
       Net income for 1999                                               -            6,793                -
       Other comprehensive income
         net of tax:
             Unrealized loss on Available-For-Sale
               securities (net of tax effect of ($1,253))                -                -           (2,454)
       Reclassification adjustment (net of tax)                                                           20
       Dividends ($1.40 per share)                                       -           (1,820)               -
                                                            ---------------  ---------------   --------------

BALANCE AT DECEMBER 31, 1999                                      $ 12,677         $ 45,975           $ (763)
                                                            ===============  ===============   ==============

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18.          FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
                    FINANCIAL INFORMATION (Continued)

                            STATEMENTS OF CASH FLOWS

                                                                            (In Thousands)
                                                            -------------------------------------------------
                                                                 1999             1998              1997
                                                            ---------------  ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                  $ 6,793          $ 7,657          $ 6,777
       Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities:
             Equity in undistributed net income
               of subsidiaries                                      (4,513)          (6,143)          (4,910)
             Changes in Operating Assets and
               Liabilities:
                  Receivable                                          (298)               -              190
                  Accrued expenses                                    (178)             175                -
                                                            ---------------  ---------------   --------------
                         Net Cash Provided by
                           Operating Activities                      1,804            1,689            2,057
                                                            ---------------  ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of dividends                                         (1,820)          (1,820)          (1,495)
                                                            ---------------  ---------------   --------------

                        Net Change in Cash and
                          Cash Equivalents                             (16)            (131)             562

CASH AND CASH EQUIVALENTS -
  beginning of year                                                    685              816              254
                                                            ---------------  ---------------   --------------

CASH AND CASH EQUIVALENTS -
  END OF YEAR                                                        $ 669            $ 685            $ 816
                                                            ===============  ===============   ==============

                     [KROUSE, KERN & CO., INC. LETTERHEAD]

January 12, 2000



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                         INDEPENDENT AUDITORS' REPORT ON
                            SUPPLEMENTARY INFORMATION

Our report on our audits of the basic financial statements of Farmers & Merchants Bancorp, Inc., Archbold, Ohio, and its wholly-owned subsidiaries, The Farmers & Merchants State Bank and Farmers & Merchants Life Insurance Company for the years ended December 31, 1999 and 1998, appears on page 6. The examination was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The five year summary of operations is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                   /s/ Krouse, Kern & Co., Inc.
                                                   KROUSE, KERN & CO., INC.

                        FARMERS & MERCHANTS BANCORP, INC.

                  Five Year Summary of Consolidated Operations

                                                            (In Thousands Except for Per Share Amounts)
                                         -------------------------------------------------------------------------------------
                                              1999             1998              1997             1996             1995
                                         ---------------  ---------------   ---------------  ---------------  ----------------
Summary of Income:
       Interest income                         $ 43,779         $ 42,888          $ 40,158         $ 38,382          $ 34,228
       Interest expense                          21,150           22,085            21,139           20,905            17,749
                                         ---------------  ---------------   ---------------  ---------------  ----------------
             Net Interest Income                 22,629           20,803            19,019           17,477            16,479
Provision for loan losses                         1,637              892             1,111            1,068               385
                                         ---------------  ---------------   ---------------  ---------------  ----------------

Net interest income after
  provision for loan losses                      20,992           19,911            17,908           16,409            16,094
Other income (expense)                          (11,192)          (8,841)           (8,096)          (8,614)           (8,594)
                                         ---------------  ---------------   ---------------  ---------------  ----------------

Net income before income taxes                    9,800           11,070             9,812            7,795             7,500
Income taxes                                      3,007            3,413             3,035            2,312             2,203
                                         ---------------  ---------------   ---------------  ---------------  ----------------

Net income                                     $  6,793         $  7,657          $  6,777         $  5,483          $  5,297
                                         ===============  ===============   ===============  ===============  ================

Per Share of Common Stock:
       Earnings per common share
         outstanding:
             (Based on weighted
               average number of
               shares outstanding)
             (All per share amounts
               have been retroactively
               restated to reflect a
               5 for 1 stock split in
               1996)
                  Net income                  $    5.23        $    5.89         $    5.22        $    4.22         $    4.07
                  Dividends                        1.40             1.40              1.25             1.15              1.10
                  Weighted average
                    number of shares
                    outstanding               1,300,000        1,300,000         1,300,000        1,300,000         1,300,000

Year-end assets                               $ 598,529        $ 585,869         $ 528,273        $ 501,449         $ 464,090
Average assets                                  585,189          553,277           510,163          482,770           430,304
Year-end equity capital                          57,889           55,350            48,844           43,381            39,621
Average equity capital                           56,862           52,940            46,548           41,501            38,034

See Independent Auditors' Report on Supplementary Information.

                        FARMERS & MERCHANTS BANCORP, INC.


                     Trading Market for the Company's Stock


The Company's stock is not actively traded on any exchange. The range and sales prices, based upon information that the Company has been made aware, are listed below:

                                                                                        Stock Prices
                                                                    --------------------------------------------------
                                                                     Quarter                Low                  High
                                                                     -------                ---                  ----
1999-- by quarter                                                      1st              $   75.00            $   75.00
                                                                       2nd                  75.00               100.00
                                                                       3rd                  85.00               113.00
                                                                       4th                  75.00               105.00

1998-- by quarter                                                      1st              $   55.00            $   55.00
                                                                       2nd                  55.00                65.00
                                                                       3rd                  65.00                70.00
                                                                       4th                  70.00                75.00

Dividends declared on a quarterly basis for the last two fiscal years:

                                                                     Quarter              1999                 1998
                                                                     -------              ----                 ----
Dividends declared per share
                                                                       1st                $   .30               $  .30
                                                                       2nd                    .30                  .30
                                                                       3rd                    .30                  .30
                                                                       4th                    .50                  .50

                        FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Farmers & Merchants Bancorp, Inc. again experienced another good year with solid income and asset growth. Interest income again increased in 1999 for the Company from $42.9 million for 1998 to $43.8 million for 1999. Average loan growth for 1999 was 6.42% while net interest income increased 8.78%. Operating earnings for 1999 was $6.8 million compared to $7.7 million for 1998, representing a decrease of approximately $900 thousand or 11%. This decrease was primarily the result of a $74 million decrease in the fixed rate mortgage loan origination activity of the Bank during 1999. This decreased level of activity resulted in other income decreasing by $864 thousand.

LIQUIDITY:

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis are among management's top priorities. This is accomplished by investing in assets such as U. S. Government, U. S. Agency, Municipal, and Corporate investment securities and Commercial Paper which can be converted to cash in a timely manner, as well as, maintaining appropriate levels of cash. The average aggregate balance of these assets was $116.2 million for 1999 representing almost 20% of total average assets.

CAPITAL RESOURCES:

Shareholders' equity was $57.9 million at December 31, 1999 compared to $55.3 million for 1998. The company continues to have a strong capital base and its bank subsidiary The Farmers & Merchants State Bank continues to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 1999, The Farmers & Merchants State Bank had a total risk-based capital ratio of 13.9% and a 10.5% core capital to risk-based asset ratio which are well in excess of regulatory guidelines. The bank's leverage ratio of 8.1% is also substantially in excess of regulatory guidelines. These ratios compare to 13.9%, 10.3% and 7.5%, respectively for 1998.

The Company's subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts.

                     [KROUSE, KERN & CO., INC. LETTERHEAD]


January 12, 2000



To the Board of Directors
The Farmers & Merchants State Bank
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have examined management's assertion that The Farmers & Merchants State Bank maintain a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1999, included in the accompanying management report.

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

In our opinion, management's assertions that The Farmers & Merchants State Bank maintained a system of internal control over financial reporting which is designed to provided reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1999, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



                                                   /s/ Krouse, Kern & Co., Inc.
                                                   KROUSE, KERN & CO., INC.

                [THE FARMERS & MERCHANTS STATE BANK LETTERHEAD]

                                MANAGEMENT REPORT
                             as of December 31, 1999




FINANCIAL STATEMENTS

Management of The Farmers & Merchants State Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1999, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

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

Management assessed its internal control structure over financial reporting as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that The Farmers & Merchants State Bank maintained an effective internal control structure over financial reporting as of December 31, 1999.

DESIGNATED LAWS

Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes The Farmers & Merchants State Bank complied in all material respects, with those designated laws and regulations for the year ended December 31, 1999.

                        FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT


Key Ratios:                            1999               1998               1997               1996               1995
                                 -----------------  ----------------   ----------------   ----------------   ----------------
Return on average equity                   11.95%            14.46%             14.56%             13.21%             13.93%
Return on average assets                    1.16%             1.38%              1.33%              1.14%              1.23%
Loan to deposit ratio                      92.13%            78.33%             86.31%             84.15%             84.06%
Capital to assets ratio                     9.67%             9.45%              9.25%              8.65%              8.54%

          [BAR GRAPH]                                         [BAR GRAPH]
    Return on Average Equity                           Return on Average Assets


           [BAR GRAPH]                                         [BAR GRAPH]
       Loan to Deposit Ratio                              Capital to Assets Ratio

                        FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT

                                                         (In Thousands Except for Per Share Amounts)
                                 --------------------------------------------------------------------------------------------
                                       1999               1998               1997               1996               1995
                                 -----------------  ----------------   ----------------   ----------------   ----------------
Loans                                     462,865           401,192            397,295            368,900            339,614
Total Assets                              598,529           585,869            528,273            501,449            464,090
Shareholders' Equity                       57,889            55,350             48,844             43,381             39,621
Interest Income                            43,779            42,888             40,158             38,382             34,228
Interest Expense                           21,150            22,085             21,139             20,905             17,749
Net Interest                               22,629            20,803             19,019             17,477             16,479
Other Expense                              11,192             8,841              8,096              8,614              8,594
Federal Income Tax                          3,007             3,413              3,035              2,312              2,203
Net Income                                  6,793             7,657              6,777              5,483              5,297
Net Income per Share                         5.23              5.89               5.22               4.22               4.07
Dividends per Share                          1.40              1.40               1.25               1.15               1.10

              [BAR GRAPH]                                              [BAR GRAPH]
 Shareholders' Equity Loans Total Assets                    Interest Expense Interest Income



              [BAR GRAPH]                                              [BAR GRAPH]
Federal Income Tax Net Income Other Expense             Dividends per Share Net Income Per Share

                           1999 ANNUAL REPORT PHOTOS



                                  HENRY COUNTY

                      Diana Dennie, AC/Napoleon Asst. Mgr.;
                   Stephen Jackson, AVP/Napoleon Mgr.; Michael
                Schnitkey, AC/Agri Finance Officer; Gary Spencer,
                           AVP/Commercial Loan Officer


                          SWANTON EMPLOYEES OPENING DAY

          Hollyn McKibben, Teller; Debra Kauffman, AC/Asst. Mgr.; Barry
           Gray, AC/Mgr.; Jennifer Fravor, Teller; Kathy Keeler, Asst.
         Teller/Supervisor; Heather Waldron, Teller: Carrol Muston, New
          Accounts; Vicky Bratton, Loan Administrator; Judy Carpenter,
                               Teller Supervisor


                                  FULTON COUNTY

                 Edward Leininger, EVP/Commercial Loan Officer;
             Allen Lantz, VP/Wauseon Shoop Mgr.; Rex Rice, EVP/Chief
         Lending Officer; Debra Kauffman, AC/Swanton Asst. Mgr.; Carol
              England, AVP/Wauseon Downtown Mgr.; Cynthia Knauer,
            AVP/Delta Mgr.; Deborah Shinabery, AVP/Archbold Woodland
                                      Mgr.


                                 WILLIAMS COUNTY

                 Jack Fee, AVP/Montpelier Eastside Mgr.; Michael
            Smith, AC/Bryan SouthTowne Mgr.; David Frazer, AVP/Bryan
         East High Mgr.; Ronald Short, AVP/Stryker Mgr.; Richard Bruce,
           AVP/Commercial Loan Officer; Lewis Hilkert, VP/West Unity
               Mgr.; Lance Nofziger, AC/Montpelier West Main Mgr.

                               ANGEL TREE PROJECT

            LydiaHuber, Executive Administrative Assistant and Cheryl
           Helberg, New Accounts Rep., prepare for distribution of the
         Christmas Gifts donated by the Directors and the Archbold Main
                         Office and Woodland Employees.


                            AGRI FINANCE SPECIALISTS

         Nancy Flgy, Secretary; Joyce Crites, Secretary; Diane Deatrick,
        Receptionist; Scott Miller, AC/Agri Finance Officer; Lisa Borton,
         Insurance Clerk; Jacque Wells, Secretary; Jerry Borton, AC/Agri
         Finance Officer; Bonnie Goertz, Secretary; Ruth Ann Dunn, Agri
        Finance Officer; Beth Bay, Secretary; Terri LeBowsky, Secretary;
             Michael Culler, AVP/Chief Agri Finance Officer; Michael
                       Schnitkey, AC/Agri Finance Officer


                             SUPER 55 TOUR TO "NOAH"

         Super 55 Club members enjoyed a trip to Pennsylvania in April.

                             BINGO AT FAIRLAWN HAVEN

         Diane Swisher, AC/Archbold Woodland Asst. Mgr. assists resident
                        Orval Short while playing Bingo.


                           WILLIAMS COUNTY FAIR PARADE

           Moola Moola and Montpelier Eastside and West Main employees and family members preparing for the start of the Williams Co.
                                  Fair parade.


                        STRYKER CHRISTMAS CLUB OPEN HOUSE

           AVP/Stryker Branch Mgr. Ronald Short visits with guest Gary
              Stuckey during the annual Christmas Club Open House.

                          SANTA VISITS BRYAN SOUTHTOWNE

          Vickie Grimm, Secretarial Supervisor/SouthTowne Office, poses with her husband Doug, son Drew, and Santa Claus.


                         FULTON COUNTY "RELAY FOR LIFE"

         Helen Tefft, Teller; Kim Armstrong, guest; Diann Meyer, AVP/HR
           Director; Marilyn Johnson, AC/Compliance/CRA Officer and
            Sharon Cordy, HR Admin. Asst. participated with 11 other
         employees and guests to form the F & M "Relay for Life" team.


                           FULTON COUNTY SENIOR CENTER

          Peggy Volkman, Consumer Loan Officer, presents bank products and services to Fulton County residents.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matters.

No change of accountants has been made since 1982.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

The information called for herein is presented below:

                                                                                                 Year First
                                                     Principal Occupation or                      Became
          Name                  Age               Employment for Past Five Years                  Director
          ----                  ---               ------------------------------                  --------
Eugene Bernath                   66            Farmer                                              1978
                                               Chairman of the Board,
                                                 Farmers & Merchants Bancorp, Inc.
                                                 The Farmers & Merchants State Bank

Dexter Benecke                   57            President, Viking Trucking, Inc.                    1999
                                                 Vice President Alex Products, Inc.

Jerry L. Boyers                  66            President, Edifice Construction                     1976
                                                 Management

Joe E. Crossgrove                63            President, Chief Executive Officer                  1992
                                                 The Farmers & Merchants State
                                                 Bank

Robert G. Frey                   59            President, E. H. Frey & Sons, Inc.                  1987

Lee E. Graffice                  68            President, Graffice Motor Sales                     1983

Jack C. Johnson                  47            President, Hawk's Clothing, Inc.                    1991
                                                 Partner, REJO Partnership

Dean E. Miller                   55            President, MBC Holdings, Inc.                       1986

Dale L. Nafziger                 69            Vice-President, Homestead Ice Cream Co.             1969

Harold H. Plassman               70            Attorney, Plassman, Rupp, Hensel                    1985
                                                 & Short

James L. Provost                 71            Retired, Dyer & McDermott, Inc.                     1995

James C. Saneholtz               53            President, Saneholtz-McKarns, Inc.                  1995
`
Maynard Sauder                   67            President, Sauder Woodworking Co.                   1980

Merle J. Short                   59            Farmer, President of Promow, Inc.                   1987

Steven J. Wyse                   55            President, SteelinQ Systems, Inc.                   1991


                                                EXECUTIVE OFFICERS
                                                ------------------

                                               Principal Occupation
          Name                  Age             for Past Five Years
          ----                  ---            --------------------
Eugene Bernath                  66             Farmer
                                               Chairman of the Board
                                               Farmers & Merchants State Bank

Joe E. Crossgrove               63             President, Chief Executive Officer
                                                 The Farmers & Merchants State
                                                 Bank (since 1991) Executive Vice
                                                 President and Treasurer of Farmers
                                                 & Merchants Bancorp, Inc.
                                                 Director and Vice President of Farmers
                                                 & Merchants Life Insurance Co.

Rex D. Rice                     40             Vice President
                                               Chief Lending Officer

Edward Leininger                43             Vice President
                                               Commercial Loan Officer

Allen G. Lantz                  46             Vice President
                                               Branch Manager

Lewis Hilkert                   49             Vice President
                                               Branch Manager

Carol England                   59             Assistant Vice President
                                               Corporate Secretary
                                               Branch Manager

Ronald D. Short                 47             Assistant Vice President
                                               Branch Manager

Cynthia Knauer                  53             Assistant Vice President
                                               Branch Manager

Dave Frazier                    41             Assistant Vice President
                                               Branch Manager

John Fee                        39             Assistant Vice President
                                               Branch Manager

Steve Jackson                   45             Assistant Vice President
                                               Branch Manager

Deborah Shinabery               44             Assistant Vice President
                                               Branch Manager

Randal H. Schroeder             39             Assistant Vice President
                                               Chief Operations Officer

George Jelen                    48             Assistant Vice President
                                               Mortgage Loan Officer

Barbara Britenriker             38             Assistant Vice President
                                               Chief Financial Officer
                                               Comptroller

Michael D. Culler               41             Assistant Vice President
                                               Chief Agricultural Finance Officer

Diann K. Meyer                  39             Assistant Vice President
                                               Human Resource Officer

Gloria Gunn                     42             Assistant Vice President
                                               Assistant Branch Manager

Richard Bruce                   52             Assistant Vice President
                                               Commercial Loan Officer

Kent Roth                       35             Auditor
                                               Bank Security Officer

Marilyn Johnson                 43             Compliance Officer

Jean Horwath                    48             Assistant Cashier
                                               Assistant Branch Manager

Diane Swisher                   42             Assistant Cashier
                                               Assistant Branch Manager

Patti Rosebrock                 42             Assistant Cashier
                                               Assistant Branch Manager

Michael T. Smith                33             Assistant Cashier
                                               Branch Manager

Debra Kauffman                  39             Assistant Cashier
                                               Assistant Branch Manager
                                               Assistant Corporate Secretary

J. Scott Miller                 43             Assistant Cashier
                                               Assistant Agri-Finance Officer

Judith Warncke                  52             Assistant Cashier
                                               Marketing Officer

Diana Dennie                    37             Assistant Cashier
                                               Branch Manager

Jerry Borton                    50             Assistant Cashier
                                               Loan Officer

Joyce G. Kinsman                30             Assistant Cashier
                                               Loan Review Officer

Jane Bruner                     39             Assistant Cashier
                                               Operations Supervisor

Patricia Burkholder             36             Assistant Cashier
                                               Assistant Branch Manager

Barry Gray                      39             Assistant Cashier
                                               Assistant Branch Manager

Lesley Shirkey                  30             Asset Recovery Officer

Brett Kahrs                     35             Brokerage Officer

Carol Church                    40             Assistant Cashier
                                               Assistant Branch Manager

Ruth Ford                       46             Assistant Branch Manager

Lance Nofziger                  29             Branch Manager

Michael Schnitkey               31             Assistant Cashier
                                               Agricultural Finance Officer

Gregory Sims                    29             Assistant Branch Manager

Ruth Ann Dunn                   45             Assistant Cashier
                                               Administrative Agri Assistant

Sue Dieringer                   41             Assistant Cashier
                                               Consumer Loan Officer

Kelby Schmucker                 32             Credit Analyst

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 8, 2000 is incorporated herein by reference.

The directors of Farmers & Merchants Bancorp, Inc. are also the directors of The Farmers & Merchants State Bank and Farmers & Merchants Life Insurance Co.

The Board of Directors met twenty-six times during the 1999 calendar year. All but two of the current directors of the Corporation attended at least seventy-five percent of the meetings of the Board. Maynard Sauder was in attendance at sixty-nine percent of the meetings and Steve Wyse was in attendance at fifty-eight percent of the meetings. Average attendance at Board meetings held during the year was eighty percent.

Directors received, as directors' fees, $300 for each board meeting, plus a bonus of $600 for 1999.

The Subsidiary Bank Board of Directors met semi-monthly during 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 8, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHER

There are no transactions to report.

CERTAIN BUSINESS RELATIONSHIPS

No family relationships exist between any executive officers of the Bank.

LOANS TO RELATED PARTIES

This information is presented on page 18, Note 5 of the Annual Report to shareholders, and is incorporated herein by reference.

CERTAIN BUSINESS RELATIONSHIPS

The company retained the law firm of Plassman, Rupp, Hensal and Short in 1988. One of the principals, Harold Plassman, is a member of the Board of Directors. During 1999 the company paid fees to Plassman, Rupp, Hensal and Short for routine legal services. It is the company's intention to retain the law firm in 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

                  (a) The following documents are filed as part of this report:

                                                                                                 Annual Report
                                                                                                 -------------
                  (1)      Financial Statements
                           Report of Independent Accountants                                     Page 6
                           Consolidated Balance Sheets                                           Page 7
                           Consolidated Statements of Income                                     Page 8
                           Consolidated Statements of Changes in
                           Shareholders' Equity                                                  Page 9
                           Consolidated Statements of Cash Flows                                 Page 10
                           Notes to Consolidated Financial Statements                            Pages 11 - 31
                  (2)      Financial Statement Schedules
                           Independent Auditors' Report on Additional
                           Information                                                           Page 32
                           Five Year Summary of Operations                                       Page 33
                  (3)      Other Information
                           Trading Market for the Company's Stock                                Page 34
                           Selected Financial Data by Management                                 Page 35
                           Independent Auditors' Report                                          Page 36
                           Management Report                                                     Page 37
                           Selected Financial Data by Management                                 Pages 38 - 39
                           1999 Annual Report Photos                                             Pages 40 - 43
                  (4)      Exhibits
                           (3.1)    Articles of Incorporation have been
                                    submitted with previous 10-K reports.
                           (13.1)   1999 Annual Report to Shareholders (contained herein)
                           (23.1)   Notice of Annual Meeting and Proxy Statement
         (b)      Reports on Form 8-K
                  None
         (c)      Exhibits required by Item 601.
                  None required
         (d)      Schedules required by Regulation S-X
                  The Condensed Financial Information of the Registrant required by this report are included in the Annual Report to
                  Shareholders, Note 18, pages 28 through 31.
         (e)      Signatures                                                                     Page 32
         (f)      Exhibit 27 Financial Data Schedule                                             Page 33 - 34

                  Other schedules required to be filed as part of this report.

                                                                                                    Form 10-K
                                                                                                    ---------
                  Schedule of Property and Equipment                                                 Page 30
                  Schedule of Accumulated Depreciation - Property and Equipment                      Page 31


PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K


                       SCHEDULE OF PROPERTY AND EQUIPMENT
                                 (In Thousands)


                                                                       Exhibit 1

                                                 Year Ended December 31, 1999
                  ---------------------------------------------------------------------------------------
                        Beginning                                                           Ending
                         Balance               Additions            Retirements             Balance
                  ----------------------  -------------------   -------------------   -------------------
Land                            $ 1,681                $ 302                                     $ 1,983
Building                          8,030                1,093                                       9,123
Equipment                         5,867                  621                   457                 6,031
                  ----------------------  -------------------   -------------------   -------------------

                               $ 15,578              $ 2,016                 $ 457              $ 17,137
                  ======================  ===================   ===================   ===================

                                                 Year Ended December 31, 1998
                  ---------------------------------------------------------------------------------------
                        Beginning                                                           Ending
                         Balance               Additions            Retirements             Balance
                  ----------------------  -------------------   -------------------   -------------------
Land                            $ 1,472                $ 209                   $ -               $ 1,681
Building                          7,398                  676                    44                 8,030
Equipment                         4,606                1,827                   566                 5,867
                  ----------------------  -------------------   -------------------   -------------------

                               $ 13,476              $ 2,712                 $ 610              $ 15,578
                  ======================  ===================   ===================   ===================

                                                 Year Ended December 31, 1997
                  ---------------------------------------------------------------------------------------
                        Beginning                                                           Ending
                         Balance               Additions            Retirements             Balance
                  ----------------------  -------------------   -------------------   -------------------
Land                            $ 1,120                $ 108                   $ -               $ 1,228
Building                          6,475                  662                     -                 7,137
Equipment                         4,074                  414                   155                 4,333
                  ----------------------  -------------------   -------------------   -------------------

                               $ 11,669              $ 1,184                 $ 155              $ 12,698
                  ======================  ===================   ===================   ===================

          SCHEDULE OF ACCUMULATED DEPRECIATION - PROPERTY AND EQUIPMENT


                                                                       Exhibit 2


                                                 Year Ended December 31, 1999
                 ---------------------------------------------------------------------------------------
                       Beginning                                                           Ending
                        Balance             Depreciation           Retirements             Balance
                 ----------------------  -------------------   -------------------   -------------------
Land                               $ -                  $ -                                         $ -
Building                         2,406                  262                                       2,668
Equipment                        3,742                  981                   430                 4,293
                 ----------------------  -------------------   -------------------   -------------------

                               $ 6,148              $ 1,243                 $ 430               $ 6,961
                 ======================  ===================   ===================   ===================

                                                 Year Ended December 31, 1998
                 ---------------------------------------------------------------------------------------
                       Beginning                                                           Ending
                        Balance             Depreciation           Retirements             Balance
                 ----------------------  -------------------   -------------------   -------------------
Land                               $ -                  $ -                   $ -                   $ -
Building                         2,234                  216                    44                 2,406
Equipment                        3,577                  727                   562                 3,742
                 ----------------------  -------------------   -------------------   -------------------

                               $ 5,811                $ 943                 $ 606               $ 6,148
                 ======================  ===================   ===================   ===================

                                                 Year Ended December 31, 1997
                 ---------------------------------------------------------------------------------------
                       Beginning                                                           Ending
                        Balance             Depreciation           Retirements             Balance
                 ----------------------  -------------------   -------------------   -------------------
Land                               $ -                  $ -                   $ -                   $ -
Building                         2,022                  212                     -                 2,234
Equipment                        3,100                  488                    11                 3,577
                 ----------------------  -------------------   -------------------   -------------------

                               $ 5,122                $ 700                  $ 11               $ 5,811
                 ======================  ===================   ===================   ===================

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             Farmers & Merchants Bancorp, Inc.

                             By: /s/ Joe E. Crossgrove          Date: 3/8/00
                                 -----------------------------        ---------
                             Joe E. Crossgrove
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe E. Crossgrove                     Date:  3/8/00           /s/ Barbara Britenriker            Date:  3/8/00
-----------------------------------------                         ----------------------------------
Joe E. Crossgrove, Director                                       Barbara Britenriker
Chief Executive Officer                                           Chief Accounting Officer

/s/ Eugene D. Bernath                     Date:  3/8/00           /s/ Kent Roth                      Date:  3/8/00
-----------------------------------------                         ----------------------------------
Eugene D. Bernath                                                 Kent Roth, Auditor
Director and Chairman

/s/ Dexter Benecke                        Date:  3/8/00           /s/ Harold H. Plassman             Date:  3/8/00
-----------------------------------------                         ----------------------------------
Dexter Benecke, Director                                          Harold H. Plassman, Director

/s/ Jerry Boyers                          Date:  3/8/00           /s/ James Provost                  Date:  3/8/00
-----------------------------------------                         ----------------------------------
Jerry Boyers, Director                                            James Provost, Director

/s/ Robert Frey                           Date:  3/8/00           /s/ James Saneholtz                Date:  3/8/00
-----------------------------------------                         ----------------------------------
Robert Frey, Director                                             James Saneholtz, Director

/s/ Lee Grafice                           Date:  3/8/00           /s/ Maynard Sauder                 Date:  3/8/00
-----------------------------------------                         ----------------------------------
Lee Grafice, Director                                             Maynard Sauder, Director

/s/ Jack C. Johnson                       Date:  3/8/00           /s/ Merle J. Short                 Date:  3/8/00
-----------------------------------------                         ----------------------------------
Jack C. Johnson, Director                                         Merle J. Short, Director

/s/ Dean Miller                           Date:  3/8/00           /s/ Steven J. Wyse                 Date:  3/8/00
-----------------------------------------                         ----------------------------------
Dean Miller, Director                                             Steven J. Wyse, Director

/s/ Dale L. Nafziger                      Date:  3/8/00
-----------------------------------------
Dale L. Nafziger, Director

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------
    27                   Financial Data Schedule
