Form 10-Q
period 2000-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2000-05-11
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
               For the transition period from          to
                                              --------    --------
                          Commission File Number 0-14492
                          -----------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                     34-1469491
  -------------------------------                    ------------------
  (State or other jurisdiction of                    (I.R.S Employer
   incorporation or organization)                    Identification No.)

307-11 North Defiance Street, Archbold, Ohio                  43502
--------------------------------------------               ----------
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
     Yes  X  No
         ---    ---

     Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

       Common Stock, No Par Value                        1,300,000
     --------------------------------         ----------------------------------
                 Class                         Outstanding as of April 1, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                                Page
---------------
PART I.        FINANCIAL INFORMATION

Item   1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets-
                    March 31, 2000, December 31, 1999 and March 31, 2000        1

               Condensed Consolidated Statements of Net Earnings-
                    Three Months Ended March 31, 1999 and March  31, 2000       2

               Condensed Consolidated Statements of Cash Flows-
                    Three Months Ended March 31, 1999 and March  31, 2000       3

               Notes to Condensed Financial Statements                          4

Item   2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                   5

PART II.       OTHER INFORMATION

Item   6.      Exhibits and Reports on form 8K                                  6

Signatures                                                                      7

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                               March 31, 2000     December 31, 1999         March 31, 1999
ASSETS:
Cash and due from banks                                             $  16,431            $  17,245              $  13,407
Interest bearing deposits with banks                                      100                  100                    100
Federal funds sold                                                          0                    -                      -
Investment Securities:
   U.S. Treasury                                                        7,443                6,842                 15,096
   U.S. Government                                                     54,963               47,906                 54,298
   State & political obligations                                       30,263               31,246                 34,485
   All others                                                          12,907               12,411                 24,135
Loans and leases                                                      466,085              463,947                411,580
Bank premises and equipment-net                                        10,118               10,176                  9,644
Accrued interest and other assets                                       9,759                8,656                  8,009
          TOTAL ASSETS                                              $ 608,069            $ 598,529              $ 570,754

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                                    $  39,351            $  54,051              $  41,699
          Time and savings                                            459,474              449,115                450,104
   Federal funds purchased and securities
     sold under agreement to repurchase                                20,554                7,343                  7,994
   Other borrowed money                                                24,831               25,039                 11,044
   Accrued interest and other liabilities                               4,684                5,092                  4,268
        Total Liabilities                                             548,894              540,640                515,109

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                             12,677               12,677                 12,677
   Undivided profits                                                   47,506               45,975                 42,111
   Accumulated other comprehensive income                              (1,007)                (763)                   857
        Total Shareholders' Equity                                     59,176               57,889                 55,645

LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 608,070            $ 598,529              $ 570,754

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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                   Three Months Ended                  Three Months Ended
                                                             Sept 30, 1999      Sept 30, 1998     March 31, 2000      36,250.00
INTEREST INCOME:
   Loans and leases                                                $ -               $ -           $ 10,029           $ 8,502
   Investment Securities:
          U.S. Treasury securities                                   -                 -                114               245
          Securities of U.S. Government agencies                     -                 -                765               803
          Obligations of states and political subdivisions           -                 -                382               426
          Other                                                      -                 -                286               480
   Federal funds                                                     -                 -                 66                66
   Deposits in banks                                                 -                 -                  0                 1
            Total Interest Income                                    -                 -             11,642            10,523
INTEREST EXPENSE:
   Deposits                                                          -                 -              5,243             5,172
   Borrowed funds                                                    -                 -                533               226
            Total Interest Expense                                   -                 -              5,776             5,398
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                       -                 -              5,866             5,125
PROVISION FOR LOAN LOSSES                                            -                 -                167               416
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                       -                 -              5,699             4,709
OTHER INCOME:
   Service charges                                                   -                 -                381               316
   Other                                                             -                 -                386               515
   Net securities gains (losses)                                     -                 -                  0                 -
                                                                     -                 -                767               831
OTHER EXPENSES:
   Salaries and wages                                                -                 -              1,662             1,463
   Pension and other employee benefits                               -                 -                375               359
   Occupancy expense (net)                                           -                 -                130               133
   Other operating expenses                                          -                 -              1,552             1,542
                                                                     -                 -              3,719             3,497
INCOME BEFORE FEDERAL INCOME TAX                                     -                 -              2,747             2,043
FEDERAL INCOME TAXES                                                 -                 -                758               545
NET INCOME                                                           -                 -              1,989             1,498
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                           -                 -             (1,538)             (814)
COMPREHENSIVE INCOME                                               $ -               $ -           $    451           $   684
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000    $ -               $ -           $   1.53           $  1.15
DIVIDENDS DECLARED                                                 $ -               $ -           $   0.35           $  0.30

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                     Three Months Ended
                                                                             March 31, 2000        March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $  1,989               $  1,498
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                           274                    304
                Premium amortization                                                     21                      8
                Discount amortization                                                    (2)                    34
                Provision for loan losses                                               167                    416
                Provision for deferred income taxes                                       -                     (9)
                (Gain) loss on sale of fixed assets                                       -                      -
                (Gain) loss on sale of investment securities                              -                      -
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                    (1,103)                  (887)
                     Accrued interest payable and other liabilities                    (408)                    88
          Net Cash Provided by Operating Activities                                     938                  1,452
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                (216)                  (518)
   Proceeds from sale of fixed assets                                                     -                      -
   Proceeds from maturities of investment securities:                                 2,299                 20,137
   Proceeds from sale of investment securities:                                           -                      -
   Purchase of investment securities-                                                (9,737)               (25,092)
   Net increase in loans and leases                                                  (2,305)                (4,275)
          Net Cash Used by Investing Activities                                      (9,959)                (9,748)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                          (4,341)               (20,380)
   Net change in short-term borrowings                                               13,211                  5,078
   Increase in long-term borrowings                                                       -                      -
   Payments on long-term borrowings                                                    (208)                  (196)
   Payments of dividends                                                               (455)                  (390)
          Net Cash Provided by Financing Activities                                   8,207                (15,888)
Net change in cash and cash equivalents                                                (814)               (24,184)
Cash and cash equivalents - Beginning of year                                        17,345                 37,694
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                        $ 16,531               $ 13,510

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                     $ 16,431               $ 13,407
  Interest bearing deposits                                                             100                    100
  Federal funds sold                                                                      -                      -
                                                                                   $ 16,531               $ 13,507


See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE  1   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that are expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

          LIQUIDITY AND CAPITAL RESOURCES

          Liquidity for the three months ended March 31, 2000 comes primarily from net income from operations of $1.99 million. This compares with net income of $1.50 million for the same period in 1999. In addition, funds were purchased from correspondents, and the Federal Home Loan Bank.



          The principal uses of these funds were for granting loans. Loans as of March 31, 2000 were $466.08 million compared to $463.95 million as of December 31, 1999, a $45.9 million or 0.5% increase after reclassification of $1 million of commercial paper from the loan category to other investments. December 31, 1999 and September 30, 1999 loans and investments have been restated to reflect this change in classification.



          The following is a summary of five capital ratios as they are calculated from the September 30, 1999 financial statements:

                   Primary Ratio                         10.73%
                   Total Capital Ratio                   14.77%
                   Risk Based Capital Tier 1             13.64%
                   Risk Based Capital Tier 2             20.92%
                   Stockholders' Equity/Total Assets      9.73%

                                     PART II

ITEM  6   EXHIBIT AND REPORTS ON FORM 8-K

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

                                           Farmers & Merchants Bancorp, Inc.,



Date:       May 10, 2000                   By:    /s/ Joe E. Crossgrove
                                              -------------------------
                                                   Joe E. Crossgrove
                                                  President and Cashier

Date:       May 10, 2000                   By:   /s/ Randal H. Schroeder
                                              -------------------------
                                                  Randal H. Schroeder
                                                  Asst. Vice-President
                                                 and Chief Operating Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                                   DESCRIPTION
    27                                    Financial Data Schedule