Form 10-Q
period 2000-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2000-08-10
CIK 792966

                        SECURTIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ---
                     of the Securities Exchange Act of 1934
               For the transition period from          to
                                              --------    --------
                          Commission File Number 0-14492
                          -----------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                         34-1469491
               -----                                         ----------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

 North Defiance Street, Archbold, Ohio                         43502
--------------------------------------------              --------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days.     Yes   X   No
                                                ----     ----


     Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:



           Common Stock, No Par Value               1,300,000
         ------------------------------    ------------------------------
                     Class                 Outstanding as of July 1, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX


Form 10-Q Items                                                                       Page
---------------

PART I.        FINANCIAL INFORMATION

Item   1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets-
                  June 30, 2000, December 31, 1999 and June 30, 1999                    1

               Condensed Consolidated Statements of Net Earnings-
                   Three Months Ended June 30, 1999 and June  30, 2000                  2

               Condensed Consolidated Statements of Cash Flows-
                   Three Months Ended June 30, 1999 and June  30, 2000                  3

               Notes to Condensed Financial Statements                                  4

Item   2.      Management's Discussion and Analysis of Financial Condition
                                and Results of Operations                               5

PART II.       OTHER INFORMATION

Item   6.      Exhibits and Reports on form 8K                                          6

Signatures                                                                              7



                       FARMERS & MERCHANTS BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                           (in thousands of dollars)

                                                             June 30, 2000      December 31, 1999        June 30, 1999

ASSETS:
Cash and due from banks                                        $ 19,529            $  17,245              $  14,101
Interest bearing deposits with banks                                100                  100                    100
Federal funds sold                                                    0                    -                      -
Investment Securities:
   U.S. Treasury                                                  6,930                6,842                 10,956
   U.S. Government                                               52,688               47,906                 52,751
   State & political obligations                                 29,707               31,246                 33,453
   All others                                                    11,963               12,411                 16,229
Loans and leases                                                478,098              463,947                425,285
Bank premises and equipment-net                                  10,024               10,176                  9,491
Accrued interest and other assets                                10,181                8,656                  8,647
          TOTAL ASSETS                                          619,220            $ 598,529              $ 571,013

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                               $ 39,300            $  54,051              $  46,541
          Time and savings                                      456,243              449,115                444,063
   Federal funds purchased and securities
     sold under agreement to repurchase                          22,284                7,343                  8,968
   Other borrowed money                                          36,619               25,039                 10,846
   Accrued interest and other liabilities                         4,088                5,092                  4,186
        Total Liabilities                                       558,534              540,640                514,604

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                       12,677               12,677                 12,677
   Undivided profits                                             48,867               45,975                 43,598
   Accumulated other comprehensive income                          (858)                (763)                   134
        Total Shareholders' Equity                               60,686               57,889                 56,409

LIABILITIES AND SHAREHOLDERS' EQUITY                           $619,220            $ 598,529              $ 571,013



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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                  Three Months Ended                  Six Months Ended
                                                             June 30, 2000   June 30, 1999    June 30, 2000     June 30, 1999
INTEREST INCOME:
   Loans and leases                                              $ 10,516        $ 8,827          $ 20,545          $ 17,329
   Investment Securities:
          U.S. Treasury securities                                    117            198               231               443
          Securities of U.S. Government agencies                      836            821             1,601             1,624
          Obligations of states and political subdivisions            376            418               758               844
          Other                                                       206            304               491               785
   Federal funds                                                        1              9                67                75
   Deposits in banks                                                    1              1                 2                 2
            Total Interest Income                                  12,053         10,578            23,695            21,102
INTEREST EXPENSE:
   Deposits                                                         5,302          4,852            10,545            10,024
   Borrowed funds                                                     883            243             1,416               469
            Total Interest Expense                                  6,185          5,095            11,961            10,493
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                      5,868          5,483            11,734            10,609
PROVISION FOR LOAN LOSSES                                             394            183               561               598
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                      5,474          5,300            11,173            10,011
OTHER INCOME:
   Service charges                                                    426            398               806               714
   Other                                                              326            378               712               893
   Net securities gains (losses)                                        -              -                 0                11
                                                                      752            776             1,518             1,618
OTHER EXPENSES:
   Salaries and wages                                               1,636          1,503             3,299             2,966
   Pension and other employee benefits                                363            354               738               713
   Occupancy expense (net)                                            222            155               216               263
   Other operating expenses                                         1,507          1,586             3,059             3,128
                                                                    3,728          3,598             7,312             7,070
INCOME BEFORE FEDERAL INCOME TAX                                    2,498          2,478             5,379             4,559
FEDERAL INCOME TAXES                                                  819            627             1,577             1,172
NET INCOME                                                          1,679          1,851             3,802             3,387
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                            149           (723)              (96)           (1,538)
COMPREHENSIVE INCOME                                             $  1,828        $ 1,128          $  3,706          $  1,849
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000  $   1.29         $ 1.42          $   2.92          $   2.61
DIVIDENDS DECLARED                                               $   0.35         $ 0.30          $   0.70          $   0.60



See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                      Six Months Ended
                                                                             June 30, 2000     June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  3,802            $  1,498
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                     549                 304
                Premium amortization                                              122                   8
                Discount amortization                                             (47)                 34
                Provision for loan losses                                         561                 416
                Provision for deferred income taxes                              (124)                 (9)
                (Gain) loss on sale of fixed assets                                 1                   -
                (Gain) loss on sale of investment securities                        -                   -
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets              (1,401)               (887)
                     Accrued interest payable and other liabilities            (1,004)                 88
          Net Cash Provided by Operating Activities                             2,459               1,452
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                          (398)               (518)
   Proceeds from sale of fixed assets                                               -                   -
   Proceeds from maturities of investment securities:                           7,953              20,137
   Proceeds from sale of investment securities:                                     -                   -
   Purchase of investment securities-                                         (11,006)            (25,092)
   Net increase in loans and leases                                           (14,712)             (4,275)
          Net Cash Used by Investing Activities                               (18,163)             (9,748)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                    (7,623)            (20,380)
   Net change in short-term borrowings                                         14,941               5,078
   Increase in long-term borrowings                                                 -                   -
   Payments on long-term borrowings                                            11,580                (196)
   Payments of dividends                                                         (910)               (390)
          Net Cash Provided by Financing Activities                            17,988             (15,888)
Net change in cash and cash equivalents                                         2,284             (24,184)
Cash and cash equivalents - Beginning of year                                  17,345              37,694
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                  $ 19,629            $ 13,510

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                               $ 19,529            $ 13,407
  Interest bearing deposits                                                       100                 100
  Federal funds sold                                                                -                   -
                                                                             $ 19,629            $ 13,507

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE 1 BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that are expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

              LIQUIDITY AND CAPITAL RESOURCES

              Liquidity for the three months ended June 30, 2000 comes primarily from net income from operations of $3.80 million. This compares with net income of $3.39 million for the same period in 1999. In addition, funds were purchased from correspondents, and the Federal Home Loan Bank.



              The principal uses of these funds were for granting loans. Loans as of June 30, 2000 were $478.1 million compared to $463.95 million as of December 31, 1999, a $14.2 million or 0.3% increase after reclassification of $1 million of commercial paper from the loan category to other investments. December 31, 1999 and June 30, 1999 loans and investments have been restated to reflect this change in classification.



              The following is a summary of five capital ratios as they are calculated from the September 30, 1999 financial statements:

                     Primary Ratio                          10.79%
                     Total Capital Ratio                    16.64%
                     Risk Based Capital Tier 1              13.66%
                     Risk Based Capital Tier 2              23.46%
                     Stockholders' Equity/Total Assets       9.80%


                                     PART II

ITEM   6      EXHIBIT AND REPORTS ON FORM 8-K

              (A)    The following documents are filed as part of this report:

                             Exhibit No.                   Description
                                 27                  Financial Data Schedule

              (B)    Reports on Form 8-K

                     No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Farmers & Merchants Bancorp, Inc.,



Date:       August 10, 2000                By:    /s/ Joe E. Crossgrove
                                                   Joe E. Crossgrove
                                                  President and Cashier

Date:       August 10, 2000                By:    /s/ Randal H. Schroeder
                                                  Randal H. Schroeder
                                                  Asst. Vice-President
                                                  and Chief Operating Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                                          DESCRIPTION
    27                                         Financial Data Schedule