Form 10-Q
period 2000-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2000-11-14
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                X  Quarterly Report Pursuant to Section 13 or 15(d)
               ---
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                       OR
                   Transition Report Pursuant to Section 13 or 15(d)
               ---
                     of the Securities Exchange Act of 1934
               For the transition period from          to
                                              --------    --------
                          Commision File Number 0-14492
                        FARMERS & MERCHANTS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               OHIO                                     34-1469491
(State or other jurisdiction of                      (I.R.S Employer
incorporation or organization)                      Identification No.)


307-11 North Defiance Street, Archbold, Ohio             43502
--------------------------------------------        --------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              ----    ----

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:


  Common Stock, No Par Value                             1,300,000
--------------------------------           -------------------------------------
          Class                             Outstanding as of October 1, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX




 Form 10-Q Items                                                                                                        Page
 ---------------
 PART I.        FINANCIAL INFORMATION

 Item   1.      Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets-
                     September 30, 2000, December 31, 1999 and September 30, 1999                                        1

                Condensed Consolidated Statements of Net Earnings-
                     Nine Months Ended September 30, 1999 and September  30, 2000                                        2

                Condensed Consolidated Statements of Cash Flows-
                     Nine Months Ended September 30, 1999 and September  30, 2000                                        3

                Notes to Condensed Financial Statements                                                                  4

 Item   2.      Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                           5

 PART II.       OTHER INFORMATION

 Item   6.      Exhibits and Reports on form 8K                                                                          6

 Signatures                                                                                                              7


                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)


                                                                  Sept 30, 2000         December 31, 1999     Sept 30, 1999
ASSETS:
Cash and due from banks                                              $ 17,829             $ 17,245               $ 14,742
Interest bearing deposits with banks                                      100                  100                    100
Federal funds sold                                                          0                    -                      -
Investment Securities:
   U.S. Treasury                                                        7,987                6,842                  6,958
   U.S. Government                                                     56,431               47,906                 48,440
   State & political obligations                                       29,107               31,246                 32,634
   All others                                                          12,077               12,411                 15,885
Loans and leases                                                      482,998              463,947                456,574
Bank premises and equipment-net                                        10,410               10,176                  9,755
Accrued interest and other assets                                      10,479                8,656                  8,935
          TOTAL ASSETS                                              $ 627,418            $ 598,529              $ 594,023

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                                     $ 41,792             $ 54,051               $ 42,950
          Time and savings                                            465,574              449,115                448,568
   Federal funds purchased and securities
     sold under agreement to repurchase                                21,687                7,343                 15,433
   Other borrowed money                                                31,004               25,039                 25,244
   Accrued interest and other liabilities                               4,723                5,092                  4,357
        Total Liabilities                                             564,780              540,640                536,552

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                             12,677               12,677                 12,677
   Undivided profits                                                   50,199               45,975                 45,085
   Accumulated other comprehensive income                                (238)                (763)                  (291)
        Total Shareholders' Equity                                     62,638               57,889                 57,471

LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 627,418            $ 598,529              $ 594,023



See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 1999 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                        Three Months Ended                 Nine Months Ended
                                                                  Sept 30, 2000   Sept 30, 1999       Sept 30, 2000    Sept 30, 1999
INTEREST INCOME:
   Loans and leases                                                  $ 10,872       $ 9,427             $ 31,417         $ 26,756
   Investment Securities:
          U.S. Treasury securities                                        125           140                  356              583
          Securities of U.S. Government agencies                          832           746                2,433            2,370
          Obligations of states and political subdivisions                357           409                1,116            1,254
          Other                                                           190           237                  681            1,022
   Federal funds                                                           44            11                  110               87
   Deposits in banks                                                        1             1                    3                2
            Total Interest Income                                      12,421        10,971               36,116           32,074
INTEREST EXPENSE:
   Deposits                                                             5,763         4,837               16,308           14,861
   Borrowed funds                                                         892           426                2,308              894
            Total Interest Expense                                      6,655         5,263               18,616           15,755
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                          5,766         5,708               17,500           16,319
PROVISION FOR LOAN LOSSES                                                 630           471                1,093            1,069
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                          5,136         5,237               16,407           15,250
OTHER INCOME:
   Service charges                                                        472           400                1,278            1,114
   Other                                                                  380           244                1,092            1,137
   Net securities gains (losses)                                            -            11                    0               31
                                                                          852           655                2,370            2,282
OTHER EXPENSES:
   Salaries and wages                                                   1,687         1,562                4,986            4,527
   Pension and other employee benefits                                    415           403                1,153            1,116
   Occupancy expense (net)                                                225           155                  325              390
   Other operating expenses                                             1,472         1,175                4,531            4,303
                                                                        3,799         3,295               10,995           10,336
INCOME BEFORE FEDERAL INCOME TAX                                        2,189         2,597                7,782            7,196
FEDERAL INCOME TAXES                                                      615           769                2,192            1,941
NET INCOME                                                              1,574         1,828                5,590            5,255
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                                620          (425)                 (96)          (1,538)
COMPREHENSIVE INCOME                                                  $ 2,194       $ 1,403              $ 5,494          $ 3,717
NET INCOME PER SHARE (Based upon
     weighted average nmber of shares outstanding of 1,300,000         $ 1.21        $ 1.41               $ 4.30           $ 4.04
DIVIDENDS DECLARED                                                     $ 0.35        $ 0.30               $ 1.05           $ 0.90


See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)



                                                                                                Three Months Ended
                                                                                       Sept 30, 2000         Sept 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 5,590                $ 5,255
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                                  825                    925
                Premium amortization                                                           139                    214
                Discount amortization                                                          (50)                   (38)
                Provision for loan losses                                                    1,093                  1,069
                Provision for deferred income taxes                                           (119)                   (62)
                (Gain) loss on sale of fixed assets                                             17                     23
                (Gain) loss on sale of investment securities                                     -                    (31)
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                           (1,704)                (1,760)
                     Accrued interest payable and other liabilities                           (369)                   177
          Net Cash Provided by Operating Activities                                          5,422                  5,772
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                     (1,076)                (1,273)
   Proceeds from sale of fixed assets                                                            -                      -
   Proceeds from maturities of investment securities:                                       11,073                 28,054
   Proceeds from sale of investment securities:                                                  -                 17,550
   Purchase of investment securities-                                                      (17,835)               (27,719)
   Net increase in loans and leases                                                        (20,144)               (49,922)
          Net Cash Used by Investing Activities                                            (27,982)               (33,310)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                  4,200                (20,665)
   Net change in short-term borrowings                                                      14,344                 12,517
   Increase in long-term borrowings                                                              -                      -
   Payments on long-term borrowings                                                          5,965                 14,004
   Payments of dividends                                                                    (1,365)                (1,170)
          Net Cash Provided by Financing Activities                                         23,144                  4,686
Net change in cash and cash equivalents                                                        584                (22,852)
Cash and cash equivalents - Beginning of year                                               17,345                 37,694
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                               $ 17,929               $ 14,842

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                            $ 17,829               $ 14,742
  Interest bearing deposits                                                                    100                    100
  Federal funds sold                                                                             -                      -
                                                                                          $ 17,929               $ 14,842

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE  1     BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that are expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

            LIQUIDITY AND CAPITAL RESOURCES

            Liquidity for the nine months ended September 30, 2000 comes primarily from net income from operations of $5.19 millon. This compares with net income of $5.26 million for the same period in 1999. In addition, funds were purchased from correspondents, and the Federal Home Loan Bank.



            The principal uses of these funds were for granting loans. Loans as of September 30, 2000 were $483 million compared to $463.95 million as of December 31, 1999, a $19.1 million or 4% increase.





            The following is a summary of five capital ratios as they are calculated from the September 30, 1999 financial statements:


                    Primary Ratio                                    11.00%
                    Total Capital Ratio                              15.89%
                    Risk Based Capital Tier 1                        13.97%
                    Risk Based Capital Tier 2                        22.50%
                    Stockholders' Equity/Total Assets                 9.98%

                                     PART II

ITEM    6      EXHIBIT AND REPORTS ON FORM 8-K

               (A) The following documents are filed as part of this report:


                        Exhibit No.                      Description
                           27                       Financial Data Schedule



               (B) Reports on Form 8-K

                   No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2000

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, theeunto duly authorized.

                                              Farmers & Merchants Bancorp, Inc.,



Date:       November 10, 2000                 By:    /s/ Joe E. Crossgrove
                                                      Joe E. Crossgrove
                                                     President and Cashier

Date:       November 10, 2000                 By:   /s/ Randal H. Schroeder
                                                     Randal H. Schroeder
                                                     Asst. Vice-President
                                                    and Chief Operating Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                                             DESCRIPTION
   27                                              Financial Data Schedule

