Form 10-K
period 2000-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2001-03-21
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
               X    Annual Report Pursuant to Section 13 or 15(d)
             -----
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000
                                       or
                Transition Report Pursuant to Section 13 or 15(d)
          -----
                     of the Securities Exchange Act of 1934
              For the transition period from       to
                                             -----    -----
                         Commission File Number 0-14492
                        FARMERS & MERCHANTS BANCORP, INC.

                OHIO                                      34-1469491
------------------------------------            -------------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

307-11 North Defiance Street
         Archbold, Ohio                                     43502
------------------------------------            -------------------------------
      (Address of principal                               (Zip Code)
       Executive offices)

        Registrant's telephone number, including area code (419)446-2501
        -----------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
         Title of each class                          which registered
              None                                          None
----------------------------------------     -----------------------------------
----------------------------------------     -----------------------------------

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
Yes     X           No
    ----------         ----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 305 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of March 1, 2001, Registrant had outstanding 1,300,000 shares of common stock at a market value of $110,500,000.

                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS


                                                                                                                     PAGE
Form 10-K Items
---------------
Item 1.           Business                                                                                         2 - 20

Item 2.           Properties                                                                                           20

Item 3.           Legal Proceedings                                                                                    21

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                                                                  21

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters                                                                      21

Item 6.           Selected Financial Data                                                                              22

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                                                    7 - 20

Item 8.           Financial Statements and Supplementary Data                                                     22 - 65

Item 9.           Disagreements on Accounting and
                  Financial Disclosure                                                                                 66

Item 10.          Directors and Executive Officers
                  of the Registrant                                                                               66 - 69

Item 11.          Management Remuneration and Transactions                                                             70

Item  12.         Security Ownership of Certain
                  Beneficial Owners and Management                                                                     70

Item  13.         Certain Relationships and Related
                  Transactions                                                                                         70

Item 14.          Financial Schedules and Reports on Form 8-K                                                     71 - 73
                  Schedule 1 - Schedule of Property and Equipment                                                      72
                  Schedule 2 - Schedule of Accumulated Depreciation -
                                 Property and Equipment                                                                73

Signatures                                                                                                             74

Total Pages:                                                                                                           74

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

With the opening of the Montpelier Eastside Office in June 1998, The Farmers & Merchants State Bank had 12 office locations in 8 communities. There were four new ATM's installed during 1998. Those ATM's are located at the Bryan East High Office, Stryker Office, Montpelier Eastside Office, and Repp Oil in Fayette. With the addition of these new ATM's the bank now has 18 ATM locations throughout our market area. The existing Fulton County Health Center ATM was relocated to Beck's Petro Country Store, Ridgeville Corners.

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

In 2000, two new automated teller machines were added to off-site locations, Sauder Village in Archbold, Ohio and the Delta Eagles in Delta, Ohio. In December of 2000 construction of the new Defiance Banking Center began. Assets at the end of the fourth quarter exceeded $635 million.

One thing that has never changed through the tremendous growth The Farmers & Merchants State Bank experienced over the years is that it continues to be "Your Community Bank". This image remains a goal of the Bank's strategic plan. The Bank is proud to have played a large part in the growth of northwest Ohio. It is The Farmers & Merchants State Bank's commitment to insure that community banking continues to grow and prosper by providing quality customer service and adequately fulfilling the financial needs of the individuals, farmers, businesses, and industries in our market area.

NATURE OF ACTIVITIES

The Farmers & Merchants State Bank through its equivalent of 252 full time employees engages in general commercial banking and savings business. Its activities include commercial and residential mortgage, consumer, and credit card lending activities. Because of the geographical locations in which the bank's branches are located, a substantial amount of the bank's loan portfolio is composed of loans made to the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. The bank also is engaged in direct finance leasing and has invested in leveraged type leases, although the activity in this area has substantially decreased in recent years.

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

F&M Investments, the brokerage department of The Farmers & Merchants State Bank, opened for business in April, 1999. Securities are offered through Raymond James Financial Services, Inc.

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

The commercial banking business in the geographical area in which The Farmers & Merchants State Bank operates is highly competitive. In its banking activities, it competes directly with other commercial banks and savings and loan institutions in each of its operating localities. The following is a summary by geographical area of The Farmers & Merchants State Bank principal competition:

          Branch                                                           Location
---------------------------                          -----------------------------------------------------
Archbold, Ohio                                       Sky Financial (2 offices)

Wauseon, Ohio                                        National City Bank (Subsidiary of National City
                                                       Corporation)
                                                     First Federal Savings & Loan of Defiance
                                                     City Loan Bank
                                                     State Bank & Trust Company
                                                     Sky Financial

Stryker, Ohio                                        Sky Financial

West Unity, Ohio                                     National Bank of Montpelier

Delta, Ohio                                          State Bank & Trust Company
                                                     First Federal Savings & Loan of Delta

Bryan, Ohio                                          Sky Financial (2 offices)
                                                     National City Bank (Subsidiary of National City
                                                       Corporation)
                                                     First Federal Savings & Loan of Defiance
                                                       (2 offices)
                                                     Community First Bank & Trust
                                                     National Bank of Montpelier

Montpelier, Ohio                                     Sky Financial
                                                     National Bank of Montpelier (2 offices)
                                                     First Federal Savings & Loan of Defiance

Napoleon, Ohio                                       Henry County Bank (3 offices)
                                                     Beneficial Bank
                                                     First Federal Savings & Loan of Defiance, Ohio
                                                     Sky Financial (2 offices)
                                                     National City Bank (Subsidiary of National City
                                                       Corporation) (2 offices)

Swanton, Ohio                                        National City Bank (Subsidiary of National City
                                                         Corporation)
                                                     Fifth Third Bank
                                                     First Federal Savings & Loan of Delta
                                                     Key Bank

SELECTED STATISTICAL AND FINANCIAL INFORMATION

EARNINGS SUMMARY

Farmers & Merchants Bancorp, Inc. reported net income of $7.4 million for 2000 which is an increase of $600 thousand over the 1999 net income of $6.8 million, and virtually the same as 1998 net income of $7.6 million. The increase in 2000 net income is primarily a result of increased loan activity and interest rate increases. Earnings per share correspondingly increased for 2000 to $5.69 per share compared to $5.23 per share and $5.89 per share for 1999 and 1998, respectively.

INTEREST INCOME

The following table presents net interest income, interest spread and net interest margin for the three years 1998 through 2000, comparing average outstanding balances of earnings assets and interest bearing liabilities with the associated interest income and expense and their corresponding average rates of earned and paid. The tax exempt asset yields have been tax effected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include nonperforming loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL


                                                                          2000
                                                   -----------------------------------------------------
                                                   Average              Interest/
                                                   Balance              Dividends             Yield/Rate
                                                   -------              ---------             ----------
             ASSETS
Interest Earning Assets:
    Loans (1)                                      $475,035              $42,661                 8.98%
    Taxable investment securities                    78,995                4,782                 6.05%
    Tax-exempt investment securities                 27,094                1,313                 4.85%
    Interest bearing deposits                           100                    4                 4.00%
    Federal funds sold                                2,021                  130                 6.43%
                                                   --------              -------
        Total Interest Earning Assets               583,245              $48,890                 8.38%
                                                                         =======                 ====
Non-Interest Earning Assets:
    Cash and cash equivalents                        16,020
    Other assets                                     19,810
                                                   --------
            Total Assets                           $619,075
                                                   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
    Savings deposits                               $ 97,922              $ 4,805                 4.91%
    Other time deposits                             304,666               17,494                 5.74%
    Other borrowed money                             28,637                1,942                 6.78%
    Federal funds purchased and securities
      sold under agreement to repurchase             20,670                1,268                 6.13%
                                                   --------              -------
        Total Interest Bearing Liabilities          451,895              $25,509                 5.64%
                                                                         =======                 ====
Non-Interest Bearing Liabilities:
    Non-interest bearing demand deposits            100,590
    Other                                             5,102
                                                   --------
            Total Liabilities                       557,587

Stockholders' Equity                                 61,488
                                                   --------
            Total Liabilities and
              Shareholders' Equity                 $619,075
                                                   ========

Interest/dividend income/yield                                           $48,890                 8.38%
Interest expense/yield                                                    25,509                 5.64%
                                                                         -------                 ----
    Net Interest Spread                                                  $23,381                 2.74%
                                                                         =======                 ====
    Net Interest Margin                                                                          4.01%
                                                                                                 ====


                                                                               1999
                                                         -----------------------------------------------------
                                                         Average              Interest/
                                                         Balance              Dividends             Yield/Rate
                                                         -------              ---------             ----------
                    ASSETS
Interest Earning Assets:
    Loans (1)                                            $428,087              $37,236                 8.70%
    Taxable investment securities                          89,834                5,001                 5.57%
    Tax-exempt investment securities                       30,106                1,434                 4.76%
    Interest bearing deposits                                 100                    3                 3.00%
    Federal funds sold                                      2,019                  105                 5.20%
                                                         --------              -------
        Total Interest Earning Assets                     550,146              $43,779                 7.96%
                                                                               =======                 ====
Non-Interest Earning Assets:
    Cash and cash equivalents                               9,940
    Other assets                                           25,103
                                                         --------
Total Assets                                             $585,189
                                                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
    Savings deposits                                     $ 98,711              $ 4,199                 4.25%
    Other time deposits                                   295,376               15,577                 5.27%
    Other borrowed money                                   16,503                1,029                 6.24%
    Federal funds purchased and securities
      sold under agreement to repurchase                    6,129                  345                 5.63%
                                                         --------              -------
        Total Interest Bearing Liabilities                416,719              $21,150                 5.08%
                                                                               =======                 ====
Non-Interest Bearing Liabilities:
    Non-interest bearing demand deposits                  110,064
    Other                                                   1,544
                                                         --------
            Total Liabilities                             528,327
Stockholders' Equity                                       56,862
                                                         --------
Total Assets & Shareholders' Equity                      $585,189
                                                         ========

Interest/dividend income/yield                                                 $43,779                 7.96%
Interest expense/yield                                                          21,150                 5.08%
                                                                               -------                 ----
    Net Interest Spread                                                        $22,629                 2.88%
                                                                               =======                 ====
    Net Interest Margin                                                                                4.11%
                                                                                                       ====



                                                                       1998
                                                      ----------------------------------------
                                                      Average       Interest/
                                                      Balance       Dividends       Yield/Rate
                                                      -------       ---------       ----------

                    ASSETS

Interest Earning Assets:

    Loans (1)                                       $408,291         $ 36,335           8.90%
    Taxable investment securities                     75,880            4,641           6.12%
    Tax-exempt investment securities                  25,654            1,259           4.91%
    Interest bearing deposits                            100                5           5.00%
    Federal funds sold                                12,123              648           5.35%
                                                    --------         --------
        Total Interest Earning Assets                522,048         $ 42,888           8.22%
                                                                     ========       =========
Non-Interest Earning Assets:
    Cash and cash equivalents                         14,745
    Other assets                                      16,484
                                                    --------
Total Assets                                        $553,277
                                                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
    Savings deposits                                $ 89,643         $  4,635           5.17%
    Other time deposits                              290,141           16,547           5.70%
    Other borrowed money                              11,051              698           6.32%
    Federal funds purchased and securities
     sold under agreement to repurchase                3,276              206           6.25%
                                                    --------         --------
        Total Interest Bearing Liabilities           394,111         $ 22,086           5.60%
                                                                     ========       =========
Non-Interest Bearing Liabilities:
    Non-interest bearing demand deposits             100,420
    Other                                              5,807
                                                    --------
            Total Liabilities                        500,338
Stockholders' Equity                                  52,939
                                                    --------
Total Assets & Shareholders' Equity                 $553,277
                                                    ========

Interest/dividend income/yield                                       $ 42,888            8.22%
Interest expense/yield                                                 22,086            5.61%
                                                                     --------       ----------
    Net Interest Spread                                              $ 20,802            2.61%
                                                                     ========       ==========
    Net Interest Margin                                                                  3.98%
                                                                                    ==========



(1) For purposes of these computations, nonaccruing loans are included in the daily average outstanding loan amounts.

The primary source of the Company's traditional banking revenue is net interest income. Net interest income is the difference between interest income on interest earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earnings assets and liabilities. The change in net interest income is most often measured as a result of two statistics - interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities supporting those funds represents the interest spread. Because non-interest bearing sources of funds such as demand deposits and stockholders' equity also support earning assets, the net interest margin exceeds the interest spread.

The following tables show changes in interest income, interest expense and net interest due resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.




                                                                     2000 vs 1999
                                                           ----------------------------------
                                                           Net             Due to Change in
                                                          Change        Volume           Rate
                                                          ------        ------           ----

 Interest Earned On:
     Loans                                              $ 5,425        $ 4,216        $ 1,209
     Taxable investment securities                         (219)          (656)           437
     Tax-exempt investment securities                      (121)          (146)            25
     Interest bearing deposits                                1           --                1
     Federal funds sold                                      25           --               25
                                                        -------        -------        -------
        Total Interest Earning Assets                   $ 5,111        $ 3,414        $ 1,697
                                                        =======        =======        =======
Interest Paid On:
     Savings deposits                                   $   606        $   (39)       $   645
     Other time deposits                                  1,917            533          1,384
     Other borrowed money                                   913            823             90
     Federal funds sold and security
       repurchase agreements                                923            892             31
                                                        -------        -------        -------
                                                        $ 4,359        $ 2,209        $ 2,150
                                                        =======        =======        =======

                                                                     1999 vs 1998
                                                           ----------------------------------
                                                           Net             Due to Change in
                                                          Change        Volume           Rate
                                                          ------        ------           ----
 Interest Earned On:
     Loans                                              $   901        $ 1,722        $  (821)
     Taxable investment securities                          360            777           (417)
     Tax-exempt investment securities                       175            212            (37)
     Interest bearing deposits                               (2)           --              (2)
     Federal funds sold                                    (543)          (526)           (17)
                                                        -------        -------        -------
         Total Interest Earning Assets                  $   891        $ 2,185        $(1,294)
                                                        =======        =======        =======
 Interest Paid On:
     Savings deposits                                   $  (436)       $   386        $  (822)
     Other time deposits                                   (970)           276         (1,246)
     Other borrowed money                                   331            340             (9)

     Federal funds sold and security
      repurchase agreements                                 139            160            (21)
                                                        -------        -------        -------
                                                        $  (936)       $ 1,162        $(2,098)
                                                        =======        =======        =======



Interest income from fees on loans and leases increased $5.4 million to $42.7 million for 2000 over 1999 interest income on fees and loans of $37.2 million. This compares with an increase of $901 thousand for 1999 over 1998 interest income of $36.3 million. The increase for 2000 was primarily due to an increase in loan activity with some increase coming from an increase in interest rates.

Net interest margin was 4.01% for 2000, 4.11% for 1999 and 3.98% for 1998. While the industry has experienced some fluctuations in interest rates over the past year, The Farmers & Merchants State Bank has been able to maintain their margins.

NONINTEREST INCOME

Noninterest income for 2000 experienced a small increase of $200 thousand over 1999 to $3.3 million for 2000 compared to $3.1 million for 1999 and $4 million for 1998. The reduction in noninterest income from 1998 to 1999 was primarily in four categories. Miscellaneous customer service charges were $299 thousand for 1999 compared to $452 thousand for 1998. Mastercard fees dropped $199 thousand for 1999 to $293 thousand compared to $492 thousand for 1998. Mortgage servicing rights income was $138 thousand for 1999 compared to $814 thousand for 1998. Finally, the gain on sale of loans held-for-sale was $116 thousand for 1999, while gain on sale of loans held-for-sale for 1998 was $477 thousand.

NONINTEREST EXPENSE

Noninterest expenses for 2000 of $14.7 million increased very modestly over 1999 expenses of $14.3 million with employee wages and benefits accounting for the increase. Noninterest expense for 1998 amounted to $12.9 million. No one specific noninterest expense category accounted for a significant portion of the increase in noninterest expenses from 1998 to 1999. Increases were experienced in all categories as can be seen from the income statement in the shareholders' report.

FINANCIAL CONDITION

Average earning assets have demonstrated consistent growth over the last three years. Average earnings assets for 2000 were $583 million compared to $550 million and $522 million for 1999 and 1998, respectively. This growth in average earnings assets represent a 6 percent and 5.4 percent increase for 2000 and 1999, respectively. Most of this growth has come from increased loan activity. Average interest bearing liabilities have also showed steady increases rising $23 million from $394 million for 1998 to $417 million for 1999 and increasing again $35 million to $452 million for 2000, representing a 5.7 percent increase for 1999 and a 8.4 percent increase for 2000.

INVESTMENT SECURITIES

Security balances at December 31 are summarized below:



                                                                    (In Thousands)
                                                  -------------------------------------------
                                                  2000              1999              1998
                                                --------          --------          ---------

     U.S. Treasury and Government agencies     $ 61,115          $ 44,921          $ 55,686
     Mortgage-backed securities                   7,863             9,827            35,520
     State and local governments                 32,157            31,246            10,993
     Corporate debt securities                    9,196             9,627            19,115
     Commercial paper                             2,908             7,330            13,648
     Equity securities                               20                20                20
                                               --------          --------          --------
                                               $113,259          $102,971          $134,982
                                               ========          ========          ========


The following table sets forth (dollars in thousands) the maturities of investment securities at December 31, 2000 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.


                                                                         Maturities
                                                    -----------------------------------------------------
                                                                                    After One Year
                                                         Within One Year           Within Five Years
                                                    -----------------------    --------------------------
                                                       Amount         Yield      Amount       Yield
                                                       ------         -----      ------       -----

       U.S. Treasury                                   $ 2,895        6.41%    $ 4,926        5.98%
       U.S. Government agency                           11,495        6.35%     39,716        6.28%
       Mortgage-backed securities                          410        4.46%      1,644        5.54%
       State and local governments                       2,593        5.01%      7,411        4.64%
       Taxable state and local governments                --          0.00%      5,722        6.54%
       Corporate debt securities                         5,205        5.99%      4,046        5.63%
       Commercial paper                                  2,908        6.47%       --          0.00%

                                                                        Maturities
                                                    -----------------------------------------------------
                                                         After Five Years
                                                         Within Ten Years           After Ten Years
                                                    -----------------------    --------------------------
                                                       Amount         Yield       Amount      Yield
                                                       ------         -----       ------      -----
       U.S. Treasury                                   $  --          0.00%    $  --          0.00%
       U.S. Government agency                            1,329        5.02%       --          0.00%
       Mortgage-backed securities                        4,055        5.62%      1,815        6.21%
       State and local governments                      10,163        4.63%      5,549        5.18%
       Taxable state and local governments                --          0.00%       --          0.00%
       Corporate debt securities                          --          0.00%       --          0.00%
       Commercial paper                                   --          0.00%       --          0.00%



At December 31, 2000 the Bank held no large block of any one investment security, except for U.S. Treasury and other U.S. Government agencies. No one holding in debt securities exceeded $2.4 million. The Bank did hold stock in the Federal Home Loan Bank of Cincinnati at a cost of $3 million. This is required in order to obtain Federal Home Loan Bank Loans.

LOAN PORTFOLIO

The Bank's various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures. The following table shows the Bank's loan portfolio by category of loan:


                                                                         (In Thousands)
                                         ---------------------------------------------------------------------------------
                                            2000              1999              1998              1997             1996
                                         ---------         --------          --------          --------          ---------
       Loans:

           Commercial/industrial          $ 96,990          $100,996          $ 81,253          $ 65,633          $ 67,763
           Agricultural                     51,337            46,035            38,882            44,939            41,195
           Real estate mortgage            261,289           237,056           200,675           205,626           195,043
           Installment                      69,081            71,662            68,385            75,767            63,199
           IDB                               8,647             7,015             4,587             4,511             3,670
                                          --------          --------          --------          --------          --------
               Total Loans                $487,344          $462,764          $393,782          $396,476          $370,870
                                          ========          ========          ========          ========          ========

The following table shows the maturity of loans:


                                                              Maturities (In Thousands)
                                             ------------------------------------------------------------
                                                               After One
                                                 Within       Year Within         After
                                                One Year      Five Years       Five Years       Total
                                             ------------    ------------    -------------   -----------

    Commercial/industrial/agriculture        $     86,426    $     32,624    $     29,277    $   148,327
    Real estate mortgage                            5,733          14,386         241,170        261,289
    Installment                                    11,367          54,467           2,595         68,429
    Industrial Development Bonds                    2,255           1,102           5,290          8,647



The following table presents the total of loans due after one year which have 1) predetermined interest rates and 2) floating or adjustable interest rates:

                                                              (In Thousands)
                                                                After One
                                                                   Year
                                                              -------------

                      Commercial/industrial/agriculture
                         Fixed                                 $  36,890
                         Variable                                 25,011

                      Real estate mortgage
                         Fixed                                    64,150
                         Variable                                191,406

                     Installment
                         Fixed                                    55,784
                         Variable                                  1,278

                     Industrial Development Bonds
                         Fixed                                     6,392
                         Variable                                    -



The following table summarizes the Company's nonaccrual and past due loans as of December 31:

                                                      (In Thousands)
                                   ----------------------------------------------------------
                                    2000         1999         1998         1997         1996
                                   ------       ------       ------       ------       ------

     Nonaccrual loans              $6,622       $6,504       $6,455       $2,890       $3,489
     Accruing loans past due
        90 days or more             2,577        2,264        1,988        1,396        1,899
                                   ------       ------       ------       ------       ------
          Total                    $9,199       $8,768       $8,443       $4,286       $5,388
                                   ======       ======       ======       ======       ======


As of December 31, 2000, management, to the best of their knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

Although loans may be classified as nonperforming, many continue to pay interest irregularly or at less than original contractual rates. Interest income which would have been recorded under the original terms of the nonaccrual loans was $177 thousand for 2000 and $53 thousand for 1999. Any collections of interest on nonaccrual loans are included in interest income when collected. This amounted to $170 thousand for 2000 and $53 for 1999.

Loans are placed on nonaccrual status in the event one of the following occurs: the total line of the customer is charged off to the extent of 50%, the loan is in past due status for more than 180 days.

The $6.6 million of nonaccrual loans as of December 31, 2000 are secured.

At December 31, 2000 the Bank has $9.2 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently that quarterly.

The amount of the potential problem loans was considered in management's review of the loan loss reserve required at December 31, 2000.

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


At December 31, 2000, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $51 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.

Management considers several different risk assessments in determining the allowance for loan losses. The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. For those loans where the internal credit rating is at or below a predetermined classification and management can reasonably estimate the loss that will be sustained based upon collateral, the borrowers operating activity and economic conditions in which the borrower operates, a specific allocation is made. For those borrowers which are not currently behind in their payment, but for which management believes based on economic conditions and operating activities of the borrower, the possibility exists for future collection problems, a reserve is established. The amount of reserve allocated to each loan portfolio is based on past loss experiences, the different levels of risk within each loan portfolio. The historical loan loss portion is determined using a historical loss analysis by loan category.

The unallocated portion of the reserve for loan losses is determined based on management's assessment of general economic conditions as well as specific economic factors in the Bank's marketing area. This assessment inherently involves a higher degree of uncertainty. It represents estimated inherent but undetected losses within the portfolio that are probable due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition and other current risk factors that may not have yet manifested themselves in the Bank's historical loss factors used to determine the allocated component of the allowance.

Actual charge-off of loan balances are based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, financial condition of the borrower, and collateral.

With the average size of a real estate loan at $156,000, and because the Bank has not experienced significant losses in the real estate portfolio over the past several years, and it is not anticipated there will be significant losses in the future, the portion of the reserve allocated to the real estate portfolio declined from the previous year.

     The following table presents a reconciliation of the allowance for loan losses:


                                                                          (In Thousands)
                                              --------------------------------------------------------------------
                                                2000           1999           1998            1997          1996
                                              --------       --------       --------       --------       --------

Loans                                         $487,344       $462,764       $393,782       $396,476       $370,870
                                              ========       ========       ========       ========       ========
Daily average of outstanding loans            $475,035       $428,087       $408,291       $384,498       $358,261
                                              ========       ========       ========       ========       ========


Allowance for loan losses - January 1         $  6,750       $  5,850       $  5,850       $  5,500       $  5,500
    Loans Charged Off:
         Commercial                                257            185            472            263            623
         Installment                             1,883          1,085          1,260          1,239          1,053
         Real estate mortgages                     233            304             42             29             35
                                              --------       --------       --------       --------       --------
                                                 2,373          1,574          1,774          1,531          1,711
                                              --------       --------       --------       --------       --------
    Loan Recoveries:
         Commercial                                358            493            540            384            197
         Installment                               923            331            339            364            443
         Real estate mortgages                       6             13              3             22              3
                                              --------       --------       --------       --------       --------
                                                 1,287            837            882            770            643
                                              --------       --------       --------       --------       --------
    Net Charge Offs                              1,086            737            892            761          1,068
                                              --------       --------       --------       --------       --------
    Privision for loan loss                      1,496          1,637            892          1,111          1,068
                                              --------       --------       --------       --------       --------
Allowance for loan losses - December 31       $  7,160       $  6,750       $  5,850       $  5,850       $  5,500
                                              ========       ========       ========       ========       ========



     Allocation of the allowance for loan losses among the various loan categories is as follows:

                                                                   % of Loans
                                                                     in Each
                                                       Amount      Category To
                                                       (000's)     Total Loans
                                                    ----------     -----------

            Balance at End of Period Applicable To:
                Commercial/industrial               $    4,549       30.99%
                Installment                              1,237       14.43%
                Real estate                                952       54.58%
                Unallocated                                422        0.00%
                                                    ----------    ---------
                                                    $    7,160      100.00%
                                                    ==========    =========



DEPOSITS

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:



                                                                       Over Six
                                                         Over Three   Less Than       Over
                                      Under              Less Than      Twelve       Twelve
                                    Three Months         Six Months     Months       Months
                                    ------------         ----------    ---------   --------

          Time deposits              $   29,786          $   16,405    $   8,040   $  19,314


The following table presents the average amount of and average rate paid on each deposit category:


                                                  Demand         NOW           Savings       Time
                                                 Deposits      Accounts       Accounts     Accounts
                                                 --------      --------       --------     --------


    December 31, 2000:
    ------------------
        Average balance (In thousands)        $   41,211      $  45,753      $  97,922    $ 304,666
        Average rate                               0.00%          2.14%          3.44%        5.77%


    December 31, 1999:
    ------------------
        Average balance (In thousands)        $   43,655      $  61,609      $ 101,506    $ 292,581
        Average rate                               0.00%          2.44%          2.65%        5.32%


    December 31, 1998:
    ------------------
        Average balance (In thousands)        $   38,906      $  44,218      $ 108,981    $ 287,484
        Average rate                               0.00%          2.29%          3.32%        5.76%



SHORT-TERM BORROWINGS

The Company's average balance of short-term borrowings was less than 30% of end of year stockholders' equity for each year reported.


RETURN ON ASSETS AND EQUITY

The Company has consistently maintained regulatory capital ratios at or above the "well capitalized" levels. See Note 16 to the Consolidated Financial Statements for more information.

Stockholders' equity ended at $65 million for 2000 compared to $57.9 million for 1999, a $7.1 million or 12.3% increase. Dividends for 2000 increased by $.10 per share to $1.50 compared to $1.40 per share for 1999 and 1998 resulting in the dividend payout ratios shown in the table below. Management and the Board of Directors are continually reviewing this ratio. The amount of dividends which can be paid are subject to regulatory restrictions.

The following table shows consolidated operating and capital ratios of the Company for each of the last three years:



                                                  2000        1999        1998
                                                  ----        ----        ----

               Return on average assets           1.19%       1.16%       1.38%
               Return on average equity          12.02%      11.95%      14.46%
               Dividend payout ratio             26.38%      26.79%      23.77%
               Equity to assets ratio            10.23%       9.67%       9.45%


FUNDING

The Company's bank subsidiary continues to follow the strategy of acquiring assets for investment purposes and retaining its own loan production, attempting to achieve reasonable spreads through matching such assets with one of a number of funding sources available.
                                       17

The Farmers & Merchants State Bank functions as a financial intermediary, and as a result, its financial condition should be examined in terms of trends in its sources and uses of funds. The following comparison of daily average balances (in thousands) indicates how the bank has managed its sources and uses of funds.


                                                                      2000
                                                   -------------------------------------------
                                                                           Net Change
                                                    Average       ----------------------------
                                                    Balance         Amount         Percentage
                                                   ---------      ----------       ----------

          Funding Uses:
              Loans                                $475,035       $ 46,948             10.97%
              Taxable securities                     78,995        (10,839)           -12.07%
              Tax exempt securities                  27,094         (3,012)           -10.00%
              Interest bearing deposits                 100           --                0.00%
              Federal funds sold                      2,021              2              0.10%
                                                   --------       --------
                                                   $583,245       $ 33,099              6.02%
                                                   ========       ========

          Funding Sources:
              Deposits:
                  Noninterest bearing demand       $100,590       $ (9,474)            -8.61%
                  Savings                            97,922           (789)            -0.80%
                  Other time                        304,666          9,290              3.15%
              Other borrowed money                   28,637         12,134             73.53%
              Federal funds purchased
                 agreements to repurchase            20,670         14,541            237.25%
                                                   --------       --------
                                                   $552,485       $ 25,702              4.88%
                                                   ========       ========

                                       18



                                                            1999                          1998
                                         -----------------------------------------      -------
                                                                Net Change
                                           Average      --------------------------      Average
                                           Balance        Amount        Percentage      Balance
                                         ----------     ---------       ----------      -------
Funding Uses:
   Loans                                 $428,087       $ 19,796             4.85%    $408,291
   Taxable securities                      89,834         13,954            18.39%      75,880
   Tax exempt securities                   30,106          4,452            17.35%      25,654
   Interest bearing deposits                  100           --               0.00%         100
   Federal funds sold                       2,019        (10,104)          -83.35%      12,123
                                         --------       --------                      --------
                                         $550,146       $ 28,098             5.38%    $522,048
                                         ========       ========                      ========



Funding Sources:
    Deposits:
        Noninterest bearing demand       $110,064       $  9,644             9.60%    $100,420
        Savings                            98,711          9,068            10.12%      89,643
        Other time                        295,376          5,235             1.80%     290,141
    Other borrowed money                   16,503          5,452            49.33%      11,051
    Federal funds purchased and
      agreements to repurchase              6,129          2,853            87.09%       3,276
                                         --------       --------                      --------
                                         $526,783       $ 32,252             6.52%    $494,531
                                         ========       ========                      ========



LIQUIDITY

Historically, the primary source of liquidity has been core deposits which include noninterest bearing demand deposits, NOW and money market accounts and time deposits of individuals. Through marketing efforts and competitive interest rates, new customers were attracted during 2000 and core deposits increased in 2000. Overall deposits increased $13 million to $516 million for 2000 compared to deposits at the end of 1999 of $503 million, while deposits at the end of 1999 had demonstrated a decrease of $9 million from 1998 levels of $512 million.

The primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company's loan to deposit ratio for 2000 was 93% compared to 92.13% for 1999 and 78.33% for 1998.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt was $18.9 million at the end of 2000 compared to $7.3 million at the end of 1999 and $2.9 million at the end of 1998, providing $11.6 million in additional funds for the Company.

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati at fixed rates. These funds are then used to provide housing mortgages back to the community in the form of fixed rate loans. Borrowings from this source increased $5.7 million to $30.7 million for 2000 compared to $25 million for 1999 and $11.2 million for 1998.

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

The following table summarizes the repricing opportunities as of December 31, 2000 for each major category of interest-earning assets (at amortized cost) and interest-bearing liabilities:





                                             0-90         90-365         1-5            Over 5
                                             Days          Days         Years           Years       Total
                                         ----------     ----------    ---------      ---------    --------

Interest bearing deposit                 $    --        $     100     $    --        $    --       $     100
Investment securities                        5,314         19,311        64,248         24,366       113,239
Loans                                      131,003        215,578        90,388         50,375       487,344
                                         ---------      ---------     ---------      ---------     ---------
    Total Rate Sensitive Assets            136,317        234,989       154,636         74,741       600,683
                                         ---------      ---------     ---------      ---------     ---------

Deposits                                   168,195        170,117       178,151           --         516,463
Federal funds purchased and
  agreements to repurchase                  18,903           --            --             --          18,903
Other borrowings                            10,663          2,645        14,671          2,807        30,786
                                         ---------      ---------     ---------      ---------     ---------
    Total Rate Sensitive Liabilities       197,761        172,762       192,822          2,807       566,152
                                         ---------      ---------     ---------      ---------     ---------
Gap                                      $ (61,444)     $  62,227     $ (38,186)     $  71,934     $  34,531
                                         =========      =========     =========      =========     =========




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

The Bank has purchased a parcel of land at 1175 Hotel Drive in Defiance, Ohio and has commenced building a full service banking center with plans to open during the third quarter of 2001.

     Branch                                                                          Location
-----------------------------                                              -------------------------------
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

                                     PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's stock is not quoted on the National Association of Securities Dealers Automated Quotations System (NASDAQ).

The company's stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. The company has no broker that sets a price for the company's stock, therefore, the only source as to the high and low sale price is from private sales. The high and low sale price known to the company's management is as follows:

                                                 1st Quarter          2nd Quarter        3rd Quarter          4th Quarter
                                                 -----------          -----------        -----------          -----------
                             2000   High         $   115.00         $   115.00          $   115.00            $   120.00
                                    Low          $    80.00         $    80.00          $    85.00            $    85.00

                             1999   High         $    75.00         $   100.00          $   113.00            $   105.00
                                    Low          $    75.00         $    75.00          $    85.00            $    75.00

As of March 1, 2001, there were 1,623 record holders of common stock of the company.

Dividends are paid quarterly. Per share dividends for the years ended 2000 and 1999 are as follows:

                              1st Quarter        2nd Quarter          3rd Quarter        4th Quarter              Total
                              -----------        -----------          -----------        -----------            ---------
         2000                   $.35               $.35                $.35                $.45                    $1.50
         1999                   $.30               $.30                $.30                $.50                    $1.40

SELECTED FINANCIAL DATA

Selected financial data is presented on pages 60 and 61 of the Annual Report to shareholders for the year ended December 31, 2000 and are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants

MESSAGE FROM MANAGEMENT:

Once again, it is with great pride that we report a favorable performance for the Farmers & Merchants Bancorp, Inc. during the most recent operating year that ended December 31, 2000. Farmers & Merchants Bancorp, Inc.'s year was highlighted by strong revenue growth with excellent asset quality, proper management of interest rates, and control of overhead expenses. This resulted in
12.21 percent Return on Average Equity and 1.18 percent Return on Average Assets. With a new high in assets of $635,160,000, capital accounts have increased to $64,988,000 with net income of $7,391,000 or $5.69 per share. Our continued success can be attributed, in part, to the strength of the economy in our market area. The results of Farmers & Merchants Bancorp, Inc. in 2000 also reflect favorably on the professionalism, dedication, and enthusiasm of our people. Although resources do not show up on the balance sheet, they are critical to continued success.

The outlook for 2001 at this point is fraught with many opposing variables. There has been a slowing of the economy with energy prices putting pressure on the cost of living and inflation. The Federal Reserve has switched their bias of easing, with two interest rate decreases since the first of the year and a real possibility of more to come. The Federal Reserve has room to do this given they have increased rates 1.7% over the last two years. Lower interest rates will benefit businesses by possible reducing operating costs. If the fixed rates on mortgages continue to decline, another refinancing boom will help banks maintain income levels as it did in 1998.

Additional factors that will affect the banking industry are the postal rate increases along with consumer privacy regulations. Financial institutions spend a great deal on postage. Developing alternative means of communicating with our customers, such as the Internet, will be important to help contain costs. As with the majority of regulations, additional paperwork and increased costs will result because of the new privacy rules. As a bank, privacy is already an integral part of our customer relations.

Most technology surveys show more banks establishing websites and offering Internet banking this coming year. We have also seen Internet banks realizing the need to establish brick and mortar. By the time you read this, banking on the Internet at The Farmers & Merchants State Bank will be a realty; however, we will also continue to expand through brick and mortar. We pride ourselves on our customer service and the importance of maintaining a personal touch. Our newest addition will be a branch in Defiance opening in 2001.

2001 will be a challenging year with the many forces playing against each other in the economy. The one fact we are confident of is that The Farmers & Merchants State Bank will continue to offer quality financial services to help our customers maintain a quality life. We have a 103 year track record of solid performance and don't see that changing. We view the current banking environment as an opportunity to further solidify strong customer relationships.

We sincerely thank our customers, employees, members of our Boards, the communities we serve, and you our shareholders for your contributions to our 2000 success and continued loyalty and support. As we move into 2001, all of us at The Farmers & Merchants State Bank will be working hard to deliver another year of consistent, quality growth for you. We look forward to reporting our accomplishments.




Joe E. Crossgrove                                  Eugene D. Bernath
President/CEO                                      Chairman of the Board

                                    CONTENTS

                    Audited Consolidated Financial Statements

                        FARMERS & MERCHANTS BANCORP, INC.

                 And wholly owned subsidiaries December 31, 2000


Message from Management                                                                          23

Table of Contents                                                                                24

Board of Directors, Advisory Boards and Officers                                                 25 - 27

Independent Auditors' Report                                                                     28

Consolidated Balance Sheets                                                                      29

Consolidated Statements of Income                                                                30

Consolidated Statements of Changes in Shareholders' Equity                                       31

Consolidated Statements of Cash Flows                                                            32

Notes to Consolidated Financial Statements                                                       33 - 53

Independent Auditors' Report on Supplementary Information                                        54

Five Year Summary                                                                                55

Trading Market for the Company's Stock                                                           56

Selected Financial Data by Management                                                            57

Independent Auditors' Report                                                                     58

Management Report                                                                                59

Charts of Selected Highlights                                                                    60 - 61

2000 Promotional Highlights                                                                      62 - 65

DIRECTORS                          MAYNARD SAUDER                  RANDAL H. SCHROEDER
                                   Chairman                        Asst. Vice President
EUGENE D. BERNATH                  Sauder Woodworking Co.          Chief Operations Officer
Chairman of the Board
The Farmers & Merchants            MERLE J. SHORT                  MICHAEL D. CULLER
State Bank                         Farmer                          Asst. Vice President
                                   President                       Chief Agri Finance Officer
DEXTER L. BENECKE                  Promow, Inc.
President                                                          DIANN K. MEYER
Viking Trucking, Inc.              STEVEN J. WYSE                  Asst. Vice President
Vice President                     President                       Human Resource Officer
Alex Products, Inc.                SteelinQ Systems, Inc.
                                                                   KENT E. ROTH
JERRY L. BOYERS                    DIRECTOR EMERITUS               Auditor
President                                                          Security Officer
Edifice Construction               ELIAS H. FREY
Management                         LEE E. GRAFICE                  MARILYN K. JOHNSON
                                   CHARLES E. LUGBILL              Assistant Cashier
JOE E. CROSSGROVE                  JAMES L. PROVOST                Compliance and CRA
President/Chief Executive          KENNETH E. STAMM                Officer
Officer                            ROBERT H. STOTZER
The  Farmers & Merchants           ROBERT V. WHITMER               JUDITH A. WARNCKE
State Bank                                                         Asst. Cashier
                                                                   Marketing Officer
ROBERT G. FREY                     ARCHBOLD MAIN
President                          OFFICE                          J. SCOTT MILLER
E. H. Frey & Sons, Inc.                                            Asst. Cashier
                                   EUGENE D. BERNATH               Agri Finance Officer
JULIAN GIOVARELLI                  Chairman of the Board
President                                                          RUTH ANN DUNN
GIO Sales, Inc.                    JOE E. CROSSGROVE               Asst. Cashier
                                   President                       Loan Documentation
JACK C. JOHNSON                    Chief Executive Officer         Administrator
President
Hawk's Clothing, Inc.              MAYNARD SAUDER                  JANE C. BRUNER
Partner                            Vice President                  Asst. Cashier
REJO Partnership                                                   Operations Supervisor
                                   HAROLD H. PLASSMAN
DEAN E. MILLER                     Vice President                  BRETT J. KAHRS
President                                                          Asst. Cashier
MBC Holdings, Inc.                 EDWARD A. LEININGER             Senior Investment Executive
                                   Executive Vice President
DALE L. NAFZIGER                   Commercial Loan Officer         KELBY J. SCHMUCKER
Vice President                                                     Asst. Cashier
Homestead Ice Cream Co.            REX D. RICE                     Credit Analyst
                                   Executive Vice President
HAROLD H. PLASSMAN                 Chief Lending Officer           LYDIA A. HUBER
Attorney                                                           Executive Administrative
Plassman, Rupp, Hensal &           BARBARA J. BRITENRIKER          Assistant
Short                              Vice President
                                   Comptroller & Chief             ARCHBOLD WOODLAND
ANTHONY J. RUPP                    Financial Officer               OFFICE
President
Rupp Furniture Co.                 GEORGE JELEN                    DEBORAH L. SHINABERY
                                   Asst. Vice President            Asst. Vice President
JAMES C. SANEHOLTZ                 Secondary Market Officer        Branch Manager
President                          Loan Underwriter
Saneholtz-McKarns, Inc.

DIANE J. SWISHER                WAUSEON ADVISORY                     PATRICIA R. BURKHOLDER
Asst. Cashier                   BOARD                                Assistant Cashier
Asst. Branch Manager                                                 Assistant Branch Manager
                                RICHARD L. ELROD
ARCHBOLD ADVISORY               President
BOARD                           Mustang Corporation                  WEST UNITY ADVISORY
                                                                     BOARD
BRUCE C. LAUBER                 WARREN A. KAHRS
President                       President                            ALVIN E. CAROTHERS
Lauber Manufacturing Co.        Kahrs Tractor Sales, Inc.            Farmer

JO ELLEN HORNISH                JOSEPH H. KOLB                       BEN G. WESTFALL
President                       Owner                                President
Hornish Brothers, Inc.          Kolb & Son                           Westfall Realty, Inc.

GENE SCHAFFNER                  SANDRA K. BARBER                     TED W. MANEVAL
Farmer                          Fulton County Recorder               Farmer
                                Chairman, Ohio Lottery
GEORGE F. STOTZER               Commission                           R. BURDELL COLON
Partner                                                              President
Stotzer Do-It Center            DR. KENNETH H. KLING                 Rup-Col., Inc.
                                Owner
LARRY M. WENDT                  Fulton County Vision Services        CHARLES W. KLINGER
Farmer                                                               Pharmacist
                                                                     Klinger Pharmacy
                                STRYKER OFFICE
WAUSEON SHOOP
OFFICE                          RONALD D. SHORT                      DELTA OFFICE
ALLEN G. LANTZ                  Asst. Vice President
Vice President                  Branch Manager                       CYNTHIA K. KNAUER
Branch Manager                                                       Asst. Vice President
                                PATTI L. ROSEBROCK                   Branch Manager
GLORIA GUNN                     Asst. Cashier
Asst. Vice President            Asst. Branch Manager                 ARTHUR J. SHORT
Asst. Branch Manager                                                 Asst. Branch Manager

JERRY A. BORTON                 STRYKER ADVISORY                     DELTA ADVISORY
Assistant Cashier               BOARD                                BOARD
Agri Finance Officer
                                FRED W. GRISIER                      TERRY J. KAPER
SUSAN DIERINGER                 Owner                                Attorney
Asst. Cashier                   Grisier Funeral Home                 Barber, Kaper, Stamm &
Loan Officer                                                         Robinson
                                RICHARD E. RAKER
                                Owner                                ROBERT E. GILDERS
WAUSEON DOWNTOWN                Raker Oil Company                    Chairman
OFFICE                                                               GB Manufacturing
                                STEVEN PLANSON
CAROL J. ENGLAND                Farmer                               EUGENE BURKHOLDER
Asst. Vice President                                                 President
Branch Manager                  WILLIAM J. BRENNER                   Falor Farm Center
Corporate Secretary             Attorney
                                                                     AL KREUZ
JEAN E. HORWATH                                                      Retired Fulton County
Asst. Cashier                   WEST UNITY OFFICE                    Commissioner
Asst. Branch Manager
                                LEWIS D. HILKERT                     DONALD G. GERDES
                                Vice President                       Human Resource Manager
                                Branch Manager                       Worthington Steel, Delta

BRYAN EAST HIGH                  MONTPELIER WEST                NAPOLEON ADVISORY
OFFICE                           MAIN                           BOARD
                                 OFFICE
DAVID C. FRAZER                                                 BARBARA C. SCHIE
Assistant Vice President         LANCE D. NOFZIGER              Office Manager
Branch Manager                   Asst. Cashier                  Fulton Anesthesia Associates,
                                 Branch Manager                 Inc.
CAROL L. CHURCH
Assistant Cashier                                               DAVID M. DAMMAN
Assistant Branch Manager         MONTPELIER EASTSIDE            Farm Drainage Contractor
                                 OFFICE                         Farmer

SOUTHTOWNE OFFICE                JOHN S. FEE                    JAMES J. VAN POPPEL
                                 Asst. Vice President           President
MICHAEL T. SMITH                 Branch Manager                 Van Poppel Limited
Assistant Cashier
Branch Manager                   GREGORY A. SIMS                DENNIS L. MEYER
                                 Asst. Branch Manager           Realtor
RUTH M. FORD                                                    Reiser Realty
Asst. cashier
Asst. Branch Manager             MONTPELIER ADVISORY
                                 BOARD                          SWANTON OFFICE
RICHARD S. BRUCE
Assistant Vice President         GREGORY D. SHOUP               BARRY N. GRAY
Commercial Loan Officer          President                      Asst. Cashier
                                 Peltcs Lumber Co., Inc.        Branch Manager

BRYAN ADVISORY                   RICHARD S. DYE                 DEBRA J. KAUFFMAN
BOARD                            Probation Department           Asst. Cashier
                                 Bryan Municipal Court          Asst. Branch Manager
RUSTY BRUNICARDI
President                        ROBERT D. MERCER               SWANTON ADVISORY
Chief Executive Officer          President                      BOARD
Community Hospital of            Bob Mercer Realty and
Williams Co., Inc.               Auctions                       ANTHONY G. FRY
                                                                President
D. ROBERT SHAFFER                GEORGE B. RINGS                Select Stone
Farmer                           Pharmacist
                                 Rings Pharmacy                 DANIEL P. MCQUADE
DR. C. NICHOLAS WALZ                                            Attorney
Partner                                                         The McQuades Co., LPA
Williams County Family           NAPOLEON OFFICE
Medical Center                                                  LISA J. MITCHELL
                                 STEPHEN E. JACKSON             Owner/Manager
PAUL R. MANLEY                   Asst. Vice President           Swanton Health Care Center
Process Manager - Frame &        Branch Manager
Panel                                                           NORMAN ZEITER
Sauder Woodworking Co.           DIANA J. DENNIE                President/Owner
                                 Asst.  Cashier                 Swanton Welding Co.
GARRY COURTNEY                   Asst.  Branch Manager
President/CEO
C.F. Electronics                 MICHAEL F. SCHNITKEY
                                 Asst.  Cashier
                                 Agri Finance Officer

                                 GARY W. SPENCER
                                 Asst. Vice President
                                 Commercial Loan Officer

January 10, 2001



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and subsidiaries, Archbold, Ohio, as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and subsidiaries, as of December 31, 2000 and 1999, and the results of its consolidated operations and cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.



                                                        KROUSE, KERN & CO., INC.
                                                        Fort Wayne, Indiana

                        FARMERS & MERCHANTS BANCORP, INC.
                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                      ASSETS

                                                                   (In Thousands)
                                                             --------------------------
                                                               2000              1999
                                                             --------          --------
Cash and due from banks                                      $  17,951        $  17,245

Interest bearing deposits with banks                               100              100

Federal funds sold                                                 370                -

Investment securities at market                                113,259          102,971

Federal Home Loan Bank stock                                     2,973            2,764

Loans, less allowance for loan losses of $7,160
    for 2000 and $6,750 for 1999                               479,587          455,535

Loans held for resale                                              328              389

Finance lease receivable                                           730              693

Bank premises and equipment-net                                 10,354           10,176

Accrued interest and other assets                                8,670            7,020

Deferred tax charge                                                838            1,636
                                                             ---------        ---------
TOTAL ASSETS                                                 $ 635,160        $ 598,529
                                                             =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:

        Demand                                               $  40,729        $  54,051

        NOW accounts                                            52,850           47,919

        Savings                                                110,393          110,059

        Time                                                   312,491          291,137
                                                             ---------        ---------
            Total Deposits                                     516,463          503,166

    Federal funds purchased                                          -            3,090

    Securities sold under agreement to repurchase               18,903            4,253

    Other borrowings                                            30,786           25,039

    Dividend payable                                               585              650

    Accrued interest and other liabilities                       3,435            4,442
                                                             ---------        ---------
            Total Liabilities                                  570,172          540,640
                                                             ---------        ---------
SHAREHOLDERS' EQUITY:
    Common stock, no par value - authorized 1,500,000
      shares; issued  1,300,000 shares                          12,677           12,677

    Undivided profits                                           51,416           45,975

    Accumulated other comprehensive income                         895             (763)
                                                             ---------        ---------
            Total Shareholders' Equity                          64,988           57,889
                                                             ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 635,160        $ 598,529
                                                             =========        =========

See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

                        Consolidated Statements of Income

              for the years ended December 31, 2000, 1999 and 1998

                                                           (In Thousands)(Except for Per Share Amounts)
                                                           --------------------------------------------
                                                                2000           1999            1998
                                                           -------------   ------------    ------------
INTEREST INCOME:
    Interest and fees on loans                                  $   42,661   $   37,236   $   36,335
    Interest and Dividends on Investment Securities:
        U.S. Treasury and government agency                          3,829        3,754        3,427
        State and local governments                                  1,513        1,645        1,473
        Corporate debt securities                                      544          849          822
        Dividends                                                      209          187          178
    Interest on federal funds sold                                     130          105          648
    Interest on deposits in banks                                        4            3            5
                                                                ----------   ----------   ----------
           Total Interest Income                                    48,890       43,779       42,888
                                                                ----------   ----------   ----------
INTEREST EXPENSE:
    Deposits                                                        22,299       19,776       21,182
    Borrowed funds                                                   3,210        1,374          903
                                                                ----------   ----------   ----------
           Total Interest Expense                                   25,509       21,150       22,085
                                                                ----------   ----------   ----------
           Net Interest Income                                      23,381       22,629       20,803
PROVISION FOR LOAN LOSSES                                            1,496        1,637          892
                                                                ----------   ----------   ----------
NET INCOME AFTER PROVISION
    FOR LOAN LOSS                                                   21,885       20,992       19,911
                                                                ----------   ----------   ----------
OTHER INCOME:
    Service charges on deposit accounts                              1,745        1,524        1,320
    Other service charges and fees                                   1,533        1,574        2,706
    Net securities gains (losses)                                        -           31            -
                                                                ----------   ----------   ----------
           Total Other Income                                        3,278        3,129        4,026
                                                                ----------   ----------   ----------
OTHER EXPENSES:
    Salaries and wages                                               6,542        5,885        5,438
    Pension and other employee benefits                              1,603        1,536        1,394
    Occupancy expense (net)                                            432          542          510
    Furniture and equipment                                          1,178        1,272          981
    Data processing fees                                               758          766          743
    Franchise taxes                                                    772          629          604
    Other operating expense                                          3,369        3,691        3,197
                                                                ----------   ----------   ----------
           Total Other Expenses                                     14,654       14,321       12,867
                                                                ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                                          10,509        9,800       11,070
INCOME TAXES                                                         3,118        3,007        3,413
                                                                ----------   ----------   ----------
NET INCOME                                                      $    7,391   $    6,793   $    7,657
                                                                ==========   ==========   ==========
NET INCOME PER SHARE - BASIC                                    $     5.69   $     5.23   $     5.89
                                                                ==========   ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                              1,300,000    1,300,000    1,300,000
                                                                ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

                        FARMERS & MERCHANTS BANCORP, INC.


           Consolidated Statements of Changes in Shareholders' Equity

              for the years ended December 31, 2000, 1999 and 1998



                                                                                   (In Thousands)
                                                                       -----------------------------------------
                                                                                                    Accumulated
                                                                                                       Other
                                                                         Common      Undivided     Comprehensive
                                                                         Stock       Profits          Income
                                                                       -----------  -----------     ------------
BALANCE AT DECEMBER 31, 1997                                            $ 12,677    $ 35,165        $  1,002
    Comprehensive income:
        Net income for 1998                                                   --       7,657              --
        Other comprehensive income net of tax:
            Unrealized gain on Available-For-Sale
              securities (net of tax effect of $345)                          --          --             669
    Cash dividends ($1.40 per share)                                          --      (1,820)             --
                                                                        --------    --------        --------
BALANCE AT DECEMBER 31, 1998                                              12,677      41,002           1,671

    Comprehensive income:
        Net income for 1999                                                   --       6,793              --
        Other comprehensive income net of tax:
            Unrealized loss on Available-For-Sale
              securities (net of tax effect of ($1,253))                      --          --          (2,454)
        Reclassification adjustment (net of tax)                              --          --              20
    Cash dividends ($1.40 per share)                                          --      (1,820)             --
                                                                        --------    --------        --------
BALANCE AT DECEMBER 31, 1999                                              12,677      45,975            (763)
    Comprehensive income:
        Net income for 2000                                                            7,391
        Other comprehensive income net of tax:
            Unrealized gain on Available-For-Sale
              securities (net of tax effect of $853)                                                   1,658
    Cash dividends ($1.50 per share)                                                  (1,950)             --
                                                                        --------    --------        --------
BALANCE AT DECEMBER 31, 2000                                            $ 12,677    $ 51,416        $    895
                                                                        ========    ========        ========

See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                      Consolidated Statements of Cash Flows
              for the years ended December 31, 2000, 1999 and 1998

                                                                            (In Thousands)
                                                            ----------------------------------------------
                                                                 2000            1999             1998
                                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                               $   7,391        $   6,793        $   7,657

    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation                                             1,096            1,243              943
        Amortization of servicing rights                           129              163              307
        Amortization of securities premiums/discounts              222              413              392
        Provision for loan losses                                1,496            1,637              892
        Provision for deferred income taxes                        (55)            (172)              52
        (Gain) loss on sale of other                               (80)            (114)            (447)
        (Gain) loss on sale of securities                         --                (31)            --
        Originations of mortgage loans held for sale           (21,553)         (33,426)        (107,368)
        Proceeds from mortgage loans held for sale              21,727           33,542          107,845
        Net change in other assets/liabilities                  (2,807)             633             (769)
                                                            ------------     ------------     ------------
           Net Cash Provided by Operating Activities             7,566           10,681            9,504
                                                            ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of bank premises and equipment                     (1,276)          (1,991)          (2,740)
    Proceeds from sale of bank premises and equipment               15             --               --
    Maturity proceeds of available-for-sale securities          28,427           36,635           22,000
    Sale proceeds of available-for-sale securities                --             17,114             --
    Purchase of available-for-sale securities                  (36,660)         (32,314)         (53,228)
    Net increase in loans and leases                           (25,585)         (57,863)          (9,970)
                                                            ------------     ------------     ------------
           Net Cash Used by Investing Activities               (35,079)         (38,419)         (43,938)
                                                            ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase in deposits                                    13,297           (9,017)          50,885
    Net change in short-term borrowings                         11,560           19,427              318
    Proceeds from other borrowings                              27,000             --              1,000
    Payments on other borrowings                               (21,253)          (1,201)          (1,053)
    Payment of dividends                                        (2,015)          (1,820)          (1,820)
                                                            ------------     ------------     ------------
           Net Cash Provided by Financing Activities            28,589            7,389           49,330
                                                            ------------     ------------     ------------
           Net Change in Cash and Cash Equivalents               1,076          (20,349)          14,896
CASH AND CASH EQUIVALENTS - January 1                           17,345           37,694           22,798
                                                            ------------     ------------     ------------
CASH AND CASH EQUIVALENTS - December 31                      $  18,421        $  17,345        $  37,694
                                                            ============     ============     ============
RECONCILIATION OF CASH AND CASH EQUIVALENTS:

    Cash and due from banks                                  $  17,951        $  17,245        $  18,549
    Interest bearing deposits                                      100              100              100
    Federal funds sold                                             370             --             19,045
                                                            ------------     ------------     ------------
                                                             $  18,421        $  17,345        $  37,694
                                                            ============     ============     ============
SUPPLEMENTARY CASH FLOWS DISCLOSURES:
    Cash paid during the year for:
        Interest (net of amount capitalized)                 $  25,155        $  21,357        $  22,020
        Income taxes                                             4,334            2,024            3,280

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

                           CONSOLIDATION POLICY:

                           The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution, and the Farmers & Merchants Life Insurance Company, a life, accident and health insurance company. All material inter-company balances and transactions have been eliminated.

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

                           The allowance for loan losses is maintained at a level believed to be adequate by management to absorb probable loan losses inherent in the loan portfolio for on and off balance sheet credit exposure as of the balance sheet dates. Management's evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated future cash flows. This evaluation is inherently subjective as it may require material estimates including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

                           SERVICING ASSETS AND LIABILITIES:

                           It is the Bank's policy to service loans it has sold to FREDDIE MAC. When the Bank undertakes an obligation to service financial assets, it recognizes either a servicing asset or a servicing liability for that servicing contract at its fair market value. Servicing assets and liabilities are to be amortized in proportion to and over the period of estimated net servicing income. The amount of serving assets recognized during 2000 was $111 thousand, while servicing assets amortized during 2000 was $129 thousand. Capitalized mortgage servicing rights are included in other assets and totaled $870 thousand and $889 thousand at December 31, 2000 and 1999, respectively. No valuation allowance is required.

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

NOTE 2.           CASH AND CASH EQUIVALENTS

                  Banks are required to maintain reserve funds in vault cash and/or on deposit with the Federal Reserve Bank. The aggregate reserves required at December 31, 2000 and 1999 were $4.8 million and $5.6 million, respectively.

NOTE 3.           INVESTMENT SECURITIES

                  The amortized cost and estimated market values of investments in securities as of December 31, are detailed below. Fair market values are based on quoted market prices or dealer quotes except for domestic corporations stocks that are recorded at cost.



                                                                           (In Thousands)
                                                        -----------------------------------------------------
                                                                                2000
                                                        -----------------------------------------------------
                                                           Gross          Gross         Gross          Gross
                                                         Amortized     Unrealized     Unrealized       Market
                                                           Cost           Gains         Losses         Value
                                                        -----------   ------------   -------------  ----------
                  Available-for-Sale:
                      U.S. Treasury                      $  7,821      $    100       $   --         $  7,921
                      U.S. Government agency               52,540           778            124         53,194
                      Mortgage-backed securities            7,924             5             66          7,863
                      State and local governments          31,438           771             52         32,157
                      Corporate debt securities             9,251          --               55          9,196
                      Commercial paper                      2,908          --             --            2,908
                      Equity securities                        20          --             --               20
                                                        -----------   ------------   -------------  ----------

                                                         $111,902      $  1,654       $    297       $113,259
                                                        ===========   ============   =============  ==========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 3.           INVESTMENT SECURITIES (Continued)

                                                                            (In Thousands)
                                                       --------------------------------------------------------
                                                                                 1999
                                                       --------------------------------------------------------
                                                           Gross         Gross         Gross           Gross
                                                         Amortized     Unrealized    Unrealized        Market
                                                           Cost          Gains         Losses          Value
                                                       ------------   ------------   -------------  -----------
                  Available-for-Sale:
                      U.S. Treasury                     $  6,823       $     25       $      6       $  6,842

                      U.S. Government agency              38,840              2            763         38,079

                      Mortgage-backed securities          10,234              2            409          9,827

                      State and local governments         31,075            501            330         31,246

                      Corporate debt securities            9,802           --              175          9,627

                      Commercial paper                     7,330           --             --            7,330

                      Equity securities                       20           --             --               20
                                                        -----------   ------------   -------------  ----------

                                                        $104,124       $    530       $  1,683       $102,971
                                                        ===========   ============   =============  ==========

                  The gross realized gains and losses for the years ended December 31, are presented below:

                                                                  (In Thousands)
                                                      -------------------------------------
                                                          2000          1999        1998
                                                      -----------   -----------  ----------
                  Gross realized gains                 $     --       $    38     $     --
                                                      -----------   -----------  ----------
                  Gross realized losses                      --             7           --
                                                      -----------   -----------  ----------
                      Net Realized Gains(Losses)       $     --       $    31     $     --
                                                      ===========   ===========  ==========

                  The amortized cost and estimated market value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                (In Thousands)
                                                          -------------------------
                                                           Amortized
                                                             Cost       Fair Value
                                                          -----------   -----------
                  One year or less                         $ 25,486      $  25,513
                  After one year through five years          65,483         66,352
                  After five years through ten years         14,703         14,804
                  After ten years                             6,210          6,570
                                                          -----------   -----------
                      Total                                $111,882      $ 113,239
                                                          ===========   ===========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 3.           INVESTMENT SECURITIES (Continued)

                  Investments with a carrying value of $95.4 million and $68.8 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

NOTE 4.           FEDERAL HOME LOAN BANK STOCK

                  The Federal Home Loan Bank stock is recorded at cost. The stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.

NOTE 5.           LOANS

                  Loans at December 31, are summarized below:


                                                                      (In Thousands)
                                                               ----------------------------
                  Loans                                           2000             1999
                                                               ------------     -----------
                     Real estate                                $ 261,289        $ 237,056
                     Commercial and industrial                     96,990          100,996
                     Agricultural (excluding real estate)          51,337           46,035
                     Consumer and other loans                      68,429           71,589
                     Overdrafts                                       652               73
                     Industrial Development Bonds                   8,647            7,015
                                                               ------------     -----------
                                                                  487,344          462,764

                     Less: Deferred loan fees and costs              (597)            (479)
                                                               ------------     -----------
                                                                  486,747          462,285
                     Less: Allowance for loan losses               (7,160)          (6,750)
                                                               ------------     -----------

                         Loans - Net                            $ 479,587        $ 455,535
                                                               ============     ===========

                                                                              (In Thousands)
                                                               ---------------------------------------------
                                                                   2000            1999             1998
                                                               ------------     -----------      -----------
                  Allowance for Loan Losses
                      Balance at beginning of year              $   6,750        $   5,850        $   5,850
                      Provision for loan loss                       1,496            1,637              892
                      Recoveries                                    1,287              837              882
                      Loans charged off                            (2,373)          (1,574)          (1,774)
                                                               ------------     -----------      -----------

                                                                $   7,160        $   6,750        $   5,850
                                                               ============     ===========      ===========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 5.           LOANS (Continued)

                  As of December 31, 2000 and 1999, the recorded investment in impaired loans amounted to approximately $9.3 and $8.5 million, respectively. The average recorded investment in impaired loans amounted to approximately $8.6 million, $6.5 million and $4.7 million for 2000, 1999 and 1998, respectively. Of the loans that were considered impaired for 2000 and 1999, the recorded investment in impaired loans that have a related allowance determined in accordance with SFAS No. 114 and No. 118 was $6.5 million and $6.3 million, respectively for which the related allowance for loan loss was $3.4 million and $2.8 million, respectively.

                  The Bank stops accruing interest income when a loan is deemed to be impaired, and recognizes interest income when the interest income is actually received. Interest income recognized on impaired loans was $177, $53 and $172 thousand for 2000, 1999 and 1998, respectively.

                  As of December 31, 2000 there were $14 thousand in commitments to lend additional funds to debtors whose loans are not performing.

                  $147.1 million in one to four family residential mortgage loans have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

                  Senior officers and directors and their affiliated companies were indebted to the Bank in the aggregate of $14.9 and $14.2 million at December 31, 2000 and 1999, respectively. All such loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable loan transactions with other persons. Loans made during 2000 were $24.8 million and repayments were $24.1 million. In the opinion of management, these loans do not involve more than normal risk of collectibility or possess other unfavorable features.

                  Loans for which the Bank is providing collection services is $163.5, $158.2 and $147.9 million for 2000, 1999 and 1998, respectively. Servicing assets recognized during 2000 amounted to $111 thousand and amortization of servicing assets amounted to $129 thousand. The fair value of recognized servicing assets was $1.4 million, fair value being determined by the present value of expected future cash flows. No allowance for impairment has been provided.

                  As of December 31, 2000 there were $4.9 million of undisbursed loans in process.

NOTE 6.           FINANCE LEASE RECEIVABLE

                  Finance leases as of December 31 are as follows:


                                                       (In Thousands)
                                                  ------------------------
                                                      2000         1999
                                                  -----------  -----------
                  Gross investment in leases       $     820    $     792
                  Unearned income                        (90)         (99)
                                                  -----------  -----------

                  Finance Lease Receivable         $     730    $     693
                                                  ===========  ===========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 6.           FINANCE LEASE RECEIVABLE (Continued)

                  All amounts are considered collectible, and therefore, no allowance has been provided.

NOTE 7.           BANK PREMISES AND EQUIPMENT

                  The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:



                                                                      (In Thousands)
                                                                ---------------------------
                                                                    2000           1999
                                                                -----------     -----------
                  Land                                           $  2,614        $  1,983

                  Buildings                                         9,349           9,123
                  Furnishings                                       6,390           6,031
                                                                -----------     -----------
                                                                   18,353          17,137

                  Less:  Accumulated depreciation                  (7,999)         (6,961)
                                                                -----------     -----------

                      Banking Premises and Equipment (Net)       $ 10,354        $ 10,176
                                                                ===========     ===========

NOTE 8.           DEPOSITS

                  Time deposits at December 31 consist of the following:

                                                               (In Thousands)
                                                         -------------------------
                                                            2000           1999
                                                         ----------     ----------
                  Time deposits under $100,000            $238,946       $223,372

                  Time deposits of $100,000 or more         73,545         67,765
                                                         ----------     ----------

                                                          $312,491       $291,137
                                                         ==========     ==========

                  For each of the five years subsequent to December 31, 2000, maturities for time deposits having a remaining term of more than one year follows:



                               2001                     $   193,643
                               2002                          45,799
                               2003                          68,189
                               2004                           2,719
                               2005 and thereafter            2,141
                                                       --------------

                                                        $   312,491
                                                       ==============


                  Deposits to related parties as of December 31, 2000 and 1999 amounted to $14.7 million and $11.6 million, respectively.

                      FARMERS & MERCHANTS BANCORP, INC.

NOTE 9.           REPURCHASE AGREEMENTS

                  The Bank's policy requires qualifying securities as collateral for the underlying repurchase agreements. As of December 31, 2000 and 1999 securities with a book value of $25.2 million and $4.5 million, respectively, were underlying the repurchase agreements and were under the Bank's control.

NOTE 10.          OTHER BORROWINGS

                  Other borrowings consisted of the following at December 31:


                                                             (In Thousands)
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
                Federal Home Loan Bank, various
                 loans due in monthly installments
                 of $105 thousand plus annual
                 payments of $400 thousand includ-
                 ing interest at varying rates from
                 5.40% to 7.05%.  Notes are
                 secured by a blanket lien on 100%
                 of the one to four family residential
                 mortgage loan portfolio                  $  30,786   $  25,039
                                                          =========   =========

                  The following is a schedule by years of future minimum principal payments as of December 31:


                                 2001                     $  13,308
                                 2002                         6,367
                                 2003                         6,418
                                 2004                         1,153
                                 2005 and thereafter          3,540
                                                          ---------

                                                          $  30,786
                                                          =========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 11.          FEDERAL INCOME TAXES

                  Deferred tax assets and liabilities at December 31 are comprised of the following:





                                                               (In Thousands)
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
                   Deferred Tax Assets:

                      Allowance for loan losses             $  2,142    $  2,008
                      Net unrealized loss on available-
                        for-sale securities                        -         392
                                                            --------    --------
                                                               2,142       2,400
                                                            --------    --------

                   Deferred Tax Liabilities:

                      Accreted discounts on bonds                 67          40
                      FHLB stock dividends                       427         356
                      Mortgage servicing rights                  297         302
                      Other                                       52          66
                      Net unrealized gain on available-
                        for-sale securities                      461           -
                                                            --------    --------
                                                               1,304         764
                                                            --------    --------

                          Net Deferred Tax Asset            $    838    $  1,636
                                                            ========    ========

                  The components of income tax expense for the years ended December 31 are as follows:


                                                          (In Thousands)
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
                       Current:
                          Federal               $  3,173    $  3,195    $  3,361

                       Deferred:
                          Federal                    (55)       (188)         52
                                                --------    --------    --------

                                                $  3,118    $  3,007    $  3,413
                                                ========    ========    ========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 11.          FEDERAL INCOME TAXES (Continued)




                                                  (In Thousands)
                                       --------------------------------------
                                          2000        1999           1998
                                       ---------   ---------      -----------
Income tax at statutory rates           $  3,485   $  3,399       $   3,771
Tax effect:
    Tax exempt interest                     (447)      (468)           (428)
    Costs attributable to tax
      exempt interest                         80         76              70
                                        --------   --------       ---------

                                        $  3,118   $  3,007       $   3,413
                                        ========   ========       =========




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

                  Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $410, $363, and $421 thousand for 2000, 1999 and 1998, respectively.

NOTE 13.          RELATED PARTY TRANSACTIONS

                  The Bank has conducted transactions with its officers and directors as set forth in Note 5.

NOTE 14.          COMMITMENTS AND CONTINGENT LIABILITIES

                  The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, 2000 and 1999 is as follows:

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 14.          COMMITMENTS AND CONTINGENT LIABILITIES (Continued)



                                      (In Thousands)
                                  ----------------------
                                    2000         1999
                                  ---------   ----------
Commitments to extend credit      $  74,745    $  83,344
Credit card arrangements             19,515       12,163
Standby letters of credit               898        1,531


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

NOTE 16.          REGULATORY CAPITAL REQUIREMENTS

                  The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet the minimum regulatory requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all the capital adequacy requirements to which it is subject.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 16.          REGULATORY CAPITAL REQUIREMENTS (Continued)

                  As of December 31, 2000 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                  The Bank's actual and required capital amounts and ratios as of December 31, 2000 and 1999 are as follows:



                                                                                      To Be Well Capitalized
                                                                                          Under the Prompt
                                                                 For Capital             Corrective Action
                                               Actual        Adequacy Purposes(a)          Provisions(a)
                                         ------------------  --------------------   -------------------------
                                           (000's)             (000's)                 (000's)
                                           Amount    Ratio     Amount      Ratio       Amount        Ratio
                                         ---------  -------  ----------  --------   ------------  -----------
        As of December 31, 2000

        Total Risk-Based Capital
          (to Risk Weighted Assets)
           Consolidated                  $  69,581    15.6%   $  35,680     8.0%     $      -        N/A
           Farmers & Merchants
             State Bank                     69,199    14.6%      37,920     8.0%       47,400       10.0%
        Tier I Capital
          (to Risk Weighted Assets)
           Consolidated                     63,977    14.3%      17,900     4.0%                     N/A
           Farmers & Merchants
             State Bank                     53,274    11.3%      18,860     4.0%       28,290        6.0%
        Tier I Capital
          (to Adjusted Total Assets)
           Consolidated                     63,977    10.2%      25,090     4.0%                     N/A
           Farmers & Merchants
             State Bank                     53,274     8.5%      25,070     4.0%       31,340        5.0%

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 16.          REGULATORY CAPITAL REQUIREMENTS (Continued)


                                                                                             To Be Well Capitalized
                                                                                                 Under the Prompt
                                                                          For Capital           Corrective Action
                                                       Actual         Adequacy Purposes(a)        Provisions(a)
                                                 -----------------    --------------------   ----------------------
                                                   (000's)              (000's)               (000's)
                                                   Amount   Ratio       Amount     Ratio       Amount     Ratio
                                                 --------- --------   ---------  ---------   ----------  ----------


                As of December 31, 1999

                Total Risk-Based Capital
                  (to Risk Weighted Assets)
                    Consolidated                 $  63,970    14.8%    $  34,580     8.0%     $      -     N/A

                    Farmers & Merchants
                     State Bank                     63,554    13.9%       36,580     8.0%       45,720    10.0%

                Tier I Capital
                 (to Risk Weighted Assets)
                   Consolidated                     58,563    13.6%       17,220     4.0%                  N/A

                   Farmers & Merchants
                    State Bank                      47,833    10.5%       18,220     4.0%       27,330     6.0%

                Tier I Capital
                 (to Adjusted Total Assets)
                   Consolidated                     58,563     9.9%       23,660     4.0%                  N/A

                   Farmers & Merchants
                    State Bank                      47,833     8.1%       23,620     4.0%       29,530     5.0%



                (a) The amount and ratios provided are minimums under the regulations.

                  The Bank is restricted as to the amount of dividends which can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $16.6 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

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

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 17.          FAIR VALUE INFORMATION AND INTEREST RATE RISK (Continued)

                  The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2000 and 1999 are reflected below:



                                                                     (In Thousands)
                                                   ----------------------------------------------------
                                                            2000                          1999
                                                   -----------------------    -------------------------
                                                       Book        Fair          Book          Fair
                                                       Value       Value         Value         Value
                                                   -----------  ----------    ------------  -----------

                Financial Assets:

                    Cash and cash equivalents        $  17,951   $  17,951     $  17,245    $  17,245
                    Interest bearing deposits              100         100           100          100
                    Federal funds sold                     370         370             -
                    Available-for-sale securities      113,259     113,259       102,971      102,971
                    Federal Home Loan Bank               2,973       2,973         2,764        2,764
                    Net loans                          480,645     492,595       456,617      459,540
                    Interest receivable                  5,077       5,077         5,077        5,077


                Financial Liabilities:

                    Deposits                         $ 516,463   $ 518,648     $ 503,166    $ 502,220
                    Short-term borrowings:
                     Federal funds purchased                 -           -         3,090        3,090
                     Repurchase agreement sold          18,903      18,903         4,253        4,253
                    Other borrowings                    30,786      31,313        25,039       24,976
                    Interest payable                     1,784       1,784         1,784        1,784


                The following assumptions and methods were used in estimating the fair value for financial instruments:

                           CASH AND SHORT-TERM INVESTMENTS:

                           The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate their fair values.

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

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION



                                 BALANCE SHEETS

                                                                                       (In Thousands)
                                                                                   -----------------------
                                                                                      2000        1999
                                                                                   ---------   -----------
                ASSETS:

                    Cash                                                            $    706    $    669
                    Related party receivables:
                      Dividends                                                          300         350
                      Note receivable                                                 10,000      10,000
                    Investment in subsidiaries                                        54,741      47,696
                                                                                    --------    --------

                TOTAL ASSETS                                                        $ 65,747    $ 58,715
                                                                                    ========    ========

                LIABILITIES:

                    Accrued expenses                                                $    174    $    176
                    Dividends payable                                                    585         650
                                                                                    --------    --------
                        Total Liabilities                                                759         826
                                                                                    --------    --------

                SHAREHOLDERS' EQUITY:

                    Common stock, no par value -
                      1,500,000 shares authorized; 1,300,000 shares issued            12,677      12,677
                    Undivided profits                                                 51,416      45,975
                    Accumulated other comprehensive income                               895        (763)
                                                                                    --------    --------
                        Total Shareholders' Equity                                    64,988      57,889
                                                                                    --------    --------

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 65,747    $ 58,715
                                                                                    ========    ========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                              STATEMENTS OF INCOME

                                                                           (In Thousands)
                                                                 ---------------------------------
                                                                    2000        1999       1998
                                                                 ----------   ---------  ---------
                INCOME:
                    Equity in net income of subsidiaries          $  7,055    $  6,451    $  7,313
                    Interest income                                    600         600         600
                                                                  --------    --------    --------
                        Total Income                                 7,655       7,051       7,913
                                                                  --------    --------    --------

                EXPENSES:
                    Miscellaneous                                       23          14          19
                    Professional fees                                   17          18          16
                    Supplies                                             7           6           6
                    Taxes                                               43          44          39
                                                                  --------    --------    --------
                        Total Expense                                   90          82          80
                                                                  --------    --------    --------

                INCOME BEFORE INCOME TAXES                           7,565       6,969       7,833

                INCOME TAXES                                           174         176         176
                                                                  --------    --------    --------

                NET INCOME                                        $  7,391    $  6,793    $  7,657
                                                                  ========    ========    ========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                  (In Thousands)
                                                                   ----------------------------------------
                                                                                                Accumulated
                                                                                                   Other
                                                                        Common    Undivided    Comprehensive
                                                                        Stock     Profits          Income
                                                                   ------------  ------------  -------------
                BALANCE AT DECEMBER 31, 1997                        $   12,677    $   35,165     $   1,002
                   Comprehensive income:
                    Net income for 1998                                      -         7,657             -
                    Other comprehensive income net of tax:
                        Unrealized gain on Available-For-Sale
                          securities (net of tax effect of $345)             -             -           669
                   Dividends ($1.40 per share)                               -        (1,820)            -
                                                                    ----------    ----------     ---------
                BALANCE AT DECEMBER 31, 1998                            12,677        41,002         1,671
                   Comprehensive income:
                    Net income for 1999                                      -         6,793             -
                    Other comprehensive income net of tax:
                        Unrealized loss on Available-For-Sale
                          securities (net of tax effect of ($1,253))         -             -        (2,454)
                    Reclassification adjustment (net of tax)                                            20
                   Dividends ($1.40 per share)                               -        (1,820)            -
                                                                    ----------    ----------     ---------
                BALANCE AT DECEMBER 31, 1999                            12,677        45,975          (763)
                   Comprehensive income:
                    Net income for 2000                                      -         7,391             -
                    Other comprehensive income net of tax:
                        Unrealized loss on Available-For-Sale
                          securities (net of tax effect of $853)             -             -         1,658
                   Dividends ($1.50 per share)                               -        (1,950)            -
                                                                    ----------    ----------     ---------

                BALANCE AT DECEMBER 31, 2000                        $   12,677    $   51,416     $     895
                                                                    ==========    ==========     =========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18.          FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
                    FINANCIAL INFORMATION (Continued)


                            STATEMENTS OF CASH FLOWS

                                                                                       (In Thousands)
                                                                           ---------------------------------------
                                                                              2000           1999          1998
                                                                           ----------     ----------     ---------
                  CASH FLOWS FROM OPERATING ACTIVITIES:
                      Net income                                            $ 7,391        $ 6,793        $ 7,657
                      Adjustments to Reconcile Net Income
                        to Net Cash Provided by Operating Activities:
                          Equity in undistributed net income
                            of subsidiaries                                  (7,055)        (6,451)        (7,313)
                          Changes in Operating Assets and
                            Liabilities:
                             Accrued expenses                                    (2)          (178)           175
                                                                           ----------     ----------     ---------
                                  Net Cash Provided by
                                    Operating Activities                        334            164            519
                                                                           ----------     ----------     ---------
                  CASH FLOWS FROM INVESTING ACTIVITIES:
                      Dividends from wholly-owned subsidiaries                1,718          1,640          1,170
                                                                           ----------     ----------     ---------
                  CASH FLOWS FROM FINANCING ACTIVITIES:
                      Payment of dividends                                   (2,015)        (1,820)        (1,820)
                                                                           ----------     ----------     ---------
                                 Net Change in Cash and
                                   Cash Equivalents                              37            (16)          (131)

                  CASH AND CASH EQUIVALENTS -

                    beginning of year                                           669            685            816
                                                                           ----------     ----------     ---------
                  CASH AND CASH EQUIVALENTS -

                    END OF YEAR                                             $   706        $   669        $   685
                                                                           ==========     ==========     =========


January 10, 2001



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                         INDEPENDENT AUDITORS' REPORT ON
                            SUPPLEMENTARY INFORMATION

Our report on our audits of the basic financial statements of Farmers & Merchants Bancorp, Inc., Archbold, Ohio, and its wholly-owned subsidiaries, The Farmers & Merchants State Bank and Farmers & Merchants Life Insurance Company for the years ended December 31, 2000 and 1999, appears on page 6. The examination was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The five year summary of operations is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                          KROUSE, KERN & CO., INC.
                                          Fort Wayne, Indiana

                        FARMERS & MERCHANTS BANCORP, INC.

                  Five Year Summary of Consolidated Operations

                                                                    (In Thousands Except for Per Share Amounts)
                                       -----------------------------------------------------------------------------------------
                                            2000               1999               1998               1997               1996
                                       -------------      -------------      -------------      -------------      -------------
Summary of Income:

   Interest income                      $    48,890        $    43,779        $    42,888        $    40,158        $    38,382

    Interest expense                         25,509             21,150             22,085             21,139             20,905
                                       -------------      -------------      -------------      -------------      -------------
        Net Interest Income                  23,381             22,629             20,803             19,019             17,477
Provision for loan losses                     1,496              1,637                892              1,111              1,068
                                       -------------      -------------      -------------      -------------      -------------
Net interest income after
  provision for loan losses                  21,885             20,992             19,911             17,908             16,409

Other income (expense)                      (11,376)           (11,192)            (8,841)            (8,096)            (8,614)
                                       -------------      -------------      -------------      -------------      -------------
Net income before income taxes               10,509              9,800             11,070              9,812              7,795

Income taxes                                  3,118              3,007              3,413              3,035              2,312
                                       -------------      -------------      -------------      -------------      -------------

Net income                              $     7,391        $     6,793        $     7,657        $     6,777        $     5,483
                                       =============      =============      =============      =============      =============

Per Share of Common Stock:
    Earnings per common share
      outstanding:
        (Based on weighted
         average number of
         shares outstanding)
        (All per share amounts
          have been retroactively
         restated to reflect a
         5 for 1 stock split in
         1996)
            Net income                  $      5.69        $      5.23        $      5.89        $      5.22        $      4.22
           Dividends                    $      1.50        $      1.40        $      1.40        $      1.25        $      1.15
           Weighted average
              number of shares
              outstanding                 1,300,000          1,300,000          1,300,000          1,300,000          1,300,000

Year-end assets                         $   635,160        $   598,529        $   585,869        $   528,273        $   501,449
Average assets                              619,075            585,189            553,277            510,163            482,770
Year-end equity capital                      64,988             57,889             55,350             48,844             43,381
Average equity capital                       61,488             56,862             52,940             46,548             41,501


See Independent Auditors' Report on Supplementary Information.

                        FARMERS & MERCHANTS BANCORP, INC.


                     Trading Market for the Company's Stock



The Company's stock is not actively traded on any exchange. The range and sales prices, based upon information that the Company has been made aware, are listed below:

                                                                                        Stock Prices
                                                                     --------------------------------------------------
                                                                     Quarter               Low                  High
                                                                     -------            ----------           ----------
2000-- by quarter                                                      1st              $   80.00            $  115.00
                                                                       2nd                  80.00               115.00
                                                                       3rd                  85.00               115.00
                                                                       4th                  85.00               120.00

1999-- by quarter                                                      1st              $   75.00            $   75.00
                                                                       2nd                  75.00               100.00
                                                                       3rd                  85.00               113.00
                                                                       4th                  75.00               105.00

Dividends declared on a quarterly basis for the last two fiscal years:

                                                                     Quarter               2000                 1999
                                                                     -------            ----------           -----------
Dividends declared per share
                                                                       1st                $   .35               $  .30
                                                                       2nd                    .35                  .30
                                                                       3rd                    .35                  .30
                                                                       4th                    .45                  .50

                      SELECTED FINANCIAL DATA BY MANAGEMENT



FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Farmers & Merchants Bancorp, Inc. has again continued its consistent pattern of solid income and asset growth. Interest income increased in 2000 for the Company from $43.8 million for 1999 to $48.9 million for 2000, an 11.6% increase. The loan portfolio grew to $487.8 million for 2000 up from $463.4 million for 1999, a 5.3% increase, while at the same time net interest income increased from $22.6 million for 1999 to $23.4 million for 2000 a 3.3% increase. As a result of the above growth and management working hard to hold down overhead expenses, net income for 2000 increased $600 over 1999 from $6.8 million for 1999 to $7.4 million for 2000 an 8.8% increase.

LIQUIDITY:

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis are among management's top priorities. This is accomplished by investing in assets such as U. S. Government, U. S. Agency, Municipal, and Corporate investment securities and Commercial Paper which can be converted to cash in a timely manner, as well as, maintaining appropriate levels of cash. The average aggregate balance of these assets was $103.2 million for 2000 representing 16.7% of total average assets.

CAPITAL RESOURCES:

Shareholders' equity was $65 million at December 31, 2000 compared to $57.9 million for 1999. The company continues to have a strong capital base and its bank subsidiary The Farmers & Merchants State Bank continues to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 2000, The Farmers & Merchants State Bank had a total risk-based capital ratio of 14.6% and a 11.3% core capital to risk-based asset ratio which are well in excess of regulatory guidelines. The bank's leverage ratio of 8.5% is also substantially in excess of regulatory guidelines. These ratios compare to 13.9%, 10.5% and 8.1%, respectively for 1999.

The Company's subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts.

January 10, 2001



To the Board of Directors
The Farmers & Merchants State Bank
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have examined management's assertion that The Farmers & Merchants State Bank maintain a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 2000, included in the accompanying management report.

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

In our opinion, management's assertions that The Farmers & Merchants State Bank maintained a system of internal control over financial reporting which is designed to provided reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 2000, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



                                           KROUSE, KERN & CO., INC.
                                           Fort Wayne, Indiana

                                MANAGEMENT REPORT
                             as of December 31, 2000




FINANCIAL STATEMENTS

Management of The Farmers & Merchants State Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2000, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

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

Management assessed its internal control structure over financial reporting as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that The Farmers & Merchants State Bank maintained an effective internal control structure over financial reporting as of December 31, 2000.

DESIGNATED LAWS

Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes The Farmers & Merchants State Bank complied in all material respects, with those designated laws and regulations for the year ended December 31, 2000.

                        FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT





Key Ratios:                      2000           1999           1998          1997          1996
                            -------------- -------------- -------------- ------------- -------------
Return on average equity            12.02%         11.95%         14.46%        14.56%        13.21%

Return on average assets             1.19%          1.16%          1.38%         1.33%         1.14%
Loan to deposit ratio               93.00%         92.13%         78.33%        86.31%        84.15%

Capital to assets ratio             10.23%          9.67%          9.45%         9.25%         8.65%




                 GRAPH                                     GRAPH
         Return on Average Equity                 Return on Average Assets


                 GRAPH                                     GRAPH
         Loan to Deposit Ratio                     Capital to Assets Ratio

                        FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT



                                      (In Thousands Except for Per Share Amounts)
                          ----------------------------------------------------------------
                             2000         1999          1998          1997          1996
                          ----------   ----------    ----------    ----------    ---------
Loans                      479,587       462,865       401,192       397,295       368,900
Total Assets               635,160       598,529       585,869       528,273       501,449
Shareholders' Equity        64,988        57,889        55,350        48,844        43,381
Interest Income             48,890        43,779        42,888        40,158        38,382
Interest Expense            25,509        21,150        22,085        21,139        20,905
Net Interest                23,381        22,629        20,803        19,019        17,477
Other Expense               11,376        11,192         8,841         8,096         8,614
Federal Income Tax           3,118         3,007         3,413         3,035         2,312
Net Income                   7,391         6,793         7,657         6,777         5,483
Net Income per Share          5.69          5.23          5.89          5.22          4.22
Dividends per Share           1.50          1.40          1.40          1.25          1.15



                     GRAPH                                          GRAPH
   Shareholders' Equity Loans Total Assets              Interest Expense Interest Income



                     GRAPH                                          GRAPH
   Federal Income Tax Net Income Other Expense       Dividends per Share Net Income Per Share

                          [2000 ANNUAL REPORT PHOTOS]



          JAMES PROVOST HONORED BY FELLOW DIRECTORS
               UPON RETIREMENT FROM THE BOARD

      Joe Crossgrove, James Provost, and Eugene Bernath
         Merle Short, Steven Wyse, Harold Plassman,                        F & M EMPLOYEES AND SPOUSES ASSIST
                 Lee Graffice, Dale Nafziger                                   WITH WAUSEON CRUISE NIGHTS
         Jack Johnson, Robert Frey, James Saneholtz,
  Dean Miller, Maynard Sauder, Dexter Benecke, Jerry Boyers           Duane England, Carol England, AVP/Branch Mgr.
                                                                    Wauseon Downtown; Donald Colon, and Carol Colon,
                                                                                   Mortgage Secretary









                 PRESIDENT AND BRANCH MANAGERS
       Deborah Shinabery, AVP/Woodland; Cynthia Knauer,
        AVP/Delta; Carol England, AVP/Wauseon Downtown                            WAUSEON HEALTH & TRADE SHOW
                Stephen Jackson, AVP/Napoleon;
          Ronald Short, AVP/Stryker; Lance Nofziger;                        Brett Kahrs, AC/Senior Investment Exec.;
      AC/Montpelier W. Main; Lewis Hilkert, VP/West Unity              Gloria Gunn, AVP/Branch Asst. Mgr. Wauseon Shoop;
            Barry Gray, AC/Swanton; John Fee, AVP/                  and Allen Lantz, VP/Branch Mgr. Wauseon Shoop and guest
Montpelier Eastside; Joe Crossgrove, Pres./CEO; Michael Smith,
       AC/Bryan SouthTowne; David Frazer, Bryan E. High;
                 Allen Lantz, VP/Wauseon Shoop


                                                                           ARCHBOLD EVANGELICAL CHURCH PRAISE TEAM
                                                                            ENTERTAINING GUESTS AT WOODLAND OFFICE
                                                                                 20TH ANNIVERSARY CELEBRATION

                                                                          Edward Leininger, EVP/Commercial Loan Officer
                                                                                Dave Yoder, Sam Short, Deb Short,
                                                                             Woodland Office Teller, Linda Marihugh
                                                                            Marv Burnett, Peter Cousino, and Bev Nelson









               "FOOTBALL FEVER" REFERRAL
                     CONTEST WINNER

Brett Kahrs, AC/Senior Investment Officer and Ellie Shinhearl,
         West Unity Office Secretarial Supervisor




                                                                                       DELTA STAFF CELEBRATES
                                                                                 15TH ANNIVERSARY OF DELTA OFFICE

                                                                             Kelly Culler, Receptionist, Cynthia Knauer,
                                                                               AVP/Mgr.; Beth Bay, Loan Secretary;
                                                                                 Ginger Spiess, Teller Supervisor
                                                                              Joe McGee, Teller; Jacqueline Richards,
                                                                     Teller; Sheila Tejkl, Teller; Arthur Short, AC/Asst. Mgr.;
                                                                         Deanne Little, Teller; Becky Huddy, New Accts. Rep.;
                                                                                        Laura Donaldson, Teller

              CUSTOMER APPRECIATION DAY 2000
  Brenda Short, Stryker Office Secretary and Dolores Garcia











    BRYAN CUB SCOUTS VISIT BRYAN E. HIGH OFFICE

 David Frazer, AVP/Mgr. And Tiger Cubs of Pack 321


                                                                        CHRISTMAS CLUB OPEN HOUSE
                                                                       AT MONTPELIER W. MAIN OFFICE

                                                                          Lance Nofziger, AC/Mgr.,
                                                                    and Open House helper Velma Overmier













              NAPOLEON OFFICE HOSTED
           5TH ANNIVERSARY CELEBRATION

Stephen Jackson, AVP/Mgr. And Diana Dennie, AC/Asst. Mgr.



                                                                          PAUL TRODER RETIRES FROM
                                                                             BRYAN ADVISORY BOARD

                                                                     Michael Smith, AC/Bryan SouthTowne Mgr.;
                                                                     Joe Crossgrove, Pres./CEO; Paul Troder,
                                                                       David Frazer, AVP/Bryan E. High Mgr.;
                                                                    Richard Bruce, AVP/Commercial Loan Officer


                                                                              F & M RECEIVED ARCHBOLD CHAMBER OF
                                                                                COMMERCE MEMBER OF THE YEAR AWARD

                                                                                Fred Witte, Chamber Co-Administrator;
                                                                    Joe Crossgrove, Pres./CEO; Eugene Bernath, F & M Bancorp, Inc.
                                                                             Chairman; Mari Yoder, Chamber Co-Administrator

       MONTPELIER EASTSIDE MANAGER
     VISITS WITH GUEST AT OPEN HOUSE

    Roger Goebel and John Fee, AVP/Mgr.














                                                                                F & M SUPPORTS FULTON CO. FAIR JR.
                                                                                         LIVESTOCK SALE

                                                                         Allen Lantz and Cynthia Knauer representing F & M,
                                                                    Joel Brown, Joe Radabaugh, Daryl Nofziger, and Shanna Roth
                                                                                 with her Grand Champion Beef Feeder

           SWANTON EMPLOYEES EXPERIENCE
           1ST OPEN HOUSE CELEBRATION

         Heather Waldron Teller; Vicky Bratton,
Loan Secretary; Kathy Keeler, Teller; Hoilyn McKibben, Teller
       Carrol Muston, New Accts. Rep; Debra Kauffman,
          AC/Asst. Mgr.; Barry Gray, AC/Mgr.;
 Judy Carpenter, Teller Supervisor; Joanne Pero, Teller








                                                                       F & M DONATES TO WILLIAM CO. FAIR FOUNDATION

                                                                    Art Follett, Williams Co. Fair Foundation president,
                                                                          Lewis Hilkert, VP/Branch Mgr. West Unity
                                                                           Ronald Short, AVP/Branch Mgr. Stryker;
                                                                       Michael Smith, AC/Branch Mgr. Bryan SouthTowne;
                                                                         David Frazer, AVP/Branch Mgr. Bryan E. High

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matters.

No change of accountants has been made since 1982.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

The information called for herein is presented below:

                                                                                                 Year First
                                                     Principal Occupation or                      Became
          Name                  Age               Employment for Past Five Years                  Director
---------------------------     ---            -----------------------------------------         -----------
Eugene Bernath                   67            Farmer                                              1978
                                               Chairman of the Board,
                                                 Farmers & Merchants Bancorp, Inc.
                                                 The Farmers & Merchants State Bank

Dexter Benecke                   58            President, Viking Trucking, Inc.                    1999

Jerry L. Boyers                  67            President, Edifice Construction                     1976
                                                 Management

Joe E. Crossgrove                63            President, Chief Executive Officer                  1992
                                                 The Farmers & Merchants State
                                                 Bank

Robert G. Frey                   60            President, E.H.  Frey & Sons, Inc.                  1987

Julian Giovarelli                69            President, GIO Sales, Inc.                          2000

Jack C. Johnson                  48            President, Hawk's Clothing, Inc.                    1991
                                                 Partner, REJO Partnership

Dean E. Miller                   56            President, MBC Holdings, Inc.                       1986

Dale L. Nafziger                 70            Vice-President, Homestead Ice Cream Co.             1969

Anthony J. Rupp                  51            President, Rupp Furniture Co.                       2000

David P. Rupp Jr.                59            Attorney, Plassman, Rupp, Hensel                    2001
                                                 & Short

James C. Saneholtz               54            President, Saneholtz-McKarns, Inc.                  1995

Maynard Sauder                   68            President, Sauder Woodworking Co.                   1980

Merle J. Short                   60            Farmer, President of Promow, Inc.                   1987

Steven J. Wyse                   56            President, SteelinQ Systems, Inc.                   1991

                               EXECUTIVE OFFICERS


                                                       Principal Occupation
          Name                  Age                     for Past Five Years
---------------------------     ---            -----------------------------------------
Eugene Bernath                  67             Farmer
                                               Chairman of the Board
                                               Farmers & Merchants State Bank

Joe E. Crossgrove               63             President, Chief Executive Officer
                                                 The Farmers & Merchants State
                                                 Bank (since 1991) Executive Vice
                                                 President and Treasurer of Farmers
                                                 & Merchants Bancorp, Inc.
                                                 Director and Vice President of Farmers
                                                 & Merchants Life Insurance Co.

Rex D. Rice                     41             Vice President
                                               Chief Lending Officer

Edward Leininger                44             Vice President
                                               Commercial Loan Officer

Allen G. Lantz                  47             Vice President
                                               Branch Manager

Lewis Hilkert                   50             Vice President
                                               Branch Manager

Carol England                   60             Assistant Vice President
                                               Corporate Secretary
                                               Branch Manager

Ronald D. Short                 48             Assistant Vice President
                                               Branch Manager

Cynthia Knauer                  54             Assistant Vice President
                                               Branch Manager

Dave Frazier                    42             Assistant Vice President
                                               Branch Manager

John Fee                        40             Assistant Vice President
                                               Branch Manager

Steve Jackson                   46             Assistant Vice President
                                               Branch Manager

Deborah Shinabery               45             Assistant Vice President
                                               Branch Manager

Randal H. Schroeder             40             Assistant Vice President
                                               Chief Operations Officer

George Jelen                    49             Assistant Vice President
                                               Mortgage Loan Officer

Barbara Britenriker             39             Assistant Vice President
                                               Chief Financial Officer
                                               Comptroller

Michael D. Culler               42             Assistant Vice President
                                               Chief Agricultural Finance Officer

Diann K. Meyer                  40             Assistant Vice President
                                               Human Resource Officer

Gloria Gunn                     43             Assistant Vice President
                                               Assistant Branch Manager

Richard Bruce                   53             Assistant Vice President
                                               Commercial Loan Officer

Kent Roth                       36             Auditor
                                               Bank Security Officer

Marilyn Johnson                 44             Compliance Officer

Jean Horwath                    49             Assistant Cashier
                                               Assistant Branch Manager

Diane Swisher                   43             Assistant Cashier
                                               Assistant Branch Manager

Patti Rosebrock                 43             Assistant Cashier
                                               Assistant Branch Manager

Michael T. Smith                34             Assistant Cashier
                                               Branch Manager

Debra Kauffman                  40             Assistant Cashier
                                               Assistant Branch Manager
                                               Assistant Corporate Secretary

J. Scott Miller                 44             Assistant Cashier
                                               Assistant Agri-Finance Officer

Judith Warncke                  53             Assistant Cashier
                                               Marketing Officer

Diana Dennie                    38             Assistant Cashier
                                               Branch Manager

Jerry Borton                    51             Assistant Cashier
                                               Loan Officer

Jane Bruner                     40             Assistant Cashier
                                               Operations Supervisor

Patricia Burkholder             37             Assistant Cashier
                                               Assistant Branch Manager

Barry Gray                      40             Assistant Cashier
                                               Assistant Branch Manager

Lesley Shirkey                  31             Asset Recovery Officer

Brett Kahrs                     36             Brokerage Officer

Carol Church                    41             Assistant Cashier
                                               Assistant Branch Manager

Ruth Ford                       47             Assistant Branch Manager

Lance Nofziger                  30             Branch Manager

Michael Schnitkey               32             Assistant Cashier
                                               Agricultural Finance Officer

Gregory Sims                    30             Assistant Branch Manager

Ruth Ann Dunn                   46             Assistant Cashier
                                               Administrative Agri Assistant

Sue Dieringer                   42             Assistant Cashier
                                               Consumer Loan Officer

Kelby Schmucker                 33             Credit Analyst

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 7, 2001 is incorporated herein by reference.

The directors of Farmers & Merchants Bancorp, Inc. are also the directors of The Farmers & Merchants State Bank and Farmers & Merchants Life Insurance Co.

The Board of Directors are the same for both Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiary, The Farmers & Merchants State Bank. The Board of Directors met twenty-six times during the 2000 calendar year. All but two of the current directors of the Corporation attended at least seventy-five percent of the meetings of the Board. James Provost was in attendance at sixty-seven percent of the meetings and Steve Wyse was in attendance at sixty-nine percent of the meetings. Average attendance at Board meetings held during the year was eighty-seven percent.

Directors received, as directors' fees, $300 for each board meeting, plus a bonus of $600 for 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 7, 2001, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHER

There are no transactions to report.

CERTAIN BUSINESS RELATIONSHIPS

No family relationships exist between any executive officers of the Bank.

LOANS TO RELATED PARTIES

This information is presented on page 40, Note 5 of the Annual Report to shareholders, and is incorporated herein by reference.

CERTAIN BUSINESS RELATIONSHIPS

The company retained the law firm of Plassman, Rupp, Hensal and Short in 1988. One of the principals, Harold Plassman was a member of the Board of Directors during 2000. David P. Rupp Jr. who is a nominee for the Board of Directors for 2001 is also an attorney with Plassman, Rupp, Hensal and Short. During 2000 the company paid fees to Plassman, Rupp, Hensal and Short for routine legal services. It is the company's intention to retain the law firm in 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

                  (a)      The following documents are filed as part of this report:

                                                                                                 Annual Report
                                                                                                 -------------
                  (1)      Financial Statements
                           Report of Independent Accountants                                     Page 28
                           Consolidated Balance Sheets                                           Page 29
                           Consolidated Statements of Income                                     Page 30
                           Consolidated Statements of Changes in
                           Shareholders' Equity                                                  Page 31
                           Consolidated Statements of Cash Flows                                 Page 32
                           Notes to Consolidated Financial Statements                            Pages 33 - 53
                  (2)      Financial Statement Schedules
                           Independent Auditors' Report on Additional
                           Information                                                           Page 54
                           Five Year Summary of Operations                                       Page 55
                  (3)      Other Information
                           Trading Market for the Company's Stock                                Page 56
                           Selected Financial Data by Management                                 Page 57
                           Independent Auditors' Report                                          Page 58
                           Management Report                                                     Page 59
                           Selected Financial Data by Management                                 Pages 38 - 39
                           2000 Annual Report Photos                                             Pages 62 - 65
                  (4)      Exhibits
                           (3.1)    Articles of Incorporation have been
                                    submitted with previous 10-K reports.
                           (13.1)   2000 Annual Report to Shareholders (contained herein)
                           (23.1)   Notice of Annual Meeting and Proxy Statement
         (b)      Reports on Form 8-K
                  None
         (c)      Exhibits required by Item 601.
                  None required
         (d)      Schedules required by Regulation S-X
                  The Condensed Financial Information of the Registrant required by this report are included in the Annual Report to
                  Shareholders, Note 18, pages 50 through 53.
         (e)      Signatures                                                                     Page 74

         (f)      Other schedules required to be filed as part of this report.
                                                                                                 Form 10-K
                                                                                              --------------
                  Schedule of Property and Equipment                                             Page 72
                  Schedule of Accumulated Depreciation - Property and Equipment                  Page 73

PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K




                       SCHEDULE OF PROPERTY AND EQUIPMENT
                                 (In Thousands)


                                                                       Exhibit 1

                                                 Year Ended December 31, 2000
                                       -----------------------------------------------
                                       Beginning                               Ending
                                        Balance     Additions   Retirements    Balance
                                       ---------   ----------   -----------   --------
Land                                  $ 1,983        $   656    $    25        $ 2,614
Building                                9,123            251         25          9,349
Equipment                               6,031            416         57          6,390
                                      -------        -------    -------        -------
                                      $17,137        $ 1,323    $   107        $18,353
                                      =======        =======    =======        =======



                                                 Year Ended December 31, 1999
                                       -----------------------------------------------
                                       Beginning                               Ending
                                        Balance     Additions   Retirements    Balance
                                       ---------   ----------   -----------   --------
Land                                  $ 1,681        $   302    $     -        $ 1,983
Building                                8,030          1,093          -          9,123
Equipment                               5,867            621        457          6,031
                                      -------        -------    -------        -------
                                      $15,578        $ 2,016    $   457        $17,137
                                      =======        =======    =======        =======

                                                 Year Ended December 31, 1998
                                       -----------------------------------------------
                                       Beginning                               Ending
                                        Balance     Additions   Retirements    Balance
                                       ---------   ----------   -----------   --------
Land                                  $ 1,472        $   209    $     -        $ 1,681
Building                                7,398            676         44          8,030
Equipment                               4,606          1,827        566          5,867
                                      -------        -------    -------        -------
                                      $13,476        $ 2,712    $   610        $15,578
                                      =======        =======    =======        =======

          SCHEDULE OF ACCUMULATED DEPRECIATION - PROPERTY AND EQUIPMENT


                                                                       Exhibit 2

                                             Year Ended December 31, 2000
                                   -----------------------------------------------
                                   Beginning                               Ending
                                    Balance    Depreciation  Retirements   Balance
                                   ---------   ------------  -----------   -------
Land                                $    -      $    -       $    -        $     -
Building                             2,668         286           10          2,944
Equipment                            4,293         810           48          5,055
                                   -------     -------      -------        -------
                                    $6,961      $1,096       $   58        $ 7,999
                                   =======     =======      =======        =======

                                             Year Ended December 31, 1999
                                   -----------------------------------------------
                                   Beginning                               Ending
                                    Balance    Depreciation  Retirements   Balance
                                   ---------   ------------  -----------   -------
Land                                $    -      $    -       $    -        $     -
Building                             2,406         262            -          2,668
Equipment                            3,742         981          430          4,293
                                   -------     -------      -------        -------
                                    $6,148      $1,243       $  430        $ 6,961
                                   =======     =======      =======        =======

                                             Year Ended December 31, 1998
                                   -----------------------------------------------
                                   Beginning                               Ending
                                    Balance    Depreciation  Retirements   Balance
                                   ---------   ------------  -----------   -------
Land                                $    -       $   -       $    -        $    -
Building                             2,234         216           44          2,406
Equipment                            3,577         727          562          3,742
                                   -------     -------      -------        -------
                                    $5,811       $ 943       $  606        $ 6,148
                                   =======     =======      =======        =======

                        FARMERS & MERCHANTS BANCORP, INC.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          Farmers & Merchants Bancorp, Inc.

                          By:  /s/ Joe E. Crossgrove          Date:   3/14/01
                               ----------------------------         ------------
                          Joe E. Crossgrove
                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe E. Crossgrove                     Date: 3/14/01              /s/ Barbara Britenriker            Date:  3/14/01
----------------------------------------                             ---------------------------------
Joe E. Crossgrove, Director                                          Barbara Britenriker
Chief Executive Officer                                              Chief Accounting Officer

/s/ Eugene D. Bernath                     Date: 3/14/01              /s/ Kent Roth                      Date:  3/14/01
----------------------------------------                             ---------------------------------
Eugene D. Bernath                                                    Kent Roth, Auditor
Director and Chairman

/s/ Dexter Benecke                        Date: 3/14/01              /s/ Anthony J. Rupp                Date:  3/14/01
----------------------------------------                             ---------------------------------
Dexter Benecke, Director                                             Anthony J. Rupp, Director

/s/ Jerry Boyers                          Date: 3/14/01              /s/ David P. Rupp Jr.              Date:  3/14/01
----------------------------------------                             ---------------------------------
Jerry Boyers, Director                                               David P. Rupp Jr., Director

/s/ Robert Frey                           Date: 3/14/01              /s/ James Saneholtz                Date:  3/14/01
----------------------------------------                             ---------------------------------
Robert Frey, Director                                                James Saneholtz, Director

/s/ Julian Giovarelli                     Date: 3/14/01              /s/ Maynard Sauder                 Date:  3/14/01
----------------------------------------                             ---------------------------------
Julian Giovarelli, Director                                          Maynard Sauder, Director

/s/ Jack C. Johnson                       Date: 3/14/01              /s/ Merle J. Short                 Date:  3/14/01
----------------------------------------                             ---------------------------------
Jack C. Johnson, Director                                            Merle J. Short, Director

/s/ Dean Miller                           Date: 3/14/01              /s/ Steven J. Wyse                 Date:  3/14/01
----------------------------------------                             ---------------------------------
Dean Miller, Director                                                Steven J. Wyse, Director

/s/ Dale L. Nafziger                      Date: 3/14/01
----------------------------------------
Dale L. Nafziger, Director