Form 10-Q
period 2001-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2001-05-15
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
               For the transition period from          to
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
         days. Yes  X   No
                   ---     ---


         Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

          Common Stock, No Par Value                       1,300,000
         -----------------------------         -------------------------------
                   Class                       Outstanding as of April 1, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

    Form 10-Q Items                                                                           Page
    PART I.        FINANCIAL INFORMATION

    Item   1.      Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets-
                        March 31, 2001, December 31, 2000 and March 31, 2000                   1

                   Condensed Consolidated Statements of Net Earnings-
                        Three Months Ended March 31, 2000 and March  31, 2001                  2

                   Condensed Consolidated Statements of Cash Flows-
                        Three Months Ended March 31, 2000 and March  31, 2001                  3

                   Notes to Condensed Financial Statements                                     4

    Item   2.      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                              5

    PART II.       OTHER INFORMATION

    Item   6.      Exhibits and Reports on form 8K                                             6

    Signatures                                                                                 7

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                      March 31, 2001      December 31, 2000     March 31, 2000
ASSETS:
Cash and due from banks                                   $  19,513          $  17,951          $  16,431
Interest bearing deposits with banks                            100                100                100
Federal funds sold                                           19,985                370                 --
Investment Securities:
   U.S. Treasury                                              7,794              7,921              7,443
   U.S. Government                                           66,104             61,057             54,963
   State & political obligations                             32,323             32,157             30,263
   All others                                                12,724             15,097             12,907
Loans and leases                                            472,930            480,645            466,085
Bank premises and equipment-net                              10,602             10,354             10,118
Accrued interest and other assets                            10,100              9,508              9,759
          TOTAL ASSETS                                    $ 652,175          $ 635,160          $ 608,069

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                          $  35,506          $  40,729          $  39,351
          Time and savings                                  501,296            475,734            459,474
   Federal funds purchased and securities
     sold under agreement to repurchase                      22,714             18,903             20,544
   Other borrowed money                                      20,565             30,786             24,831
   Accrued interest and other liabilities                     4,896              4,020              4,684
        Total Liabilities                                   584,977            570,172            548,894

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                   12,677             12,677             12,677
   Undivided profits                                         52,878             51,416             47,506
   Accumulated other comprehensive income                     1,643                895             (1,007)
        Total Shareholders' Equity                           67,198             64,988             59,176

LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 652,175          $ 635,160          $ 608,070


See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2000 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)


                                                              Three Months Ended                        Three Months Ended
                                                        Sept 30, 2000      Sept 30, 1999          March 31, 2001     March 31, 2000
INTEREST INCOME:
   Loans and leases                                      $ (9,723)          $ 9,427                 $ 10,822           $ 10,029
   Investment Securities:
          U.S. Treasury securities                           (108)              140                      123                114
          Securities of U.S. Government agencies             (632)              746                      969                765
          Obligations of states and political
            subdivisions                                     (371)              409                      388                382
          Other                                              (271)              237                      220                286
   Federal funds                                               93                11                      160                 66
   Deposits in banks                                           27                 1                       29               --
            Total Interest Income                         (10,985)           10,971                   12,711             11,642
INTEREST EXPENSE:
   Deposits                                                (4,507)            4,837                    6,039              5,243
   Borrowed funds                                            (569)              426                      847                533
            Total Interest Expense                         (5,076)            5,263                    6,886              5,776
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                             (5,909)            5,708                    5,825              5,866
PROVISION FOR LOAN LOSSES                                    (279)              471                      184                167
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                             (5,630)            5,237                    5,641              5,699
OTHER INCOME:
   Service charges                                           (369)              400                      438                381
   Other                                                     (151)              244                      562                386
   Net securities gains (losses)                             --                  11                      153               --
                                                             (520)              655                    1,153                767
OTHER EXPENSES:
   Salaries and wages                                      (1,515)            1,562                    1,783              1,662
   Pension and other employee benefits                       (274)              403                      464                375
   Occupancy expense (net)                                   (154)              155                      122                130
   Other operating expenses                                (1,384)            1,175                    1,675              1,552
                                                           (3,327)            3,295                    4,044              3,719
INCOME BEFORE FEDERAL INCOME TAX                           (2,823)            2,597                    2,750              2,747
FEDERAL INCOME TAXES                                         (745)              769                      832                758
NET INCOME                                                 (2,078)            1,828                    1,918              1,989
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                  2,501              (425)                     748             (1,538)
COMPREHENSIVE INCOME                                     $    423           $ 1,403                 $  2,666           $    451
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding
     of 1,300,000                                        $  (1.60)          $  1.41                 $   1.48           $   1.53
DIVIDENDS DECLARED                                       $   0.35           $  0.30                 $   0.35           $   0.35



See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                               Three Months Ended
                                                                      March 31, 2001       March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  1,918             $  1,989
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                 284                  274
                Premium amortization                                          (75)                  21
                Discount amortization                                         (29)                  (2)
                Provision for loan losses                                     184                  167
                Provision for deferred income taxes                          (113)                --
                (Gain) loss on sale of fixed assets                            (2)                --
                (Gain) loss on sale of investment securities                 (153)                --
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets            (479)              (1,103)
                     Accrued interest payable and other liabilities           877                 (408)
          Net Cash Provided by Operating Activities                         2,412                  938
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                      (530)                (216)
   Proceeds from sale of fixed assets                                        --                   --
   Proceeds from maturities of investment securities:                       7,805                2,299
   Proceeds from sale of investment securities:                             2,105                 --
   Purchase of investment securities-                                     (11,440)              (9,737)
   Net increase in loans and leases                                         7,531               (2,305)
          Net Cash Used by Investing Activities                             5,471               (9,959)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                20,339               (4,341)
   Net change in short-term borrowings                                      3,811               13,211
   Increase in long-term borrowings                                          --                   --
   Payments on long-term borrowings                                       (10,221)                (208)
   Payments of dividends                                                     (455)                (455)
          Net Cash Provided by Financing Activities                        13,474                8,207
Net change in cash and cash equivalents                                    21,357                 (814)
Cash and cash equivalents - Beginning of year                              18,241               17,345
CASH AND CASH EQUIVALENTS - END OF THE YEAR                              $ 39,598             $ 16,531

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                           $ 19,513             $ 16,431
  Interest bearing deposits                                                   100                  100
  Federal funds sold                                                       19,985                 --
                                                                         $ 39,598             $ 16,531


See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE   1      BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that are expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

              LIQUIDITY AND CAPITAL RESOURCES

              Liquidity for the three months ended March 31, 2001 comes primarily from net income from operations of $1.9 million. This compares with net income of $2.0 million for the same period in 2000. In addition, funds were purchased from correspondents, and the Federal Home Loan Bank.



              During the quarter loan balances were reduced by 7.7 million. This was primarily due to the payoff of several participation loans with another institution. This also added to the increase in liquidity as is reflected in the amount of Federal Funds sold being held by the bank.



              The following is a summary of five capital ratios as they are calculated from the March 31, 2001 financial statements:


                         Primary Ratio                           11.27%
                         Total Capital Ratio                     14.39%
                         Risk Based Capital Tier 1               15.00%
                         Risk Based Capital Tier 2               21.18%
                         Stockholders' Equity/Total Assets       10.30%

      PART II
              EXHIBIT AND REPORTS ON FORM 8-K
ITEM   6
              (A)
                     The following documents are filed as part of this report:

                         Exhibit No.   None.
              (B)
                     Reports on Form 8-K

                     No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2000

     SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Farmers & Merchants Bancorp, Inc.,



Date: May 10, 2001                          By:    /s/ Joe E. Crossgrove
                                                    Joe E. Crossgrove
                                                   President and Cashier

Date: May 10, 2001                          By:   /s/ Randal H. Schroeder
                                                   Randal H. Schroeder
                                                   Asst. Vice-President
                                                  and Chief Operating Officer