Form 10-Q
period 2001-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2001-08-14
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
              _X_ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                       OR
              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
                         Commission File Number 0-14492
                         ------------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                         34-1469491
  -------------------------------                            ----------
  (State or other jurisdiction of                         (I.R.S Employer
   incorporation or organization)                         Identification No.)


 North Defiance Street, Archbold, Ohio                         43502
--------------------------------------------                -----------
(Address of principal executive offices)                     (Zip Code)

                                 (419) 446-2501
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)






  Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value                       1,300,000
  ------------------------------         --------------------------------
             Class                        Outstanding as of July 1, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX



Form 10-Q Items                                                                                              Page
---------------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets-
                    June 30, 2001, December 31, 2000 and June 30, 2000                                         1

               Condensed Consolidated Statements of Net Earnings-
                    Six Months Ended June 30, 2000 and June  30, 2001                                          2

               Condensed Consolidated Statements of Cash Flows-
                    Six Months Ended June 30, 2000 and June  30, 2001                                          3

               Notes to Condensed Financial Statements                                                         4

Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                  5

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on form 8K                                                                 6

Signatures                                                                                                     7


                       FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)



                                                          June 30, 2001         December 31, 2000     June 30, 2000
ASSETS:
Cash and due from banks                                       $  21,337            $  17,951              $  19,529
Interest bearing deposits with banks                                100                  100                    100
Federal funds sold                                               20,535                  370                      -
Investment Securities:
   U.S. Treasury                                                  7,784                7,921                  6,930
   U.S. Government                                               80,354               61,057                 52,688
   State & political obligations                                 35,173               32,157                 29,707
   All others                                                     8,918               15,097                 11,963
Loans and leases                                                460,490              480,645                478,098
Bank premises and equipment-net                                  11,530               10,354                 10,024
Accrued interest and other assets                                10,370                9,508                 10,181
          TOTAL ASSETS                                        $ 656,591            $ 635,160              $ 619,220

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                              $  36,052            $  40,729              $  39,300
          Time and savings                                      509,652              475,734                456,243
   Federal funds purchased and securities
     sold under agreement to repurchase                          19,585               18,903                 22,284
   Other borrowed money                                          18,339               30,786                 36,619
   Accrued interest and other liabilities                         3,871                4,020                  4,088
        Total Liabilities                                       587,499              570,172                558,534

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                       12,677               12,677                 12,677
   Undivided profits                                             54,588               51,416                 48,867
   Accumulated other comprehensive income                         1,827                  895                   (858)
        Total Shareholders' Equity                               69,092               64,988                 60,686

LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 656,591            $ 635,160              $ 619,220



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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)


                                                                     Three Months Ended                    Six Months Ended
                                                               June 30, 2001    June 30, 2000       June 30, 2001    June 30, 2000

INTEREST INCOME:
   Loans and leases                                              $10,652            $ 8,827              $21,474          $20,545
   Investment Securities:
          U.S. Treasury securities                                   121                198                  245              231
          Securities of U.S. Government agencies                   1,044                821                2,013            1,601
          Obligations of states and political subdivisions           422                418                  809              758
          Other                                                      178                304                  398              491
   Federal funds                                                     203                  9                  363               67
   Deposits in banks                                                  66                  1                   95                2
            Total Interest Income                                 12,686             10,578               25,397           23,695
INTEREST EXPENSE:
   Deposits                                                        5,958              4,852               11,996           10,545
   Borrowed funds                                                    583                243                1,430            1,416
            Total Interest Expense                                 6,541              5,095               13,426           11,961
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                     6,145              5,483               11,971           11,734
PROVISION FOR LOAN LOSSES                                            486                183                  670              561
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                     5,659              5,300               11,301           11,173
OTHER INCOME:
   Service charges                                                   471                398                  909              806
   Other                                                             859                378                1,420              712
   Net securities gains (losses)                                     153                  -                  204                -
                                                                   1,483                776                2,533            1,518
OTHER EXPENSES:
   Salaries and wages                                              1,768              1,503                3,552            3,299
   Pension and other employee benefits                               407                354                  871              738
   Occupancy expense (net)                                           252                155                  237              216
   Other operating expenses                                        1,733              1,586                3,408            3,059
                                                                   4,160              3,598                8,068            7,312
INCOME BEFORE FEDERAL INCOME TAX                                   2,982              2,478                5,766            5,379
FEDERAL INCOME TAXES                                                 851                627                1,683            1,577
NET INCOME                                                         2,131              1,851                4,083            3,802
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                           184                149                  932              (96)
COMPREHENSIVE INCOME                                             $ 2,315            $ 2,000              $ 5,015          $ 3,706
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding               $  1.64            $  1.42              $  3.14          $  2.92
      of 1,300,000
DIVIDENDS DECLARED                                               $  0.35            $  0.30              $  0.70          $  0.70



See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                          Six Months Ended
                                                                                   June 30, 2001    June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $  4,083         $  3,802
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                               568              549
                Premium amortization                                                        142              122
                Discount amortization                                                       (80)             (47)
                Provision for loan losses                                                   670              561
                Provision for deferred income taxes                                         (88)            (124)
                (Gain) loss on sale of fixed assets                                          11                1
                (Gain) loss on sale of investment securities                               (204)               -
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                          (774)          (1,401)
                     Accrued interest payable and other liabilities                        (149)          (1,004)
          Net Cash Provided by Operating Activities                                       4,179            2,459
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                  (1,755)            (398)
   Proceeds from sale of fixed assets                                                         -                -
   Proceeds from maturities of investment securities:                                    19,451            7,953
   Proceeds from sale of investment securities:                                           2,105                -
   Purchase of investment securities-                                                   (36,300)         (11,006)
   Net increase in loans and leases                                                      19,485          (14,712)
          Net Cash Used by Investing Activities                                           2,986          (18,163)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                              29,241           (7,623)
   Net change in short-term borrowings                                                      682           14,941
   Increase in long-term borrowings                                                           -                -
   Payments on long-term borrowings                                                     (12,447)          11,580
   Payments of dividends                                                                   (910)            (910)
          Net Cash Provided by Financing Activities                                      16,566           17,988
Net change in cash and cash equivalents                                                  23,731            2,284
Cash and cash equivalents - Beginning of year                                            18,241           17,345
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                            $ 41,972         $ 19,629

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                         $ 21,337         $ 19,529
  Interest bearing deposits                                                                 100              100
  Federal funds sold                                                                     20,535                -
                                                                                       $ 41,972         $ 19,629


See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

              Notes to Condensed Consolidated Unaudited Financial Statements

NOTE   1    BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that are expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity for the six months ended June 30, 2001 comes primarily from net income from operations of $4.1 million. This compares with net income of $3.8 million for the same period in 2000. In addition, funds were purchased from correspondents, and the Federal Home Loan Bank.



         During the quarter loan balances were reduced by 20.1 million. This was primarily due to the payoff of several participation loans with another institution, and also the refinancing of variable rate mortgages that were on the banks books into fixed rate loans that were sold on the secondary market. This also added substantially to the banks liquidity position as is reflected by the amount of federal funds sold.


         The following is a summary of five capital ratios as they are calculated from the June 30, 2001 financial statements:

                  Primary Ratio                            11.58%
                  Total Capital Ratio                      14.37%
                  Risk Based Capital Tier 1                14.80%
                  Risk Based Capital Tier 2                20.29%
                  Stockholders' Equity/Total Assets        10.59%

      PART II
                EXHIBIT AND REPORTS ON FORM 8-K
ITEM       6
                (A)
                      The following documents are filed as part of this report:

                      None

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

                                    Farmers & Merchants Bancorp, Inc.,



Date:   Aug 10, 2001                By:    /s/ Joe E. Crossgrove
                                          Joe E. Crossgrove
                                          President and Cashier

Date:   August 10, 2001             By:   /s/ Randal H. Schroeder
                                         Randal H. Schroeder
                                         Asst. Vice-President
                                        and Chief Operating Officer