Form 10-Q
period 2001-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2001-11-13
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001
                                       OR
              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
                         Commission File Number 0-14492
                         ------------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                       34-1469491
------------------------------------               --------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

307-11 North Defiance Street, Archbold, Ohio                 43502
--------------------------------------------             --------------
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
     Yes  X   No
         ---     ---

     Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

      Common Stock, No Par Value                         1,300,000
-------------------------------------        -----------------------------------
                Class                         Outstanding as of October 1, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                                                                        Page
---------------
PART I.        FINANCIAL INFORMATION

Item   1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets-
                    September 30, 2001, December 31, 2000 and September 30, 2000                                        1

               Condensed Consolidated Statements of Net Earnings-
                    Nine Months Ended September 30, 2001 and September 30, 2000                                         2

               Condensed Consolidated Statements of Cash Flows-
                    Nine Months Ended September 30, 2001 and September 30, 2000                                         3

               Notes to Condensed Financial Statements                                                                  4

Item   2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                           5

PART II.       OTHER INFORMATION

Item   6.      Exhibits and Reports on form 8-K                                                                         6

Signatures                                                                                                              7

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                      Sept 30, 2001       December 31, 2000      Sept 30, 2000
ASSETS:
Cash and due from banks                                                  $ 10,643              $  17,951            $  17,829
Interest bearing deposits with banks                                       12,557                    100                  100
Federal funds sold                                                         12,335                    370                    -
Investment Securities:
   U.S. Treasury                                                            7,793                  7,921                7,987
   U.S. Government                                                         92,214                 61,057               56,431
   State & political obligations                                           43,198                 32,157               29,107
   All others                                                              10,064                 15,097               12,077
Loans and leases                                                          459,641                480,645              482,998
Bank premises and equipment-net                                            11,745                 10,354               10,410
Accrued interest and other assets                                          14,422                  9,508               10,479
          TOTAL ASSETS                                                  $ 674,612              $ 635,160            $ 627,418

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                                        $  37,576              $  40,729            $  41,792
          Time and savings                                                518,114                475,734              465,574
   Federal funds purchased and securities
     sold under agreement to repurchase                                    24,669                 18,903               21,687
   Other borrowed money                                                    17,711                 30,786               31,004
   Accrued interest and other liabilities                                   4,867                  4,020                4,723
        Total Liabilities                                                 602,937                570,172              564,780

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                                 12,677                 12,677               12,677
   Undivided profits                                                       56,020                 51,416               50,199
   Accumulated other comprehensive income                                   2,978                    895                 (238)
        Total Shareholders' Equity                                         71,675                 64,988               62,638

LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 674,612              $ 635,160            $ 627,418

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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                     Three Months Ended                    Nine Months Ended
                                                               Sept 30, 2001      Sept 30, 2000     Sept 30, 2001      Sept 30, 2000
INTEREST INCOME:
   Loans and leases                                                $ 9,910           $ 10,872          $ 31,384           $ 31,417
   Investment Securities:
          U.S. Treasury securities                                     123                125               368                356
          Securities of U.S. Government agencies                     1,163                832             3,176              2,433
          Obligations of states and political subdivisions             477                357             1,287              1,116
          Other                                                        187                190               585                681
   Federal funds                                                        88                 44               451                110
   Deposits in banks                                                    81                  1               176                  3
            Total Interest Income                                   12,029             12,421            37,427             36,116
INTEREST EXPENSE:
   Deposits                                                          5,685              5,763            17,681             16,308
   Borrowed funds                                                      493                892             1,923              2,308
            Total Interest Expense                                   6,178              6,655            19,604             18,616
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                       5,851              5,766            17,823             17,500
PROVISION FOR LOAN LOSSES                                              152                630               822              1,093
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                       5,699              5,136            17,001             16,407
OTHER INCOME:
   Service charges                                                     500                472             1,409              1,278
   Other                                                               592                380             2,013              1,092
   Net securities gains (losses)                                        23                  -               227                  -
                                                                     1,115                852             3,649              2,370
OTHER EXPENSES:
   Salaries and wages                                                1,844              1,687             5,396              4,986
   Pension and other employee benefits                                 476                415             1,347              1,153
   Occupancy expense (net)                                             130                225               367                325
   Other operating expenses                                          1,765              1,472             5,173              4,531
                                                                     4,215              3,799            12,283             10,995
INCOME BEFORE FEDERAL INCOME TAX                                     2,599              2,189             8,367              7,782
FEDERAL INCOME TAXES                                                   713                615             2,396              2,192
NET INCOME                                                           1,886              1,574             5,971              5,590
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                           1,150                620             2,083                523
COMPREHENSIVE INCOME                                               $ 3,036           $  2,194          $  8,054           $  6,113
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000    $  1.49           $   1.21          $   4.59           $   4.30
DIVIDENDS DECLARED                                                 $  0.35           $   0.35          $   1.05           $   1.05

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                                 Nine Months Ended
                                                                                        Sept 30, 2001         Sept 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 5,971                $ 5,590
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                                  916                    825
                Premium amortization                                                           223                    139
                Discount amortization                                                          (68)                   (50)
                Provision for loan losses                                                      822                  1,093
                Provision for deferred income taxes                                             14                   (119)
                (Gain) loss on sale of fixed assets                                              6                     17
                (Gain) loss on sale of investment securities                                  (227)                     -
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                           (4,928)                (1,704)
                     Accrued interest payable and other liabilities                            847                   (369)
          Net Cash Provided by Operating Activities                                          3,576                  5,422
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                     (2,313)                (1,076)
   Proceeds from sale of fixed assets                                                            -                      -
   Proceeds from maturities of investment securities:                                       28,759                 11,073
   Proceeds from sale of investment securities:                                              2,105                      -
   Purchase of investment securities-                                                      (65,748)               (17,835)
   Net increase in loans and leases                                                         20,182                (20,144)
          Net Cash Used by Investing Activities                                            (17,015)               (27,982)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                 39,227                  4,200
   Net change in short-term borrowings                                                       5,766                 14,344
   Increase in long-term borrowings                                                              -                      -
   Payments on long-term borrowings                                                        (13,075)                 5,965
   Payments of dividends                                                                    (1,365)                (1,365)
          Net Cash Provided by Financing Activities                                         30,553                 23,144
Net change in cash and cash equivalents                                                     17,114                    584
Cash and cash equivalents - Beginning of year                                               18,421                 17,345
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                               $ 35,535               $ 17,929

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                            $ 10,643               $ 17,829
  Interest bearing deposits                                                                 12,557                    100
  Federal funds sold                                                                        12,335                      -
                                                                                          $ 35,535               $ 17,929

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE  1  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that are expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity for the nine months ended September 30, 2001 comes primarily from net income from operations of $6 million. This compares with net income of $5.6 million for the same period in 2000. In addition, funds were purchased from correspondents, and the Federal Home Loan Bank when needed.



         During the year loan balances were reduced by 21 million. This was primarily due to the payoff of several participation loans with another institution, and also the refinancing of variable rate mortgages that were on the banks books into fixed rate loans that were sold on the secondary market. This also added substantially to the banks liquidity position as is reflected by the amount of federal funds sold.


         The following is a summary of five capital ratios as they are calculated from the June 30, 2001 financial statements:

             Primary Ratio                                               11.57%
             Total Capital Ratio                                         14.17%
             Risk Based Capital Tier 1                                   14.98%
             Risk Based Capital Tier 2                                   20.19%
             Stockholders' Equity/Total Assets                           10.62%

PART II

         EXHIBIT AND REPORTS ON FORM 8-K
ITEM  6
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

                                           Farmers & Merchants Bancorp, Inc.,



Date:  November 10, 2001                   By:  /s/ Joe E. Crossgrove
                                                --------------------------------
                                                Joe E. Crossgrove
                                                President and Cashier

Date:  November 10, 2001                   By:  /s/ Randal H. Schroeder
                                                --------------------------------
                                                Randal H. Schroeder
                                                Asst. Vice-President
                                                and Chief Operating Officer