Form 10-K
period 2001-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2002-04-01
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
                 X Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2001
                                       or
                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For the transition period from to

                         Commission File Number 0-14492
                        FARMERS & MERCHANTS BANCORP, INC.

             OHIO                                                34-1469491
------------------------------                               -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

 307-11 North Defiance Street
         Archbold, Ohio                                            43502
------------------------------                               -------------------
    (Address of principal                                        (Zip Code)
      Executive offices)

        Registrant's telephone number , including area code (419)446-2501

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                          which registered
-------------------                                          ----------------
     None                                                          None



          Securities registered pursuant to Section 12(b) of the Act:

                         Common shares without par value
                                (Title of class)


                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 305 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of March 1, 2002, Registrant had outstanding 1,300,000 shares of common stock at a market value of $117,000,000.

                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS


                                                                                  PAGE
Form 10-K Items

Item 1.           Business                                                       2 - 20

Item 2.           Properties                                                         21

Item 3.           Legal Proceedings                                                  22

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                                22

Item 5.           Market for Registrant's Common Equity

                  and Related Stockholder Matters                                    22

Item 6.           Selected Financial Data                                            22

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations 7 - 20

Item 8.           Financial Statements and Supplementary Data                   23 - 67

Item 9.           Disagreements on Accounting and
                  Financial Disclosure                                               68

Item 10.          Directors and Executive Officers
                  of the Registrant                                             68 - 69

Item 11.          Management Remuneration and Transactions                           69

Item  12.         Security Ownership of Certain
                  Beneficial Owners and Management                                   69

Item  13.         Certain Relationships and Related
                  Transactions                                                       70

Item 14.          Financial Schedules and Reports on Form 8-K                   71 - 73
                  Schedule 1 - Schedule of Property and Equipment                    72
                  Schedule 2 - Schedule of Accumulated Depreciation  -
                                 Property and Equipment                              73

Signatures                                                                           74

Total Pages:                                                                         74

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

In 2001 the new Defiance branch was opened in Defiance, Ohio. Construction of a new operations facility located in Archbold, Ohio is scheduled to begin and be completed in 2002.

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

NATURE OF ACTIVITIES

The Farmers & Merchants State Bank through its equivalent of 231 full time employees engages in general commercial banking and savings business. Its activities include commercial and residential mortgage, consumer, and credit card lending activities. Because of the geographical locations in which the bank's branches are located, a substantial amount of the bank's loan portfolio is composed of loans made to the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. The bank also is engaged in direct finance leasing and has invested in leveraged type leases, although the activity in this area has substantially decreased in recent years.

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

The commercial banking business in the geographical area in which The Farmers & Merchants State Bank operates is highly competitive. In its banking activities, it competes directly with other commercial banks and savings and loan institutions in each of its operating localities. The following is a summary by geographical area of The Farmers & Merchants State Bank principal competition:

          Branch                                                           Location
          ------                                                           --------
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

Swanton, Ohio                                        National City Bank
                                                     Fifth Third Bank
                                                     First Federal Savings & Loan of Delta
                                                     Key Bank

Defiance, Ohio                                       State Bank & Trust Company
                                                     First Federal Savings & Loan of Defiance
                                                     Sherwood State Bank
                                                     City Loan
                                                     American General
                                                     Employees Own Federal Credit Union
                                                     Fort Defiance Federal Credit Union

SELECTED STATISTICAL AND FINANCIAL INFORMATION

EARNINGS SUMMARY

Farmers & Merchants Bancorp, Inc. reported net income of $6.8 million for 2001, which is a decrease of $635 thousand over the 2000 net income of $7.4 million, and virtually the same as 1999 net income of $6.8 million. The decrease in 2001 net income is primarily a result of an increase in operating expenses and the write-off of a large credit. Earnings per share correspondingly decreased for 2001 to $5.20 per share compared to $5.69 per share and $5.23 per share for 2000 and 1999, respectively.

INTEREST INCOME

The following table presents net interest income, interest spread and net interest margin for the three years 1999 through 2001, comparing average outstanding balances of earnings assets and interest bearing liabilities with the associated interest income and expense and their corresponding average rates of earned and paid. The tax exempt asset yields have been tax effected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include nonperforming loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

                                                                      2001
                                                    -----------------------------------------
                                                    Average         Interest/
                                                    Balance        Dividends       Yield/Rate
                                                    ----------     ----------      ----------
                    ASSETS
Interest Earning Assets:
     Loans (1)                                      $  472,181     $   40,728          8.63%
     Taxable investment securities                     106,774         6,203           5.81%
     Tax-exempt investment securities                   29,565         1,310           4.43%
     Interest bearing deposits                             120           231          192.86%
     Federal funds sold                                 11,342           473           4.17%
                                                    ----------     ----------      ----------
          Total Interest Earning Assets                619,982     $   48,945          7.89%
                                                                   ==========      ==========
Non-Interest Earning Assets:
     Cash and cash equivalents                          22,847
     Other assets                                       20,640
                                                    ----------
               Total Assets                         $  663,469
                                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
     Savings deposits                               $  179,610     $    4,898          2.73%
     Other time deposits                               320,341         18,049          5.63%
     Other borrowed money                               20,822          2,085         10.01%
     Federal funds purchased and securities
       sold under agreement to repurchase               25,656            416          1.62%
                                                    ----------     ----------
          Total Interest Bearing Liabilities           546,429         25,448          4.66%
                                                    ==========     ==========         =====
Non-Interest Bearing Liabilities:
     Non-interest bearing demand deposits               42,170
     Other                                               5,440
                                                    ----------
               Total Liabilities                       594,040
Stockholders' Equity                                    69,430
                                                    ----------
               Total Liabilities and
                 Shareholders' Equity               $  663,469
                                                    ==========

Interest/dividend income/yield                                     $   48,945          7.89%
Interest expense/yield                                                 25,448          4.66%
                                                                   ----------          ----
     Net Interest Spread                                           $   23,497          3.24%
                                                                   ==========          ====
     Net Interest Margin                                                               3.79%
                                                                                       ====

                                                                      2000
                                                 -----------------------------------------------
                                                 Average           Interest/
                                                 Balance           Dividends          Yield/Rate
                                                 --------          --------           ----------
                    ASSETS
Interest Earning Assets:
     Loans (1)                                   $475,035          $ 42,661              8.98%
     Taxable investment securities                 78,995             4,782              6.05%
     Tax-exempt investment securities              27,094             1,313              4.85%
     Interest bearing deposits                        100                 4              4.00%
     Federal funds sold                             2,021               130              6.43%
                                                  -------          --------
          Total Interest Earning Assets           583,245          $ 48,890              8.38%
                                                                   ========              ====
Non-Interest Earning Assets:
     Cash and cash equivalents                     16,020
     Other assets                                  19,810
                                                 --------
Total Assets                                     $619,075
                                                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
     Savings deposits                                 $ 97,922           $  4,805               4.91%
     Other time deposits                               304,666             17,494               5.74%
     Other borrowed money                               28,637              1,942               6.78%
     Federal funds purchased and securities
       sold under agreement to repurchase               20,670              1,268               6.13%
                                                      --------           --------
          Total Interest Bearing Liabilities           451,895           $ 25,509               5.64%
                                                                         ========               ====
Non-Interest Bearing Liabilities:
     Non-interest bearing demand deposits              100,590
     Other                                               5,102
                                                      --------
               Total Liabilities                       557,587
Stockholders' Equity                                    61,488
                                                      --------
Total Assets & Shareholders' Equity                   $619,075
                                                      ========
Interest/dividend income/yield                                           $ 48,890               8.38%
Interest expense/yield                                                     25,509               5.64%
                                                                         --------               ----
     Net Interest Spread                                                 $ 23,381               2.74%
                                                                         ========               ====
     Net Interest Margin                                                                        4.01%
                                                                                                ====

                                                                      1999
                                                 -----------------------------------------------
                                                 Average           Interest/
                                                 Balance           Dividends          Yield/Rate
                                                 --------          --------           ----------
                    ASSETS
Interest Earning Assets:
     Loans (1)                                   $428,087          $ 37,236             8.70%
     Taxable investment securities                 89,834             5,001             5.57%
     Tax-exempt investment securities              30,106             1,434             4.76%
     Interest bearing deposits                        100                 3             3.00%
     Federal funds sold                             2,019               105             5.20%
                                                 --------          --------
          Total Interest Earning Assets           550,146          $ 43,779             7.96%
                                                                   ========             ====
Non-Interest Earning Assets:
     Cash and cash equivalents                      9,940
     Other assets                                  25,103
                                                 --------
Total Assets                                     $585,189
                                                 ========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Interest Bearing Liabilities:
              Savings deposits                              $ 98,711        $  4,199            4.25%
              Other time deposits                            295,376          15,577            5.27%
              Other borrowed money                            16,503           1,029            6.24%
              Federal funds purchased and securities
                sold under agreement to repurchase             6,129             345            5.63%
                                                            --------        --------            ----
                   Total Interest Bearing Liabilities        416,719        $ 21,150            5.08%
                                                                            ========            ====
         Non-Interest Bearing Liabilities:
              Non-interest bearing demand deposits           110,064
              Other                                            1,544
                                                            --------
                        Total Liabilities                    528,327
         Stockholders' Equity                                 56,862
                                                            --------
         Total Assets & Shareholders' Equity                $585,189
                                                            ========
         Interest/dividend income/yield                                     $ 43,779            7.96%
         Interest expense/yield                                               21,150            5.08%
                                                                            --------            ----
              Net Interest Spread                                           $ 22,629            2.88%
                                                                            ========            ====
              Net Interest Margin                                                               4.11%
                                                                                                ====

 (1) For purposes of these computations, non-accruing loans are included in the daily average outstanding loan amounts.

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

                                                                   2001 vs 2000
                                                       -------------------------------------
                                                        Net             Due to Change in
                                                       Change         Volume          Rate
                                                       -------        -------        -------
         Interest Earned On:
              Loans                                    $(1,933)       $  (246)       $(1,687)
              Taxable investment securities              1,421          1,614           (193)
              Tax-exempt investment securities              (3)           109           (112)
              Interest bearing deposits                    227             39            188
              Federal funds sold                           343            389            (46)
                                                       -------        -------        -------
                   Total Interest Earning Assets       $    55        $ 1,905        $(1,850)
                                                       =======        =======        =======
         Interest Paid On:
              Savings deposits                         $    93        $ 2,228        $(2,135)
              Other time deposits                          555            883           (328)
              Other borrowed money                         143           (783)           926
              Federal funds sold and security               --
                repurchase agreements                     (852)            81           (933)
                                                       -------        -------        -------
                                                       $   (61)       $ 2,409        $(2,470)
                                                       =======        =======        =======

                                                                   2000 vs 1999
                                                       -------------------------------------
                                                        Net             Due to Change in
                                                       Change         Volume          Rate
                                                       -------        -------        -------
         Interest Earned On:
              Loans                                    $ 5,425        $ 4,216        $ 1,209
              Taxable investment securities               (219)          (656)           437
              Tax-exempt investment securities            (121)          (146)            25
              Interest bearing deposits                      1             --              1

              Federal funds sold                            25             --             25
                                                       -------        -------        -------
                   Total Interest Earning Assets       $ 5,111        $ 3,414        $ 1,697
                                                       =======        =======        =======

         Interest Paid On:
              Savings deposits                         $   606        $   (39)       $   645
              Other time deposits                        1,917            533          1,384
              Other borrowed money                         913            823             90
              Federal funds sold and security
                repurchase agreements                      923            892             31
                                                       -------        -------        -------
                                                       $ 4,359        $ 2,209        $ 2,150
                                                       =======        =======        =======

Interest income from fees on loans and leases decreased $2 million to $40.7 million for 2001 from $42.7 million for 2000. This compares with an increase of $5.4 million for 2000 over 1999 interest income of $37.2 million. The decrease for 2001 was primarily due to a decrease in commercial loan activity.

Net interest margin was 3.79% for 2001, 4.01% for 2000, and 4.11% for 1999. The drop in interest margin was due to a higher proportion of the assets being invested in available for sale securities that have a lower net interest margin than the loan portfolio. Investment in available for sale securities as a percentage of total assets was 25.3 percent for 2001 compared to 17.8 percent for 2000, while the loan portfolio as a percent of total assets dropped from
75.5 percent for 2000 to 66.4 percent for 2001.

NON-INTEREST INCOME

Non-interest income for 2001 experienced a dramatic increase due to an increase in fixed rate mortgage loan activity as a result of the favorable interest rates for such loans in 2001. These types of loans are sold to investors while the Bank retains the mortgage servicing rights on these loans. As a result, mortgage servicing rights income increased $1.6 million for 2001 over 2000 mortgage servicing rights income of $113 thousand and $139 thousand for 1999. Due to the increased activity in mortgage loan activity, earned real estate point income also increased substantially for 2001 to $606 thousand compared to $127 thousand for 2000 and $306 thousand for 1999.

NON-INTEREST EXPENSE

While non-interest expense showed little change for 2000 of $14.6 million over 1999 levels of $14.3 million, non-interest expenses for 2001 demonstrated a significant increase for 2001 rising to $17.2 million, a $2.9 million increase or 17.2 percent increase over 2000. Virtually every category of non-interest expense demonstrated an increase for 2001 over 2000.

Salaries and wages and employee benefits accounted for $851 thousand of this increase. This increase was felt necessary in order to attract and retain qualified personnel in today's competitive labor market.

Furniture and equipment expense increased $266 thousand to $1.4 million for 2001 compared to $1.1 million for 2000 and $1.2 million for 1999. The bulk of this increase for 2001 is in depreciation expense, a non-cash expense. Due to data processing and related equipment purchases, depreciation expense for furniture and equipment was $975 thousand for 2001, a $165 thousand increase over depreciation expense of $810 thousand for 2000. This compares to $981 thousand in depreciation expense for 1999. Also due to the acquisition of equipment, maintenance contract expense for maintaining the equipment in good working order increased $92,000 for 2001 to $409 thousand compared to $ $317 thousand for 2000 and $223 thousand for 1999.

Mortgage servicing expense also increased substantially in 2001. Mortgage servicing expense for 2001 amounted to $911 thousand, a $782 thousand increase over mortgage servicing expense for 2000 expense of $129 thousand. Mortgage servicing expense for 1999 amounted to $163 thousand. As was the case above for mortgage servicing rights income, due to the increased activity in the mortgage loan portfolio, the costs associated with the servicing of these loans increased also.

FINANCIAL CONDITION

Average earning assets have again demonstrated consistent growth over the last three years. Average earnings assets for 2001 were $620 million compared to $583 million for 2000 and $550 million for 1999. This growth in average earnings assets represent a 6.3 percent and 6 percent increase for 2001 and 2000, respectively. Almost all of the increase in assets for 2001 over 2000 has been in the securities available for sale. Average interest bearing liabilities have also showed steady increases rising $95.2 million from $451.2 million for 2000 to $546.4 million for 2001. This compares to an increase of $35 million from $416.7 million for 1999, representing a 21.1 percent increase for 2001 and an
8.4 percent increase for 2000.

INVESTMENT SECURITIES

Security balances at December 31 are summarized below:

                                                                (In Thousands)
                                                     --------------------------------------
                                                      2001            2000           1999
                                                     --------       --------       --------
         U.S. Treasury and Government agencies       $ 92,622       $ 61,115       $ 44,921
         Mortgage-backed securities                    21,409          7,863          9,827
         State and local governments                   50,819         32,157         31,246
         Corporate debt securities                      7,091          9,196          9,627
         Commercial paper                                 974          2,908          7,330
         Equity securities                                 47             20             20
                                                     --------       --------       --------
                                                     $172,963       $113,259       $102,971
                                                     ========       ========       ========

The following table sets forth (dollars in thousands) the maturities of investment securities at December 31, 2001 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

                                                                    Maturities
                                               --------------------------------------------------
                                                                               After One Year
                                                  Within One Year             Within Five Years
                                               ---------------------        ---------------------
                                                Amount          Yield        Amount          Yield
                                               -------          ----        -------          ----
     U.S. Treasury                             $ 3,399          6.39%       $ 1,516          6.50%
     U.S. Government agency                     23,302          4.54%        61,955          5.36%
     Mortgage-backed securities                  5,048          4.00%        11,220          4.99%
     State and local governments                 6,625          5.24%        19,704          5.91%
     Taxable state and local governments         1,902          6.03%         8,817          5.53%
     Corporate debt securities                   4,019          5.63%         1,527          0.04%
     Commercial paper                              974          3.61%            --          3.68%

                                                                    Maturities
                                               --------------------------------------------------
                                                  After Five Years
                                                  Within Ten Years             After Ten Years
                                               ---------------------        ---------------------
                                               Amount           Yield        Amount          Yield
                                               -----            ----        -----            ----
     U.S. Treasury                             $    --          0.00%       $    --          0.00%
     U.S. Government agency                         --          0.00%            --          0.00%
     Mortgage-backed securities                  5,101          5.46%            --          0.00%
     State and local governments                11,297          6.55%           789          6.87%
     Taxable state and local governments         1,122          6.22%            --          0.00%
     Corporate debt securities                      --          0.00%         2,205          2.19%
     Commercial paper                               --          0.00%            --          0.00%

At December 31, 2001 the Bank held no large block of any one investment security, except for U.S. Treasury and other U.S. Government agencies. No one holding in debt securities exceeded $3.4 million which was a FHLMC Agency note maturing July 15, 2005. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.2 million. This is required in order to obtain Federal Home Loan Bank Loans.

LOAN PORTFOLIO

The Bank's various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures. The following table shows the Bank's loan portfolio by category of loan:

                                                            (In Thousands)
                                 --------------------------------------------------------------------
                                   2001           2000           1999           1998           1997
                                 --------       --------       --------       --------       --------
Loans:
     Commercial/industrial       $119,025       $ 96,990       $100,996       $ 81,253       $ 65,633
     Agricultural                  31,684         51,337         46,035         38,882         44,939
     Real estate mortgage         247,545        261,289        237,056        200,675        205,626
     Installment                   55,845         69,081         71,662         68,385         75,767
     IDB                            7,590          8,647          7,015          4,587          4,511
                                 --------       --------       --------       --------       --------
          Total Loans            $461,689       $487,344       $462,764       $393,782       $396,476
                                 ========       ========       ========       ========       ========

The following table shows the maturity of loans:

                                                           Maturities (In Thousands)
                                             -----------------------------------------------------
                                                           After One
                                              Within      Year Within       After
                                             One Year      Five Years     Five Years       Total
                                             --------       --------       --------       --------
     Commercial/industrial/agriculture       $ 82,539       $ 32,181       $ 35,990       $150,710
     Real estate mortgage                       5,025         14,118        242,185        261,328
     Installment                               10,913         42,439          2,497         55,849
     Industrial Development Bonds               2,148            229          5,213          7,590

The following table presents the total of loans due after one year which have 1) predetermined interest rates and 2) floating or adjustable interest rates:

                                                           (In Thousands)
                                                    ---------------------------
                                                     Fixed             Variable
                                                      Rate               Rate
                                                    --------           --------
     Real estate                                    $ 60,138           $201,195
     Commercial and industrial                        62,557             88,152
     Consumer, Master Card and overdrafts             55,143              1,321
     Industrial Development Bonds                      7,590                 --

The following table summarizes the Company's non-accrual and past due loans as of December 31:

                                                           (In Thousands)
                               -------------------------------------------------------------------
                                 2001           2000           1999           1998           1997
                               -------        -------        -------        -------        -------
Nonaccrual loans               $ 5,353        $ 6,622        $ 6,504        $ 6,455        $ 2,890
Accruing loans past due
  90 days or more                5,408          2,577          2,264          1,988          1,396
                               -------        -------        -------        -------        -------
      Total                    $10,761        $ 9,199        $ 8,768        $ 8,443        $ 4,286
                               =======        =======        =======        =======        =======

As of December 31, 2001, management, to the best of their knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

Although loans may be classified as non-performing, many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $1.9 million for 2001 and $1.4 million for 2000. Any collections of interest on non-accrual loans are included in interest income when collected. This amounted to $257 thousand for 2001 and $177 for 2000.

Loans are placed on non-accrual status in the event one of the following occurs: the total line of the customer is charged off to the extent of 50%, the loan is in past due status for more than 180 days.

The $5.3 million of non-accrual loans as of December 31, 2001 are secured.

At December 31, 2000 the Bank has $10.7 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently that quarterly.

The amount of the potential problem loans was considered in management's review of the loan loss reserve required at December 31, 2001.

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

At December 31, 2001, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $32 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities

The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.

Management considers several different risk assessments in determining the allowance for loan losses. The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. For those loans where the internal credit rating is at or below a predetermined classification and management can reasonably estimate the loss that will be sustained based upon collateral, the borrowers operating activity and economic conditions in which the borrower operates, a specific allocation is made. For those borrowers that are not currently behind in their payment, but for which management believes based on economic conditions and operating activities of the borrower, the possibility exists for future collection problems, a reserve is established. The amount of reserve allocated to each loan portfolio is based on past loss experiences, the different levels of risk within each loan portfolio. The historical loan loss portion is determined using a historical loss analysis by loan category.

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

Actual charge-off of loan balances is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, financial condition of the borrower, and collateral.

As can be seen from the table below, charge-offs increased to $3.1 million for 2001, and the provision was $2.6 million. Both of these amounts are up significantly over prior years. Credit losses in the installment loan and real estate loan portfolio have remained fairly steady even given the downturn in the economy. The increase was primarily the result of one large commercial credit in which $1,500,000 of the note was written off and another $1.75 million of this loan was added to the reserve for loan losses.

The following table presents a reconciliation of the allowance for loan losses:

                                                                                  (In Thousands)
                                               ------------------------------------------------------------------------------------
                                                 2001               2000               1999               1998               1997
                                               --------           --------           --------           --------           --------
Loans                                          $461,689           $487,344           $462,764           $393,782           $396,476
                                               ========           ========           ========           ========           ========
Daily average of outstanding loans             $472,181           $475,035           $428,087           $408,291           $384,498
                                               ========           ========           ========           ========           ========

Allowance for loan losses-January 1            $  7,160           $  6,750           $  5,850           $  5,850           $  5,500
     Loans Charged Off:
          Commercial                              1,826                257                185                472                263
          Installment                             1,254              1,883              1,085              1,260              1,239
          Real estate mortgages                      54                233                304                 42                 29
                                               --------           --------           --------           --------           --------
                                                  3,134              2,373              1,574              1,774              1,531
                                               --------           --------           --------           --------           --------
     Loan Recoveries:
          Commercial                                421                358                493                540                384
          Installment                               191                923                331                339                364
          Real estate mortgages                       5                  6                 13                  3                 22
                                               --------           --------           --------           --------           --------
                                                    617              1,287                837                882                770
                                               --------           --------           --------           --------           --------
     Net Charge Offs                              2,517              1,086                737                892                761
                                               --------           --------           --------           --------           --------
     Privision for loan loss                      2,632              1,496              1,637                892              1,111
                                               --------           --------           --------           --------           --------
Allowance for loan losses-December 31          $  7,275           $  7,160           $  6,750           $  5,850           $  5,850
                                               ========           ========           ========           ========           ========
Ratio of net charge-offs to average
  loans outstanding                                0.53%              0.23%              0.17%              0.22%              0.20%
                                               ========           ========           ========           ========           ========

Allocation of the allowance for loan losses among the various loan categories is as follows:

                                                                  % of Loans
                                                                   in Each
                                                  Amount         Category To
                                                  (000's)        Total Loans
                                                  ------           ------
         Balance at End of Period Applicable To:
          Commercial/industrial                   $4,235            32.83%
          Installment                              1,526            11.91%
          Real estate                              1,101            53.62%
          Unallocated                                413             1.64%
                                                  ------           ------
                                                  $7,275           100.00%
                                                  ======           ======

DEPOSITS

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:

                                           Over Three        Over One
                                           Months Less       Year Less          Over
                             Under          Less Than       Than Three          Three
                         Three Months        One Year          Years            Years
                            -------          -------          -------          -------
     Time deposits          $22,639          $33,118          $24,913          $ 1,066

       The following table presents the average amount of and average rate paid on each deposit category:

                                             Demand                 NOW                 Savings                 Time
                                             Deposits             Accounts              Accounts              Accounts
                                           -----------           -----------           -----------           -----------
December 31, 2001:
  Average balance (In thousands)           $    38,377           $    75,765           $   118,393           $   318,326
  Average rate                                    0.00%                 2.00%                 2.86%                 5.67%


December 31, 2000:
   Average balance (In thousands)          $    41,211           $    45,753           $    97,922           $   304,666
   Average rate                                   0.00%                 2.14%                 3.44%                 5.77%


December 31, 1999:
   Average balance (In thousands)          $    43,655           $    61,609           $   101,506           $   292,581
   Average rate                                   0.00%                 2.44%                 2.65%                 5.32%

SHORT-TERM BORROWINGS

The Company's average balance of short-term borrowings was less than 30% of end of year stockholders' equity for each year reported.

RETURN ON ASSETS AND EQUITY

The Company has consistently maintained regulatory capital ratios at or above the "well capitalized" levels. See Note 16 to the Consolidated Financial Statements for more information.

Stockholders' equity as of December 31, 2001 was $70 million compared to $65 million for 2000 and $57.9 million for 1999, a $5 million or 8.25 percent increase. Dividends for 2001 increased by $.10 per share to $1.60 compared to $1.50 per share and $1.40 per share for 2000 and 1999, respectively resulting in the dividend payout ratios shown in the table below. Management and the Board of Directors are continually reviewing this ratio. The dividends that can be paid are subject to regulatory restrictions.

The following table shows consolidated operating and capital ratios of the Company for each of the last three years:

                                          2001            2000            1999
                                          -----           -----           -----
         Return on average assets          1.02%           1.19%           1.16%
         Return on average equity          9.73%          12.02%          11.95%
         Dividend payout ratio            30.79%          26.38%          26.79%
         Equity to assets ratio           10.29%          10.23%           9.67%

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

                                                                           2001
                                                       ---------------------------------------------
                                                                                 Net Change
                                                       Average           ---------------------------
                                                       Balance            Amount            Percentage
                                                       --------          --------           ----------
         Funding Uses:
            Loans                                      $472,181          $ (2,854)             -0.60%
            Taxable securities                          106,774            27,779              35.17%
            Tax exempt securities                        29,565             2,471               9.12%
            Interest bearing deposits                       120                20              20.00%
            Federal funds sold                           11,342             9,321             461.21%
                                                       --------          --------
                                                       $619,982          $ 36,737               6.30%
                                                       ========          ========

         Funding Sources:
              Deposits:
                   Noninterest bearing demand          $ 42,170          $(58,420)            -58.08%
                   Savings                              179,610            81,688              83.42%
                   Other time                           320,341            15,675               5.14%
              Other borrowed money                       20,822            (7,815)            -27.29%
              Federal funds purchased
                 agreements to repurchase                25,656             4,986              24.12%
                                                       --------          --------
                                                       $588,599          $ 36,114               6.54%
                                                       ========          ========

                                                                    2000                               1998
                                            -------------------------------------------------        --------
                                            Average                     Net Change                   Average
                                            Balance            Amount              Percentage        Balance
                                            --------          --------                ----           --------
Funding Uses:
   Loans                                    $475,035          $ 46,948               10.97%          $428,087
   Taxable securities                         78,995           (10,839)             -12.07%            89,834
   Tax exempt securities                      27,094            (3,012)             -10.00%            30,106
   Interest bearing deposits                     100                --                0.00%               100
   Federal funds sold                          2,021                 2                0.10%             2,019
                                            --------          --------                               --------
                                            $583,245          $ 33,099                6.02%          $550,146
                                            ========          ========                               ========

Funding Sources:
   Deposits:
        Noninterest bearing demand          $100,590          $ (9,474)              -8.61%          $110,064
        Savings                               97,922              (789)              -0.80%            98,711
        Other time                           304,666             9,290                3.15%           295,376
   Other borrowed money                       28,637            12,134               73.53%            16,503
   Federal funds purchased
      agreements to repurchase                20,670            14,541              237.25%             6,129
                                            --------          --------                               --------
                                            $552,485          $ 25,702                4.88%          $526,783
                                            ========          ========                               ========

LIQUIDITY

Historically, the primary source of liquidity has been core deposits that include non-interest bearing demand deposits, NOW and money market accounts and time deposits of individuals. Through marketing efforts and competitive interest rates, new customers were attracted during 2001 and core deposits increased in 2001. Overall deposits increased almost $50 million to $566 million for 2001 compared to deposits at the end of 2000 of $516 million and $503 million for 1999. These increases represent 9.6 percent and 2.6 percent increases, respectively.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company's loan to deposit ratio for 2001 was 82.71 percent, 93 percent for 2000 and 92.13% for 1999. Because of the decline in the overall economy, loan activity slowed during 2001. The reason for this drop in loan to deposit ratio is a result of the weakened economy in 2001 and the uneasy feelings about the future, and as a result, loan activity slowed. With the decrease in loan activity, the Bank's management chose to invest these funds in primarily in government agency and municipal securities. This provided a good return while leaving the Bank in a position to liquidate these investments with little risk in the event of an upswing in loan activity.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $26.5 million at December 31, 2001 compared to $18.9 million at the end of 2001 and $7.3 million at the end of 1999. These funds provided an additional $7.6 million in liquidity for 2001.

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati at fixed rates. These funds are then used to provide housing mortgages back to the community in the form of fixed rate loans. Borrowings from this source decreased by $13.4 million to $17.4 million at December 31m 2001 due to repayments. This compares to increased borrowings in 2000 of $5.7 million to $30.7 million at December 31, 2000, and borrowings of $25 million at the end of 1999.

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

Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to the market rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest rate sensitive than passbook savings accounts. The shorter-term interest rate sensitivities are the key to measurement of the interest sensitivity gap, or excess interest sensitive earnings assets over interest-bearing liabilities.

The following table summarizes the repricing opportunities as of December 31, 2001 for each major category of interest-earning assets (at amortized cost) and interest-bearing liabilities:

                                                0-90             90-365            1-5             Over 5
                                                Days              Days            Years             Years            Total
                                             ---------         ---------        ---------         ---------        ---------
Interest bearing deposit                     $     146         $      --        $      --         $      --        $     146
Investment securities                           15,587            36,671          102,178            18,527          172,963
Loans                                          140,933           185,659           83,847            65,038          475,477
                                             ---------         ---------        ---------         ---------        ---------
     Total Rate Sensitive Assets               156,666           222,330          186,025            83,565          648,586
                                             ---------         ---------        ---------         ---------        ---------

Deposits                                       142,110           167,354          256,693                --          566,157
Federal funds purchased and
  agreements to repurchase                      26,539                --               --                --           26,539
Other borrowings                                 1,099               889            9,740             5,682           17,410
                                             ---------         ---------        ---------         ---------        ---------
     Total Rate Sensitive Liabilities          169,748           168,243          266,433             5,682          610,106
                                             ---------         ---------        ---------         ---------        ---------

Gap                                          $ (13,082)        $  54,087        $ (80,408)        $  77,883        $  38,480
                                             =========         =========        =========         =========        =========

OTHER MATTERS

The Financial Accounting Standards Board issued several new pronouncements during 2001. Statement of Financial Accounting Standards No. 141 entitled Business Combinations deals with the accounting treatment when two companies are combined. Under prior rules two methods were appropriate, the pooling-of-interest method or the purchase method. Statement No. 141 now permits only method, the purchase method to be used. Management believes that this pronouncement will not have a material impact on Farmers & Merchants Bancorp's financial statements, as the primary method of growth for the Company has been through opening new branches in desired locations as opposed to acquiring existing banks.

Statement of Financial Accounting Standards No. 142 entitled Goodwill and Other Intangible Assets deals with the accounting and reporting of acquired goodwill and other intangible assets. For the same reasons as discussed above for SFAS No. 141, management does anticipate this pronouncement having a material impact on the financial statements

Statement of Financial Accounting Standards No. 143 entitled Accounting for Asset Retirement Obligations addresses the financial accounting and reporting procedures for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operations of long-lived assets. According to the pronouncement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract. Again, it is not expected that this pronouncement will have a material impact on the financial statements of Farmers & Merchants Bancorp, Inc.

Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Again, it is not anticipated that this pronouncement will have a material impact on the financial accounting and reporting practices of Farmers & Merchants Bancorp, Inc.

Other information required by subsections of Item 1, to which no response has been made, are inapplicable to the business of the Company.

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

The Bank has purchased a parcel of land in Archbold, Ohio on which it plans to construct a new $4 million operations center to accommodate the growth that has taken place at the Bank.

Current locations of retail banking services are:

     Branch                                                 Location
----------------                                  --------------------------
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

Defiance, Ohio                                    1175 Hotel Drive

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

                                     PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The company's stock is not quoted on the National Association of Securities Dealers Automated Quotations System (NASDAQ).

The company's stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. The company has no broker that sets a price for the company's stock, therefore, the only source as to the high and low sale price is from private sales. The high and low sale price known to the company's management is as follows:

                                   1st Quarter          2nd Quarter        3rd Quarter      4th Quarter
                                   -----------          -----------        -----------      -----------
        2001         High            $105.00             $115.00             $105.00          $130.00
                     Low              $85.00              $85.00              $90.00           $90.00

        2000         High            $115.00             $115.00             $115.00          $120.00
                     Low              $80.00              $80.00              $85.00           $85.00

As of March 1, 2002, there were 1,718 record holders of common stock of the company.

Dividends are paid quarterly. Per share dividends for the years ended 2001 and 2000 are as follows:

                              1st Quarter        2nd Quarter          3rd Quarter        4th Quarter               Total
                              -----------        -----------          -----------        -----------            -----------
         2001                   $.35               $.35                $.35                $.55                    $1.60
         2000                   $.35               $.35                $.35                $.45                    $1.50

SELECTED FINANCIAL DATA

Selected financial data is presented on pages 58 and 59 of the Annual Report to shareholders for the year ended December 31, 2001 and are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants

MESSAGE FROM MANAGEMENT:

The year 2001 was challenging for the Farmers & Merchants Bancorp, Inc. Total income showed an increase of approximately 3.03% with total expenses increasing about 6.00%. Net income has shown a decrease of approximately 10% due primarily to a substantial charge off in the commercial loan portfolio. This charge off along with the slowdown in the economy and eleven interest rate cuts by the Federal Reserve, resulting in a 4.75% reduction of New York Prime Rate, has caused your Bancorp to not have a year to which we have been accustomed. As a result of Fed actions, the Bancorp's net interest margin has dropped well below our goal of 4.00%; however, with astute pricing, the margin has increased since the first of the year. Nonetheless, the Bancorp still had a strong year, with substantial progress being made on numerous customer-focused initiatives. Some of these came at the expense of current earnings, but were necessary to address the competitive realities of the financial services industry and to position the Farmers & Merchants Bancorp, Inc. for future growth.

During the past year, we have continued to expand our customer base. That along with loan development has been our main priority. The success of the Bancorp is in no small part due to our ability to maintain a loan to deposit ratio in the low to mid eighty (80) percentile. However, we have not and will not sacrifice quality for quantity and will continue to make loans using sound underwriting policies and procedures. Mortgage lending was very strong in 2001 with our lenders putting in many extra hours to satisfy our customers' needs. We are positioned to pursue this market aggressively in the coming year, realizing asset quality must remain a high priority. Plus, it is important that credit standards are not relaxed and our lenders are following the same "blueprint" in granting and administering credit.

Among the events of 2001, the September 11th attacks were obviously the most noteworthy. For the Bancorp, completion of the Defiance Office and the introduction of F&M Online "Internet Banking" were the major accomplishments. The Defiance Office opened July 30th which now puts the F&M in all four Northwest Ohio counties, a goal that was formulated shortly after opening our first branch, the Wauseon North Shoop Avenue Office. David Kunesh, Branch Manager, Sue Cuevas, Assistant Branch Manager, and their staff are doing an excellent job of competing in the Defiance Market. If you have not stopped in our newest office, please do so at your earliest convenience. F&M Online "Internet Banking" was introduced March 1st by E-Commerce Officer, Jay Budde. To date we have approximately 1500 personal users and 60 businesses. To learn more about F&M Online Internet Banking or to try a demonstration, visit our home page at www.fm-bank.com or call us today. Construction of the Operations Center will be the major project for 2002. We expect a completion date early in the first quarter of 2003. The new center will free much needed space at the Main Office for new services and expanding services to better serve our customers.

Looking ahead, Farmers & Merchants Bancorp expects to do business in a challenging economic environment. How long the slowdown will continue is not known; undoubtedly, it has affected everyone in our industry. We have a long history of successfully managing our credit quality through phases of a business cycle. The Bancorp has a broad array of products and services available to meet our customers varied needs. While enjoying diversified revenue streams, we are not overly dependent on any one business. Our understanding professionals, using our internal operating guidelines, will be working together as never before to deliver value to customers and, by extension, to our shareholders.

We would like to express our appreciation for the input and support of our Board of Directors, Advisory Boards, loyal employees and customers, and the cooperation of the communities we serve, and finally, the continued confidence of our shareholders. We look forward to the opportunities and challenges of 2002.

Joe E. Crossgrove                                          Eugene D. Bernath
President/CEO                                              Chairman of the Board

                                    CONTENTS

                    Audited Consolidated Financial Statements

                        FARMERS & MERCHANTS BANCORP, INC.

                 And wholly owned subsidiaries December 31, 2001



Message from Management                                                  23

Table of Contents                                                        24

Board of Directors, Advisory Boards and Officers                         25 - 28

Independent Auditors' Report                                             29

Consolidated Balance Sheets                                              30

Consolidated Statements of Income                                        31

Consolidated Statements of Changes in Shareholders' Equity               32

Consolidated Statements of Cash Flows                                    33

Notes to Consolidated Financial Statements                               34 - 55

Five Year Summary                                                        56

Quarterly Financial Data                                                 57

Selected Financial Data by Management                                    58 - 60

Market Risk                                                              61

Trading Market for the Company's Stock                                   61

Independent Auditors' Report                                             62

Management Report                                                        63

2001 Promotional Highlights                                              64 - 67

DIRECTORS

EUGENE D. BERNATH
Chairman of the Board
The Farmers & Merchants State Bank

DEXTER L. BENECKE
President
Viking Trucking, Inc.
Vice President
SanJan, Inc.

JERRY L. BOYERS
President
Edifice Construction
Management

JOE E. CROSSGROVE
President/Chief Executive
Officer
The Farmers & Merchants State Bank

ROBERT G. FREY
President
E. H. Frey & Sons, Inc.

JULIAN GIOVARELLI
President
GIO Sales, Inc.

JACK C. JOHNSON
President
Hawk's Clothing, Inc.
Partner
REJO Partnership

DEAN E. MILLER
President
MBC Holdings, Inc.

DALE L. NAFZIGER
Vice President
Homestead Ice Cream Co.

ANTHONY J. RUPP
President
Rupp Furniture Co.

DAVID P. RUPP, JR.
Attorney
Plassman, Rupp, Hensal &
Short

JAMES C. SANEHOLTZ
President
Saneholtz-McKarns, Inc.

MAYNARD SAUDER
Chairman
Sauder Woodworking Co.

MERLE J. SHORT
Farmer
President
Promow, Inc.

STEVEN J. WYSE
President
SteelinQ Systems, Inc.

DIRECTOR EMERITUS
LEE E. GRAFFICE
CHARLES E. LUGBILL
HAROLD H. PLASSMAN
JAMES L. PROVOST
KENNETH E. STAMM
ROBERT H. STOTZER
ROBERT V. WHITMER


ARCHBOLD MAIN OFFICE

EUGENE D. BERNATH
Chairman of the Board

JOE E. CROSSGROVE
President
Chief Executive Officer

MAYNARD SAUDER
Vice President

DEAN E. MILLER
Vice President

EDWARD A. LEININGER
Executive Vice President
Sr. Commercial Loan Officer
Chief Operating Officer

REX D. RICE
Executive Vice President
Chief Lending Officer

BARBARA J. BRITENRIKER
Vice President
Comptroller & Chief
Financial Officer

ALLEN G. LANTZ
Vice President
Branch Administrator

GEORGE JELEN
Asst. Vice President
Secondary Market Officer
Loan Underwriter

RANDAL H. SCHROEDER
Asst. Vice President
Chief Operations Officer

MICHAEL D. CULLER
Asst. Vice President
Chief Agri Finance Officer

DIANN K. MEYER
Asst. Vice President
Human Resource Officer

KENT E. ROTH
Auditor
Security Officer

MARILYN K. JOHNSON
Asst. Cashier
Compliance & CRA Officer

JUDITH A. WARNCKE
Asst. Cashier
Marketing Officer

J. SCOTT MILLER
Asst. Cashier
Agri Finance Officer

JANE C. BRUNER
Asst. Cashier
Operations Supervisor

BRETT J. KAHRS
Asst. Cashier
Senior Investment Executive

KELBY J. SCHMUCKER
Asst. Cashier
Credit Analyst

GLORIA J. LAUBER
Asst. Cashier
Mortgage Loan Director

KERRY S. FOX
Asst. Cashier
Loan Review Officer

LYDIA A. HUBER
Executive Administrative Assistant
Asst. Corporate Secretary

ARCHBOLD WOODLAND
OFFICE

DEBORAH L. SHINABERY
Asst. Vice President
Branch Manager

ARTHUR J. SHORT
Asst. Cashier
Asst. Branch Manager

ARCHBOLD ADVISORY BOARD

BRUCE C. LAUBER
President
Lauber Manufacturing Co.

JO ELLEN HORNISH
President
Hornish Brothers, Inc.

MICHAEL D. KREBS
President
Laub Auto Parts, Inc.

GENE SCHAFFNER
Farmer

GEORGE F. STOTZER
Partner
Stotzer Do-It Center

LARRY M. WENDT
Farmer

President of Board of Directors
Ridgeville Telephone

WAUSEON SHOOP OFFICE

GLORIA GUNN
Asst. Vice President
Branch Manager

SUSAN DIERINGER
Asst. Cashier
Asst. Branch Manager

JERRY A. BORTON
Assistant Cashier
Agri Finance Officer

SUSAN C. PIKE
Asst. Cashier
Credit Card Service
Representative

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

DR. KENNETH H. KLING
Owner
Fulton County Vision Services

STRYKER OFFICE

RONALD D. SHORT
Asst. Vice President
Branch Manager

PATTI L. ROSEBROCK
Asst. Cashier
Asst. Branch Manager

STRYKER ADVISORY
BOARD

FRED W. GRISIER
Retired
Grisier Funeral Home

RICHARD E. RAKER
Retired
Raker Oil Company

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

BETH A. BAY
Asst. Branch Manager

DELTA ADVISORY BOARD

TERRY J. KAPER
Attorney
Barber, Kaper, Stamm & Robinson

ROBERT E. GILDERS
Chairman
GB Manufacturing

EUGENE BURKHOLDER
President
Falor Farm Center

AL KREUZ
Retired Fulton County
Commissioner

DONALD G. GERDES
Human Resource Manager
Worthington Steel, Delta

BRYAN EAST HIGH OFFICE

DAVID C. FRAZER
Assistant Vice President
Branch Manager

CAROL L. CHURCH
Assistant Cashier
Assistant Branch Manager

BRYAN SOUTHTOWNE OFFICE

MICHAEL T. SMITH
Assistant Vice President
Branch Manager

RUTH M. FORD
Asst. Cashier
Asst. Branch Manager

RICHARD S. BRUCE
Assistant Vice President
Commercial Loan Officer

BRYAN ADVISORY BOARD

RUSTY BRUNICARDI
President/Chief Executive Officer
Community Hospital of Williams Co., Inc.

D. ROBERT SHAFFER
Farmer

DR. C NICHOLAS WALZ
President
Bryan Medical Group

PAUL R. MANLEY
Director of Intercompany Synergies
Sauder Woodworking Co.

GARRY COURTNEY
President/CEO
C.E. Electronics

MONTPELIER WEST MAIN
OFFICE

LANCE D. NOFZIGER
Asst. Cashier
Branch Manager

JEANNIE L. VONDEYLEN
Asst. Branch Manager

MONTPELIER EASTSIDE
OFFICE

KELLY L. BENTLEY
Asst. Cashier
Branch Manager

BARRY R. VONDEYLEN
Asst. Branch Manager

MONTPELIER ADVISORY
BOARD

GREGORY D. SHOUP
President
Peltcs Lumber Co., Inc.

RICHARD S. DYE
Self-employed

ROBERT D. MERCER
President
Bob Mercer Realty and
Auctions

GEORGE B. RINGS
Pharmacist
Rings Pharmacy

NAPOLEON OFFICE

STEPHEN E. JACKSON
Asst. Vice President
Branch Manager

DIANA J. DENNIE
Asst.  Cashier
Asst.  Branch Manager

MICHAEL F. SCHNITKEY
Asst.  Cashier
Agri Finance Officer

GARY W. SPENCER
Asst. Vice President
Commercial Loan Officer

NAPOLEON ADVISORY BOARD

BARBARA C. SCHIE
Office Manager
Fulton Anesthesia Associates, Inc.

DAVID M. DAMMAN
Farm Drainage Contractor
Farmer

JAMES J. VAN POPPEL
President
Van Poppel Limited

DENNIS L. MEYER
Realtor
Reiser Realty

SWANTON OFFICE

BARRY N. GRAY
Asst. Vice President
Branch Manager

DEBRA J. KAUFFMAN
Asst. Cashier
Asst. Branch Manager

SWANTON ADVISORY
BOARD

ANTHONY G. FRY
Member
Select Stone
LLC

DANIEL P. MCQUADE
Attorney
The McQuades Co., LPA

LISA J. MITCHELL
Owner/Manager
Swanton Health Care Center

NORMAN ZEITER
President/Owner
Swanton Welding Co.

DEFIANCE OFFICE

DAVID A. KUNESH
Assist. Vice President
Branch Manager

LILLIAN SUE CUEVAS
Asst. Cashier
Asst. Branch Manager

January 11, 2002



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and subsidiaries, Archbold, Ohio, as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and subsidiaries, as of December 31, 2001 and 2000, and the results of its consolidated operations and cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

                                                        KROUSE, KERN & CO., INC.
                                                        Fort Wayne, Indiana

                        FARMERS & MERCHANTS BANCORP, INC.
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                     ASSETS

                                                                                        (In Thousands)
                                                                                ------------------------------
                                                                                  2001                  2000
                                                                                --------              --------
Cash and due from banks                                                         $ 17,842              $ 17,951
Interest bearing deposits with banks                                                 146                   100
Federal funds sold                                                                    --                   370
Securities available for sale at fair value                                      172,963               113,259
Federal Home Loan Bank stock                                                       3,178                 2,973
Loans, less allowance for loan losses of $7,275
    for 2001 and $7,160 for 2000                                                 453,836               479,587
Loans held for resale                                                             13,788                   328
Finance lease receivable                                                             619                   730
Bank premises and equipment-net                                                   12,332                10,354
Accrued interest and other assets                                                  8,922                 9,508
                                                                                --------              --------
TOTAL ASSETS                                                                    $683,626              $635,160
                                                                                ========              ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
      Deposits:
            Demand                                                              $ 41,991              $ 40,729
            NOW accounts                                                          84,763                52,850
            Savings                                                              111,213               110,393
            Time                                                                 328,190               312,491
                                                                                --------              --------
                 Total Deposits                                                  566,157               516,463
      Federal funds purchased                                                      5,595                    --
      Securities sold under agreement to repurchase                               20,944                18,903
      Other borrowings                                                            17,410                30,786
      Dividend payable                                                               715                   585
      Accrued interest and other liabilities                                       2,455                 3,435
                                                                                --------              --------
                 Total Liabilities                                               613,276               570,172
                                                                                --------              --------
SHAREHOLDERS' EQUITY:

      Common stock, no par value - authorized 1,500,000
        shares; issued  and outstanding 1,300,000 shares                          12,677                12,677
      Undivided profits                                                           56,092                51,416
      Accumulated other comprehensive income                                       1,581                   895
                                                                                --------              --------
                 Total Shareholders' Equity                                       70,350                64,988
                                                                                --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $683,626              $635,160
                                                                                ========              ========

See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                        Consolidated Statements of Income
              for the years ended December 31, 2001, 2000 and 1999


                                                                          (In Thousands)(Except for Per Share Amounts)
                                                                   ----------------------------------------------------------
                                                                      2001                    2000                    1999
                                                                   ----------              ----------              ----------
INTEREST INCOME:
     Interest and fees on loans                                    $   40,728              $   42,661              $   37,236
     Interest and Dividends on Investment Securities:
          U.S. Treasury and government agency                           4,981                   3,829                   3,754
          State and local governments                                   1,798                   1,513                   1,645
          Corporate debt securities                                       528                     544                     849
          Dividends                                                       206                     209                     187
     Interest on federal funds sold                                       473                     130                     105
     Interest on deposits in banks                                        231                       4                       3
                                                                   ----------              ----------              ----------
               Total Interest Income                                   48,945                  48,890                  43,779
                                                                   ----------              ----------              ----------
INTEREST EXPENSE:
     Deposits                                                          22,947                  22,299                  19,776
     Borrowed funds                                                     2,501                   3,210                   1,374
                                                                   ----------              ----------              ----------
               Total Interest Expense                                  25,448                  25,509                  21,150
                                                                   ----------              ----------              ----------
               Net Interest Income                                     23,497                  23,381                  22,629
PROVISION FOR LOAN LOSSES                                               2,632                   1,496                   1,637
                                                                   ----------              ----------              ----------
NET INCOME AFTER PROVISION
     FOR LOAN LOSS                                                     20,865                  21,885                  20,992
                                                                   ----------              ----------              ----------
OTHER INCOME:
     Service charges on deposit accounts                                1,899                   1,745                   1,524
     Other service charges and fees                                     2,110                   1,420                   1,435
     Mortgage servicing rights income                                   1,722                     113                     139
     Net securities gains (losses)                                        228                      --                      31
                                                                   ----------              ----------              ----------
               Total Other Income                                       5,959                   3,278                   3,129
                                                                   ----------              ----------              ----------
OTHER EXPENSES:
     Salaries and wages                                                 7,059                   6,542                   5,885
     Pension and other employee benefits                                1,937                   1,603                   1,536
     Occupancy expense (net)                                              482                     432                     542
     Furniture and equipment                                            1,444                   1,178                   1,272
     Data processing fees                                               1,001                     758                     766
     Franchise taxes                                                      842                     772                     629
     Mortgage servicing rights expense                                    911                     129                     163
     Other operating expense                                            3,500                   3,240                   3,528
                                                                   ----------              ----------              ----------
               Total Other Expenses                                    17,176                  14,654                  14,321
                                                                   ----------              ----------              ----------
INCOME BEFORE INCOME TAXES                                              9,648                  10,509                   9,800
INCOME TAXES                                                            2,892                   3,118                   3,007
                                                                   ----------              ----------              ----------
NET INCOME                                                         $    6,756              $    7,391              $    6,793
                                                                   ==========              ==========              ==========

NET INCOME PER SHARE - BASIC                                       $     5.20              $     5.69              $     5.23
                                                                   ==========              ==========              ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                 1,300,000               1,300,000               1,300,000
                                                                   ==========              ==========              ==========

See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

           Consolidated Statements of Changes in Shareholder's Equity for the years ended December 31, 2001, 2000 and 1999

                                                                                        (In Thousands)
                                                                   -----------------------------------------------------------
                                                                                                    Accumulated
                                                                                                       Other
                                                                    Common          Undivided      Comprehensive
                                                                    Stock            Profits           Income          Total
                                                                   --------         --------         --------         --------
BALANCE AT DECEMBER 31, 1998                                       $ 12,677         $ 41,002         $  1,671         $ 55,350
     Comprehensive income:
          Net income for 1999                                            --            6,793               --            6,793
          Other comprehensive income net of tax:
               Unrealized gain (loss) on Available-For-Sale
                 securities (net of tax effect of ($1,253))              --               --           (2,454)          (2,454)
          Reclassification adjustment (net of tax) for                   --               --
               Available-For-Sale securities sold                                                          20               20
                                                                                                                      --------
               Total comprehensive income                                                                                4,359
     Cash dividends ($1.40 per share)                                    --           (1,820)              --           (1,820)
                                                                   --------         --------         --------         --------

BALANCE AT DECEMBER 31, 1999                                         12,677           45,975             (763)          57,889
     Comprehensive income:
          Net income for 2000                                            --            7,391               --            7,391
          Other comprehensive income net of tax:
               Unrealized loss on Available-For-Sale
                 securities (net of tax effect of $853)                  --               --            1,658            1,658
                                                                                                                      --------
               Total comprehensive income                                                                                9,049
     Cash dividends ($1.50 per share)                                    --           (1,950)              --           (1,950)
                                                                   --------         --------         --------         --------

BALANCE AT DECEMBER 31, 2000                                         12,677           51,416              895           64,988
     Comprehensive income:
          Net income for 2001                                            --            6,756                             6,756
          Other comprehensive income net of tax:
               Unrealized gain on Available-For-Sale
                 securities (net of tax effect of $431)                  --                               836              836
          Reclassification adjustment (net of tax) for
               Available-For-Sale securities sold                                                        (150)            (150)
                                                                                                                      --------
               Total comprehensive income                                                                                7,442
     Cash dividends ($1.60 per share)                                    --           (2,080)              --           (2,080)
                                                                   --------         --------         --------         --------

BALANCE AT DECEMBER 31, 2001                                       $ 12,677         $ 56,092         $  1,581         $ 70,350
                                                                   ========         ========         ========         ========

See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                      Consolidated Statements of Cash Flows
              for the years ended December 31, 2001, 2000 and 1999

                                                                                                (In Thousands)
                                                                           -----------------------------------------------------
                                                                              2001                 2000                  1999
                                                                           ---------             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $   6,756             $   7,391             $   6,793
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
          Depreciation                                                         1,282                 1,096                 1,243
          Amortization of servicing rights                                       911                   129                   163
          Amortization of securities premiums/discounts                          278                   222                   413
          Provision for loan losses                                            2,632                 1,496                 1,637
          Provision for deferred income taxes                                    365                   (55)                 (172)
          (Gain) loss on sale equipment and other assets                          21                   (80)                 (114)
          (Gain) loss on sale of securities                                     (228)                   --                   (31)
          Originations of mortgage loans held for sale                      (141,754)              (21,553)              (33,426)
          Proceeds from mortgage loans held for sale                         128,293                21,727                33,542
          Net change in other assets/liabilities                              (2,027)               (2,807)                  633
                                                                           ---------             ---------             ---------
               Net Cash Provided (Used) by Operating Activities               (3,471)                7,566                10,681
                                                                           ---------             ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of bank premises and equipment                                  (3,469)               (1,276)               (1,991)
     Proceeds from sale of bank premises and equipment                           195                    15                    --
     Maturity proceeds of available-for-sale securities                       46,212                28,427                36,635
     Sale proceeds of available-for-sale securities                           10,882                    --                17,114
     Purchase of available-for-sale securities                              (116,015)              (36,660)              (32,314)
     Net (increase) decrease in loans and leases                              23,230               (25,585)              (57,863)
                                                                           ---------             ---------             ---------
               Net Cash (Used) by Investing Activities                       (38,965)              (35,079)              (38,419)
                                                                           ---------             ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                 49,694                13,297                (9,017)
     Net change in short-term borrowings                                       7,636                11,560                19,427
     Proceeds from other borrowings                                            5,000                27,000                    --
     Payments on other borrowings                                            (18,377)              (21,253)               (1,201)
     Payment of dividends                                                     (1,950)               (2,015)               (1,820)
                                                                           ---------             ---------             ---------
               Net Cash Provided by Financing Activities                      42,003                28,589                 7,389
                                                                           ---------             ---------             ---------
               Net Change in Cash and Cash Equivalents                          (433)                1,076               (20,349)
CASH AND CASH EQUIVALENTS - JANUARY 1                                         18,421                17,345                37,694
                                                                           ---------             ---------             ---------
CASH AND CASH EQUIVALENTS - DECEMBER 31                                    $  17,988             $  18,421             $  17,345
                                                                           =========             =========             =========

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
     Cash and due from banks                                               $  17,842             $  17,951             $  17,245
     Interest bearing deposits                                                   146                   100                   100
     Federal funds sold                                                           --                   370                    --
                                                                           ---------             ---------             ---------
                                                                           $  17,988             $  18,421             $  17,345
                                                                           =========             =========             =========
SUPPLEMENTARY CASH FLOWS DISCLOSURES:
     Cash paid during the year for:
          Interest (net of amount capitalized)                             $  25,665             $  25,155             $  21,357
          Income taxes                                                         3,480                 4,334                 2,024

See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

                   Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

                  NATURE OF ACTIVITIES:

                  The consolidated income of Farmers & Merchants Bancorp, Inc. is principally from income of the bank subsidiary, The Farmers & Merchants State Bank. The subsidiary Bank grants agribusiness, commercial, consumer and residential loans to customers primarily in northwest Ohio and accounts for 99% of the consolidated revenues.

                  CONSOLIDATION POLICY:

                  The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution, and the Farmers & Merchants Life Insurance Company, a life, accident and health insurance company. All material inter- company balances and transactions have been eliminated.

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

                  SERVICING ASSETS AND LIABILITIES:

                  It is the Bank's policy to service loans it has sold to FREDDIE MAC. When the Bank undertakes an obligation to service financial assets, it recognizes either a servicing asset or a servicing liability for that servicing contract at its fair market value. Servicing assets and liabilities are to be amortized in proportion to and over the period of estimated net servicing income. The amount of servicing assets recognized during 2001 was $1.707 million, while servicing assets amortized during 2001 was $911 thousand. Capitalized mortgage servicing rights are included in other assets and totaled $1.666 million and $870 thousand at December 31, 2001 and 2000, respectively. No valuation allowance is required.

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

NOTE 2. CASH AND CASH EQUIVALENTS

                  Banks are required to maintain reserve funds in vault cash and/or on deposit with the Federal Reserve Bank. The aggregate reserves required at December 31, 2001 and 2000 were $8.1 million and $4.8 million, respectively.

NOTE 3. INVESTMENT SECURITIES

                  The amortized cost and estimated market values of investments in securities as of December 31, are detailed below. Fair market values are based on quoted market prices or dealer quotes.

                                                          (In Thousands)
                                                          --------------
                                                               2001
                                                               ----
                                          Gross         Gross         Gross        Gross
                                        Amortized     Unrealized    Unrealized     Market
                                          Cost          Gains         Losses       Value
                                          ----          -----         ------       -----
Available-for-Sale:
       U.S. Treasury                    $  4,915      $    123      $     --      $  5,038
       U.S. Government agency             85,257         2,410            82        87,585
       Mortgage-backed securities         21,369           122            82        21,409
       State and local governments        50,256           806           243        50,819
       Corporate debt securities           7,751            86           746         7,091
       Commercial paper                      974            --            --           974
       Equity securities                      47            --            --            47
                                        --------      --------      --------      --------

                                        $170,569      $  3,547      $  1,153      $172,963
                                        ========      ========      ========      ========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 3. INVESTMENT SECURITIES (Continued)


                                                      (In Thousands)
                                                      --------------
                                                           2000
                                                           ----
                                        Gross        Gross         Gross         Gross
                                      Amortized    Unrealized   Unrealized       Market
                                        Cost         Gains        Losses         Value
                                        ----         -----        ------         -----

Available-for-Sale:
     U.S. Treasury                    $  7,821      $    100      $     --      $  7,921
     U.S. Government agency             52,540           778           124        53,194
     Mortgage-backed securities          7,924             5            66         7,863
     State and local governments        31,438           771            52        32,157
     Corporate debt securities           9,251            --            55         9,196
     Commercial paper                    2,908            --            --         2,908
     Equity securities                      20            --            --            20
                                      --------      --------      --------      --------

                                      $111,902      $  1,654      $    297      $113,259
                                      ========      ========      ========      ========

         The gross realized gains and losses for the years ended December 31, are presented below:

                                              (In Thousands)
                                              --------------
                                         2001       2000       1999
                                         ----       ----       ----
Gross realized gains                    $ 228      $  --      $  38

Gross realized losses                      --         --          7
                                        -----      -----      -----

       Net Realized Gains (Losses)      $ 228      $  --      $  31
                                        =====      =====      =====

         The amortized cost and estimated market value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             (In Thousands)
                                             --------------
                                        Amortized
                                           Cost      Fair Value
                                           ----      ----------
One year or less                        $ 45,269      $ 45,737
 After one year through five years       104,738       107,226
After five years through ten years        17,520        17,698
After ten years                            2,995         2,255
                                        --------      --------

      Total                             $170,522      $172,916
                                        ========      ========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 3. INVESTMENT SECURITIES (Continued)

         Investments with a carrying value of $106.6 million and $95.4 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

NOTE 4. FEDERAL HOME LOAN BANK STOCK

         The Federal Home Loan Bank stock is recorded at cost since it is not actively traded, and therefore, has no readily determinable market value. The stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.

NOTE 5. LOANS

         Loans at December 31, are summarized below:

                                                     (In Thousands)
                                                     --------------
Loans:                                             2001            2000
------                                             ----            ----
      Real estate                               $ 247,545       $ 261,289
      Commercial and industrial                   119,025          96,990
      Agricultural (excluding real estate)         31,684          51,337
      Consumer and other loans                     54,992          68,429
      Overdrafts                                      853             652
      Industrial Development Bonds                  7,590           8,647
                                                ---------       ---------
                                                  461,689         487,344
      Less: Deferred loan fees and costs             (578)           (597)
                                                ---------       ---------
                                                  461,111         486,747
      Less: Allowance for loan losses              (7,275)         (7,160)
                                                ---------       ---------

            Loans - Net                         $ 453,836       $ 479,587
                                                =========       =========

         The following is a maturity schedule by major category of loans including available for sale loans:

                                                     (In Thousands)
                                                     --------------
                                              Principal Payments Due Within
                                                         Two to        After
                                          One Year     Five Years    Five Years
                                          --------     ----------    ----------
Real estate                               $  5,025      $ 14,118      $242,185
Commercial and industrial                   82,539        32,181        35,990
Consumer, Master Card and overdrafts        10,913        42,439         2,497
Industrial Development Bonds                 2,148           229         5,213
                                          --------      --------      --------

                                          $100,625      $ 88,967      $285,885
                                          ========      ========      ========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 5. LOANS (Continued)


         The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2001:

                                               (In Thousands)
                                               --------------
                                            Fixed       Variable
                                            Rate          Rate
                                            ----          ----
Real estate                               $ 60,138      $201,195
Commercial and industrial                   62,557        88,152
Consumer, Master Card and overdrafts        55,143         1,321
Industrial Development Bonds                 7,590            --

         $139 million in one to four family residential mortgage loans have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

         Senior officers and directors and their affiliated companies were indebted to the Bank in the aggregate of $16.3 and $14.9 million at December 31, 2001 and 2000, respectively. All such loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable loan transactions with other persons. Loans made during 2001 were $57.5 million and repayments were $56.1 million. In the opinion of management, these loans do not involve more than normal risk of collectibility or possess other unfavorable features.

         As of December 31, 2001 there were $3.3 million of undisbursed loans in process.

         Loans for which the Bank is providing collection services is $191.7, $163.5 and $158.2 million for 2001, 2000 and 1999, respectively. Servicing assets recognized during 2001 amounted to $1.7 million and amortization of servicing assets amounted to $911 thousand. The fair value of recognized servicing assets was $1.9 million, fair value being determined by the present value of expected future cash flows. No allowance for impairment has been provided.

         The following is an analysis of the allowance for loan loss:

                                                    (In Thousands)
                                                    --------------
                                           2001          2000          1999
                                           ----          ----          ----
Allowance for Loan Losses:
       Balance at beginning of year      $ 7,160       $ 6,750       $ 5,850
       Provision for loan loss             2,632         1,496         1,637
       Recoveries                            617         1,287           837
       Loans charged off                  (3,134)       (2,373)       (1,574)
                                         -------       -------       -------

                                         $ 7,275       $ 7,160       $ 6,750
                                         =======       =======       =======

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 5. LOANS (Continued)


         As of December 31, 2001 and 2000, the recorded investment in impaired loans amounted to approximately $16.2 and $9.3 million, respectively. The average recorded investment in impaired loans amounted to approximately $12.8 million, $8.6 million and $6.5 million for 2001, 2000 and 1999, respectively. Of the loans that were considered impaired for 2001 and 2000, the recorded investment in impaired loans that have a related allowance determined in accordance with SFAS No. 114 was $5.1 million and $6.5 million, respectively for which the related allowance for loan loss was $3.8 million and $3.4 million, respectively. As of December 31, 2001 there were no commitments to lend additional funds to debtors whose loans are not performing.

         The Bank stops accruing interest income when a loan is deemed to be impaired, and recognizes interest income when the interest income is actually received. Interest income recognized on impaired loans was $257, $177 and $53 thousand for 2001, 2000 and 1999, respectively.

         Loans held for sale are residential mortgage loans that will be sold to FREDDIE MAC. Fair market value has been determined based upon the market in which the Bank normally operates and includes consideration of all open positions, outstanding commitments, and related fees paid. Gains or losses are recognized at settlement dates and are determined by the difference between the sales price and the carrying value. Gains and losses are included in other income.


NOTE 6. FINANCE LEASE RECEIVABLE

         Finance leases as of December 31 are as follows:

                                      (In Thousands)
                                      --------------
                                      2001        2000
                                      ----        ----
Gross investment in leases           $ 684       $ 820
Unearned income                        (65)        (90)
                                     -----       -----

       Finance Lease Receivable      $ 619       $ 730
                                     =====       =====

         All amounts are considered collectible, and therefore, no allowance has been provided.

NOTE 7. BANK PREMISES AND EQUIPMENT

         The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

                                                 (In Thousands)
                                                 --------------
                                               2001           2000
                                               ----           ----
Land                                         $  2,601       $  2,614
Buildings                                      10,661          9,349
Furnishings                                     8,308          6,390
                                             --------       --------
                                               21,570         17,137
Less:  Accumulated depreciation                (9,238)        (7,999)
                                             --------       --------

      Bank Premises and Equipment (Net)      $ 12,332       $ 10,354
                                             ========       ========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 8. DEPOSITS

         Time deposits at December 31 consist of the following:

                                           (In Thousands)
                                           --------------
                                         2001          2000
                                         ----          ----
Time deposits under $100,000           $246,455      $238,946
Time deposits of $100,000 or more        81,735        73,545
                                       --------      --------

                                       $328,190      $312,491
                                       ========      ========

         For each of the five years subsequent to December 31, 2001, maturities for time deposits having a remaining term of more than one year follows:

2003                            $ 135,698
2004                               56,378
2005                                4,239
2006 and thereafter                 1,818

         Deposits to directors, executive officers companies in which they have a direct or indirect ownership as of December 31, 2001 and 2000 amounted to $10.7 million and $14.7 million, respectively.

NOTE 9. REPURCHASE AGREEMENTS

         The Bank's policy requires qualifying securities as collateral for the underlying repurchase agreements. As of December 31, 2001 and 2000 securities with a book value of $33.1 million and $25.2 million, respectively, were underlying the repurchase agreements and were under the Bank's control.

NOTE 10. OTHER BORROWINGS

         Other borrowings consisted of the following at December 31:

                                                            (In Thousands)
                                                            --------------
                                                          2001          2000
                                                          ----          ----
Federal Home Loan Bank,  various  loans due  in
  monthly installments of $161 thousand including
  interest plus annual principal payments of $ 400
  thousand plus interest at fixed rates from 5.4%
  to 6.88%. Notes are secured by a blanket lien
  on 100% of the one  to four  family  residential
  mortgage portfolio and Federal Home Loan
  Bank Stock                                            $17,410       $30,786
                                                        -------       -------

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 10. OTHER BORROWINGS (Continued)


         The following is a schedule by years of future minimum principal payments as of December 31:

2002                             $  2,463
2003                                7,309
2004                                1,875
2005                                1,713
2006                                1,634
2007 and thereafter                 2,416
                                 --------

                                 $ 17,410
                                 ========

NOTE 11. FEDERAL INCOME TAXES

         Deferred tax assets and liabilities at December 31 are comprised of the following:

                                              (In Thousands)
                                              --------------
                                             2001        2000
                                             ----        ----
Deferred Tax Assets:
     Allowance for loan losses              $2,187      $2,142
     Net unrealized loss on available-
       for-sale securities                      --          --
                                            ------      ------
                                             2,187       2,142
                                            ------      ------

Deferred Tax Liabilities:
     Accreted discounts on bonds               139          67
     FHLB stock dividends                      497         427
     Mortgage servicing rights                 567         297
     Other                                      50          52
     Net unrealized gain on available-
       for-sale securities                     814         461
                                            ------      ------
                                             2,067       1,304
                                            ------      ------

          Net Deferred Tax Asset            $  120      $  838
                                            ======      ======

         The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 11. FEDERAL INCOME TAXES (Continued)


         The components of income tax expense for the years ended December 31 are as follows:

                                                (In Thousands)
                                                --------------
                                       2001          2000          1999
                                       ----          ----          ----
Current:
      Federal                        $ 2,732       $ 3,173       $ 3,195
Deferred:
      Federal                            160           (55)         (188)
                                     -------       -------       -------

                                     $ 2,892       $ 3,118       $ 3,007
                                     =======       =======       =======

                                                (In Thousands)
                                                --------------
                                       2001          2000          1999
                                       ----          ----          ----
Income tax at statutory rates        $ 3,411       $ 3,485       $ 3,399
Tax effect:
      Tax exempt interest               (596)         (447)         (468)
      Costs attributable to tax
        exempt interest                   77            80            76
                                     -------       -------       -------

                                     $ 2,892       $ 3,118       $ 3,007
                                     =======       =======       =======

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

         Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $472, $410, and $363 thousand for 2001, 2000 and 1999, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

         The Bank has conducted transactions with its officers and directors as set forth in Notes 5 and 8.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 14. COMMITMENTS AND CONTINGENT LIABILITIES

         The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, is as follows:

                                     (In Thousands)
                                     --------------
                                    2001         2000
                                    ----         ----
Commitments to extend credit      $81,654      $74,745
Credit card arrangements           23,809       19,515
Standby letters of credit           1,971          898

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

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 16. REGULATORY CAPITAL REQUIREMENTS (Continued)

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk- weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all the capital adequacy requirements to which it is subject.

         As of December 31, 2001 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

         The Bank's actual and required capital amounts and ratios as of December 31, 2001 and 2000 are as follows:

                                                                                        To Be Well Capitalized
                                                                                            Under the Prompt
                                                                    For Capital            Corrective Action
                                            Actual              Adequacy Purposes(a)         Provisions (a)
                                            ------              --------------------         --------------
                                     (000's)                    (000's)                   (000's)
                                     Amount        Ratio        Amount         Ratio      Amount         Ratio
                                     ------        -----        ------         -----      ------         -----
As of December 31, 2001:
  Total Risk-Based Capital
    (to Risk Weighted Assets)
      Consolidated                  $76,030        16.78%      $36,255         8.00%      $    --          N/A
      Farmers & Merchants
        State Bank                   73,717        15.16%       38,900         8.00%       48,625        10.00%
  Tier 1 Capital
    (to Risk Weighted Assets)
      Consolidated                   68,769        15.17%       18,127         4.00%           --          N/A
      Farmers & Merchants
        State Bank                   57,625        11.85%       19,451         4.00%       29,177         6.00%
  Tier 1 Capital
    (to Adjusted Total Assets)
      Consolidated                   68,769        10.01%       27,488         4.00%           --          N/A
      Farmers & Merchants
        State Bank                   57,625         8.39%       27,473         4.00%       34,341         5.00%

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 16. REGULATORY CAPITAL REQUIREMENTS (Continued)

                                                                                      To Be Well Capitalized
                                                                                          Under the Prompt
                                                                  For Capital            Corrective Action
                                          Actual              Adequacy Purposes(a)         Provisions (a)
                                          ------              --------------------         --------------
                                   (000's)                    (000's)                   (000's)
                                   Amount        Ratio        Amount         Ratio      Amount         Ratio
                                   ------        -----        ------         -----      ------         -----
As of December 31, 2000:
  Total Risk-Based Capital
   (to Risk Weighted Assets)
     Consolidated                  $69,581         15.6%      $35,680          8.0%      $    --          N/A
     Farmers & Merchants
       State Bank                   69,199         14.6%       37,920          8.0%       47,400         10.0%
  Tier 1 Capital
   (to Risk Weighted Assets)
     Consolidated                   63,977         14.3%       17,900          4.0%           --          N/A
     Farmers & Merchants
       State Bank                   53,274         11.3%       18,860          4.0%       28,290          6.0%
  Tier 1 Capital
   (to Adjusted Total Assets)
     Consolidated                   63,977         10.2%       25,090          4.0%           --          N/A
     Farmers & Merchants
       State Bank                   53,274          8.5%       25,070          4.0%       31,340          5.0%

         (a) The amount and ratios provided are minimums under the regulations.

         The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $14.3 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

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

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 17. FAIR VALUE INFORMATION AND INTEREST RATE RISK (Continued)

         The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2001 and 2000 are reflected below:

                                                       2001                        2000
                                                       ----                        ----
                                               Book          Fair          Book          Fair
                                               Value         Value         Value         Value
                                               -----         -----         -----         -----
Financial Assets:
      Cash and cash equivalents               $ 17,842      $ 17,842      $ 17,951      $ 17,951
      Interest bearing deposits                    146           146           100           100
      Federal funds sold                            --            --           370           370
      Available-for-sale securities            172,963       172,963       113,259       113,259
      Federal Home Loan Bank                     3,178         3,178         2,973         2,973
      Net loans                                468,243       489,264       480,645       492,595
      Interest receivable                        6,287         6,287         5,077         5,077

Financial Liabilities:
      Deposits                                $566,157      $574,852      $516,463      $518,648
      Short-term borrowings:
         Federal funds purchased                 5,595         5,595            --            --
         Repurchase agreement sold              20,944        20,944        18,903        18,903
      Other borrowings                          17,410        17,766        30,786        31,313
      Interest payable                           1,921         1,921         1,784         1,784

Off-Balance-Sheet Financial Instruments:
      Commitments to extend credit             105,463       105,463        94,260        94,260
      Standby letters of credit                  1,971         1,971           898           898

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

                  BORROWINGS:

                  Short-term borrowings are carried at cost that approximates fair value. Other long-term debt was generally valued using a discounted cash flows analysis with a discounted rate based on current incremental borrowing rates for similar types of arrangements, or if not available, based on an approach similar to that used for loans and deposits. Long-term borrowings include their related current maturities.

                  ACCRUED INTEREST RECEIVABLE AND PAYABLE:

                  The carrying amounts of accrued interest approximate their fair values.

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 17. FAIR VALUE INFORMATION AND INTEREST RATE RISK (CONTINUED)

                  OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

                  The amounts shown under carrying value represent accruals or deferred fees arising from the related off-balance-sheet financial instruments. Fair value for off-balance-sheet financial instruments are based fees currently charged to enter into similar arrangements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

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

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                                     (In Thousands)
                                                                     --------------
                                                                    2001         2000
                                                                    ----         ----
ASSETS:
       Cash                                                        $   773      $   706
       Related party receivables:
         Dividends                                                     715          300
         Note receivable                                            10,000       10,000
       Investment in subsidiaries                                   59,756       54,741
                                                                   -------      -------

TOTAL ASSETS                                                       $71,244      $65,747
                                                                   =======      =======

LIABILITIES:
       Accrued expenses                                            $   179      $   174
       Dividends payable                                               715          585
                                                                   -------      -------
             Total Liabilities                                         894          759
                                                                   -------      -------

SHAREHOLDERS' EQUITY:
       Common stock, no par value -
         1,500,000 shares authorized; 1,300,000 shares issued       12,677       12,677
       Undivided profits                                            56,092       51,416
       Accumulated other comprehensive income                        1,581          895
                                                                   -------      -------
             Total Shareholders' Equity                             70,350       64,988
                                                                   -------      -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $71,244      $65,747
                                                                   =======      =======

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                              STATEMENTS OF INCOME

                                                         (In Thousands)
                                                         --------------
                                                  2001        2000        1999
                                                  ----        ----        ----
INCOME:
       Equity in net income of subsidiaries      $6,409      $7,055      $6,451
       Interest income                              600         600         600
                                                 ------      ------      ------
             Total Income                         7,009       7,655       7,051
                                                 ------      ------      ------

EXPENSES:
       Miscellaneous                                 23          23          14
       Professional fees                             14          17          18
       Supplies                                       7           7           6
       Taxes                                         30          43          44
                                                 ------      ------      ------
             Total Expense                           74          90          82
                                                 ------      ------      ------

INCOME BEFORE INCOME TAXES                        6,935       7,565       6,969

INCOME TAXES                                        179         174         176
                                                 ------      ------      ------

NET INCOME                                       $6,756      $7,391      $6,793
                                                 ======      ======      ======

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY)
FINANCIAL INFORMATION (Continued)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                              (In Thousands)
                                                                              --------------
                                                                                        Accumulated
                                                                                            Other
                                                              Common       Undivided    Comprehensive
                                                               Stock        Profits         Income          Total
                                                               -----        -------         ------          -----
BALANCE AT DECEMBER 31, 1998                                 $ 12,677       $ 41,002       $  1,671       $ 55,350
  Comprehensive income:
     Net income for 1999                                           --          6,793             --          6,793
     Other comprehensive income net of tax:
           Unrealized (loss) on Available-For-Sale
             securities (net of tax effect of ($1,253))            --             --         (2,454)        (2,454)
     Reclassification adjustment for available
       for sale securities sold (net of tax)                                                     20             20
                                                                                                          --------
           Total comprehensive income                                                                        4,359
  Dividends ($1.40 per share)                                      --         (1,820)            --         (1,820)
                                                             --------       --------       --------       --------
BALANCE AT DECEMBER 31, 1999                                   12,677         45,975           (763)        57,889
  Comprehensive income:
     Net income for 2000                                           --          7,391             --          7,391
     Other comprehensive income net of tax:
           Unrealized gain on Available-For-Sale
             securities (net of tax effect of $853)                --             --          1,658          1,658
                                                                                                          --------
           Total comprehensive income                                                                        9,049
  Dividends ($1.50 per share)                                      --         (1,950)            --         (1,950)
                                                             --------       --------       --------       --------
BALANCE AT DECEMBER 31, 2000                                   12,677         51,416            895         64,988
  Comprehensive income:
     Net income for 2001                                           --          6,756             --          6,756
     Other comprehensive income net of tax:
           Unrealized gain on Available-For-Sale
             securities (net of tax effect of $431)                --             --            836            836
     Reclassification adjustment for available
       for sale securities sold (net of tax)                                                   (150)          (150)
                                                                                                          --------
           Total comprehensive income                                                                        7,442
  Dividends ($1.60 per share)                                      --         (2,080)            --         (2,080)
                                                             --------       --------       --------       --------

BALANCE AT DECEMBER 31, 2001                                 $ 12,677       $ 56,092       $  1,581       $ 70,350
                                                             ========       ========       ========       ========

                        FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                            STATEMENTS OF CASH FLOWS

                                                                      (In Thousands)
                                                                      --------------
                                                              2001         2000          1999
                                                              ----         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                           $ 6,756       $ 7,391       $ 6,793
       Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities:
             Equity in undistributed net income
               of subsidiaries                               (6,409)       (7,055)       (6,451)
             Changes in Operating Assets and
               Liabilities:
                     Accrued expenses                             5            (2)         (178)
                                                            -------       -------       -------
                              Net Cash Provided by
                                Operating Activities            352           334           164
                                                            -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Dividends from wholly-owned subsidiaries               1,665         1,718         1,640
                                                            -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of dividends                                  (1,950)       (2,015)       (1,820)
                                                            -------       -------       -------

                             Net Change in Cash and
                               Cash Equivalents                  67            37           (16)

CASH AND CASH EQUIVALENTS -
  beginning of year                                             706           669           685
                                                            -------       -------       -------

CASH AND CASH EQUIVALENTS -
  END OF YEAR                                               $   773       $   706       $   669
                                                            =======       =======       =======

                        FARMERS & MERCHANTS BANCORP, INC.

                  Five-Year Summary of Consolidated Operations

                                                 2001              2000              1999              1998              1997
                                                 ----              ----              ----              ----              ----
Summary of Income:
     Interest income                         $    48,945       $    48,890       $    43,779       $    42,888       $    40,158
     Interest expense                             25,448            25,509            21,150            22,085            21,139
                                             -----------       -----------       -----------       -----------       -----------
          Net Interest Income                     23,497            23,381            22,629            20,803            19,019
Provision for loan loss                            2,632             1,496             1,637               892             1,111
                                             -----------       -----------       -----------       -----------       -----------
Net interest income after
  provision for loan loss                         20,865            21,885            20,992            19,911            17,908
Other income (expense)                           (11,217)          (11,376)          (11,192)           (8,841)           (8,096)
                                             -----------       -----------       -----------       -----------       -----------
Net income before income taxes                     9,648            10,509             9,800            11,070             9,812
Income taxes                                       2,892             3,118             3,007             3,413             3,035
                                             -----------       -----------       -----------       -----------       -----------

Net income                                   $     6,756       $     7,391       $     6,793       $     7,657       $     6,777
                                             ===========       ===========       ===========       ===========       ===========

Per Share of Common Stock:
       Earnings per common share
         outstanding (Based on weighted
       average number of shares
       outstanding):
          Net income                         $      5.20       $      5.69       $      5.23       $      5.89       $      5.22
          Dividends                          $      1.60       $      1.50       $      1.40       $      1.40       $      1.25
          Weighted average number
            of shares outstanding              1,300,000         1,300,000         1,300,000         1,300,000         1,300,000
Year-end assets                              $   683,626       $   635,160       $   598,529       $   585,869       $   528,273
Average assets                                   663,469           619,075           585,189           553,277           510,163
Year-end capital                                  70,350            64,988            57,889            55,350            48,844
Average equity capital                            69,429            61,488            56,862            52,940            46,548

See Independent Auditors' Report on Supplementary Information.

                        FARMERS & MERCHANTS BANCORP, INC.

                            Quarterly Financial Data


                                                             Quarter Ended in 2001
                                                             ---------------------
                                          Mar 31            Jun 30            Sep 30           Dec 31
                                          ------            ------            ------           ------
Summary of Income:
     Interest income                   $    12,711       $    12,686       $    12,029       $    11,519
     Interest expense                        6,886             6,541             6,178             5,843
                                       -----------       -----------       -----------       -----------
          Net Interest Income                5,825             6,145             5,851             5,676
Provision for loan loss                        184               486               152             1,810
                                       -----------       -----------       -----------       -----------
Net interest income after
  provision for loan loss                    5,641             5,659             5,699             3,866
Other income (expense)                      (2,891)           (2,677)           (3,100)           (2,549)
                                       -----------       -----------       -----------       -----------
Net income before income taxes               2,750             2,982             2,599             1,317
Income taxes                                   832               851               713               496
                                       -----------       -----------       -----------       -----------

Net income                             $     1,918       $     2,131       $     1,886       $       821
                                       ===========       ===========       ===========       ===========

Earnings Per Common Share              $      1.48       $      1.64       $      1.45       $      0.63
                                       ===========       ===========       ===========       ===========

Average common shares outstanding        1,300,000         1,300,000         1,300,000         1,300,000
                                         =========         =========         =========         =========


                                                              Quarter Ended in 2000
                                                              ---------------------
                                          Mar 31            Jun 30            Sep 30           Dec 31
                                          ------            ------            ------           ------
  Summary of Income:
     Interest income                   $    11,642       $    10,578       $    12,421       $    14,249
     Interest expense                        5,776             5,095             6,655             7,983
                                       -----------       -----------       -----------       -----------
          Net Interest Income                5,866             5,483             5,766             6,266
Provision for loan loss                        167               183               630               516
                                       -----------       -----------       -----------       -----------
Net interest income after
  provision for loan loss                    5,699             5,300             5,136             5,750
Other income (expense)                      (2,952)           (2,822)           (2,947)           (2,655)
                                       -----------       -----------       -----------       -----------
Net income before income taxes               2,747             2,478             2,189             3,095
Income taxes                                   758               627               615             1,118
                                       -----------       -----------       -----------       -----------

Net income                             $     1,989       $     1,851       $     1,574       $     1,977
                                       ===========       ===========       ===========       ===========

Earnings Per Common Share              $      1.53       $      1.42       $      1.21       $      1.52
                                       ===========       ===========       ===========       ===========

Average common shares outstanding        1,300,000         1,300,000         1,300,000         1,300,000
                                       ===========       ===========       ===========       ===========

                        FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT


Key Ratios:

                               1997       1998       1999       2000       2001
                              ------     ------     ------     ------     ------
Return on average equity      14.56%     14.46%     11.95%     12.02%      9.73%
Return on average assets       1.33%      1.38%      1.16%      1.19%      1.02%
Loan to deposit ratio         86.31%     78.33%     92.13%     93.00%     82.71%
Capital to assets ratio        9.25%      9.45%      9.67%     10.23%     10.29%



                [GRAPH]                                 [GRAPH]



                [GRAPH]                                 [GRAPH]

                        FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT



                              (In Thousands Except for Per Share Amounts)
                        --------------------------------------------------------
                          1997        1998        1999        2000        2001
                        --------    --------    --------    --------    --------
Loans                   $397,295    $401,192    $456,617    $480,645    $468,243
Total Assets            $528,273    $585,869    $598,529    $635,160    $683,626
Shareholders' Equity    $ 48,844    $ 55,350    $ 57,889    $ 64,988    $ 70,350
Interest Income         $ 40,158    $ 42,888    $ 43,779    $ 48,890    $ 48,945
Interest Expense        $ 21,139    $ 22,085    $ 21,150    $ 25,509    $ 25,448
Net Interest            $ 19,019    $ 20,803    $ 22,629    $ 23,381    $ 23,497
Other Expense           $  8,096    $  8,841    $ 11,192    $ 11,376    $ 11,216
Federal Income Tax      $  3,035    $  3,413    $  3,007    $  3,118    $  2,892
Net Income              $  6,777    $  7,657    $  6,793    $  7,391    $  6,756
Net Income per Share    $   5.22    $   5.89    $   5.23    $   5.69    $   5.20
Dividends per Share     $   1.25    $   1.40    $   1.40    $   1.50    $   1.60



                [GRAPH]                                 [GRAPH]



                [GRAPH]                                 [GRAPH]

                      SELECTED FINANCIAL DATA BY MANAGEMENT

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Farmers & Merchants Bancorp, Inc. has again continued its consistent pattern of solid income and asset growth. Total interest income remained steady at $48.9 for both 2001 and 2000 compared to $43.8 million for 1999. Interest income from loans decreased slightly from $42.6 million for 2000 to $40.7 million for 2001 while still higher than 1999 levels of $37.2 million. This is a result of the loan portfolio decreasing from $480.6 million for 2000 to $468.2 million for 2001 representing a 2.6% decrease, and also as a result of decreasing interest rates. Interest expense has also remained stable at $25.4 million compared to $25.5 million for 2000 and $21.1 million for 1999 even though deposits have risen from $516.4 million for 2000 to $566.1 million for 2001. As a result net interest income also remained stable at $23.5 million for 2001 compared to $23.4 million for 2000 and $22.6 million for 1999.

Other income has increased to $5.6 million for 2001 compared to $3.3 million and $3.1 million for 2000 and 1999, respectively. This increase was primarily a result of an increase in mortgage servicing income that was a result of refinancing of residential mortgages because of the fall in interest rates during 2001. There was also an increase in other service charges such as mastercard fees, profit on checks and miscellaneous customer service charges.

Operating expenses also increased in virtually every category as a result of additional services required to accommodate the increased activity in loans and deposits. Operating expenses for 2001 were $17.2 million compared to $14.6 million and $14.3 million for 2000 and 1999, respectively.

LIQUIDITY

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continue to be among management's top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Company's available for sale securities portfolio. The average aggregate balance of these assets was $136.3 million for 2001 representing 20.5% of total average assets. Of the $170.5 million of debt securities in the portfolio as of December 31, 2001, $45.3 million or 26.5% of the portfolio is expected to mature in 2002.

CAPITAL RESOURCES

Shareholders' equity was $70 million at December 31, 2001 compared to $65 million for 2000. The company continues to have a strong capital base and its bank subsidiary, The Farmers & Merchants State Bank, continues to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 2001, The Farmers & Merchants State Bank had a total risk-based capital ratio of 15.2% and a 11.8% core capital to risk-based asset ratio which are well in excess of regulatory guidelines. The bank's leverage ratio of 8.4% is also substantially in excess of regulatory guidelines. These ratios compare to 14.6%, 11.3% and 8.5%, respectively for 2000.

The Company's subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts.

To accommodate future growth and provide for space for the Company's bank subsidiary's operations department, a $4 million construction project is expected to commence in 2002.

MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which The Company is subject is interest rate risk. The majority of the Company's interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading such as loans, available for sale securities, interest bearing deposits, short term borrowings and long term borrowings. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis in the form of a net interest income to help in this analysis.

TRADING MARKET FOR THE COMPANY'S STOCK

The Company's stock is not actively traded on any exchange. The range and sales prices, based upon information that the Company has been made aware, are listed below:

                                                  Stock Prices
                                        ---------------------------------
                                        Quarter        Low         High
                                        -------      -------      -------
2001 -- by quarter                        1st        $ 85.00      $105.00
                                          2nd          85.00       115.00
                                          3rd          90.00       105.00
                                          4th          90.00       130.00

2000 -- by quarter                        1st        $ 80.00      $115.00
                                          2nd          80.00       115.00
                                          3rd          85.00       115.00
                                          4th          85.00       120.00

Dividends declared on a quarterly basis for the last two fiscal years:

                                        Quarter        2001        2000
                                        -------      -------      -------
Dividends declared per share
                                          1st        $   .35      $   .35
                                          2nd            .35          .35
                                          3rd            .35          .35
                                          4th            .55          .45


There are no conditions that currently exist that would indicate that dividends comparable to those paid in the last two years could not be paid in the foreseeable future.

January 11, 2002


To the Board of Directors
The Farmers & Merchants State Bank
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have examined management's assertion included in the accompanying Management Report that The Farmers & Merchants State Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements in accordance with accounting principles generally accepted in the United States of America as of December 31, 2001, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of The Farmers & Merchants State Bank is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based upon our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that The Farmers & Merchants State Bank maintained a system of internal control over financial reporting which is designed to provided reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements in accordance with accounting principles generally accepted in the United States of America as of December 31, 2001, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

                                            KROUSE, KERN & CO., INC.
                                            Fort Wayne, Indiana

                                MANAGEMENT REPORT
                             as of December 31, 2001

FINANCIAL STATEMENTS

Management of The Farmers & Merchants State Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2001, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

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

Management assessed its internal control structure over financial reporting as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that The Farmers & Merchants State Bank maintained an effective internal control structure over financial reporting as of December 31, 2001.

DESIGNATED LAWS

Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes The Farmers & Merchants State Bank complied in all material respects, with those designated laws and regulations for the year ended December 31, 2001.

      DIRECTOR PLASSMAN RETIRES FROM BOARD

 Maynard Sauder, Harold Plassman, Eugene Bernath
    Merle Short, Joe Crossgrove, Robert Frey,
        Dale Nafziger, Julian Giovarelli
  Anthony Rupp, Jack Johnson, James Saneholtz,
          Jerry Boyers, Dexter Benecke

                                             WAUSEON DOWNTOWN EMPLOYEES
                                              DONATE TO HORSEBACK HAVEN

                                     Jean Horwath, AC/Wauseon Downtown Asst. Mgr
                                          presents check to Diane Timbrook,
                                            Director of Horseback Haven.







            WAUSEON HOMECOMING PARADE

Susan Dieringer, AC/Wauseon Shoop Asst. Mgr. and
       Becky Huddy, Shoop New Accts. Rep.
      and Moola Moola participating in the
           Wauseon Homecoming Parade.


                                   BRANCH ADMINISTRATOR & MANAGERS

                      Stephen Jackson, AVP/Napoleon; Ronald Short, AVP/Stryker;
                                Lance Nofziger, AC/Montpelier W. Main
                      Kelly Bentley, AC/Montpelier Eastside; Deborah Shinabery,
                          AVP/Archbold Woodland; Carol England, AVP/Wauseon
                      Downtown; Gloria Gunn, AVP/Wauseon Shoop; Cynthia Knauer,
                                              AVP/Delta
                       David Frazer, AVP/Bryan E. High; Allen Lantz, VP/Branch
                                            Administrator
                     Michael Smith, AVP/Bryan SouthTowne; Lewis Hilkert, VP/West
                     Unity; Barry Gray, AVP/Swanton; David Kunesh, AVP/Defiance

                                        F & M DONATES TO OPPORTUNITY CENTER

                                    Lance Nofziger, AC/Montpelier W. Main Mgr.
                                     presents "Your Checking Account" packets
                                   to Williams County Opportunity Center teacher
                                                   Kaleb Moore.



       WILLIAMS CO. SENIOR CENTER BINGO

Connie Nickells, Bryan E. High Consumer Lender
 and Ruth Ford, AC/Bryan SouthTowne Asst. Mgr.
              with Bingo players



                                       F & M ONLINE INTERNET BANKING TEAM

                                     Leigh Boothman, Marketing Admin. Asst.;
                                   Marilyn Johnson, AC/Compliance/CRA Officer;
                                         Janet Conley, Operations Dept.
                                         Jay Budde, E-Commerce Officer;
                                 Randal Schroeder, AVP/Chief Operations Officer.




AGRI FINANCE OFFICERS ASSIST WITH FULTON
         CO. JR. LIVESTOCK SALE

     Michael Schnitkey, AC/Napoleon
   J. Scott Miller, AC/Archbold Main;
     Jerry Borton, AC/Wauseon Shoop

                 WILLIAMS COUNTY FAIR DONATION

          Lance Nofziger, AC/Montpelier W. Main Mgr.;
          Ronald Short, AVP/Stryker Mgr.; Allen Dean,
        Williams Co. Agricultural Society Board Member;
   Michael Smith, AVP/Bryan SouthTowne Mgr.; Lewis Hilkert,
VP/West Unity Mgr.; Kelly Bentley, AC/Montpelier Eastside Mgr.


                                               FULTON CO. FAIR GRAND CHAMPION
                                                         DAIRY STEER

                                            Daryl Nofziger, Archbold Equipment;
                                               Cynthia Knauer, AVP/Delta Mgr.;
                                               Terry Rufenacht, Tri Flo, Inc.;
                                            Gloria Gunn, AVP/Wauseon Shoop Mgr.;
                                                 and Jordon Bruner with his
                                                 Grand Champion Dairy Steer.




              SWANTON SCHOOLS MENTORING PROGRAM

 Debra Kauffman, AC/Swanton Asst. Mgr. assists Swanton Park
          Elementary student in Mentoring Program.





                                 RIBBON CUTTING CELEBRATION AT DEFIANCE OFFICE

                                Edward Leininger, EVP/Chief Operating Officer;
                                     David Kunesh, AVP/Defiance Mgr.; and
                               Joe Crossgrove, President/Chief Executive Officer

                                           CUSTOMER APPRECIATE DAY

                             Arthur Short, AC/Archbold Wodland Asst. Mgr. offers
                                David Grime a "Customer Appreciation" apple.




                SANTA CLAUS AT STRYKER OPEN HOUSE

Ronald Short, AVP/Stryker Mgr. and two young lads watch intently as Santa shows them his harmonica.



                                             EMPLOYEE CHRISTMAS PARTY

                                  David Frazer, AVP/Bryan E. High Mgr., and wife
                                      Nanci entertain during annual employee
                                                 Christmas Party.



           WEST UNITY STAFF CELEBRATES 20TH ANNIVERSARY

      Jackie Waggoner, Teller; Jean Gerig, Consumer Lender; Debra Marvin, Teller; Kelly Schaffner, Teller; Janice Cox, Sec. Donna Thompson, Teller; Diane Yeupell, Secretary; Cheryl Grine,
    Teller; Darolee Riegsecker, Teller; Bonnie Gruver, Teller
            Lewis Hilkert, VP/Mgr.; Douglas Bernath,
      Financial Advisor; Ellie Shinhearl, Sec. Supervisor;
     Sheri Rehklau, Sec.; Patricia Burkholder, AC/Asst. Mgr.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matters.

No change of accountants has been made since 1982.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

The information called for herein is presented below:

                                                                                         Year First
                                                   Principal Occupation or                 Became
          Name                  Age             Employment for Past Five Years            Director
---------------------------     ---          ----------------------------------------    ----------
Eugene Bernath                   69          Farmer                                        1978
                                             Chairman of the Board,
                                               Farmers & Merchants Bancorp, Inc.
                                               The Farmers & Merchants State Bank

Dexter Benecke                   59          President, Viking Trucking, Inc.              1999

Jerry L. Boyers                  68          President, Edifice Construction               1976
                                               Management

Joe E. Crossgrove                65          President, Chief Executive Officer            1992
                                               The Farmers & Merchants State Bank

Robert G. Frey                   62          President, E. H. Frey & Sons, Inc.            1987

Julian Giovarelli                70          President, GIO Sales, Inc.                    2000

Jack C. Johnson                  49          President, Hawk's Clothing, Inc.              1991
                                               Partner, REJO Partnership
                                               President, MBC Holdings, Inc.

Dean E. Miller                   58          President, MBC Holdings, Inc.                 1986

Anthony J. Rupp                  52          President, Rupp Furniture Co.                 2000

David P. Rupp Jr.                60          Attorney, Plassman, Rupp, Hensel              2001
                                               & Short

James C. Saneholtz               55          President, Saneholtz-McKarns, Inc.            1995
'
Maynard Sauder                   70          President, Sauder Woodworking Co.             1980

Merle J. Short                   61          Farmer, President of Promow, Inc.             1987

Steven J. Wyse                   57          President, SteelinQ Systems, Inc.             1991

                               EXECUTIVE OFFICERS

                                                    Principal Occupation
          Name                  Age                   for Past Five Years
---------------------------     ---          ----------------------------------------
Eugene Bernath                   69          Farmer
                                             Chairman of the Board
                                             Farmers & Merchants State Bank

Joe E. Crossgrove                65          President, Chief Executive Officer
                                               The Farmers & Merchants State
                                               Bank (since 1991) Executive Vice
                                               President and Treasurer of Farmers
                                               & Merchants Bancorp, Inc.
                                               Director and Vice President of Farmers
                                               & Merchants Life Insurance Co.

Rex D. Rice                      42          Executive Vice President
                                             Chief Lending Officer

Edward Leininger                 45          Executive Vice President
                                             Commercial Loan Officer

Carol England                    61          Assistant Vice President
                                             Corporate Secretary
                                               Branch Manager

Barbara Britenriker              39          Assistant Vice President
                                             Chief Financial Officer
                                               Comptroller

Allen Lantz                      48          Vice President
                                             Branch Administrator



ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 6, 2002 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 6, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHER

There are no transactions to report.


CERTAIN BUSINESS RELATIONSHIPS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 6, 2002 is incorporated herein by reference.

LOANS TO RELATED PARTIES

This information is presented on page 40, Note 5 of the Annual Report to shareholders, and is incorporated herein by reference.

CERTAIN BUSINESS RELATIONSHIPS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 6, 2002 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

            (a)   The following documents are filed as part of this report:

                                                                                  Annual Report
                                                                                  -------------
                  (1)   Financial Statements

                        Report of Independent Accountants                         Page 29
                        Consolidated Balance Sheets                               Page 30
                        Consolidated Statements of Income                         Page 31
                        Consolidated Statements of Changes in
                        Shareholders' Equity                                      Page 32
                        Consolidated Statements of Cash Flows                     Page 33
                        Notes to Consolidated Financial Statements                Pages 34 - 55
                  (2)   Financial Statement Schedules

                        Five Year Summary of Operations                           Page 56
                  (3)   Other Information
                        Selected Financial Data by Management                     Pages 58 - 60
                        Trading Market for the Company's Stock                    Page 61
                        Independent Auditors' Report                              Page 62
                        Management Report                                         Page 63
                        2001 Annual Report Photos                                 Pages 64 - 67
                  (4)   Exhibits

                        (3.1) Articles of Incorporation have been submitted with previous 10-K reports.
                        (13.1) 2001 Annual Report to Shareholders
                               (contained herein)
                        (23.1) Notice of Annual Meeting and Proxy Statement

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

                                                                                  Form 10-K
                                                                                  ---------
                  Schedule of Property and Equipment                               Page 72
                  Schedule of Accumulated Depreciation - Property and Equipment    Page 73

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

                       SCHEDULE OF PROPERTY AND EQUIPMENT
                                 (In Thousands)

                                                                       Exhibit 1




                                       Year Ended December 31, 2001
                            ------------------------------------------------
                            Beginning                                 Ending
                             Balance     Additions    Retirements    Balance
                            ---------    ---------    -----------    -------
Land                         $ 2,614      $    13       $    26      $ 2,601
Building                       9,349        1,312          --         10,661
Equipment                      6,390        1,980            62        8,308
                             -------      -------       -------      -------

                             $18,353      $ 3,305       $    88      $21,570
                             =======      =======       =======      =======


                                       Year Ended December 31, 2000
                            ------------------------------------------------
                            Beginning                                 Ending
                             Balance     Additions    Retirements    Balance
                            ---------    ---------    -----------    -------
Land                         $ 1,983      $   656       $    25      $ 2,614
Building                       9,123          251            25        9,349
Equipment                      6,031          416            57        6,390
                             -------      -------       -------      -------

                             $17,137      $ 1,323       $   107      $18,353
                             =======      =======       =======      =======


                                       Year Ended December 31, 1999
                            ------------------------------------------------
                            Beginning                                 Ending
                             Balance     Additions    Retirements    Balance
                            ---------    ---------    -----------    -------
Land                         $ 1,681      $   302       $  --         $ 1,983
Building                       8,030        1,093          --           9,123
Equipment                      5,867          621           457         6,031
                             -------      -------       -------       -------

                             $15,578      $ 2,016       $   457       $17,137
                             =======      =======       =======       =======

SCHEDULE OF ACCUMULATED DEPRECIATION - PROPERTY AND EQUIPMENT

                                                                       Exhibit 2



                                         Year Ended December 31, 2001
                            ---------------------------------------------------
                            Beginning                                    Ending
                             Balance     Depreciation    Retirements    Balance
                            ---------    ------------    -----------    -------
Land                         $  --          $  --          $  --        $  --
Building                       2,944            306                       3,250
Equipment                      5,055            976             43        5,988
                             -------        -------        -------      -------

                             $ 7,999        $ 1,282        $    43      $ 9,238
                             =======        =======        =======      =======

                                         Year Ended December 31, 2000
                            ---------------------------------------------------
                            Beginning                                    Ending
                             Balance     Depreciation    Retirements    Balance
                            ---------    ------------    -----------    -------
Land                         $  --          $  --          $  --        $  --
Building                       2,668            286             10        2,944
Equipment                      4,293            810             48        5,055
                             -------        -------        -------      -------

                             $ 6,961        $ 1,096        $    58      $ 7,999
                             =======        =======        =======      =======


                                         Year Ended December 31, 1999
                            ---------------------------------------------------
                            Beginning                                    Ending
                             Balance     Depreciation    Retirements    Balance
                            ---------    ------------    -----------    -------

Land                         $  --          $  --          $  --        $  --
Building                       2,406            262           --          2,668
Equipment                      3,742            981            430        4,293
                             -------        -------        -------      -------

                             $ 6,148        $ 1,243        $   430      $ 6,961
                             =======        =======        =======      =======

                        FARMERS & MERCHANTS BANCORP, INC.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                Farmers & Merchants Bancorp, Inc.

                                By: /s/ Joe E. Crossgrove   Date: March 29, 2002
                                    -----------------------       --------------
                                Joe E. Crossgrove
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe E. Crossgrove         Date: March 29, 2002    /s/ Barbara Britenriker       Date: March 29, 2002
-----------------------------      ---------------    -----------------------------      ---------------
Joe E. Crossgrove, Director                           Barbara Britenriker
Chief Executive Officer                               Chief Accounting Officer

/s/ Eugene D. Bernath         Date: March 29, 2002    /s/ Kent Roth                 Date: March 29, 2002
-----------------------------      ---------------    -----------------------------      ---------------
Eugene D. Bernath                                     Kent Roth, Auditor
Director and Chairman

/s/ Dexter Benecke            Date: March 29, 2002    /s/ Anthony J. Rupp           Date: March 29, 2002
-----------------------------      ---------------    -----------------------------      ---------------
Dexter Benecke, Director                              Anthony J. Rupp, Director

/s/ Jerry Boyers              Date: March 29, 2002    /s/ David P. Rupp Jr.         Date: March 29, 2002
-----------------------------      ---------------    -----------------------------      ---------------
Jerry Boyers, Director                                David P. Rupp Jr., Director

/s/ Robert Frey               Date: March 29, 2002    /s/ James Saneholtz           Date: March 29, 2002
-----------------------------      ---------------    -----------------------------      ---------------
Robert Frey, Director                                 James Saneholtz, Director

/s/ Julian Giovarelli         Date: March 29, 2002    /s/ Maynard Sauder            Date: March 29, 2002
-----------------------------      ---------------    -----------------------------      ---------------
Julian Giovarelli, Director                           Maynard Sauder, Director

/s/ Jack C. Johnson           Date: March 29, 2002    /s/ Merle J. Short            Date: March 29, 2002
-----------------------------      ---------------    -----------------------------      ---------------
Jack C. Johnson, Director                             Merle J. Short, Director

/s/ Dean Miller               Date: March 29, 2002    /s/ Steven J. Wyse            Date: March 29, 2002
-----------------------------      ---------------    -----------------------------      ---------------
Dean Miller, Director                                 Steven J. Wyse, Director