Form 10-Q
period 2002-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2002-05-13
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934
               For the transition period from          to
                                              --------    --------
                          Commission File Number 0-14492
                          ------------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                            34-1469491
                -----                                           ----------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

307-11 North Defiance Street, Archbold, Ohio                     43502
--------------------------------------------                --------------
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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                   ---    ---

         Indicate the number of outstanding shares of each of the issuers classes of common stock, as of the latest practicable date:

   Common Stock, No Par Value                           1,300,000
------------------------------------       -------------------------------------
            Class                             Outstanding as of April 1, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

  Form 10-Q Items                                                                             Page
  ---------------
  PART I.        FINANCIAL INFORMATION

  Item   1.      Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets-
                      March 31, 2002, December 31, 2001 and March 31, 2001                     1

                 Condensed Consolidated Statements of Net Earnings-
                      Three Months Ended March 31, 2002 and March 31, 2001                     2

                 Condensed Consolidated Statements of Cash Flows-
                      Three Months Ended March 31, 2002 and March 31, 2001                     3

                 Notes to Condensed Financial Statements                                       4

  Item   2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                5

  PART II.       OTHER INFORMATION

  Item   6.      Exhibits and Reports on form 8K                                               6

  Signatures                                                                                   7

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                              March 31, 2002        December 31, 2001     March 31, 2001
ASSETS:
Cash and due from banks                                            $ 13,435               $ 17,842             $ 19,513
Interest bearing deposits with banks                                    571                    146                  100
Federal funds sold                                                    2,375                      -               19,985
Investment Securities:
   U.S. Treasury                                                      5,391                  5,038                7,794
   U.S. Government                                                  110,813                108,994               66,104
   State & political obligations                                     51,366                 50,819               32,323
   All others                                                         3,578                  8,112               12,724
Loans and leases                                                    464,898                468,243              472,930
Bank premises and equipment-net                                      12,400                 12,332               10,602
Accrued interest and other assets                                    14,154                 12,100               10,100
          TOTAL ASSETS                                            $ 678,981              $ 683,626            $ 652,175

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                                   $ 37,508               $ 41,991             $ 35,506
          Time and savings                                          529,100                524,166              501,296
   Federal funds purchased and securities
     sold under agreement to repurchase                              19,737                 26,539               22,714
   Other borrowed money                                              17,071                 17,410               20,565
   Accrued interest and other liabilities                             3,892                  3,170                4,896
        Total Liabilities                                           607,308                613,276              584,977

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                           12,677                 12,677               12,677
   Undivided profits                                                 57,541                 56,092               52,878
   Accumulated other comprehensive income                             1,455                  1,581                1,643
        Total Shareholders' Equity                                   71,673                 70,350               67,198

LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 678,981              $ 683,626            $ 652,175

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2001 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    for Months ended March 31, 2002 and 2001
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                  Three Months Ended
                                                                          March 31, 2002       March 31, 2001
INTEREST INCOME:
   Loans and leases                                                            $ 9,086             $ 10,822
   Investment Securities:
          U.S. Treasury securities                                                  72                  123
          Securities of U.S. Government agencies                                 1,351                  969
          Obligations of states and political subdivisions                         569                  388
          Other                                                                    104                  220
   Federal funds                                                                    13                  160
   Deposits in banks                                                                 5                   29
            Total Interest Income                                               11,200               12,711
INTEREST EXPENSE:
   Deposits                                                                      4,667                6,039
   Borrowed funds                                                                  349                  847
            Total Interest Expense                                               5,016                6,886
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                                   6,184                5,825
PROVISION FOR LOAN LOSSES                                                          656                  184
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                   5,528                5,641
OTHER INCOME:
   Service charges                                                                 437                  438
   Other                                                                           863                  562
   Net securities gains (losses)                                                    50                  153
                                                                                 1,350                1,153
OTHER EXPENSES:
   Salaries and wages                                                            1,908                1,783
   Pension and other employee benefits                                             456                  464
   Occupancy expense (net)                                                         108                  122
   Other operating expenses                                                      1,833                1,675
                                                                                 4,305                4,044
INCOME BEFORE FEDERAL INCOME TAX                                                 2,573                2,750
FEDERAL INCOME TAXES                                                               670                  832
NET INCOME                                                                       1,903                1,918
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                                        (126)                 748
COMPREHENSIVE INCOME                                                           $ 1,777              $ 2,666
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000                 $ 1.46               $ 1.48
DIVIDENDS DECLARED                                                              $ 0.35               $ 0.35

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                               Three Months Ended
                                                                                      March 31, 2002         March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 1,903                $ 1,918
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                                  365                    284
                Premium amortization                                                            33                    (75)
                Discount amortization                                                           (3)                   (29)
                Provision for loan losses                                                      656                    184
                Provision for deferred income taxes                                              -                   (113)
                (Gain) loss on sale of fixed assets                                             (4)                    (2)
                (Gain) loss on sale of investment securities                                   (50)                  (153)
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                           (2,054)                  (479)
                     Accrued interest payable and other liabilities                            722                    877
          Net Cash Provided by Operating Activities                                          1,568                  2,412
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                       (429)                  (530)
   Proceeds from sale of fixed assets                                                            -                      -
   Proceeds from maturities of investment securities:                                       12,557                  7,805
   Proceeds from sale of investment securities:                                              2,205                  2,105
   Purchase of investment securities-                                                      (13,484)               (11,440)
   Net increase in loans and leases                                                          2,689                  7,531
          Net Cash Used by Investing Activities                                              3,538                  5,471
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                    451                 20,339
   Net change in short-term borrowings                                                      (6,802)                 3,811
   Increase in long-term borrowings                                                              -                      -
   Payments on long-term borrowings                                                           (339)               (10,221)
   Payments of dividends                                                                      (455)                  (455)
          Net Cash Provided by Financing Activities                                         (7,145)                13,474
Net change in cash and cash equivalents                                                     (2,039)                21,357
Cash and cash equivalents - Beginning of year                                               18,421                 18,241
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                               $ 16,382               $ 39,598

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                            $ 13,435               $ 19,513
  Interest bearing deposits                                                                    571                    100
  Federal funds sold                                                                         2,375                 19,985
                                                                                          $ 16,381               $ 39,598

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE          1      BASIS OF PRESENTATION

                     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that are expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

                     LIQUIDITY AND CAPITAL RESOURCES

                     Liquidity for the three months ended March 31, 2002 comes primarily from net income from operations of $1.9 million. This compares with net income of $1.9 million for the same period in 2001. In addition, funds were purchased from correspondents, and the Federal Home Loan Bank when needed.



                     During the year loan balances were reduced by 3.3 million. This was primarily due to the payoff of several participation loans with another institution, and also the refinancing of variable rate mortgages that were on the banks books into fixed rate loans that were sold on the secondary market. This also added substantially to the banks liquidity position as is reflected by the amount of federal funds sold. Loan loss reserve was reduced during the quarter due to a large commercial charge off. The level of the reserve is still considered to be adequate to cover any additional loan losses.

                     The following is a summary of five capital ratios as they are calculated from the March 31, 2002 financial statements. As of March 31, 2002 the most recent notification from FDIC indicate the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                                Primary Ratio                            11.33%
                                Total Capital Ratio                      13.82%
                                Risk Based Capital Tier 1                15.65%
                                Risk Based Capital Tier 2                20.66%
                                Stockholders' Equity/Total Assets        10.56%

                     MARKET RISK

                     Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which the Company is subject is interest rate risk. The majority of the Company's interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading such as loans, available for sales securities, interest bearing deposits, short term borrowings and long term borrowings. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

                     Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis in the form of a net interest income to help in the analysis.

      PART II
                     EXHIBIT AND REPORTS ON FORM 8-K
ITEM          6
                     (B)
                                Reports on Form 8-K

                                No reports on Form 8-K were filed by the
                                registrant during the quarter ended March 31,
                                2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Farmers & Merchants Bancorp, Inc.,



Date:       May 10, 2002                      By:    /s/ Joe E. Crossgrove
                                                      Joe E. Crossgrove
                                                     President and Cashier

Date:       May 10, 2002                      By:   /s/ Randal H. Schroeder
                                                     Randal H. Schroeder
                                                    Asst. Vice-President
                                                and Senior Operations Officer