Form 10-Q
period 2002-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2002-08-09
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X Quarterly Report Pursuant to Section 13 or 15(d)
              ---
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002
                                       OR
                Transition Report Pursuant to Section 13 or 15(d)
              ---
                     of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
                         Commission File Number 0-14492
                          -----------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)



                OHIO                                         34-1469491
--------------------------------------                       ----------
  (State or other jurisdiction of                        (I.R.S Employer
   incorporation or organization)                        Identification No.)

  North Defiance Street, Archbold, Ohio                       43502
--------------------------------------------             --------------
(Address of principal executive offices)                    (Zip Code)


                                 (419) 446-2501
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                     ---    ---



            Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

            Common Stock, No Par Value                    1,300,000
      -------------------------------------     ------------------------------
                  Class                         Outstanding as of July 1, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX




Form 10-Q Items                                                                                          Page
---------------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets-
                  June 30, 2002, December 31, 2001 and June 30, 2001                                       1

               Condensed Consolidated Statements of Income
                  Six Months Ended June 30, 2002 and June 30, 2001                                         2

               Condensed Consolidated Statements of Cash Flows-
                  Six Months Ended June 30, 2002 and June 30, 2001                                         3

               Notes to Condensed Financial Statements                                                     4

Item 2.        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                5

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on form 8K                                                             6

Signatures                                                                                                 7


                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)


                                                               June 30, 2002    December 31, 2001    June 30, 2001
ASSETS:
Cash and due from banks                                         $   16,295         $  17,842           $  21,337
Interest bearing deposits with banks                                 3,507               146                 100
Federal funds sold                                                   1,610                 -              20,535
Investment Securities:
   U.S. Treasury                                                     4,430             5,038               7,784
   U.S. Government                                                 108,795           108,994              80,354
   State & political obligations                                    52,100            50,819              35,173
   All others                                                        3,558             8,112               8,918
Loans and leases                                                   476,077           468,243             460,490
Bank premises and equipment-net                                     12,649            12,332              11,530
Accrued interest and other assets                                   12,671            12,100              10,370
          TOTAL ASSETS                                          $  691,692         $ 683,626           $ 656,591

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                                $   40,573         $  41,991           $  36,052
          Time and savings                                         535,145           524,166             509,652
   Federal funds purchased and securities
     sold under agreement to repurchase                             19,827            26,539              19,585
   Other borrowed money                                             16,726            17,410              18,339
   Accrued interest and other liabilities                            5,191             3,170               3,871
        Total Liabilities                                          617,462           613,276             587,499

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                          12,677            12,677              12,677
   Undivided profits                                                58,634            56,092              54,588
   Accumulated other comprehensive income                            2,919             1,581               1,827
        Total Shareholders' Equity                                  74,230            70,350              69,092

LIABILITIES AND SHAREHOLDERS' EQUITY                            $  691,692         $ 683,626           $ 656,591



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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)




                                                                         Three Months Ended                Six Months Ended
                                                                  June 30, 2002   June 30, 2001     June 30, 2002     June 30, 2001
INTEREST INCOME:
   Loans and leases                                                $    8,558       $   10,652       $   17,644         $  21,474
   Investment Securities:
          U.S. Treasury securities                                         49              121              121               245
          Securities of U.S. Government agencies                        1,356            1,044            2,707             2,013
          Obligations of states and political subdivisions                576              422            1,145               809
          Other                                                            84              178              189               398
   Federal funds                                                           27              203               41               363
   Deposits in banks                                                       12               66               17                95
            Total Interest Income                                      10,662           12,686           21,864            25,397
INTEREST EXPENSE:
   Deposits                                                             4,543            5,958            9,210            11,996
   Borrowed funds                                                         340              583              689             1,430
            Total Interest Expense                                      4,883            6,541            9,899            13,426
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                          5,779            6,145           11,965            11,971
PROVISION FOR LOAN LOSSES                                                 393              486            1,049               670
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                          5,386            5,659           10,916            11,301
OTHER INCOME:
   Service charges                                                        499              471              936               909
   Other                                                                  606              859            1,469             1,420
   Net securities gains (losses)                                           13              153               63               204
                                                                        1,118            1,483            2,468             2,533
OTHER EXPENSES:
   Salaries and wages                                                   1,992            1,768            3,900             3,552
   Pension and other employee benefits                                    467              407              923               871
   Occupancy expense (net)                                                 86              252              194               237
   Other operating expenses                                             1,803            1,733            3,636             3,408
                                                                        4,348            4,160            8,653             8,068
INCOME BEFORE FEDERAL INCOME TAX                                        2,156            2,982            4,731             5,766
FEDERAL INCOME TAXES                                                      543              851            1,213             1,683
NET INCOME                                                              1,613            2,131            3,518             4,083
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                              1,464              184            1,338               932
COMPREHENSIVE INCOME                                               $    3,077       $    2,315       $    4,856         $   5,015
NET INCOME PER SHARE (Based upon
     weighted average nmber of shares outstanding of 1,300,000     $     1.24       $     1.64       $     2.71         $    3.14
DIVIDENDS DECLARED                                                 $     0.40       $     0.35       $     0.75         $    0.70

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)


                                                                                     Six Months Ended
                                                                             June 30, 2002      June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  3,518           $  4,083
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                       730                568
                Premium amortization                                                409                142
                Discount amortization                                               (58)               (80)
                Provision for loan losses                                         1,049                670
                Provision for deferred income taxes                                  10                (88)
                (Gain) loss on sale of fixed assets                                 (10)                11
                (Gain) loss on sale of investment securities                        (63)              (204)
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                  (581)              (774)
                     Accrued interest payable and other liabilities               2,021               (149)
          Net Cash Provided by Operating Activities                               7,025              4,179
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                          (1,037)            (1,755)
   Proceeds from sale of fixed assets                                                 -                  -
   Proceeds from maturities of investment securities:                            35,822             19,451
   Proceeds from sale of investment securities:                                   7,135              2,105
   Purchase of investment securities-                                           (37,893)           (36,300)
   Net increase in loans and leases                                              (8,883)            19,485
          Net Cash Used by Investing Activities                                  (4,856)             2,986
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                       9,561             29,241
   Net change in short-term borrowings                                           (6,712)               682
   Increase in long-term borrowings                                                   -                  -
   Payments on long-term borrowings                                                (684)           (12,447)
   Payments of dividends                                                           (910)              (910)
          Net Cash Provided by Financing Activities                               1,255             16,566
Net change in cash and cash equivalents                                           3,424             23,731
Cash and cash equivalents - Beginning of year                                    17,988             18,241
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                    $ 21,412           $ 41,972

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                 $ 16,295           $ 21,337
  Interest bearing deposits                                                       3,507                100
  Federal funds sold                                                              1,610             20,535
                                                                               $ 21,412           $ 41,972


See Notes to Condensed Consolidated Unaudited Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE   1   BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that are expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

           LIQUIDITY AND CAPITAL RESOURCES

           Liquidity for the six months ended June 30, 2002 comes primarily from net income from operations of $3.5 million. This compares with net income of $4.1 million for the same period in 2001. In addition, funds were purchased from correspondents, and the Federal Home Loan Bank when needed.



           During the year loan balances were increased by 8.9 million. These increases have occurred due to normal lending operations and the conscious decision to retain a certain number of fixed rate mortgages on the Bank's books to help bolster the net interest margin, without substantially affecting the Bank's interest rate risk. Deposits have maintained a steady growth to offset these loans and maintain a good liquidity position.


           The following is a summary of five capital ratios as they are calculated from the June 30, 2002 financial statements:


                  Primary Ratio                                    11.52%
                  Total Capital Ratio                              13.91%
                  Risk Based Capital Tier 1                        15.85%
                  Risk Based Capital Tier 2                        20.73%
                  Stockholders' Equity/Total Assets                10.73%


           MARKET RISK

           Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which the Company is subject is interest rate risk. The majority of the Company's interest rate risk arises, from the instruments, positions and transactions entered into for the purposes other than trading such as loans, available for sale securities, interest bearing deposits, short term borrowings and long term borrowings. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

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



                          0-90 days          90-365 days     1-5 Years        Over 5 Years          Total
Interest Bearing Dep              3,507                                                                  3,507
Investment Securities             8,108             15,930         104,746             40,099          168,883
Loans                           116,286            176,504          85,581            100,157          478,528
    Total Rate
    Sensitive Assets            127,901            192,434         190,327            140,256          650,918

Deposits                        127,052            213,654         235,012                  0          575,718
Fed Funds Purchased
& agreements to repur            19,827                                                                 19,827
Other Borrowings                                     5,000             624             11,102           16,726
    Total Rate
    Sensitive Liabilities       146,879            218,654         235,636             11,102          612,271

Gap                             -18,978            -26,220         -45,309            129,154           38,647


      PART II
                 EXHIBIT AND REPORTS ON FORM 8-K
ITEM       6
                 (A)
                     The following documents are filed as part of this report:

                     None

                 (B)
                     Reports on Form 8-K

                     No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, theeunto duly authorized.

                                             Farmers & Merchants Bancorp, Inc.,



Date:       August 10, 2002                  By:    /s/ Joe E. Crossgrove
                                             ----------------------------------
                                                    Joe E. Crossgrove
                                                    President and Cashier

Date:       August 10, 2002                  By:    /s/ Randal H. Schroeder
                                             ----------------------------------
                                                    Randal H. Schroeder
                                                    Vice-President
                                                    and Sr. Operations Officer

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.