Form 10-Q
period 2002-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2002-11-05
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
              _X_ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002
                                       OR
              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
                         Commission File Number 0-14492
                           -----------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                             34-1469491
          -----------                                         ----------
(State or other jurisdiction of                             (I.R.S Employer
 incorporation or organization)                            Identification No.)

307-11 North Defiance Street, Archbold, Ohio                      43502
--------------------------------------------                  --------------
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

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:


Common Stock, No Par Value                              1,300,000
--------------------------                   ---------------------------------
         Class                               Outstanding as of October 1, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX



Form 10-Q Items                                                                                       Page
---------------
PART I.        FINANCIAL INFORMATION

Item   1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets-
                    September 30, 2002, December 31, 2001 and September 30, 2001                        1

               Condensed Consolidated Statements of Net Income-
                    Nine Months Ended September 30, 2002 and September 30, 2001                         2

               Condensed Consolidated Statements of Cash Flows-
                    Nine Months Ended September 30, 2002 and September 30, 2001                         3

               Notes to Condensed Financial Statements                                                  4

Item   2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                           5

PART II.       OTHER INFORMATION

Item   6.      Exhibits and Reports on form 8K                                                          6

Signatures                                                                                              7

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)


                                                                    Sept 30, 2002      December 31, 2001        Sept 30, 2001
ASSETS:
Cash and due from banks                                                $ 18,783               $ 17,842             $ 10,643
Interest bearing deposits with banks                                        624                    146               12,557
Federal funds sold                                                            0                      -               12,335
Investment Securities:
   U.S. Treasury                                                          4,463                  5,038                7,793
   U.S. Government                                                      102,489                108,994               92,214
   State & political obligations                                         52,982                 50,819               43,198
   All others                                                             3,523                  8,112               10,064
Loans and leases                                                        487,702                468,243              460,189
Bank premises and equipment-net                                          13,611                 12,332               11,745
Accrued interest and other assets                                        12,444                 12,100               13,874
          TOTAL ASSETS                                                $ 696,621              $ 683,626            $ 674,612

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                                       $ 41,680               $ 41,991             $ 37,576
          Time and savings                                              533,264                524,166              518,114
   Federal funds purchased and securities
     sold under agreement to repurchase                                  24,098                 26,539               24,669
   Other borrowed money                                                  14,694                 17,410               17,711
   Accrued interest and other liabilities                                 6,283                  3,170                4,867
        Total Liabilities                                               620,019                613,276              602,937

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                               12,677                 12,677               12,677
   Undivided profits                                                     59,896                 56,092               56,020
   Accumulated other comprehensive income                                 4,029                  1,581                2,978
        Total Shareholders' Equity                                       76,602                 70,350               71,675

LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 696,621              $ 683,626            $ 674,612



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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)


                                                                   Three Months Ended                  Nine Months Ended
                                                              Sept 30, 2002    Sept 30, 2001    Sept 30, 2002    Sept 30, 2001
INTEREST INCOME:
   Loans and leases                                              $ 8,907          $ 9,910          $26,551          $31,384
   Investment Securities:
          U.S. Treasury securities                                    47              123              168              368
          Securities of U.S. Government agencies                   1,265            1,163            3,971            3,176
          Obligations of states and political subdivisions           565              477            1,710            1,287
          Other                                                       85              187              274              585
   Federal funds                                                       8               88               48              451
   Deposits in banks                                                   4               81               22              176
            Total Interest Income                                 10,881           12,029           32,744           37,427
INTEREST EXPENSE:
   Deposits                                                        4,349            5,685           13,560           17,681
   Borrowed funds                                                    339              493            1,027            1,923
            Total Interest Expense                                 4,688            6,178           14,587           19,604
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                     6,193            5,851           18,157           17,823
PROVISION FOR LOAN LOSSES                                            537              152            1,585              822
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                     5,656            5,699           16,572           17,001
OTHER INCOME:
   Service charges                                                   546              500            1,482            1,409
   Other                                                             569              592            2,038            2,013
   Net securities gains (losses)                                       -              204               64              227
                                                                   1,115            1,296            3,584            3,649
OTHER EXPENSES:
   Salaries and wages                                              1,934            1,844            5,834            5,396
   Pension and other employee benefits                               503              476            1,426            1,347
   Occupancy expense (net)                                           166              262              359              367
   Other operating expenses                                        1,628            1,765            5,264            5,173
                                                                   4,231            4,347           12,883           12,283
INCOME BEFORE FEDERAL INCOME TAX                                   2,540            2,648            7,273            8,367
FEDERAL INCOME TAXES                                                 760              713            1,973            2,396
NET INCOME                                                         1,780            1,935            5,300            5,971
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                         1,110            1,150            2,448            2,083
COMPREHENSIVE INCOME                                             $ 2,890          $ 3,085          $ 7,748          $ 8,054
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000  $  1.37          $  1.49          $  4.08          $  4.59
DIVIDENDS DECLARED                                               $  0.40          $  0.35          $  1.15          $  1.05




See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                  Nine Months Ended
                                                                           Sept 30, 2002     Sept 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $  5,300           $  5,971
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                   1,095                916
                Premium amortization                                              451                223
                Discount amortization                                             (61)               (68)
                Provision for loan losses                                       1,585                822
                Provision for deferred income taxes                               (49)                14
                (Gain) loss on sale of fixed assets                               (53)                 6
                (Gain) loss on sale of investment securities                      (64)              (227)
                Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                (295)            (4,928)
                     Accrued interest payable and other liabilities             3,113                847
          Net Cash Provided by Operating Activities                            11,022              3,576
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                        (2,321)            (2,313)
   Proceeds from sale of fixed assets                                               -                  -
   Proceeds from maturities of investment securities:                          45,998             28,759
   Proceeds from sale of investment securities:                                 7,135              2,105
   Purchase of investment securities-                                         (41,506)           (65,748)
   Net increase in loans and leases                                           (21,044)            20,182
          Net Cash Used by Investing Activities                               (11,738)           (17,015)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                     8,787             39,227
   Net change in short-term borrowings                                         (2,441)             5,766
   Increase in long-term borrowings                                                 -                  -
   Payments on long-term borrowings                                            (2,716)           (13,075)
   Payments of dividends                                                       (1,495)            (1,365)
          Net Cash Provided by Financing Activities                             2,135             30,553
Net change in cash and cash equivalents                                         1,419             17,114
Cash and cash equivalents - Beginning of year                                  17,988             18,241
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                  $ 19,407           $ 35,355

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                               $ 18,783           $ 10,643
  Interest bearing deposits                                                       624             12,557
  Federal funds sold                                                                -             12,335
                                                                             $ 19,407           $ 35,535


See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE    1      BASIS OF PRESENTATION

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that are expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

               LIQUIDITY AND CAPITAL RESOURCES

               Liquidity for the nine months ended September 30, 2002 comes primarily from net income from operations of $5.3 million. This compares with net income of $5.9 million for the same period in 2001. In addition, funds were purchased from correspondents, and the Federal Home Loan Bank when needed.



               During the year loan balances were increased by 19.5 million. These increases have occurred due to normal lending operations and the conscious decision to retain a certain number of fixed rate mortgages on the Bank's books to help bolster the net interest margin, without substantially affecting the Bank's interest rate risk. Deposits have maintained a steady growth to offset these loans and maintain a good liquidity position.


               The following is a summary of five capital ratios as they are calculated from the September 30, 2002 financial statements:


                      Primary Ratio                                 11.79%
                      Total Capital Ratio                           14.16%
                      Risk Based Capital Tier 1                     16.19%
                      Risk Based Capital Tier 2                     21.05%
                      Stockholders' Equity/Total Assets             10.99%

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


                           0-90 days        90-365 days        1-5 Years       Over 5 Years         Total
Interest Bearing Dep            624                                                                     624
Investment Securities         8,048            15,741           100,106            39,562           163,457
Loans                       115,556           157,625            90,613           125,745           489,539
    Total Rate
    Sensitive Assets        124,228           173,366           190,719           165,307           653,620

Deposits                    142,599           208,798           223,547                 0           574,944
Fed Funds Purchased
& agreements to repur        24,098                                                                  24,098
Other Borrowings                                5,000               414             9,280            14,694
    Total Rate
    Sensitive Liabilities   166,697           213,798           223,961             9,280           613,736

Gap                         -42,469           -40,432           -33,242           156,027            39,884




    PART II
                 EXHIBIT AND REPORTS ON FORM 8-K
ITEM       6
                 (A)
                      The following documents are filed as part of this report:

                                    None

                 (B)
                      Reports on Form 8-K

                      No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Farmers & Merchants Bancorp, Inc.,



Date:       November 1, 2002                By:    /s/ Joe E. Crossgrove
                                            -------------------------------
                                                    Joe E. Crossgrove
                                                   President and Cashier

Date:       November 1, 2002                By:   /s/ Randal H. Schroeder
                                            --------------------------------
                                                   Randal H. Schroeder
                                                   Vice-President
                                                and Sr. Operations Officer

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in the other factors that could significantly affect internal controls subsequent to September 30, 2002.

I, Joe E. Crossgrove, President/CEO, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Farmers & Merchants Bancorp, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 11-1-02
     ----------------------
                                               /s/ Joe E. Crossgrove
                                              -----------------------
                                                 Joe E. Crossgrove
                                                   President/CEO


* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

I, Barbara J. Britenriker, Sr. VP/CFO certify that:


1. I have reviewed this quarterly report on Form 10-Q of Farmers & Merchants Bancorp, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 11-1-02
     -------------------
                                         /s/ Barbara J. Britenriker
                                         --------------------------
                                           Barbara J. Britenriker
                                                Sr. VP/CFO


* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.