Form 10-K
period 2002-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2003-03-31
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
                X  Annual Report Pursuant to Section 13 or 15(d)
              -----
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002
                                       or
                Transition Report Pursuant to Section 13 or 15(d)
           -----
                     of the Securities Exchange Act of 1934
                    For the transition period from        to
                                                   ------    -------

                         Commission File Number 0-14492
                         ------------------------------
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------

           OHIO                                            34-1469491
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)

307-11 North Defiance Street
         Archbold, Ohio                                        43502
-------------------------------                  -------------------------------
      (Address of principal                                 (Zip Code)
       Executive offices)

        Registrant's telephone number , including area code (419)446-2501
        -----------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
         Title of each class                             which registered
              None                                             None
-------------------------------                     --------------------------
-------------------------------                     --------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                         Common shares without par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

As of March 1, 2003, Registrant had outstanding 1,300,000 shares of common stock at a market value of $123,500,000.

                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS



                                                                                   PAGE
Form 10-K Items

Item 1.           Business                                                         2 - 20

Item 2.           Properties                                                           20

Item 3.           Legal Proceedings                                                    21

Item 4.           Submission of Matters to a Vote
                  of Security Holders                                                  21

Item 5.           Market for Registrant's Common Equity
                  and Related Stockholder Matters                                      21

Item 6.           Selected Financial Data                                              21

Item 7.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                    7 - 19

Item 8.           Financial Statements and Supplementary Data                     22 - 67

Item 9.           Disagreements on Accounting and
                  Financial Disclosure                                                 68

Item 10.          Directors and Executive Officers
                  of the Registrant                                               68 - 69

Item 11.          Management Remuneration and Transactions                             69

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management                                     69

Item 13.          Certain Relationships and Related
                  Transactions                                                         70

Item 14.          Controls and Procedures                                              70

Item 15.          Financial Schedules and Reports on Form 8-K                     71 - 73
                  Schedule 1 - Schedule of Property and Equipment                      72
                  Schedule 2 - Schedule of Accumulated Depreciation -
                                 Property and Equipment                                73

Signatures                                                                             74

Certification                                                                     75 - 76

Exhibit 99.1                                                                           77

Exhibit 99.2                                                                           78

Total Pages:                                                                           78

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

The bank experienced growth, especially during the post-war years and early 1950's. By 1958, the bank's resources had grown to $7.5 million. The directors and officers realized the need for a larger building to accommodate the increase in business and services. In 1958, the bank moved to its present N. Defiance Street location greatly improving service to its customers and offering drive-up banking, electronic bookkeeping, convenient parking, and a social room for the community to use. The new building featured the latest in modern banking facilities and The Farmers & Merchants State Bank was prepared to more efficiently serve the ever growing community.

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

New computerized proof equipment to capture the required data in today's complex and competitive banking environment was also added during 1985, along with a new division being added to the Operations Department in the creation of the Central Information File Department. Plus, two new branches were opened for business, the Delta office in June and the all-new Bryan E. High Street office in December.

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

With strong earnings, outstanding asset quality, and the bank expanding its presence in the market area, 1994 was a very special year for The Farmers & Merchants State Bank. The goals for 1994 were exceeded, with a new high in assets of $406 million. With a growing interest to expand the bank's market area and branch into Henry County, an application was submitted for a Napoleon office. Once the application was approved, the bank wasted no time in getting the building constructed. The full service Napoleon Office, with a drive-up ATM, was conveniently located on St. Rt. 108 on the north edge of Napoleon making it easily accessible for the residents of Henry County.

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

In June of 1996, Farmers & Merchants Bancorp split its stock, 5 for 1. The goal was to bring the price per share down so it would be more affordable and possibly encourage trading. Also during that year, The Farmers & Merchants State Bank again hit a new growth plateau. Year end assets were over $500 million.

The Bank continued to expand ATM locations during 1997 by installing a drive-up machine at our West Unity office. During the fourth quarter 1997 an ATM (cash dispensing only) was installed at Wyse Commons at the Fairlawn Haven Complex in Archbold. 1997 proved to be a very profitable year for the Bank and ended the year with $528 million in assets. An application was submitted and approved for a new full service office to be located at the east end of the village of Montpelier. Construction of that building began in October 1997 and was open for business in June 1998.

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

Construction of the Swanton Office began in June 1999. This office, which opened in November 1999, is the bank's first office located in Lucas County. With the addition of another drive-up ATM at the Swanton Office, there were 19 ATM locations. Assets at the end of the fourth quarter were $598 million.

In 2000, two new automated teller machines were added to off-site locations, Sauder Village in Archbold, Ohio and the Delta Eagles in Delta, Ohio. In December of 2000 construction of the new Defiance Banking Center began. Assets at the end of the fourth quarter exceeded $635 million.

In 2001 the new Defiance branch was opened in Defiance, Ohio and an ATM was placed at the Bryan Eagles, Bryan, Ohio. With the Main office experiencing a lack of office space, plans for a new operations facility were in progress. The ATM was removed from Beck's Petro County Store, Ridgeville Corners.

During the first quarter of 2002, construction of the new operations center began on the corner of Fulton County Rd. C and Clyde's Way, Archbold, Ohio. Occupation of the center is planned for the first quarter of 2003.

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

NATURE OF ACTIVITIES

The Farmers & Merchants State Bank through its equivalent of 275 full time employees engages in general commercial banking and savings business. Its activities include commercial and residential mortgage, consumer, and credit card lending activities. Because of the geographical locations in which the bank's branches are located, a substantial amount of the bank's loan portfolio is composed of loans made to the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. The bank also is engaged in direct finance leasing and has invested in leveraged type leases, although the activity in this area has substantially decreased in recent years.

The bank also provides checking account services, as well as, savings and other time deposit services such as certificates of deposits. In addition, ATM's (automated teller machines) (Money Access Corporation) are also provided in its offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta and Napoleon, Montpelier, Swanton, and Defiance. Two ATM's are also located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations are at Northwest State Community College, Archbold; Williams County Hospital, Bryan; Fairlawn Haven Wyse Commons, Archbold; Repp Oil, Fayette; Delta Eagles, Bryan; and Sauder Village Barn Restaurant, Archbold.

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

The commercial banking business in the geographical area in which The Farmers & Merchants State Bank operates is highly competitive. In its banking activities, it competes directly with other commercial banks and savings and loan institutions in each of its operating localities. The following is a summary by geographical area of The Farmers & Merchants State Bank principal competition:

          Branch                                 Location
------------------------        ------------------------------------------------
Archbold, Ohio                  Sky Financial (2 offices)

Wauseon, Ohio                   National City Bank (Subsidiary of National City
                                  Corporation)
                                First Federal Savings & Loan of Defiance
                                City Loan Bank
                                State Bank & Trust Company
                                Sky Financial
                                Midwest Community Federal Credit Union

Stryker, Ohio                   Sky Financial

West Unity, Ohio                National Bank of Montpelier

Delta, Ohio                     State Bank & Trust Company
                                First Federal Savings & Loan of Delta

Bryan, Ohio                     Sky Financial (2 offices)
                                National City Bank (Subsidiary of National City
                                  Corporation)
                                First Federal Savings & Loan of Defiance
                                  (2 offices)
                                Community First Bank & Trust
                                National Bank of Montpelier
                                Midwest Community Federal Credit Union

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

Swanton, Ohio                   Fifth Third Bank
                                National City Bank
                                First Federal Savings & Loan of Delta
                                Key Bank

Defiance, Ohio                  State Bank & Trust Company (4 offices)
                                First Federal Bank of the Midwest
                                Sherwood State Bank
                                City Loan
                                American General
                                Midwest Community Federal Credit Union
                                Fort Defiance Federal Credit Union
                                Sky Financial


SELECTED STATISTICAL AND FINANCIAL INFORMATION

EARNINGS SUMMARY

Farmers & Merchants Bancorp, Inc. reported net income of $7.4 million for 2002, which is an increase of $642 thousand over the 2001 net income of $6.8 million, and virtually the same as 2000 net income of $7.4 million. Earnings per share correspondingly increased for 2002 to $5.69 per share compared to $5.20 per share and $5.69 per share for 2000 and 1999, respectively.

INTEREST INCOME

The following table presents net interest income, interest spread and net interest margin for the three years 2000 through 2002, comparing average outstanding balances of earnings assets and interest bearing liabilities with the associated interest income and expense and their corresponding average rates of earned and paid. The tax exempt asset yields have been tax effected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include nonperforming loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

                                                        2002
                                      -----------------------------------------
                                      Average         Interest/
                                      Balance         Dividends      Yield/Rate
                                      -------         ---------      ----------
        ASSETS
Interest Earning Assets:
  Loans (1)                           $476,981        $ 35,309           7.40%
  Taxable investment securities        134,990           6,410           4.75%
  Tax-exempt investment securities      39,812           1,622           4.07%
  Interest bearing deposits                823              25           3.04%
  Federal funds sold                     3,522              58           1.65%
                                      --------        ---------      ----------
    Total Interest Earning Assets      656,128        $ 43,424           6.62%
                                                      =========      ==========
Non-Interest Earning Assets:
  Cash and cash equivalents             15,873
  Other assets                          23,135
                                      ---------
      Total Assets                    $695,136
                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
  Savings deposits                                  $197,819             $  1,705                0.86%
  Other time deposits                                333,247               15,869                4.76%
  Other borrowed money                                17,773                  990                5.57%
  Federal funds purchased and securities
   sold under agreement to repurchase                 23,609                  415                1.76%
                                                    --------             --------
    Total Interest Bearing Liabilities               572,448             $ 18,979                3.32%
                                                                         ========              =======
Non-Interest Bearing Liabilities:
  Non-interest bearing demand deposits                40,485
  Other                                                7,708
                                                    --------
        Total Liabilities                            620,641
Stockholders' Equity                                  74,495
                                                    --------
        Total Liabilities and
         Shareholders' Equity                       $695,136
                                                    ========

Interest/dividend income/yield                                           $ 43,424                6.62%
Interest expense/yield                                                     18,979                3.32%
                                                                         --------              -------
  Net Interest Spread                                                    $ 24,445                3.30%
                                                                         ========              =======
  Net Interest Margin                                                                            3.73%
                                                                                               =======



                                                                     2001
                                              -----------------------------------------------------
                                               Average            Interest/
                                               Balance            Dividends              Yield/Rate
                                              --------            ---------              ----------
        ASSETS
Interest Earning Assets:
  Loans (1)                                   $472,181            $ 40,728                 8.63%
  Taxable investment securities                106,774               6,203                 5.81%
  Tax-exempt investment securities              29,565               1,310                 4.43%
  Interest bearing deposits                        120                 231               192.50%
  Federal funds sold                            11,342                 473                 4.17%
                                              --------            --------
    Total Interest Earning Assets              619,982            $ 48,945                 7.89%
                                                                  ========               =======
Non-Interest Earning Assets:
  Cash and cash equivalents                     22,847
  Other assets                                  20,640
                                              --------
        Total Assets                          $663,469
                                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
  Savings deposits                                  $179,610             $  4,898                 2.73%
  Other time deposits                                320,341               18,049                 5.63%
  Other borrowed money                                20,822                2,085                10.01%
  Federal funds purchased and securities
   sold under agreement to repurchase                 25,656                  416                 1.62%
                                                    --------             --------
     Total Interest Bearing Liabilities              546,429             $ 25,448                 4.66%
                                                                         ========              ========
Non-Interest Bearing Liabilities:
  Non-interest bearing demand deposits                42,170
  Other                                                5,440
                                                    --------
        Total Liabilities                            594,039
Stockholders' Equity                                  69,430
                                                    --------
        Total Liabilities and
         Shareholders' Equity                       $663,469
                                                    ========

Interest/dividend income/yield                                           $ 48,945                 7.89%
Interest expense/yield                                                     25,448                 4.66%
                                                                         --------              --------
  Net Interest Spread                                                    $ 23,497                 3.24%
                                                                         ========              ========
  Net Interest Margin                                                                             3.79%
                                                                                               ========



                                                                     2000
                                               -------------------------------------------------
                                               Average            Interest/
                                               Balance            Dividends           Yield/Rate
                                               -------            ---------           ----------
        ASSETS
Interest Earning Assets:
  Loans (1)                                   $475,035            $ 42,661               8.98%
  Taxable investment securities                 78,995               4,782               6.05%
  Tax-exempt investment securities              27,094               1,313               4.85%
  Interest bearing deposits                        100                   4               4.00%
  Federal funds sold                             2,021                 130               6.43%
                                              --------            --------
    Total Interest Earning Assets              583,245            $ 48,890               8.38%
                                                                  ========             =======
Non-Interest Earning Assets:
  Cash and cash equivalents                     16,020
  Other assets                                  19,810
                                              --------
        Total Assets                          $619,075
                                              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
  Savings deposits                                  $143,675             $  4,805                3.34%
  Other time deposits                                304,666               17,494                5.74%
  Other borrowed money                                28,637                1,942                6.78%
  Federal funds purchased and securities
   sold under agreement to repurchase                 20,670                1,268                6.13%
                                                    --------             --------
    Total Interest Bearing Liabilities               497,648             $ 25,509                5.13%
                                                                         ========              =======
Non-Interest Bearing Liabilities:
  Non-interest bearing demand deposits                54,837
  Other                                                5,102
                                                    --------
        Total Liabilities                            557,587
Stockholders' Equity                                  61,488
                                                    --------
        Total Liabilities and
         Shareholders' Equity                       $619,075
                                                    ========
Interest/dividend income/yield                                           $ 48,890                8.38%
Interest expense/yield                                                     25,509                5.13%
                                                                         --------              -------
  Net Interest Spread                                                    $ 23,381                3.26%
                                                                         ========              =======
  Net Interest Margin                                                                            4.01%
                                                                                               =======

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

                                                               2002 vs 2001
                                                 ------------------------------------------------
                                                    Net                     Due to Change in
                                                  Change               Volume              Rate
                                                 -------             -------             -------
Interest Earned On:
  Loans                                          $(5,419)            $   355             $(5,774)
  Taxable investment securities                      207               1,340              (1,133)
  Tax-exempt investment securities                   312                 417                (105)
  Interest bearing deposits                         (206)                 21                (227)
  Federal funds sold                                (415)               (129)               (286)
                                                 -------             -------             -------
        Total Interest Earning Assets            $(5,521)            $ 2,005             $(7,526)
                                                 =======             =======             =======
Interest Paid On:
  Savings deposits                               $(3,193)            $   157             $(3,350)
  Other time deposits                             (2,180)                615              (2,795)
  Other borrowed money                            (1,095)               (170)               (925)
  Federal funds sold and security
   repurchase agreements                              (1)                (36)                 35
                                                 -------             -------             -------
                                                 $(6,469)            $   566             $(7,035)
                                                 =======             =======             =======

                                                                2001 vs 2000
                                                 -----------------------------------------------
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
                                                 =======             =======             =======

Interest income from fees on loans and leases decreased $5.4 million to $35.3 million for 2002 from $40.7 million for 2001. This compares with a decrease of $2 million for 2001 under 2000 interest income of $42.7 million. The decrease for 2001 was primarily due to a decrease in commercial loan activity, while the decrease for 2002 was primarily due to a drop in interest rates.

Net interest margin was 3.73 percent for 2002, 3.79% for 2001, and 4.01% for 2000. Although the interest rate earned on the bank's interest earning assets dropped in 2002, there was a corresponding drop in the interest rate paid on deposits resulting in a net interest margin approximately the same as for 2001.

NON-INTEREST INCOME

Non-interest income for 2002 of $5.8 million is just slightly less than that for 2001 of $5.9 million. Non-interest income for 2001 experienced a dramatic increase over 2000 levels due to an increase in fixed rate mortgage loan activity as a result of the favorable interest rates for such loans in 2001. These types of loans are sold to investors while the Bank retains the mortgage servicing rights on these loans. As a result, mortgage servicing rights income increased $1.6 million for 2001 over 2000 mortgage servicing rights income of $113 thousand. As a result of the refinancing activity in 2001, there was not as much of this activity in 2002. As a result mortgage servicing rights for 2002 dropped to a level similar to that of 2000. Service charges on deposits and other service charges increased for 2002 enough to offset the drop in mortgage servicing rights income.

NON-INTEREST EXPENSE

Non-interest expense for 2002 increased approximately a half a million dollars for 2002 over 2001 to $17.7 million, a 3.2 percent increase. This compares to an increase of $2.9 million or 17.2 percent increase for 2001 over 2000.

FINANCIAL CONDITION

Average earning assets have again demonstrated consistent growth over the last three years. Average earnings assets for 2002 were $656 million compared to $620 million for 2001 and $583 million for 2000. This growth in average earnings assets represent a 5.83 percent and 6.3 percent for 2002 and 2001, respectively. Almost all of the increase in assets for 2002 over 2001 has been in the securities available for sale. Average interest bearing liabilities have also showed steady increases rising $26 million in 2002 and an increase of $48.8 million in 2001.

INVESTMENT SECURITIES

Security balances at December 31 are summarized below:

                                                                        (In Thousands)
                                                        ------------------------------------------------------
                                                                2002             2001             2000
                                                        ---------------    ---------------    -----------------
U.S. Treasury and Government agencies                      $104,618            $ 92,622            $ 61,115
Mortgage-backed securities                                   16,618              21,409               7,863
State and local governments                                  55,860              50,819              32,157
Corporate debt securities                                     1,650               7,091               9,196
Commercial paper                                               --                   974               2,908
Equity securities                                                47                  47                  20
                                                           ========            ========            ========
                                                           $178,793            $172,962            $113,259
                                                           ========            ========            ========

The following table sets forth (dollars in thousands) the maturities of investment securities at December 31, 2002 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.


                                                                             Maturities
                                               -----------------------------------------------------------------------
                                                                                                    After One Year
                                                      Within One Year                               Within Five Years
                                               ----------------------------       ------------------------------------
                                                Amount               Yield          Amount              Yield
                                                ------               -----          ------              -----
U.S. Treasury                                  $ 1,927               5.41%         $ 2,198               3.08%
U.S. Government agency                          42,313               4.13%          55,256               4.60%
Mortgage-backed securities                       3,227               1.70%           7,800               5.11%
State and local governments                      8,370               4.86%          20,160               5.95%
Taxable state and local governments                499               6.00%           8,243               5.58%
Corporate debt securities                          501               3.60%           1,114               3.68%
Commercial paper                                  --                 0.00%            --                 0.00%


                                                                             Maturities
                                                --------------------------------------------------------------
                                                      After Five Years
                                                      Within Ten Years                   After Ten Years
                                                --------------------------         ---------------------------
                                                Amount               Yield           Amount             Yield
                                                ------               -----           ------             -----
U.S. Treasury                                  $  --                 0.00%         $  --                 0.00%
U.S. Government agency                            --                 0.00%            --                 0.00%
Mortgage-backed securities                       5,095               4.90%            --                 0.00%
State and local governments                     14,758               5.84%             536               7.00%
Taxable state and local governments              1,118               6.22%            --                 0.00%
Corporate debt securities                         --                 0.00%            --                 0.00%
Commercial paper                                  --                 0.00%            --                 0.00%

At December 31, 2002 the Bank held no large block of any one investment security, except for U.S. Treasury and other U.S. Government agencies. One holding in debt securities exceeded $3.4 million which was a FHLMC Agency note maturing July 15, 2005. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.3 million. This is required in order to obtain Federal Home Loan Bank Loans.

LOAN PORTFOLIO

The Bank's various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures. The following table shows the Bank's loan portfolio by category of loan:

                                                                         (In Thousands)
                                   -----------------------------------------------------------------------------------------
                                    2002                  2001                2000              1999                   1998
                                   -----                  ----                ----              ----                   ----
Loans:
  Commercial/industrial            $100,119            $ 96,992            $ 96,990            $100,996            $ 81,253
  Agricultural                       66,136              53,717              51,337              46,035              38,882
  Real estate mortgage              272,857             247,545             261,289             237,056             200,675
  Installment                        51,156              55,845              69,081              71,662              68,385
  IDB                                 7,810               7,590               8,647               7,015               4,587
                                   --------            --------            --------            --------            --------
        Total Loans                $498,078            $461,689            $487,344            $462,764            $393,782
                                   ========            ========            ========            ========            ========


The following table shows the maturity of loans:

                                                                   Maturities (In Thousands)
                                             --------------------------------------------------------------------
                                                                  After One
                                              Within             Year Within           After
                                             One Year            Five Years          Five Years            Total
                                             --------            ----------          ----------            -----
Commercial/industrial/agriculture            $ 87,449            $ 32,330            $ 46,476            $166,255
Real estate mortgage                            6,738              24,407             241,712             272,857
Installment                                     8,573              36,449               6,134              51,156
Industrial Development Bonds                    1,702               1,921               4,187               7,810


The following table presents the total of loans due after one year which have 1) predetermined interest rates and 2) floating or adjustable interest rates:

                                                                              (In Thousands)
                                                                        --------------------------
                                                                            Fixed       Variable
                                                                            Rate          Rate
                                                                       ------------     ---------
Real estate                                                             $   62,940      $ 216,531
Commercial and industrial                                                   70,509         95,208
Consumer, Master Card and overdrafts                                        49,591          1,565
Industrial Development Bonds                                                 7,810           --

The following table summarizes the Company's non-accrual and past due loans as of December 31:


                                                                       (In Thousands)
                                     ---------------------------------------------------------------------------------
                                         2002           2001                2000              1999              1998
                                     ----------       ----------         -----------        --------           ------
Nonaccrual loans                   $ 6,014            $ 5,353            $ 6,622            $ 6,504            $ 6,455
Accruing loans past due
  90 days or more                    2,589              5,408              2,577              2,264              1,988
                                   -------            -------            -------            -------            -------
        Total                      $ 8,603            $10,761            $ 9,199            $ 8,768            $ 8,443
                                   =======            =======            =======            =======            =======

As of December 31, 2002, management, to the best of their knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

Although loans may be classified as non-performing, many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $1.5 million for 2002 and $1.9 million for 2001. Any collections of interest on non-accrual loans are included in interest income when collected. This amounted to $195 for 2002, $257 thousand for 2001 and $177 for 2000.

Loans are placed on non-accrual status in the event one of the following occurs: the total line of the customer is charged off to the extent of 50%, the loan is in past due status for more than 180 days.

The $6 million of non-accrual loans as of December 31, 2002 are secured.

At December 31, 2002 the Bank has $8.6 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently that quarterly.

The amount of the potential problem loans was considered in management's review of the loan loss reserve required at December 31, 2002.

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

At December 31, 2002, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $66 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

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

As can be seen from the table below, charge-offs increased to $3.1 million for 2002, and the provision was $2.6 million. Both of these amounts are up significantly over prior years. Credit losses in the installment loan and real estate loan portfolio have remained fairly steady even given the downturn in the economy. The increase was primarily the result of one large commercial credit in which $1,500,000 of the note was written off and another $1.75 million of this loan was added to the reserve for loan losses.

The following table presents a reconciliation of the allowance for loan losses:

                                                                      (In Thousands)
                                          ---------------------------------------------------------------------
                                             2002            2001             2000          1999         1998
                                          --------        --------          --------      --------     --------
Loans                                     $498,078        $461,689          $487,344      $462,764     $393,782
                                          ========        ========          ========      ========     ========

Daily average of outstanding loans        $475,035        $472,181          $475,035      $428,087     $408,291
                                          ========        ========          ========      ========     ========
Allowance for loan losses-January 1       $  7,275        $  7,160          $  6,750      $  5,850     $  5,850
  Loans Charged Off:
     Commercial                              2,987           1,826               257           185          472

     Installment                             1,050           1,254             1,883         1,085        1,260

     Real estate mortgages                     215              54               233           304           42
                                          --------        --------          --------      --------     --------
                                             4,252           3,134             2,373         1,574        1,774
                                          --------        --------          --------      --------     --------
  Loan Recoveries:
     Commercial                                801             421               358           493          540
     Installment                               366             191               923           331          339
     Real estate mortgages                      16               5                 6            13            3
                                          --------        --------          --------      --------     --------
                                             1,183             617             1,287           837          882
                                          --------        --------          --------      --------     --------
Net Charge Offs                              3,069           2,517             1,086           737          892
                                          --------        --------          --------      --------     --------
Provision for loan loss                      2,194           2,632             1,496         1,637          892
                                          --------        --------          --------      --------     --------
Allowance for loan losses-December 31     $  6,400        $  7,275          $  7,160      $  6,750     $  5,850
                                          ========        ========          ========      ========     ========
Ratio of net charge-offs to average
 loans outstanding                            0.65%           0.53%             0.23%         0.17%        0.22%
                                          ========        ========          ========      ========     ========

Allocation of the allowance for loan losses among the various loan categories is as follows:

                                                                     % of Loans
                                                                       in Each
                                                   Amount            Category To
                                                  (000's)            Total Loans
                                                -----------        --------------
Balance at End of Period Applicable To:
  Commercial/industrial                            $3,170                1.91%
  Installment                                       1,140                2.23%
  Real estate                                       1,306                0.48%
  Unallocated                                         784                0.16%
                                                ---------             --------
                                                   $6,400                4.61%
                                                =========             ========

DEPOSITS

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:

                                                                     Over One
                                                     Over Three      Year Less         Over
                                         Under        Less Than      Than Three       Three
                                      Three Months     One Year        Years          Years
                                      ------------     --------        -----          -----
Time deposits                          $ 33,595       $  40,446     $  14,979      $  1,079

The following table presents the average amount of and average rate paid on each deposit category:

                                                  Demand            NOW            Savings           Time
                                                 Deposits        Accounts         Accounts         Accounts
                                                 --------        --------         --------         --------
December 31, 2002:
  Average balance (In thousands)               $   40,485      $   93,084       $   104,735      $   333,247
  Average rate                                       0.00%           1.18%             1.32%            4.53%

December 31, 2001:
  Average balance (In thousands)               $   38,377      $   75,765       $   118,393      $   319,326
  Average rate                                       0.00%           2.00%             2.86%            5.67%


December 31, 2000:
  Average balance (In thousands)               $   41,211      $   45,753       $   97,922       $   304,666
  Average rate                                       0.00%           2.14%            3.44%             5.77%

RETURN ON ASSETS AND EQUITY

The Company has consistently maintained regulatory capital ratios at or above the "well capitalized" levels. See Note 16 to the Consolidated Financial Statements for more information.

Stockholders' equity as of December 31, 2002 was $77.7 million compared to $70.3 million for 2001 and $65 million for 2000, a $7.4 million or 10.5 percent increase. Dividends for 2002 increased by $.05 per share to $1.65 compared to $1.60 per share and $1.50 per share for 2001 and 2000, respectively resulting in the dividend payout ratios shown in the table below. Management and the Board of Directors are continually reviewing this ratio. The dividends that can be paid are subject to regulatory restrictions.

The following table shows consolidated operating and capital ratios of the Company for each of the last three years:

                                        2002              2001             2000
                                        ----              ----             ----
Return on average assets                1.06%             1.02%            1.19%
Return on average equity                9.93%             9.73%           12.02%
Dividend payout ratio                  28.99%            30.79%           26.38%
Equity to assets ratio                 10.70%            10.29%           10.23%

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


                                                                2002
                                           ---------------------------------------------------
                                                                            Net Change
                                           Average             -------------------------------
                                           Balance             Amount               Percentage
Funding Uses:
  Loans                                   $476,981            $  4,800                   1.02%
  Taxable securities                       134,990              28,216                  26.43%
  Tax exempt securities                     39,812              10,247                  34.66%
  Interest bearing deposits                    823                 703                 585.83%
  Federal funds sold                         3,522              (7,820)                -68.95%
                                          --------            --------
                                          $656,128            $ 36,146                   5.83%
                                          ========            ========
Funding Sources:
  Deposits:
    Noninterest bearing demand            $135,214            $ 93,044                 220.64%
    Savings                                104,735             (74,875)                -41.69%
    Other time                             333,247              12,906                   4.03%
  Other borrowed money                      17,773              (3,049)                -14.64%
  Federal funds purchased                                           --
   agreements to repurchase                 23,609              (2,047)                 -7.98%
                                          --------            --------
                                          $614,578            $ 25,979                   4.41%
                                          ========            ========

                                                                2001                                      2000
                                           ----------------------------------------------------          -------
                                                                          Net Change
                                           Average            ---------------------------------          Average
                                           Balance             Amount                 Percentage         Balance
                                           -------             ------                 ----------         -------
Funding Uses:
  Loans                                   $472,181            $ (2,854)                 -0.60%         $475,035
  Taxable securities                       106,774              27,779                  35.17%           78,995
  Tax exempt securities                     29,565               2,471                   9.12%           27,094
  Interest bearing deposits                    120                  20                  20.00%              100
  Federal funds sold                        11,342               9,321                 461.21%            2,021
                                          --------            --------                                 --------
                                          $619,982            $ 36,737                   6.30%         $583,245
                                          ========            ========                                 ========

Funding Sources:
  Deposits:
    Noninterest bearing demand            $ 42,170            $(58,420)                -58.08%         $100,590
    Savings                                179,610              81,688                  83.42%           97,922
    Other time                             320,341              15,675                   5.14%          304,666
  Other borrowed money                      20,822              (7,815)                -27.29%           28,637
  Federal funds purchased
   agreements to repurchase                 25,656               4,986                  24.12%           20,670
                                          --------            --------                                 --------
                                          $588,599            $ 36,114                   6.54%         $552,485
                                          ========            ========                                 ========

LIQUIDITY

Historically, the primary source of liquidity has been core deposits that include non-interest bearing demand deposits, NOW and money market accounts and time deposits of individuals. Through marketing efforts and competitive interest rates, new customers and additional deposits were attracted during 2002 although not by as much as in 2001. Core deposits increased again in 2002. Overall deposits increased almost $10.2 million to $576 million for 2002 compared to deposits at the end of 2001 of $566 million and $516 million for 2000. These increases represent 1.8 percent and 9.6 percent increases, respectively.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company's loan to deposit ratio for 2002 was 86.32 percent, 2001 was 82.71 percent, and 93 percent for 2000. Because of the decline in interest rates, there was an increase in real estate loan activity which increased the loan to deposit ratio slightly for 2002 over the 2001 ratio.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $38.2 million at the end of 2002 compared to $26.5 million at December 31, 2001 and $18.9 million at the end of 2001. These funds provided an additional $11.7 million in liquidity for 2002.

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati at fixed rates. These funds are then used to provide housing mortgages back to the community in the form of fixed rate loans. Borrowings from this source increased by $11.3 million to $28.7 million at December 31, 2002. This compares to decreased borrowings during 2001 of $13.4 million to $17.4 million at December 31, 2001, and borrowings of $30.8 million at the end of 2000.

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

The following table summarizes the repricing opportunities as of December 31, 2002 for each major category of interest-earning assets (at amortized cost) and interest-bearing liabilities:

                                              0-90        90-365            1-5             Over 5
                                              Days         Days            Years            Years           Total
                                           ---------     ---------       ---------        ---------       ---------
Interest bearing deposit                   $     279     $    --         $    --          $    --         $     279
Investment securities                         20,205        44,064          93,509           21,015         178,793
Loans                                        177,844       186,323          67,868           65,804         497,839
                                           ---------     ---------       ---------        ---------       ---------
    Total Rate Sensitive Assets              198,328       230,387         161,377           86,819         676,911
                                           ---------     ---------       ---------        ---------       ---------

Deposits                                     150,863       224,522         200,988             --           576,373
Federal funds purchased and                     --
 agreements to repurchase                     38,200          --              --               --            38,200
Other borrowings                                 518         1,553          23,259            3,366          28,696
                                           ---------     ---------       ---------        ---------       ---------
    Total Rate Sensitive Liabilities         189,581       226,075         224,247            3,366         643,269
                                           ---------     ---------       ---------        ---------       ---------

Gap                                        $   8,747     $   4,312       $ (62,870)       $  83,453       $  33,642
                                           =========     =========       =========        =========       =========

OTHER MATTERS

The Financial Accounting Standards Board issued several new pronouncements during 2002. Statement of Financial Accounting Standards No. 145 entitled Rescission of FASB Statements No. 4, 44, and 64, and Amendment of FASB State No. 13, and Technical Corrections will not have a material impact on the financial statements of the Company.

Statement of Financial Accounting Standards No. 146 entitled Accounting for Costs Associated with Exit or Disposal Activities was issued in 2002 and is effective for exit or disposal activities initiated after December 31, 2002. Management does anticipate this pronouncement having a material impact on the financial statements.

Statement of Financial Accounting Standards No. 147 entitled Acquisitions of Certain Financial Institutions removes financial institutions from the scope of FASB 72 which dealt with the financial accounting and reporting procedures for acquisitions of banking and thrift institutions accounted for by the purchase method, and requires these types of transactions to be accounted in accordance with FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Management believes that this pronouncement will not have a material impact on Farmers & Merchants Bancorp's financial statements, as the primary method of growth for the Company has been through opening new branches in desired locations as opposed to acquiring existing banks.

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

The Bank has purchased a parcel of land in Archbold, Ohio on which it is constructing a new $4 million operations center to accommodate the growth that has taken place at the Bank. This facility was completed in February, 2003.

Current locations of retail banking services are:

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

                                     PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The company's stock is not quoted on the National Association of Securities Dealers Automated Quotations System (NASDAQ).

The company's stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. The company has no broker that sets a price for the company's stock, therefore, the only source as to the high and low sale price is from private sales. The high and low sale price known to the company's management is as follows:

                                      1st Quarter          2nd Quarter        3rd Quarter          4th Quarter
                                      -----------          -----------        -----------          -----------
        2002         High               $110.00             $115.00             $112.00              $115.00
                     Low                 $85.00              $95.00              $95.00               $95.00

        2001         High               $105.00             $115.00             $105.00              $130.00
                     Low                 $85.00              $85.00              $90.00               $90.00

As of March 1, 2002, there were 1,718 record holders of common stock of the company.

Dividends are paid quarterly. Per share dividends for the years ended 2001 and 2000 are as follows:

                      1st Quarter        2nd Quarter         3rd Quarter        4th Quarter         Total
                      -----------        -----------         -----------        -----------        ---------
         2001            $.35               $.40                $.40                $.50             $1.65
         2001            $.35               $.35                $.35                $.55             $1.60

SELECTED FINANCIAL DATA

Selected financial data is presented on pages 56 and 57 of the Annual Report to shareholders for the year ended December 31, 2001 and are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants

MESSAGE FROM MANAGEMENT:



As the year 2002 drew to a close, the management and associates of Farmers & Merchants Bancorp, Inc. mirrored the nation in demonstrating the capacity for meeting the challenges of change. The ability to remain focused on the company's long-term goals while working through this period is a testament to the dedication of our personnel and the fundamental strength of our organization. Perhaps the start of this decade, in fact century, foretold of the turbulent challenging times that would lie ahead. Remember the dire warning of the year 2000 rollover and the basic nonevent it turned out to be. Since the time change, the new millennium has provided unending challenges. We have weathered the terrorist attack on domestic soil, the lowest rate environment in over forty years, accounting scandals that shake the public trust in private industry, and drops in the stock market being compared to pre-depression times.

The last few years have reinforced the adage - "never say never". Predicting any future trends or rate environment seems difficult. The mortgage activity these past five months has provided a needed revenue source. The return of investor's money back to banking has made most banks flush with deposits. As the stock market begins its slow rebound, an eye will be kept on the deposit levels to insure adequate liquidity in the system.

The current rate environment has hit our population living on fixed incomes the hardest, especially the elderly. We have felt the pain of a tightened interest margin, as have they of losing interest income. Risk management and strategic planning have proven to be essential for maintaining success. While we are not completely satisfied with our 2002 results, we have been able to weather the turbulent times with positive dependable results.

During the course of 2002, we did move ahead with initiatives that we believe will enhance shareholder value for years to come. Our guiding principles have been twofold: 1) To build a financial services company that delivers a broad range of high-value products through a sales culture that builds deep relationships with our customers. 2) To create long-term shareholder value through a diversified earnings stream, effective risk management and superior technical and operational efficiencies. Farmers & Merchants Bancorp, Inc. expects to achieve continued growth through relationship banking with customized services and local decision making.

2003 brings with it renewed expectations of better times. Recovery, slow but sure with the end of the second quarter reinforcing the structure for the remainder of the year. What is missing from the historical comparison in the first paragraph? Think back to the mid 70's and the prices of oil. The wild card in all of this is the eminent threat of war. As all Americans, we stand ready to face the challenges ahead.

Farmers & Merchants Bancorp, Inc. is looking ahead to a year of growth and expanded opportunity. We are grateful for the contributions of our employees and the support of our customers and friends. We hope the new year will bring peace and prosperity for all.



Joe E. Crossgrove                                  Eugene D. Bernath
President/CEO                                      Chairman of the Board

                        FARMERS & MERCHANTS BANCORP, INC.

                                    CONTENTS

                    Audited Consolidated Financial Statements

                 and wholly owned subsidiaries December 31, 2002


Message from Management                                               23

Table of Contents                                                     24

Board of Directors, Advisory Boards and Officers                 25 - 28

Independent Auditors' Report                                          29

Consolidated Balance Sheets                                           30

Consolidated Statements of Income                                     31

Consolidated Statements of Changes in Shareholders' Equity            32

Consolidated Statements of Cash Flows                                 33

Notes to Consolidated Financial Statements                       34 - 54

Five Year Summary                                                     55

Quarterly Financial Data                                              56

Selected Financial Data by Management                            57 - 59

Market Risk                                                           60

Trading Market for the Company's Stock                                61

Independent Auditors' Report                                          62

Management Report                                                     63

2002 Promotional Highlights                                      64 - 67



DIRECTORS
EUGENE D. BERNATH                               JAMES C. SANEHOLTZ                   BARBARA J. BRITENRIKER
Chairman of the Board                           President                            Senior Vice President
The Farmers & Merchants State Bank              Saneholtz-McKarns, Inc.              Comptroller
                                                                                     Chief Financial Officer
DEXTER L. BENECKE                               MAYNARD SAUDER
President                                       Chairman                             ALLEN G. LANTZ
Viking Trucking, Inc.                           Sauder Woodworking Co.               Senior Vice President
Vice President                                                                       Branch Administrator
SanJan, Inc.                                    MERLE J. SHORT
                                                Farmer                               GEORGE JELEN
JERRY L. BOYERS                                 President                            Vice President
President                                       Promow, Inc.                         Secondary Mortgage Director
Edifice Construction
Management                                      STEVEN J. WYSE                       RANDAL H. SCHROEDER
                                                President                            Vice President
JOE E. CROSSGROVE                               SteelinQ Systems, Inc.               Senior Operations Officer
President/Chief Executive
Officer                                         DIRECTOR EMERITUS                    MICHAEL D. CULLER
The Farmers & Merchants State Bank                                                   Vice President
                                                LEE E. GRAFFICE                      Senior Agri Finance Officer
ROBERT G. FREY                                  CHARLES E. LUGBILL
President                                       DALE L. NAFZIGER                     DIANN K. MEYER
E. H. Frey & Sons, Inc.                         HAROLD H. PLASSMAN                   Vice President
President                                       JAMES L. PROVOST                     Human Resource Director
Yoder & Frey, Inc.                              KENNETH E. STAMM
                                                ROBERT V. WHITMER                    KENT E. ROTH
JULIAN GIOVARELLI                                                                    Auditor
President                                                                            Security Officer
GIO Sales, Inc.                                 ARCHBOLD MAIN OFFICE
                                                                                     MARILYN K. JOHNSON
JACK C. JOHNSON                                 EUGENE D. BERNATH                    Asst. Vice President
President                                       Chairman of the Board                Compliance & CRA Officer
Hawk's Clothing, Inc.
Partner                                         JOE E. CROSSGROVE                    J. SCOTT MILLER
REJO Partnership                                President                            Asst. Vice President
                                                Chief Executive Officer              Agri Loan Officer
DEAN E. MILLER                                  Cashier
President                                                                            JUDITH A. WARNCKE
MBC Holdings, Inc.                              MAYNARD SAUDER                       Asst. Vice President
                                                Vice Chairman of the Board           Marketing Officer
ANTHONY J. RUPP
President                                       DEAN E. MILLER                       DOUGLAS A. BERNATH
Rupp Furniture Co.                              Vice President of the Board          Asst. Cashier
                                                                                     Financial Advisor
DAVID P. RUPP, JR.                              EDWARD A. LEININGER
Attorney                                        Executive Vice President             JANE C. BRUNER
Plassman, Rupp, Hensal,                         Chief Operating Officer              Asst. Cashier
Short & Hagans                                  Sr. Commercial Loan Officer          Operations Supervisor

                                                REX D. RICE                          JAY A. BUDDE
                                                Executive Vice President             Asst. Cashier
                                                Chief Lending Officer                E-Commerce Director







RUTH ANN DUNN                              ARCHBOLD ADVISORY BOARD                     WAUSEON ADVISORY BOARD
Asst. Cashier
Loan Document Administrator                BRUCE C. LAUBER                             RICHARD L. ELROD
                                           President                                   President
NANCY J. FIGY                              Lauber Manufacturing Co.                    Mustang Corporation
Asst. Cashier
Administrative Asst Agri Finance           MICHAEL D. KREBS                            WARREN A. KAHRS
                                           President                                   President
BRETT J. KAHRS                             Laub Auto Parts, Inc.                       Kahrs Tractor Sales, Inc.
Asst. Cashier
Senior Investment Executive                GENE SCHAFFNER                              JOSEPH H. KOLB
                                           Farmer                                      Owner
NORMA J. KAUFFMAN                                                                      Kolb & Son
Asst. Cashier                              GEORGE F. STOTZER
Deposit Administrator                      Partner                                     SANDRA K. BARBER
                                           Stotzer Do-It Center                        Fulton County Recorder
GLORIA J. LAUBER                                                                       Chairman, Ohio Lottery Commission
Asst. Cashier                              LARRY M. WENDT
Mortgage Loan Director                     Farmer                                      DR. KENNETH H. KLING
                                           President of Board of Directors             Owner
RYAN D. MILLER                             Ridgeville Telephone                        Fulton County Vision Services
Asst. Cashier
Commercial Lender
                                           WAUSEON SHOOP OFFICE                        STRYKER OFFICE
LILLIS F. NOWACZYK
Asst. Cashier                              GLORIA GUNN                                 RONALD D. SHORT
Consumer Loan Director                     Asst. Vice President                        Asst. Vice President
                                           Branch Manager                              Branch Manager
KELBY J. SCHUMUCKER
Asst. Cashier                              SUSAN DIERINGER                             PATTI L. ROSEBROCK
Credit Analyst                             Asst. Cashier                               Asst. Cashier
                                           Asst. Branch Manager                        Asst. Branch Manager
DIANE J. SWISHER
Asst. Cashier                              JERRY A. BORTON
Central Processing Supervisor              Assistant Vice President                    STRYKER ADVISORY
                                           Agri Loan Officer                           BOARD
LYDIA A. HUBER
Executive Administrative Assistant         SUSAN C. PIKE                               FRED W. GRISIER
Asst. Corporate Secretary                  Asst. Cashier                               Retired
                                           Credit Card Administrator                   Grisier Funeral Home

ARCHBOLD WOODLAND                                                                      STEVEN J. PLANSON
OFFICE                                     WAUSEON DOWNTOWN                            Farmer
                                           OFFICE
DEBORAH L. SHINABERY                       CAROL J. ENGLAND                            RICHARD E. RAKER
Asst. Vice President                       Asst. Vice President                        Retired
Branch Manager                             Branch Manager                              Raker Oil Company
                                           Corporate Secretary
ARTHUR J. SHORT                                                                        WILLIAM J. BRENNER
Asst. Cashier                              JEAN E. HORWATH                             Attorney
Asst. Branch Manager                       Asst. Cashier
                                           Asst. Branch Manager


WEST UNITY OFFICE                           EUGENE BURKHOLDER                         D. ROBERT SHAFFER
                                            President                                 Farmer
LEWIS D. HILKERT                            Falor Farm Center
Senior Vice President                                                                 PAUL R. MANLEY
Branch Manager                              AL KREUZ                                  Director of Intercompany
                                            Retired Fulton County                     Synergies
PATRICIA R. BURKHOLDER                      Commissioner                              Sauder Woodworking Co.
Assistant Cashier
Assistant Branch Manager                    DONALD G. GERDES                          GARRY COURTNEY
                                            Human Resource Manager                    President/CEO
                                            Worthington Steel, Delta                  C.E. Electronics
WEST UNITY ADVISORY
BOARD
                                            BRYAN EAST HIGH OFFICE                    MONTPELIER WEST MAIN
BEN G. WESTFALL                                                                       OFFICE
President                                   DAVID C. FRAZER
Westfall Realty, Inc.                       Assistant Vice President                  KELLY L. BENTLEY
                                            Branch Manager                            Asst. Cashier
TED W. MANEVAL                                                                        Branch Manager
Farmer                                      CAROL L. CHURCH
                                            Assistant Cashier                         JEANNIE L. VONDEYLEN
R. BURDELL COLON                            Assistant Branch Manager                  Asst. Branch Manager
President
Rup-Col., Inc.
                                            BRYAN SOUTHTOWNE OFFICE                   MONTPELIER EASTSIDE
CHARLES W. KLINGER                                                                    OFFICE
Pharmacist                                  MICHAEL T. SMITH
Klinger Pharmacy                            Assistant Vice President                  KELLY L. BENTLEY
                                            Branch Manager                            Asst. Cashier
MICHAEL L. RICHER                                                                     Branch Manager
Farmer                                      RUTH M. FORD
                                            Asst. Cashier                             BARRY R. VONDEYLEN
                                            Asst. Branch Manager                      Asst. Branch Manager
DELTA OFFICE
                                            RICHARD S. BRUCE                          MONTPELIER ADVISORY
CYNTHIA K. KNAUER                           Vice President                            BOARD
Asst. Vice President                        Commercial Loan Officer
Branch Manager                                                                        GREGORY D. SHOUP
                                                                                      President
BETH A. BAY                                 BRYAN ADVISORY BOARD                      Peltcs Lumber Co., Inc.
Asst. Cashier
Asst. Branch Manager                        RUSTY BRUNICARDI                          RICHARD S. DYE
                                            President/Chief Executive                 Self-employed
                                            Officer
DELTA ADVISORY BOARD                        Community Hospital of Williams            ROBERT D. MERCER
                                            Co., Inc.                                 President
TERRY J. KAPER                                                                        Bob Mercer Realty and
Attorney                                    DR. C. NICHOLAS WALZ                      Auctions
Barber, Kaper, Stamm & Robinson             President
                                            Bryan Medical Group                       GEORGE B. RINGS
ROBERT E. GILDERS                                                                     Pharmacist
Chairman                                                                              Rings Pharmacy
GB Manufacturing


NAPOLEON OFFICE                                SWANTON ADVISORY
                                               BOARD
STEPHEN E. JACKSON
Asst. Vice President                           ANTHONY G. FRY
Branch Manager                                 Member
                                               Select Stone
DIANA J. DENNIE                                LLC
Asst.  Cashier
Asst.  Branch Manager                          DANIEL P. MCQUADE
                                               Attorney
MICHAEL F. SCHNITKEY                           The McQuades Co., LPA
Asst.  Cashier
Agri Finance Officer                           LISA J. MITCHELL
                                               Owner/Manager
GARY W. SPENCER                                Swanton Health Care Center
Asst. Vice President
Commercial Loan Officer                        NORMAN ZEITER
                                               President/Owner
                                               Swanton Welding Co.
NAPOLEON ADVISORY BOARD

BARBARA C. SCHIE                               DEFIANCE OFFICE
Office Manager
Fulton Anesthesia Associates, Inc.             DAVID A. KUNESH
                                               Asst. Vice President
DAVID M. DAMMAN                                Branch Manager
Farm Drainage Contractor
Farmer                                         LILLIAN SUE CUEVAS
                                               Asst. Cashier
JAMES J. VAN POPPEL                            Asst. Branch Manager
President
Van Poppel Limited

DENNIS L. MEYER
Realtor
Reiser Realty


SWANTON OFFICE

BARRY N. GRAY
Asst. Vice President
Branch Manager

DEBRA J. KAUFFMAN
Asst. Cashier
Asst. Branch Manager



January 10, 2003



Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and subsidiaries, Archbold, Ohio, as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and subsidiaries, as of December 31, 2002 and 2001, and the results of its consolidated operations and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



                                            KROUSE, KERN & CO., INC.
                                            Fort Wayne, Indiana

                        FARMERS & MERCHANTS BANCORP, INC.
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                                     ASSETS
                                                                      (In Thousands)
                                                                  -----------------------
                                                                    2002           2001
                                                                  --------       --------
Cash and due from banks                                           $ 18,508       $ 17,842
Interest bearing deposits with banks                                   279            146
Investment securities at market                                    178,793        172,963
Federal Home Loan Bank stock                                         3,328          3,178
Loans, less allowance for loan losses of $6,400
   for 2002 and $7,275 for 2001                                    491,021        453,836
Loans held for resale                                                6,076         13,788
Finance lease receivable                                               418            619
Bank premises and equipment-net                                     15,034         12,332
Accrued interest and other assets                                   13,029          8,922
                                                                  --------       --------
TOTAL ASSETS                                                      $726,486       $683,626
                                                                  ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
     Demand                                                       $ 43,808       $ 41,991
     NOW accounts                                                  103,316         84,763
     Savings                                                        99,657        111,213
     Time                                                          329,592        328,190
                                                                  --------       --------
      Total Deposits                                               576,373        566,157
   Federal funds purchased                                           9,570          5,595
   Securities sold under agreement to repurchase                    28,630         20,944
   Other borrowings                                                 28,696         17,410
   Dividend payable                                                    650            715
   Accrued interest and other liabilities                            4,829          2,455
                                                                  --------       --------
      Total Liabilities                                            648,748        613,276
                                                                  --------       --------

SHAREHOLDERS' EQUITY:
   Common stock, $500 par value - authorized 1,300,000
     shares; issued and outstanding 1,300,000 shares                12,677         12,677
   Undivided profits                                                61,345         56,092
   Accumulated other comprehensive income                            3,716          1,581
                                                                  --------       --------
      Total Shareholders' Equity                                    77,738         70,350
                                                                  --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $726,486       $683,626
                                                                  ========       ========



See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
              Consolidated Statements of Income for the years ended
                        December 31, 2002, 2001 and 2000



                                                                       (In Thousands) (Except for Per Share Amounts)
                                                                    2002                   2001                   2000
                                                                 ----------             ----------             ----------
INTEREST INCOME:
     Interest and fees on loans                                  $   35,309             $   40,728             $   42,661
     Interest and Dividends on Investment Securities:
          U.S. Treasury and government agency                         5,378                  4,981                  3,829
          State and local governments                                 2,280                  1,798                  1,513
          Corporate debt securities                                     224                    528                    544
          Dividends                                                     150                    206                    209
     Interest on federal funds sold                                      58                    473                    130
     Interest on deposits in banks                                       25                    231                      4
                                                                 ----------             ----------             ----------
          Total Interest Income                                      43,424                 48,945                 48,890
                                                                 ----------             ----------             ----------
INTEREST EXPENSE:
     Deposits                                                        17,574                 22,947                 22,299
     Borrowed funds                                                   1,405                  2,501                  3,210
                                                                 ----------             ----------             ----------
          Total Interest Expense                                     18,979                 25,448                 25,509
                                                                 ----------             ----------             ----------
          Net Interest Income                                        24,445                 23,497                 23,381
PROVISION FOR LOAN LOSSES                                             2,194                  2,632                  1,496
                                                                 ----------             ----------             ----------
NET INCOME AFTER PROVISION
    FOR LOAN LOSS                                                    22,251                 20,865                 21,885
                                                                 ----------             ----------             ----------
OTHER INCOME:
     Service charges on deposit accounts                              2,032                  1,899                  1,745
     Other service charges and fees                                   2,216                  1,686                  1,308
     Gains (loss) on sale of loans                                    1,260                    424                    112
     Mortgage servicing rights income                                   292                  1,722                    113
     Net securities gains (losses)                                       76                    228                     --
                                                                 ----------             ----------             ----------
          Total Other Income                                          5,876                  5,959                  3,278
                                                                 ----------             ----------             ----------
OTHER EXPENSES:
     Salaries and wages                                               7,201                  7,059                  6,542
     Pension and other employee benefits                              2,140                  1,937                  1,603
     Occupancy expense (net)                                            444                    482                    432
     Furniture and equipment                                          1,566                  1,444                  1,178
     Data processing fees                                             1,022                  1,001                    758
     Franchise taxes                                                    815                    842                    772
     Mortgage servicing rights expense                                  902                    911                    129
     Other operating expense                                          3,650                  3,500                  3,240
                                                                 ----------             ----------             ----------
          Total Other Expenses                                       17,740                 17,176                 14,654
                                                                 ----------             ----------             ----------
INCOME BEFORE INCOME TAXES                                           10,387                  9,648                 10,509
INCOME TAXES                                                          2,989                  2,892                  3,118
                                                                 ----------             ----------             ----------
NET INCOME                                                       $    7,398             $    6,756             $    7,391
                                                                 ==========             ==========             ==========

NET INCOME PER SHARE - BASIC                                     $     5.69             $     5.20             $     5.69
                                                                 ==========             ==========             ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                               1,300,000              1,300,000              1,300,000
                                                                 ==========             ==========             ==========


See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

           Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

                                                                                            (In Thousands)
                                                                               ------------------------------------------
                                                                                                            Accumulated
                                                                                                               Other
                                                                                Common        Undivided     Comprehensive
                                                                                Stock          Profits          Income
                                                                               --------        --------        --------
BALANCE AT DECEMBER 31, 1999                                                   $ 12,677        $ 45,975        $   (763)
  Comprehensive income:
     Net income for 2000                                                             --           7,391              --
     Other comprehensive income net of tax:
         Unrealized gain on Available-For-Sale
           securities (net of tax effect of $853)                                    --              --           1,658
  Cash dividends ($1.50 per share)                                                   --          (1,950)             --
                                                                               --------        --------        --------

BALANCE AT DECEMBER 31, 2000                                                     12,677          51,416             895
  Comprehensive income:
     Net income for 2001                                                             --           6,756              --
     Other comprehensive income net of tax:
         Unrealized loss on Available-For-Sale
           securities (net of tax effect of $431)                                    --              --             836
     Reclassification adjustment for gain on sale of
         Available-For-Sale securities (net of tax)                                  --              --            (150)
  Cash dividends ($1.60 per share)                                                   --          (2,080)             --
                                                                               --------        --------        --------

BALANCE AT DECEMBER 31, 2001                                                     12,677          56,092           1,581
  Comprehensive income:
     Net income for 2002                                                             --           7,398
     Other comprehensive income net of tax:
         Unrealized gain on Available-For-Sale
          securities (net of tax effect of $1,126)                                   --                           2,185
     Reclassification adjustment for gain on sale of
         Available-For-Sale securities (net of tax)                                                                 (50)
  Cash dividends ($1.65 per share)                                                   --          (2,145)             --
                                                                               --------        --------        --------
BALANCE AT DECEMBER 31, 2002                                                   $ 12,677        $ 61,345        $  3,716
                                                                               ========        ========        ========


See Accompanying Notes to Consolidated Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
            Consolidated Statements of Cash Flows for the years ended
                        December 31, 2002, 2001 and 2000



                                                                                          (In Thousands)
                                                                            ------------------------------------------
                                                                              2002             2001             2000
                                                                            ---------        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $   7,398        $   6,756       $   7,391
  Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
     Depreciation                                                               1,345            1,282           1,096
     Amortization of servicing rights                                             902              911             129
     Amortization of securities premiums/discounts                              1,360              278             222
     Provision for loan losses                                                  2,194            2,632           1,496
     Provision for deferred income taxes                                          245              365             (55)
     (Gain) loss on sale of other                                                 (26)              21             (80)
     (Gain) loss on sale of securities                                            (76)            (228)             --
     Originations of mortgage loans held for sale                            (149,938)        (141,754)        (21,553)
     Proceeds from mortgage loans held for sale                               143,862          128,293          21,727
     Net change in other assets/liabilities                                     1,101           (2,027)         (2,807)
       Net Cash Provided (Used) by Operating Activities                     ---------        ---------       ---------
                                                                                8,367           (3,471)          7,566
                                                                            ---------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of premises, equipment, & other real estate                         (4,551)          (3,469)         (1,276)
  Proceeds from sale of premises, equipment,
     and other real estate                                                        424              195              15
  Purchase of life insurance contracts                                         (5,057)              --              --
  Maturity proceeds of available-for-sale securities                           65,280           46,212          28,427
  Sale proceeds of available-for-sale securities                                8,282           10,882              --
  Purchase of available-for-sale securities                                   (77,508)        (116,015)        (36,660)
  Net increase in loans and leases                                            (25,390)          23,230         (25,585)
                                                                            ---------        ---------       ---------
       Net Cash Used by Investing Activities                                  (38,520)         (38,965)        (35,079)
                                                                            ---------        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                     10,215           49,694          13,297
  Net change in short-term borrowings                                          11,661            7,636          11,560
  Proceeds from other borrowings                                               15,000            5,000          27,000
  Payments on other borrowings                                                 (3,714)         (18,377)        (21,253)
  Payment of dividends                                                         (2,210)          (1,950)         (2,015)
                                                                            ---------        ---------       ---------
     Net Cash Provided by Financing Activities                                 30,952           42,003          28,589
                                                                            ---------        ---------       ---------
     Net Change in Cash and Cash Equivalents                                      799             (433)          1,076
CASH AND CASH EQUIVALENTS - JANUARY 1                                          17,988           18,421          17,345
                                                                            ---------        ---------       ---------

CASH AND CASH EQUIVALENTS - DECEMBER 31                                     $  18,787        $  17,988       $  18,421
                                                                            =========        =========       =========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and due from banks                                                   $  18,508        $  17,842       $  17,951
  Interest bearing deposits                                                       279              146             100
  Federal funds sold                                                               --               --             370
                                                                            ---------        ---------       ---------
                                                                            $  18,787        $  17,988       $  18,421
                                                                            =========        =========       =========
SUPPLEMENTARY CASH FLOWS DISCLOSURES:
  Cash paid during the year for:
     Interest (net of amount capitalized)                                   $  19,370        $  25,665       $  25,155
     Income taxes                                                               1,316            3,480           4,334


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

                           SERVICING ASSETS AND LIABILITIES:

                           It is the Bank's policy to service loans it has sold to FREDDIE MAC. When the Bank undertakes an obligation to service financial assets, it recognizes either a servicing asset or a servicing liability for that servicing contract at its fair market value. Servicing assets and liabilities are to be amortized in proportion to and over the period of estimated net servicing income. The amount of servicing assets recognized during 2002 was $260 thousand, while servicing assets amortized during 2002 was $901 thousand. Capitalized mortgage servicing rights are included in other assets and totaled $1.025 million and $1.666 million at December 31, 2002 and 2001, respectively. The fair value of recognized servicing assets was $1.9 million, fair value being determined by the present value of expected future cash flows. No valuation allowance is required.

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

NOTE 2.           CASH AND CASH EQUIVALENTS

                  Banks are required to maintain reserve funds in vault cash and/or on deposit with the Federal Reserve Bank. The aggregate reserves required at December 31, 2002 and 2001 were $9.2 million and $8.1 million, respectively.

                  The Company and its subsidiaries maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

NOTE 3.           INVESTMENT SECURITIES

                  The amortized cost and estimated market values of investments in securities as of December 31, are detailed below. Fair market values are based on quoted market prices or dealer quotes.


                                                                  (In Thousands)
                                           -----------------------------------------------------------
                                                                      2002
                                           -----------------------------------------------------------
                                             Gross           Gross            Gross            Gross
                                           Amortized       Unrealized       Unrealized         Market
                                             Cost            Gains            Losses           Value
                                           --------         --------          ------          --------
Available-for-Sale:
     U.S. Treasury                         $  4,125         $     90         $     --         $  4,215
     U.S. Government agency                  97,569            2,834               --          100,403
     Mortgage-backed securities              16,123              495               --           16,618
     State and local governments             53,683            2,209               32           55,860
     Corporate debt securities                1,615               35               --            1,650
     Equity securities                           47               --               --               47
                                           --------         --------         ------           --------
                                           $173,162         $  5,663         $     32         $178,793
                                           ========         ========         ========         ========

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 3.           INVESTMENT SECURITIES (Continued)


                                                                   (In Thousands)
                                           -----------------------------------------------------------
                                                                      2001
                                           -----------------------------------------------------------
                                             Gross           Gross            Gross            Gross
                                           Amortized       Unrealized       Unrealized         Market
                                             Cost            Gains            Losses           Value
                                           --------         --------          ------          --------
Available-for-Sale:
      U.S. Treasury                        $  4,915          $    123        $     --          $  5,038
      U.S. Government agency                 85,257             2,410              82            87,585
      Mortgage-backed securities             21,369               122              82            21,409
      State and local governments            50,256               806             243            50,819
      Corporate debt securities               7,751                86             746             7,091
      Commercial paper                          974                --              --               974
      Equity securities                          47                --              --                47
                                           --------          --------        --------          --------
                                           $170,569          $  3,547        $  1,153          $172,963
                                           ========          ========        ========          ========

                  The gross realized gains and losses for the years ended December 31, are presented below:



                                                 (In Thousands)
                                    -----------------------------------------
                                     2002             2001             2000
                                    -------         ---------        --------
Gross realized gains                $    79         $     228        $     --
Gross realized losses                    (3)               --              --
                                    -------         ---------        --------
  Net Realized Gains                     76         $     228        $     --
                                    =======         =========        ========


                  The amortized cost and estimated market value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                              (In Thousands)
                                                        -------------------------
                                                        Amortized
                                                          Cost         Fair Value
                                                        ---------      ----------
One year or less                                        $ 56,838        $ 57,625
After one year through five years                         94,771          98,790
After five years through ten years                        20,970          21,761
After ten years                                              536             570
                                                        --------        --------

        Total                                           $173,115        $178,746
                                                        ========        ========

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 3.           INVESTMENT SECURITIES (Continued)

                  Investments with a carrying value of $131 million and $106.6 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

NOTE 4.           FEDERAL HOME LOAN BANK STOCK

                  The Federal Home Loan Bank stock is recorded at cost since it is not actively traded, and therefore, has no readily determinable market value. The stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.

NOTE 5.           LOANS

                  Loans at December 31, are summarized below:

                                                         (In Thousands)
                                                 ------------------------------
                                                    2002               2001
                                                 -----------        -----------
Loans:
   Real estate                                    $ 272,857          $ 247,545
   Commercial and industrial                        100,119             96,992
   Agricultural (excluding real estate)              66,136             53,717
   Consumer and other loans                          50,996             54,992
   Overdrafts                                           160                853
   Industrial Development Bonds                       7,810              7,590
                                                 -----------        -----------
                                                    498,078            461,689
   Less: Deferred loan fees and costs                  (657)              (578)
                                                 -----------        -----------
                                                    497,421            461,111
   Less: Allowance for loan losses                   (6,400)            (7,275)
                                                 -----------        -----------
        Loans - Net                               $ 491,021          $ 453,836
                                                 ===========        ===========

The following is a maturity schedule by major category of loans including available for sale loans:

                                                                (In Thousands)
                                                ----------------------------------------------
                                                         Principal Payments Due Within
                                                ----------------------------------------------
                                                                   Two to            After
                                                   One Year      Five Years       Five Years
                                                -------------    ------------    -------------
Real estate loans                               $       6,738    $     24,407    $     241,712
Commercial and industrial loans                        87,449          32,330           46,476
Consumer, Master Card and overdrafts                    8,573          36,449            6,134
Industrial Development Bonds                            1,702           1,921            4,187

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 5.           LOANS (Continued)

                  The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2002:

                                                           (In Thousands)
                                                    ---------------------------
                                                        Fixed       Variable
                                                         Rate         Rate
                                                    ------------  -------------
Real estate loans                                   $    62,940   $    216,531
Commercial and industrial loans                          70,509         95,208
Consumer, Master Card and overdrafts                     49,591          1,565
Industrial Development Bonds                              7,810





                  $133.7 million in one to four family residential mortgage loans have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

                  Senior officers and directors and their affiliated companies were indebted to the Bank in the aggregate of $15.8 and $16.3 million at December 31, 2002 and 2001, respectively. All such loans were made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable loan transactions with other persons. Loans made during 2002 were $124.5 million and repayments were $125 million. In the opinion of management, these loans do not involve more than normal risk of collectibility or possess other unfavorable features.

                  As of December 31, 2002 and 2001 there were $10.4 million and $3.3 million, respectively of undisbursed loans in process.

                  Loans for which the Bank is providing collection services is $209.9, $191.7 and $163.5 million for 2002, 2001 and 2000, respectively.

                  The following is an analysis of the allowance for loan loss:


                                                         (In Thousands)
                                            -----------------------------------------
                                               2002           2001            2000
                                            ----------    -----------      ----------
Allowance for Loan Losses
    Balance at beginning of year            $    7,275     $    7,160     $    6,750
    Provision for loan loss                      2,194          2,632          1,496
    Recoveries                                   1,183            617          1,287
    Loans charged off                           (4,252)        (3,134)        (2,373)
                                            -----------    -----------    -----------
                                            $    6,400     $    7,275     $    7,160
                                            ===========    ===========    ===========

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 5.           LOANS (Continued)

                  As of December 31, 2002 and 2001, the recorded investment in impaired loans amounted to approximately $17.9 and $16.2 million, respectively. The average recorded investment in impaired loans amounted to approximately $5.5 million, $12.8 million and $8.6 million for 2002, 2001 and 2000, respectively. Of the loans that were considered impaired for 2002 and 2001, the recorded investment in impaired loans that have a related allowance determined in accordance with SFAS No. 114 was $5.6 million and $5.1 million, respectively for which the related allowance for loan loss was $2.4 million and $3.8 million, respectively. As of December 31, 2002 there were no commitments to lend additional funds to debtors whose loans are not performing.

                  The Bank stops accruing interest income when a loan is deemed to be impaired, and recognizes interest income when the interest income is actually received. Interest income recognized on impaired loans was $195, $257 and $177 thousand for 2002, 2001 and 2000, respectively.

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

NOTE 6.           FINANCE LEASE RECEIVABLE

                  Finance leases as of December 31 are as follows:

                                                                 (In Thousands)
                                                           --------------------------
                                                              2002            2001
                                                           ----------      ----------
Gross investment in leases                                 $     460       $     684
Unearned income                                                  (42)            (65)
                                                           ----------      ----------
    Finance Lease Receivable                               $     418       $     619
                                                           ==========      ==========

                  All amounts are considered collectible, and therefore, no allowance has been provided.

NOTE 7.           BANK PREMISES AND EQUIPMENT

                  The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

                                                                 (In Thousands)
                                                          -------------------------
                                                             2002           2001
                                                          ----------     ----------
Land                                                      $   2,769      $   2,601
Buildings                                                    13,974         10,661
Furnishings                                                   8,470          8,308
                                                          ----------     ----------
                                                             25,213         21,570
Less: Accumulated depreciation                              (10,179)        (9,238)
                                                          ----------     ----------
     Banking Premises and Equipment (Net)                 $  15,034      $  12,332
                                                          ==========     ==========

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 8.           DEPOSITS

                  Time deposits at December 31 consist of the following:

                                                            (In Thousands)
                                                     ----------------------------
                                                        2002              2001
                                                     ----------        ----------
Time deposits under $100,000                         $  239,493        $  246,455
Time deposits of $100,000 or more                        90,099            81,735
                                                     ----------        ----------
                                                     $  329,592        $  328,190
                                                     ==========        ==========

                  For each of the five years subsequent to December 31, 2002, maturities for time deposits having a remaining term of more than one year follows:

2002                              $ 213,882
2003                                 88,920
2004                                 22,492
2005                                  2,589
2006 and thereafter                   1,709
                                  ---------

                                  $ 329,592
                                  =========

                  Deposits to directors, executive officers companies in which they have a direct or indirect ownership as of December 31, 2002 and 2001 amounted to $14.5 million and $10.7 million, respectively.

NOTE 9.           REPURCHASE AGREEMENTS

                  The Bank's policy requires qualifying securities as collateral for the underlying repurchase agreements. As of December 31, 2002 and 2001 securities with a book value of $33.6 million and $33.1 million, respectively, were underlying the repurchase agreements and were under the Bank's control.

NOTE 10.          OTHER BORROWINGS

                  Other borrowings consisted of the following at December 31:

                                                 (In Thousands)
                                           --------------------------
                                              2002            2001
                                           ----------      ----------
Federal Home Loan Bank, various
  loans due in monthly installments
  of $105 thousand plus annual
  payments of $400 thousand
  including interest at varying
  rates from 5.40% to 7.05%.
  Notes are secured by a blanket
  lien on 100% of the one to four
  family residential mortgage loan
  portfolio                                $   28,696     $   17,410
                                           ==========     ==========

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 10.          OTHER BORROWINGS (Continued)

                  The following is a schedule by years of future minimum principal payments as of December 31:


2003                                 $    13,368
2004                                       2,656
2005                                       2,243
2006                                       1,967
2007                                       6,611
2008 and thereafter                        1,851
                                     -----------
                                     $    28,696
                                     ===========

NOTE 11.          FEDERAL INCOME TAXES

                  Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                  (In Thousands)
                                               ---------------------
                                                 2002         2001
                                               --------     --------
Deferred Tax Assets:
   Allowance for loan losses                   $  1,890     $  2,187
                                               --------     --------
Deferred Tax Liabilities:
   Accreted discounts on bonds                      193          139
   FHLB stock dividends                             564          497
   Mortgage servicing rights                        348          567
   Other                                             95           50
   Net unrealized gain on available-
    for-sale securities                           1,914          814
                                               --------     --------
                                                  3,114        2,067
                                               --------     --------
        Net Deferred Tax Asset (Liability)     $ (1,224)    $    120
                                               ========     ========

                  The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 11.          FEDERAL INCOME TAXES (Continued)

                  The components of income tax expense for the years ended December 31 are as follows:


                                                 (In Thousands)
                                    -----------------------------------------
                                       2002            2001           2000
                                    ----------     -----------     ----------
Current:
   Federal                          $    2,749     $     2,732     $    3,173

Deferred:
   Federal                                 240             160            (55)
                                    ----------     -----------     ----------
                                    $    2,989     $     2,892     $    3,118
                                    ==========     ===========     ==========

                                                        (In Thousands)
                                              ---------------------------------
                                               2002         2001         2000
                                              -------      -------      -------
Income tax at statutory rates                 $ 3,594      $ 3,411      $ 3,485
Tax effect:
        Tax exempt interest                      (685)        (596)        (447)
        Costs attributable to tax
          exempt interest, etc.                    80           77           80
                                              -------      -------      -------

                                              $ 2,989      $ 2,892      $ 3,118
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

                  Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $509, $472, and $410 thousand for 2002, 2001 and 2000, respectively.

                       FARMERS & MERCHANTS BANCORP, INC.

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


                                                       (In Thousands)
                                                  -------------------------
                                                     2002           2001
                                                  ----------     ----------
Commitments to extend credit                      $   92,035     $   81,654
Credit card arrangements                              23,582         23,809
Standby letters of credit                              2,706          1,971


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

                  The Bank was committed in the amount of $561 thousand for the completion of the new operations center as of December 31, 2002.

NOTE 15.          FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

                  Nearly all of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area of northwest Ohio. Most all such customers are depositors of the Bank. Also, investments in state and municipal securities may involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are set forth in Note 5. Standby letters of credit were granted primarily to commercial borrowers.

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

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 16.          REGULATORY CAPITAL REQUIREMENTS

                  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all the capital adequacy requirements to which it is subject.

                  As of December 31, 2002 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                  The Bank's actual and required capital amounts and ratios as of December 31, 2002 and 2001 are as follows:

                                                                                             To Be Well Capitalized
                                                                                                Under the Prompt
                                                                         For Capital            Corrective Action
                                                     Actual          Adequacy Purposes (a)        Provisions (a)
                                              -------------------    ---------------------   ----------------------
                                              (000's)                 (000's)                  (000's)
                                               Amount      Ratio       Amount      Ratio        Amount      Ratio
                                              --------    -------     --------    -------      --------    -------
As of December 31, 2002:
    Total Risk-Based Capital
     (to Risk Weighted Assets)

         Consolidated                         $ 83,851     16.51%    $ 40,750       8.00%      $ 50,938     10.00%
         Farmers & Merchants
           State Bank                           79,702     15.44%      41,300       8.00%        51,626     10.00%

    Tier 1 Capital
     (to Risk Weighted Assets)
         Consolidated                           74,008     14.53%      20,375       4.00%        30,563      6.00%
         Farmers & Merchants
           State Bank                           63,302     12.26%      20,650       4.00%        30,976      6.00%

    Tier 1 Capital
     (to Adjusted Total Assets)
         Consolidated                           74,008     10.19%      29,059       4.00%        43,589      5.00%
         Farmers & Merchants
           State Bank                           63,302      8.84%      28,636       4.00%        35,794      5.00%

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 16.          REGULATORY CAPITAL REQUIREMENTS (Continued)

                                                                                             To Be Well Capitalized
                                                                                                Under the Prompt
                                                                         For Capital            Corrective Action
                                                     Actual          Adequacy Purposes (a)        Provisions (a)
                                              -------------------    ---------------------   ----------------------
                                              (000's)                 (000's)                   (000's)
                                               Amount      Ratio       Amount      Ratio        Amount      Ratio
                                              --------    -------     --------    -------      --------    -------
As of December 31, 2001:
    Total Risk-Based Capital
     (to Risk Weighted Assets)
         Consolidated                         $ 76,030     16.78%    $ 36,255       8.00%      $ 45,319     10.00%
         Farmers & Merchants
           State Bank                           73,717     15.16%      38,900       8.00%        48,625     10.00%

    Tier 1 Capital
     (to Risk Weighted Assets)
         Consolidated                           68,769     15.17%      18,127       4.00%        27,191      6.00%
         Farmers & Merchants
           State Bank                           57,625     11.85%      19,451       4.00%        29,177      6.00%

    Tier 1 Capital
     (to Adjusted Total Assets)
         Consolidated                           68,769     10.01%      27,488       4.00%        34,360      5.00%
         Farmers & Merchants
           State Bank                           57,625      8.39%      27,473       4.00%        34,341      6.00%

                  (a) The amount and ratios provided are minimums under the regulations.

                  The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $15.5 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

NOTE 17.          FAIR VALUE INFORMATION AND INTEREST RATE RISK

                  Fair values of financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets, premises, equipment and intangibles. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 17.          FAIR VALUE INFORMATION AND INTEREST RATE RISK (Continued)

                  The book values and estimated fair values for on and off-balance sheet financial instruments as of December 31, 2002 and 2001 are reflected below:

                                                              (In Thousands)
                                            ----------------------------------------------------
                                                      2002                      2001
                                            ------------------------- --------------------------
                                               Book          Fair        Book           Fair
                                               Value         Value       Value          Value
                                            -----------   ----------- -----------    -----------
Financial Assets:
    Cash and cash equivalents                $  18,508     $  18,508   $  17,842      $  17,842
    Interest bearing deposits                      279           279         146            146
    Available-for-sale securities              178,793       178,793     172,963        172,963
    Federal Home Loan Bank                       3,328         2,899       3,178          3,178
    Net loans                                  497,515       525,585     468,243        489,264
    Interest receivable                          5,963         5,963       6,287          6,287

Financial Liabilities:
    Deposits                                 $ 576,373     $ 584,707   $ 566,157      $ 574,852
    Short-term borrowings:
      Federal funds purchased                    9,570         9,570       5,595          5,595
      Repurchase agreement sold                 28,630        28,630      20,944         20,944
    Other borrowings                            28,696        29,028      17,410         17,766
    Interest payable                             1,530         1,530       1,921          1,921

Off-Balance-Sheet Financial Instruments
    Commitments to
     extend credit                           $ 115,617     $ 115,617   $ 105,463      $ 105,463
    Standby letters of credit                    2,706         2,706       1,971          1,971

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

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION


                                   BALANCE SHEETS

                                                                    (In Thousands)
                                                                 --------------------
                                                                   2002        2001
                                                                 --------    --------
ASSETS:
   Cash                                                          $    655    $    773
   Related party receivables:
    Dividends                                                         325         715
    Note receivable                                                10,000      10,000
   Investment in subsidiaries                                      67,553      59,756
                                                                 --------    --------
TOTAL ASSETS                                                     $ 78,533    $ 71,244
                                                                 ========    ========

LIABILITIES:
   Accrued expenses                                              $    145    $    179
   Dividends payable                                                  650         715
                                                                 --------    --------
       Total Liabilities                                              795         894
                                                                 --------    --------

SHAREHOLDERS' EQUITY:
   Common stock, no par value -
    1,500,000 shares authorized; 1,300,000 shares issued           12,677      12,677
   Undivided profits                                               61,345      56,092
   Accumulated other comprehensive income                           3,716       1,581
                                                                 --------    --------
       Total Shareholders' Equity                                  77,738      70,350
                                                                 --------    --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                          $ 78,533    $ 71,244
                                                                 ========    ========

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                            STATEMENTS OF INCOME

                                                        (In Thousands)
                                              -----------------------------------
                                                2002         2001          2000
                                              --------     --------      --------
INCOME:
   Equity in net income of subsidiaries       $  7,075     $  6,409      $  7,055
   Interest income                                 600          600           600
                                              --------     --------      --------
        Total Income                             7,675        7,009         7,655
                                              --------     --------      --------

EXPENSES:
   Miscellaneous                                    35           23            23
   Professional fees                                20           14            17
   Supplies                                          8            7             7
   Taxes                                            68           30            43
                                              --------     --------      --------
        Total Expenses                             131           74            90
                                              --------     --------      --------

INCOME BEFORE INCOME TAXES                       7,544        6,935         7,565

INCOME TAXES                                       147          179           174
                                              --------     --------      --------

NET INCOME                                    $  7,397     $  6,756      $  7,391
                                              ========     ========      ========


                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     (In Thousands)
                                                       ------------------------------------------
                                                                                      Accumulated
                                                                                         Other
                                                         Common         Undivided    Comprehensive
                                                          Stock          Profits         Income
                                                       ----------      ----------      ----------
BALANCE AT DECEMBER 31, 1999                            $ 12,677        $ 45,975        $  (763)
 Comprehensive income:
   Net income for 2000                                       -             7,391            -
   Other comprehensive income net of tax:
    Unrealized gain on Available-For-Sale
       securities (net of tax effect of $853)                -               -            1,658
 Dividends ($1.50 per share)                                 -            (1,950)           -
                                                        --------        --------        -------
BALANCE AT DECEMBER 31, 2000                              12,677          51,416            895
 Comprehensive income:
   Net income for 2001                                       -             6,756            -
   Other comprehensive income net of tax:
    Unrealized loss on Available-For-Sale
       securities (net of tax effect of $431)                -               -              836
   Reclassification adjustment for gain on sale of
    Available-For-Sale securities (net of tax)                                             (150)
 Dividends ($1.60 per share)                                 -            (2,080)           -
                                                        --------        --------        -------
BALANCE AT DECEMBER 31, 2001                              12,677          56,092          1,581
 Comprehensive income:
   Net income for 2002                                       -             7,397            -
   Other comprehensive income net of tax:
    Unrealized loss on Available-For-Sale
       securities (net of tax effect of $1,126)              -               -            2,185
   Reclassification adjustment for gain on sale of
    Available-For-Sale securities (net of tax)                                              (50)
 Dividends ($1.65 per share)                                 -            (2,145)           -
                                                        --------        --------        -------
BALANCE AT DECEMBER 31, 2002                            $ 12,677        $ 61,344        $ 3,716
                                                        ========        ========        ========

                       FARMERS & MERCHANTS BANCORP, INC.

NOTE 18. FARMERS & MERCHANTS BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (Continued)

                                STATEMENT OF CASH FLOWS

                                                                (In Thousands)
                                                      -----------------------------------
                                                        2002         2001          2000
                                                      --------     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  7,397     $  6,756      $  7,391
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
        Equity in undistributed net income
         of subsidiaries                                (7,075)      (6,409)       (7,055)
        Changes in Operating Assets and
         Liabilities:
            Accrued expenses                               271            5            (2)
                                                      --------     --------      --------
                 Net Cash Provided by
                  Operating Activities                     593          352           334
                                                      --------     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Dividends from wholly-owned subsidiaries              1,500        1,665         1,718
                                                      --------     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of dividends                                 (2,210)      (1,950)       (2,015)
                                                      --------     --------      --------
                 Net Change in Cash and
                  Cash Equivalents                        (117)          67            37

CASH AND CASH EQUIVALENTS -
 beginning of year                                         773          706           669
                                                      --------     --------      --------

CASH AND CASH EQUIVALENTS -
 END OF YEAR                                          $    656     $    773      $    706
                                                      ========     ========      ========

                        FARMERS & MERCHANTS BANCORP, INC.

                  Five-Year Summary of Consolidated Operations

                                                 2002            2001             2000           1999           1998
                                              ----------      ----------       ----------     ----------     ----------
Summary of Income:
   Interest income                            $   43,424      $   48,945       $   48,890     $   43,779     $   42,888
   Interest expense                               18,979          25,448           25,509         21,150         22,085
                                              ----------      ----------       ----------     ----------     ----------
       Net Interest Income                        24,445          23,497           23,381         22,629         20,803
Provision for loan loss                            2,194           2,632            1,496          1,637            892
                                              ----------      ----------       ----------     ----------     ----------
Net interest income after
 provision for loan loss                          22,251          20,865           21,885         20,992         19,911
Other income (expense)                           (11,864)        (11,217)         (11,376)       (11,192)        (8,841)
                                              ----------      ----------       ----------     ----------     ----------
Net income before
 income taxes                                     10,387           9,648           10,509          9,800         11,070
Income taxes                                       2,989           2,892            3,118          3,007          3,413
                                              ----------      ----------       ----------     ----------     ----------
       Net income                             $    7,398      $    6,756        $   7,391     $    6,793     $    7,657
                                              ==========      ==========        =========     ==========     ==========


Per Share of Common Stock:
   Earnings per common share
    outstanding (Based on weighted
    average number of shares
    outstanding):
       Net income                             $     5.69      $     5.20        $    5.69     $     5.23     $     5.89
       Dividends                              $     1.65      $     1.60        $    1.50     $     1.40     $     1.40
       Weighted average number
        of shares outstanding                  1,300,000       1,300,000        1,300,000      1,300,000      1,300,000


Year-end assets                               $  726,486      $  683,626       $  635,160     $  598,529     $  585,869
Average assets                                   695,137         663,469          619,075        585,189        553,277
Year-end equity capital                           77,738          70,350           64,988         57,889         55,350
Average equity capital                            74,495          69,429           61,488         56,862         52,940

                        FARMERS & MERCHANTS BANCORP, INC.

                            Quarterly Financial Data

                                                            Quarter Ended in 2002
                                        -----------------------------------------------------------
                                          Mar 31           Jun 30          Sep 30           Dec 31
                                        ----------      ----------      ----------       ----------
Summary of Income:
   Interest income                      $   11,200      $   10,662      $   10,881       $   10,681
   Interest expense                          5,016           4,883           4,688            4,392
                                        ----------      ----------      ----------       ----------
       Net Interest Income                   6,184           5,779           6,193            6,289
Provision for loan loss                        656             393             537              608
                                        ----------      ----------      ----------       ----------
Net interest income after
 provision for loan loss                     5,528           5,386           5,656            5,681
Other income (expense)                      (2,955)         (3,230)         (3,234)          (2,445)
                                        ----------      ----------      ----------       ----------
Net income before                            2,573           2,156           2,422            3,236
 income taxes                                  670             543             641            1,135
                                        ----------      ----------      ----------       ----------

Net Income                              $    1,903      $    1,613      $    1,781       $    2,101
                                        ==========      ==========      ==========       ==========

Earnings per Common Share               $     1.46      $     1.24      $     1.37       $     1.62
                                        ==========      ==========      ==========       ==========

Average common shares outstanding        1,300,000       1,300,000       1,300,000        1,300,000
                                        ==========      ==========      ==========       ==========

                                                            Quarter Ended in 2001
                                        -----------------------------------------------------------
                                          Mar 31           Jun 30          Sep 30           Dec 31
                                        ----------      ----------      ----------       ----------
Summary of Income:
   Interest income                      $   12,711      $   12,686      $   12,029       $   11,519
   Interest expense                          6,886           6,541           6,178            5,843
                                        ----------      ----------      ----------       ----------
       Net Interest Income                   5,825           6,145           5,851            5,676
Provision for loan loss                        184             486             152            1,810
                                        ----------      ----------      ----------       ----------
Net interest income after
 provision for loan loss                     5,641           5,659           5,699            3,866
Other income (expense)                      (2,891)         (2,677)         (3,100)          (2,549)
                                        ----------      ----------      ----------       ----------
Net income before income taxes               2,750           2,982           2,599            1,317
Income taxes                                   832             851             713              496
                                        ----------      ----------      ----------       ----------

Net Income                              $    1,918      $    2,131      $    1,886       $      821
                                        ==========      ==========      ==========       ==========

Earnings per Common Share               $     1.48      $     1.64      $     1.45       $     0.63
                                        ==========      ==========      ==========       ==========

Average common shares outstanding        1,300,000       1,300,000       1,300,000        1,300,000
                                        ==========      ==========      ==========       ==========

                        FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT

Key Ratios:
                                       1998             1999             2000            2001             2002
                                     --------         --------         --------        --------         --------
Return on average equity               14.46%           11.95%           12.02%           9.73%            9.93%
Return on average assets                1.38%            1.16%            1.19%           1.02%            1.06%
Loan to deposit ratio                  78.33%           92.13%           93.00%          82.71%           86.32%
Capital to assets ratio                 9.45%            9.67%           10.23%          10.29%           10.70%


                                    [CHARTS]

                        FARMERS & MERCHANTS BANCORP, INC.

                      SELECTED FINANCIAL DATA BY MANAGEMENT

                                                        (In Thousands Except for Per Share Amounts)
                                           ----------------------------------------------------------------------
                                              1998           1999           2000            2001          2002
                                           ----------     ----------     ----------     ----------     ----------
Loans                                      $  401,192     $  456,617     $  480,645     $  468,243     $  497,515
Total Assets                               $  585,869     $  598,529     $  635,160     $  683,626     $  726,486
Shareholders' Equity                       $   55,350     $   57,889     $   64,988     $   70,350     $   77,738
Interest Income                            $   42,888     $   43,779     $   48,890     $   48,945     $   43,424
Interest Expense                           $   22,085     $   21,150     $   25,509     $   25,448     $   18,979
Net Interest                               $   20,803     $   22,629     $   23,381     $   23,497     $   24,445
Other Expense                              $    8,841     $   11,192     $   11,376     $   11,216     $   11,864
Federal Income Tax                         $    3,413     $    3,007     $    3,118     $    2,892     $    2,989
Net Income                                 $    7,657     $    6,793     $    7,391     $    6,756     $    7,398
Net Income per Share                       $     5.89     $     5.23     $     5.69     $     5.20     $     5.69
Dividends per Share                        $     1.40     $     1.40     $     1.50     $     1.60     $     1.65





                                    [CHARTS]

                      SELECTED FINANCIAL DATA BY MANAGEMENT



FINANCIAL CONDITION AND RESULTS OF OPERATIONS

While the economic situation in the United States has been generally flat at best during 2002, Farmers & Merchants Bancorp, Inc. has experienced yet another year of solid growth both in terms of net income and assets. Interest rates have experienced a dramatic drop over the past year. As a result, total interest income dropped from $48.9 million for 2001 and 2000 to $43.4 for 2002. This drop is from a reduction in interest income on loans, even though the loan portfolio grew from $468 million at the end of 2001 to $497 million at the end of 2002. But while the interest that the Company has collected has decreased due to a drop in interest rates, the interest that the Company had to pay also demonstrated a significant decrease. Total interest expense dropped to just under $19 million compared to $25.4 and $25.5 million for 2001 and 2000 respectively. The net result of all of this is that net interest income, interest income less interest expense, increased by almost $1 million to $24.4 million for 2002 compared to $23.5 million for 2001 and $23.4 million for 2000.

The Company was able to reduce the provision for loan loss for 2002 to $2.2 million compared to $2.6 and $1.5 million for 2001 and 2000, respectively. The Bank has worked hard to improve loan quality while making credit available to all of those who are in need and worthy. The reserve for loan losses, an estimate of loans currently in the loan portfolio that might become uncollectible was established at $6.4 million as of December 31, 2002 or 1.3 percent of the total loan portfolio compared to $7.3 million as of December 31, 2001 or 1.5 percent of the loan portfolio at December 31, 2001. This drop is a result of better loan quality, but also the write-off of a significant credit during 2002.

Operating expenses for 2002 were $17.7 million a 3.3 percent growth over 2001 operating expenses of $17.2 million. Operating expenses for 2001 climbed $2.5 million from 2000 levels of $14.6 million.

The net result has been an increase in net income for the Company over 2001 to just under $7.4 million compared to $6.75 million for 2001, and even with the net income of $7.4 million for 2000.

LIQUIDITY

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continue to be among management's top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Company's available for sale securities portfolio. The average aggregate balance of these assets was $195 million during 2002 compared to $159 million for 2001 representing 28.1 percent and 24 percent of total average assets, respectively. Of the almost $179 million of debt securities in the portfolio as of December 31, 2002, $57.6 million or 32 percent of the portfolio is expected to mature in 2003.

CAPITAL RESOURCES

Shareholders' equity was $77.7 million as of December 31, 2002 compared $70 million at December 31, 2001. The company continues to have a strong capital base and its bank subsidiary, The Farmers & Merchants State Bank, continues to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 2002, The Farmers & Merchants State Bank had a total risk-based capital ratio of 15.4% and a 12.2% core capital to risk-based asset ratio that are well in excess of regulatory guidelines. The bank's leverage ratio of 8.8% is also substantially in excess of regulatory guidelines. These ratios compare to 5.1%, 11.9% and 8.4% respectively for 2001, and 14.6%, 11.3% and 8.5%, respectively for 2000.

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

Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis in the form of a net interest income to help in this analysis as presented below:


                                  0-90 Days      90-365 Days      1-5 Years        Over 5 Years         Total
                                  ---------      -----------      ---------        ------------      ---------
Interest Bearing Dep              $     279      $    --          $    --          $    --           $     279
Investment Securities                20,205         44,064           93,509           21,015           178,793
Loans                               177,844        186,323           67,868           65,804           497,839
                                  ---------      -----------      ---------        ------------      ---------
  Total Rate
  Sensitive Assets                  198,328        230,387          161,377           86,819           676,911
                                  ---------      -----------      ---------        ------------      ---------

Deposits                            150,863        224,522          200,988             --             576,373
Fed Funds Purchased &                    --
Agreements to repurchase             38,200           --               --               --              38,200
Other borrowings                        518          1,553           23,259            3,366            28,696
                                  ---------      -----------      ---------        ------------      ---------
  Total Rate
  Sensitive Liabilities             189,581        226,075          224,247            3,366           643,269
                                  ---------      -----------      ---------        ------------      ---------

GAP                               $   8,747      $   4,312        $ (62,870)       $  83,453         $  33,642
                                  =========      ===========      =========        ============      =========

TRADING MARKET FOR THE COMPANY'S STOCK

The Company's stock is not actively traded on any exchange. The range and sales prices, based upon information that the Company has been made aware, are listed below:

                                               Stock Prices
                            --------------------------------------------------
                            Quarter              Low                  High
                            -------            ----------           ----------
2002-- by quarter             1st              $   85.00            $  110.00
                              2nd                  95.00               115.00
                              3rd                  95.00               112.00
                              4th                  95.00               115.00

2001-- by quarter             1st              $   85.00            $  105.00
                              2nd                  85.00               115.00
                              3rd                  90.00               105.00
                              4th                  90.00               130.00


Dividends declared on a quarterly basis for the last two fiscal years:

                                                                     Quarter              2002                 2001
                                                                     -------            ----------           -----------
Dividends declared per share
                                                                       1st                $   .35               $  .35
                                                                       2nd                    .40                  .35
                                                                       3rd                    .40                  .35
                                                                       4th                    .50                  .55

There are no conditions that currently exist that would indicate that dividends comparable to those paid in the last two years could not be paid in the foreseeable future.

January 10, 2003


To the Board of Directors
The Farmers & Merchants State Bank
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have examined management's assertion included in the accompanying Management Report that The Farmers & Merchants State Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements in accordance with accounting principles generally accepted in the United States of America as of December 31, 2002, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of The Farmers & Merchants State Bank is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based upon our examination.

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

In our opinion, management's assertion that The Farmers & Merchants State Bank maintained a system of internal control over financial reporting which is designed to provided reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements in accordance with accounting principles generally accepted in the United States of America as of December 31, 2002, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).



                                                        KROUSE, KERN & CO., INC.
                                                        Fort Wayne, Indiana

                                MANAGEMENT REPORT
                             as of December 31, 2002




FINANCIAL STATEMENTS

Management of The Farmers & Merchants State Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2002, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

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

Management assessed its internal control structure over financial reporting as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that The Farmers & Merchants State Bank maintained an effective internal control structure over financial reporting as of December 31, 2002.

DESIGNATED LAWS

Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes The Farmers & Merchants State Bank complied in all material respects, with those designated laws and regulations for the year ended December 31, 2002.

                   [Photo]

            WAUSEON SHOOP MANAGERS

       AVP/Branch Mgr. Gloria Gunn and
Asst. Cashier/Asst. Branch Mgr. Sue Dieringer




                                                  [Photo]
                                        DINING AT GREAT BEAR LODGE

                                      From Left: Super 55 tour guest,
                          Carol England, AVP/Downtown Branch Mgr., Duane England







                  [Photo]
       WOODLAND BRANCH "POPCORN" DAY
James Snyder and AVP/Mgr. Deborah Shinabery




                                                 [Photo]
                                             F & M DONATES TO
                                       QUADCO REHABILITATION CENTER

                          AVP/Stryker Branch Mgr. Ronald Short presents check to
                                          Quadco Representatives

                                                       [Photo]
                                          DELTA MANAGERS SELLING TICKETS AT
                                            DELTA CHICKEN FESTIVAL DINNER

                                          AVP/Branch Mgr. Cynthia Knauer and
                                      Asst. Cashier/Asst. Branch Mgr. Beth Bay





                       [Photo]
         F & M EMPLOYEES STAFF WILLIAMS CO.
                BEEF PRODUCERS STAND

   St. VP/West Unity Branch Mgr. Lewis Hilkert and
Vickie Grimm, Bryan SouthTowne Secretarial Supervisor


                                     [Photo]
                       BRYAN SOUTHTOWNE BRANCH CELEBRATES
                                10TH ANNIVERSARY

                      Seated from left: Marie Wolff, Asst.
                        Teller Supervisor; Vickie Grimm,
               Secretarial Supervisor; Becky VanArsdalen, Teller;
                               Erin Hallet, Teller
    Standing from left: Cherri Andres, Teller; Linda Coy, New Accounts Rep.; Richard Bruce, VP/Commercial Loan Officer; Michael Smith, AVP/Mgr; Ruth Ford,
 Asst. Cashier/Asst. Mgr.; Michelle Robarge, Commercial Loan Secretary, Michelle
                             Nape, Teller Supervisor



                   [Photo]
          WILLIAMS COUNTY BUSINESS &
          INDUSTRY SHOW F & M BOOTH

AVP/Bryan E. High Branch Mgr. David Frazer and
         Children, McKenzie and Mason

                           [Photo]
             MONTPELIER W. MAIN BRANCH CELEBRATES
                       10TH ANNIVERSARY

     Jeannie VonDeylen, W. Main Asst. Mgr; Kelly Bentley,
Asst. Cashier/Montpelier Mgr.; Barry VonDeylen, Eastside Asst.
                             Mgr.


                                                    [Photo]
                                 NAPOLEON BRANCH CHRISTMAS CARD CLUB OPEN HOUSE VP/Sr. Agri Finance Officer Michael Culler and
                                    AVP/Napoleon Branch Mgr. Stephen Jackson


                            [Photo]
                   SWANTON STAFF READY FOR
                  CHRISTMAS CLUB OPEN HOUSE

Front from left: Kathy Keller, Asst. Teller Supervisor; Hoilyn
   McKibben, Teller; Debra Kauffman, Asst. Cashier/Asst Mgr. Back from left: Vicky Bratton, Loan Secretary; Judy Carpenter,
    Teller Supervisor; Barry Gray, AVP/Mgr.; Carrol Muston,
            New Accounts Rep.; Joanne Pero, Teller



                                            [Photo]
                                DEFIANCE OFFICE 1ST ANNIVERSARY

               From left: Stephanie Eckert, Teller; Cheri Helberg, Loan Support;
               Krystie Landversicht, Teller; L. Sue Cuevas, Asst. Cashier/Asst.
                      Mgr.; David Kunesh, AVP/Mgr.; Cathy Wiedman, Teller
                              Supervisor; Tiffany Browns, Teller

                                             [Photo]
                                        DIRECTORS EMERITUS

                   Front from left: Robert Whitmer, Lee Graffice, Dale Nafziger
                 Back from left: Harold Plassman, Kenneth Stamm, Charles Lugbill




                           [Photo]
                DIRECTOR DALE NAFZIGER RETIRES

Seated from left: Eugene Bernath, Chairman of the Board, Dale
       Nafziger, Joe Crossgrove, President/CEO/Cashier
  Standing from left: Maynard Sauder, Vice Chairman and Dean
                    Miller, Vice President

                                                       [Photo]
                                          TELLERS RECEIVE HONOR ROLL AWARDS

                                          From left: Deb Felix, Main Office
                                     Teller Supervisor; Edward Leinger, Exec. VP


                            [Photo]
               BRANCH ADMINISTRATOR AND MANAGERS



   Front from left: Kelly Bentley, AC/Montpelier W. Main and
    Eastside Mgr.; Carol England, AVP/Wauseon Downtown Mgr.;
                 Cynthia Knauer, AVP/Delta Mgr.
    Middle from left: Barry Gray, AVP/Swanton Mgr.; Deborah
      Shinabery, AVP/Archbold Woodland Mgr.; Gloria Gunn, AVP/Wauseon Shoop Mgr.; David Kunesh, AVP/ Defiance Mgr.;
Back from left: Ronald Short AVP/Stryker Mgr.; Stephen Jackson,
    AVP/Napoleon Mgr.; David Frazer, AVP/Bryan E. High Mgr.; Michael Smith, AVP/Bryan SouthTowne Mgr.; Allen Lantz, Sr.
 VP/Branch Administrator, Lewis Hilkert, Sr. VP/West Unity Mgr.



                                                [Photo]
                                        F&M AG APPRECIATION DAY

                      AVP/Agri Loan Officer Scott Miller and Max Wyse, Inventory
                                    Controller at Pettisville Grain

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matters.

No change of accountants has been made since 1982.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

The information called for herein is presented below:

                                                                                                 Year First
                                                     Principal Occupation or                      Became
          Name                  Age               Employment for Past Five Years                  Director
---------------------------     ---            -----------------------------------------         -----------
Eugene Bernath                   70            Farmer                                              1978
                                               Chairman of the Board,
                                                 Farmers & Merchants Bancorp, Inc.
                                                 The Farmers & Merchants State Bank

Dexter Benecke                   60            President, Viking Trucking, Inc.                    1999

Jerry L. Boyers                  69            President, Edifice Construction                     1976
                                                 Management

Joe E. Crossgrove                66            President, Chief Executive Officer                  1992
                                                 The Farmers & Merchants State
                                                 Bank

Robert G. Frey                   63            President, E. H. Frey & Sons, Inc.                  1987

Julian Giovarelli                71            President, GIO Sales, Inc.                          2000

Jack C. Johnson                  50            President, Hawk's Clothing, Inc.                    1991
                                                 Partner, REJO Partnership

Dean E. Miller                   59            President, MBC Holdings, Inc.                       1986

Anthony J. Rupp                  53            President, Rupp Furniture Co.                       2000

David P. Rupp Jr.                61            Attorney, Plassman, Rupp, Hensel,                   2001
                                                 Short & Hagans

James C. Saneholtz               56            President, Saneholtz-McKarns, Inc.                  1995
`
Maynard Sauder                   71            Chairman, Sauder Woodworking Co.                    1980

Merle J. Short                   62            Farmer, President of Promow, Inc.                   1987

Steven J. Wyse                   58            President, SteelinQ Systems, Inc.                   1991

                               EXECUTIVE OFFICERS


                                                       Principal Occupation
          Name                  Age                     for Past Five Years
---------------------------     ---            -----------------------------------------
Eugene Bernath                  70             Farmer
                                               Chairman of the Board
                                               Farmers & Merchants State Bank

Joe E. Crossgrove               66             President, Chief Executive Officer
                                                 The Farmers & Merchants State
                                                 Bank (since 1991) Executive Vice
                                                 President and Treasurer of Farmers
                                                 & Merchants Bancorp, Inc.
                                                 Director and Vice President of Farmers
                                                 & Merchants Life Insurance Co.

Rex D. Rice                     43             Executive Vice President
                                               Chief Lending Officer

Edward Leininger                46             Executive Vice President
                                               Commercial Loan Officer

Carol England                   62             Assistant Vice President
                                               Corporate Secretary
                                               Branch Manager

Barbara Britenriker             40             Senior Vice President
                                               Chief Financial Officer
                                               Comptroller

Allen Lantz                     49             Vice President
                                               Branch Administrator

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 5, 2003 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 5, 2003, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHER

There are no transactions to report.


CERTAIN BUSINESS RELATIONSHIPS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 5, 2003 is incorporated herein by reference.

LOANS TO RELATED PARTIES

This information is presented on page 40, Note 5 of the Annual Report to shareholders, and is incorporated herein by reference.

CERTAIN BUSINESS RELATIONSHIPS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 5, 2003 is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to December 31, 2002

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

                  (a)      The following documents are filed as part of this report:

                                                                                                 Annual Report
                                                                                                 -------------
                  (1)      Financial Statements
                           Report of Independent Accountants                                     Page 29
                           Consolidated Balance Sheets                                           Page 30
                           Consolidated Statements of Income                                     Page 31
                           Consolidated Statements of Changes in
                           Shareholders' Equity                                                  Page 32
                           Consolidated Statements of Cash Flows                                 Page 33
                           Notes to Consolidated Financial Statements                            Pages 34 - 55
                  (2)      Financial Statement Schedules
                           Five Year Summary of Operations                                       Page 56
                  (3)      Other Information
                           Selected Financial Data by Management                                 Pages 58 - 60
                           Trading Market for the Company's Stock                                Page 61
                           Independent Auditors' Report                                          Page 62
                           Management Report                                                     Page 63
                           2002 Annual Report Photos                                             Pages 64 - 67
                  (4)      Exhibits
                           (3.1)    Articles of Incorporation have been
                                    submitted with previous 10-K reports.
                           (13.1)   2002 Annual Report to Shareholders (contained herein)
                           (23.1)   Notice of Annual Meeting and Proxy Statement
         (b)      Reports on Form 8-K
                  None
         (c)      Exhibits required by Item 601.
                  None required
         (d)      Schedules required by Regulation S-X
                  The Condensed Financial Information of the Registrant required by this report are included in the Annual Report to
                  Shareholders, Note 18, pages 50 through 53.
         (e)      Signatures                                                                     Page 74

         (f)      Other schedules required to be filed as part of this report.

         (g)      Certification Statements                                                       Pages 75-76

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K



                       SCHEDULE OF PROPERTY AND EQUIPMENT
                                 (In Thousands)


                                                                      Schedule 1

                                             Year Ended December 31, 2002
                               -------------------------------------------------------------
                                Beginning                                           Ending
                                 Balance      Additions         Retirements         Balance
                                 -------      ---------         -----------         -------
Land                            $  2,601     $      167        $      -           $  2,768
Building                          10,661          3,314               -             13,975
Equipment                          8,308            601               439            8,470
                                --------     ----------        ----------         --------

                                $ 21,570     $    4,082        $      439         $ 25,213
                                ========     ==========        ==========         ========


                                             Year Ended December 31, 2001
                               -------------------------------------------------------------
                                Beginning                                           Ending
                                 Balance       Additions        Retirements         Balance
                                 -------      ---------         -----------         -------
Land                            $  2,614     $         13      $      26          $ 2,601
Building                           9,349            1,312             -            10,661
Equipment                          6,390            1,980             62            8,308
                                --------     ------------      ---------          -------

                                $ 18,353    $       3,305      $      88          $21,570
                                ========     ============      =========          =======


                                             Year Ended December 31, 2000
                               -------------------------------------------------------------
                                Beginning                                           Ending
                                 Balance      Additions         Retirements         Balance
                                 -------      ---------         -----------         -------
Land                            $  1,983     $      656        $      25          $ 2,614
Building                           9,123            251               25            9,349
Equipment                          6,031            416               57            6,390
                                --------     ----------        ---------          -------

                                $ 17,137     $    1,323        $     107         $ 18,353
                                ========     ==========        =========          =======

SCHEDULE OF ACCUMULATED DEPRECIATION - PROPERTY AND EQUIPMENT


                                                                      Schedule 2


                                                                           Year Ended December 31, 2002
                                                              ---------------------------------------------------------
                                                               Beginning                                        Ending
                                                               Balance     Depreciation      Retirements        Balance
                                                               -------     ------------      -----------       --------
Land                                                          $  -         $      -          $      -           $ -
Building                                                         3,250            317               -             3,567
Equipment                                                        5,988           1,028             404            6,612
                                                              --------     -----------       ---------         --------
                                                              $  9,238     $     1,345       $     404         $ 10,179
                                                              ========     ==========        =========         ========

                                                                           Year Ended December 31, 2001
                                                              ---------------------------------------------------------
                                                               Beginning                                        Ending
                                                               Balance     Depreciation      Retirements        Balance
                                                               -------     ------------      -----------       --------
Land                                                          $  -         $      -          $      -           $ -
Building                                                         2,944            306               -             3,250
Equipment                                                        5,055            976               43            5,988
                                                              --------     -----------       ---------         --------
                                                              $  7,999     $     1,282       $      43          $ 9,238
                                                              ========     ==========        =========         ========

                                                                           Year Ended December 31, 2000
                                                              ---------------------------------------------------------
                                                               Beginning                                        Ending
                                                               Balance     Depreciation      Retirements        Balance
                                                               -------     ------------      -----------       --------
Land                                                          $  -         $      -          $      -           $ -
Building                                                         2,668            286               10            2,944
Equipment                                                        4,293            810               48            5,055
                                                              --------     -----------       ---------         --------
                                                              $  6,961     $    1,096        $      58          $ 7,999
                                                              ========     ==========        =========         ========

                        FARMERS & MERCHANTS BANCORP, INC.


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                                  Farmers & Merchants Bancorp, Inc.

                                                                  By:  s/s Joe E. Crossgrove  Date:  March 28, 2003
                                                                       ---------------------         --------------
                                                                  Joe E. Crossgrove
                                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe E. Crossgrove                 Date: March 28, 2003      /s/ Barbara Britenriker          Date:  March 28, 2003
-----------------------------------         --------------      -------------------------------         --------------
Joe E. Crossgrove, Director                                     Barbara Britenriker
Chief Executive Officer                                         Chief Financial Officer

/s/ Eugene D. Bernath                 Date: March 28, 2003      /s/ Kent Roth                    Date:  March 28, 2003
-----------------------------------         ------------------  -------------------------------         --------------
Eugene D. Bernath                                               Kent Roth, Auditor
Director and Chairman

/s/ Dexter Benecke                    Date: March 28, 2003      /s/ Anthony J. Rupp              Date:  March 28, 2003
-----------------------------------         --------------      -------------------------------         --------------
Dexter Benecke, Director                                        Anthony J. Rupp, Director

/s/ Jerry Boyers                      Date: March 28, 2003      /s/ David P. Rupp Jr.            Date:  March 28, 2003
-----------------------------------         ------------------  -------------------------------         --------------
Jerry Boyers, Director                                          David P. Rupp Jr., Director

/s/ Robert Frey                       Date: March 28, 2003      /s/ James Saneholtz              Date:  March 28, 2003
-----------------------------------         ------------------  -------------------------------         --------------
Robert Frey, Director                                           James Saneholtz, Director

/s/ Julian Giovarelli                 Date: March 28, 2003      /s/ Maynard Sauder               Date:  March 28, 2003
-----------------------------------         ------------------  -------------------------------         --------------
Julian Giovarelli, Director                                     Maynard Sauder, Director

/s/ Jack C. Johnson                   Date: March 28, 2003      /s/ Merle J. Short               Date:  March 28, 2003
-----------------------------------         ------------------  -------------------------------         --------------
Jack C. Johnson, Director                                       Merle J. Short, Director

/s/ Dean Miller                       Date: March 28, 2003      /s/ Steven J. Wyse               Date:  March 28, 2003
-----------------------------------         ------------------  -------------------------------         --------------
Dean Miller, Director                                           Steven J. Wyse, Director

                       FARMERS & MERCHANTS BANCORP, INC.

CERTIFICATION

I, Joe E. Crossgrove certify that:

1. I have reviewed this annual report on Form 10-K of Farmers & Merchants Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 28, 2003


                              /s/ Joe E. Crossgrove
                       ----------------------------------
                               Joe E. Crossgrove
                             Chief Executor Officer

                       FARMERS & MERCHANTS BANCORP, INC.



CERTIFICATION

I, Barbara Britenriker certify that:

1. I have reviewed this annual report on Form 10-K of Farmers & Merchants Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 28, 2003
                             /s/ Barbara Britenriker
                          -------- ---------------------
                               Barbara Britenriker
                             Chief Financial Officer