Form 10-Q
period 2003-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2003-05-15
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              _X_ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 3003

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

       Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__



       Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

  Common Stock, No Par Value                                1,300,000
-----------------------------                    -------------------------------
          Class                                  Outstanding as of April 1, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX


Form 10-Q Items                                                                              Page
PART I.        FINANCIAL INFORMATION

Item   1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets-
                    March 31, 2003, December 31, 2002 and March 31, 2002                       1

               Condensed Consolidated Statements of Net Income-
                    Three Months Ended March 31, 2003 and March 31, 2002                       2

               Condensed Consolidated Statements of Cash Flows-
                    Three Months Ended March 31, 2003 and March 31, 2002                       3

               Notes to Condensed Financial Statements                                         4

Item   2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                  4

Item   3.      Market Risk                                                                     5

Item   4.      Controls and Procedures                                                         6

PART II.       OTHER INFORMATION

Item   1.      Legal Proceedings                                                               6

Item   2.      Changes in Securities and Use of Proceeds                                       6

Item   3.      Defaults Upon Senior Securities                                                 6

Item   4.      Submission of Matters to an Vote of Security Holders                            6

Item   5.      Other Information                                                               7

Item   6.      Exhibits and Reports on form 8K                                                 7

Signatures                                                                                     7

Certifications Under Section 302                                                             8 -9

Exhibit 99.    Additional Exhibit - Certifications Under Section 906                          10

ITEM   1   FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)



                                                               March 31, 2003        December 31, 2002    March 31, 2002
ASSETS:
Cash and due from banks                                                $ 22,537              $ 18,508             $ 13,435
Interest bearing deposits with banks                                        516                   279                  571
Federal funds sold                                                        1,780                     -                2,375
Investment Securities:
   U.S. Treasury                                                          4,356                 4,215                5,391
   U.S. Government                                                      102,866               117,021              110,813
   State & political obligations                                         55,828                55,860               51,366
   All others                                                                 -                 1,697                3,578
Loans and leases (Net of reserve for loan losses of
  $7,856, $6,400 and $5,900, respectively)                              492,988               497,515              464,898
Bank premises and equipment-net                                          15,975                15,034               12,400
Accrued interest and other assets                                        17,126                16,357               14,154
          TOTAL ASSETS                                                 $713,972              $726,486             $678,981

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                                       $ 42,600              $ 43,808             $ 37,508
          Time and savings                                              538,395               532,565              529,100
   Federal funds purchased and securities
     sold under agreement to repurchase                                  23,682                38,200               19,737
   Other borrowed money                                                  28,315                28,696               17,071
   Accrued interest and other liabilities                                 4,147                 5,479                3,892
        Total Liabilities                                               637,139               648,748              607,308

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued 1,300,000 shares                                12,677                12,677               12,677
   Undivided profits                                                     60,681                61,345               57,541
   Accumulated other comprehensive income                                 3,475                 3,716                1,455
        Total Shareholders' Equity                                       76,833                77,738               71,673

LIABILITIES AND SHAREHOLDERS' EQUITY                                   $713,972              $726,486             $678,981


See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2002 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                       Three Months Ended
                                                                              March 31, 2003       March 31, 2002
INTEREST INCOME:
   Loans and leases                                                                 $ 8,630              $ 9,086
   Investment Securities:
          U.S. Treasury securities                                                       44                   72
          Securities of U.S. Government agencies                                      1,166                1,351
          Obligations of states and political subdivisions                              578                  569
          Other                                                                          37                  104
   Federal funds                                                                          4                   13
   Deposits in banks                                                                      3                    5
            Total Interest Income                                                    10,462               11,200
INTEREST EXPENSE:
   Deposits                                                                           3,645                4,667
   Borrowed funds                                                                       418                  349
            Total Interest Expense                                                    4,063                5,016
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                                        6,399                6,184
PROVISION FOR LOAN LOSSES                                                             3,938                  656
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                        2,461                5,528
OTHER INCOME:
   Service charges                                                                      514                  437
   Other                                                                                740                  863
   Net securities gains (losses)                                                         42                   50
                                                                                      1,296                1,350
OTHER EXPENSES:
   Salaries and wages                                                                 1,825                1,908
   Pension and other employee benefits                                                  462                  456
   Occupancy expense (net)                                                              209                  108
   Other operating expenses                                                           1,737                1,833
                                                                                      4,233                4,305
INCOME BEFORE FEDERAL INCOME TAX                                                       (476)               2,573
FEDERAL INCOME TAXES                                                                   (347)                 670
NET INCOME                                                                             (129)               1,903
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                                             (241)                (126)
COMPREHENSIVE INCOME                                                                $  (370)             $ 1,777
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000                     $ (0.10)             $  1.46
DIVIDENDS DECLARED                                                                  $  0.40              $  0.35

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)


                                                                                           Three Months Ended
                                                                                     March 31, 2003        March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $ (129)              $ 1,903
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                                  361                   365
                Premium amortization                                                          (258)                   33
                Discount amortization                                                           54                    (3)
                Provision for loan losses                                                    3,938                   656
                Provision for deferred income taxes                                           (110)                    -
                (Gain) loss on sale of fixed assets                                              2                    (4)
                (Gain) loss on sale of investment securities                                   (42)                  (50)
                Changes in Operating Assets and Liabilities:                                     -
                     Accrued interest receivable and other assets                             (659)               (2,054)
                     Accrued interest payable and other liabilities                         (1,332)                  722
          Net Cash Provided by Operating Activities                                          1,825                 1,568
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                     (4,339)                 (429)
   Proceeds from sale of fixed assets                                                        3,035                     -
   Proceeds from maturities of investment securities:                                       18,443                12,557
   Proceeds from sale of investment securities:                                             (2,580)                2,205
   Purchase of investment securities-                                                            -               (13,485)
   Net increase in loans and leases                                                            589                 2,689
          Net Cash Used by Investing Activities                                             15,148                 3,537
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                  4,622                   451
   Net change in short-term borrowings                                                     (14,518)               (6,802)
   Increase in long-term borrowings                                                              -                     -
   Payments on long-term borrowings                                                           (381)                 (339)
   Payments of dividends                                                                      (650)                 (455)
          Net Cash Provided by Financing Activities                                        (10,927)               (7,145)
Net change in cash and cash equivalents                                                      6,046                (2,040)
Cash and cash equivalents - Beginning of year                                               18,787                18,421
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                               $ 24,833              $ 16,381

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                            $ 22,537              $ 13,435
  Interest bearing deposits                                                                    516                   571
  Federal funds sold                                                                         1,780                 2,375
                                                                                          $ 24,833              $ 16,381


See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements


NOTE  1   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that are expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity for the three months ended March 31,2003 has come primarily from two sources. Approximately $19 million of the securities portfolio has matured without reinvestment to replace a reduction in deposits and balances in repurchase agreements. In addition, some variable rate real estate mortgages, that were part of the institution's loan portfolio have been refinanced into fixed rate loans that were in turn sold on the secondary market.

During the quarter loan balances decreased by $1.5 million. This was due primarily to the refinancing activities that were previously discussed in the liquidity risk discussion. Loan demand remains steady.

The subsidiary bank shows a loss for the first quarter of $218.6 thousand. The two main reasons for the loss were charge offs and additional loan loss reserve allocations. Charge offs were led by the charge off of a large commercial credit. The additional reserve allocation was due to collateral valuations being downgraded. The problem loans were not new to management, and actions are being taken to work out or recover losses to bring our performance back to where it needs to be prior to year end.

A new operations center was opened in the first quarter. One time expenses for the quarter, namely repairs-bank building is extremely high due to the cost of UNISYS moving the proof equipment to the Operations Center and replacement of the ATM network signs to the Star Logo. Approximately half of the cost of the signs will be refunded in a future period. Depreciation expense includes the completed cost of the center.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

The first quarter is not representative of the bank's earnings potential. It is not anticipated that the loss adjustments will be repeated anytime soon. The bank has seen an improvement in net interest margin and based on the yield and maturity schedules, the margin should continue to improve through the second and third quarters as a result of maturing time deposits that currently have a higher average yield than current reinvestment rates. The bank has also continued to be extremely busy in the residential real estate market with refinancing activities. This should continue to bolster income through at least the second quarter.

Management is working diligently to reanalyse the loan loss reserve to ensure it is adequate. This will take time but should be completed in the next few months. The bank remains well capitalized with strong earnings potential. Assuming no major changes in overall economic conditions, subsequent quarters should show improvement for the reasons stated previously.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

The following is a summary of five capital ratios as they are calculated from the March 31, 2003 financial statements:

       Primary Ratio                                     11.73%
       Total Capital Ratio                               14.27%
       Risk Based Capital Tier 1                         15.00%
       Risk Based Capital Tier 2                         20.10%
       Stockholders' Equity/Total Assets                 10.76%

ITEM  3   MARKET RISK

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


                                         0-90 days      90-365 days      1-5 Years       Over 5 Years      Total
            Interest Bearing Deposits           516                                                            624
            Investment Securities             8,048          15,741         100,106           39,562       163,457
            Loans                           122,328         114,681          87,665          170,338       495,012
                Total Rate
                Sensitive Assets            130,892         130,422         187,771          209,900       659,093

            Deposits                        150,719         247,814         182,462                0       580,995
            Fed Funds Purchased
            & agreements to repurchase       23,682                                                         24,098
            Other Borrowings                                 10,070           9,472            8,773        28,315
                Total Rate
                Sensitive Liabilities       174,401         257,884         191,934            8,773       633,408

            Gap                             -43,509        -127,462          -4,163          201,127        25,685


ITEM  4   CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls subsequent to March 31, 2003.

PART II

ITEM  1   LEGAL PROCEEDINGS

          None

ITEM  2   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM  3   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None

ITEM  5   OTHER INFORMATION

          None

ITEM  6   EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2003.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           Farmers & Merchants Bancorp, Inc.,


Date:       May 1, 2003                    By:   /s/ Joe E. Crossgrove
                                                 Joe E. Crossgrove
                                                 President and CFO

Date:       May 1, 2003                    By:   /s/ Barbara J. Britenriker
                                                 Barbara J. Britenriker
                                                 Senior Vice-President and CFO

                                 CERTIFICATIONS


I, Joe E. Crossgrove, President and CEO, certify that:

      1 I have reviewed this quarterly report on Form 10-Q of Farmers & Merchants Bancorp, Inc.;

      2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 13, 2003
            -----------------------------
            /s/ Joe E. Crossgrove
            -----------------------------
            President and CEO
            -----------------------------

                                 CERTIFICATIONS


I, Barbara J. Britenriker, Senior Vice-President and CFO, certify that:

      1 I have reviewed this quarterly report on Form 10-Q of Farmers & Merchants Bancorp, Inc.;

      2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4 The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

      6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       May 13, 2003
            -----------------------------
            /s/ Barbara J. Britenriker
            -----------------------------
            Senior Vice-President and CFO
            -----------------------------

                               10-Q EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION

EX-99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002