Form 10-Q
period 2003-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2003-08-14
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ---    of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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
              ----------------------------------------------------
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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                   ----   ----

          Indicate by checkmark whether the registrant is an
          accelerated filer (as defined in Rule 12b-2 of the Exchange
          Act). Yes     No   X
                   ----    ----

          Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value                           1,300,000
----------------------------------            ---------------------------------
         Class                                  Outstanding as of July 1, 2003

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10Q

                   FARMERS & MERCHANTS BANCORP, INC.
                                 INDEX

Form 10-Q Items                                                            Page
---------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets-
              June 30, 2003, December 31, 2002 and June 30, 2002             1

         Condensed Consolidated Statements of Net Income-
              Six Months Ended June 30, 2003 and June 30, 2002               2

         Condensed Consolidated Statements of Cash Flows-
              Six Months Ended June 30, 2003 and June 30, 2002               3

         Notes to Condensed Financial Statements                             4

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      4

Item 3.  Market Risk                                                         5

Item 4.  Controls and Procedures                                             6

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   6

Item 2.  Changes in Securities and Use of Proceeds                           6

Item 3.  Defaults Upon Senior Securities                                     6

Item 4.  Submission of Matters to a Vote of Security Holders                6

Item 5.  Other Information                                                   7

Item 6.  Exhibits and Reports on form 8K                                     7

Signatures                                                                   7

Certifications Under Section 302                                          8 -9

Certifications Under Section 906                                            10

ITEM  1  FINANCIAL STATEMENTS

                   FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                       (in thousands of dollars)

                                                                  June 30, 2003         December 31, 2002     June 30, 2002
ASSETS:
Cash and due from banks                                                   $ 23,423              $ 18,508             $ 16,295
Interest bearing deposits with banks                                           509                   279                3,507
Federal funds sold                                                               0                     -                1,610
Investment Securities:
   U.S. Treasury                                                             3,852                 4,215                4,430
   U.S. Government                                                         115,619               117,021              108,795
   State & political obligations                                            54,649                55,860               52,100
   All others                                                                2,006                 1,697                3,558
Loans and leases (Net of reserve for loan losses of
  $8,840, $6,400 and $6,133 respectively)                                  492,004               497,515              476,077
Bank premises and equipment-net                                             16,088                15,034               12,649
Accrued interest and other assets                                           16,610                16,357               12,671
          TOTAL ASSETS                                                   $ 724,760             $ 726,486            $ 691,692

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                                          $ 45,977              $ 43,808             $ 40,573
          Time and savings                                                 536,074               532,565              535,145
   Federal funds purchased and securities
     sold under agreement to repurchase                                     30,339                38,200               19,827
   Other borrowed money                                                     27,929                28,696               16,726
   Accrued interest and other liabilities                                    4,816                 5,479                5,191
        Total Liabilities                                                  645,135               648,748              617,462

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                                  12,677                12,677               12,677
   Undivided profits                                                        63,259                61,345               58,634
   Accumulated other comprehensive income                                    3,689                 3,716                2,919
        Total Shareholders' Equity                                          79,625                77,738               74,230

LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 724,760             $ 726,486            $ 691,692

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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)



                                                                         Three Months Ended                  Six Months Ended
                                                                 June 30, 2003   June 30, 2002        June 30, 2003   June 30, 2002
INTEREST INCOME:
   Loans and leases                                                 $  8,880         $  8,558             $ 17,510        $ 17,644
   Investment Securities:
          U.S. Treasury securities                                        40               49                   84             121
          Securities of U.S. Government agencies                       1,076            1,356                2,241           2,707
          Obligations of states and political subdivisions               565              576                1,143           1,145
          Other                                                           37               84                   74             189
   Federal funds                                                          14               27                   17              41
   Deposits in banks                                                      15               12                   17              17
            Total Interest Income                                     10,627           10,662               21,086          21,864
INTEREST EXPENSE:
   Deposits                                                            3,470            4,543                7,115           9,210
   Borrowed funds                                                        403              340                  822             689
            Total Interest Expense                                     3,873            4,883                7,937           9,899
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                         6,754            5,779               13,149          11,965
PROVISION FOR LOAN LOSSES                                                760              393                4,698           1,049
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                         5,994            5,386                8,451          10,916
OTHER INCOME:
   Service charges                                                       547              499                1,061             936
   Other                                                               1,120              606                1,861           1,469
   Net securities gains (losses)                                         480               13                  522              63
                                                                       2,147            1,118                3,444           2,468
OTHER EXPENSES:
   Salaries and wages                                                  1,621            1,992                3,446           3,900
   Pension and other employee benefits                                   519              467                  981             923
   Occupancy expense (net)                                               142               86                  351             194
   Other operating expenses                                            1,821            1,803                3,558           3,636
                                                                       4,103            4,348                8,336           8,653
INCOME BEFORE FEDERAL INCOME TAX                                       4,038            2,156                3,559           4,731
FEDERAL INCOME TAXES                                                     939              543                  591           1,213
NET INCOME                                                             3,099            1,613                2,968           3,518
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                               214            1,464                  (27)          1,338
COMPREHENSIVE INCOME                                                $  3,313         $  3,077             $  2,941        $  4,856
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000     $   2.38         $   1.24             $   2.28        $   2.71
DIVIDENDS DECLARED                                                  $   0.40         $   0.40             $   0.80        $   0.75


See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                                 Six Months Ended
                                                                                       June 30, 2003          June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $  2,968              $  3,518
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                Depreciation and amortization                                                  724                   730
                Premium amortization                                                           426                   409
                Discount amortization                                                          (54)                  (58)
                Provision for loan losses                                                    4,698                 1,049
                Provision for deferred income taxes                                           (882)                   10
                (Gain) loss on sale of fixed assets                                             32                   (10)
                (Gain) loss on sale of investment securities                                  (522)                  (63)
                Changes in Operating Assets and Liabilities:                                     -
                     Accrued interest receivable and other assets                              629                  (581)
                     Accrued interest payable and other liabilities                           (663)                2,021
          Net Cash Provided by Operating Activities                                          7,356                 7,025
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                     (1,810)               (1,037)
   Proceeds from sale of fixed assets                                                            -                     -
   Proceeds from maturities of investment securities:                                       13,160                35,822
   Proceeds from sale of investment securities:                                             26,954                 7,135
   Purchase of investment securities-                                                      (37,338)              (37,893)
   Net increase in loans and leases                                                            813                (8,883)
          Net Cash Used by Investing Activities                                              1,779                (4,856)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                  5,678                 9,561
   Net change in short-term borrowings                                                      (7,861)               (6,712)
   Increase in long-term borrowings                                                              -                     -
   Payments on long-term borrowings                                                           (767)                 (684)
   Payments of dividends                                                                    (1,040)                 (910)
          Net Cash Provided by Financing Activities                                         (3,990)                1,255
Net change in cash and cash equivalents                                                      5,145                 3,424
Cash and cash equivalents - Beginning of year                                               18,787                17,988
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                               $ 23,932              $ 21,412

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                            $ 23,423              $ 16,295
  Interest bearing deposits                                                                    509                 3,507
  Federal funds sold                                                                             -                 1,610
                                                                                          $ 23,932              $ 21,412

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

              NOTE 1 BASIS OF PRESENTATION

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that are expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.


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

              LIQUIDITY AND CAPITAL RESOURCES

              Liquidity for the first six months ended June 30, 2003 came from multiple sources. Refinancing of real estate loans remained brisk throughout the period. The impact to liquidity came in terms of gains on sale of these loans into the secondary market and also a decrease in the loan portfolio for those variable and fixed rate loans previously being held by the bank and sold to the secondary markets. Deposit balances also increased during the period and security activity was heavier than normal with calls and sales.

              During the period, the bank booked $.5 million in realized gains on securities. This was done to strengthen the income position to allow for further loan reserve provisions. The average maturity of the investment portfolio was extended slightly and yield sacrifice was kept to a minimum. During the second quarter of 2003, the bank continued to see its net interest margin strengthen due mainly to deposit repricing. The margin is expected to see continued improvement through August with the higher rate certificate of deposits that are maturing.

              As stated previously, the bank did make additional provisions to the loan reserve. With the aid of an external vendor, the bank is analyzing the loan loss reserve to confirm its adequacy. The review will be complete by the end of the third quarter.

              The capital position of the bank improved as shown in the capital ratios listed on the following page. The bank is positioned to have strong earnings through the remainder of the year. The banks financial ratios continued to improve each month since the first quarter and this is expected to continue throughout 2003.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

              The following is a summary of five capital ratios as they are calculated from the June 30, 2003 financial statements:

                  Primary Ratio                                        12.06%
                  Total Capital Ratio                                  15.87%
                  Risk Based Capital Tier 1                            15.37%
                  Risk Based Capital Tier 2                            22.47%
                  Stockholders' Equity/Total Assets                    10.99%

ITEM   3      MARKET RISK

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

                                    0-90 days            90-365 days           1-5 Years         Over 5 Years             Total
       Interest Bearing Dep                509                                                                                509
       Investment Securities            14,588                63,686               84,859             52,993              176,126
       Loans                           112,861               105,620               88,399            185,124              492,004
           Total Rate
           Sensitive Assets            127,958               169,306              173,258            238,117              668,639

       Deposits                        166,458               238,769              114,377             62,447              582,051
       Fed Funds Purchased
       & agreements to repur            30,339                                                                             30,339
       Other Borrowings                                        5,194               18,315              4,420               27,929
           Total Rate
           Sensitive Liabilities       196,797               243,963              132,692             66,867              640,319

       Gap                             -68,839               -74,657               40,566            171,250               28,320

ITEM   4      CONTROLS AND PROCEDURES

              As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls subsequent to June 30, 2003.

PART II

ITEM   1      LEGAL PROCEEDINGS

              None

ITEM   2      CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

ITEM   3      DEFAULTS UPON SENIOR SECURITIES

              None

ITEM   4      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

              None

ITEM   5      OTHER INFORMATION

              None

ITEM   6      EXHIBITS AND REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2003.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Farmers & Merchants Bancorp, Inc.,

Date:   August 1, 2003                  By:   /s/ Joe E. Crossgrove
                                                  Joe E. Crossgrove
                                                  President and CFO

Date:   August 1, 2003                  By:   /s/ Barbara J. Britenriker
                                                  Barbara J. Britenriker
                                                  Senior Vice-President and CFO

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION

EX-31.1       Certification of Chief Executive Officer pursuant to Section 302

EX-31.2       Certification of Chief Financial Officer pursuant to Section 302

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002