Form 10-Q
period 2003-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2003-11-14
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

              _X_ Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 3003
                                       OR

              ___ Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period from ________ to ________

                         Commission File Number 0-14492
                         ------------------------------

                        FARMERS & MERCHANTS BANCORP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                                34-1469491
------------------------------                                  ----------
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                               Identification No.)

307-11 North Defiance Street, Archbold, Ohio                       43502
--------------------------------------------                  --------------
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
     Yes  X   No
         ---    ---

     Indicate by checkmark whether the registrant is an accelerated filer (as
     defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                     ---    ---

     Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

      Common Stock, No Par Value                          1,300,000
-----------------------------------------      --------------------------------
                Class                          Outstanding as of October 1, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

 Form 10-Q Items                                                                                          Page
 ---------------
 PART I.    FINANCIAL INFORMATION

 Item   1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets-
                 September 30, 2003, December 31, 2002 and September 30, 2002                               1

            Condensed Consolidated Statements of Net Income-
                 Three Months and Nine Months Ended September 30, 2003 and September 30, 2002               2

            Condensed Consolidated Statements of Cash Flows-
                 Nine Months Ended September 30, 2003 and September 30, 2002                                3

            Notes to Condensed Financial Statements                                                         4

 Item   2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                  4

 Item   3.  Market Risk                                                                                     5

 Item   4.  Controls and Procedures                                                                         6

 PART II.   OTHER INFORMATION

 Item   1.  Legal Proceedings                                                                               6

 Item   2.  Changes in Securities and Use of Proceeds                                                       6

 Item   3.  Defaults Upon Senior Securities                                                                 6

 Item   4.  Submission of Matters to an Vote of Security Holders                                            6

 Item   5.  Other Information                                                                               7

 Item   6.  Exhibits and Reports on form 8K                                                                 7

 Signatures                                                                                                 7

 Exhibits 31.1 & 31.2 Certifications Under Section 302

 Exhibit 32 Additional Exhibit - Certifications Under Section 906

ITEM    1     FINANCIAL STATEMENTS

                       FARMERS & MERCHANTS BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                           (in thousands of dollars)





                                                                             Sept 30, 2003    December 31, 2002  Sept 30, 2002
ASSETS:
Cash and due from banks                                                           $ 15,531          $ 18,508        $ 18,783
Interest bearing deposits with banks                                                   608               279             624
Federal funds sold                                                                       0                 -               -
Investment Securities:
   U.S. Treasury                                                                     2,823             4,215           4,463
   U.S. Government                                                                 113,212           117,021         102,489
   State & political obligations                                                    53,297            55,860          52,982
   All others                                                                        1,973             1,697           3,523
Loans and leases (Net of reserve for loan losses of
  $9,313, $6,400 and $6,133 respectively)                                          489,928           497,515         487,702
Bank premises and equipment-net                                                     15,906            15,034          13,611
Accrued interest and other assets                                                   18,526            16,357          12,444
        TOTAL ASSETS                                                             $ 711,804         $ 726,486       $ 696,621

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
        Demand                                                                    $ 42,623          $ 43,808        $ 41,680
        Time and savings                                                           528,553           532,565         533,264
   Federal funds purchased and securities
     sold under agreement to repurchase                                             29,531            38,200          24,098
   Other borrowed money                                                             27,139            28,696          14,694
   Accrued interest and other liabilities                                           10,290             5,479           6,283
        Total Liabilities                                                          638,136           648,748         620,019

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
        shares; issued  1,300,000 shares                                            12,677            12,677          12,677
   Undivided profits                                                                58,831            61,345          59,896
   Accumulated other comprehensive income                                            2,160             3,716           4,029
        Total Shareholders' Equity                                                  73,668            77,738          76,602

LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 711,804         $ 726,486       $ 696,621

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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)




                                                                 Three Months Ended                 Nine Months Ended
                                                            Sept 30, 2003    Sept 30, 2002    Sept 30, 2003    Sept 30, 2002

INTEREST INCOME:
   Loans and leases                                                $ 8,518         $ 8,907          $ 26,028        $ 26,551
   Investment Securities:
        U.S. Treasury securities                                        28              47               112             168
        Securities of U.S. Government agencies                       1,048           1,265             3,289           3,971
        Obligations of states and political subdivisions               531             565             1,674           1,710
        Other                                                           45              85               119             274
   Federal funds                                                         7               8                24              48
   Deposits in banks                                                     5               4                22              22
          Total Interest Income                                     10,182          10,881            31,268          32,744
INTEREST EXPENSE:
   Deposits                                                          3,046           4,349            10,161          13,560
   Borrowed funds                                                      315             339             1,136           1,027
          Total Interest Expense                                     3,361           4,688            11,297          14,587
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                       6,821           6,193            19,971          18,157
PROVISION FOR LOAN LOSSES                                              675             537             5,373           1,585
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                       6,146           5,656            14,598          16,572
OTHER INCOME:
   Service charges                                                     543             546             1,604           1,482
   Other                                                             1,044             569             2,905           2,038
   Net securities gains (losses)                                         2               -               524              64
                                                                     1,589           1,115             5,033           3,584
OTHER EXPENSES:
   Salaries and wages                                                1,664           1,934             5,110           5,834
   Pension and other employee benefits                                 462             503             1,443           1,426
   Occupancy expense (net)                                             137             166               488             359
   Other operating expenses                                          1,781           1,628             5,339           5,264
                                                                     4,044           4,231            12,380          12,883
INCOME BEFORE FEDERAL INCOME TAX                                     3,691           2,540             7,251           7,273
FEDERAL INCOME TAXES                                                 1,100             760             1,691           1,973
NET INCOME                                                           2,591           1,780             5,560           5,300
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                          (1,529)          1,110            (1,556)          2,448
COMPREHENSIVE INCOME                                               $ 1,062         $ 2,890           $ 4,004         $ 7,748
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000     $ 1.99          $ 1.37            $ 4.28          $ 4.08
DIVIDENDS DECLARED                                                  $ 5.40          $ 0.40            $ 6.20          $ 1.15



See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                    Nine Months Ended
                                                                             Sept 30, 2003    Sept 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $ 5,560           $ 5,300
   Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
             Depreciation and amortization                                           1,093             1,095
             Premium amortization                                                      439               451
             Discount amortization                                                     (56)              (61)
             Provision for loan losses                                               5,373             1,585
             Provision for deferred income taxes                                      (653)              (49)
             (Gain) loss on sale of fixed assets                                        34               (53)
             (Gain) loss on sale of investment securities                             (524)              (64)
             Changes in Operating Assets and Liabilities:                                -
                 Accrued interest receivable and other assets                       (1,516)             (295)
                 Accrued interest payable and other liabilities                      4,811             3,113
        Net Cash Provided by Operating Activities                                   14,561            11,022
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                             (1,999)           (2,321)
   Proceeds from sale of fixed assets                                                    -                 -
   Proceeds from maturities of investment securities:                               13,160            45,998
   Proceeds from sale of investment securities:                                     53,661             7,135
   Purchase of investment securities-                                              (67,262)          (41,506)
   Net increase in loans and leases                                                  2,214           (21,044)
        Net Change in Cash by Investing Activities                                    (226)          (11,738)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                         (5,197)            8,787
   Net change in short-term borrowings                                              (8,669)           (2,441)
   Increase in long-term borrowings                                                      -                 -
   Payments on long-term borrowings                                                 (1,557)           (2,716)
   Payments of dividends                                                            (1,560)           (1,495)
        Net Cash Provided by Financing Activities                                  (16,983)            2,135
Net change in cash and cash equivalents                                             (2,648)            1,419
Cash and cash equivalents - Beginning of year                                       18,787            17,988
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                       $ 16,139          $ 19,407

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                    $ 15,531          $ 18,783
  Interest bearing deposits                                                            608               624
  Federal funds sold                                                                     -                 -
                                                                                  $ 16,139          $ 19,407

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

       NOTE 1 BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that are expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.



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

       LIQUIDITY AND CAPITAL RESOURCES

       Refinancing of real estate loans remained brisk throughout the first two months of the period. September marked the slowing of the secondary mortgage revenue stream. The pipeline for secondary mortgages has shrunk considerably and the bank expects to resume to normal activity levels in origination during the last quarter.

       Deposit balances decreased approximately $11 million during the period in both demand and time and savings categories. Certificate of Deposit run-off was expected with the significant change in rates on the automatic renewals. This was offset by investment run-off and decreased loan volume. The net interest margin continued to improve as the liability cost was higher than the asset yield lost.

       The loan loss reserve was increased during the quarter due to credit rating adjustments made on some associated personal loans of a reclassified commercial credit and the bank also adjusted the historical loss factor to encompass five years of data instead of six used previously. These two actions resulted in $.5 million being added to the reserve during the quarter. The bank also replaced funds taken from reserve due to charge-offs as the increase in loan provision expense for the quarter was $675,000. The bank feels the necessary provisions have been made and are confident the reserve is adequate.

       The capital position of the bank remained strong as shown in the capital ratios listed below. Along with its regular dividend, the bank declared a one-time additional dividend of $5 per share based on its strong excess capital position. The bank also recognized that it was an opportune time for our shareholders to receive the dividend based on the favorable personal tax changes concerning dividends.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

       The bank is positioned to have strong earnings through the remainder of the year. The banks financial ratios have continued to improve each month since the first quarter and this is expected to continue throughout the fourth quarter of 2003.


       The following is a summary of five capital ratios as they are calculated from the September 30, 2003 financial statements:

          Primary Ratio                                             11.51%
          Total Capital Ratio                                       15.27%
          Risk Based Capital Tier 1                                 14.39%
          Risk Based Capital Tier 2                                 21.50%
          Stockholders' Equity/Total Assets                         10.35%

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

                                      0-90 days       90-365 days       1-5 Years       Over 5 Years       Total
          Interest Bearing Dep            608                                                                 509
          Investment Securities         9,039            25,387          86,948            49,652         171,305
          Loans                       116,690            80,198          88,412           207,373         492,673
             Total Rate
             Sensitive Assets         126,337           105,585         175,360           257,025         664,487

          Deposits                    118,906           257,894         187,375             7,001         571,176
          Fed Funds Purchased
          & agreements to repurchase   29,531                                                              29,531
          Other Borrowings                                5,156          17,912             4,071          27,139
             Total Rate
             Sensitive Liabilities    148,437           263,050         205,287            11,072         627,846

          Gap                         -22,100          -157,465         -29,927           245,953          36,641

ITEM 4 CONTROLS AND PROCEDURES

       As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls subsequent to September 30, 2003.

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.    DESCRIPTION

EX-31.1        Certification of Chief Executive Officer pursuant to Section 302

EX-31.2        Certification of Chief Financial Officer pursuant to Section 302

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


       No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2003.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Farmers & Merchants Bancorp, Inc.,

Date:     November 13, 2003               By:    /s/ Joe E. Crossgrove
                                               Joe E. Crossgrove
                                               President and CEO

Date:     November 13, 2003               By:   /s/ Barbara J. Britenriker
                                               Barbara J. Britenriker
                                               Senior Vice-President and CFO

                               10-K EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

EX-31.1        Certification of Chief Executive Officer pursuant to Section 302

EX-31.2        Certification of Chief Financial Officer pursuant to Section 302

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002