Form 10-K
period 2003-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2004-03-10
CIK 792966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003
                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the transition period from          to
                                                    --------

                         Commission File Number 0-14492
                         ------------------------------

                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------

                OHIO                                       34-1469491
------------------------------------             -------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

307-11 North Defiance Street                                  43502
       Archbold, Ohio                            -------------------------------
--------------------------------                           (Zip Code)
    (Address of principal
     Executive offices)

        Registrant's telephone number, including area code (419)446-2501
        ----------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                          which registered
       None                                                        None
--------------------                                    ------------------------
--------------------                                    ------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                         Common shares without par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b) - 2 of the Act). Yes [X] No [ ]

At June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $105.00 per share (based upon last known transaction) was $129,490,725.00.

As of February 27, 2004, the Registrant had 1,300,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

                        FARMERS & MERCHANTS BANCORP, INC.
                                TABLE OF CONTENTS

Form 10-K Items                                                                       PAGE
-------------------------------------------------------------------------------------------
Item 1.  Business                                                                    4 -  5

Item 2.  Properties                                                                       5

Item 3.  Legal Proceedings                                                                6

Item 4.  Submission of Matters to a Vote of Security Holders                              6

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters            6

Item 6.  Selected Financial Data                                                          7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                               8 - 22

Item 7a. Quantitative and Qualitative Disclosures About Market Risk                      22

Item 8.  Financial Statements and Supplementary Data                                23 - 49

Item 9.  Disagreements on Accounting and Financial Disclosure                       49 - 50

Item 9a. Controls and Procedures                                                         50

Item 10. Directors and Executive Officers of the Registrant                         51 - 53

Item 11. Management Remuneration and Transactions                                        53

Item 12. Security Ownership of Certain Beneficial Owners and Management                  53

Item 13. Certain Relationships and Related Transactions                                  53

Item 14. Principal Accountant Fees and Services                                          53

Item 15. Exhibits, Financial Schedules and Reports on Form 8-K                      54 - 55

Signatures and Certifications                                                       56 - 60

Total Pages:                                                                             60

Statements contained in this portion of the Company's annual report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of such words as "intend," "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART 1.

ITEM 1.  BUSINESS:

GENERAL

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company under the laws of Ohio and was incorporated in 1985. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a community bank in Northwest Ohio, as it has been since 1897. Our only other subsidiary, Farmers & Merchants Life Insurance Company, a reinsurance company for life, accident and health insurance for the Bank's consumer credits, was formed in 1992. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307-11 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.

NATURE OF ACTIVITIES

The Farmers & Merchants State Bank engages in general commercial banking and savings business. Our activities include commercial and residential mortgage, consumer, and credit card lending activities. Because our Bank's branches are located in Northwest Ohio, a substantial amount of our loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. We have previously engaged in direct finance leasing and have invested in leveraged type leases, although the activity in this area has substantially decreased in recent years.

We also provide checking account services, as well as, savings and other time deposit services such as certificates of deposits. In addition, ATM's (automated teller machines) (Money Access Corporation) are also provided in our offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta and Napoleon, Montpelier, Swanton, and Defiance. Two ATM's are also located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations are at Northwest State Community College, Archbold; Williams County Hospital, Bryan; Fairlawn Haven Wyse Commons, Archbold; Repp Oil, Fayette; Delta Eagles, Bryan; and Sauder Village Barn Restaurant, Archbold.

Farmers & Merchants Life Insurance Company was established to provide services to our customers through the issuance of life and disability insurance policies. Our Bank's lending officers are the selling agents of the policies to customers. The activities of Farmers & Merchants Life Insurance Co. are not significant to the consolidated company.

F&M Investments, the brokerage department of the Bank, opened for business in April, 1999. Securities are offered through Raymond James Financial Services, Inc.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. Our subsidiary bank is in turn regulated and examined by the Ohio Division of Financial Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve System. The activities of our bank subsidiary are also subject to other federal and state laws and regulations, including usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z as promulgated thereunder by the Board of Governors, the Truth in Savings Act, the Bank Bribery Act, the Competitive Equality Banking Act of 1987, the Expedited Funds Availability Act, the Community Reinvestment Act, the FDICIA (Federal Deposit Insurance Corporation Insurance Act), FIRREA (Federal Institutions Reform, Recovery, and Enforcement Act of 1989), the Bank Merger Act, and the Graham-Leach-Bliley Act regarding financial modernization among others.

The commercial banking business in the geographical area in which the Bank operates is highly competitive. In our banking activities, we compete directly with other commercial banks and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2003, we had 229 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

Available Information:

The Company maintains an Internet web-site at the following internet address: http://www.fm-bank.com. The Company files reports with the Securities and Exchange Commission (SEC). Copies of all filings made with the SEC may be read and copied at the SEC's Public Reference Room, 450 Fifth Street, Washington, DC, 20549. You may obtain information about the SEC's Public Reference Room by calling (800/SEC-0330). Because the Company makes its filing with the SEC electronically, you may access such reports at the SEC's website, www.sec.gov. The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonable practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barabra J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501

ITEM 2.  PROPERTIES

Our principal office is located in Archbold, Ohio.

The Bank operates from the facilities at 307-11 North Defiance Street. In addition, the Bank owns the property from 200 to 208 Ditto Street, Archbold, Ohio, which it uses for Bank parking and a community mini-park area. The Bank owns real estate at two locations, 207 Ditto Street and 209 Ditto Street in Archbold, Ohio upon which the bank built a commercial building to be used for storage, and a parking lot for company vehicles and employee parking. The Bank also owns real estate across from the main facilities to provide for parking.

The Bank completed construction in February 2003 of an operations center at 622 Clydes Way in Archbold, Ohio to accommodate our growth.

The Bank owns all of its branch locations. Current locations of retail banking services are:

   Branch                                             Location
Archbold, Ohio                                1313 South Defiance Street

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

West Unity, Ohio                              200 West Jackson Street

Bryan, Ohio                                   924 W. High Street
                                              1000 South Main Street

Delta, Ohio                                   101 Main Street

Montpelier, Ohio                              225 West Main Street
                                              1150 East Main Street

The Bank owns all of its branch locations. Current locations of retail banking services are(Continued)

   Branch                                          Location
Napoleon, Ohio                                2255 Scott Street

Swanton, Ohio                                 7 Turtle Creek Circle

Defiance, Ohio                                1175 Hotel Drive

The majority of the above locations have drive-up service facilities.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank or the Company, to which we are a party or of which any of our properties are the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this report to a vote of the security holders through solicitation of proxies or otherwise.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Our common stock is not quoted on the National Association of Securities Dealers Automated Quotations System (NASDAQ) or any other market or exchange.

Our common stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. We have no broker that sets a price for our stock; therefore, the only source as to the high and low sale price is from private sales of which we have been made aware. The high and low sale prices known to our management are as follows:

                  1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                  -----------   -----------   -----------   -----------
2003     High     $    112.00   $    113.00   $    126.00   $    115.00
         Low      $     95.00   $     95.00   $     95.00   $    100.00

2002     High     $    110.00   $    115.00   $    112.00   $    115.00
         Low      $     85.00   $     95.00   $     95.00   $     95.00

The Bank acts as transfer agent for the Company's common stock.

As of February 19, 2004, there were 1906 record holders of our common stock.

We pay dividends quarterly. Per share dividends for the years ended 2003 and 2002 are as follows:

                  1st Quarter   2nd Quarter   3rd Quarter    4th Quarter   Total
                  -----------   -----------   -----------    -----------   ------
2003                $   .40       $   .40       $  5.40        $  .55      $ 6.75
2002                $   .35       $   .40       $   .35        $  .55      $ 1.65

The ability of the Company to pay dividends is limited by the dividend that the Company receives form the Bank. The Bank may pay as dividends to the Company its retained earnings during the current year and its prior two years. Currently, such limitation on the payment of dividends from the Bank to the Company does not materially restrict the Company's ability to pay dividends to its shareholders.

The Company did not repurchase any of its shares during the fourth quarter of 2003.

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

            SUMMARY OF CONSOLIDATED STATEMENT OF INCOME - UNAUDITED

                                                                        (In Thousands)
                                              -------------------------------------------------------------------
                                                 2003           2002          2001          2000          1999
                                              -------------------------------------------------------------------
Summary of Income:
  Interest income                             $    41,107    $   43,424    $   48,945    $   48,890    $   43,779
  Interest expense                                 14,283        18,979        25,448        25,509        21,150
                                              -------------------------------------------------------------------
       Net Interest Income                         26,824        24,445        23,497        23,381        22,629
Provision for loan loss                             6,903         2,194         2,632         1,496         1,637
                                              -------------------------------------------------------------------
Net interest income after
  provision for loan loss                          19,921        22,251        20,865        21,885        20,992
Other Income (expense), net                        (9,836)      (11,864)      (11,217)      (11,376)      (11,192)
                                              -------------------------------------------------------------------
Net income before
   income taxes                                    10,085        10,387         9,648        10,509         9,800
Income taxes                                        2,459         2,989         2,892         3,118         3,007
                                              -------------------------------------------------------------------
       Net income                             $     7,626    $    7,398    $    6,756    $    7,391    $    6,793
                                              ===========    ==========    ==========    ==========    ==========
Per Share of Common Stock:
  Earnings per common share outstanding (Based on weighted
    average number of shares outstanding)
       Net income                             $      5.87    $     5.69    $     5.20    $     5.69    $     5.23
                                              ===========    ==========    ==========    ==========    ==========
       Dividends                              $      6.75    $     1.65    $     1.60    $     1.50    $     1.40
                                              ===========    ==========    ==========    ==========    ==========
       Weighted average number
        of shares outstanding                   1,300,000     1,300,000     1,300,000     1,300,000     1,300,000
                                              ===========    ==========    ==========    ==========    ==========

               SUMMARY OF CONSOLIDATED BALANCE SHEET - UNAUDITED

                                                          (In Thousands)
                             ----------------------------------------------------------------------
                                  2003           2002           2001          2000          1999
                             ----------------------------------------------------------------------
  Total assets               $      705,703   $   726,486    $  683,626    $  635,160    $  598,529
  Loans                             480,339       497,515       468,243       480,645       456,617
  Total Deposits                    575,066       576,373       566,157       516,463       503,166
  Stockholders' equity               74,856        77,738        70,350        64,988        57,889

  Key Ratios
Return on average equity               9.87%         9.93%         9.73%        12.02%        11.95%
Return on average assets               1.06%         1.06%         1.02%         1.19%         1.16%
Loan to deposits                      83.53%        86.32%        82.71%        93.00%        92.13%
Capital to assets                     10.61%        10.70%        10.29%        10.23%         9.67%
Dividend payout                      115.07%        28.99%        30.79%        26.38%        26.79%

ITEM 7. MANAGEMENTS DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

While the economic situation in the United States has been generally flat at best during 2003, Farmers & Merchants Bancorp, Inc. has experienced yet another year of solid growth in terms of net income. Net interest income, interest income less interest expense, increased by approximately $2.4 million over 2002. The increase was led by the sharp drop in interest expense due to the continued low interest rate environment of 2003. A significant portion of the deposit portfolio, along with the borrowings of the Bank, priced lower totaling a decrease of $4.7 million in interest expense between 2003 and 2002. Interest income also decreased, just not as drastically. Interest income was $41.1 million and $43.4 million for 2003 and 2002, respectively. As a result, net interest income increased from $24.5 million for 2002 to $26.8 million for 2003.

The low interest rate environment of 2003 created revenue opportunities for the Bank. Mortgage activity was steady and noninterest income was generated through the selling of mortgages to the secondary market and the recognition of mortgage servicing rights on those mortgages. Net gain on sales of loans was $3.3 million compared to $1.6 million for 2003 and 2002, respectively. The Bank also sold securities to capture unrealized gains on the portfolio by converting them to realized. An additional $452 thousand over 2002 was added to noninterest income in gain on sale of available-for-sale securities.

Operations during 2003 were negatively impacted by the increased volume and amount of charge-offs. Provision for loan loss as an expense increased from $2.2 million in 2002 to $6.9 million in 2003. Commercial loans represented the majority of the charge-offs. The slow down of the economy in the last two years impacted local manufacturing and precipitated the need to write down a few large commercial loans.

Overall, the Company had an increase in net income compared to the previous year of $228 thousand. Total assets declined by $20.8 million. The decrease in assets was due to a slower credit market as business and consumers were concerned with the direction and stability of the economy. The Bank also sold more loans in the secondary market along with the increased charge-off activity mentioned above. The Company looks forward to an improvement in the economy and the resulting increased credit activity for 2004.

NET INTEREST INCOME

The following table presents net interest income, interest spread and net interest margin for the three years 2001 through 2003, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The table also shows their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax affected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include nonperforming loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

As the charts indicate, the Company experienced increased growth on an average basis for year 2003 compared to 2002. The largest increases in average balances compared to 2002 were in loans and tax-exempt securities. The net interest margin and spread both improved led by the decreased cost of funds or interest expense yield. The interest income yield also decreased but not as much as the interest expense. The net interest margin and spread in 2003 are the highest of the three years shown. The Bank's customers transferred money to shorter term certificate of deposits and increased holdings of money in the more liquid saving instruments, evidenced by the increased balances in the average savings and lower time deposit balances.

                                                                2003
                                                                ----
                                                          ( In Thousands)
                                              ---------------------------------------
                                                Average       Interest/
                                                Balance       Dividends    Yield/Rate
                                              ---------------------------------------
ASSETS
INTEREST EARNING ASSETS:
    Loans (1)                                 $   500,517    $   34,233      6.84%
    Taxable investment securities                 128,087         5,105      3.99%
    Tax-exempt investment securities               44,981         1,710      5.76%
    Interest bearing deposits                       2,413            26      1.08%
    Federal funds sold                              3,163            33      1.04%
                                              -----------    ----------
    TOTAL INTEREST EARNING ASSETS                 679,161    $   41,107      6.18%
                                                             ==========      ====
NON-INTEREST EARNING ASSETS:
    Cash and cash equivalents                       8,511
    Other assets                                   30,078
                                              -----------
                TOTAL ASSETS                  $   717,879
                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
    Savings deposits                          $   209,044    $    1,494      0.71%
    Other time deposits                           326,966        11,336      3.47%
    Other borrowed money                           28,095         1,077      3.83%
    Federal funds purchased and securities
    sold under agreement to repurchase             21,296           376      1.77%
                                              -----------    ----------
       TOTAL INTEREST BEARING LIABILITIES         585,401    $   14,283      2.44%
                                                             ==========      ====
NON-INTEREST BEARING LIABILITIES:
    Non-interest bearing demand deposits           43,924
    Other                                          11,258
                                              -----------
            TOTAL LIABILITIES                     640,583

SHAREHOLDERS' EQUITY                               77,296
                                              -----------
            TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY             $   717,879
                                              ===========
Interest/Dividend income/yield                               $   41,107      6.18%
Interest Expense / yield                                         14,283      2.44%
                                                             ----------      ----
    Net Interest Spread                                      $   26,824      3.74%
                                                             ==========      ====
    Net Interest Margin                                                      3.95%
                                                                             ====

                                                               2002
                                                               ----
                                                          ( In Thousands)
                                              ---------------------------------------
                                                Average       Interest/
                                                Balance       Dividends    Yield/Rate
                                              ---------------------------------------
ASSETS
INTEREST EARNING ASSETS:
  Loans (1)                                   $   476,981    $   35,309       7.40%
  Taxable investment securities                   134,990         6,410       4.75%
  Tax-exempt investment securities                 39,812         1,622       4.07%
  Interest bearing deposits                           823            25       3.04%
  Federal funds sold                                3,522            58       1.65%
                                              -----------    ----------
  TOTAL INTEREST EARNING ASSETS                   656,128    $   43,424       6.62%
                                                             ==========       ====
NON-INTEREST EARNING ASSETS:
  Cash and cash equivalents                        15,873
  Other assets                                     23,135
                                              -----------
                TOTAL ASSETS                  $   695,136
                                              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
  Savings deposits                            $   197,819    $    1,705       0.86%
  Other time deposits                             333,247        15,869       4.76%
  Other borrowed money                             17,773           990       5.57%
  Federal funds purchased and securities
  sold under agreement to repurchase               23,609           415       1.76%
                                              -----------    ----------
    TOTAL INTEREST BEARING LIABILITIES            572,448    $   18,979       3.32%
                                                             ==========       ====
NON-INTEREST BEARING LIABILITIES:
  Non-interest bearing demand deposits             40,485
  Other                                             7,708
                                              -----------
      TOTAL LIABILITIES                           620,641

SHAREHOLDERS' EQUITY                               74,495
                                              -----------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $   695,136
                                              ===========

Interest/Dividend income/yield                               $   43,424       6.62%
Interest Expense / yield                                         18,979       3.32%
                                                             ----------       ----
   Net Interest Spread                                       $   24,445       3.30%
                                                             ==========       ====
   Net Interest Margin                                                        3.73%
                                                                              ====

                                                               2001
                                                               ----
                                                          ( In Thousands)
                                              ---------------------------------------
                                                Average       Interest/
                                                Balance       Dividends    Yield/Rate
                                              ---------------------------------------
ASSETS
INTEREST EARNING ASSETS:
  Loans (1)                                   $   472,181    $   40,728        8.63%
  Taxable investment securities                   106,774         6,203        5.81%
  Tax-exempt investment securities                 29,565         1,310        4.43%
  Interest bearing deposits                           120           231      192.50%
  Federal funds sold                               11,342           473        4.17%
                                              -----------    ----------
  TOTAL INTEREST EARNING ASSETS                   619,982    $   48,945        7.89%
                                                             ==========        ====
NON-INTEREST EARNING ASSETS:
  Cash and cash equivalents                        22,847
  Other assets                                     20,640
                                              -----------
          TOTAL ASSETS                        $   663,469
                                              ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
  Savings deposits                            $   179,610    $    4,898        2.73%
  Other time deposits                             320,341        18,049        5.63%
  Other borrowed money                             20,822         2,085       10.01%
  Federal funds purchased and securities
  sold under agreement to repurchase               25,656           416        1.62%
                                              -----------    ----------
    TOTAL INTEREST BEARING LIABILITIES            546,429    $   25,448        4.66%
                                                             ==========        ====
NON-INTEREST BEARING LIABILITIES:
  Non-interest bearing demand deposits             42,170
  Other                                             5,440
                                              -----------
       TOTAL LIABILITIES                          594,039

SHAREHOLDERS' EQUITY                               69,430
                                              -----------
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                   $   663,469
                                              ===========
Interest/Dividend income/yield                               $   48,945        7.89%
Interest Expense / yield                                         25,448        4.66%
                                                             ----------        ----
  Net Interest Spread                                        $   23,497        3.23%
                                                             ==========        ====
  Net Interest Margin                                                          3.79%
                                                                               ====

(1) For purposes of these computations, non-accruing loans are included in the daily average outstanding loan amounts.

The primary source of the Company's traditional banking revenue is net interest income. Net interest income is the difference between interest income on interest earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earnings assets and liabilities. The change in net interest income is most often measured as a result of two statistics - interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities supporting those funds represents the interest spread. Because non-interest bearing sources of funds such as demand deposits and stockholders' equity also support earning assets, the net interest margin exceeds the interest spread.

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

                                                 2003 vs 2002
                                                (In Thousands)
                                       --------------------------------
                                           Net       Due to Change in
                                         Change     Volume      Rate
                                       --------------------------------
INTEREST EARNED ON:
  Loans                                $  (1,076)  $  1,742   $  (2,818)
  Taxable investment securities           (1,305)      (328)       (977)
  Tax-exempt investment securities            88        210        (122)
  Interest bearing deposits                    1         48         (47)
  Federal funds sold                         (25)        (6)        (19)
                                       ---------   --------   ---------
TOTAL INTEREST EARNING ASSETS          $  (2,317)  $  1,667   $  (3,984)
                                       =========   ========   =========
INTEREST PAID ON:
  Savings deposits                     $    (211)  $     97   $    (308)
  Other time deposits                     (4,533)      (299)     (4,234)
  Other borrowed money                        87        575        (488)
  Federal funds purchased and
   securities sold under agreement to
   repurchase                                (39)       (41)          2
                                       ---------   --------   ---------
TOTAL INTEREST BEARING LIABILITIES     $  (4,696)  $    332   $  (5,028)
                                       =========   ========   =========

                                                2002 vs 2001
                                               (In Thousands)
                                       --------------------------------
                                           Net       Due to Change in
                                         Change     Volume      Rate
                                       --------------------------------
INTEREST EARNED ON:
  Loans                                $  (5,419)  $    355   $  (5,774)
  Taxable investment securities              207      1,340      (1,133)
  Tax-exempt investment securities           312        417        (105)
  Interest bearing deposits                 (206)        21        (227)
  Federal funds sold                        (415)      (129)       (286)
                                       ---------   --------   ---------
TOTAL INTEREST EARNING ASSETS          $  (5,521)  $  2,004   $  (7,525)
                                       =========   ========   =========
INTEREST PAID ON:
  Savings deposits                     $  (3,193)  $    157   $  (3,350)
  Other time deposits                     (2,180)       615      (2,795)
  Other borrowed money                    (1,095)      (170)       (925)
  Federal funds purchased and
   securities sold under agreement to
   repurchase                                 (1)       (36)         35
                                       ---------   --------   ---------
TOTAL INTEREST BEARING LIABILITIES     $  (6,469)  $    566   $  (7,035)
                                       =========   ========   =========

Interest income on loans decreased $1.1 million for 2003 and $5.4 million for 2002. The decrease for 2003 and 2002 was primarily due to a drop in interest rates. This drop was offset by the significant decrease in interest expense due to change in rates on other time deposits of $4.2 million for 2003 and $2.8 million for 2002. The interest rate on the matured certificates of 2003 was often 3% - 4% higher than what the money was able to be reinvested at due to the lower interest rate environment of the last three years along with the customer's propensity to invest for shorter time periods.

ALLOWANCE FOR LOAN LOSSES

The Company increased the allowance for loan loss for 2003. The allowance stands at $7.3 million for 2003 compared to $6.4 million for 2002. The Bank has worked hard to improve loan quality while making credit available to all of those who are in need and deemed an acceptable credit risk. The allowance for loan losses, an estimate of loans currently in the loan portfolio that might become uncollectible was established at 1.3 percent of the total loan portfolio for 2002 compared to 1.5 percent of the loan portfolio at December 31, 2003. This increase was due to the continued concern of the slow pickup of the economy and its effect on our customers going forward. Charge-off activity of $7.3 million was extremely high for 2003 compared to $4.2 and $3.1 million for 2002 and 2001, respectively. The allowance for loan loss activity resulted in expense of $6.9, $2.2 and $2.6 million for 2003, 2002 and 2001, respectively. As stated previously, a portion was to increase the allowance while the vast majority was attributed to replenishing the allowance due to the charge-off activity of the commercial loan portfolio. The number of commercial credits that were charged-off was limited but the amounts were considerable. One large credit has impacted all three years of activity and the Company is no longer carrying a balance on that credit. The Company does not expect to see the same level of significant charge-offs in future years.

NON-INTEREST INCOME

Non-interest income of $8.0 million is an increase of $2.1 million over 2002. Non-interest income for 2002 of $5.8 million is just slightly less than that for 2001 of $5.9 million. Both 2003 and 2001 experienced a dramatic rise due to an increase in fixed rate mortgage loan activity as a result of the favorable interest rates for such loans. These types of loans are sold to investors while the Bank retains the mortgage servicing rights on these loans. As a result, mortgage servicing rights income was $1.7 million for 2001 and $1.1 million for 2003. Mortgage rates increased slightly in 2002 and the level of mortgage activity slowed. With the return of more favorable interest rates during 2003, the mortgage activity was again brisk. Along with the mortgage servicing rights income, gains on the sale of those loans increased in 2003. The recognition of both income sources due to the mortgage activity was at a high of $3.3 million in 2003 compared to $1.6 and $2.1 million for 2002 and 2001, respectively.

NON-INTEREST EXPENSE

Non-interest expense has increased only slightly during the last three years, growing from $17.2 million in 2001 to $17.8 million in 2003. The Company continues to maintain low cost levels while striving to grow the business.

FEDERAL INCOME TAXES

Effective tax rates were 24.38%, 28.78%, and 29.98% for 2003, 2002 and 2001, respectively. The Company has increased its tax-exempt holdings each year and also added bank owned life insurance in the last quarter of 2002.

FINANCIAL CONDITION

Average earning assets have again demonstrated consistent growth over the last three years. Average earnings assets for 2003 were $679 million compared to $656 million for 2002 and $620 million for 2001. This growth in average earnings assets represent a 3.5 percent and 5.8 percent increase for 2003 and 2002, respectively. Increases in 2003 are attributed to loans and tax-exempt securities. Average interest bearing liabilities have also shown steady increases, rising $13 million in 2003 and $26 million in 2002.

SECURITIES

Security balances at December 31 are summarized below:

                                                  (In Thousands)
                                        ------------------------------------
                                           2003          2002        2001
                                        ------------------------------------
U.S. Treasury and Government Agencies   $ 103,470     $ 104,618    $  92,622
Mortgage-backed securities                 14,178        16,618       21,409
State and local governments                51,016        55,860       50,819
Corporate debt securities                   1,981         1,650        7,091
Commercial paper                                -             -          974
Equity securities                              47            47           47
                                        ---------     ---------    ---------
                                        $ 170,692     $ 178,793    $ 172,962
                                        =========     =========    =========

The following table sets forth (dollars in thousands) the maturities of investment securities at December 31, 2003 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

                                                        Maturities
                                       -------------------------------------------
                                                                After One Year
                                          Within One Year      Within Five Years
                                       -------------------------------------------
                                         Amount      Yield      Amount      Yield
                                       -------------------------------------------
U.S. Treasury                          $   2,379     3.08%    $   4,258     2.10%
U.S. Government agency                    49,453     4.11%       47,380     3.02%
Mortgage-backed securities                   189     6.96%       13,989     3.97%
State and local governments                8,516     5.41%       21,934     5.65%
Taxable state and local governments        3,444     5.69%        3,477     5.79%
Corporate debt securities                                         1,981     2.19%

                                                        Maturities
                                       --------------------------------------------
                                         After Five Years
                                         Within Ten Years        After Ten Years
                                       --------------------------------------------
                                         Amount      Yield      Amount       Yield
                                       --------------------------------------------
U.S. Treasury                          $       -        -     $       -         -
U.S. Government agency                         -        -             -         -
Mortgage-backed securities                     -        -             -         -
State and local governments               12,625     5.47%          425      6.32%
Taxable state and local governments          595     6.29%            -         -
Corporate debt securities                      -        -             -         -

At December 31, 2003 the Bank did not hold a large block of any one investment security, except for U.S. Treasury and other U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.5 million. This is required in order to obtain Federal Home Loan Bank Loans.

LOAN PORTFOLIO

The Bank's various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.

The following table shows the Bank's loan portfolio by category of loan:

                                                      (In Thousands)
                              --------------------------------------------------------------
                                 2003         2002         2001         2000        1999
                              --------------------------------------------------------------
Loans:
 Commercial/industrial        $  102,101   $  100,119   $   96,992   $   96,990   $  100,996
 Agricultural                     63,082       66,136       53,717       51,337       46,035
 Real estate mortgage            267,312      278,933      247,545      261,289      237,056
 Consumer                         47,984       51,156       55,845       69,081       71,662
 Industrial Development Bds        7,944        7,810        7,590        8,647        7,015
                              ----------   ----------   ----------   ----------   ----------
         Total Loans          $  488,423   $  504,154   $  461,689   $  487,344   $  462,764
                              ==========   ==========   ==========   ==========   ==========

The following table shows the maturity of loans:

                                              Maturities (In Thousands)
                                 -------------------------------------------------
                                             After One
                                   Within    Year Within      After
                                  One Year   Five Years    Five Years     Total
                                 -------------------------------------------------
Commercial and industrial        $  31,811   $    30,329   $   39,961   $  102,101
Agricultural                        43,823        11,310        7,949       63,082
Real estate mortgage                11,802        19,491      236,019      267,312
Consumer                             9,498        33,095        5,391       47,984
Industrial Development Bonds         1,504         1,657        4,783        7,944

The following table presents the total of loans due after one year which have 1) predetermined interest rates and 2) floating or adjustable interest rates:

                                                (In Thousands)
                                           -----------------------
                                              Fixed      Variable
                                              Rate         Rate
                                           -----------------------
Commercial and industrial                  $   40,105   $   30,185
Agricultural                                   12,314        6,945
Real estate                                    32,957      222,553
Consumer, Credit Card and overdrafts           38,486            -
Industrial Development Bonds                    6,440            -

The following table summarizes the Company's non-accrual and past due loans as of December 31 for each of the last five years:

                                                     (In Thousands)
                              --------------------------------------------------------------
                                 2003         2002        2001          2000         1999
                              --------------------------------------------------------------
Non-accrual loans             $    6,236   $    5,792   $    5,353   $    6,622   $    6,504
Accruing loans past due
  90 days or more                  2,042        2,674        5,408        2,577        2,264
                              ----------   ----------   ----------   ----------   ----------
     Total                    $    8,278   $    8,466   $   10,761   $    9,199   $    8,768
                              ==========   ==========   ==========   ==========   ==========

As of December 31, 2003, management, to the best of their knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

Although loans may be classified as non-performing, some pay on a regular basis, many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $1.5 million for 2002 and $530 thousand for 2003. Any collections of interest on non-accrual loans are included in interest income when collected. This amounted to $346 for 2003, $195 for 2002, $257 thousand for 2001.

Loans are placed on non-accrual status in the event that the loan is in past due status for more than 90 days or payment in full of principle and interest is not expected.

The $6.2 million of non-accrual loans as of December 31, 2003 are secured.

At December 31, 2003 the Bank has $21 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently than quarterly.

The amount of the potential problem loans was considered in management's review of the loan loss reserve required at December 31, 2003.

In extending credit to families, businesses and governments, banks accept a measure of risk against which an allowance for possible loan loss is established by way of expense charges to earnings. This expense, used to enlarge a bank's allowance for loan losses, is determined by management based on a detailed monthly review of the risk factors affecting the loan portfolio, including general economic conditions, changes in the portfolio mix, past due loan-loss experience and the financial condition of the bank's borrowers.

At December 31, 2003, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $63 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

The allowance for loan losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.

Management considers several different risk assessments in determining the allowance for loan losses. The allocated component of the allowance for loan losses reflects expected losses resulting from an analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. For those loans where the internal credit rating is at or below a predetermined classification and management can reasonably estimate the loss that will be sustained based upon collateral, the borrowers operating activity and economic conditions in which the borrower operates, a specific allocation is made. For those borrowers that are not currently behind in their payment, but for which management believes based on economic conditions and operating activities of the borrower, the possibility exists for future collection problems, a reserve is established. The amount of reserve allocated to each loan portfolio is based on past loss experiences and the different levels of risk within each loan portfolio. The historical loan loss portion is determined using a historical loss analysis by loan category.

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

As presented below, charge-offs increased to $7.3 million for 2003, and the provision was $6.9 million. Both of these amounts are up significantly over prior years. Credit losses in the installment loan and real estate loan portfolio have remained fairly steady even given the downturn in the economy. The increase was primarily the result of a few large commercial credits included in the $5.7 charged off in the commercial and agricultural segment. Commercial net charge-offs of $5.13 million account for 85% of the total net charge offs for 2003.

The following table presents a reconciliation of the allowance for loan losses:

                                                                   (In Thousands)
                                            ---------------------------------------------------------
                                               2003       2002        2001        2000        1999
                                            ---------------------------------------------------------
Loans                                       $ 488,247   $ 498,078   $ 461,689   $ 487,344   $ 462,764
                                            =========   =========   =========   =========   =========
Daily average of outstanding loans          $ 500,517   $ 475,035   $ 472,181   $ 475,035   $ 428,087
                                            =========   =========   =========   =========   =========
Allowance for loan losses-Jan. 1            $   6,400   $   7,275   $   7,160   $   6,750   $   5,850
   Loans Charged off:
     Commercial & Agricultural                  5,706       2,987       1,826         257         185
     Consumer                                   1,156       1,050       1,254       1,883       1,085
     Real estate mortgages                        424         215          54         233         304
                                            ---------   ---------   ---------   ---------   ---------
                                                7,286       4,252       3,134       2,373       1,574
                                            ---------   ---------   ---------   ---------   ---------
   Loan Recoveries:
     Commercial & Agricultural                    601         801         421         358         493
     Consumer                                     546         366         191         923         331
     Real estate mortgages                        136          16           5           6          13
                                            ---------   ---------   ---------   ---------   ---------
                                                1,283       1,183         617       1,287         837
                                            ---------   ---------   ---------   ---------   ---------
   Net Charge Offs                              6,003       3,069       2,517       1,086         737
                                            ---------   ---------   ---------   ---------   ---------
   Provision for loan loss                      6,903       2,194       2,632       1,496       1,637
                                            ---------   ---------   ---------   ---------   ---------
Allowance for loan losses-Dec. 31           $   7,300   $   6,400   $   7,275   $   7,160   $   6,750
                                            =========   =========   =========   =========   =========
 Ratio of net charge-offs to average
  Loans outstanding                              1.20%       0.65%       0.53%       0.23%       0.17%
                                            =========   =========   =========   =========   =========

Allocation of the allowance for loan losses among the various loan categories is as follows:

                                                        % of Loans
                                                          in each
                                              Amount    Category to
                                             (000's)    Total Loans
                                            -----------------------
Balance at End of Period Applicable To:
  Commercial/industrial                     $   1,816       1.78%
  Agricultural                                    674       1.07%
  Real estate                                     531       0.20%
  Consumer                                        451       0.94%
  Unallocated                                   3,928      48.80%
                                            ---------
                                            $   7,400       1.52%
                                            =========

DEPOSITS

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:

                                                           (In Thousands)
                                         --------------------------------------------------
                                                        Over Three     Over One
                                                          Months      Year Less      Over
                                            Under       Less Than    Than Three      Three
                                         Three Months    One Year       Years        Years
                                         --------------------------------------------------
Time Deposits                            $      3,610   $   28,439   $    69,726   $  1,304

The following table presents the average amount of and average rate paid on each deposit category:

                                           (In Thousands)
                         --------------------------------------------------
                          Demand        NOW          Savings         Time
                         Deposits     Accounts       Accounts      Accounts
                         --------------------------------------------------
December 31, 2003:

  Average balance        $  43,924   $  101,132    $  107,912    $  326,966
  Average rate                0.00%        0.77%         0.66%         3.47%

December 31, 2002:

  Average balance        $  40,485   $   93,084    $  104,735    $  333,247
  Average rate                0.00%        1.18%         1.32%         4.53%

December 31, 2001:

  Average balance        $  38,377   $   75,765    $  118,393    $  319,326
  Average rate                0.00%        2.00%         2.86%         5.67%

LIQUIDITY

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management's top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank's available for sale securities portfolio. The average aggregate balance of these assets was $195 million during 2002 compared to $194 million for 2003 representing 28 percent and 27 percent of total average assets, respectively. Of the almost $168 million of debt securities in the portfolio as of December 31, 2003, $29 million or 17 percent of the portfolio is expected to mature in 2003. Taking into consideration possible calls of the debt securities, the amount climbs to $64 million or 37.5 percent of the portfolio becomes a source of funds.

Historically, the primary source of liquidity has been core deposits that include non-interest bearing demand deposits, NOW, money market accounts and time deposits of individuals. Through marketing efforts and competitive interest rates, new customers and additional deposits were attracted during 2003. Core deposits increased again in 2003 pushed by the move of time deposits. Overall deposits increased an average of $8.4 million over 2002 compared to 2002's increase over 2001 of $19.7 million in average deposits. These increases represent 1.5 percent and 3.6 percent in average total deposits, respectively.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company's loan to deposit ratio for 2003 was 83.53 percent, 2002 was 86.32 percent, 2001 was 82.71 percent. A decrease in 2003 was caused by the selling of mortgages to the secondary market, the charge off activity and the general slowing of loan demand.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $27.3 million at the end of 2003 compared to $38.2 million at December 31, 2002 and $26.5 million at the end of 2001.

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source decreased by $4.3 million to $24.4 million at December 31, 2003. This compares to decreased borrowings during 2001 of $13.4 to $17.4 million at December 31, 2001, and increased borrowings during 2002 to end the year 2002 at $28.7 million.

CAPITAL RESOURCES

Shareholders' equity was $74.9 million as of December 31, 2003 compared to $77.7 million at December 31, 2002. The Company reduced capital slightly by an increased dividend payout during 2003, specifically with a one-time additional dividend of $5 per share, for an aggregate of $6.5 million. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 2003, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 15.42% and 15.52%, respectively. Core capital to risk-based asset ratios of 11.23% and 14.27% are well in excess of regulatory guidelines.

The Bank's leverage ratio of 8.1% is also substantially in excess of regulatory guidelines as is the Company's at 10.23%.

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

Changes in net income, other than those related to volume arise when interest rates on assets reprice in a time frame or interest rate environment that is different from that of the repricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest-earning assets and interest-bearing liabilities.

Historically, the Bank has maintained liquidity through cash flows generated in the normal course of business, loan repayments, maturing earning assets, the acquisition of new deposits, and borrowings. The Bank's asset and liability management program is designed to maximize net interest income over the long term while taking into consideration both credit and interest rate risk.

Interest rate sensitivity varies with different types of interest-earning assets and interest bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to the market rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest rate sensitive than passbook savings accounts. The Bank utilizes shock analysis to examine the amount of exposure an instant rate change of 100, 200, and 300 basis points in both increasing and decreasing directions would have on the financials. Acceptable ranges of earnings and equity at risk are established and decisions are made to maintain those levels based on the shock results.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of FIN 45 and has applied the recognition and measurement provisions for all guarantees entered into or modified after March 31, 2003. The adoption of this interpretation had no significant effect on the Company's earnings or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidation Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. The Company has no variable interest entities; therefore the pronouncement has no effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives

Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard did not have an effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning if the first interim period beginning after June 15, 2003. This adoption of this standard had no effect on the Company's consolidated financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which we are subject is interest rate risk. The majority of our interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading such as loans, available for sale securities, interest bearing deposits, short term borrowings and long term borrowings. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

Interest rate risk is managed within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. In the event that our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected.

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies that govern the application of generally accepted accounting principles in the preparation of our financial statements. Our significant accounting policies are discussed in the footnotes to the consolidated financial statements. Application of these accounting policies involves judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances.

We believe that the following topic involves the most critical area our operations and the accounting policy associated with this area requires the most significant judgments, assumptions and estimates.

The allowance for loan losses represents management's estimate of credit losses inherent in the Bank's loan portfolio at the report date. The estimate is a composite of a variety of factors including past experience, collateral value, and the general economy. The allowance includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.

ITEM 8.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flow for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

[PLANTE MORAN LOGO]                                         PLANTE & MORAN, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                               Tel: 248.375.7100
                                                              Fax : 248.375.7101
                                                                 plantemoran.com

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Farmers & Merchants Bancorp, Inc. and Subsidiaries
Archbold, Ohio

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                            PLANTE & MORAN, PLLC

February 6, 2004
Auburn Hills, Michigan

                       [KK KROUSE, KERN & CO., INC. LOGO]


                             KROUSE,KERN & Co.,Inc.
                          CERTIFIED PUBLIC ACCOUNTANTS

                               6509 MUTUAL DRIVE
                           FORT WAYNE, INDIANA 46825

                                  260-496-8297
                                FAX 260-496-8187

                             1210 WEST HIGH STREET
                               BRYAN, OHIO 43506

                                  419-636-4569
                                FAX 419-636-4560

                            110 WEST AIRPORT HIGHWAY
                                   SUITE 203
                              SWANTON, OHIO 43558
                                  419-826-9855

January 10, 2003

Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, Ohio

                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and subsidiaries, Archbold, Ohio, as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and subsidiaries, as of December 31, 2002 and 2001, and the results of its consolidated operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                      [KROUSE, KERN & CO., INC.]

                                                       KROUSE, KERN & CO., INC.
                                                       Fort Wayne, Indiana

      Member of
Polaris International

                                                      CONSOLIDATED BALANCE SHEET
                                                      DECEMBER 31, 2003 AND 2002
                                          (000,s OMITTED, EXCEPT PER SHARE DATA)

                                                                (In Thousands)
                                                             -------------------
                                                               2003       2002
                                                             -------------------
                        ASSETS
ASSETS
    Cash and due from banks                                  $ 18,873   $ 18,508
    Interest-bearing deposits in banks                            662        279
                                                             --------   --------
      Total cash and cash equivalents                          19,535     18,787

    Securities - available for sale (Note 3)                  170,692    178,793
    Federal Home Loan Bank stock, at cost                       3,462      3,328
    Loans held for sale                                           176      6,076
    Loans, net (Note 4)                                       480,163    491,021
    Premises and equipment (Note 5)                            15,874     15,034
    Other assets                                               15,801     13,447
                                                             --------   --------
TOTAL ASSETS                                                 $705,703   $726,486
                                                             ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits (Note 7)
        Noninterest-bearing                                  $ 50,710   $ 43,808
        Interest-bearing
           NOW accounts                                        98,639    103,316
           Savings                                            106,739     99,657
           Time                                               318,978    329,592
                                                             --------   --------
               Total deposits                                 575,066    576,373

    Federal funds purchased                                     6,590      9,570
    Securities sold under agreement to repurchase              20,729     28,630
    Long-term debt  (Note 9)                                   24,374     28,696
    Dividend payable                                              715        650
    Accrued expenses and other liabilities                      3,373      4,829
                                                             --------   --------
               Total liabilities                              630,847    648,748
                                                             --------   --------
STOCKHOLDERS' EQUITY (NOTE 14 AND 15)
    Common stock - No par value - 1,500,000 shares
      authorized; 1,300,000 shares issued                      12,677     12,677
    Retained earnings                                          60,196     61,345
    Accumulated other comprehensive income                      1,983      3,716
                                                             --------   --------
               Total stockholders' equity                      74,856     77,738
                                                             --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $705,703   $726,486
                                                             ========   ========
See Note to Consolidated Financial Statements

                                                CONSOLIDATED STATEMENT OF INCOME
                                    YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                          (000,s OMITTED, EXCEPT PER SHARE DATA)

                                                             (In Thousands, Except Share Data)
                                                          ----------------------------------------
                                                              2003         2002           2001
                                                          ----------------------------------------
INTEREST INCOME
   Loans, including fees                                  $    34,233   $    35,309   $     40,728
   Debt securities:
     U.S. Treasury and government agency                        4,454         5,378          4,981
     Municipalities                                             2,196         2,280          1,798
     Corporate debt securities                                     29           224            528
   Dividends                                                      136           150            206
   Federal funds sold                                              33            58            473
   Other                                                           26            25            231
                                                          -----------   -----------   ------------
               Total interest income                           41,107        43,424         48,945
INTEREST EXPENSE
   Deposits                                                    12,830        17,574         22,947
   Federal funds purchased and securities sold
    under agreements to repurchase                                376           415          1,016
   Borrowed funds                                               1,077           990          1,485
                                                          -----------   -----------   ------------
               Total interest expense                          14,283        18,979         25,448
                                                          -----------   -----------   ------------
NET INTEREST INCOME - Before provision for loan losses         26,824        24,445         23,497
PROVISION FOR LOAN LOSSES (Note 4)                              6,903         2,194          2,632
                                                          -----------   -----------   ------------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                             19,921        22,251         20,865
NONINTEREST INCOME
   Customer service fees                                        2,028         2,032          1,899
   Other service charges and fees                               2,120         2,216          1,686
   Net gain on sale of loans                                    3,309         1,552          2,146
   Net gain on sale of available-for-sale securities              528            76            228
                                                          -----------   -----------   ------------
               Total noninterest income                         7,985         5,876          5,959
NONINTEREST EXPENSES
   Salaries                                                     7,067         7,201          7,059
   Employee benefits                                            2,181         2,140          1,937
   Occupancy expense                                              592           444            482
   Furniture and equipment                                      1,445         1,566          1,444
   Data processing                                                996         1,022          1,001
   Franchise taxes                                                922           815            842
   Mortgage servicing rights expense                              723           902            911
   Other general and administrative                             3,895         3,650          3,500
                                                          -----------   -----------   ------------
               Total other operating expenses                  17,821        17,740         17,176
                                                          -----------   -----------   ------------
INCOME BEFORE INCOME TAXES                                     10,085        10,387          9,648

INCOME TAXES                                                    2,459         2,989          2,892
                                                          -----------   -----------   ------------
NET INCOME                                                $     7,626   $     7,398   $      6,756
                                                          ===========   ===========   ============
EARNINGS PER SHARE - BASIC                                $      5.87   $      5.69   $       5.20
                                                          ===========   ===========   ============
WEIGHTED AVERAGE SHARES OUTSTANDING                         1,300,000     1,300,000      1,300,000
                                                          ===========   ===========   ============

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 2003, 2002 AND 2001
                     (000's OMITTED, EXCEPT PER SHARE DATA)

                                                                                          (In Thousands)
                                                                   -------------------------------------------------------------
                                                                                                     Accumulated
                                                                   Shares of                            Other          Total
                                                                    Common      Common   Retained   Comprehensive   Stockholders
                                                                     Stock      Stock    Earnings   Income (Loss)      Equity
                                                                   -------------------------------------------------------------
BALANCE - January 1, 2001                                          1,300,000   $ 12,677  $ 51,416   $         895   $     64,988

Comprehensive income (Note 1):
 Net income                                                                -          -     6,756               -          6,756
 Change in net unrealized gain on securities available for sale,
  net of reclassification adjustment and tax effects                       -          -         -             686            686
                                                                   ---------   --------  --------   -------------   ------------

            Total comprehensive income                                                                                     7,442

Cash dividends declared - $1.60 per share                                  -          -    (2,080)              -         (2,080)
                                                                   ---------   --------  --------   -------------   ------------
BALANCE - December 31, 2001                                        1,300,000     12,677    56,092           1,581         70,350

Comprehensive income (Note 1):
 Net income                                                                -          -     7,398               -          7,398
 Change in net unrealized gain on securities available for sale,
  net of reclassification adjustment and tax effects                       -          -         -           2,135          2,135
                                                                   ---------   --------  --------   -------------   ------------
            Total comprehensive income                                                                                     9,533

Cash dividends declared - $1.65 per share                                  -          -    (2,145)              -         (2,145)
                                                                   ---------   --------  --------   -------------   ------------

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
               FOR THE YEAR ENDED DECEMBER 31, 2003, 2002 AND 2001
                     (000's OMITTED, EXCEPT PER SHARE DATA)

                                                                                           (In Thousands)
                                                                   -------------------------------------------------------------
                                                                                                     Accumulated
                                                                   Shares of                            Other          Total
                                                                    Common      Common   Retained   Comprehensive   Stockholders
                                                                     Stock      Stock    Earnings   Income (Loss)      Equity
                                                                   ------------------------------------------------------------
BALANCE - December 31, 2002                                        1,300,000    12,677     61,345           3,716         77,738

Comprehensive income (Note 1):
  Net income                                                               -         -      7,626               -          7,626
  Change in net unrealized gain on securities available for sale,
    net of reclassification adjustment and tax effects                     -         -          -          (1,733)        (1,733)
                                                                   ---------   -------   --------   -------------   ------------

          Total comprehensive income                                                                                       5,893

Cash dividends declared - $6.75 per share                                  -         -     (8,775)              -         (8,775)
                                                                   ---------   -------   --------   -------------   ------------
BALANCE - December 31, 2003                                        1,300,000   $12,677   $ 60,196   $       1,983   $     74,856
                                                                   =========   =======   ========   =============   ============

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                (000's OMITTED)

                                                                        2003         2002       2001
                                                                      --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $   7,626    $  7,398  $   6,756
   Adjustments to reconcile net income to net cash
        from operating activities:
      Depreciation                                                        1,216       1,345      1,282
      Amortization of servicing rights                                      723         902        911
      Provision for loan loss                                             6,903       2,194      2,632
      Accretion and amortization of securities                            1,406       1,360        278
      Deferred income taxes (benefit)                                      (126)        245        365
      (Gain) loss on sale of other assets                                    12         (26)        21
      Realized gain on sales of available-for-sale securities, net         (528)        (76)      (228)
      Net Change in:
       Loans held for sale                                                5,900      (6,076)   (13,461)
       Change in other assets and other liabilities, net                 (3,651)      1,101     (2,027)
                                                                      ---------    --------  ---------
                 Net cash provided (used) by operating activities        19,481      8,367     (3,471)

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
    Sales                                                                16,036       8,282     10,882
    Maturities, prepayments and calls                                    75,412      65,280     46,212
    Purchases                                                           (86,849)    (77,508)  (116,015)
   Loan and lease originations and principal collections, net             3,955     (25,390)    23,230
   Proceeds from sales of assets                                              -         424        195
   Purchase of life insurance contracts                                       -      (5,057)         -
   Additions to premises and equipment                                   (2,068)     (4,551)    (3,469)
                                                                      ---------    --------  ---------
                 Net cash provided (used) by investing activities         6,486     (38,520)   (38,965)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                   (1,307)     10,215     49,694
   Net change in federal funds purchased and securities
    sold under agreements to repurchase                                 (10,881)     11,661      7,636
   Proceeds from issuance of long-term debt                              10,000      15,000      5,000
   Repayment of long-term debt                                          (14,322)     (3,714)   (18,377)
   Cash dividends paid on common stock                                   (8,709)     (2,210)    (1,950)
                                                                      ---------    --------  ---------
                  Net cash provided (used) by financing activities      (25,219)     30,952     42,003
                                                                      ---------    --------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        748         799       (433)

CASH AND CASH EQUIVALENTS - Beginning of Year                            18,787      17,988     18,421
                                                                      ---------    --------  ---------
CASH AND CASH EQUIVALENTS - End of Year                               $  19,535    $ 18,787  $  17,988
                                                                      =========    ========  =========
SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
      Interest (net of amount capitalized)                            $  14,824    $ 19,370  $  25,665
                                                                      =========    ========  =========
      Income taxes                                                    $   5,326    $  1,316  $   3,480
                                                                      =========    ========  =========

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The Farmers & Merchants Bancorp, Inc. (the Company) through its bank subsidiary, The Farmers & Merchants State Bank provide a variety of financial services to individuals and small businesses through its offices in Northwest Ohio.

CONSOLIDATION POLICY

The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution, and the Farmers & Merchants Life Insurance Company, a reinsurance company for life, accident and health insurance for the Bank's consumer credits. All significant inter-company balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. This includes cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

SECURITIES

Debt securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

FEDERAL HOME LOAN BANK STOCK

The Federal Home Loan Bank stock is recorded at cost since it is not actively traded. The Federal Home Loan Bank sells and purchases its stock at par; therefore cost approximates market value. The stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.

LOANS

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the amount of unpaid principal, reduced by unearned discounts and deferred loan fees and costs, as well as, by the allowance for loan losses. Interest income is accrued on a daily basis based on the principal outstanding.

Generally, a loan is classified as nonaccrual and the accrual of interest income is generally discontinued when a loan becomes ninety days past due as to principal or interest and these loans are placed on a "cash basis" for purposes of income recognition. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal and accrued interest, and the loan is in the process of collection.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as a net adjustment to the related loan's yield. The Bank is generally amortizing these costs over the contractual life of such loans.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to income. Loans deemed to be uncollectable and changes in the allowance relating to impaired loans are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific components relate to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower that the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment disclosures.

LOANS HELD FOR SALE

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

SERVICING ASSETS

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

OFF BALANCE SHEET INSTRUMENTS

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

BANK PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is based on the estimated useful lives of the various properties and is computed using straight line and accelerated methods. Costs for maintenance and repairs are charged to operations as incurred. Gains and losses on dispositions are included in current operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FEDERAL INCOME TAX

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the various temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The Company has no dilutive shares.

COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

                                                            (In Thousands)
                                                   ------------------------------
                                                     2003       2002       2001
                                                   ------------------------------
Net Unrealized gain (loss) on
   available-for-sale securities                   $ (2,100)  $  3,311   $  1,267
Tax Effect                                              714     (1,126)      (431)
                                                   --------   --------   --------
Net-of-tax amount                                    (1,386)     2,185        836
                                                   --------   --------   --------
Reclassification adjustment for gain on sale of
   available-for-sale securities                   $   (528)  $    (76)  $   (228)
Tax Effect                                              181         26         78
                                                   --------   --------   --------
Net-of-tax amount                                      (347)       (50)      (150)
                                                   --------   --------   --------
Change in accumulated other comprehensive income
   other comprehensive income                      $ (1,733)  $  2,135   $    686
                                                   ========   ========   ========

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee; this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has adopted the disclosure requirements of FIN 45 and has applied the recognition and measurement provisions for all guarantees entered into or modified after March 31, 2003. The adoption of this interpretation had no significant effect on the Company's earnings or financial position.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk to finance its activities without additional subordinated support from other parties. The Company has no variable interest entities; therefore, the pronouncement has no effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard did not have an effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning if the first interim period beginning after June 15, 2003. This adoption of this standard had no effect on the Company's consolidated financial statements.

RECLASSIFICATION

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation.

NOTE 2 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANK

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserves required at December 31, 2003 and 2002 were $6.0 million and $9.2 million, respectively.

NOTE 2 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANK  (CONTINUED)

The Company and its subsidiaries maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

                                                   (In Thousands)
                                   -----------------------------------------------
                                                        2003
                                   -----------------------------------------------
                                                 Gross        Gross      Estimated
                                   Amortized   Unrealized   Unrealized     Market
                                      Cost       Gains        Losses       Value
                                   -----------------------------------------------
Available-for-Sale:
     U.S. Treasury                 $   6,607   $       30   $        -   $   6,637
     U.S. Government agency           95,906        1,246          319      96,833
     Mortgage-backed securities       14,138          193          153      14,178
     State and local governments      48,991        2,140          115      51,016
     Corporate debt securities         1,999            -           18       1,981
     Equity securities                    47            -            -          47
                                   ---------   ----------   ----------   ---------
                                   $ 167,688   $    3,609   $      605   $ 170,692
                                   =========   ==========   ==========   =========

                                                   (In Thousands)
                                   -----------------------------------------------
                                                        2002
                                   -----------------------------------------------
                                                 Gross        Gross      Estimated
                                   Amortized   Unrealized   Unrealized     Market
                                      Cost       Gains        Losses       Value
                                   -----------------------------------------------
Available-for-Sale:
     U.S. Treasury                 $   4,125   $       90   $        -   $   4,215
     U.S. Government agency           97,569        2,834            -     100,403
     Mortgage-backed securities       16,123          495            -      16,618
     State and local governments      53,683        2,209           32      55,860
     Corporate debt securities         1,615           35            -       1,650
     Equity securities                    47            -            -          47
                                   ---------   ----------   ----------   ---------
                                   $ 173,162   $    5,663   $       32   $ 178,793
                                   =========   ==========   ==========   =========

The gross realized gains and losses for the years ended December 31, are presented below:

                                             (In Thousands)
                                   -----------------------------------

                                     2003         2002         2001
                                   -----------------------------------
Gross realized gains               $     528   $       79   $      228
Gross realized losses                      -           (3)           -
                                   ---------   ----------   ----------
            Net Realized Gains     $     528   $       76   $      228
                                   =========   ==========   ==========

The amortized cost and fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         (In Thousands)
                                     ----------------------
                                     Amortized
                                        Cost     Fair Value
                                     ----------------------
One year or less                     $  28,660   $   29,242
After one year through five years       97,496       99,256
After five years through ten years      37,921       38,477
After ten years                          3,564        3,670
                                     ---------   ----------
                                       167,641      170,645
Equity securities                           47           47
                                     ---------   ----------
            Total                    $ 167,688   $  170,692
                                     =========   ==========

Investments with a carrying value of $131 million at December 31, 2003 and 2002 were pledged to secure public deposits and securities sold under repurchase agreements.

NOTE  4 - LOANS

Loans at December 31, are summarized below:

                                              (In Thousands)
                                           ---------------------

                                               2003       2002
                                           ---------------------
Loans:
   Real estate                             $ 267,136   $ 263,200
   Commercial and industrial                 102,101     108,037
   Agricultural (excluding real estate)       63,082      66,136
   Consumer and other loans                   47,848      52,735
   Overdrafts                                    136         160
   Industrial Development Bonds                7,944       7,810
                                           ---------   ---------
                                             488,247     498,078
   Less: Deferred loan fees and costs           (784)       (657)
                                           ---------   ---------
                                             487,463     497,421
   Less: Allowance for loan losses            (7,300)     (6,400)
                                           ---------   ---------
                 Loans - Net               $ 480,163   $ 491,021
                                           =========   =========

The following is a maturity schedule by major category of loans including available for sale loans:

                                                 (In Thousands)
                                       -----------------------------------
                                           Principal Payments Due Within
                                       -----------------------------------
                                                    Two to         After
                                       One Year   Five Years    Five Years
                                       -----------------------------------
Real estate loans                      $ 11,802   $   19,491    $  236,019
Commercial and industrial loans          31,811       30,329        39,961
Agricultural (excluding real estate)     43,823       11,310         7,949
Consumer, Master Card and Overdrafts      9,498       33,095         5,391
Industrial Development Bonds              1,504        1,657         4,783

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2003:

                                             (In Thousands)
                                         ---------------------
                                          Fixed      Variable
                                           Rate        Rate
                                         ---------------------
Real estate loans                        $ 42,563   $  224,749
Commercial and industrial loans            50,322       51,779
Agricultural (excluding real estate)       21,870       41,212
Consumer, Master Card and Overdrafts       46,086        1,898
Industrial Development Bonds                7,944            -

One to four family residential mortgage loans amounting to $33.0 million have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

As of December 31, 2003 and 2002 there were $14.2 and $10.4 million, respectively, of undisbursed loans in process.

The following is an analysis of the allowance for loan loss:

                                        (In Thousands)
                                  -------------------------
                                    2003     2002     2001
                                  -------------------------
Allowance for Loan Losses
   Balance at beginning of year   $ 6,400  $ 7,275  $ 7,160
   Provision for loan loss          6,903    2,194    2,632
   Recoveries                       1,283    1,183      617
   Loans charged off               (7,286)  (4,252)  (3,134)
                                  -------  -------  -------
Balance - End of year             $ 7,300  $ 6,400  $ 7,275
                                  =======  =======  =======

The following is a summary of information pertaining to impaired loans:

                                                                (In Thousands)
                                                              ------------------
                                                                2003      2002
                                                              ------------------
Impaired loans without a
   valuation allowance                                        $  2,621   $ 2,388
Impaired loans with a valuation
   allowance                                                    18,081    14,990
                                                              --------   -------
Total impaired loans                                          $ 20,702   $17,378
                                                              ========   =======
Valuation allowance related to
   impaired loans                                             $  3,472   $ 2,183
Total non-accrual loans                                       $  6,236   $ 5,792
Total loans past-due ninety days or more and still accruing   $  2,042   $ 2,674

                                              (In Thousands)
                                     -------------------------------

                                       2003        2002       2001
                                     -------------------------------
Average investment in
  impaired loans                     $ 19,040    $ 18,574   $ 19,760
                                     ========    ========   ========
Interest income recognized
   on impaired loans                 $  1,227    $    195   $    257
                                     ========    ========   ========
Interest income recognized on
   a cash basis on impaired loans    $    346    $    195   $    257
                                     ========    ========   ========

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5 -  PREMISES AND EQUIPMENT

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

                                         (In Thousands)
                                       -------------------
                                         2003       2002
                                       -------------------
Land                                   $  2,756   $  2,769
Buildings (useful life 15-39 years)      15,012     13,974
Furnishings (useful life 3-15 years)      9,389      8,470
                                       --------   --------
                                         27,157     25,213
      Less: Accumulated depreciation    (11,283)   (10,179)
                                       --------   --------
    Premises and Equipment (Net)       $ 15,874   $ 15,034
                                       ========   ========

NOTE 6 -  SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $242.0 and $209.9 million at December 31, 2003 and 2002, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2003 and 2002, was $1.4 and $1.0 million, respectively.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

                                                 (In Thousands)
                                        ------------------------------
                                          2003       2002       2001
                                        ------------------------------
Mortgage servicing rights capitalized   $  1,139   $    260   $  1,707
                                        ========   ========   ========

Mortgage servicing rights amortized     $    723   $    902   $    911
                                        ========   ========   ========

NOTE 7 -  DEPOSITS

Time deposits at December 31 consist of the following:

                                       (In Thousands)
                                     -------------------
                                       2003       2002
                                     -------------------
Time deposits under $100,000         $215,899   $239,493
Time deposits of $100,000 or more     103,079     90,099
                                     --------   --------
                                     $318,978   $329,592
                                     ========   ========

For each of the five years subsequent to December 31, 2003, maturities for time deposits having a remaining term of more than one year follows:

                 (In Thousands)
                 -------------
   2004          $     193,104
   2005                 65,502
   2006                 53,344
   2007                  1,900
   2008                  2,909
thereafter               2,219
                 -------------
                 $     318,978
                 =============

NOTE 8 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Bank's policy requires qualifying securities as collateral for the underlying repurchase agreements. As of December 31, 2003 and 2002 securities with a book value of $31.8 million and $33.6 million, respectively, were underlying the repurchase agreements and were under the Bank's control.

NOTE 9 - LONG TERM DEBT

Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 2.24% to 7.05%. Total borrowings were $24.4 and $28.7 million for 2003 and 2002, respectively. Notes are secured by a blanket lien on 100% of the one to four family residential mortgage loan portfolio.

The following is a schedule by years of future minimum principal payments:

                 (In Thousands)
                 -------------
   2004          $       2,411
   2005                  2,011
   2006                 11,720
   2007                  6,416
   2008                    711
thereafter               1,105
                 -------------
                 $      24,374
                 =============

NOTE 10 - FEDERAL INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

                         (In Thousands)
                -------------------------------
                  2003        2002       2001
                --------    --------   --------
Current:
    Federal     $  2,585    $  2,749   $  2,732

Deferred:
    Federal         (126)        240        160
                --------    --------   --------
                $  2,459    $  2,989   $  2,892
                ========    ========   ========

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

                                                 (In Thousands)
                                       -------------------------------
                                         2003        2002       2001
                                       --------    --------   --------
Income tax at statutory rates          $  3,429    $  3,594   $  3,411
Increase(decrease) resulting from:
   Tax exempt interest                     (571)       (685)      (596)

       Other                               (399)         80         77
                                       --------    --------   --------
                                       $  2,459    $  2,989   $  2,892
                                       ========    ========   ========

Deferred tax assets and liabilities at December 31 are comprised of the following:

                                            (In Thousands)
                                         --------------------
                                           2003        2002
                                         --------    --------
Deferred Tax Assets:
   Allowance for loan losses             $  2,211    $  1,890
   Other                                       82           -
                                         --------    --------
                                            2,293       1,890

Deferred Tax Liabilities:
   Accreted discounts on bonds                155         193
   FHLB stock dividends                       610         564
   Mortgage servicing rights                  490         348
   Other                                      222          95
   Net unrealized gain on available-
       for-sale securities                  1,020       1,914
                                         --------    --------
                                            2,497       3,114
                                         --------    --------
           Net Deferred Tax Liability    $   (204)   $ (1,224)
                                         ========    ========

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant's deferral contributions and employer matching contributions. A seven-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $505, $509, and $472 thousand for 2003, 2002 and 2001, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $16.5 and $15.8 million at December 31, 2003 and 2002, respectively. Loans made during 2003 were $145.4 million and repayments were $143.1 million.

Deposits to directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2003 and 2002 amounted to $6.2 million and $14.5 million, respectively.

NOTE 13 - OFF BALANCE SHEET ACTIVITIES

CREDIT RELATED FINANCIAL INSTRUMENTS

The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customer. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                    (In Thousands)
                                ----------------------
                                   2003         2002
                                ----------    --------
Commitments to extend credit    $  111,203    $ 92,035
Credit card arrangements            15,890      23,582
Standby letters of credit            1,762       2,706

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

COLLATERAL REQUIREMENTS

To reduce credit risk related to the use of credit-related financial instruments, the Bank might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Bank's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment and real estate.

LEGAL CONTINGENCIES

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

NOTE 14 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2003 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2003 and 2002 are as follows:

                                                                          To Be Well Capitalized
                                                                             Under the Prompt
                                                          For Capital       Corrective Action
                                   Actual              Adequacy Purposes        Provisions
                                  --------------------------------------------------------------
                                   (000's)            (000's)              (000's)
                                   Amount     Ratio    Amount    Ratio     Amount         Ratio
                                  --------    -----   --------   -----    --------        ------
AS OF DECEMBER 31, 2003
Total Risk-Based Capital
(to Risk Weighted Assets)
CONSOLIDATED                      $ 79,267    15.52%  $ 40,847    8.00%   $ 51,059        10.00%
FARMERS & MERCHANTS STATE BANK      78,693    15.42%    40,831    8.00%     51,039        10.00%

Tier 1 Capital
(to Risk Weighted Assets)
CONSOLIDATED                        72,873    14.27%    20,423    4.00%     30,635         6.00%
FARMERS & MERCHANTS STATE BANK      57,302    11.23%    20,416    4.00%     30,623         6.00%

Tier 1 Capital
(to Adjusted Total Assets)
CONSOLIDATED                        72,873    10.23%    28,502    4.00%     35,627         5.00%
FARMERS & MERCHANTS STATE BANK      57,302     8.07%    28,420    4.00%     35,524         5.00%

                                                                          To Be Well Capitalized
                                                                             Under the Prompt
                                                          For Capital       Corrective Action
                                   Actual              Adequacy Purposes        Provisions
                                  --------------------------------------------------------------
                                  (000's)             (000's)             (000's)
                                   Amount     Ratio    Amount    Ratio     Amount         Ratio
                                  --------    -----   --------   -----    --------        ------
AS OF DECEMBER 31, 2002
Total Risk-Based Capital
(to Risk Weighted Assets)
CONSOLIDATED                      $ 83,851    16.51%  $ 40,750    8.00%   $ 50,938        10.00%
FARMERS & MERCHANTS STATE BANK      79,702    15.44%    41,300    8.00%     51,626        10.00%

Tier 1 Capital
(to Risk Weighted Assets)
CONSOLIDATED                        74,008    14.53%    20,375    4.00%     30,563         6.00%
FARMERS & MERCHANTS STATE BANK      63,302    12.26%    20,650    4.00%     30,976         6.00%

Tier 1 Capital
(to Adjusted Total Assets)
CONSOLIDATED                        74,008    10.19%    29,059    4.00%     43,589         5.00%
FARMERS & MERCHANTS STATE BANK      63,302     8.84%    28,636    4.00%     35,794         5.00%

NOTE 15 - RESTRICTIONS OF DIVIDENDS

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $4.0 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2003 and 2002 are reflected below:

                                                                (In Thousands)
                                              --------------------------------------------------
                                                        2003                       2002
                                              --------------------------------------------------
                                               Carrying       Fair        Carrying       Fair
                                                Amount        Value        Amount        Value
                                              ----------    ---------    ----------    ---------
Financial Assets:
       Cash and due from banks                $   18,873    $  18,873    $   18,508    $  18,508
       Interest-bearing deposits in banks            662          662           279          279
       Securities - available for sale           170,692      170,692       178,793      178,793
       Federal Home Loan Bank                      3,462        3,462         3,328        3,328
       Loans, net                                480,163      487,833       497,515      525,585
       Interest receivable                         5,192        5,192         5,963        5,963

Financial Liabilities:
       Deposits                               $  575,066    $ 575,651    $  576,373    $ 584,707
       Short-term debt
           Federal funds purchased                 6,590        6,590         9,570        9,570
           Repurchase agreement sold              20,729       20,729        28,630       28,630
       Other debt                                 24,374       21,251        28,696       29,028
       Interest payable                              989          989         1,530        1,530

Off-Balance Sheet Financial Instruments
       Commitments to
           extend credit                      $        -    $       -    $        -    $       -
       Standby letters of credit                       -            -             -            -

The following assumptions and methods were used in estimating the fair value for financial instruments:

CASH AND DUE FROM BANKS

The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate their fair values.

INTEREST BEARING DEPOSITS

The carrying amounts of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

SECURITIES AND FEDERAL HOME LOAN BANK STOCK

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

LOANS

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

DEPOSITS

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

BORROWINGS

Short-term borrowings are carried at cost that approximates fair value. Other long-term debt was generally valued using a discounted cash flows analysis with a discounted rate based on current incremental borrowing rates for similar types of arrangements, or if not available, based on an approach similar to that used for loans and deposits. Long-term debt includes their related current maturities.

ACCRUED INTEREST RECEIVABLE AND PAYABLE

The carrying amounts of accrued interest approximate their fair values.

OFF BALANCE SHEET FINANCIAL INSTRUMENTS

Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTE 17 - CONDENSED FINANICAL STATEMENTS OF PARENT COMPANY

                                 BALANCE SHEET

                                                          (In Thousands)
                                                       --------------------
                                                         2003        2002
                                                       --------    --------
ASSETS
     Cash                                              $    903    $    655
     Related party receivables:
     Dividends receivable from subsidiares                    -         325
     Note receivable from Bank subsidiary                15,000      10,000
     Investment in subsidiaries                          59,883      67,553
                                                       --------    --------
TOTAL ASSETS                                           $ 75,786    $ 78,533
                                                       ========    ========
LIABILITIES
     Accrued expenses                                  $    215    $    145
     Dividends payable                                      715         650
                                                       --------    --------
  Total Liabilities                                         930         795
                                                       --------    --------
STOCKHOLDERS' EQUITY
     Common stock - No par value - 1,500,000 shares
     authorized; 1,300,000 shares issued                 12,677      12,677
     Undivided profits                                   60,196      61,345
     Accumulated other comprehensive income               1,983       3,716
                                                       --------    --------
  Total Stockholders' Equity                             74,856      77,738
                                                       --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 75,786    $ 78,533
                                                       ========    ========

                                INCOME STATEMENT

                                                        (In Thousands)
                                                ------------------------------
                                                  2003       2002       2001
                                                --------   --------   --------
INCOME
     Dividends from subsidiaires                $ 13,273   $  1,415   $  1,665
     Interest                                        604        600        600
                                                --------   --------   --------
        Total Income                              13,877      2,015      2,265
                                                --------   --------   --------
OPERATING EXPENSE                                    125        131         74
                                                --------   --------   --------

INCOME BEFORE INCOME TAXES AND EQUITY IN
     UNDISTRIBUTED EARNINGS AND SUBSIDIARIES      13,752      1,884      2,191

INCOME TAXES                                         175        147        179
                                                --------   --------   --------
                                                  13,577      1,737      2,012
     Equity in undistributed earnings
        of subsidiaries                           (5,951)     5,660      4,744
                                                --------   --------   --------
NET INCOME                                      $  7,626   $  7,397   $  6,756
                                                ========   ========   ========

                             STATEMENTS OF CASHFLOW

                                                                    (In Thousands)
                                                           -------------------------------
                                                             2003        2002       2001
                                                           --------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                           $  7,626    $  7,397   $  6,756
      Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities:
            Equity in undistributed net income
            of subsidiaries                                   5,951      (5,660)    (4,329)
         Changes in Operating Assets and
            Liabilities:
              Note receivable                                (5,000)          -          -
              Dividends receivable                              325         390       (415)
              Accrued expenses                                   55         (35)         5
                                                           --------    --------   --------
                  Net Cash Provided by
                  Operating Activities                        8,957       2,092      2,017

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of dividends                                   (8,709)     (2,210)    (1,950)
                                                           --------    --------   --------
                  Net Change in Cash and
                  Cash Equivalents                              248        (118)        67
CASH AND CASH EQUIVALENTS
  Beginning of year                                             655         773        706
                                                           --------    --------   --------
CASH AND CASH EQUIVALENTS
  End of year                                              $    903    $    655   $    773
                                                           ========    ========   ========

                          Quarterly Financial Data - UNAUDITED

                                                   Quarter Ended in 2003
                                    ---------------------------------------------------
                                      Mar 31       June 30        Sep 30       Dec 31
                                    ----------   -----------    ----------   ----------
Summary of Income:
     Interest income                $   10,462   $    10,627    $   10,182   $    9,836
     Interest expense                    4,063         3,873         3,361        2,986
                                    ----------   -----------    ----------   ----------
          Net Interest Income            6,399         6,754         6,821        6,850
Provision for loan loss                  3,938           760           675        1,530
                                    ----------   -----------    ----------   ----------
Net interest income after
     provision for loan loss             2,461         5,994         6,146        5,320
Other income (expense)                  (2,937)       (1,956)       (2,455)      (2,488)
                                    ----------   -----------    ----------   ----------
Net income before income taxes            (476)        4,038         3,691        2,832
Income taxes                              (347)          939         1,100          767
                                    ----------   -----------    ----------   ----------
Net income                          $     (129)  $     3,099    $    2,591   $    2,065
                                    ==========   ===========    ==========   ==========
Earnings per Common Share           $    (0.10)  $      2.38    $     1.99   $     1.60
                                    ==========   ===========    ==========   ==========
Average common shares outstanding    1,300,000     1,300,000     1,300,000    1,300,000
                                    ==========   ===========    ==========   ==========

                                                   Quarter Ended in 2002
                                    ---------------------------------------------------
                                      Mar 31       June 30        Sep 30       Dec 31
                                    ----------   -----------    ----------   ----------
Summary of Income:
     Interest income                $   11,200   $    10,662    $   10,881   $   10,681
     Interest expense                    5,016         4,883         4,688        4,392
                                    ----------   -----------    ----------   ----------
          Net Interest Income            6,184         5,779         6,193        6,289
Provision for loan loss                    656           393           537          608
                                    ----------   -----------    ----------   ----------
Net interest income after
     provision for loan loss             5,528         5,386         5,656        5,681
Other income (expense)                  (2,955)       (3,230)       (3,234)      (2,445)
                                    ----------   -----------    ----------   ----------
Net income before income taxes           2,573         2,156         2,422        3,236
Income taxes                               670           543           641        1,135
                                    ----------   -----------    ----------   ----------
Net income                          $    1,903   $     1,613    $    1,781   $    2,101
                                    ==========   ===========    ==========   ==========
Earnings per Common Share           $     1.46   $      1.24    $     1.37   $     1.62
                                    ==========   ===========    ==========   ==========
Average common shares outstanding    1,300,000     1,300,000     1,300,000    1,300,000
                                    ==========   ===========    ==========   ==========

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

Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis utilizing interest rate shocks to help in this analysis. The shocks presented below assume an immediate change of rate in the percentages and direction shown:

    Interest Rate Shock on                                   Interest Rate Shock on
     Net Interest Margin                                       Net Interest Income
------------------------------                             --------------------------
 Net Interest       % Change        Rate         Rate       Cumulative     % Change
Margin (Ratio)    to Flat Rate    Direction   changes by   Total ($000)  to Flat Rate
-------------     ------------    ---------   ----------   -----------   ------------
   4.09%             -5.72%        Rising        3.00%        27,615         -9.18%

   4.14%             -4.56%        Rising        2.00%        28,421         -6.53%

   4.20%             -3.23%        Rising        1.00%        29,259         -3.77%

   4.34%              0.00%         Flat            0         30,406          0.00%

   4.35%              0.09%        Falling      -1.00%        30,614          0.69%

   4.18%             -3.63%        Falling      -2.00%        29,675         -2.40%

   3.87%            -10.80%        Falling      -3.00%        28,066         -7.69%


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) On November 14, 2003, the audit committee of Farmers & Merchants Bancorp, Inc. (the "Corporation"), accepted the resignation of Krouse, Kern, and Company, Inc. (Krouse) as the Corporation's independent public accountants and appointed Plante & Moran, PLLC ("Plante & Moran") as its new independent public accountants for 2003. A report of this event was made on Form 8-K by the Company on November 18, 2003.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE (CONTINUED)

     (b) Krouse's report on the consolidated financial statements of the Corporation for each fiscal years ended December 31, 2001 and December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended December 31, 2001 and December 31, 2002, and the subsequent interim period through November 14, 2003, there were no disagreements between the Corporation and Krouse on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Krouse, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the fiscal years ended December 31, 2001 and December 31, 2002, and the subsequent interim period through November 14, 2003, there were no reportable events as defined in Item 304 (a) (1) (v) of SEC regulation S-K.

     (c) Krouse's report on the Corporation's consolidated financial statements for year ended December 31, 2002, dated January 10, 2003, was issued on an unqualified basis in conjunction with the filing of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

     (d) During the Corporation's two most recent fiscal years ended December 31, 2001, and December 31, 2002, and the subsequent interim period through November 14, 2003, the Corporation did not consult with Plante & Moran regarding any of the matters or events set forth in Item 304
         (a) (2) (i) and (ii) of SEC regulation S-K.

     No disagreements exist on accounting and financial disclosures or related matters.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There was no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

The information called for herein is presented below:

                                                                              YEAR FIRST
                                          PRINCIPAL OCCUPATION OR               BECAME
       NAME              AGE          EMPLOYMENT FOR PAST FIVE YEARS           DIRECTOR
------------------       ---    ------------------------------------------    ----------
Eugene Bernath            70    Farmer                                           1978
                                Chariman of the Board,
                                Farmers & Merchants Bancorp, Inc.
                                The Farmers & Merchants State Bank

Dexter Benecke            61    President, Viking Trucking, Inc.                 1999

Jerry L. Boyers           70    President, Edifice Construction Management       1976

Joe E. Crossgrove         66    President, Chief Executive Officer               1992
                                The Farmers & Merchants State Bank

Robert G. Frey            63    President, E.H. Frey & Sons, Inc.                1987

Jack C. Johnson           51    President, Hawk's Clothing, Inc.                 1991
                                Partner, REJO Partnership

Dean E. Miller            59    President, MBC Holdings, Inc.                    1986

Anthony J. Rupp           54    President, Rupp Furniture Co.                    2000

David P. Rupp Jr.         62    Attorney, Plassman, Rupp, Hensel, Short          2001
                                & Hagans

James C. Saneholtz        57    President, Saneholtz-McKarns, Inc.               1995

Maynard Sauder            71    Chairman, Sauder Woodworking Co.                 1980

Merle J. Short            63    Farmer, President of Promow, Inc.                1987

Steven J. Wyse            59    President, SteelinQ Systems, Inc.                1991

Steven A. Everhart        49    Secretary/Treasurer, MBC Holdings, Inc.          2003

                               EXECUTIVE OFFICERS

                                         Principal Occupation
         Name             Age            for Past Five Years
----------------------    ---   --------------------------------------
Eugene Beranth             70   Farmer
                                Chairman of the Board
                                Farmers & Merchants State Bank

Joe E. Crossgrove          67   President, Chief Executive Officer
                                The Farmers & Merchants State Bank
                                (since 1991) Executive Vice President
                                and Treasurer of Farmers & Merchants
                                Bancorp, Inc.
                                Director and Vice President of Farmers
                                & Merchants Life Insurance Co.

Rex D. Rice                44   Executive Vice President
                                Chief Lending Officer

Edward A. Leininger        47   Executive Vice President
                                Chief Operating Officer

Barbara J. Britenriker     42   Senior Vice President
                                Chief Financial Officer
                                Comptroller

Allen Lantz                50   Senior Vice President
                                Branch Administrator

Randal Schroeder           43   Vice President
                                Senior Operations Officer

     The information called for under Rule 405 of Regulation S-K regarding compliance with Section 16(a) is presented in the proxy statement to be furnished in connection with the soliciation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 3, 2004, and is incorporated herein by reference.

     The Board of Directors of the Company adopted a Code of Business Conduct and Ethics (the "Code") at its meeting on February 13, 2004. While the Sarbanes-Oxley Act of 2002 mandates the adoption of a code of ethics for the most senior executive officers of all public companies, the Code adopted by the Corporation's Board of Directors is broader in the activities covered and applies to all officers, directors and employees of the Corporation and the Bank, including the chief executive officer, chief financial officer, principal accounting officer and other senior officers performing accounting, auditing, financial management or similar functions. The administration of the Code has been delegated to the Audit Committee of the Board of Directors, a Committee comprised entirely of "independent directors." The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Corporation assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The Board and management of the Corporation intends to continue to monitor not only the developing legal requirements in this area, but also the best practices of comparable companies, to assure that the Corporation maintains sound corporate governance practices in the future.

     A copy of the Corporation's Code is available on the website of the Bank (www.fm-bank.com). In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Joe E. Crossgrove, President, Chief Executive Officer and Treasurer of Farmers & Merchants Bancorp, Inc., 307-11 North Defiance Street, Archbold, Ohio 43502, and are asked to mark Code of Business Conduct and Ethics on the outside of the envelope containing the request.

     ITEM 11. MANAGEMENT RENUMERATION AND TRANSACTIONS

     The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 3, 2004, and is incorporated herein by reference .

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 3, 2004, and is incorporated herein by reference.

     The Company currently has no equity compensation plans or arrangements, such as stock option or restricted stock arrangements, pursuant to which equity securities of the Company are authorized for issuance.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 3, 2004, and is incorporated herein by reference.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 3, 2004, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The Following documents are filed as part of this report:

                  (1) Financial Statements (included in this 10-K under item 8)
                           Report of Independent Accountants
                           Consolidated Balance Sheets
                           Consolidated Statements of Income
                           Consolidated Statements of Changes in Shareholders' Equity
                           Consolidated Statements of Cash Flows
                           Note to Consolidated Financial Statements

                  (2)      Financial Statement Schedules
                           Five Year Summary of Operations

                  (3)      Exhibits Required by Item 601 of Regulation S-K

                           (3.1) Articles of Incorporation (incorporated from Form 10-K of the Company previously filed).

                           (3.2) Code of Regulations (incorporated from Form 10-K of the Company previously filed).

                  (21)     Subsidiaries of Farmers & Merchants Bancorp, Inc.

                  (31.1) Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

                  (31.2) Certification of the Chief Financial Officer Required under Rule 13(a)- 14(a)/15d-14(a)

                  (32.1) Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (32.2) Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           (b)      reports on Form 8-K

                  Registrant filed a current report on Form 8-K under Item 9 (Regulation FD Disclosure) on January 20, 2004 that attached a letter from Joe E. Crossgrove, President and CEO of the Company, to shareholders regarding a dividend payment.

                        FARMERS & MERCHANTS BANCORP, INC

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, herunto duly authorized

                           By: /s/ Joe E. Crossgrove     Date: February 27, 2004
                               ---------------------
                               Joe E. Crossgrove
                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe E. Crossgrove           Date: February 27, 2004    /s/ Barbara J. Britenriker      Date: February 27, 2004
----------------------------                               ----------------------------
Joe E. Crossgrove, Director                                Barbara J. Britenriker
Chief Executive Officer                                    Chief Financial Officer
(Principal Executive Officer)                              (Principal Financial Officer/
                                                           Principal Accounting Officer)

/s/ Eugene D. Bernath           Date: February 27, 2004    /s/ Kent Roth                   Date: February 27, 2004
----------------------------                               ----------------------------
Eugene D. Bernath                                          Kent Roth, Auditor
Director and Chairman

/s/ Jack C. Johnson             Date: February 27, 2004    /s/ Anthony J. Rupp             Date: February 27, 2004
----------------------------                               ----------------------------
Jack C. Johnson, Director                                  Anthony J. Rupp, Director

/s/ Dean E. Miller              Date: February 27, 2004    /s/ David P. Rupp Jr.           Date: February 27, 2004
----------------------------                               ----------------------------
Dean E. Miller, Director                                   David P. Rupp Jr, Director

/s/ Steven A. Everhart          Date: February 27, 2004    /s/ James Saneholtz             Date: February 27, 2004
----------------------------                               ----------------------------
Steven A. Everhart, Director                               James Saneholtz, Director

/s/ Kevin J. Sauder             Date: February 27, 2004    /s/ Merle J. Short              Date: February 27, 2004
----------------------------                               ----------------------------
Kevin J. Sauder, Director                                  Merle J. Short, Director

                                 EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION
-----------       --------------------------------------------------------------
 (21)             Subsidiaries of Farmers & Merchants Bancorp, Inc.

 (31.1)           Certification of the Chief Executive Officer Required under
                  Rule 13(a)-14(a)/15d-14(a)

 (31.2)           Certification of the Chief Financial Officer Required under
                  Rule 13(a)-14(a)/15d-14(a)

 (32.1)           Certification of the Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

 (32.2)           Certification of the Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.