Form 10-Q
period 2004-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2004-05-10
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
               X  Quarterly Report Pursuant to Section 13 or 15(d)
              ----
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2004
                                       OR
                  Transition Report Pursuant to Section 13 or 15(d)
              ----
                     of the Securities Exchange Act of 1934
               For the transition period from ________ to ________
                          Commission File Number 0-14492
                          -----------------------------

                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                        34-1469491
               -----                                       ----------
   (State or other jurisdiction of                        (I.R.S Employer
   incorporation or organization)                       Identification No.)

307-11 North Defiance Street, Archbold, Ohio                   43502
--------------------------------------------               --------------
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


Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act).        Yes  _X__   No ____

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:


        Common Stock, No Par Value                        1,300,000
-------------------------------------        -----------------------------------
                   Class                       Outstanding as of April 23, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX



            Form 10-Q Items                                                                           Page


            PART I.       FINANCIAL INFORMATION

            Item   1.     Financial Statements (Unaudited)

                          Condensed Consolidated Balance Sheets-
                                  March 31, 2004, December 31, 2003 and March 31, 2003                  1

                          Condensed Consolidated Statements of Net Income-
                                  Three Months Ended March 31, 2004 and March 31, 2003                  2

                          Condensed Consolidated Statements of Cash Flows-
                                  Three Months Ended March 31, 2004 and March 31, 2003                  3

                          Notes to Condensed Financial Statements                                       4

            Item   2.     Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations                                             4

            Item   3.     Market Risk                                                                   5

            Item   4.     Controls and Procedures                                                       6

            PART II.      OTHER INFORMATION

            Item   1.     Legal Proceedings                                                             6

            Item   2.     Changes in Securities and Use of Proceeds                                     6

            Item   3.     Defaults Upon Senior Securities                                               6

            Item   4.     Submission of Matters to an Vote of Security Holders                          6

            Item   5.     Other Information                                                             7

            Item   6.     Exhibits and Reports on form 8K                                               7

            Signatures                                                                                  7

            Exhibits


ITEM 1 FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)



                                                          March 31, 2004  December 31, 2003  March 31, 2003
ASSETS:
Cash and due from banks                                      $ 13,444         $ 18,873         $ 22,537
Interest bearing deposits with banks                            2,931              662              516
Federal funds sold                                              2,150               --            1,780
Investment Securities:
   U.S. Treasury                                                  610            6,637            4,356
   U.S. Government                                            123,860          111,011          102,866
   State & political obligations                               51,850           51,016           55,828
   All others                                                      --            2,028                0
Loans and leases (Net of reserve for loan losses of
  $7,500, $7,300 and $7,856, respectively)                    485,014          480,339          492,988
Bank premises and equipment-net                                15,782           15,874           15,975
Accrued interest and other assets                              19,008           19,263           17,126
                                                             --------         --------         --------
          TOTAL ASSETS                                       $714,649         $705,703         $713,972
                                                             ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
          Demand                                             $ 43,214         $ 50,710         $ 42,600
          Time and savings                                    544,630          524,356          538,395
   Federal funds purchased and securities
     sold under agreement to repurchase                        22,369           27,319           23,682
   Other borrowed money                                        24,120           24,374           28,315
   Accrued interest and other liabilities                       3,587            4,088            4,147
        Total Liabilities                                     637,920          630,847          637,139

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
          shares; issued  1,300,000 shares                     12,677           12,677           12,677
   Undivided profits                                           61,617           60,196           60,681
   Accumulated other comprehensive income                       2,435            1,983            3,475
        Total Shareholders' Equity                             76,729           74,856           76,833
                                                             --------         --------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY                         $714,649         $705,703         $713,972
                                                             ========         ========         ========



See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2003 Balance Sheet has been derived from the audited financial statements of that date.

                       FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)





                                                                              Three Months Ended
                                                                        March 31, 2004   March 31, 2003
INTEREST INCOME:
   Loans and leases                                                        $  7,735        $  8,630
   Investment Securities:
          U.S. Treasury securities                                               26              44
          Securities of U.S. Government agencies                                977           1,166
          Obligations of states and political subdivisions                      511             578
          Other                                                                  37              37
   Federal funds                                                                 17               4
   Deposits in banks                                                              4               3
            Total Interest Income                                             9,307          10,462
INTEREST EXPENSE:
   Deposits                                                                   2,465           3,645
   Borrowed funds                                                               303             418
            Total Interest Expense                                            2,768           4,063
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                                6,539           6,399
PROVISION FOR LOAN LOSSES                                                       416           3,938
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                                6,123           2,461
OTHER INCOME:
   Service charges                                                              525             514
   Other                                                                        612             740
   Net securities gains                                                         127              42
                                                                              1,264           1,296
OTHER EXPENSES:
   Salaries and wages                                                         1,960           1,825
   Pension and other employee benefits                                          498             462
   Occupancy expense (net)                                                      173             209
   Other operating expenses                                                   1,929           1,737
                                                                              4,560           4,233
INCOME BEFORE FEDERAL INCOME TAX                                              2,827            (476)
FEDERAL INCOME TAXES                                                            821            (347)
NET INCOME                                                                    2,006            (129)
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                                      452            (241)
                                                                           --------        --------
COMPREHENSIVE INCOME                                                       $  2,458        $   (370)
                                                                           ========        ========
NET INCOME PER SHARE (Based upon
     weighted average number of shares outstanding of 1,300,000            $   1.54        $  (0.10)
                                                                           ========        ========
DIVIDENDS DECLARED                                                         $   0.45        $   0.40
                                                                           ========        ========


See Notes to Condensed Consolidated Unaudited Financial Statements

                        FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)


                                                                                                     Three Months Ended
                                                                                              March 31, 2004       March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $  2,006              $   (129)
   Adjustments to Reconcile Net Income to Net
          Cash Provided by Operating Activities:
                    Depreciation and amortization                                                   344                   361
                    Premium amortization                                                            358                  (258)
                    Discount amortization                                                           (32)                   54
                    Provision for loan losses                                                       416                 3,938
                    Provision for deferred income taxes                                            (232)                 (110)
                    (Gain) loss on sale of fixed assets                                              35                     2
                    (Gain) loss on sale of investment securities                                   (127)                  (42)
                    Changes in Operating Assets and Liabilities:                                      -
                              Accrued interest receivable and other assets                          487                  (659)
                              Accrued interest payable and other liabilities                       (501)               (1,332)
          Net Cash Provided by Operating Activities                                               2,754                 1,825
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                            (287)               (4,339)
   Proceeds from sale of fixed assets                                                                 -                     -
   Proceeds from maturities of investment securities:                                            11,550                 3,035
   Proceeds from sale of investment securities:                                                  11,401                18,443
   Purchase of investment securities-                                                           (28,196)               (2,580)
   Net increase in loans and leases                                                              (5,091)                  589
          Net Cash Used by Investing Activities                                                 (10,623)               15,148
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                      12,778                 4,622
   Net change in short-term borrowings                                                           (4,950)              (14,518)
   Increase in long-term borrowings                                                                   -                     -
   Payments on long-term borrowings                                                                (254)                 (381)
   Payments of dividends                                                                           (715)                 (650)
          Net Cash Provided by Financing Activities                                               6,859               (10,927)
Net change in cash and cash equivalents                                                          (1,010)                6,046
Cash and cash equivalents - Beginning of year                                                    19,535                18,787
                                                                                               --------              --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                                    $ 18,525              $ 24,833
                                                                                               ========              ========

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                                 $ 13,444              $ 22,537
  Interest bearing deposits                                                                       2,931                   516
  Federal funds sold                                                                              2,150                 1,780
                                                                                               --------              --------
                                                                                               $ 18,525              $ 24,833
                                                                                               ========              ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

        NOTE 1 BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that are expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

        Liquidity continues to increase as deposit growth out paces loan growth. The first quarter of 2004 shows a slight increase of $4.6 million in loans compared to December 2003 but a decrease of almost $8 million from the same quarter last year. The decrease compared to last March is due to refinancing variable rate real estate loans into fixed rate loans and consequently, the sale of these loans into the secondary market. The decrease in loans is also due to $6 million of loans having been charged-off during 2003.

        Loan demand has remained sluggish throughout the first quarter with improvement projected as the economy continues to improve in 2004. Financial results for the agricultural community, which comprises approximately 13% of the overall portfolio, were strong during 2003 after two rough years. This has helped to strengthen the asset quality of the portfolio.

        Deposits increased to $587.8 million representing growth of $12.7 and $6.8 million over last quarter and March 2003, respectively. Thirty percent of the certificate of deposit portfolio matured during the first quarter. An additional twenty percent matures in the second quarter. The bank is working to extend the duration of the portfolio and has been successful with promotions to encourage depositors to invest longer. During 2003 a great deal of depositers invested short term in the hopes of rising rates. The bank is striving to maintain its net interest margin by controlling the liabilities repricing.

        The additional liquidity was put to use in the investment portfolio. Investments grew by over $13.2 million from March 2003 and by over $5.6 million from December of 2003. When loan growth develops, the investment portfolio will be used if necessary to fund the growth. It may also be utilized if and when deposit money returns to the stock market and mutual funds.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

        Yields on the loan portfolio have continued to decline to 6.28% for the first quarter. The decline in the cost rates, however, have been more drastic causing the overall net interest margin to improve slightly. Maintaining the margin is an important part of the ongoing profitability of the company. The discussion on market risk to follow will document the exposure of margin and earnings to interest rate risk.

        Overall profitability has improved from a loss for first quarter 2003, and in line with the fourth quarter of 2003. The replacement of non-interest income derived from the real estate activity of 2003 presents a challenge going forward. At the same time, the level of charge-off activity of 2003 is not expected to repeat. Past dues (over 90 days) at year-end were .433% of total loans and have improved to .042% for March 2004. Past dues for quarter ended March 2003 were .285%.

        The company continues to be well-capitalized as the capital ratios below show:

                Primary Ratio                                 11.66%
                Total Capital Ratio                           15.00%
                Risk Based Capital Tier 1                     15.08%
                Risk Based Capital Tier 2                     21.29%
                Stockholders' Equity/Total Assets             10.74%

ITEM 3  MARKET RISK

        Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The Company's primary market risk is interest rate risk. The majority of the Company's interest rate risk arises from the instruments, positions and transactions entered into for the purposes other than trading such as loans, available for sale securities, interest bearing deposits, short and long term borrowings. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

        Interest rate risk is managed within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. Asset/liability management is done with the Company's main subsidiary, The Farmers & Merchants State Bank. The bank employs a sensitivity analysis utilizing interest rate shocks to assist in this analysis. The shocks presented below assume an immediate change of rate in the percentages and directions shown:


Interest Rate Shock on                                                                    Interest Rate Shock on
Net Interest Margin                                                                       Net Interest Income
---------------------------                                                          ---------------------------------

Net Interest        % Change             Rate                  Rate                  Cumulative           % Change
Margin(Ratio)       to Flat Rate         Direction             changes by            Total($000)          to Flat Rate
---------------     ------------------   --------------------  -------------------   -------------------  ------------

   4.058%           -0.083%              Rising                3.000%                7,102                -1.776%

   4.051%           -0.090%              Rising                2.000%                7,089                -1.969%

   4.049%           -0.092%              Rising                1.000%                7,083                -2.052%

   4.141%           0.000%               Flat                  0.000%                7,231                0.000%

   4.097%           -0.044%              Falling               -1.000%               7,138                -1.289%

   3.850%           -0.291%              Falling               -2.000%               6,705                -7.273%

   3.495%           -0.647%              Falling               -3.000%               6,093                -15.733%



        As the table shows, should rates increase, the bank's exposure to interest rate risk is minimal and the risk lessen as the rates go higher. To the extent that the bank has the ability not to instantly reprice the liability side of the balance sheet, the risk would decrease even more. The falling rate scenario shows the highest risk on a 300 basis point drop. This is due to the fact that the liability side of the balance sheet will have already hit its low. Unless customers are willing to pay the bank to keep their deposit, this is definitely the worse case scenario. The asset side of the bank has also at this point hit many of the floors so that additional declining rates would have little effect.

ITEM 4  CONTROLS AND PROCEDURES

        As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls subsequent to March 31, 2004.

PART II

ITEM 1  LEGAL PROCEEDINGS

        None

ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
        None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

ITEM 5  OTHER INFORMATION

        None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        3.1 Articles of Incorporation of the Registrant

        3.2 Code of Regulations of the Registrant

        4   Instruments Defining the Rights of Security Holders (See Exhibits
            3.1 and 3.2)

        31.1 Rule 13-a-14(a) Certification - CEO

        31.2 Rule 13-a-14(a) Certification - CFO

        32.1 Section 1350 Certification - CEO

        32.2 Section 1350 Certification - CFO

        Registrant filed a current report on form 8-K under Item 9 (Regulation FD Disclosure) on January 20, 2004 that attached a letter from Joe E. Crossgrove, President and CEO for the Company, to shareholders regarding a dividend payment.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Farmers & Merchants Bancorp, Inc.,


Date:       April 23, 2004                   By:    /s/ Joe E. Crossgrove
                                                    Joe E. Crossgrove
                                                    President and CEO

Date:       April 23,2004                    By:   /s/ Barbara J. Britenriker
                                                   Barbara J. Britenriker
                                                   Senior Vice-President and CFO

                               10-Q EXHIBIT INDEX

        EX- 3.1         Articles of Incorporation of the Registrant

        EX- 3.2         Code of Regulations of the Registrant

        EX- 31.1        Certification of Chief Executive Officer pursuant to
                        Section 302

        EX- 31.2        Certification of Chief Financial Officer pursuant to
                        Section 302

        EX- 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

        EX- 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002