Form 10-Q
period 2004-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2004-08-09
CIK 792966

                        SECURTIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2004
                                       OR
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from          to
                                              --------    --------
                          Commision File Number 0-14492
                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                         34-1469491
------------------------------------------                 -------------------
     (State or other jurisdiction of                        (I.R.S Employer
     incorporation or organization)                        Identification No.)

307-11 North Defiance Street, Archbold, Ohio                       43502
--------------------------------------------                  --------------
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

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value                         1,300,000
--------------------------------------    --------------------------------------
              Class                          Outstanding as of August 2, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items

                                                                                                     Page
PART I.      FINANCIAL INFORMATION

Item   1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets-
                  June 30, 2004, December 31, 2003 and June 30, 2003                                   1

             Condensed Consolidated Statements of Net Income-
                  Three Months and Six Months Ended June 30, 2004 and June 30, 2003                    2

             Condensed Consolidated Statements of Cash Flows-
                  Six Months Ended June 30, 2004 and June 30, 2003                                     3

             Notes to Condensed Financial Statements                                                   4

Item   2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                           4-5

Item   3.    Market Risk                                                                              5-6

Item   4.    Controls and Procedures                                                                   6

PART II.     OTHER INFORMATION

Item   1.    Legal Proceedings                                                                         6

Item   2.    Changes in Securities and Use of Proceeds                                                 6

Item   3.    Defaults Upon Senior Securities                                                           6

Item   4.    Submission of Matters to an Vote of Security Holders                                     6-7

Item   5.    Other Information                                                                         7

Item   6.    Exhibits and Reports on form 8K                                                          7-8

Signatures                                                                                             8

Certifications Under Section 302                                                                      9-10

Exhibit 32.  Additional Exhibit - Certifications Under Section 906                                   11-12

ITEM 1 FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                             June 30, 2004      December 31, 2003     June 30, 2003
ASSETS:
Cash and due from banks                                        $  15,914            $  18,873           $  23,423
Interest bearing deposits with banks                               1,237                  662                 509
Federal funds sold                                                     0                    0                   0
Investment Securities:
   U.S. Treasury                                                   2,899                6,637               3,852
   U.S. Government                                               121,508              111,011             115,619
   State & political obligations                                  52,783               51,016              54,649
   All others                                                      3,579                2,028               2,006
Loans and leases (Net of reserve for loan losses of
  $7,800, $7,300 and $8,840, respectively)                       483,172              480,339             492,004
Bank premises and equipment-net                                   15,748               15,874              16,088
Accrued interest and other assets                                 15,473               19,263              16,610
                                                               ---------            ---------           ---------
                   TOTAL ASSETS                                $ 712,313            $ 705,703           $ 724,760
                                                               =========            =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
                   Noninterest bearing                         $  47,256            $  50,710           $  45,977
                   Interest bearing                              536,771              524,356             536,074
   Federal funds purchased and securities
     sold under agreement to repurchase                           25,698               27,319              30,339
   Other borrowed money                                           23,885               24,374              27,929
   Accrued interest and other liabilities                          3,375                4,088               4,816
                                                               ---------            ---------           ---------
        Total Liabilities                                        636,985              630,847             645,135

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
                   shares; issued  1,300,000 shares               12,677               12,677              12,677
   Undivided profits                                              63,073               60,196              63,259
   Accumulated other comprehensive income (expense)                 (422)               1,983               3,689
                                                               ---------            ---------           ---------
        Total Shareholders' Equity                                75,328               74,856              79,625

LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 712,313            $ 705,703           $ 724,760
                                                               =========            =========           =========

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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                           (in thousands of dollars)

                                                                        Three Months Ended               Six Months Ended
                                                                  June 30, 2004   June 30, 2003    June 30, 2004   June 30, 2003
INTEREST INCOME:
   Loans and leases                                                  $  7,757        $  8,880         $ 15,492        $ 17,510
   Investment Securities:
            U.S. Treasury securities                                        4              40               31              84
            Securities of U.S. Government agencies                      1,043           1,076            2,020           2,241
            Obligations of states and political subdivisions              504             565            1,014           1,143
            Other                                                          35              37               72              74
   Federal funds                                                           15              14               32              17
   Deposits in banks                                                        7              15               10              17
                                                                     --------        --------         --------        --------
                        Total Interest Income                           9,365          10,627           18,671          21,086
INTEREST EXPENSE:
   Deposits                                                             2,454           3,470            4,919           7,115
   Borrowed funds                                                         304             403              607             822
                        Total Interest Expense                          2,758           3,873            5,526           7,937
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                          6,607           6,754           13,145          13,149
PROVISION FOR LOAN LOSSES                                                 375             760              791           4,698
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                          6,232           5,994           12,354           8,451
OTHER INCOME:
   Service charges                                                        539             547            1,064           1,061
   Other                                                                  688           1,120            1,300           1,861
   Net securities gains                                                     1             480              127             522
                                                                     --------        --------         --------        --------
                                                                        1,228           2,147            2,491           3,444
OTHER EXPENSES:
   Salaries and wages                                                   1,836           1,621            3,796           3,446
   Pension and other employee benefits                                    549             519            1,047             981
   Occupancy expense (net)                                                185             142              358             351
   Other operating expenses                                             1,969           1,821            3,898           3,558
                                                                        4,539           4,103            9,099           8,336
                                                                     --------        --------         --------        --------
INCOME BEFORE FEDERAL INCOME TAX                                        2,921           4,038            5,746           3,559
FEDERAL INCOME TAXES                                                      879             939            1,700             591
                                                                     --------        --------         --------        --------
NET INCOME                                                              2,042           3,099            4,046           2,968
                                                                     ========        ========         ========        ========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                             (2,857)            214           (2,405)            (27)
COMPREHENSIVE INCOME (EXPENSE)                                       $   (815)       $  3,313         $  1,641        $  2,941
NET INCOME PER SHARE (Based upon
     weighted average number of shares
     outstanding of 1,300,000)                                       $   1.57        $   2.38         $   3.11        $   2.28
DIVIDENDS DECLARED                                                   $   0.45        $   0.40         $   0.90        $   0.80

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                                     Six Months Ended
                                                                                               June 30, 2004   June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                    $  4,046         $  2,968
   Adjustments to Reconcile Net Income to Net
            Cash Provided by Operating Activities:
                                  Depreciation and amortization                                       688              724
                                  Premium amortization                                                725              426
                                  Discount amortization                                               (61)             (54)
                                  Provision for loan losses                                           791            4,698
                                  Provision (Benefit) for deferred income taxes                     1,239             (882)
                                  Loss on sale of fixed assets                                         73               32
                                  Gain on sale of investment securities                              (127)            (522)
                                  Changes in Operating Assets and Liabilities:
                                             Accrued interest receivable and other assets           2,551              629
                                             Accrued interest payable and other liabilities        (2,598)            (663)
                                                                                                 --------         --------
            Net Cash Provided by Operating Activities                                               7,327            7,356
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                              (635)          (1,810)
   Proceeds from sale of fixed assets                                                                   0                0
   Proceeds from maturities of investment securities:                                              28,798           13,160
   Proceeds from sale of investment securities:                                                    10,500           26,954
   Purchase of investment securities                                                              (50,301)         (37,338)
   Net increase (decrease) in loans and leases                                                     (3,624)             813
                                                                                                 --------         --------
            Net Cash Provided (Used) by Investing Activities                                      (15,262)           1,779
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                                         8,961            5,678
   Net change in short-term borrowings                                                             (1,621)          (7,861)
   Increase in long-term borrowings                                                                     0                0
   Payments on long-term borrowings                                                                  (489)            (767)
   Payments of dividends                                                                           (1,300)          (1,040)
            Net Cash Provided (Used) by Financing Activities                                        5,551           (3,990)
                                                                                                 --------         --------
Net change in cash and cash equivalents                                                            (2,384)           5,145
Cash and cash equivalents - Beginning of year                                                      19,535           18,787
                                                                                                 --------         --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                                      $ 17,151         $ 23,932
                                                                                                 ========         ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                                   $ 15,914         $ 23,423
  Interest bearing deposits                                                                         1,237              509
                                                                                                 --------         --------

                                                                                                 $ 17,151         $ 23,932
                                                                                                 ========         ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

                  NOTE 1 BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that are expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                  Statements contained in this portion of the Company's report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as "intend," "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results differ from those projected in the forward-looking statements.

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

                  LIQUIDITY AND CAPITAL RESOURCES

                  Liquidity continues to remain strong as the investment portfolio continues to build. Deposit growth was moderate during the first six months and has grown slightly as compared to June 30, 2003. The second quarter of 2004 shows an increase in loans of approximately $2.8 million compared to December 31, 2003, but remains behind the loans balances of June 30, 2003 by $8.8 million. This decrease in loans coupled with the increase in deposits has funded the investment growth. Overall, company asset growth has been slow.

                  Loan demand has remained sluggish throughout the first half of 2004 with improvement projected as the economy continues to strengthen. Financial results for the agricultural community, which comprises approximately 13% of the overall portfolio, were strong during 2003 after two rough years. This has helped to strengthen the asset quality of the portfolio. Past dues (over 30 days) in the total loan portfolio have hit historical lows for the company. This is a postive indicator for future loan losses to remain low during 2004.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

                  Deposits increased compared to both year-end and a year ago totaling $9 and $2 million, respectively. During 2003 a great deal of depositers invested short term in the hopes of rising rates. Fifty percent of the certificate of deposit portfolio matured during the first half. The goal was to extend the duration of the portfolio while maintaining the balances. The bank has been successful with promotions to encourage depositors to invest longer. The bank has seen the most growth in time deposits during 2004 and is striving to maintain its net interest margin by controlling the liabilities repricing.

                  The additional liquidity was put to use in the investment portfolio. Investments grew by over $4.6 million from June 2003 and by $10 million from December of 2003. As loan growth develops, the investment portfolio will be used to fund the growth if deposit growth is slower. Additional funds are available in short-term borrowings as they have decreased $4 and $.7 million compared to June and December 2003, respectively.

                  The income statement shows yields on all portfolios have decreased compared to 2003, but the overall net interest income is lower by only $4,000 for the six months ended June 2004 from 2003 income. Maintaining the margin is an important part of the ongoing profitability of the company. The discussion on market risk to follow will document the exposure of margin and earnings to interest rate risk.

                  The largest determinant for the improved profitability in 2004 is the lower loan loss provision. Approximately $4.7 million was the provision for June 2003 compared to $.8 million as of June 2004. The reduction in provision offset the loss of other noninterest income that had been derived from real estate refinancing during 2003.

                  The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                            11.54%
Tier I Leverage Ratio                    10.62%
Risk Based Capital Tier 1                14.69%
Total Risk Based Capital                 15.95%
Stockholders' Equity/Total Assets        10.58%

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

                  Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis in the form of a net interest rate shock as shown in the table following.

ITEM 3            MARKET RISK (Continued)

Interest Rate Shock on Net Interest         Interest Rate Shock on Net Interest
                                            Margin Income

Net Interest        % Change to          Rate           Rate          Cumulative          % Change to
Margin (Ratio)       Flat Rate         Direction     Changes by       Total ($000)         Flat Rate
--------------      -----------        ---------     ----------       ------------        -----------
    4.23%             -3.005%           Rising          3.000%           16,323              -3.585%
    4.24%             -2.755%           Rising          2.000%           16,425              -2.982%
    4.25%             -2.419%           Rising          1.000%           16,537              -2.321%
    4.36%              0.000%           Flat            0.000%           16,930               0.000%
    4.36%             -2.600%           Falling        -1.000%           16,906              -0.138%
    4.12%             -5.532%           Falling        -2.000%           15,976              -5.633%
    3.75%            -13.929%           Falling        -3.000%           14,645             -13.496%

                  As the table shows, should rates increase as predicted, the bank's exposure to interest rate risk is minimal. To the extent that the bank has the ability not to instantly reprice the liability side of the balance sheet, the risk would decrease even more. The falling rate scenario shows the highest risk on a 300 basis point drop. With the Federal Reserve upward movement that occurred at the end of June, this scenario seems most unlikely.

ITEM 4            CONTROLS AND PROCEDURES

                  As of June 30 2004, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls subsequent to June 30, 2004.

                  The bank has hired David Kowalski as Senior Internal Auditor. His educational background includes a MBA in Finance and he is a CPA. He heads up the auditing department and also has experience in the banking industry.

PART II

ITEM 1            LEGAL PROCEEDINGS

                  None

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  The Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc. was held on April 3, 2004. The following directors were elected to a new term of office:

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                  (Continued)

Eugene D. Bernath                    Dean E. Miller
Dexter L. Benecke                    Anthony J. Rupp
Jerry L Boyers                       David P. Rupp Jr.
Joe E. Crossgrove                    James C. Saneholtz
Steven A. Everhart                   Kevin J. Sauder
Robert G. Frey                       Merle J. Short
Jack C. Johnson                      Steven J. Wyse

                  Matters scheduled for consideration at this meeting were:

                  1.    To elect fourteen (14) directors of the Corporation; and

                  2. To transact such other business as may have properly come before the meeting or any adjournment thereof.

                  The results of the voting for the election of directors are as follows:

     Director                        For          Withhold Authority
     --------                        ---          ------------------
Eugene D. Bernath                  897,884                 1
Dexter L. Benecke                  897,885                 0
Jerry L Boyers                     897,882                 3
Joe E. Crossgrove                  897,883                 2
Steven A. Everhart                 897,884                 1
Robert G. Frey                     897,884                 1
Jack C. Johnson                    897,882                 3
Dean E. Miller                     897,884                 1
Anthony J. Rupp                    897,881                 4
David P. Rupp Jr.                  897,881                 4
James C. Saneholtz                 897,870                15
Kevin J. Sauder                    897,879                 6
Merle J. Short                     897,885                 0
Steven J. Wyse                     897,875                10

ITEM 5            OTHER INFORMATION

                  Paul Siebenmorgen has joined the bank as Senior Executive Vice President and Chief Lending Officer. Mr. Siebenmorgen brings many years of banking experience and strengthens the executive management team.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  3.1  Articles of Incorporation of the Registrant
                        (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10,
                        2004)

                   3.2 Code of Regulations of the Registrant (incorpoated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

                  31.1  Rule 13-a-14(a) Certification -CEO

                  31.2  Rule 13-a-14(a) Certification -CFO

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K (Continued)

                  32.1  Section 1350 Certification - CEO

                  32.2  Section 1350 Certification - CFO

                  No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, theeunto duly authorized.

                                            Farmers & Merchants Bancorp, Inc.,

Date: August 2, 2004                        By:   /s/ Joe E. Crossgrove
                                                 Joe E. Crossgrove
                                                President and CEO

Date: August 2, 2004                        By: /s/ Barbara J. Britenriker
                                                Barbara J. Britenriker
                                                Senior Vice-President and CFO

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