Form 10-Q
period 2004-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2004-11-01
CIK 792966

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
              X  Quarterly Report Pursuant to Section 13 or 15(d)
             ---
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2004

                                       OR

              --- Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from         to
                                              -------    -------

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









Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

     Common Stock, No Par Value                         1,300,000
-------------------------------------      -------------------------------------
                 Class                       Outstanding as of October 29, 2004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX



 Form 10-Q Items                                                                                                      Page
 ---------------
 PART I.             FINANCIAL INFORMATION

 Item   1.           Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets-
                          September 30, 2004, December 31, 2003 and September 30, 2003                                 1

                     Condensed Consolidated Statements of Net Income-
                          Three Months and Nine Months Ended September 30, 2004 and September 30, 2003                 2

                     Condensed Consolidated Statements of Cash Flows-
                          Nine Months Ended September 30, 2004 and September 30, 2003                                  3

                     Notes to Condensed Financial Statements                                                           4

 Item   2.           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                                   4-5

 Item   3.           Market Risk                                                                                      5-6

 Item   4.           Controls and Procedures                                                                           6

 PART II.            OTHER INFORMATION

 Item   1.           Legal Proceedings                                                                                 6

 Item   2.           Changes in Securities and Use of Proceeds                                                         6

 Item   3.           Defaults Upon Senior Securities                                                                   6

 Item   4.           Submission of Matters to a Vote of Security Holders                                              7

 Item   5.           Other Information                                                                                 7

 Item   6.           Exhibits and Reports on form 8K                                                                   7

 Signatures                                                                                                            7

 Certifications Under Section 302                                                                                     8-9

 Exhibit 32.         Additional Exhibit - Certifications Under Section 906                                             10



ITEM     1     FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)




                                                          Sept 30, 2004          December 31, 2003         Sept 30, 2003
                                                          -------------          -----------------         -------------
ASSETS:
Cash and due from banks                                      $ 15,397                 $ 18,873                 $ 15,531
Interest bearing deposits with banks                            1,740                      662                      608
Federal funds sold                                                  0                        0                        0
Investment Securities:
   U.S. Treasury                                                2,913                    6,637                    2,823
   U.S. Government                                            106,631                  111,011                  113,212
   State & political obligations                               56,350                   51,016                   53,297
   All others                                                   3,617                    2,028                    1,973
Loans and leases (Net of reserve for loan losses of
  $7,673, $7,300, and $9,313 respectively)                    488,784                  480,339                  489,928
Bank premises and equipment-net                                15,520                   15,874                   15,906
Accrued interest and other assets                              14,539                   19,263                   18,526
                                                             --------                 --------                 --------
           TOTAL ASSETS                                      $705,491                 $705,703                 $711,804
                                                             ========                 ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
           Noninterest bearing                               $ 47,953                 $ 50,710                 $ 42,623
           Interest bearing                                   530,708                  524,356                  528,553
   Federal funds purchased and securities
     sold under agreement to repurchase                        21,664                   27,319                   29,531
   Other borrowed money                                        23,248                   24,374                   27,139
   Accrued interest and other liabilities                       3,637                    4,088                   10,290
                                                             --------                 --------                 --------
        Total Liabilities                                     627,210                  630,847                  638,136

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
           shares; issued  1,300,000 shares                    12,677                   12,677                   12,677
   Undivided profits                                           64,629                   60,196                   58,831
   Accumulated other comprehensive income                         975                    1,983                    2,160
                                                             --------                 --------                 --------
        Total Shareholders' Equity                             78,281                   74,856                   73,668
                                                             --------                 --------                 --------

LIABILITIES AND SHAREHOLDERS' EQUITY                         $705,491                 $705,703                 $711,804
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


                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                Three Months Ended                     Nine Months Ended
                                                      September 30, 2004   Sept 30, 2003     September 30, 2004     Sept 30, 2003
INTEREST INCOME:
   Loans and leases                                       $  7,727          $  8,518            $ 23,219              $ 26,028
   Investment Securities:
           U.S. Treasury securities                             19                28                  50                   112
           Securities of U.S. Government
           agencies                                            938             1,048               2,958                 3,289
           Obligations of states and
           political subdivisions                              501               531               1,515                 1,674
           Other                                                38                45                 110                   119
   Federal funds                                                 2                 7                  34                    24
   Deposits in banks                                            24                 5                  34                    22
                                                          --------          --------            --------              --------
              Total Interest Income                          9,249            10,182              27,920                31,268
INTEREST EXPENSE:
   Deposits                                                  2,450             3,046               7,369                10,161
   Borrowed funds                                              309               315                 915                 1,136
              Total Interest Expense                         2,759             3,361               8,284                11,297
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                               6,490             6,821              19,636                19,971
PROVISION FOR LOAN LOSSES                                      150               675                 941                 5,373
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                               6,340             6,146              18,695                14,598
OTHER INCOME:
   Service charges                                             550               543               1,615                 1,604
   Other                                                       824             1,044               2,124                 2,905
   Net securities gains                                       --                   2                 127                   524
                                                          --------          --------            --------              --------
                                                             1,374             1,589               3,866                 5,033
OTHER EXPENSES:
   Salaries and wages                                        2,099             1,664               5,896                 5,110
   Pension and other employee benefits                         555               462               1,602                 1,443
   Occupancy expense (net)                                     246               137                 604                   488
   Other operating expenses                                  1,744             1,781               5,642                 5,339
                                                          --------          --------            --------              --------
                                                             4,644             4,044              13,744                12,380
                                                          --------          --------            --------              --------
INCOME BEFORE FEDERAL INCOME TAX                             3,070             3,691               8,817                 7,251
FEDERAL INCOME TAXES                                           929             1,100               2,629                 1,691
                                                          --------          --------            --------              --------
NET INCOME                                                $  2,141          $  2,591            $  6,188              $  5,560
                                                          ========          ========            ========              ========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                $  1,397          $ (1,529)           $ (1,008)             $ (1,556)
COMPREHENSIVE INCOME (EXPENSE)                            $  3,538          $  1,062            $  5,180              $  4,004
NET INCOME PER SHARE (Based upon
     weighted average number of shares
     outstanding of 1,300,000)                            $   1.65       1.993076923            $   4.76           4.276923077
DIVIDENDS DECLARED                                        $   0.45          $   5.40            $   1.35              $   6.20

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                   Nine Months Ended
                                                                            Sept 30, 2004    Sept 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  6,188       $  5,560
   Adjustments to Reconcile Net Income to Net
           Cash Provided by Operating Activities:
                    Depreciation and amortization                                1,032          1,093
                    Premium amortization                                         1,041            439
                    Discount amortization                                          (92)           (56)
                    Provision for loan losses                                      941          5,373
                    Provision (Benefit) for deferred income taxes                  730           (653)
                    Loss on sale of fixed assets                                    79             34
                    Gain on sale of investment securities                         (127)          (524)
                    Changes in Operating Assets and Liabilities:
                          Accrued interest receivable and other assets           2,142         (1,516)
                          Accrued interest payable and other liabilities        (1,202)         4,811
                                                                              --------       --------
           Net Cash Provided (Used) by Operating Activities                     10,732         14,561
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                           (757)        (1,999)
   Proceeds from sale of fixed assets                                                0              0
   Proceeds from maturities of investment securities:                           54,105         13,160
   Proceeds from sale of investment securities:                                 10,500         53,661
   Purchase of investment securities                                           (62,521)       (67,262)
   Net (increase) decrease in loans and leases                                  (9,386)         2,214
                                                                              --------       --------
           Net Cash Provided (Used) by Investing Activities                     (8,059)          (226)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                      3,595         (5,197)
   Net change in short-term borrowings                                          (5,655)        (8,669)
   Increase in long-term borrowings                                                  0              0
   Payments on long-term borrowings                                             (1,126)        (1,557)
   Payments of dividends                                                        (1,885)        (1,560)
                                                                              --------       --------
           Net Cash Provided (Used) by Financing Activities                     (5,071)       (16,983)
                                                                              --------       --------
Net change in cash and cash equivalents                                         (2,398)        (2,648)
Cash and cash equivalents - Beginning of year                                   19,535         18,787
                                                                              --------       --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                   $ 17,137       $ 16,139
                                                                              ========       ========

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                $ 15,397       $ 15,531
  Interest bearing deposits                                                      1,740            608
                                                                              --------       --------

                                                                              $ 17,137       $ 16,139
                                                                              ========       ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

         NOTE  1  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that are expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Liquidity continues to remain strong as the investment portfolio holds steady. Deposit growth was moderate during the first nine months and has grown by $7.5 million as compared to September 30, 2003. The third quarter of 2004 shows an increase in net loans of approximately $8.4 million compared to December 31, 2003, but remains behind the loans balances of September 2003. Loans showed an increase of $5.6 million over previous quarter, June 2004. Loan growth for the third quarter has come primarily from the real estate market. The bank focused advertising on home equity loans and were able to increase the borrowings on lines while capturing additional market share through a new promotion. Balances in the overall real estate portfolio increased by $7.7 million over previous quarter. Overall, company assets have declined in comparison to nine months and one year ago.

         Loan demand has seen a slight improvement throughout the first nine months of 2004. Loan demand is projected to increase as the economy continues to strengthen. Financial results for the agricultural community, which comprises

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)


ITEM 2 approximately 12% of the overall portfolio, were strong during 2003 after two rough years. This has helped to strengthen the asset quality of the portfolio. Past dues (over 30 days) in the total loan portfolio have continued to decline and hit historical lows for the company. This is a positive indicator for future loan losses to remain low during 2004.

         Deposits increased compared to both year-end and a year ago totaling $3.6 and $7.5 million, respectively. During 2003 a great deal of depositors invested short term in the hopes of rising rates. Fifty percent of the certificate of deposit portfolio matured during the first half. The goal was to extend the duration of the portfolio while maintaining the balances. The bank has been successful with promotions to encourage depositors to invest longer. The bank has seen the most growth in time deposits during 2004 and is striving to maintain its net interest margin by controlling the liabilities repricing.

         The additional deposit money and a small portion of the investment portfolio was used to finance the modest increase in loans. Should loan growth outpace deposit generation in the last quarter, the investment portfolio will be used to fund the loan growth. Additional funds are available in short and long-term borrowings as those balances have decreased $11.8 and $6.8 million compared to September and December 2003, respectively.

         The income statement shows yields on all portfolios have decreased compared to 2003. Overall net interest income is lower by $335,000 for the nine months ended September 2004 from 2003 income. Maintaining the margin is an important part of the ongoing profitability of the company. The discussion on market risk to follow documents the exposure of margin and earnings to interest rate risk. The decrease in net interest margin has followed the table as we saw the interest rates increase these last two quarters.

         The largest determinant for the improved profitability in 2004 is the lower loan loss provision. Approximately $5.4 million was the provision for September 2003 compared to $.9 million as of September 2004. The reduction in provision offset the loss of other noninterest income that had been derived from real estate refinancing during 2003 accounted for in the other income of $2.9 million of September 2003 compared to $2.1 million so far in 2004. Personnel expenses have increased during 2004 due to increased medical costs, additional staff and an incentive accrual based on the improved performance of the bank. Earnings per share ended at a record high of $4.76.

         The company continues to be well-capitalized as the capital ratios below show:

                      Primary Ratio                               11.81%
                      Tier I Leverage Ratio                       10.89%
                      Risk Based Capital Tier 1                   14.84%
                      Total Risk Based Capital                    16.09%
                      Stockholders' Equity/Total Assets           11.10%

ITEM 3   MARKET RISK

         Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which the Company is subject is interest rate risk. The majority of the Company's interest rate risk arises, from the instruments, positions and transactions entered into for the purposes, other than trading, such as loans, available for sale securities, interest bearing deposits, short term borrowings and long term borrowings. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

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

Interest Rate Shock on Net Interest Margin


                                                                Interest Rate Shock on Net Interest Income
Net Interest       % Change to     Rate          Rate           Cumulative             % Change to
Margin (Ratio)     Flat Rate       Direction     Changes by     Total ($000)           Flat Rate
--------------     ---------       ---------     ----------     ------------           ---------
     4.23%            -3.388%      Rising           3.000%         27,221                  -4.785%
     4.25%            -2.901%      Rising           2.000%         27,561                  -3.595%
     4.28%            -2.379%      Rising           1.000%         27,909                  -2.380%
     4.38%             0.000%      Flat             0.000%         28,589                   0.000%
     4.41%             0.788%      Falling         -1.000%         28,800                   0.737%
     4.17%            -4.761%      Falling         -2.000%         27,230                  -4.755%
     3.78%           -13.775%      Falling         -3.000%         24,864                 -13.032%



         As the table shows, should rates increase as predicted, the bank's exposure to interest rate risk is minimal. To the extent that the bank has the ability not to instantly reprice the liability side of the balance sheet, the risk would decrease even more.With the rate change increases that have occurred during the last quarter, the bank did experience a decrease in net interest income as predicted with the June table and reflected in the positive numbers shown for a 100 basis point falling rate shock. Very little movement of interest bearing asset or liability balances has occurred during the last quarter that would effect the maturity or pricing of those instruments. The falling rate scenario shows the highest risk on a 300 basis point drop. With the Federal Reserve upward movement that has occurred so far this year, this scenario seems most unlikely.

ITEM 4   CONTROLS AND PROCEDURES

         As of September 30 2004, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls subsequent to September 30, 2004.

PART II

ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5   OTHER INFORMATION

         Daniel Schutt has joined the bank as an Executive Vice President and Chief Lending Administrator. Mr. Schutt brings over 35 years of banking experience and strengthens the executive management team, specifically in the lending documentation and procedures area.

         The Corporate Governance and Nominating Board Committee held its first meeting August 20th and appointed Robert Frey as Chairman. The committee plans to have regularly scheduled meetings and already has a full slate of agenda items. The committee will be recommending additional policies and procedures surrounding governance and stock issues.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         3.1 Articles of Incorporation of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

         3.2 Code of Regulations of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

         31.1 Rule 13-a-14(a) Certification -CEO

         31.2 Rule 13-a-14(a) Certification -CFO

         32.1 Section 1350 Certification - CEO

         32.2 Section 1350 Certification - CFO

         No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Farmers & Merchants Bancorp, Inc.,

Date:         October 29, 2004           By:     /s/ Joe E. Crossgrove
                                                 -------------------------------
                                                 Joe E. Crossgrove
                                                 President and CEO

Date:         October 29, 2004           By:     /s/ Barbara J. Britenriker
                                                 -------------------------------
                                                 Barbara J. Britenriker
                                                 Exec. Vice-President and CFO

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

   31.1       Certification of Chief Executive Officer pursuant to Section 302

   31.2       Certification of Chief Financial Officer pursuant to Section 302

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002