Form 10-K
period 2004-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2005-03-16
CIK 792966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-K
               [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2004
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the transition period from _____ to

                         Commission File Number 0-14492

                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------

              OHIO                                   34-1469491
-------------------------------            ----------------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                  Identification No.)

307-11 North Defiance Street
         Archbold, Ohio                                43502
-------------------------------            ----------------------------
    (Address of principal                            (Zip Code)
     Executive offices)

        Registrant's telephone number, including area code (419)446-2501

           Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
      Title of each class                      which registered
              None                                   None
-------------------------------        ---------------------------------
-------------------------------        ---------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

                         Common shares without par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b) - 2 of the Act). Yes [X] No [ ]

At June 30, 2004, the aggregate market value of the voting stock held by nonaffiliates of the registrant, based on a share price of $115.00 per share (based upon last known transaction) was $140,338,065.00.

As of February 27, 2005, the Registrant had 1,300,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

                        FARMERS & MERCHANTS BANCORP, INC.
                                TABLE OF CONTENTS

Form 10-K Items                                                                        PAGE
--------------------------------------------------------------------------------      -------
Item 1.   Business                                                                      4 - 9

Item 2.   Properties                                                                   9 - 10

Item 3.   Legal Proceedings                                                                10

Item 4.   Submission of Matters to a Vote of Security Holders                              10

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters            11

Item 6.   Selected Financial Data                                                          12

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                               13 - 28

Item 7a.. Quantitative and Qualitative Disclosures About Market Risk                  28 - 29

Item 8.   Financial Statements                                                        29 - 59

Item 9.   Change in and Disagreements with Accounting and Financial Disclosure             60

Item 9a.  Controls and Procedures                                                     60 - 63

Item 10.  Directors and Executive Officers of the Registrant                          64 - 66

Item 11.  Executive Compensation                                                           66

Item 12.  Security Ownership of Certain Beneficial Owners and Management                   66

Item 13.  Certain Relationships and Related Transactions                                   66

Item 14.  Principal Accountant Fees and Services                                           66

Item 15.  Exhibits and Financial Statements Schedules                                 67 - 68

Signatures                                                                                 69



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

At December 31, 2004, we had 230 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

Supervision And Regulation

General

The Company is a corporation organized under the laws of the State of Ohio. The business in which the Company and its subsidiary are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities. The supervision, regulation and examination to which the Company and its subsidiary are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of shareholders.

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and its subsidiary are subject are discussed below, along with certain regulatory matters concerning the Company and its subsidiary. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiary.

Regulatory Agencies

The Company is a registered bank holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended.

The Bank is an Ohio chartered commercial bank. It is subject to regulation and examination by both the Ohio Division of Financial Institutions (the "ODFI") and the FDIC.

Holding Company Activities

As a bank holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board on a quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiaries.

The Company is required to obtain prior approval from the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Company is generally prohibited by the Act from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by the Federal Reserve Board by order or by regulation to be so closely related to banking or managing and controlling a bank as to be a proper activity.

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards.

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company has not elected to become a financial holding company and has no current intention of making such an election.

Affiliate Transactions

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other.
Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its non-bank affiliates be on arms-length terms.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements, bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal. The Company could from time to time use Riegle-Neal to acquire banks in additional states.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under the rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Liability for Banking Subsidiaries

Under the current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to both a commonly controlled FDIC-insured depository institution "in danger of default." The Company's subsidiary bank is an FDIC-insured depository institution. If a default occurred with respect to the Bank, any capital loans to the Bank from its parent holding company would be subordinate in right of payment to payment of the Bank's depositors and certain of its other obligations.

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with

Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2004 are summarized in the table included in Note 14 to the consolidated financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the banks or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2004, the Company's banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

Dividend Restrictions

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary. Various U.S. federal statutory provisions limit the amount of dividends the Company's banking subsidiaries can pay to the Company without regulatory approval. Dividend payments by the Bank are limited to its retained earnings during the current year and its prior two years.

The ability of the Company's banking subsidiary to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. As of June 2004, all dividends were required to be approved by federal and state regulatory agencies prior to declaration, which pre-approval requirements will continue into 2005.

Deposit Insurance Assessments

The deposits of the Company's banking subsidiary are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") and/or the Savings Association Insurance Fund (the "SAIF") administered by the FDIC.

Depositor Preference Statute

In the "liquidation or other resolution" of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over general unsecured claims against that institution, including federal funds and letters of credit.

Government Monetary Policy

The earnings of the Company are affected primarily by general economic conditions, and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve. Its policies influence, to some degree, the volume of bank loans and deposits, and interest rates charged and paid thereon, and thus have an effect on the earnings of the Company's subsidiary Bank.

Additional Regulation

The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Future Legislation

Changes to the laws and regulations, both at the federal and state levels, can affect the operating environment of the Company and its subsidiary in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company or its subsidiary.

Available Information:

The Company maintains an Internet web site at the following internet address: http://www.fmbank.com. The Company files reports with the Securities and Exchange Commission (SEC). Copies of all filings made with the SEC may be read and copied at the SEC's Public Reference Room, 450 Fifth Street, Washington, DC, 20549. You may obtain information about the SEC's Public Reference Room by calling (800/SEC-0330). Because the Company makes its filing with the SEC electronically, you may access such reports at the SEC's website, www.sec.gov. The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonable practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barbara J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501.

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

Our common stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. We had no broker that set a price for our stock; therefore, the only source as to the high and low sale price was from private sales of which we have been made aware. The high and low sale prices known to our management are as follows:

                1st Quarter    2nd Quarter     3rd Quarter     4th Quarter
                -----------    -----------     -----------     -----------
2004    High    $    115.00    $    115.00     $    123.00     $    115.00
        Low     $    100.00    $    100.00     $    100.00     $    100.00

2003    High    $    112.00    $    113.00     $    126.00     $    115.00
        Low     $     95.00    $     95.00     $     95.00     $    100.00

The Bank acted as transfer agent for the Company's common stock until December 17, 2004. After December 17, 2004 the Company utilizes Register and Transfer as its transfer agent.

As of February 19, 2005, there were 1999 record holders of our common stock.

We pay dividends quarterly. Per share dividends for the years ended 2004 and 2003 are as follows:

        1st Quarter    2nd Quarter     3rd Quarter     4th Quarter     Total
        -----------    -----------     -----------     -----------    --------
2004    $       .45    $       .45     $       .45     $      .55     $   1.90
2003    $       .40    $       .40     $      5.40     $      .55     $   6.75

The ability of the Company to pay dividends is limited by the dividend that the Company receives from the Bank. The Bank may pay as dividends to the Company its retained earnings during the current year and its prior two years. Currently, such limitation on the payment of dividends from the Bank to the Company does not materially restrict the Company's ability to pay dividends to its shareholders. As of June 2004, all dividends were required to be approved by federal and state regulatory agencies prior to declaration. Regulatory approval prior to declaration will continue into 2005.

The Company did not repurchase any of its shares during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                         SUMMARY OF CONSOLIDATED STATEMENT OF INCOME - UNAUDITED

                                                                                       (In Thousands)
                                                             ------------------------------------------------------------------
                                                                2004         2003         2002        2001            2000
                                                             ----------   ----------   ----------  -----------    -------------
Summary of Income:
   Interest income                                           $   37,962   $   41,107   $   43,424  $    48,945    $      48,890
   Interest expense                                              11,222       14,283       18,979       25,448           25,509
                                                             ----------   ----------   ----------  -----------    -------------
        Net Interest Income                                      26,740       26,824       24,445       23,497           23,381
Provision for loan loss                                             885        6,903        2,194        2,632            1,496
                                                             ----------   ----------   ----------  -----------    -------------
Net interest income after provision for loan loss                25,855       19,921       22,251       20,865           21,885
Other income (expense), net                                     (14,052)      (9,836)     (11,864)     (11,217)         (11,376)
                                                             ----------   ----------   ----------  -----------    -------------
Net income before income taxes                                   11,803       10,085       10,387        9,648           10,509
Income taxes                                                      3,573        2,459        2,989        2,892            3,118
                                                             ----------   ----------   ----------  -----------    -------------
        Net income                                           $    8,230   $    7,626   $    7,398  $     6,756    $       7,391
                                                             ==========   ==========   ==========  ===========    =============
Per Share of Common Stock:
   Earnings per common share outstanding (Based on weighted
     average number of shares outstanding)
        Net income                                           $     6.33   $     5.87   $     5.69  $      5.20    $        5.69
                                                             ==========   ==========   ==========  ===========    =============
        Dividends                                            $     1.90   $     6.75   $     1.65  $      1.60    $        1.50
                                                             ==========   ==========   ==========  ===========    =============
        Weighted average number of shares outstanding         1,300,000    1,300,000    1,300,000    1,300,000        1,300,000
                                                             ==========   ==========   ==========  ===========    =============

               SUMMARY OF CONSOLIDATED BALANCE SHEET - UNAUDITED

                                                             (In Thousands)
                             ------------------------------------------------------------------------------
                                 2004              2003            2002            2001             2000
                             ------------      ------------     -----------     ----------      -----------
   Total assets              $    702,513      $    705,703     $   726,486     $  683,626      $   635,160
   Loans                          472,212           480,339         497,515        468,243          480,645
   Total Deposits                 574,205           575,066         576,373        566,157          516,463
   Stockholders' equity            78,845            74,856          77,738         70,350           64,988

   Key Ratios
Return on average equity            10.72%             9.87%           9.93%          9.73%           12.02%
Return on average assets             1.16%             1.06%           1.06%          1.02%            1.19%
Loan to deposits                    82.24%            83.53%          86.32%         82.71%           93.00%
Capital to assets                   11.22%            10.61%          10.70%         10.29%           10.23%
Dividend payout                     30.02%           115.07%          28.99%         30.79%           26.38%

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policy And Estimates

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Company follows general practices within the industries in which it operates. At times the application of these principles requires Management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event.

All significant accounting policies followed by the Company are presented in
Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) and the valuation of its Mortgage Servicing Rights as the accounting areas that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

The ALLL represents management's estimate of credit losses inherent in the Bank's loan portfolio at the report date. The estimate is a composite of a variety of factors including past experience, collateral value, and the general economy. ALLL includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.

The Company is also required to estimate the value of its Mortgage Servicing Rights. The Company recognizes as separate assets rights to service fixed rate single-family mortgage loans that it has sold without recourse but services for others for a fee. Mortgage servicing assets are initially recorded at cost, based upon pricing multiples as determined by the purchaser, when the loans are sold. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income using the level yield method. For purposes of determining impairment, the mortgage servicing assets are stratified by interest rate.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. For the years presented, mortgage servicing assets and related amortization were not material.

For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

Results Of Operations

With slight improvement in the local economies, Farmers & Merchants Bancorp, Inc improved its profitability during 2004. The increased net income was achieved by a much improved asset quality position. Loan Loss Provision of $6.90 million for 2003 decreased to $0.88 million for 2004. Nonaccrual loans decreased during 2004 along with a significant improvement in accruing loans past due 90 days or more, decreasing by $1.649 million.

The focus on asset quality and the improvement thereof did not come without additional cost. The addition of a Chief Loan Administrator, Commercial Loan Documentation Department and increased staffing among many existing departments contributed to the increase of approximately $1 million of operating expenses during 2004. The Company experienced negative growth in loans and assets due to the focus on asset quality. The loan portfolio decreased $8.2 million and total assets decreased $3.2 million by year end 2004.

Rates began to increase in the second half of 2004. Gains in the net interest margin from 2003 and first half of 2004 began to erode with the first rate increase in June of 2004. The net interest margin for 2004 ended at 3.97% compared to 3.95% for 2003. However, the net interest margin for the Bank for the month of December 2003 was 4.14% compared to 3.89% for the month of December 2004. The Bank faces the challenge of operating within an environment predicted to have rising rates that will continue to place pressure on the net interest margin. The Bank looks for new growth in loans to aid in easing the tightening of the margin.

Overall, the Company had an increase in net income compared to the previous year of $604 thousand resulting in an increase in Earnings per Share of $0.46. The local economy appears to be cautiously optimistic heading into 2005. The Company seeks to maintain its improved asset quality position while focusing on growth opportunities.

Net Interest Income

The following tables present net interest income, interest spread and net interest margin for the three years 2002 through 2004, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The table also shows their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax affected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include nonperforming loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

As the tables indicate, the Company experienced increased growth on an average basis for year 2003 compared to 2002, but lost a portion of that growth when comparing 2004 to 2003. The largest decrease in average balances compared to 2003 was in loans. The net interest margin and spread both improved led by the decreased cost of funds or interest expense yield. The interest income yield also decreased but not as much as the interest expense. The net interest margin and spread in 2004 are the highest of the three years shown. The average balances of interest-bearing liabilities decreased in 2004 compared to 2003 with the exception of fed funds purchased and securities sold under agreement to repurchase. Customers moved money to higher earning instruments as rates began to increase in the second half of 2004. Due to the decrease in loans, the Bank did not price deposits as aggressively as competitors and the average balance decline reflects that pricing strategy.

                                                            2004
                                             -----------------------------------
                                                        (In Thousands)
                                             ----------------------------------
                                              Average     Interest/
                                              Balance     Dividends  Yield/Rate
                                             ---------    ---------  ----------
ASSETS
INTEREST EARNING ASSETS:
   Loans (1)                                 $ 490,793     $ 31,767     6.47%
   Taxable investment securities               127,432        4,393     3.45%
   Tax-exempt investment securities             46,730        1,688     5.47%
   Interest bearing deposits                     5,141           80     1.56%
   Federal funds sold                            3,543           34     0.96%
                                             ---------     --------
   TOTAL INTEREST EARNING ASSETS               673,639     $ 37,962     5.76%
                                                           ========     ====
NON-INTEREST EARNING ASSETS:
   Cash and cash equivalents                    14,945
   Other assets                                 20,349
                                             ---------
               TOTAL ASSETS                  $ 708,933
                                             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
   Savings deposits                          $ 204,049     $  1,268     0.62%
   Other time deposits                         323,527        8,712     2.69%
   Other borrowed money                         23,694          817     3.45%
   Federal funds purchased and securities
   sold under agreement to repurchase           24,218          425     1.75%
                                             ---------     --------
        TOTAL INTEREST BEARING LIABILITIES     575,488     $ 11,222     1.95%
                                                           ========     ====

NON-INTEREST BEARING LIABILITIES:
   Non-interest bearing demand deposits         42,205
   Other                                        14,497
                                             ---------
          TOTAL LIABILITIES                    632,190

SHAREHOLDERS' EQUITY                            76,743
                                             ---------
          TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY               $ 708,933
                                             =========
Interest/Dividend income/yield                             $ 37,962     5.76%
Interest Expense/yield                                       11,222     1.95%
                                                           --------     ----
   Net Interest Spread                                     $ 26,740     3.81%
                                                           ========     ====
   Net Interest Margin                                                  3.97%
                                                                        ====

                                                             2003
                                              ---------------------------------
                                                         (In Thousands)
                                              ---------------------------------
                                               Average     Interest/
                                               Balance     Dividends Yield/Rate
                                              ---------    --------- ----------
ASSETS
INTEREST EARNING ASSETS:
   Loans (1)                                  $ 500,517     $34,233     6.84%
   Taxable investment securities                128,087       5,105     3.99%
   Tax-exempt investment securities              44,981       1,710     5.76%
   Interest bearing deposits                      2,413          26     1.08%
   Federal funds sold                             3,163          33     1.04%
                                              ---------     -------
   TOTAL INTEREST EARNING ASSETS                679,161     $41,107     6.18%
                                                            =======     ====

NON-INTEREST EARNING ASSETS:
   Cash and cash equivalents                     17,001
   Other assets                                  21,717
                                              ---------
               TOTAL ASSETS                   $ 717,879
                                              =========

LIABILITIES AND SHAREHOLDERS EQUITY
INTEREST BEARING LIABILITIES:
   Savings deposits                           $ 209,044     $ 1,494     0.71%
   Other time deposits                          326,966      11,336     3.47%
   Other borrowed money                          28,095       1,077     3.83%
   Federal funds purchased and securities
   sold under agreement to repurchase            21,296         376     1.77%
                                              ---------     -------
        TOTAL INTEREST BEARING LIABILITIES      585,401     $14,283     2.44%
                                                            =======     ====

NON-INTEREST BEARING LIABILITIES:
   Non-interest bearing demand deposits          43,924
   Other                                         11,258
                                              ---------
          TOTAL LIABILITIES                     640,583

SHAREHOLDERS' EQUITY                             77,296
                                              ---------
          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY              $ 717,879
                                              =========

Interest/Dividend income/yield                              $41,107     6.18%
Interest Expense/yield                                       14,283     2.44%
                                                            -------     ----
   Net Interest Spread                                      $26,824     3.74%
                                                            =======     ====
   Net Interest Margin                                                  3.95%
                                                                        ====

                                                             2002
                                              ----------------------------------
                                                        (In Thousands)
                                              ----------------------------------
                                               Average     Interest/
                                               Balance     Dividends  Yield/Rate
                                              ---------    ---------  ----------
ASSETS
INTEREST EARNING ASSETS:
   Loans (1)                                  $ 476,981     $35,309      7.40%
   Taxable investment securities                134,990       6,410      4.75%
   Tax-exempt investment securities              39,812       1,622      4.07%
   Interest bearing deposits                        823          25      3.04%
   Federal funds sold                             3,522          58      1.65%
                                              ---------     -------
   TOTAL INTEREST EARNING ASSETS                656,128     $43,424      6.62%
                                                            =======      ====
NON-INTEREST EARNING ASSETS:
   Cash and cash equivalents                     15,873
   Other assets                                  23,135
                                              ---------
              TOTAL ASSETS                    $ 695,136
                                              =========
LIABILITIES AND SHAREHOLDERS EQUITY
INTEREST BEARING LIABILITIES:
   Savings deposits                           $ 197,819     $ 1,705      0.86%
   Other time deposits                          333,247      15,869      4.76%
   Other borrowed money                          17,773         990      5.57%
   Federal funds purchased and securities
   sold under agreement to repurchase            23,609         415      1.76%
                                              ---------     -------
        TOTAL INTEREST BEARING LIABILITIES      572,448     $18,979      3.32%
                                                            =======      ====
NON-INTEREST BEARING LIABILITIES:
   Non-interest bearing demand deposits          40,485
   Other                                          7,708
                                              ---------
              TOTAL LIABILITIES                 620,641
SHAREHOLDERS' EQUITY                             74,495
                                              ---------
              TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY           $ 695,136
                                              =========
Interest/Dividend income/yield                              $43,424      6.62%
Interest Expense/yield                                       18,979      3.32%
                                                            -------      ----
   Net Interest Spread                                      $24,445      3.30%
                                                            =======      ====
   Net Interest Margin                                                   3.73%
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

                                               2004 vs 2003
                                              (In Thousands)
                                      -----------------------------
                                        Net       Due to Change in
                                       Change     Volume      Rate
                                      -------     ------    -------
INTEREST EARNED ON:
  Loans                               $(2,466)    $(665)    $(1,801)
  Taxable investment securities          (712)      (26)       (686)
  Tax-exempt investment Securities        (22)      101        (123)
  Interest bearing deposits                54        29          25
  Federal funds sold                        1         4          (3)
                                      -------     -----     -------
TOTAL INTEREST EARNING ASSETS         $(3,145)    $(557)    $(2,588)
                                      =======     =====     =======
INTEREST PAID ON:
  Savings deposits                    $  (226)    $ (36)    $  (190)
  Other time deposits                  (2,624)     (119)     (2,505)
  Other borrowed money                   (260)     (169)        (91)
  Federal funds and purchased
    securities sold under agreement
    to repurchase                          49        52          (3)
                                      -------     -----     -------
TOTAL INTEREST BEARING LIABILITIES    $(3,061)    $(272)    $(2,789)
                                      =======     =====     =======


                                               2003 vs 2002
                                              (In Thousands)
                                      -------------------------------
                                        Net       Due to Change in
                                       Change     Volume       Rate
                                      -------     -------     -------
INTEREST EARNED ON:
  Loans                               $(1,076)    $ 1,742     $(2,818)
  Taxable investment securities        (1,305)       (328)       (977)
  Tax-exempt investment Securities         88         210        (122)
  Interest bearing deposits                 1          48         (47)
  Federal funds sold                      (25)         (6)        (19)
                                      -------     -------     -------
TOTAL INTEREST EARNING ASSETS         $(2,317)    $ 1,667     $(3,984)
                                      =======     =======     =======
INTEREST PAID ON:
  Savings deposits                    $  (211)    $    97     $  (308)
  Other time deposits                  (4,533)       (299)     (4,234)
  Other borrowed money                     87         575        (488)
  Federal funds and purchased
    securities sold under agreement
    to repurchase                         (39)        (41)          2
                                      -------     -------     -------
TOTAL INTEREST BEARING LIABILITIES    $(4,696)    $   332     $(5,028)
                                      =======     =======     =======

Interest income on loans decreased $2.5 million for 2004 and $1.1 million for 2003. The decrease for 2004 and 2003 was primarily due to a drop in interest rates. This drop was offset by the significant decrease in interest expense on other time deposits of $2.6 million for 2004 and $4.2 million for 2003. The interest rate on the matured long term time deposits during the first half of 2004 was often 3% - 4% higher than what the money was able to be reinvested at due to the lower interest rate environment. As rates began to rise the second half of 2004 and shorter term time deposits reinvested at higher rates, the savings on interest expense declined or disappeared completely.

ALLOWANCE FOR LOAN LOSSES

The Company segregated its Allowance for Loan and Lease Losses (ALLL) into two reserves at the period ending December 31, 2004: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL). The portion of 2003 and 2002 ACL attributable to AULC was $402 and $334 thousand respectively.

The Company increased the allowance for credit losses for 2004. The allowance stands at $7.5 million for 2004 compared to $7.3 million for 2003. The Bank has worked hard to improve loan quality while making credit available to all of those who are in need and deemed an acceptable credit risk. This increase was due to the continued concern of the slow pickup of the economy and its effect on our customers going forward. Charge-off activity of $1.8 million was extremely low for 2004 compared to $7.3 and $4.2 million for 2003 and 2002, respectively. The allowance for credit loss activity resulted in expense of $0.9, $6.9 and $2.2 million for 2004, 2003 and 2002, respectively. One large credit has impacted two of the last three years of activity and the Company is no longer carrying a balance on that credit. The Company expects to see the lower level of 2004 charge-offs in future years.

NON-INTEREST INCOME

Non-interest income of $4.8 million is a decrease of $3.2 million over 2003. Non-interest income for 2003 of $8.0 million is the highest of the three years shown. 2003 experienced a dramatic rise due to an increase in fixed rate mortgage loan activity as a result of the favorable interest rates for such loans. These types of loans are sold to investors while the Bank retains the mortgage servicing rights on these loans. As a result, mortgage servicing rights income was $1.1 million for 2003. Mortgage rates were higher in 2002 and 2004 so the level of mortgage activity was slower. With more favorable interest rates during 2003, the mortgage activity was brisk compared to 2004. Sold mortgage originations dropped to $48.8 million for 2004 from the $179.1 million produced in 2003. Along with the mortgage servicing rights income, gains on the sale of those loans increased in 2003. The recognition of both income sources due to the mortgage activity was $0.9 million in 2004 compared to $3.3 and $1.6 million for 2003 and 2002, respectively.

NON-INTEREST EXPENSE

Non-interest expense has increased during the last three years, growing from $17.7 million in 2002 to $18.9 million in 2004. The largest increase occurred in 2004 as compared to 2003. Personnel costs were the major component behind the increase. Additional staffing compiled with increased benefits costs added up to an additional $1.0 million of expense. The additional staff will remain and the Bank feels it is now adequately staffed for future growth. Increased costs of other general and administrative expense totaling $520 thousand over 2003 was mainly due to the added expense of complying with regulatory issues such as Sarbanes Oxley (increased audit costs) and in the payment of FDIC assessments.

FEDERAL INCOME TAXES

Effective tax rates were 30.27%, 24.38%, and 28.78% for 2004, 2003 and 2002, respectively. The Company has increased its tax-exempt holdings each year and also added Bank Owned Life Insurance (BOLI) in the last quarter of 2002.

FINANCIAL CONDITION

Average earning assets decreased during 2004. Average earnings assets for 2004 were $674 million compared to $679 million for 2003 and $656 million for 2002. This decrease in average earnings assets represent a less than 1.0 percent change while 2003 increased 3.5 percent. The decrease in 2004 is attributed to the decrease in loans caused by the focus on asset quality improvement rather than growth. Average interest bearing liabilities also decreased by $9.9 million in 2004, negating much of the gain of $13.0 million in 2003. 2004 is only slightly higher than 2002 by $3.0 million.

SECURITIES

Security balances at December 31 are summarized below:

                                                   (In Thousands)
                                          --------------------------------
                                            2004        2003        2002
                                          --------    --------    --------
U.S. Treasury and Government Agencies     $ 88,344    $103,470    $104,618
Mortgage-backed securities                  30,088      14,178      16,618
State and local governments                 54,647      51,016      55,860
Corporate debt securities                        -       1,981       1,650
Equity securities                               48          47          47
                                          --------    --------    --------
                                          $173,127    $170,692    $178,793
                                          ========    ========    ========

The following table sets forth (dollars in thousands) the maturities of investment securities as of December 31, 2004 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

                                                    Maturities
                                       -------------------------------------
                                                             After One Year
                                        Within One Year   Within Five Years
                                       ----------------   -----------------
                                        Amount    Yield    Amount     Yield
                                       -------    -----    -------    -----
U.S. Treasury                          $ 2,722     2.60%   $ 2,130     2.95%
U.S. Government agency                  23,691     3.46%    59,801     2.78%
Mortgage-backed securities                   1     7.28%    21,416     3.81%
State and local governments             14,935     4.43%    20,979     5.45%
Taxable state and local governments      1,640     5.61%     3,262     5.16%

                                                  Maturities
                                       -----------------------------------
                                       After Five Years
                                       Within Ten Years   After Ten Years
                                       ----------------   ----------------
                                       Amount     Yield    Amount   Yield
                                       -------    -----    ------   -----
U.S. Treasury                          $     -        -    $    -     -
U.S. Government agency                       -        -         -     -
Mortgage-backed securities               8,670     3.65%        -     -
State and local governments             13,831     5.20%        -     -
Taxable state and local governments          -        -         -     -


As of December 31, 2004 the Bank did not hold a large block of any one investment security, except for U.S. Treasury and other U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.6 million. This is required in order to obtain Federal Home Loan Bank Loans.

LOAN PORTFOLIO

The Bank's various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.

The following table shows the Bank's loan portfolio by category of loan including loans held for sale:

                                                   (In Thousands)
                              --------------------------------------------------------
                                2004        2003        2002        2001        2000
                              --------    --------    --------    --------    --------
Loans:
 Commercial/industrial        $ 98,518    $102,101    $100,119    $ 96,992    $ 96,990
 Agricultural                   55,219      63,082      66,136      53,717      51,337
 Real estate mortgage          274,156     267,312     278,933     247,545     261,289
 Consumer                       41,276      47,984      51,156      55,845      69,081
 Industrial Development Bds     10,687       7,944       7,810       7,590       8,647
                              --------    --------    --------    --------    --------
  Total Loans                 $479,856    $488,423    $504,154    $461,689    $487,344
                              ========    ========    ========    ========    ========



The following table shows the maturity of loans:

                                         Maturities (In Thousands)
                              --------------------------------------------
                                         After One
                               Within   Year Within     After
                              One Year  Five Years   Five Years    Total
                              --------  -----------  ----------  ---------
Commercial and industrial     $ 33,329  $    43,155  $   22,034  $  98,518
Agricultural                    24,545       26,572       4,102     55,219
Real estate mortgage            15,107       13,406     245,643    274,156
Consumer                         8,293       27,769       5,214     41,276
Industrial Development Bonds     3,216        2,432       5,039     10,687

The following table presents the total of loans due after one year which have 1) predetermined interest rates and 2) floating or adjustable interest rates:

                                              (In Thousands)
                                        -------------------------
                                          Fixed         Variable
                                           Rate           Rate
                                        -----------    ----------
Commercial and industrial               $    43,312    $   21,877
Agricultural                                 13,882        16,792
Real estate                                  23,700       235,349
Consumer, Credit Card and overdrafts         32,983             -
Industrial Development Bonds                  7,471             -

The following table summarizes the Company's non-accrual and past due loans as of December 31 for each of the last five years:

                                           (In Thousands)
                           -----------------------------------------------
                            2004      2003      2002      2001       2000
                           ------    ------    ------    -------    ------
Non-accrual loans          $6,059    $6,236    $5,792    $ 5,353    $6,622
Accruing loans past due
   90 days or more            393     2,042     2,674      5,408     2,577
                           ------    ------    ------    -------    ------
     Total                 $6,452    $8,278    $8,466    $10,761    $9,199
                           ======    ======    ======    =======    ======

As of December 31, 2004, management, to the best of their knowledge, is not aware of any significant loans, group of loans or segments of the loan portfolio not included above, where there are serious doubts as to the ability of the borrowers to comply with the present loan payment terms.

Although loans may be classified as non-performing, some pay on a regular basis, many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $1.5 million for 2002 and $530 thousand for 2003 and $561 thousand for 2004. Any collections of interest on non-accrual loans are included in interest income when collected. This amounted to $279 for 2004, $346 for 2003, $195 thousand for 2002.

Loans are placed on non-accrual status in the event that the loan is in past due status for more than 90 days or payment in full of principle and interest is not expected.

The $6.1 million of non-accrual loans as of December 31, 2004 are secured.

At December 31, 2004 the Bank has $26.8 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently than quarterly.

The amount of the potential problem loans was considered in management's review of the loan loss reserve required at December 31, 2004.

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

At December 31, 2004, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $55 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

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

As presented below, charge-offs decreased to $1.8 million for 2004, and the provision was $884 thousand. Both of these amounts are down significantly over prior years. Credit losses in the consumer loan portfolio decreased over 45% from 2003 with the portfolio down 14%. The decrease was primarily the result of a few large commercial credits included in the $5.7 charged off in the commercial and agricultural segment in 2003. The Commercial and Agricultural segment is in a net recovery position for 2004.

The following table presents a reconciliation of the allowance for loan losses:

                                                                     (In Thousands)
                                             ---------------------------------------------------------------
                                                2004         2003         2002         2001         2000
                                             ----------   ----------   ----------   -----------   ----------
Loans                                        $  479,681   $  488,247   $  498,078   $   461,689   $  487,344
                                             ==========   ==========   ==========   ===========   ==========
Daily average of outstanding loans           $  491,104   $  500,517   $  475,035   $   472,181   $  475,035
                                             ==========   ==========   ==========   ===========   ==========

Allowance for loan losses-Jan. 1             $    7,300   $    6,400   $    7,275   $     7,160   $    6,750
    Loans Charged off:
         Commercial & Agricultural                  491        5,706        2,987         1,826          257
         Consumer                                   739        1,156        1,050         1,254        1,883
         Real estate mortgages                      549          424          215            54          233
                                             ----------   ----------   ----------   -----------   ----------
                                                  1,779        7,286        4,252         3,134        2,373
                                             ----------   ----------   ----------   -----------   ----------
    Loan Recoveries:
         Commercial & Agricultural                  652          601          801           421          358
         Consumer                                   405          546          366           191          923
         Real estate mortgages                       38          136           16             5            6
                                             ----------   ----------   ----------   -----------   ----------
                                                  1,095        1,283        1,183           617        1,287
                                             ----------   ----------   ----------   -----------   ----------
         Net Charge Offs                            684        6,003        3,069         2,517        1,086
                                             ----------   ----------   ----------   -----------   ----------
         Provision for loan loss                    884        6,903        2,194         2,632        1,496
                                             ----------   ----------   ----------   -----------   ----------
Allowance for loan & lease losses - Dec 31   $    6,814   $    7,300   $    6,400   $     7,275   $    7,160
Allowance for Unfunded Loan Commitments
  & Letters of Credit Dec 31                 $      686   $        -   $        -   $         -   $        -
                                             ----------   ----------   ----------   -----------   ----------
Total Allowance for credit losses - Dec 31   $    7,500   $    7,300   $    6,400   $     7,275   $    7,160
                                             ==========   ==========   ==========   ===========   ==========
Ratio of net charge - offs to average
    Loans outstanding                              0.14%        1.20%        0.65%         0.53%        0.23%
                                             ==========   ==========   ==========   ===========   ==========

Allocation of the allowance for loan losses among the various loan categories is as follows:

                                                    % of Loans
                                                      in each
                                           Amount   Category to
                                          (000's)   Total Loans
                                          -------   -----------
Balance at End of Period Applicable To:
   Commercial/industrial                  $ 3,917      3.98%
   Agricultural                               681      1.23%
   Real estate                                644      0.23%
   Consumer                                   549      1.33%
   Unallocated                              1,024      9.58%
                                          -------
   Allowance for Loan & Lease Losses      $ 6,815      1.42%
   Off Balance Sheet Commitments          $   686      0.56%
                                          -------
     Total Allowance                      $ 7,500
                                          =======

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:

                                          (In Thousands)
                    ------------------------------------------------------------
                                       Over Three     Over One
                                         Months       Year Less           Over
                        Under          Less Than      Than Three          Three
                    Three Months       One Year         Years             Years
                    ------------------------------------------------------------
Time Deposits       $     19,827       $   32,735     $   32,901        $  6,534

The following table presents the average amount of and average rate paid on each deposit category:

                                                        (In Thousands)
                                     ---------     ----------   -----------     -----------
                                       Demand         NOW         Savings           Time
                                      Deposits      Accounts      Accounts        Accounts
                                     ---------     ----------   -----------     -----------
December 31, 2004:
    Average balance                  $  42,205     $   88,666   $   115,383      $  323,527
    Average rate                          0.00%          0.67%         0.58%           2.69%

December 31, 2003:
    Average balance                  $  43,924     $  101,132   $   107,912      $  326,966
    Average rate                          0.00%          0.77%         0.66%           3.47%

December 31, 2002:
    Average balance                  $  40,485     $   93,084   $   104,735      $  333,247
    Average rate                          0.00%          1.18%         1.32%           4.53%

Liquidity

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management's top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank's available for sale securities portfolio. The average aggregate balance of these assets was $196 million during 2003 compared to $198 million for 2004 representing 27 percent and 28 percent of total average assets, respectively. Of the almost $168 million of debt securities in the portfolio as of December 31, 2004, $17.9 million or 11 percent of the portfolio is expected to mature in 2004. Taking into consideration possible calls of the debt securities, the amount climbs to $40.2 million or 24.0 percent of the portfolio becomes a source of funds.

Historically, the primary source of liquidity has been core deposits that include non-interest bearing demand deposits, NOW, money market accounts and time deposits of individuals. Core deposits decreased in 2004 pushed by the move of customers seeking higher rates. Overall deposits decreased an average of $10.2 million over 2003 compared to 2003's increase over 2002 of $8.4 million in average deposits. These represent changes of (1.8) percent and 1.5 percent in average total deposits, respectively.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company's loan to deposit ratio for 2004 was 82.23 percent, 2003 was 83.53 percent, 2002 was 86.32 percent. A decrease in 2003 was caused by the selling of mortgages to the secondary market, the charge off activity and the general slowing of loan demand. The decrease in 2004 is due to the lack of growth in both the credit and deposit portfolios.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $22.9 million at the end of 2004 compared to $27.3 million at December 31, 2003 and $38.2 million at the end of 2002.

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source decreased by $2.4 million to $22.0 million at December 31, 2004. This compares to decreased borrowings during 2003 of $4.3 to $24.4 million at December 31, 2003, and increased borrowings during 2002 to end the year 2002 at $28.7 million.

Contractual Obligations

Contractual Obligations of the Company totaled $358.4 million as of December 31,2004. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debts represents the borrowings with the Federal Home Loan Bank and are further defined in Note 4 and 9 of the Consolidated Financial Statements.

                                                                 Payment Due by Period (In Thousands)

                                                                 Less than         1-3            3-5      More than
          Contractual Obligations                     Total        1 year         Years          Years      5 years
----------------------------------------------     -----------   -----------   -----------     ---------   ---------
Securities sold under agreement to repurchase      $    22,852   $    22,752   $       100     $       -   $       -

Time Deposits                                          312,901       134,489       154,985        21,701       1,726

Dividends Payable                                          715           715

Long Term Debt                                          21,964         2,011        18,136         1,176         641
                                                   -----------   -----------   -----------     ---------   ---------
Total                                              $   358,432   $   159,967   $   173,221     $  22,877   $   2,367
                                                   ===========   ===========   ===========     =========   =========

Capital Resources

Shareholders' equity was $78.8 million as of December 31, 2004 compared to $74.9 million at December 31, 2003. Dividends declared during 2004 were $1.90 per share totaling $2.47 million. The Company reduced capital slightly by an increased dividend payout during 2003, specifically with a one-time additional dividend of $5 per share, for an aggregate of $8.78 million. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

As of December 31, 2004, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 16.75% and 16.88%, respectively. Core capital to risk-based asset ratios of 12.52% and 15.62% are well in excess of regulatory guidelines.

The Bank's leverage ratio of 9.0% is also substantially in excess of regulatory guidelines as is the Company's at 11.2%.

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

ITEM 8. FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 2004 and 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flow for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

[PLANTE MORAN LOGO]                                         PLANTE & MORAN, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                               Tel: 248.375.7100
                                                               Fax: 248.375.7101
                                                                 plantemoran.com

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Farmers & Merchants Bancorp, Inc. and Subsidiaries
Archbold, Ohio

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2004 and December 31, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for each year in the two year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2004 and December 31, 2003 and the consolidated results of its operations and its cash flows for each year in the two year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmers & Merchants Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission an dour report dated February 22, 2005, expressed an unqualified opinion thereon.


                                                        /s/ Plante & Moran, PLLC
                                                        February 22, 2005
                                                        Auburn Hills, Michigan

                                   [KK LOGO]

                            KROUSE, KERN & CO., INC.
                          CERTIFIED PUBLIC ACCOUNTANTS

                               6509 MUTUAL DRIVE
                           FORT WAYNE, INDIANA 46825

                                  260-496-8297
                                FAX 260-496-8187

                            -----------------------

                             1210 WEST HIGH STREET
                               BRYAN, OHIO 43506

                                  419-636-4569
                                FAX 419-636-4560

                            -----------------------

                            110 WEST AIRPORT HIGHWAY
                                   SUITE 203
                              SWANTON, OHIO 43558

                                  419-826-9855

                                   Member of

                             Polaris International

January 10, 2003

Board of Directors
Farmers & Merchants Bancorp, Inc.
Archbold, OH

                          INDEPENDENT AUDITORS' REPORT

We have audited the consolidated balance sheet of Farmers & Merchants Bancorp, Inc. and subsidiaries, Archbold, Ohio, as of December 31, 2002 and the related consolidated statement of income, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and subsidiaries, as of December 31, 2002, and the results of its consolidated operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ KROUSE, KERN & CO., INC.

                                                      KROUSE, KERN & CO., INC.
                                                      Fort Wayne, Indiana

                                                      Consolidated Balance Sheet
                                                      December 31, 2004 and 2003
                                          (000's Omitted, Except Per Share Data)

                                                                                   (In Thousands)
                                                                           ------------------------------
                                                                               2004               2003
                                                                           -------------      -----------
                                     ASSETS
ASSETS
     Cash and due from banks                                               $      15,026      $    18,873
     Interest-bearing deposits in banks                                            9,230              662
                                                                           -------------      -----------
       Total cash and cash equivalents                                            24,256           19,535

     Securities - available for sale (Note 3)                                    173,127          170,692
     Federal Home Loan Bank stock, at cost                                         3,607            3,462
     Loans held for sale                                                             175              176
     Loans, net (Note 4)                                                         472,011          480,163
     Premises and equipment (Note 5)                                              15,520           15,874
     Other assets (Note 6 & 10)                                                   13,817           15,801
                                                                           -------------      -----------
TOTAL ASSETS                                                               $     702,513      $   705,703
                                                                           =============      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits (Note 7)
       Noninterest-bearing                                                 $      47,958      $    50,710
       Interest-bearing
         NOW accounts                                                             92,178           98,639
         Savings                                                                 121,168          106,739
         Time                                                                    312,901          318,978
                                                                           -------------      -----------
            Total deposits                                                       574,205          575,066

     Federal funds purchased                                                           -            6,590
     Securities sold under agreement to repurchase                                22,852           20,729
     Long-term debt (Note 9)                                                      21,964           24,374
     Dividend payable                                                                715              715
     Accrued expenses and other liabilities                                        3,932            3,373
                                                                           -------------      -----------
            Total liabilities                                                    623,668          630,847
                                                                           -------------      -----------
STOCKHOLDERS' EQUITY (NOTE 14 AND 15)
     Common stock - No par value - 1,500,000 shares
       authorized; 1,300,000 shares issued & outstanding                          12,677           12,677
     Retained earnings                                                            65,956           60,196
     Accumulated other comprehensive income                                          212            1,983
                                                                           -------------      -----------
            Total stockholders' equity                                            78,845           74,856
                                                                           -------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     702,513      $   705,703
                                                                           =============      ===========

                                                Consolidated Statement of Income
                                    Years Ended December 31, 2004, 2003 and 2002
                                          (000's Omitted, Except Per Share Data)

                                                                             (In Thousands, Except Share Data)
                                                                      ------------------------------------------------
                                                                          2004              2003              2002
                                                                      -------------      -----------       -----------
INTEREST INCOME
  Loans, including fees                                               $      31,767      $    34,233       $    35,309
  Debt securities:
    U.S . Treasury and government agency                                      3,912            4,454             5,378
    Municipalities                                                            2,020            2,196             2,280
    Corporate debt securities                                                     3               29               224
  Dividends                                                                     146              136               150
  Federal funds sold                                                             34               33                58
  Other                                                                          80               26                25
                                                                      -------------      -----------       -----------
          Total interest income                                              37,962           41,107            43,424

INTEREST EXPENSE
  Deposits                                                                    9,980           12,830            17,574
  Federal funds purchased and securities sold
   under agreements to repurchase                                               425              376               415
  Borrowed funds                                                                817            1,077               990
                                                                      -------------      -----------       -----------
          Total interest expense                                             11,222           14,283            18,979
                                                                      -------------      -----------       -----------
NET INTEREST INCOME - Before provision for loan losses                       26,740           26,824            24,445
PROVISION FOR LOAN LOSSES (Note 4)                                              884            6,903             2,194
                                                                      -------------      -----------       -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                            25,856           19,921            22,251
NONINTEREST INCOME
  Customer service fees                                                       2,140            2,028             2,032
  Other service charges and fees                                              1,623            2,120             2,216
  Net gain on sale of loans                                                     925            3,309             1,552
  Net gain on sale of available-for-sale securities                             127              528                76
                                                                      -------------      -----------       -----------
          Total noninterest income                                            4,815            7,985             5,876

NONINTEREST EXPENSES
  Salaries                                                                    7,970            7,067             7,201
  Employee benefits (Note 11)                                                 2,252            2,181             2,140
  Occupancy expense                                                             649              592               444
  Furniture and equipment                                                     1,437            1,445             1,566
  Data processing                                                             1,101              996             1,022
  Franchise taxes                                                               712              922               815
  Mortgage servicing rights expense                                             332              723               902
  Other general and administrative                                            4,415            3,895             3,650
                                                                      -------------      -----------       -----------
          Total other operating expenses                                     18,868           17,821            17,740
                                                                      -------------      -----------       -----------
INCOME BEFORE INCOME TAXES                                                   11,803           10,085            10,387
INCOME TAXES (NOTE 10)                                                        3,573            2,459             2,989
                                                                      -------------      -----------       -----------
NET INCOME                                                            $       8,230      $     7,626       $     7,398
                                                                      =============      ===========       ===========
EARNINGS PER SHARE - BASIC                                            $        6.33      $      5.87       $      5.69
                                                                      =============      ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                       1,300,000        1,300,000         1,300,000
                                                                      =============      ===========       ===========

           Consolidated Statement Of Changes in Shareholder's Equity
              for the years ended December 31, 2004, 2003 and 2002
                     (000's Omitted, Except per Share Data)

                                                                                            Accumulated
                                                   Shares of                                    Other            Total
                                                    Common        Common      Retained      Comprehensive     Stockholders
                                                     Stock        Stock       Earnings      Income (Loss)        Equity
                                                   ---------    ----------    --------      -------------     ------------
BALANCE - January 1, 2002                          1,300,000    $   12,677    $ 56,092      $       1,581     $     70,350
Comprehensive income (Note 1):
   Net income                                              -    $        -    $  7,398      $           -     $      7,398
   Change in net unrealized gain on securities
     available for sale,net of reclassification
     adjustment and tax effects                            -    $        -    $      -      $       2,135     $      2,135
                                                                                                              ------------
              Total comprehensive income                                                                      $      9,533

Cash dividends declared - $1.65 per share                  -    $        -    $ (2,145)     $           -     $     (2,145)
                                                   ---------    ----------    --------      -------------     ------------
BALANCE - December 31, 2002                        1,300,000    $   12,677    $ 61,345      $       3,716     $     77,738

Comprehensive income (Note 1):
   Net income                                              -    $        -    $  7,626      $           -     $      7,626
   Change in net unrealized gain on securities
     available for sale, net of reclassification
     adjustment and tax effects                            -    $        -    $      -      $      (1,733)    $     (1,733)
                                                                                                              ------------

              Total comprehensive income                                                                      $      5,893

Cash dividends declared - $6.75 per share                  -    $        -    $ (8,775)     $           -     $     (8,775)
                                                   ---------    ----------    --------      -------------     ------------

           Consolidated Statement of Changes in Shareholder's Equity
              for the years ended December 31, 2004, 2003 and 2002
                     (000's Omitted, Except per share Data)

                                                                                                    Accumulated
                                                       Shares of                                       Other            Total
                                                        Common         Common         Retained     Comprehensive     Stockholders
                                                        Stock           Stock         Earnings     Income (Loss)        Equity
                                                      ----------    ------------      --------     -------------     ------------
BALANCE - December 31, 2003                            1,300,000    $     12,677      $ 60,196     $       1,983     $     74,856
Comprehensive income (Note 1):
 Net income                                                    -    $          -      $  8,230     $           -     $      8,230
 Change in net unrealized gain on securities
  available for sale, net of reclassification
  adjustment and tax effects                                   -    $          -      $      -     $      (1,771)    $     (1,771)

           Total comprehensive income                                                                                $      6,459

Cash dividends declared - $1.90 per share                      -    $          -      $ (2,470)    $           -     $     (2,470)
                                                      ----------    ------------      --------     -------------     ------------
BALANCE - December 31, 2004                            1,300,000    $     12,677      $ 65,956     $         212     $     78,845
                                                      ==========    ============      ========     =============     ============

                      Consolidated Statements of Cash Flow
               For the years ended December 31, 2004, 2003 and 2002
                                 (000's omitted)

                                                                                  2004         2003         2002
                                                                             -------------   ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $       8,230   $   7,626    $  7,398
   Adjustments to reconcile net income to net cash
            from operating activities :
         Depreciation                                                                1,142       1,216       1,345
         Amortization of servicing rights                                              332         723         902
         Provision for loan loss                                                       884       6,903       2,194
         Accretion and amortization of securities                                    1,223       1,406       1,360
         Deferred income taxes (benefit)                                               (14)       (126)        240
         (Gain) loss on sale of other assets                                             2          12         (26)
         Realized gain on sales of available-for-sale securities, net                 (127)       (528)        (76)
         Net Change in:
            Loans held for sale                                                          1       5,900      (6,076)
            Change in other assets and other liabilities, net                        3,019      (3,651)      1,106
                                                                             -------------   ---------    --------
                  Net cash provided (used) by operating activities                  14,692      19,481       8,367
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities :
     Sales                                                                          10,740      16,036       8,282
     Maturities, prepayments and calls                                              64,599      75,412      65,280
     Purchases                                                                     (81,553)    (86,849)    (77,508)
   Loan and lease originations and principal collections, net                        7,241       3,955     (25,390)
   Proceeds from sales of assets                                                         3           -         424
   Purchase of life insurance contracts                                                  -           -      (5,057)
   Additions to premises and equipment                                                (793)     (2,068)     (4,551)
                                                                             -------------   ---------    --------
                  Net cash provided (used) by investing activities                     237       6,486     (38,520)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                (861)     (1,307)     10,215
   Net change in federal funds purchased and securities
      sold under agreements to repurchase                                           (4,467)    (10,881)     11,661
   Proceeds from is suance of long-term debt                                             -      10,000      15,000
   Repayment of long-term debt                                                      (2,410)    (14,322)     (3,714)
   Cash dividends paid on common stock                                              (2,470)     (8,709)     (2,210)
                                                                             -------------   ---------    --------
                  Net cash provided (used) by financing activities                 (10,208)    (25,219)     30,952
                                                                             -------------   ---------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 4,721         748         799

CASH AND CASH EQUIVALENTS - Beginning of Year                                       19,535      18,787      17,988
                                                                             -------------   ---------    --------
CASH AND CASH EQUIVALENTS - End of Year                                      $      24,256   $  19,535    $ 18,787
                                                                             =============   =========    ========
SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
         Interest (net of amount capitalized)                                $      11,283   $  14,824    $ 19,370
                                                                             =============   =========    ========
         Income taxes                                                        $       2,840   $   5,326    $  1,316
                                                                             =============   =========    ========

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the new term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights. Actual results could differ from those estimates.

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

Declines in the fair value of held to maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The related write-downs are included in earnings as realized losses.

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

Generally, a loan is classified as nonaccrual and the accrual of interest income is generally discontinued when a loan becomes ninety days past due as to principal or interest and these loans are placed on a "cash basis" for purposes of income recognition. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal and accrued interest, and the loan is in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest receivable is charged against income.

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

The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

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

The components of other comprehensive income and related tax effects are as follows:

                                                            (In Thousands)
                                                 ------------------------------------
                                                    2004          2003         2002
                                                 ----------    ---------    ---------
Net Unrealized gain (loss ) on
    available-for-sale securities                $   (2,556)   $  (2,100)   $   3,311
Tax Effect                                              869          714       (1,126)
                                                 ----------    ---------    ---------
Net-of-tax amount                                    (1,687)      (1,386)       2,185
                                                 ----------    ---------    ---------
Reclassification adjustment for gain on sale of
    available-for-sale securities                $     (127)   $    (528)   $     (76)
Tax Effect                                               43          181           26
                                                 ----------    ---------    ---------
Net-of-tax amount                                       (84)        (347)         (50)
                                                 ----------    ---------    ---------

Change in accumulated other comprehensive
    income other comprehensive income            $   (1,771)   $  (1,733)   $   2,135
                                                 ==========    =========    =========

Reclassification

Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentation.

NOTE 2 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANK

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserves required at December 31, 2004 and 2003 were $4.6 million and $6.0 million, respectively.

The Company and its subsidiaries maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

                                                     (In Thousands)
                                   ---------------------------------------------------
                                                          2004
                                   ---------------------------------------------------
                                                   Gross         Gross       Estimated
                                   Amortized     Unrealized    Unrealized     Market
                                      Cost         Gains        Losses         Value
                                   ----------    ----------    ----------    ---------
Available-for-Sale:
    U.S. Treasury                  $    4,856    $        1    $        5    $   4,852
    U.S. Government agency             84,095           155           758       83,492
    Mortgage-backed securities         30,329           106           347       30,088
    State and local governments        53,479         1,292           124       54,647
    Equity securities                      48             -             -           48
                                   ----------    ----------    ----------    ---------

                                   $  172,807    $    1,554    $    1,234    $ 173,127
                                   ==========    ==========    ==========    =========

                                                      (In Thousands)
                                   ---------------------------------------------------
                                                         2003
                                   ---------------------------------------------------
                                                    Gross        Gross       Estimated
                                   Amortized     Unrealized    Unrealized      Market
                                      Cost         Gains         Losses        Value
                                   ----------    ----------    ----------    ---------
Available-for-Sale:
    U.S. Treasury                  $    6,607    $       30    $        -    $   6,637
    U.S. Government agency             95,906         1,246           319       96,833
    Mortgage-backed securities         14,138           193           153       14,178
    State and local governments        48,991         2,140           115       51,016
    Corporate debt securities           1,999             -            18        1,981
    Equity securities                      47             -             -           47
                                   ----------    ----------    ----------    ---------

                                   $  167,688    $    3,609    $      605    $ 170,692
                                   ==========    ==========    ==========    =========


Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

                                                        2004
                                     (In Thousands)              (In Thousands)
                                Less Than Twelve Months        Over Twelve Months
                                ------------------------    ------------------------
                                  Gross                       Gross
                                Unrealized                  Unrealized
                                  Losses      Fair Value      Losses      Fair Value
                                ----------   -----------    ----------    ----------
U S Treasury                    $        5   $     2,870    $        -    $        -
U S Government agency           $      563   $    58,365    $      195    $    5,810
Mortgage-backed securities      $      209   $    18,317    $      138    $    6,347
State and local governments     $       61   $     9,483    $       63    $    2,258

Corporate Debt Securities       $        -   $         -    $        -    $        -
Equity Securities               $        -   $         -    $        -    $        -


                                                        2003
                                     (In Thousands)              (In Thousands)
                                Less Than Twelve Months        Over Twelve Months
                                ------------------------    ------------------------
                                  Gross                        Gross
                                Unrealized                  Unrealized
                                  Losses     Fair Value       Losses      Fair Value
                                ----------   -----------    ----------    ----------
U S Treasury                    $        -   $         -    $        -    $        -
U S Government agency           $      319   $    18,295    $        -    $        -
Mortgage-backed securities      $      153   $     8,654    $        -    $        -
State and local governments     $      115   $     4,116    $        -    $        -
Corporate Debt Securities       $       18   $     1,981    $        -    $        -
Equity Securities               $        -   $         -    $        -    $        -


Unrealized losses on securities have not bee n recognized into income because the issuers' bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

The gross realized gains and losses for the years ended December 31, are presented below:

                                          (In Thousands)
                            ----------------------------------------
                               2004            2003          2002
                            ----------       --------      ---------
Gross realized gains        $      133       $    528      $     79
Gross realized losses               (6)             -            (3)
                            ----------       --------      --------

   Net Realized Gains       $      127       $    528      $     76
                            ==========       ========      ========

The amortized cost and fair value of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  (In Thousands)
                                         --------------------------------
                                          Amortized
                                             Cost             Fair Value
                                         -------------       ------------
One year or less                         $      22,627       $     22,766
After one year through five years               99,664             99,632
After five years through ten years              43,400             43,484
After ten years                                  7,068              7,197
                                         -------------       ------------
                                               172,759            173,079
Equity securities                                   48                 48
                                         -------------       ------------
            Total                        $     172,807       $    173,127
                                         =============       ============

Investments with a carrying value of $127 million at December 31, 2004 and $131 million at December 31, 2003 were pledged to secure public deposits and securities sold under repurchase agreements.

NOTE 4 - LOANS

Loans at December 31, are summarized below:

                                                    (In Thousands)
                                             ----------------------------
                                                2004              2003
                                             -----------      -----------
Loans:
   Real estate                               $   273,981      $   267,136
   Commercial and industrial                      98,518          102,101
   Agricultural (excluding real estate)           55,219           63,082
   Consumer, Overdrafts and other loans           41,276           47,984
   Industrial Development Bonds                   10,687            7,944
                                             -----------      -----------
                                                 479,681          488,247
   Less: Deferred loan fees and costs               (856)            (784)
                                             -----------      -----------
                                                 478,825          487,463
   Less: Allowance for loan losses                (6,814)          (7,300)
                                             -----------      -----------
                  Loans - Net                $   472,011      $   480,163
                                             ===========      ===========

The following is a maturity schedule by major category of loans including available for sale loans:

                                                             (In Thousands)
                                             -----------------------------------------------
                                                      Principal Payments Due Within
                                             -----------------------------------------------
                                                                 Two to            After
                                              One Year         Five Years        Five Years
                                             -----------       -----------      ------------
Real estate loans                            $    15,107       $    13,406      $    245,643
Commercial and industrial loans                   33,329            43,155            22,034
Agricultural (excluding real estate)              24,545            26,572             4,102
Consumer, Master Card and Overdrafts               8,293            27,769             5,214
Industrial Development Bonds                       3,216             2,432             5,039


The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2004:

                                                 (In Thousands)
                                          -----------------------------
                                             Fixed           Variable
                                             Rate              Rate
                                          -----------      ------------
Real estate loans                         $    38,552      $    235,604
Commercial and industrial loans                48,999            49,519
Agricultural (excluding real estate)           23,475            31,744
Consumer, Master Card and Overdrafts           39,305             1,971
Industrial Development Bonds                   10,687                 -

One to four family residential mortgage loans amounting to $95.8 million have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

As of December 31, 2004 and 2003 there were $3.2 and $14.2 million, respectively, of undisbursed loans in process.

The following is an analysis of the allowance for loan loss:

                                                         (In Thousands)
                                            -----------------------------------------
                                               2004           2003            2002
                                            ---------     -----------     -----------
Allowance for Loan Losses
   Balance at beginning of year             $   7,300     $     6,400     $     7,275
   Provision for loan loss                        884           6,903           2,194
   Loans charged off                           (1,779)         (7,286)         (4,252)
   Recoveries                                   1,095           1,283           1,183
Allowance for Unfunded Loan Commitments &
   Letters of Credit                             (686)              -               -
Allowance for Loan & Leases Losses          $   6,814     $     7,300     $     6,400
                                            =========     ===========     ===========
Allowance for Unfunded Loan Commitments &
   Letters of Credit                        $     686     $         -     $         -
                                            ---------     -----------     -----------
Total Allowance for Credit Losses           $   7,500     $     7,300     $     6,400
                                            =========     ===========     ===========

The company segregated its Allowance for Loan and Lease Losses (ALLL) into two reserves at the period ending December 31, 2004: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL). The portion of 2003 and 2002 ACL attributable to AULC was $402 and $334 thousand respectively.

The AULC is reported within other liabilities on the balance sheet while the ALLL is netted within the loans, net asset line. The ACL presented above represents the full amount of reserves available to absorb possible credit losses.

The following is a summary of information pertaining to impaired loans:


                                                                      (In Thousands)
                                                                ---------------------------
                                                                    2004           2003
                                                                -----------     -----------
Impaired loans without a valuation allowance                    $       397     $     2,621
Impaired loans with a valuation
   allowance                                                         10,960          18,081
                                                                -----------     -----------
Total impaired loans                                            $    11,357     $    20,702
                                                                ===========     ===========
Valuation allowance related to
   impaired loans                                               $     2,624     $     3,472
Total non-accrual loans                                         $     6,059     $     6,236
Total loans past-due ninety days or more and still accruing     $       393     $     2,042

                                                    (In Thousands)
                                       -----------------------------------------
                                         2004            2003            2002
                                       ---------      ----------      ----------
Average investment in
   impaired loans                      $  16,030      $   19,040      $   18,574
                                       =========      ==========      ==========
Interest income recognized
   on impaired loans                   $     572      $    1,227      $      195
                                       =========      ==========      ==========
Interest income recognized on
   a cash basis on impaired loans      $     279      $      346      $      195
                                       =========      ==========      ==========

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

                                                   (In Thousands)
                                          ---------------------------------
                                               2004               2003
                                          --------------     --------------
Land                                      $        2,756     $        2,756
Buildings (useful life 15-39 years)               15,052             15,012
Furnishings (useful life 3-15 years)              10,063              9,389
                                          --------------     --------------
                                                  27,871             27,157
      Less : Accumulated depreciation            (12,351)           (11,283)
                                          --------------     --------------

   Premises and Equipment (Net)           $       15,520     $       15,874
                                          ==============     ==============

NOTE 6 - SERVICING

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $244.0 and $242.0 million at December 31, 2004 and 2003, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2004 and 2003, was $1.5 and $1.4 million, respectively. The Capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.

The fair market value of the capitalized servicing rights as of December 31, 2004, 2003 and 2002 was $2.1, $2.0 and $1.9 million, respectively. The valuations were calculated using a present value calculation on the discounted cash flows of each individual capitalized servicing right. The discount rate utilized was the average internal rate of return of the portfolio, 5.8%, 5.9% and 6.5%, respectively. The stated fair value represents the present value over an 84 month time frame.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

                                          (In Thousands)
                             -----------------------------------------
                                2004           2003            2002
                             ----------     ----------      ----------
Beginning Year               $    1,441     $    1,025      $    1,667
   Capitalized Additions     $      391     $    1,139      $      260
   Amortization              $     (332)    $     (723)     $     (902)
   Valuation Allowance       $        -     $        -      $        -
                             ----------     ----------      ----------
End of Year                  $    1,500     $    1,441      $    1,025
                             ==========     ==========      ==========



NOTE 7 - DEPOSITS

Time deposits at December 31 consist of the following:

                                                 (In Thousands)
                                      ----------------------------------
                                            2004               2003
                                      ---------------      -------------
Time deposits under $100,000          $       220,905      $     215,899
Time deposits of $100,000 or more              91,996            103,079
                                      ---------------      -------------
                                      $       312,901      $     318,978
                                      ===============      =============

At December 31, 2004, the scheduled maturities for time deposits are as follows:

                 (In Thousands)
               -----------------
  2005         $         134,489
  2006                   102,480
  2007                    52,505
  2008                     3,092
  2009                    18,609
thereafter                 1,726
               -----------------
               $         312,901
               =================

NOTE 8 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Bank's policy requires qualifying securities as collateral for the underlying repurchase agreements. As of December 31, 2004 and 2003 securities with a book value of $31.6 million and $31.8 million, respectively, were underlying the repurchase agreements and were under the Bank's control.

NOTE 9 - LONG TERM DEBT

Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 2.24% to 7.05%. Total borrowings were $22.0 and $24.4 million for 2004 and 2003, respectively. Notes are secured by a blanket lien on 100% of the one to four family residential mortgage loan portfolio.

The following is a schedule by years of future minimum principal payments:

                (In Thousands)
                --------------
  2005          $       2,011
  2006                 11,720
  2007                  6,416
  2008                    712
  2009                    464
thereafter                641
                -------------
                $      21,964
                =============

NOTE 10 - FEDERAL INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

                             (In Thousands)
               -----------------------------------------
                  2004             2003          2002
               -----------      ----------     ---------
Current:
   Federal     $     3,587      $    2,585     $   2,749

Deferred:
   Federal             (14)           (126)          240
               -----------      ----------     ---------
               $     3,573      $    2,459     $   2,989
               ===========      ==========     =========

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

                                                        (In Thousands)
                                            ---------------------------------------
                                               2004           2003           2002
                                            ----------      ---------      --------
Income tax at statutory rates               $    4,013      $   3,429      $  3,594
Increase(decrease) resulting from:
   Tax exempt interest                            (706)          (571)         (685)

   Change in prior estimates and other             266           (399)           80
                                            ----------      ---------      --------
                                            $    3,573      $   2,459      $  2,989
                                            ==========      =========      ========

Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                       (In Thousands)
                                                ---------------------------
                                                    2004            2003
                                                ------------     ----------
Deferred Tax Assets :
   Allowance for loan losses                    $      2,263     $    2,211
   Other                                                 256             82
                                                ------------     ----------
   Total deferred tax assets                           2,519          2,293

Deferred Tax Liabilities:
   Accreted discounts on bonds                            29            155
   FHLB stock dividends                                  659            610
   Mortgage servicing rights                             507            490
   Other                                                 494            222
   Net unrealized gain on available-
      for-sale securities                                107          1,020
                                                ------------     ----------
   Total deferred tax liabilities                      1,796          2,497
                                                ------------     ----------
         Net Deferred Tax Asset (Liability)     $        723     $     (204)
                                                ============     ==========

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant's deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $546, $505, and $509 thousand for 2004, 2003 and 2002, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $20.3 and $16.5 million at December 31, 2004 and 2003, respectively. Loans made during 2004 were $160.1 million and repayments were $158.4 million. During 2004, one director retired from the Board and one director was added. Their difference in related borrowings amounted to $2.1 million, net additions.

Deposits to directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2004 and 2003 amounted to $17.3 million and $6.2 million, respectively.

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

The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At year end 2004 the Bank segregated the Allowance for Loan Losses into two components. The allowance as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2004 was $686 thousand. At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                        (In Thousands)
                                 -----------------------------
                                     2004             2003
                                 ------------     ------------
Commitments to extend credit     $    108,731     $    111,203
Credit card arrangements               15,404           15,890
Standby letters of credit               1,950            1,762

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2004 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2004 and 2003 are as follows:

                                                                                    To Be Well Capitalized
                                                                                       Under the Prompt
                                                                  For Capital          Corrective Action
                                      Actual                   Adequacy Purposes          Provisions
                                  ------------------------------------------------------------------------
                                     (000's)                   (000's)                (000's)
                                     Amount         Ratio       Amount     Ratio       Amount       Ratio
                                  -------------     -----     ---------    -----    ----------     -------
As of December 31, 2004

Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated                      $      84,939     16.88%    $  40,264    8.00%    $   50,331     10.00%

Farmers & Merchants State Bank           84,313     16.75%       40,271    8.00%        50,339     10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated                             78,633     15.62%       20,132    4.00%        30,198     6.00%

Farmers & Merchants State Bank           63,006     12.52%       20,136    4.00%        30,203     6.00%

Tier 1 Capital
(to Adjusted Total Assets)
Consolidated                             78,633     11.17%       28,160    4.00%        35,200     5.00%

Farmers & Merchants State Bank           63,006      8.90%       28,308    4.00%        35,385     5.00%

                                                                                        To Be Well Capitalized
                                                                                           Under the Prompt
                                                                    For Capital           Corrective Action
                                      Actual                     Adequacy Purposes            Provisions
                                   ---------------------------------------------------------------------------
                                     (000's)                    (000's)                  (000's)
                                      Amount         Ratio       Amount       Ratio       Amount        Ratio
                                   ------------     ------     ----------     -----     ----------     -------
As of December 31, 2003

Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated                       $     79,267     15.52%     $   40,847     8.00%     $   51,059     10.00%

Farmers & Merchants State Bank           78,693     15.42%         40,831     8.00%         51,039     10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated                             72,873     14.27%         20,423     4.00%         30,635      6.00%

Farmers & Merchants State Bank           57,302     11.23%         20,416     4.00%         30,623      6.00%

Tier 1 Capital
(to Adjusted Total Assets)
Consolidated                             72,873     10.23%         28,502     4.00%         35,627      5.00%

Farmers & Merchants State Bank           57,302      8.07%         28,420     4.00%         35,524      5.00%

NOTE 15 - RESTRICTIONS OF DIVIDENDS AND INTERCOMPANY BORROWINGS

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $5.4 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. As of June 2004, all dividends were required to be approved by federal and state regulatory agencies prior to declaration. Regulatory approval prior to declaration will continue into 2005. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company and its non-bank subsidiary. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2004 and 2003 are reflected below:

                                                          (In Thousands)
                                             ------------------------------------------
                                                     2004                  2003
                                             --------------------  --------------------
                                             Carrying     Fair     Carrying     Fair
                                               Amount     Value     Amount      Value
                                             ---------  ---------  ---------  ---------
Financial Assets:
     Cash and due from banks                 $  15,026  $  15,026  $  18,873  $  18,873
     Interest-bearing deposits in banks          9,230      9,230        662        662
     Securities - available for sale           173,127    173,127    170,692    170,692
     Federal Home Loan Bank                      3,607      3,607      3,462      3,462
     Loans, net                                472,011    475,228    480,163    487,833
     Interest receivable                         4,686      4,686      5,192      5,192
     Loans held for sale                           175        175        176        176

Financial Liabilities:
     Deposits                                $ 574,205  $ 573,616  $ 575,066  $ 575,651
     Short-term debt
         Federal funds purchased                     -          -      6,590      6,590
         Repurchase agreement sold              22,852     22,852     20,729     20,729
     Other debt                                 21,964     20,374     24,374     21,251
     Interest payable                              879        879        989        989
     Dividends payable                             715        715        715        715

Off-Balance Sheet Financial Instruments
     Commitments to extend credit            $       -  $       -  $       -  $       -
     Standby letters of credit                       -          -          -          -

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

Loans Held for Sale

Fair values for loan held for sale approximate the carrying values as these loans are generally sold within forty-five days of being made.

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

Dividends Payable

The carrying amounts of dividends payable approximate their fair values and are generally paid within forty days of declaration.

Off Balance Sheet Financial Instruments

Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

                                  BALANCE SHEET

                                                            (In Thousands)
                                                       ------------------------
                                                         2004           2003
                                                       ---------      ---------
ASSETS
   Cash                                                $     651      $     903
   Related party receivables:
   Dividends receivable from subsidiaries                    300              -
   Note receivable from Bank subsidiary                   15,000         15,000
   Investment in subsidiaries                             63,799         59,883
                                                       ---------      ---------
TOTAL ASSETS                                           $  79,750      $  75,786
                                                       =========      =========

LIABILITIES
   Accrued expenses                                    $     190      $     215
   Dividends payable                                         715            715
                                                       ---------      ---------
 Total Liabilities                                           905            930
                                                       ---------      ---------
STOCKHOLDERS' EQUITY
   Common stock - No par value - 1,500,000 shares
   authorized; 1,300,000 shares issued                    12,677         12,677
   Undivided profits                                      65,956         60,196
   Accumulated other comprehensive income                    212          1,983
                                                       ---------      ---------
 Total Stockholders' Equity                               78,845         74,856
                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  79,750      $  75,786
                                                       =========      =========

                                INCOME STATEMENT

                                                               (In Thousands)
                                                  ----------------------------------------
                                                    2004            2003            2002
                                                  ---------      ----------       --------
INCOME
     Dividends from subsidiaires                  $   2,185      $   13,273       $  1,415
     Interest                                           713             604            600
                                                  ---------      ----------       --------
          Total Income                                2,898          13,877          2,015

OPERATING EXPENSES                                      170             125            131
                                                  ---------      ----------       --------

INCOME BEFORE INCOME TAXES AND EQUITY IN
     UNDISTRIBUTED EARNINGS AND SUBSIDIARIES          2,728          13,752          1,884

INCOME TAXES                                            185             175            147
                                                  ---------      ----------       --------
                                                      2,543          13,577          1,737
     Equity in undistributed earnings
          of subsidiaries                             5,687          (5,951)         5,661
                                                  ---------      ----------       --------
NET INCOME                                        $   8,230      $    7,626       $  7,398
                                                  =========      ==========       ========

                             STATEMENTS OF CASHFLOW

                                                                            (In Thousands)
                                                               -----------------------------------------
                                                                  2004            2003            2002
                                                               ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                           $   8,230       $   7,626       $   7,398
          Adjustments to Reconcile Net Income
            to Net Cash Provided by Operating Activities:
                   Equity in undistributed net income
                     of subsidiaries                              (5,687)          5,951          (5,661)
                   Changes in Operating Assets and
                     Liabilities:
                          Note receivable                              -          (5,000)              -
                          Dividends receivable                      (300)            325             390
                          Accrued expenses                           (25)             55             (35)
                                                               ---------       ---------       ---------
                                  Net Cash Provided by
                                  Operating Activities             2,218           8,957           2,092
CASH FLOWS FROM FINANCING ACTIVITIES
          Payment of dividends                                    (2,470)         (8,709)         (2,210)
                                                               ---------       ---------       ---------
                                  Net Change in Cash and
                                    Cash Equivalents                (252)            248            (118)
CASH AND CASH EQUIVALENTS
     Beginning of year                                               903             655             773
                                                               ---------       ---------       ---------
CASH AND CASH EQUIVALENTS
     End of year                                               $     651       $     903       $     655
                                                               =========       =========       =========

                      Quarterly Financial Data - UNAUDITED

                                                                 Quarter Ended in 2004
                                       -------------------------------------------------------------------------
                                          Mar 31              June 30             Sep 30             Dec 31
                                       -------------       -------------       -------------       -------------
Summary of Income:
     Interest income                   $       9,307       $       9,365       $       9,249       $       9,387
     Interest expense                          2,768               2,758               2,759               2,938
                                       -------------       -------------       -------------       -------------
           Net Interest Income                 6,539               6,607               6,490               6,449
Provision for loan loss                          416                 375                 150                 (56)
                                       -------------       -------------       -------------       -------------
Net interest income after
     provision for loan loss                   6,123               6,232               6,340               6,505
Other income (expense)                        (3,296)             (3,312)             (3,270)             (3,519)
                                       -------------       -------------       -------------       -------------
Net income before income taxes                 2,827               2,920               3,070               2,986
Income taxes                                     821                 879                 929                 944
                                       -------------       -------------       -------------       -------------

Net income                             $       2,006       $       2,041       $       2,141       $       2,042
                                       =============       =============       =============       =============

Earnings per Common Share              $        1.54       $        1.57       $        1.65       $        1.57
                                       =============       =============       =============       =============

Average common shares outstanding          1,300,000           1,300,000           1,300,000           1,300,000
                                       =============       =============       =============       =============

                                                                     Quarter Ended in 2003
                                           -------------------------------------------------------------------------
                                               Mar 31             June 30             Sep 30             Dec 31
                                           -------------       -------------       -------------       -------------
Summary of Income:
     Interest income                       $      10,462       $      10,627       $      10,182       $       9,836
     Interest expense                              4,063               3,873               3,361               2,986
                                           -------------       -------------       -------------       -------------
           Net Interest Income                     6,399               6,754               6,821               6,850
Provision for loan loss                            3,938                 760                 675               1,530
                                           -------------       -------------       -------------       -------------
Net interest income after
     provision for loan loss                       2,461               5,994               6,146               5,320
Other income (expense)                            (2,937)             (1,956)             (2,455)             (2,488)
                                           -------------       -------------       -------------       -------------
Net income (loss) before income taxes               (476)              4,038               3,691               2,832
Income taxes (credit)                               (347)                939               1,100                 767
                                           -------------       -------------       -------------       -------------

Net income (loss)                          $        (129)      $       3,099       $       2,591       $       2,065
                                           =============       =============       =============       =============

Earnings per common share                  $       (0.10)      $        2.38       $        1.99       $        1.60
                                           =============       =============       =============       =============

Average common shares outstanding              1,300,000           1,300,000           1,300,000           1,300,000
                                           =============       =============       =============       =============

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

     Interest Rate Shock on                                     Interest Rate Shock on
      Net Interest Margin                                         Net Interest Income
------------------------------                               ----------------------------
 Net Interest       % Change        Rate          Rate       Cumulative       % Change
Margin (Ratio)    to Flat Rate    Direction    changes by    Total ($000)    to Flat Rate
--------------    ------------    ---------    ----------    ------------    ------------
    3.63%           -6.19%         Rising         3.00%         23,831          -7.12%

    3.70%           -4.27%         Rising         2.00%         24,401          -4.90%

    3.77%           -2.37%         Rising         1.00%         24,968          -2.69%

    3.87%            0.00%          Flat             0          25,659           0.00%

    3.96%            2.33%         Falling       -1.00%         26,340           2.65%

    3.86%           -0.27%         Falling       -2.00%         25,698           0.15%

    3.71%           -3.99%         Falling       -3.00%         24,752          -3.53%

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

      (b) Krouse's report on the consolidated financial statements of the Corporation for fiscal year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal year ended December 31, 2002, and the subsequent interim period through November 14, 2003, there were no disagreements between the Corporation and Krouse on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Krouse, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. During the fiscal year ended December 31, 2002, and the subsequent interim period through November 14, 2003, there were no reportable events as defined in Item 304 (a) (1) (v) of SEC regulation S-K.

  (c) Krouse's report on the Corporation's consolidated financial statements for year ended December 31, 2002, dated January 10, 2003, was issued on an unqualified basis in conjunction with the filing of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

  (d) During the Corporation's most recent fiscal year ended December 31, 2002, and the subsequent interim period through November 14, 2003, the Corporation did not consult with Plante & Moran regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of SEC regulation S-K.

   No disagreements exist on accounting and financial disclosures or related matters.

ITEM 9A. CONTROLS AND PROCEDURES

   MANAGEMENTS DISCLOSURE OF INTERNAL CONTROLS & PROCEDURES

   The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

                MANAGEMENT REPORT REGARDING INTERNAL CONTROL AND
                 COMPLIANCE WITH DESIGNATED LAWS AND REGULATIONS

Management of Farmers & Merchants Bancorp, Inc. and Subsidiaries is responsible for preparing the Bank's annual financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting presented in conformity with both generally accepted accounting principles and regulatory reporting in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The Bank's internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

It is also management's responsibility to ensure satisfactory compliance with all designated laws and regulations and in particular, those laws and regulations concerning loans to insiders. The federal laws concerning loans to insiders are codified at 12 USC 375a and 375b, and the federal regulations are set forth at 12 CFR 23.5, 31, and 215.

Pursuant to Exchange Act Rule 13a-15, the company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Intergrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Plante & Moran, PLLC, the independent registered public accounting firm that audited the financial statements contained herein, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004.

There was no change in the company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

February 6, 2005

Farmers & Merchants Bancorp, Inc. and Subsidiaries

/s/ Joe E. Crossgrove
-----------------------------------
Joe C. Crossgrove, President/CEO

/s/ Barbara J. Britenriker
-----------------------------------------------
Barbara J. Britenriker, Chief Financial Officer

[PLANTE MORAN LOGO]

                                                          PLANTE & MORAN, PLLC
                                                                Suite 500
                                                           2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                            Tel: 248.375.7100
                                                            Fax: 248.375.7101
                                                             plantemoran.com

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Farmers & Merchants Bancorp, Inc. and Subsidiaries
Archbold, Ohio

We have audited management's assessment included in the accompanying Report of Management on Farmers & Merchants Bancorp, Inc. and Subsidiaries Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management's assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporations Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based oh the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United State), the Consolidated Balance Sheets of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of earnings, shareholders equity and cash flow for each of the two years in the period ended December 31, 2004 and our report dated February 22, 2004, expressed an unqualified opinion thereon.

                                                        /s/ Plante & Moran, PLLC

February 22, 2005
Auburn Hills

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

The information called for herein is presented below:

                                                                                   YEAR FIRST
                                            PRINCIPAL OCCUPATION OR                 BECAME
NAME                        AGE           EMPLOYMENT FOR PAST FIVE YEARS           DIRECTOR
----------------------     ------    ------------------------------------------    ----------
Eugene Bernath               71      Farmer                                           1978
                                     Chairman of the Board,
                                     Farmers & Merchants Bancorp, Inc.
                                     The Farmers & Merchants State Bank

Dexter Benecke               62      President, Viking Trucking, Inc.                 1999

Jerry L. Boyers              71      President, Edifice Construction Management       1976

Joe E. Crossgrove            67      President, Chief Executive Officer               1992
                                     The Farmers & Merchants State Bank

Robert G. Frey               64      President, E.H. Frey & Sons, Inc.                1987

Jack C. Johnson              52      President, Hawk's Clothing, Inc.                 1991
                                     Partner, REJO Partnership

Dean E. Miller               60      President, MBC Holdings, Inc.                    1986

Anthony J. Rupp              55      President, Rupp Furniture Co.                    2000

David P. Rupp Jr.            63      Attorney, Plassman, Rupp, Hensel, Short          2001
                                     & Hagans

James C. Saneholtz           58      President, Saneholtz-McKarns, Inc.               1995

Merle J. Short               64      Farmer, President of Promow, Inc.                1987

Steven J. Wyse               60      President, SteelinQ Systems, Inc.                1991

Steven A. Everhart           50      Secretary/Treasurer, MBC Holdings, Inc.          2003

Kevin J. Sauder              44      President, Chief Executive Officer               2004

                               EXECUTIVE OFFICERS

                                     Principal Occupation
Name                        Age      for Past Five Years
----------------------     ------    --------------------------------------
Eugene Beranth               71      Farmer
                                     Chairman of the Board
                                     Farmers & Merchants State Bank

Joe E. Crossgrove            67      President, Chief Executive Officer
                                     The Farmers & Merchants State Bank
                                     (since 1991) Executive Vice President
                                     and Treasurer of Farmers & Merchants
                                     Bancorp, Inc.
                                     Director and Vice President of Farmers
                                     & Merchants Life Insurance Co.

Rex D. Rice                  45      Executive Vice President
                                     Senior Commercial Loan Officer

Edward A. Leininger          48      Executive Vice President
                                     Chief Operating Officer

Barbara J. Britenriker       43      Executive Vice President
                                     Chief Financial Officer

Allen G. Lantz               51      Senior Vice President
                                     Branch Administrator

Randal H. Schroeder          44      Vice President
                                     Senior Operations Officer

Paul S. Siebenmorgan         55      Senior Executive Vice President
                                     Chief Lending Officer

The information called for under Rule 405 of Regulation S-K regarding compliance with Section 16(a) is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 23, 2005, and is incorporated herein by reference.

The Board of Directors of the Company adopted a Code of Business Conduct and Ethics (the "Code") at its meeting on February 13, 2004. While the Sarbanes-Oxley Act of 2002 mandates the adoption of a code of ethics for the most senior executive officers of all public companies, the Code adopted by the Corporation's Board of Directors is broader in the activities covered and applies to all officers, directors and employees of the Corporation and the Bank, including the chief executive officer, chief financial officer, principal accounting officer and other senior officers performing accounting, auditing, financial management or similar functions. The administration of the Code has been delegated to the Audit Committee of the Board of Directors, a Committee comprised entirely of "independent directors." The Board of Directors has determined that Steven A. Everhart, Chairman of the Audit Committee, is a "financial expert" as defined under the regulations promulgated under the Sarbanes Oxley Act discussed above. The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Corporation assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The Board and management of the Corporation intends to continue to monitor not only the developing legal requirements in this area, but also the best practices of comparable companies, to assure that the Corporation maintains sound corporate governance practices in the future.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 23, 2005, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 23, 2005, and is incorporated herein by reference.

The Company currently has no equity compensation plans or arrangements, such as stock option or restricted stock arrangements, pursuant to which equity securities of the Company are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 23, 2005, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 23, 2005, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

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

      (2)   Financial Statement Schedules

            Five Year Summary of Operations

      (3)   Exhibits Required by Item 601 of Regulation S-K

            (3.1) Articles of Incorporation are incorporated by reference to the
                  Company's Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004.

            (3.2) Code of Regulations are incorporated by reference to the
                  Company's Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004.

     (10.1) Change in Control Agreement executed by and between the Company and Paul S. Siebenmorgen on February 18, 2005(incorporated by reference to the Current Report on Form 8-K filed with the Commission on February 22, 2005).

     (10.2) Change in Control Agreement executed by and between the Company and Barbara J. Britenriker on February 18, 2005 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on February 22, 2005).

     (10.3) Change in Control Agreement executed by and between the Company and Edward A. Leininger on February 18, 2005 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on February 22, 2005).

     (10.4) Change in Control Agreement executed by and between the Company and Rex D. Rice on February 18, 2005 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on February 22,
            2005).

     (10.5) Employment Agreement by and between the Company and Paul S.
            Siebenmorgen, dated May 7, 2004 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on February 22,
            2005).

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

     (31.2) Certification of the Chief Financial Officer Required under Rule
            13(a)- 14(a)/15d-14(a)

     (32.1) Certification of the Chief Executive Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

     (32.2) Certification of the Chief Financial Officer Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

                        FARMERS & MERCHANTS BANCORP, INC
Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, herunto duly authorized

                         By: /s/ Joe E. Crossgrove      Date: February 17, 2005
                             ---------------------
                             Joe E. Crossgrove
                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joe E. Crossgrove            Date: February 17, 2005      /s/ Barbara J. Britenriker         Date: February 17, 2005
----------------------------                                  -----------------------------
Joe E. Crossgrove, Director                                   Barbara J. Britenriker
Chief Executive Officer                                       Chief Financial Officer
(Principal Executive Officer)                                 (Principal Financial Officer/
                                                               Principal Accounting Officer)

/s/ Eugene D. Bernath            Date: February 17, 2005      /s/ Kent Roth                      Date: February 17, 2005
----------------------------                                  -----------------------------
Eugene D. Bernath                                             Kent Roth, Auditor
Director and Chairman

/s/ Jack C. Johnson              Date: February 17, 2005      /s/ Anthony J. Rupp                Date: February 17, 2005
----------------------------                                  -----------------------------
Jack C. Johnson, Director                                     Anthony J. Rupp, Director

/s/ Dean E. Miller               Date: February 17, 2005      /s/ David P. Rupp Jr.              Date: February 17, 2005
----------------------------                                  -----------------------------
Dean E. Miller, Director                                      David P. Rupp Jr, Director

/s/ Steven A. Everhart           Date: February 17, 2005      /s/ James Saneholtz                Date: February 17, 2005
----------------------------                                  -----------------------------
Steven A. Everhart, Director                                  James Saneholtz, Director

/s/ Kevin J. Sauder              Date: February 17, 2005      /s/ Merle J. Short                 Date: February 17, 2005
----------------------------                                  -----------------------------
Kevin J. Sauder, Director                                     Merle J. Short, Director

                               10-K EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

EX-21          Subsidiaries of Farmers & Merchants Bancorp. Inc.

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
