Form 10-Q
period 2005-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2005-04-28
CIK 792966

                        SECURTIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to such file reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X]
      No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as
      defined in Rule 12b-2 of the Exchange Act.)   Yes [X]     No [ ]

      Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value                                  1,300,000
--------------------------                      --------------------------------
        Class                                   Outstanding as of March 31, 2005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                                  Page
---------------                                                                  ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets-
                  March 31, 2005, December 31, 2004 and March 31, 2004              1

             Condensed Consolidated Statements of Net Income-
                  Three Months Ended March 31, 2005 and March 31, 2004              2

             Condensed Consolidated Statements of Cash Flows-
                  Three Months Ended March 31, 2005 and March 31, 2004              3

             Notes to Condensed Financial Statements                                4

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       4-5

Item 3.      Market Risk                                                          5-6

Item 4.      Controls and Procedures                                                6

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                      6

Item 2.      Changes in Securities and Use of Proceeds                              6

Item 3.      Defaults Upon Senior Securities                                        6

Item 4.      Submission of Matters to an Vote of Security Holders                   7

Item 5.      Other Information                                                      7

Item 6.      Exhibits                                                               7

Signatures                                                                          8

Certifications Under Section 302

Exhibit 32.  Additional Exhibit - Certifications Under Section 906

ITEM  1     FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                           (in thousands of dollars)

                                                      March 31,   December   March 31,
                                                         2005     31, 2004     2004
ASSETS:
Cash and due from banks                               $  14,843   $  15,026  $  13,444
Interest bearing deposits with banks                      2,758       9,230      2,931
Federal funds sold                                            -           -      2,150
Investment Securities:
   U.S. Treasury                                          4,988       4,852        610
   U.S. Government                                      117,559     113,580    123,860
   State & political obligations                         55,842      54,647     51,850
   All others                                             3,695       3,655          -
Loans and leases (Net of reserve for loan losses of
  $6,716, $7,300, and $6,400 respectively)              468,886     472,186    485,014
Bank premises and equipment-net                          15,426      15,520     15,782
Accrued interest and other assets                        15,057      13,817     19,008
                                                      ---------   ---------  ---------
           TOTAL ASSETS                               $ 699,054   $ 702,513  $ 714,649
                                                      =========   =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

   Deposits:

           Noninterest bearing                        $  51,533   $  47,958  $  43,214
           Interest bearing                             519,404     526,247    544,630
   Federal funds purchased and securities
     sold under agreement to repurchase                  22,604      22,852     22,369
   Other borrowed money                                  21,753      21,964     24,120
   Accrued interest and other liabilities                 4,942       4,647      3,587
                                                      ---------   ---------  ---------
        Total Liabilities                               620,236     623,668    637,920

SHAREHOLDERS' EQUITY:

   Common stock, no par value - authorized 1,500,000
           shares; issued  1,300,000 shares              12,677      12,677     12,677
   Undivided profits                                     67,404      65,956     61,617
   Accumulated other comprehensive income                (1,263)        212      2,435
                                                      ---------   ---------  ---------
        Total Shareholders' Equity                       78,818      78,845     76,729
                                                      ---------   ---------  ---------

LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 699,054   $ 702,513  $ 714,649
                                                      =========   =========  =========

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2004 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                           (in thousands of dollars)

                                                                    Three Months Ended
                                                             March 31, 2005  March 31, 2004
INTEREST INCOME:
   Loans and leases                                              $ 7,724        $ 7,735
   Investment Securities:
           U.S. Treasury securities                                   35             26
           Securities of U.S. Government agencies                    932            977
           Obligations of states and political subdivisions          504            511
           Other                                                      40             37
   Federal funds                                                       1             17
   Deposits in banks                                                  49              4
                                                                 -------        -------
             Total Interest Income                                 9,285          9,307
INTEREST EXPENSE:
   Deposits                                                        2,682          2,465
   Borrowed funds                                                    336            303
                                                                 -------        -------
             Total Interest Expense                                3,018          2,768
                                                                 -------        -------
NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                       6,267          6,539
PROVISION FOR LOAN LOSSES                                             96            416
                                                                 -------        -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                       6,171          6,123
OTHER INCOME:
   Service charges                                                   687            525
   Other                                                             592            612
   Net securities gains                                                0            127
                                                                 -------        -------
                                                                   1,279          1,264
OTHER EXPENSES:
   Salaries and wages                                              2,047          1,960
   Pension and other employee benefits                               537            498
   Occupancy expense (net)                                           163            173
   Other operating expenses                                        1,958          1,929
                                                                 -------        -------
                                                                   4,705          4,560
                                                                 -------        -------
INCOME BEFORE FEDERAL INCOME TAX                                   2,745          2,827
FEDERAL INCOME TAXES                                                 712            821
                                                                 -------        -------
NET INCOME                                                       $ 2,033        $ 2,006
                                                                 =======        =======
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                       $(1,475)       $   452
COMPREHENSIVE INCOME (EXPENSE)                                   $   558        $ 2,458
NET INCOME PER SHARE (Based upon weighted average
   number of shares outstanding 1,300,000)                       $  1.56           1.54
DIVIDENDS DECLARED                                               $  0.45        $  0.45

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                           (in thousands of dollars)

                                                                              Three Months Ended
                                                                        March 31, 2005  March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  2,033        $  2,006
   Adjustments to Reconcile Net Income to Net
           Cash Provided by Operating Activities:
                   Depreciation                                                 302             344
                   Premium amortization                                         314             358
                   Discount amortization                                        (25)            (32)
                   Provision for loan losses                                     96             416
                   Provision (Benefit) for deferred income taxes                760            (232)
                   Loss on sale of fixed assets                                   4              35
                   Gain on sale of investment securities                          0            (127)
                   Changes in Operating Assets and Liabilities:
                        Accrued interest receivable and other assets           (699)            487
                        Accrued interest payable and other liabilities         (295)           (501)
                                                                           --------        --------
           Net Cash Provided (Used) by Operating Activities                   2,490           2,754
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                        (212)           (287)
   Proceeds from sale of fixed assets                                             0               0
   Proceeds from maturities of investment securities:                         4,870          11,550
   Proceeds from sale of investment securities:                                   0          11,401
   Purchase of investment securities                                        (12,565)        (28,196)
   Net (increase) decrease in loans and leases                                3,204          (5,091)
                                                                           --------        --------
           Net Cash Provided (Used) by Investing Activities                  (4,703)        (10,623)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                       (3,268)         12,778
   Net change in short-term borrowings                                         (248)         (4,950)
   Increase in long-term borrowings                                               0               0
   Payments on long-term borrowings                                            (211)           (254)
   Payments of dividends                                                       (715)           (715)
                                                                           --------        --------
           Net Cash Provided (Used) by Financing Activities                  (4,442)          6,859
                                                                           --------        --------
Net change in cash and cash equivalents                                      (6,655)         (1,010)
Cash and cash equivalents - Beginning of year                                24,256          19,535
                                                                           --------        --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                $ 17,601        $ 18,525
                                                                           ========        ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                                            $ 14,843        $ 13,444
   Interest bearing deposits                                                  2,758           2,931
   Federal funds sold                                                             0           2,150
                                                                           --------        --------
                                                                           $ 17,601        $ 18,525
                                                                           ========        ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE 1      BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that are expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

            LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

            Liquidity continues to remain strong with the investment portfolio growing by $5.4 million for the quarter. $3.3 million was a shift from loans decreasing during the quarter. Loan growth occurred in the real estate and industrial development bond markets. The increases were outweighed by the decreases in the consumer and commercial portfolios. The bank focused on improving asset quality throughout 2004 and advertising was directed toward the real estate market. In combination, loans showed a decrease of $16.1 million compared to March 2004. Deposits also decreased by almost $3.3 million during the first three months and by $16.9 million during the last twelve months. As the numbers indicate the decreases on each side of the balance sheet were closely matched. Overall, company assets have declined in comparision to three months and one year ago.

            The economy has remained slow in the first part of 2005. Loan demand is projected to increase when the

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

ITEM 2 local economy strenghtens. The agricultural community experienced another good year in 2004 and planting has begun in earnest for 2005. Two strong years in 2003 and 2004 has strengthened the asset quality of the agricultural portfolio. Increased fuel and fertilizer costs will remain a concern for the agricultural community in 2005. Agricultural and agricultural real estate portfolios comprise almost 22.5% of the bank's loan portfolio.

            Commercial activity has been the slowest with competition being extremely high. This places pressure on the interest income yields to keep pace with the increases in the cost of funds. A slight tightening of the margin has occurred during 2004 and first quarter 2005. This is discussed more in Item 3 Market Risk.

            The bank has not been aggressively pricing its deposits. The decrease in deposits has come from run off of the CD portfolio, particularly in public funds. The bank maintains rates to be in the middle of the market rather than the high end. This strategy is used to match what is occurring on the asset side of the balance sheet. The bank could quickly adjust its stategy if and when loan demand increases.

            MATERIAL CHANGES IN RESULTS OF OPERATIONS

            The income statement shows yields on all portfolios have increased compared to 2004. Overall net interest income is lower by $272 thousand for the three months ended March 2005 from 2004 income. Maintaining the margin is an important part of the ongoing profitability of the company. The margin had a 3 basis point decrease when comparing year to date 2005 to 2004.

            Net income for the year is up $27 thousand over 2004. The largest determinant for the improved profitability in 2005 is the lower loan loss provision, $96 thousand compared to $416 thousand, respectively. Past dues continue to be at low levels for the bank and improved asset quality continues to remain a focus. Unrealized gain on securites has experienced an almost $2 million swing to a loss position with the rising rate environment. The bank does not plan on selling any of those investments to realize the loss. Net income per share ends slightly higher for the quarter at $1.56 compared to $1.54 for March ended 2004.

            The company is focusing on growth for 2005. With the improved asset quality, increased support staff and SOX 404 compliance completed, the direction of the company is to expand its operations.

            The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                                        12.33%
Tier I Leverage Ratio                                11.43%
Risk Based Capital Tier 1                            15.93%
Total Risk Based Capital                             17.18%
Stockholders' Equity/Total Assets                    11.27%

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

Interest Rate Shock on Net                                          Interest Rate Shock on
Interest Margin                                                      Net Interest Income
Net Interest                    %Change to    Rate        Rate     Cumulative    %Change to
Margin (Ratio)                  Flat Rate   Direction  Changes by  Total ($000)  Flat Rate
--------------                  ----------  ---------  ----------  ------------  ---------
3.97%                               1.422%    Rising       3.000%       6,543      -0.021%
3.94%                               0.695%    Rising       2.000%       6,526      -0.280%
3.92%                              -0.046%    Rising       1.000%       6,509      -0.552%
3.92%                               0.000%    Flat         0.000%       6,545       0.000%
3.97%                               1.372%    Falling     -1.000%       6,672       1.944%
3.84%                              -2.019%    Falling     -2.000%       6,472      -1.109%
3.63%                              -7.266%    Falling     -3.000%       6,145      -6.110%

            As the table shows, should rates increase as predicted, the bank's exposure to interest rate risk is minimal. To the extent that the bank has the ability not to instantly reprice the liability side of the balance sheet, the risk would decrease even more. With the rate change increases that have occurred during the last quarter, the bank did experience a decrease in net interest income as predicted with the December table and reflected in the positive numbers shown for a 100 basis point falling rate shock. Very little movement of interest bearing asset or liability balances has occurred during the last quarter that would effect the maturity or pricing of those instruments. The falling rate scenario shows the highest risk on a 300 basis point drop. With the Federal Reserve upward movement that has occurred so far this year, this scenario seems most unlikely.

ITEM 4      CONTROLS AND PROCEDURES

            As of March 31 2005, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company's internal controls that occurred for the quarter ended March 31, 2005.

PART II

ITEM 1      LEGAL PROCEEDINGS

            None

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            None

ITEM 5      OTHER INFORMATION

            Richard Lis has joined the company as Chief Lending Officer. He replaces Daniel Schutt who left the company to assume the presidency at another financial institution. Mr. Lis brings many years of banking experience, especially in the credit adminstration area. He was worked at community banks and also larger institutions.

ITEM 6      EXHIBITS

            3.1 Articles of Incorporation of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

            3.2 Code of Regulations of the Registrant (incorpoated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

            10.1 Change in Control Agreement executed by and between the Company and Paul S. Siebenmorgen on February 18, 2005, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Commission on February 22, 2005.

            10.2 Change in Control Agreement executed by and between the Company and Barbara J. Britenriker on February 18, 2005, incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the Commission on February 22, 2005.

            10.3 Change in Control Agreement executed by and between the Company and Edward A. Leininger on February 18, 2005, incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed with the Commission on February 22, 2005.

            10.4 Change in Control Agreement executed by and between the Company and Rex D. Rice on February 18, 2005, incorporated by reference to Exhibit 10.4 of the Company's Form 8-K filed with the Commission on February 22, 2005.

            10.5 Employment Agreement by and between the Company and Paul S. Siebenmorgen, dated May 7, 2004, incorporated by reference to exhibit 10.5 of the Company's Form 8-K filed with the Commission on February 22, 2005.

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

                                          Farmers & Merchants Bancorp, Inc.,

Date: April 27, 2005                      By: /s/ Paul S. Siebenmorgen

                                              Paul S. Siebenmorgen
                                              President and CEO

Date: April 27, 2005                      By: /s/ Barbara J. Britenriker

                                              Barbara J. Britenriker
                                              Exec. Vice-President and CFO

                                  EXHIBIT INDEX

EX.NO              DESCRIPTION
-----   ----------------------------------
31.1    Rule 13-a-14(a) Certification - CEO

31.2    Rule 13-a-14(a) Certification - CFO

32.1    Section 1350 Certification - CEO

32.2    Section 1350 Certification - CFO