Form 10-Q
period 2005-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2005-07-29
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2005
                                       OR
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the transition period from ________ to ________
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
      Yes [X] No[ ]

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value                                  1,300,000
--------------------------                       -------------------------------
         Class                                   Outstanding as of July 27, 2005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                                               Page
PART I.            FINANCIAL INFORMATION

Item   1.          Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets-
                        June 30, 2005, December 31, 2004 and June 30, 2004                      1

                   Condensed Consolidated Statements of Net Income-
                        Three Months and Six Months Ended June 30, 2005 and June 30, 2004       2

                   Condensed Consolidated Statements of Cash Flows-
                        Six Months Ended June 30, 2005 and June 30, 2004                        3

                   Notes to Condensed Financial Statements                                      4

Item   2.          Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                             4-6

Item   3.          Market Risk                                                                6-7

Item   4.          Controls and Procedures                                                      7

PART II.           OTHER INFORMATION

Item   1.          Legal Proceedings                                                            7

Item   2.          Unregistered Sales of Equity Securities and Use of Proceeds                  7

Item   3.          Defaults Upon Senior Securities                                              7

Item   4.          Submission of Matters to a Vote of Security Holders                        8-9

Item   5.          Other Information                                                            9

Item   6.          Exhibits                                                                     9

Signatures                                                                                     10

Certifications Under Section 302

Exhibit 32.        Additional Exhibit - Certifications Under Section 906

ITEM 1      FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                          June 30,     December 31,   June 30,
                                                           2005           2004         2004
ASSETS:
Cash and due from banks                                  $  15,409      $ 15,026     $  15,914
Interest bearing deposits with banks                         4,948         9,230         1,237
Federal funds sold                                               0             0             0
Investment Securities:
   U.S. Treasury                                             4,841         4,852         2,899
   U.S. Government                                         116,243       113,580       121,508
   State & political obligations                            55,318        54,647        52,783
   All others                                                3,739         3,655         3,579
Loans and leases (Net of reserve for loan losses of
  $6,506, $6,814 and $7,800, respectively)                 463,835       472,186       483,172
Bank premises and equipment-net                             15,263        15,520        15,748
Accrued interest and other assets                           14,451        13,817        15,473
                                                         ---------      --------     ---------
           TOTAL ASSETS                                  $ 694,047      $702,513     $ 712,313
                                                         =========      ========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
           Noninterest bearing                           $  49,913      $ 47,958     $  47,256
           Interest bearing                                512,165       526,247       536,771
   Federal funds purchased and securities
     sold under agreement to repurchase                     23,902        22,852        25,698
   Other borrowed money                                     21,539        21,964        23,885
   Accrued interest and other liabilities                    5,255         4,647         3,375
                                                         ---------      --------     ---------
        Total Liabilities                                  612,774       623,668       636,985

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
           shares; issued  1,300,000 shares                 12,677        12,677        12,677
   Undivided profits                                        69,024        65,956        63,073
   Accumulated other comprehensive income (expense)           (428)          212          (422)
                                                         ---------      --------     ---------
        Total Shareholders' Equity                          81,273        78,845        75,328

LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 694,047      $702,513     $ 712,313
                                                         =========      ========     =========

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2004 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                 Three Months Ended          Six Months Ended
                                                                June 30,     June 30,     June 30,      June 30,
                                                                 2005         2004          2005          2004
INTEREST INCOME:
   Loans and leases                                             $ 7,615      $ 7,757      $ 15,339      $ 15,492
   Investment Securities:
           U.S. Treasury securities                                  32            4            67            31
           Securities of U.S. Government agencies                   965        1,043         1,897         2,020
           Obligations of states and political subdivisions         508          504         1,012         1,014
           Other                                                     44           35            85            72
   Federal funds                                                      -           15             1            32
   Deposits in banks                                                 42            7            91            10
                                                                -------      -------      --------      --------
             Total Interest Income                                9,206        9,365        18,492        18,671
INTEREST EXPENSE:
   Deposits                                                       2,796        2,454         5,478         4,919
   Borrowed funds                                                   363          304           699           607
             Total Interest Expense                               3,159        2,758         6,177         5,526
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                    6,047        6,607        12,315        13,145
PROVISION FOR LOAN LOSSES                                          (205)         375          (109)          791
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                    6,252        6,232        12,424        12,354
OTHER INCOME:
   Service charges                                                  978          539         1,665         1,064
   Other                                                            689          688         1,281         1,300
   Net securities gains                                               -            1             0           127
                                                                -------      -------      --------      --------
                                                                  1,667        1,228         2,946         2,491
OTHER EXPENSES:
   Salaries and wages                                             2,147        1,836         4,194         3,796
   Pension and other employee benefits                              564          549         1,100         1,047
   Occupancy expense (net)                                          166          185           329           358
   Other operating expenses                                       2,033        1,969         3,992         3,898
                                                                -------      -------      --------      --------
                                                                  4,910        4,539         9,615         9,099
                                                                -------      -------      --------      --------
INCOME BEFORE FEDERAL INCOME TAX                                  3,009        2,921         5,755         5,746
FEDERAL INCOME TAXES                                                803          879         1,515         1,700
                                                                -------      -------      --------      --------
NET INCOME                                                        2,206        2,042         4,240         4,046
                                                                =======      =======      ========      ========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                          835       (2,857)         (640)       (2,405)
COMPREHENSIVE INCOME (EXPENSE)                                  $ 3,041      $  (815)     $  3,600      $  1,641
NET INCOME PER SHARE (Based upon weighted average number
     of shares outstanding of 1,300,000)                        $  1.70      $  1.57      $   3.26      $   3.11
DIVIDENDS DECLARED                                              $  0.45      $  0.45      $   0.90      $   0.90

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                              Six Months Ended
                                                                        June 30, 2005  June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  4,240      $  4,046
   Adjustments to Reconcile Net Income to Net Cash Provided by
           Operating Activities:
                   Depreciation and amortization                                604           688
                   Premium amortization                                         616           725
                   Discount amortization                                        (54)          (61)
                   Provision for loan losses                                   (109)          791
                   Provision (Benefit) for deferred income taxes                330         1,239
                   Loss on sale of fixed assets                                  33            73
                   Gain on sale of investment securities                          -          (127)
                   Changes in Operating Assets and Liabilities:
                        Accrued interest receivable and other assets           (634)        2,551
                        Accrued interest payable and other liabilities          736        (2,598)
                                                                           --------      --------
           Net Cash Provided by Operating Activities                          5,762         7,327
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                        (380)         (635)
   Proceeds from sale of fixed assets                                             -             -
   Proceeds from maturities of investment securities:                        15,114        28,798
   Proceeds from sale of investment securities:                                   -        10,500
   Purchase of investment securities                                        (20,053)      (50,301)
   Net (increase) decrease in loans and leases                                8,460        (3,624)
                                                                           --------      --------
           Net Cash Provided (Used) by Investing Activities                   3,141       (15,262)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                      (12,127)        8,961
   Net change in short-term borrowings                                        1,050        (1,621)
   Increase in long-term borrowings                                               -             -
   Payments on long-term borrowings                                            (425)         (489)
   Payments of dividends                                                     (1,300)       (1,300)
                                                                           --------      --------
           Net Cash Provided (Used) by Financing Activities                 (12,802)        5,551
                                                                           --------      --------
Net change in cash and cash equivalents                                      (3,899)       (2,384)
Cash and cash equivalents - Beginning of year                                24,256        19,535
                                                                           --------      --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                $ 20,357      $ 17,151
                                                                           ========      ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                                            $ 15,409      $ 15,914
   Interest bearing deposits                                                  4,948         1,237
                                                                           --------      --------

                                                                           $ 20,357      $ 17,151
                                                                           ========      ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

            NOTE  1 BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that are expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

            CRITICAL ACCOUNTING POLICY AND ESTIMATES

            The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Company follows general practices within the industries in which it operates. At times the application of these principles requires Management to make assumptions estimates and judgments that affect the amounts reported in the financial statements. These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event.

            Base on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALL) and the valuation

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

            of its Mortgage Servicing Rights as the accounting areas that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

            The ALL represents management's estimate of credit losses inherent in the Bank's loan portfolio at the report date. The estimate is composite of a variety of factors including past experience, collateral value and the general economy. ALL includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.

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

            LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

            Liquidity continues to remain strong as the investment portfolio grew $3.4 million for the first half of the year. This increase was due to a decrease in loans and cash during the period. The portfolio held steady compared to a year ago when considering the change caused by the unrealized gain/loss market value adjustment. Loan demand remains sluggish and competition intense. The Company has also initiated tighter credit standards to improve asset quality. Year to date, a decrease of over $8.7 million in loan balances has occurred and a $20.6 million decrease over the last twelve month period. Growth occurred within the real estate portfolios, $6.2 million, while the commercial and consumer portfolios had large decreases of $21.5 and $6.5 million, respectively over the last twelve months. Overall, company asset growth continued its downward trend of the last few years, down approximately $8.5 million for the six months and down approximately $18.3 from a year ago, June 2004.

            Loan quality continues to strengthen - evidenced by the position of the provision and the past due ratios of the bank. The agricultural community has received some much needed rain but it remains too soon to judge the impact or estimate yields on the crops. Next quarter will have better indicators of the financial strength of this year's performance. The local economies of our communities appear to be improving though the Company has yet to see the change in loan demand. Future loan growth will need to come from both existing and new markets. The development of new markets becomes a priority though it requires a longer time table to establish.

            The deposit size of the Company has decreased $12.1 and $21.9 million for the last six and twelve months respectively. Non-interest bearing deposits have actually increased slightly while higher priced interest bearing deposits have decreased. The bank has offered various free checking programs which do not pay interest. As new money flows in, accompanied with the movement of existing customers, the noninterest bearing balances have grown. The Company has seen increased competition for public fund dollars and has had to adjust interest rates on specific products to offset or match offers from competitors. The Company has also had to add products and increase fees to lessen the negative impact of increased cost of funds on profitability. Overdraft Privilege was introduced in February and has been a very successful program for the Company in terms of both profitability and customer satisfaction.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

            MATERIAL CHANGES IN RESULTS OF OPERATIONS

            The income statement shows the effects of the tightening of our interest margin and decrease in asset size. Net interest income is lower by $830,000 for the six months ended June 2005 compared to June 2004. The tightening of the margin has been caused by the liability side (deposits) of the balance sheet repricing higher than the asset side (loans). This has been the predicted outcome of the Federal Reserve raising of rates for the Company as the interest rate risk testing has shown over the last year.

            As discussed earlier, the two main determinants for the improved profitability in 2005 is the lower loan loss provision and the increase in service charge fees. Improved loan quality has actually made it necessary for a reversal of previous loan loss provision. This was also facilitated by the decrease in the size of the loan portfolio. In comparing the six months provisions for 2005 and 2004, a $900,000 decrease in expense has occurred.

            Service Charge revenue has increased $601,000 compared at six months ending June 05 versus June 04; the largest increase occurring in the last three months after Overdraft Privilege was introduced. With the improvement in these two areas, net income for the six months ending June 2005 was $4.24 million compared. to $4.05 million in June 2004.

            For the quarter ended June 30, 2005, unrealized gains on securities shows a positive gain of $835 thousand for the period. The yield curve on June 30, 2005 versus March 31, 2005 had lower rates in terms from a year or higher and specifically in the duration period of two years and longer. The Company's portfolio holdings in agencies and tax exempt municipals experienced an unrealized gain for the quarter as compared to March 31, 2005.

            The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                                              12.63%
Tier I Leverage Ratio                                      11.73%
Risk Based Capital Tier 1                                  16.35%
Total Risk Based Capital                                   17.60%
Stockholders' Equity/Total Assets                          11.71%

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

Interest Rate Shock on Net Interest Margin            Interest Rate Shock on Net
                                                      Interest Income

Net Interest         % Change to         Rate             Rate         Cumulative        % Change to
Margin (Ratio)       Flat Rate         Direction       Changes by     Total ($000)        Flat Rate
--------------       -----------       ---------       ----------     ------------       -----------
   4.03%             -1.228%             Rising           3.000%        13,281               -2.670%
   4.04%             -0.898%             Rising           2.000%        13,391               -1.863%
   4.06%             -0.581%             Rising           1.000%        13,499               -1.071%
   4.08%              0.000%             Flat             0.000%        13,645                0.000%
   4.16%              1.862%             Falling         -1.000%        13,975                2.419%
   4.05%             -0.773%             Falling         -2.000%        13,659                0.105%
   3.85%             -5.625%             Falling         -3.000%        13,025               -4.420%

            As the table shows, should rates increase as predicted, the bank's exposure to interest rate risk is minimal. To the extent that the bank has the ability not to instantly reprice the liability side of the balance sheet, the risk would decrease even more. The falling rate scenario shows the highest risk on a 300 basis point drop. With the Federal Reserve upward movement that occurred in June, this scenario seems most unlikely.

            As the balance sheet mix changes, the predicted net interest margin improves as compared to March 2005's interest rate shock table. The net interest margin represents the forecasted twelve month margin. The predictions to the effect of an interest rate increase in the short term have occurred. The current margin has tightened with the 25 basis point increases as the March 2005 table had shown. The Company is still determined to improve the profitability through growth. Changing the mix and yields by planned growth is the strategy the Company will continue to follow.

ITEM 4      CONTROLS AND PROCEDURES

            As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company's internal controls that occurred for the quarter ended June 30, 2005.

PART II

ITEM  1     LEGAL PROCEEDINGS

            None

ITEM  2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None

ITEM  3     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM  4     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            The Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc. was held on April 23, 2005. The following directors were elected to a new term of office:

Dexter L. Benecke                    Anthony J. Rupp
Jerry L Boyers                       David P. Rupp Jr.
Joe E. Crossgrove                    James C. Saneholtz
Steven A. Everhart                   Kevin J. Sauder
Robert G. Frey                       Merle J. Short
Jack C. Johnson                      Paul S. Siebenmorgen
Dean E. Miller                       Steven J. Wyse

            Matters scheduled for consideration at this meeting were:

            1.    Increase the number of Authorized Common Shares

            2.    Eliminate Preemptive Rights

            3.    Revise the Supermajority Vote Provisions

            4. Allow Future Amendments to the Articles of Incorporation by a Majority Vote

            5.    Technical Revisions to the Articles of Incorporation

            6.    Revise the Number of Directors

            7.    Classify the Board of Directors

            8.    Increase the Vote of Shareholders Required to Remove a
                  Director

            9.    Adopt Advance Notice Procedures

            10.   Opt Out of the Control Share Acquisition Statute

            11. Increase the Percentage Vote to Amend the Code of Regulations and Make Technical Revisions to the Code of Regulations

            12.   To elect fourteen (14) directors of the Corporation

            13.   Adopt a Long Term Incentive Plan; and

            14. To transact such other business as may have properly come before the meeting or any adjournment thereof.

            The results of the voting on the proxy items (excluding item 12) are as follows:

Issue        For          Against      Passed
-----       ------       ---------     ------
   1        705,693      239,202
   2        506,706      438,189
   3        506,365      438,530
   4        497,348      447,547
   5        526,255      418,640
   6        503,742      441,153
   7        558,758      386,137
   8        469,992      474,903
   9        521,846      423,049
  10        486,882      458,013
  11        498,048      446,847
  13        517,368      427,527        X

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS (Continued)

            The results of the voting for the election of directors are as follows:

     Director                 For            Withhold Authority
     --------               --------         ------------------
Dexter L. Benecke           944,895                   0
Jerry L Boyers              925,145              19,750
Joe E. Crossgrove           944,610                 285
Steven A. Everhart          944,895                   0
Robert G. Frey              941,860               3,035
Jack C. Johnson             934,679              10,216
Dean E. Miller              944,895                   0
Anthony J. Rupp             941,485               3,410
David P. Rupp Jr.           942,350               2,545
James C. Saneholtz          937,069               7,826
Kevin J. Sauder             937,759               7,136
Paul S. Siebenmorgen        930,500              14,395
Merle J. Short              937,853               7,042
Steven J. Wyse              937,046               7,849

ITEM 5      OTHER INFORMATION

ITEM 6      EXHIBITS

            3.1 Articles of Incorporation of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

            3.2 Code of Regulations of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

            10.1 Change in Control Agreement executed by and between the Company and James Burkhart on June 27, 2005, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Commission on July 20, 2005.

            31.1  Rule 13-a-14(a) Certification-CEO

            31.1  Rule 13-a-14(a) Certification-CFO

            31.1  Rule 13-a-14(a) Certification-CEO

            31.1  Rule 13-a-14(a) Certification-CFO    '

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Farmers & Merchants Bancorp, Inc.,

Date: July 28, 2005                        By: /s/ Paul S. Siebenmorgen
                                               Paul S. Siebenmorgen
                                               President and CEO

Date: July 28, 2005                        By: /s/ Barbara J. Britenriker
                                               Barbara J. Britenriker
                                               Exec. Vice-President and CFO

                                 EXHIBIT INDEX

No.                    DESCRIPTION
---                    -----------
31.1        Rule 13-a-14(a) Certification-CEO

31.2        Rule 13-a-14(a) Certification-CFO

32.1        Section 1350 Certification-CEO

32.2        Section 1350 Certification-CFO