Form 10-Q
period 2005-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2005-10-27
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2005

                                       OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the transition period from ________ to ________

                         Commission File Number 0-14492

                       FARMERS & MERCHANTS BANCORP, INC.
             -----------------------------------------------------
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

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

      Common Stock, No Par Value                      1,299,000
      --------------------------          ----------------------------------
                Class                     Outstanding as of October 26, 2005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                       FARMERS & MERCHANTS BANCORP, INC.
                                     INDEX

Form 10-Q Items                                                                                       Page
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets-
                              September 30, 2005, December 31, 2004 and September 30, 2004                1

                  Condensed Consolidated Statements of Net Income-
                              Three Months and Nine Months Ended Sept. 30, 2005 and Sept. 30, 2004        2

                  Condensed Consolidated Statements of Cash Flows-
                              Nine Months Ended September 30, 2005 and September 30, 2004                 3

                  Notes to Condensed Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations 4-6

Item 3.           Market Risk                                                                             7

Item 4.           Controls and Procedures                                                                 8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       8

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                             8

Item 3.           Defaults Upon Senior Securities                                                         8

Item 4.           Submission of Matters to a Vote of Security Holders                                     8

Item 5.           Other Information                                                                       8

Item 6.           Exhibits                                                                                8

Signatures                                                                                                9

Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan                                    10

Form of Restricted Stock Agreement                                                                       25

Rule 13a-14 Certifications                                                                               28

Section 1350 Certifications                                                                              30

ITEM     1      FINANCIAL STATEMENTS

                       FARMERS & MERCHANTS BANCORP, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                           (in thousands of dollars)

                                                          Sept 30, 2005  Dec 31, 2004    Sept 30, 2004
ASSETS:
Cash and due from banks                                    $  15,181       $  15,026       $  15,397
Interest bearing deposits with banks                           9,197           9,230           1,740
Federal funds sold                                                 0               0               0
Investment Securities:
   U.S. Treasury                                               4,844           4,852           2,913
   U.S. Government                                           125,777         113,580         106,631
   State & political obligations                              53,449          54,647          56,350
   All others                                                  3,784           3,655           3,617
Loans and leases (Net of reserve for loan losses of
  $6,181, $6,814 and $7,673, respectively)                   460,269         472,186         488,784
Bank premises and equipment-net                               15,044          15,520          15,520
Accrued interest and other assets                             15,246          13,817          14,539
                                                           ---------       ---------       ---------
         TOTAL ASSETS                                      $ 702,791       $ 702,513       $ 705,491
                                                           =========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
         Noninterest bearing                               $  50,068       $  47,958       $  47,953
         Interest bearing                                    513,918         526,247         530,708
   Federal funds purchased and securities
      sold under agreement to repurchase                      24,809          22,852          21,664
   Other borrowed money                                       25,923          21,964          23,248
   Accrued interest and other liabilities                      5,721           4,647           3,637
                                                           ---------       ---------       ---------
        Total Liabilities                                    620,439         623,668         627,210

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
      shares; issued 1,300,000 shares                         12,677          12,677          12,677
   Treasury Stock - Unearned stock awards 1,000 shares          (115)              0               0
   Undivided profits                                          70,667          65,956          64,629
   Accumulated other comprehensive income (expense)             (877)            212             975
                                                           ---------       ---------       ---------
        Total Shareholders' Equity                            82,352          78,845          78,281

LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 702,791       $ 702,513       $ 705,491
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

                       FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                            (in thousands of dollars)

                                                                     Three Months Ended                 Nine Months Ended
                                                              Sept 30, 2005     Sept 30, 2004     Sept 30, 2005      Sept 30, 2004
INTEREST INCOME:
   Loans and leases                                             $     7,794       $     7,727       $    23,133       $    23,219
   Investment Securities:
          U.S. Treasury securities                                       34                19               100                50
          Securities of U.S. Government agencies                        960               938             2,857             2,958
          Obligations of states and political subdivisions              508               501             1,521             1,515
          Other                                                          46                38               130               110
   Federal funds                                                          -                 2                 1                34
   Deposits in banks                                                     42                24               132                34
                                                                -----------       -----------       -----------       -----------
          Total Interest Income                                       9,384             9,249            27,874            27,920
INTEREST EXPENSE:
   Deposits                                                           3,058             2,450             8,537             7,369
   Borrowed funds                                                       384               309             1,083               915
          Total Interest Expense                                      3,442             2,759             9,620             8,284
NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                        5,942             6,490            18,254            19,636
PROVISION FOR LOAN LOSSES                                              (352)              150              (461)              941
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                        6,294             6,340            18,715            18,695
OTHER INCOME:
   Service charges                                                    1,041               550             2,706             1,615
   Other                                                                624               824             1,904             2,124
   Net securities gains                                                   5                 -                 5               127
                                                                -----------       -----------       -----------       -----------
                                                                      1,670             1,374             4,615             3,866
OTHER EXPENSES:
   Salaries and wages                                                 2,197             2,099             6,391             5,896
   Pension and other employee benefits                                  585               555             1,685             1,602
   Occupancy expense (net)                                              157               246               486               604
   Other operating expenses                                           1,976             1,744             5,968             5,642
                                                                -----------       -----------       -----------       -----------
                                                                      4,915             4,644            14,530            13,744
                                                                -----------       -----------       -----------       -----------
INCOME BEFORE FEDERAL INCOME TAX                                      3,049             3,070             8,800             8,817
FEDERAL INCOME TAXES                                                    821               929             2,336             2,629
                                                                -----------       -----------       -----------       -----------
NET INCOME                                                            2,228             2,141             6,464             6,188
                                                                ===========       ===========       ===========       ===========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                             (449)            1,397            (1,090)           (1,008)
COMPREHENSIVE INCOME (EXPENSE)                                  $     1,779       $     3,538       $     5,374       $     5,180

NET INCOME PER SHARE                                            $      1.71       $      1.65       $      4.97       $      4.76
  Based upon average weighted shares outstanding of:              1,299,739         1,300,000         1,299,912         1,300,000

DIVIDENDS DECLARED                                              $      0.45       $      0.45       $      1.35       $      1.35

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

                       FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                                                                                          Nine Months Ended
                                                                                                   Sept 30, 2005   Sept 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                        $  6,464       $  6,188
   Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
               Depreciation and amortization                                                              910          1,032
               Premium amortization                                                                       890          1,041
               Discount amortization                                                                      (99)           (92)
               Provision for loan losses                                                                 (461)           941
               Provision (Benefit) for deferred income taxes                                              561            730
               Loss on sale of fixed assets                                                                38             79
               Gain on sale of investment securities                                                       (5)          (127)
               Changes in Operating Assets and Liabilities:
                     Accrued interest receivable and other assets                                      (1,412)         2,142
                     Accrued interest payable and other liabilities                                     1,079         (1,202)
                                                                                                     --------       --------
        Net Cash Provided by Operating Activities                                                       7,965         10,732

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                                  (472)          (757)
   Proceeds from sale of fixed assets                                                                       -              -
   Proceeds from maturities of investment securities:                                                  25,118         54,105
   Proceeds from sale of investment securities:                                                             -         10,500
   Purchase of investment securities                                                                  (38,679)       (62,521)
   Net (increase) decrease in loans and leases                                                         12,378         (9,386)
                                                                                                     --------       --------
        Net Cash Provided (Used) by Investing Activities                                               (1,655)        (8,059)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                                (10,219)         3,595
   Net change in short-term borrowings                                                                  1,957         (5,655)
   Increase in long-term borrowings                                                                     5,000              -
   Payments on long-term borrowings                                                                    (1,041)        (1,126)
   Payments of dividends                                                                               (1,885)        (1,885)
                                                                                                     --------       --------
        Net Cash Provided (Used) by Financing Activities                                               (6,188)        (5,071)
                                                                                                     --------       --------
Net change in cash and cash equivalents                                                                   122         (2,398)
Cash and cash equivalents - Beginning of year                                                          24,256         19,535
                                                                                                     --------       --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                                                          $ 24,378       $ 17,137
                                                                                                     ========       ========

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                                                       $ 15,181       $ 15,397
  Interest bearing deposits                                                                             9,197          1,740
                                                                                                     --------       --------

                                                                                                     $ 24,378       $ 17,137
                                                                                                     ========       ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

         NOTE 1 BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that are expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

         LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL
         CONDITION

         Liquidity continues to remain strong as the investment portfolio grew $7.7 million for the quarter and over $11 million year to date. A portion of the increase was due to a decrease in loans of approximately $3.5 million for the quarter and $12.7 million year to date. Deposits increased slightly for the quarter providing additional funds of just under $1 million. However, year to date, deposits are down approximately $10 million. Overall, bank assets are down $2.7 million from September 2004 but up slightly, $250 thousand, compared to year end December 2004.

         Quality loan growth has been elusive during the last two years while the bank focused on improving asset quality. Loan quality has continued to remain strong, evidenced by the decreased need for additional loan provision due to improved past due ratios and decreased non-performing loans. Crop yields are coming in higher than expected though down from last year. Agricultural and agricultural real estate loans increased over $3.5 million compared to September 2004. Industrial Development Bonds showed the only other increase in the loan portfolio compared to September 2004, up about $2.5 million. The consumer portfolio showed the largest decreases in consumer and consumer real estate loans. Home Equity loans were higher in available lines, but minimal actual borrowings. The development of new markets remains a focus for loan growth along with improvement within our newer branches.

         Until loan growth occurs, the need for aggressive deposit generation has not existed. Total deposits are down $14.675 million from a year ago mirroring loan decreases. Year to date, deposits are down $10.2 million while up $1 million for the quarter. Promotional certificate of deposits have been offered consistently through the year not to attract new money but to retain exisiting customer relationships. While promotional CD's are more expensive, the promotions helped to keep the standard renewing CD terms stable. This strategy was used to lessen the increased cost of funds being driven by the Federal Reserve Federal Funds rate increases. The flattening of the yield curve has also made deposit pricing difficult.

         The tightening of the net interest rate margin and shrinking balance sheet totals has forced the Company to look elsewhere for improved profitability. The bank introduced Overdraft Privilege in February and the increased fees and customer usage has provided a stable source of revenue. The other source of improved profitability is from the decrease in the loan loss provision due to the lack of loan growth but more importantly the improved asset quality. The Company continues to look for opportunities to provide services our customers want that aid in the profitability of the Company also.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

         MATERIAL CHANGES IN RESULTS OF OPERATIONS

         The income statement shows the effects of the tightening of our interest margin and decrease in asset size. Net interest income is lower by $1.4 million for the nine months ended Sept 2005 compared to Sept 2004. The tightening of the margin has been caused by the liability side (deposits) of the balance sheet repricing higher than the asset side (loans). This has been the predicted outcome of the Federal Reserve raising of rates for the Company as the interest rate risk testing has shown over the last year.

         As discussed earlier, the two main determinants for the improved profitability in 2005 is the lower loan loss provision and the increase in service charge fees. Improved loan quality has actually made it necessary for a reversal of previous loan loss provision. This was also facilitated by the decrease in the size of the loan portfolio. In comparing the nine months provisions for 2005 and 2004, a $1.4 million swing in expense has occurred, increasing year to date net income by $461,000. For the corresponding quarters ended September 30, a $500 thousand swing has also occurred. While the reversal of previous loan loss provision has improved the profitability of the Company, the Company would rather have loan growth make the reversal unnecessary. To the extent that loan growth is realized or asset quality deteriorates, this revenue may discontinue going forward. Eventually, the impact of future reversals will be minimal to income. The effect of Overdraft Privilege is shown in the increased service charge fee income, especially when comparing quarter ended September 30, 2005 to September 30, 2004, an increase of $491 thousand.

         Expenses show a 5.7% increase over last year as of September and a 6.5% increase in comparing the quarters ended September 30. The largest increases are in personnel expenses. Two factors driving the higher cost are increased staffing in support departments and increased cost of providing medical benefits. The increased staffing was needed to strengthened internal control procedures and to fulfill increased regulatory reporting requirements. Medical benefit expenses increased by 17% upon renewal of contracts. Accounting and auditing expense also increased for the year due to cost of complying with new regulations.

         The Company continues to show improved profitablity for the year. Net income for nine months ended September was $6.464 million for 2005 compared to $6.188 million for 2004, an increase of almost 4.5%. Improvement for the quarter was $87,000 compared to same quarter last year. Similarly, earnings per share were up for the both periods presented.

         A change in the earnings per share presentation was necessary since the Company purchased 1,000 shares of Treasury Stock. This stock was purchased to facilitate the awarding of stock to management of its subsidiary bank. The 1,000 shares were awarded to 38 employees under the provisions of the long term stock incentive plan approved by shareholders at the annual meeting in April of 2005. The awards carry a three year cliff vesting stipulation. Accordingly, the $115,000 cost will be amortized over the three year period for financial reporting. The employees will also receive dividend equivalent compensation over that time period on their portion of the stock award.

         The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                                  12.82%
Tier I Leverage Ratio                          11.92%
Risk Based Capital Tier 1                      16.55%
Total Risk Based Capital                       17.80%
Stockholders' Equity/Total Assets              11.72%

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

Interest Rate Shock on Net Interest Margin            Interest Rate Shock on Net Interest Income

Net Interest        % Change to    Rate          Rate       Cumulative    % Change to
Margin (Ratio)       Flat Rate   Direction    Changes by   Total ($000)    Flat Rate
--------------      -----------  ---------    ----------   ------------   -----------
    3.93%             -2.082%     Rising        3.000%        19,975        -4.599%
    3.94%             -1.834%     Rising        2.000%        20,239        -3.342%
    3.95%             -1.601%     Rising        1.000%        20,500        -2.096%
    4.01%              0.000%     Flat          0.000%        20,938         0.000%
    3.97%             -0.947%     Falling      -1.000%        20,811        -0.611%
    3.89%             -2.979%     Falling      -2.000%        20,358        -2.774%
    3.75%             -6.477%     Falling      -3.000%        19,648        -6.162%

         The bank finds itself in a bit of a quagmire. As the table shows, the bank doesn't want rates to rise or fall nor is the bank content with a flattened yield curve. Managing interest rate risk is challenging within this current environment. The worse case scenario is the 300 basis points drop which is also the most unlikely to happen. Even so, the exposure is well within the guidelines set by the risk committee. With the well capitalized position of the Company along with the low amount of risk indicated by the shock table, the Company can take some additional risk with minimal consequences. The bank intends to do some slight leveraging of the balance sheet by borrowing funds and investing in specific securities. A set margin has been established to be earned. The first $5 million was borrowed this quarter with additional borrowings to come in the last quarter.

         As the balance sheet mix changes, the predicted net interest margin improves as compared to December 2004's interest rate shock table. The flat rate predicted in December was 3.87% while the above table shows 4.01%. The net interest margin represents the forecasted twelve month margin. The predictions to the effect of an interest rate increase in the short term have occurred. The current margin has tightened throughout 2005 as the rates have increased and the December 2004 table had shown. The Company is still determined to improve the profitability through growth. Changing the mix and yields by planned growth is the strategy the Company will continue to follow.

ITEM 4   CONTROLS AND PROCEDURES

         As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls that occurred for the quarter ended September 30, 2005.

PART II

ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                        (c) Total Number of Shares        (d) Maximum Number of Shares
            (a) Total Number      (b) Average Price     Purchased as Part of Publicly    that may yet be purchased under
Period     of Shares Purchased      Paid per Share        Announced Plan or Programs            the Plans or Programs
---------  -------------------    -----------------     -----------------------------    --------------------------------
8/1/05
  to
8/31/05          1,000                  $115                       N/A                                 N/A

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

ITEM 5   OTHER INFORMATION

         On September 6, 2005, the Company entered into Restricted Stock Agreements with certain executive officers pursuant to the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan (the "Plan"), a copy of which is attached hereto as Exhibit 10.1. The Restricted Stock Agreements, a form of which is attached hereto as
         Exhibit 10.2, respectively provided for an award of 100 common shares to Paul S. Siebenmorgen and 40 common shares each to Rex D. Rice, Barbara J. Britenriker, Edward A. Leininger, Richard J. Lis, and
         James C. Burkhart. Pursuant to the terms of each agreement, all awards vest in 2008.
ITEM 6   EXHIBITS

 3.1     Articles of Incorporation of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

 3.2     Code of Regulations of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

10.1     Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan (the "2005 Incentive Plan")

10.2     Form of Restricted Stock Agreement entered into by the Company pursuant to the 2005 Incentive Plan on 9/6/2005 with each of the following executive officers and for the respective number of shares indicated: Paul S. Siebenmorgen (100 shares);
         Rex D. Rice (40 shares); Barbara J. Britenriker (40 shares); Edward A. Leininger (40 shares); Richard J. Lis (40 shares);
         and James C. Burkhart (40 shares)

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

                                          Farmers & Merchants Bancorp, Inc.,

Date: October 26, 2005                    By:   /s/ Paul S. Siebenmorgen
                                                ------------------------
                                                Paul S. Siebenmorgen
                                                President and CEO

Date: October 26, 2005                    By:   /s/ Barbara J. Britenriker
                                                ----------------------------
                                                Barbara J. Britenriker
                                                Exec. Vice-President and CFO

                                 Exhibit Index

Ex. No.  Description
-------  -----------------------------------------------------------------------
 3.1     Articles of Incorporation of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

 3.2 Code of Regulations of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on
         May 10, 2004)


10.1     Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan (the "2005 Incentive Plan")

10.2     Form of Restricted Stock Agreement entered into by the Company pursuant to the 2005 Incentive Plan on 9/6/2005 with each of the following executive officers and for the respective number of shares indicated: Paul S. Siebenmorgen (100 shares);
         Rex D. Rice (40 shares); Barbara J. Britenriker (40 shares); Edward A. Leininger (40 shares); Richard J. Lis (40 shares);
         and James C. Burkhart (40 shares)

31.1     Rule 13-a-14(a) Certification - CEO

31.2     Rule 13-a-14(a) Certification - CFO

32.1     Section 1350 Certification - CEO

32.2     Section 1350 Certification - CFO