Form 10-K
period 2005-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2006-02-23
CIK 792966

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2005

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For the transition period from ________ to

                         Commission File Number 0-14492
                         ------------------------------

                        FARMERS & MERCHANTS BANCORP, INC.
                        ---------------------------------

             OHIO                                         34-1469491
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

307-11 North Defiance Street
       Archbold, Ohio                                              43502
----------------------------------------                    --------------------
(Address of principal Executive offices)                         (Zip Code)


        Registrant's telephone number, including area code (419)446-2501
        ----------------------------------------------------------------


          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
   Title of each class                                     which registered
          None                                                   None
------------------------                               -------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                         Common shares without par value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Ace.
(Check one):

  Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $134,616,460.00.

As of February 27, 2006, the Registrant had 1,299,980 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS

Form 10-K Items                PAGE
------------------------------------------------------------------------------------------------------------------
Item 1.               Business                                                                               3 - 8

Item 1A               Risk Factors                                                                           7 - 8

Item 2.               Properties                                                                                 9

Item 3.               Legal Proceedings                                                                          9

Item 4.               Submission of Matters to a Vote of Security Holders                                        9

Item 5.               Market for Registrant's Common Equity and Related Stockholder Matters                      9

Item 6.               Selected Financial Data                                                                   10

Item 7.               Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                             12

Item 7a.              Quantitative and Qualitative Disclosures About Market Risk                                25

Item 8.               Financial Statements and Supplementary Data                                               26

Item 9.               Disagreements on Accounting and Financial Disclosure                                      52

Item 9a.              Controls and Procedures                                                                   52

Item 10.              Directors and Executive Officers of the Registrant                                        56

Item 11.              Management Remuneration and Transactions                                                  57

Item 12.              Security Ownership of Certain Beneficial Owners and Management                            58

Item 13.              Certain Relationships and Related Transactions                                            58

Item 14.              Principal Accountant Fees and Services                                                    58

Item 15.              Exhibits, Financial Schedules and Reports on Form 8-K                                     58

Signatures and Certifications                                                                                   60

Total Pages:                                                                                                    66

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

NATURE OF ACTIVITIES

The Farmers & Merchants State Bank engages in general commercial banking and savings business. Our activities include commercial and residential mortgage, consumer, and credit card lending activities. Because our Bank's branches are located in Northwest Ohio, a substantial amount of our loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. We have previously engaged in direct finance leasing and have invested in leveraged type leases, although the activity in this area has since ceased.

We also provide checking account services, as well as, savings and other time deposit services such as certificates of deposits. In addition, ATM's (automated teller machines) are also provided in our offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, and Defiance. Two ATM's are also located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations are at Northwest State Community College, Archbold; Williams County Hospital, Bryan; Fairlawn Haven Wyse Commons, Archbold; Repp Oil, Fayette; Delta Eagles, Bryan Eagles; and Sauder Village Barn Restaurant, Archbold.

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

At December 31, 2005, we had 265 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the banks or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2005, the Company's banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

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

ITEM 1A. RISK FACTORS

SIGNIFICANT COMPETITION FROM AN ARRAY OF FINANCIAL SERVICE PROVIDERS

      Our ability to achieve strong financial performance and a satisfactory return on investment to shareholders will depend in part on our ability to expand our available financial services. In addition to the challenge of attracting and retaining customers for traditional banking services, our competitors now include securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies who seek to offer one-stop financial services to their customers that may include services that banks have not been able or allowed to offer to their customers in the past. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial services providers. If we fail to adequately address each of the competitive pressures in the banking industry, our financial condition and results of operations could be adversely affected.

CREDIT RISK

      The risk of nonpayment of loans is inherent in commercial banking. Such nonpayment could have an adverse effect on the Company's earnings and our overall financial condition as well as the value of our common stock. Management attempts to reduce the Bank's credit exposure by carefully monitoring the concentration of its loans within specific industries and through loan application and approval procedures. However, there can be no assurance that such monitoring and procedures will reduce such lending risks. Credit losses can cause insolvency and failure of a financial institution and, in such event, its shareholders could lose their entire investment. For a more information on the exposure of the Company and the Bank to credit risk, see the section under Part II, Item 7 of this Form 10-K captioned "Loan Portfolio."

SUSCEPTIBILITY TO CHANGES IN REGULATION

      Any changes to state and federal banking laws and regulations may negatively impact our ability to expand services and to increase the value of our business. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. In addition, the Company's earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. The Gramm-Leach-Bliley Act regarding financial modernization that became effective in November, 1999 removed many of the barriers to the integration of the banking, securities and insurance industries and is likely to increase the competitive pressures upon the Bank. We cannot predict what effect such Act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance. For a more information on this subject, see the section under Part I, Item 1 of this Form 10-K captioned "Supervision and Regulation."

INTEREST RATE RISK

      Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our "net interest spread," which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as "interest rate risk." Over the last few years, the Bank, along with most other financial institutions, has experienced a "margin squeeze" as lower interest rates have made it difficult to maintain a more favorable net interest spread.

      The Bank manages interest rate risk within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. In the event that our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected. For more information regarding the Company's exposure to interest rate risk, see Part II, Item 7A of this Form 10-K.

ATTRACTION AND RETENTION OF KEY PERSONNEL

      Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be materially adversely affected.

DIVIDEND PAYOUT RESTRICTIONS

      We currently pay a quarterly dividend on our common shares. However, there is no assurance that we will be able to pay dividends in the future. Dividends are subject to determination and declaration by our board of directors, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our board and to applicable state and federal regulatory limitations. The Company's ability to pay dividends on its common stock depends on its receipt of dividends from the Bank. The Bank is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company.

ANTI-TAKEOVER PROVISIONS

      Provisions of our Articles of Incorporation and Ohio law could have the effect of discouraging takeover attempts which certain stockholders might deem to be in their interest. These anti-takeover provisions may make us a less attractive target for a takeover bid or merger, potentially depriving shareholders of an opportunity to sell their shares of common stock at a premium over prevailing market prices as a result of a takeover bid or merger.

OPERATIONAL RISKS

      We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

LIMITED TRADING MARKET

      Our common stock is not listed on any exchange or The Nasdaq Stock Market. While our stock is currently quoted on the Pink Sheets, it trades infrequently.

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

The Bank completed construction in February 2003 of an operations center at 622 Clydes Way in Archbold, Ohio to accommodate our growth.

The Bank owns all of its branch locations. Current locations of retail banking services are:

   Branch                                      Location
----------------                         ------------------------------
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

Our common stock is traded in the principal market area of Fulton, Williams, and Henry Counties, Ohio. We had one market maker that set a price for our stock; however, private sales continue to occur. The high and low sale price was from sales of which we have been made aware by our Market Maker. The high and low sale prices known to our management are as follows:

                       1st Quarter   2nd Quarter  3rd Quarter 4th Quarter
                       -----------   -----------  ----------  -----------
2005      High         $    115.00   $    115.00  $   115.00  $    100.00
          Low          $    110.00   $    110.00  $   101.25  $     81.25

2004      High         $    115.00   $    115.00  $   123.00  $    115.00
          Low          $    100.00   $    100.00  $   100.00  $    100.00

The Bank acted as transfer agent for the Company's common stock until December 17, 2004. After December 17, 2004 the Company utilizes Register and Transfer as its transfer agent. .

As of February 17, 2006, there were 2050 record holders of our common stock.

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2005 and 2004 are as follows:


              1st Quarter     2nd Quarter    3rd Quarter     4th Quarter    Total
              -----------     -----------    -----------     ----------------------
2005             $.45            $.45           $.45             $.65       $ 2.00
2004             $.45            $.45           $.45             $.55       $ 1.90

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

The Company has a long-term stock incentive plan under which 1,000 shares of restricted stock were issued to 38 employees of the Bank during 2005. Under the plan, the shares vest 100% in three years. Due to employee termination, there were 20 shares forfeited during 2005. Compensation expense applicable to the restricted stock totaled $14 thousand for the year ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

             SUMMARY OF CONSOLIDATED STATEMENT OF INCOME - UNAUDITED

                                                                                         (In Thousands)
                                                               -------------------------------------------------------------------
                                                                  2005          2004          2003          2002          2001
                                                               -------------------------------------------------------------------
Summary of Income:

     Interest income                                           $    38,716   $    37,962   $    41,107   $    43,424   $    48,945
     Interest expense                                               13,539        11,222        14,283        18,979        25,448
                                                               -----------   -----------   -----------   -----------   -----------
               Net Interest Income                                  25,177        26,740        26,824        24,445        23,497
Provision for loan loss                                               (425)          885         6,903         2,194         2,632
                                                               -----------   -----------   -----------   -----------   -----------
Net interest income after provision for loan loss                   25,602        25,855        19,921        22,251        20,865
Other income (expense), net                                        (13,824)      (14,052)       (9,836)      (11,864)      (11,217)
                                                               -----------   -----------   -----------   -----------   -----------
Net income before income taxes                                      11,778        11,803        10,085        10,387         9,648
Income taxes                                                         3,202         3,573         2,459         2,989         2,892
                                                               -----------   -----------   -----------   -----------   -----------
               Net income                                      $     8,576   $     8,230   $     7,626   $     7,398   $     6,756
                                                               ===========   ===========   ===========   ===========   ===========
Per Share of Common Stock:

     Earnings per common share outstanding (Based on weighted
           average number of shares outstanding)
               Net income                                      $      6.60   $      6.33   $      5.87   $      5.69   $      5.20
                                                               ===========   ===========   ===========   ===========   ===========
               Dividends                                       $      2.00   $      1.90   $      6.75   $      1.65   $      1.60
                                                               ===========   ===========   ===========   ===========   ===========
               Weighted average number of shares outstanding     1,299,682     1,300,000     1,300,000     1,300,000     1,300,000
                                                               ===========   ===========   ===========   ===========   ===========

               SUMMARY OF CONSOLIDATED BALANCE SHEET - UNAUDITED

                                                            (In Thousands)
                                 --------------------------------------------------------------------
                                   2005           2004           2003         2002           2001
                                 --------------------------------------------------------------------
Total assets                     $    720,945   $   702,513   $   705,703   $   726,486   $   683,626
Loans                                 458,704       472,211       480,339       497,515       468,243
Total Deposits                        576,297       574,205       575,066       576,373       566,157
Stockholders' equity                   82,588        78,845        74,856        77,738        70,350
Key Ratios
     Return on average equity           10.62%        10.72%         9.87%         9.93%         9.73%
     Return on average assets            1.22%         1.16%         1.06%         1.06%         1.02%
     Loan to deposits                   79.65%        82.24%        83.53%        86.32%        82.71%
     Capital to assets                  11.46%        11.22%        10.61%        10.70%        10.29%
     Dividend payout                    30.31%        30.02%       115.07%        28.99%        30.79%

ITEM 7. MANAGEMENTS DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Company follows general practices within the financial services industry in which it operates. At times the application of these principles requires Management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Record earnings were attained in 2005 for the second straight year. Improved profitability was attributed to two main sources: increased non-interest income and decrease of the loan loss provision. Non-interest income increased by over $1 million during 2005 as compared to 2004. A new service, overdraft privilege, introduced in February 2005 was the leading determinant. The increased revenue of over $1 million from overdraft privilege offset the lost revenue in service charges from offering free personal checking and a new free small business-checking product during 2005.

Impacting the decrease of the loan loss allowance was the continued improvement in the asset quality position and the decrease of the loan portfolio. Improved asset quality was evident in the decrease in impaired loans from $11.4 million at year-end 2004 to $8.5 million at year-end 2005. The valuation allowance percentage related to impaired loans remained constant resulting in a decrease of the allowance by $646 thousand during 2005. Non-accrual loans decreased by approximately $1 million and past due loans 90 days or more and still accruing interest decreased to zero at year end 2005 as compared to year end 2004's $393 thousand.

The loan portfolio decreased $13.3 million when comparing year-end 2005 to year-end 2004. Movement of some significant troubled loans along with vigorous competition for higher quality loans were factors that lead to the decline. Higher interest rates slowed refinancing activity in consumer loan portfolios. Coupled with the improved asset quality the provision became an income source. As the allowance decreased from $7.5 million to $6.2 million for year-end 2004 and 2005, respectively, the provision turned into $425 thousand of income in 2005 versus an expense of $884 thousand in 2004. This represented a swing in revenue attributable to the loan loss provision of $1.3 million.

The allowance for unfunded loan commitments and letters of credit increased by $155 thousand as unfunded balances increased. An $8 million letter of credit was negotiated within 2005 thereby increasing the unfunded commitments. Changes in this allowance are recorded separately in other non-interest expense. When the total allowance for credit losses is reviewed, it represented a $1.27 million swing in revenue. The swing attributed to the improved asset quality position is a positive step while the remainder attributed to negative loan growth would have been better utilized in supporting positive loan growth. The challenge lies in replacing this revenue during 2006 through growth in all loan categories and fee income.

Overall, net income after taxes improved $346 thousand at year-end 2005 over year- end 2004. Earnings per share increased 4.27% over the previous year ending at $6.60.

NET INTEREST INCOME

Net interest income decreased by over $1.56 million for 2005 as compared to 2004. Constriction of the net interest margin was evident during 2005 as the Federal Reserve continued raising rates and the yield curve continued to flatten. Pressure from competition caused the increase of deposit rates and held down loan rates, thereby shrinking the margin. As stated earlier, negative loan growth also impacted the interest income in terms of overall dollar volume.

The following table presents net interest income, interest spread and net interest margin for the three years 2003 through 2005, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The table also shows their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax affected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

As the charts indicate, the Company experienced decreased growth on an average basis for year 2005 compared to 2004 and 2003. The largest decrease in average balances on interest earning assets compared to 2004 and 2003 was in loans. 2004 showed a slight increase in net interest margin over 2003 but 2005 averaged lower than both previous years. The net interest margin and spread in 2004 are the highest of the three years shown and 2005 is the lowest. The average yield on earning assets increased for 2005. Unfortunately, the interest expense yield increased proportionately higher, shrinking the margin. Customers moved money to higher earning instruments as rates began to increase in the second half of 2004. Due to the decrease in loans, the Bank did not price deposits as aggressively as competitors and the average balance decline reflects that pricing strategy used in both 2004 and 2005. Interest expense rates, however, still priced higher to maintain retention of loyal multiple relationship customers.

                                                                  2005
                                                    ------------------------------------
                                                              (In Thousands)
                                                    ------------------------------------
                                                      Average    Interest/
                                                      Balance    Dividends    Yield/Rate
                                                    ----------   ---------    ----------
ASSETS
INTEREST EARNING ASSETS:
  Loans (1)                                         $  468,934   $  32,003         6.82%
  Taxable investment securities                        134,420       4,609         3.43%
  Tax-exempt investment securities                      51,022       1,839         5.46%
  Interest bearing deposits                              7,974         256         3.21%
  Federal funds sold                                       204           9         4.41%
                                                    ----------   ---------
  TOTAL INTEREST EARNING ASSETS                        662,554   $  38,716         5.99%
                                                                 =========         ====

NON-INTEREST EARNING ASSETS:
  Cash and cash equivalents                             16,372
  Other assets                                          22,954
                                                    ----------
    TOTAL ASSETS                                    $  701,880
                                                    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
  Savings deposits                                  $  195,748   $   2,383         1.22%
  Other time deposits                                  311,855       9,461         3.03%
  Other borrowed money                                  24,995         896         3.58%
  Federal funds purchased and securities
   sold under agreement to repurchase                   25,443         799         3.14%
                                                    ----------   ---------
    TOTAL INTEREST BEARING LIABILITIES                 558,041   $  13,539         2.43%
                                                                 =========         ====

NON-INTEREST BEARING LIABILITIES:

  Non-interest bearing demand deposits                  42,363
  Other                                                 20,686
                                                    ----------
    TOTAL LIABILITIES                                  621,090

SHAREHOLDERS' EQUITY                                    80,790
                                                    ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  701,880
                                                    ==========

Interest/Dividend income/yield                                   $  38,716         5.99%
Interest Expense / yield                                            13,539         2.43%
                                                                 ---------         ----
  Net Interest Spread                                            $  25,177         3.56%
                                                                 =========         ====
  Net Interest Margin                                                              3.80%
                                                                                   ====

                                                          2004
                                            ------------------------------------
                                                     (In Thousands)
                                            ------------------------------------
                                             Average     Interest/
                                             Balance     Dividends    Yield/Rate
                                            ----------   ---------    ----------
ASSETS
INTEREST EARNING ASSETS:
  Loans (1)                                 $  490,793   $  31,767          6.47%
  Taxable investment securities                127,432       4,393          3.45%
  Tax-exempt investment securities              46,730       1,688          5.47%
  Interest bearing deposits                      5,141          80          1.56%
  Federal funds sold                             3,543          34          0.96%
                                            ----------   ---------
  TOTAL INTEREST EARNING ASSETS                673,639   $  37,962          5.76%
                                                         =========          ====

NON-INTEREST EARNING ASSETS:
  Cash and cash equivalents                     14,945
  Other assets                                  20,349
                                            ----------
    TOTAL ASSETS                            $  708,933
                                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
  Savings deposits                          $  204,049   $   1,268          0.62%
  Other time deposits                          323,527       8,712          2.69%
  Other borrowed money                          23,694         817          3.45%
  Federal funds purchased and securities
   sold under agreement to repurchase           24,218         425          1.75%
                                            ----------   ---------
    TOTAL INTEREST BEARING LIABILITIES         575,488   $  11,222          1.95%
                                                         =========          ====

NON-INTEREST BEARING LIABILITIES:
  Non-interest bearing demand deposits          42,205
  Other                                         14,497
                                            ----------
    TOTAL LIABILITIES                          632,190

SHAREHOLDERS' EQUITY                            76,743
                                            ----------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                    $  708,933
                                            ==========

Interest/Dividend income/yield                           $  37,962          5.76%
Interest Expense / yield                                    11,222          1.95%
                                                         ---------          ----
  Net Interest Spread                                    $  26,740          3.81%
                                                         =========          ====
  Net Interest Margin                                                       3.97%
                                                                            ====

                                                          2003
                                            ------------------------------------
                                                      (In Thousands)
                                            ------------------------------------
                                             Average     Interest/
                                             Balance     Dividends    Yield/Rate
                                            ----------   ---------    ----------
ASSETS
INTEREST EARNING ASSETS:
  Loans (1)                                 $  500,517   $  34,233          6.84%
  Taxable investment securities                128,087       5,105          3.99%
  Tax-exempt investment securities              44,981       1,710          5.76%
  Interest bearing deposits                      2,413          26          1.08%
  Federal funds sold                             3,163          33          1.04%
                                            ----------   ---------
  TOTAL INTEREST EARNING ASSETS                679,161   $  41,107          6.18%
                                                         =========          ====

NON-INTEREST EARNING ASSETS:
  Cash and cash equivalents                     17,001
  Other assets                                  21,717
                                            ----------
    TOTAL ASSETS                            $  717,879
                                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
  Savings deposits                          $  209,044   $   1,494          0.71%
  Other time deposits                          326,966      11,336          3.47%
  Other borrowed money                          28,095       1,077          3.83%
  Federal funds purchased and securities
   sold under agreement to repurchase           21,296         376          1.77%
                                            ----------   ---------
    TOTAL INTEREST BEARING LIABILITIES         585,401   $  14,283          2.44%
                                                         =========          ====

NON-INTEREST BEARING LIABILITIES:
  Non-interest bearing demand deposits          43,924
  Other                                         11,258
                                            ----------
    TOTAL LIABILITIES                          640,583

SHAREHOLDERS' EQUITY                            77,296
                                            ----------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                   $  717,879
                                            ==========

Interest/Dividend income/yield                           $  41,107          6.18%
Interest Expense / yield                                    14,283          2.44%
                                                         ---------          ----
  Net Interest Spread                                    $  26,824          3.74%
                                                         =========          ====
  Net Interest Margin                                                       3.95%
                                                                            ====

(1) For purposes of these computations, non-accruing loans are included in the daily average outstanding loan amounts.

The primary source of the Company's traditional banking revenue is net interest income. Net interest income is the difference between interest income on interest earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earning assets and liabilities. The change in net interest income is most often measured as a result of two statistics - interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities supporting those funds represents the interest spread. Because non-interest bearing sources of funds such as demand deposits and stockholders' equity also support earning assets, the net interest margin exceeds the interest spread.

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

                                               2005 vs 2004
                                              (In Thousands)
                                        ---------------------------
                                         Net      Due to Change in
                                        Change    Volume     Rate
                                        ------   --------   -------
INTEREST EARNED ON:
  Loans                                 $  236   $ (1,415)  $ 1,651
  Taxable investment securities            216        241       (25)
  Tax-exempt investment securities         151        235       (84)
  Interest bearing deposits                176         44       132
  Federal funds sold                       (25)       (32)        7
                                        ------   --------   -------
TOTAL INTEREST EARNING ASSETS           $  754   $   (927)  $ 1,681
                                        ======   ========   =======

INTEREST PAID ON:
  Savings deposits                      $1,115   $    (51)  $ 1,166
  Other time deposits                      749       (315)    1,064
  Other borrowed money                      79         45        34
  Federal funds purchased and
   securties sold under agreement to
   repurchase                              374         22       352
                                        ------   --------   -------
TOTAL INTEREST BEARING LIABILITIES      $2,317   $   (299)  $ 2,616
                                        ======   ========   =======

                                                 2004 vs 2003
                                                (In Thousands)
                                        -----------------------------
                                           Net      Due to Change in
                                         Change     Volume     Rate
                                        --------   -------   --------
INTEREST EARNED ON:
  Loans                                 $ (2,466)  $  (665)  $ (1,801)
  Taxable investment securities             (712)      (26)      (686)
  Tax-exempt investment securities           (22)      101       (123)
  Interest bearing deposits                   54        29         25
  Federal funds sold                           1         4         (3)
                                        --------   -------   --------
TOTAL INTEREST EARNING ASSETS           $ (3,145)  $  (557)  $ (2,588)
                                        ========   =======   ========

INTEREST PAID ON:
  Savings deposits                      $   (226)  $   (36)  $   (190)
  Other time deposits                     (2,624)     (119)    (2,505)
  Other borrowed money                      (260)     (169)       (91)
  Federal funds purchased and
   securties sold under agreement to
   repurchase                                 49        52         (3)
                                        --------   -------   --------
TOTAL INTEREST BEARING LIABILITIES      $ (3,061)  $  (272)  $ (2,789)
                                        ========   =======   ========

The Federal Reserve began raising the Federal Funds rate in June of 2004 and continued along that path throughout 2005. The increased interest income from loans for 2005 is due to the increased rate. Securities, however, had increased revenue due to the increased portfolio size. All of the increases on the liability side were due in part to the increased rate environment, specifically on the deposits.

Interest income on loans decreased $2.5 million for 2004 as compared to 2003. The decrease for 2004 was primarily due to a drop in interest rates. This drop was offset by the significant decrease in interest expense on other time deposits of $2.6 million for 2004. The interest rate on the matured long term time deposits during the first half of 2004 was often 3% - 4% higher than what the money was able to be reinvested at due to the lower interest rate environment. As rates began to rise the second half of 2004 and shorter term time deposits reinvested at higher rates, the savings on interest expense declined or disappeared completely.

ALLOWANCE FOR CREDIT LOSSES

The company segregated its Allowance for Loan and Lease Losses (ALLL) into two reserves at the period ending December 31, 2004: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL). The portion of 2003 ACL attributable to AULC was $402 thousand.

The Company decreased the allowance for credit losses for 2005. The allowance stands at $6.2 million for 2005 compared to $7.5 million for 2004. The Bank has worked hard to improve loan quality while making credit available to all of those who are in need and deemed an acceptable credit risk. This decrease was due to the slow pickup of the economy and its effect on our ability to generate quality loans. Charge-off activity of $1.8 million was extremely low for 2004 compared to $7.3 million for 2003. 2005 charge-off was only slightly higher than 2004 at $2.1 million. The allowance for credit loss activity resulted in expense of $0.9 and $6.9 million for 2004 and 2003, respectively. For 2005, it actually resulted in income of $425 thousand. One large credit impacted 2003 and the Company is no longer carrying a balance on that credit. The Company expects to see the lower levels of 2005 and 2004 charge-offs continue in future years as the indicators of asset quality have shown improvement.

NON-INTEREST INCOME

Non-interest income of $5.8 million is an increase of $1 million over 2004 and a decrease of $2.2 million from 2003. Non-interest income for 2003 of $8.0 million is the highest of the three years shown. 2003 experienced a dramatic rise due to an increase in fixed rate mortgage loan activity as a result of the favorable interest rates for such loans. These types of loans are sold to investors while the Bank retains the mortgage servicing rights on these loans. As a result, mortgage servicing rights income was $1.1 million for 2003. Mortgage rates were higher in 2004 and 2005 so the level of mortgage activity was slower. Sold mortgage originations dropped to $48.8 million for 2004 from the $179.1 million produced in 2003 and further dropped to $42.8 million for 2005. Along with the mortgage servicing rights income, gains on the sale of those loans increased in 2003. The recognition of both income sources due to the mortgage activity was $0.7 million in 2005 and $0.9 million in 2004 compared to $3.3 million.

An increase of over $1 million in non-interest income in 2005 compared to 2004 was generated from the new product Overdraft Privilege. Overdraft Privilege was introduced in February 2005 along with free personal checking and a free small business checking account. While maintenance fees collected on the traditional products declined, Overdraft Privilege more than replaced it.

Overdraft Privilege enabled more automation to be utilized in the overdraft/return check process and alleviated concern by most customers of having their checks returned. It has been well received by customers and decreased returns.

NON-INTEREST EXPENSE

Non-interest expense has increased during the last three years, growing from $17.8 million in 2003 to $19.6 million in 2005. The largest increase occurred in 2004 as compared to 2003. Personnel costs were the major component behind the increase. Additional staffing compiled with increased benefits costs added up to an additional $1.0 million of expense. 2005 also saw an increase in salaries and wages over 2004 of $441 thousand. Incentive pay for 2005 was higher than both previous years as the overall performance of the Bank was higher. The full time equivalent number of employees for 2005 compared to 2004 decreased by four.

FEDERAL INCOME TAXES

Effective tax rates were 27.19%, 30.27%, and 24.38% for 2005, 2004 and 2003, respectively. The Company has increased its tax-exempt holdings each year with 2005's average investment balance in tax-exempt securities at $51 million compared to $46.7 and

$45 million for 2004 and 2003, respectively. Overall growth in interest income is needed to allow the tax exempt advantage to be maintained in 2006.

FINANCIAL CONDITION

Average earning assets decreased during 2004 and 2005. Average earnings assets for 2005 were $663 million compared to $674 million for 2004 and $679 million for 2003. This decrease in average earnings assets represents a less than 1.0 percent change for each year 2005 and 2004. The decrease in both years was attributed to loans. Average interest bearing liabilities also decreased by $1.7 million in 2005, adding to the decrease of $9.9 million in 2004. The decrease occurred to offset the decrease in loan growth and lessen the pressure on the net interest margin. 2005 is lower than 2003 by $2.7 million.

SECURITIES

Security balances as of December 31 are summarized below:

                                                  (In Thousands)
                                        -------------------------------------
                                           2005         2004         2003
                                        ----------   ----------   -----------
U.S. Treasury and Government Agencies   $  112,199   $   88,344   $   103,470
Mortgage-backed securities                  28,514       30,088        14,178
State and local governments                 62,891       54,647        51,016
Corporate debt securities                        -            -         1,981
Equity securities                               47           48            47
                                        ----------   ----------   -----------
                                        $  203,651   $  173,127   $   170,692
                                        ==========   ==========   ===========

The following table sets forth (dollars in thousands) the maturities of investment securities as of December 31, 2005 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

                                                       Maturities
                                        ---------------------------------------------
                                                                    After One Year
                                             Within One Year       Within Five Years
                                        -----------------------   -------------------
                                          Amount       Yield        Amount      Yield
                                        ----------   ----------   -----------   -----
U.S. Treasury                           $    2,181         2.96%  $       173    3.67%
U.S. Government agency                      48,823         3.15%       61,023    3.59%
Mortgage-backed securities                       -            -        26,773    3.93%
State and local governments                 12,491         5.05%       22,182    5.49%
Taxable state and local governments          1,042         5.89%        4,104    4.45%

                                                           Maturities
                                        ---------------------------------------------
                                           After Five Years
                                           Within Ten Years          After Ten Years
                                        -----------------------     -----------------
                                          Amount        Yield       Amount      Yield
                                        ----------   ----------   -----------   -----
U.S. Treasury                           $        -            -   $         -       -
U.S. Government agency                           -            -             -       -
Mortgage-backed securities                   1,740         4.05%            -       -
State and local governments                 20,846         5.49%        2,227    5.81
Taxable state and local governments              -            -             -       -

As of December 31, 2005 the Bank did not hold a large block of any one investment security, except for U.S. Treasury and other U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.8 million. This is required in order to obtain Federal Home Loan Bank Loans.

LOAN PORTFOLIO

The Bank's various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.

The following table shows the Bank's loan portfolio by category of loan including loans held for sale:

                                                      (In Thousands)
                                  ----------------------------------------------------
                                   2005         2004      2003       2002        2001
                                  --------   --------   --------   --------   --------
Loans:
Commercial/industrial             $ 90,227   $ 98,518   $102,101   $100,119   $ 96,992
Agricultural                        62,023     55,219     63,082     66,136     53,717
Real estate mortgage               268,315    274,156    267,312    278,933    247,545
Consumer                            34,686     41,276     47,984     51,156     55,845
Industrial Development Bonds         9,237     10,687      7,944      7,810      7,590
                                  --------   --------   --------   --------   --------
          Total Loans             $464,488   $479,856   $488,423   $504,154   $461,689
                                  ========   ========   ========   ========   ========

The following table shows the maturity of loans as of December 31,2005:

                                                  Maturities (In Thousands)
                                    -----------------------------------------------------
                                                  After One
                                     Within       Year Within     After
                                     One Year     Five Years      Five Years    Total
                                    ----------    -----------    -----------    ---------
Commercial and industrial           $   28,695    $    40,862    $    20,670    $  90,227
Agricultural                            28,349         28,463          5,211       62,023
Real estate mortgage                    10,043         12,793        245,479      268,315
Consumer                                 7,354         22,288          5,044       34,686
Industrial Development Bonds             1,316          6,652          1,269        9,237

The following table presents the total of loans due after one year which have
1) predetermined interest rates and 2) floating or adjustable interest rates:

                                                  (In Thousands)
                                             ----------------------
                                               Fixed       Variable
                                               Rate          Rate
                                             --------     ---------
Commercial and industrial                    $ 38,029     $  23,503
Agricultural                                   15,222        18,452
Real estate                                    19,093       239,179
Consumer, Credit Card and overdrafts           27,332             -
Industrial Development Bonds                    7,921             -

The following table summarizes the Company's non-accrual and past due loans as of December 31 for each of the last five years:

                                                     (In Thousands)
                                   -----------------------------------------------
                                    2005      2004       2003      2002      2001
                                   -------   -------   -------   -------   -------
Non-accrual loans                  $ 5,060   $ 6,059   $ 6,236   $ 5,792   $ 5,353
Accruing loans past due
      90 days or more                    -       393     2,042     2,674     5,408
                                   -------   -------   -------   -------   -------
         Total                     $ 5,060   $ 6,452   $ 8,278   $ 8,466   $10,761
                                   =======   =======   =======   =======   =======

Although loans may be classified as non-performing, some pay on a regular basis, many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $530 thousand for 2003 and $561 thousand for 2004 and $246 thousand for 2005. Any collections of interest on non-accrual loans are included in interest income when collected. This amounted to $473 for 2005, $279 for 2004, $346 thousand for 2003.

Loans are placed on non-accrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected.

The $4.7 million of non-accrual loans as of December 31, 2005 are secured.

As of December 31, 2005 the Bank has $15.7 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently than quarterly.

The amount of the potential problem loans was considered in management's review of the loan loss reserve required at December 31, 2005.

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

As of December 31, 2005, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $62 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

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

As presented below, charge-offs increased to $2.1 million for 2005, and the provision was a negative $425 thousand. A few large commercial credits included in the $5.7 charged off in the commercial and agricultural segment in 2003 caused 2003 to have the largest charge offs of the years presented. The commercial and agricultural segment was in a net recovery position for 2004. The negative provision of 2005 was necessary to decrease the allowance because of the overall decrease of the loan portfolio and the improved asset quality position.

The following table presents a reconciliation of the allowance for credit losses:

                                                             (In Thousands)
                                            -------------------------------------------------------
                                              2005       2004      2003         2002        2001
                                            -------------------------------------------------------
Loans                                       $464,488   $479,681   $ 488,247   $ 498,078   $ 461,689
                                            ========   ========   =========   =========   =========

Daily average of outstanding loans          $469,326   $491,104   $ 500,517   $ 475,035   $ 472,181
                                            ========   ========   =========   =========   =========

Allowance for Loan Losses-Jan. 1            $1 6,814   $  7,300   $   6,400   $   7,275   $   7,160

     Loans Charged off:
         Commercial & Agricultural               945        491       5,706       2,987       1,826
         Consumer                                722        739       1,156       1,050       1,254
         Real estate mortgages                   429        549         424         215          54
                                            --------   --------   ---------   ---------   ---------
                                               2,096      1,779       7,286       4,252       3,134
                                            --------   --------   ---------   ---------   ---------

     Loan Recoveries:
         Commercial & Agricultural               631        652         601         801         421
         Consumer                                412        405         546         366         191
         Real estate mortgages                    52         38         136          16           5
                                            --------   --------   ---------   ---------   ---------
                                               1,095      1,095       1,283       1,183         617
                                            --------   --------   ---------   ---------   ---------
         Net Charge Offs                       1,001        684       6,003       3,069       2,517
                                            --------   --------   ---------   ---------   ---------
         Provision for loan loss                (425)       884       6,903       2,194       2,632
                                            --------   --------   ---------   ---------   ---------
Allowance for Loan & Lease Losses - Dec 31  $  5,388   $  6,814   $   7,300   $   6,400   $   7,275
Allowance for Unfunded Loan Commitments
  & Letters of Credit Dec 31                $    841   $    686   $       -   $       -   $       -
                                            --------   --------   ---------   ---------   ---------
Total Allowance for Credit Losses - Dec 31  $  6,229   $  7,500   $   7,300   $   6,400   $   7,275
                                            ========   ========   =========   =========   =========

Ratio of net charge-offs to average
Loans outstanding                               0.21%      0.14%       1.20%       0.65%       0.53%
                                            ========   ========   =========   =========   =========

Allocation of the allowance for credit losses per Loan Category in terms of dollars and percentage among the various loan categories is as follows:

                                          2005                2004                2003               2002              2001
                                          Amount             Amount              Amount             Amount           Amount
                                         (000's)      %      (000's)     %      (000's)      %     (000's)     %     (000's)     %
                                         ----------------    ---------------    ---------------    ---------------   --------------
Balance at End of Period Applicable To:
     Commercial/industrial               $  2,753    2.77%   $ 3,917    3.98%   $ 1,816    1.78%   $ 3,170    1.91%  $ 4,235   2.26%
     Agricultural                             390    0.63%       681    1.23%       674    1.07%         -       -         -      -
     Real estate                              910    0.34%       644    0.23%       531    0.20%     1,306    0.48%    1,101   0.44%
     Consumer                                 557    1.61%       549    1.33%       451    0.94%     1,140    2.23%    1,526   2.73%
     Unallocated                              778              1,024              3,928                784               413
                                         --------            -------            -------            -------           -------
     Allowance for Loan & Lease Losses   $  5,388    1.16%   $ 6,815    1.42%   $ 7,400    1.52%   $ 6,400    4.61%  $ 7,275   1.60%
     Off Balance Sheet Commitments       $    841    0.60%   $   686    0.56%   $     -            $     -           $     -      -
                                         --------            -------            -------            -------           -------
       Total Allowance for Credit Losses $  6,229            $ 7,500            $ 7,500            $ 7,500           $ 7,500
                                         ========            =======            =======            =======           =======

DEPOSITS

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity are as follows:

                                                                          (In Thousands)
                                                   ------------------------------------------------------------
                                                                     Over Three       Over One
                                                                       Months        Year Less         Over
                                                      Under           Less Than     Than Three         Three
                                                   Three Months        One Year       Years            Years
                                                   ------------------------------------------------------------
         Time Deposits                             $     30,034      $   28,101     $   10,981       $   5,866

The following table presents the average amount of and average rate paid on each deposit category:

                                                         (In Thousands)
                                   -------------------------------------------------------------
                                      Demand             NOW          Savings          Time
                                      Deposits        Accounts        Accounts       Accounts
                                   -------------------------------------------------------------
December 31, 2005:
      Average balance              $       42,363   $    83,107      $  112,642     $    311,855
      Average rate                           0.00%         1.31%           1.14%            3.03%

December 31, 2004:
      Average balance              $       42,205   $    88,666      $  115,383     $    323,527
      Average rate                           0.00%         0.67%           0.58%            2.69%

December 31, 2003:
      Average balance              $       43,924   $   101,132      $  107,912     $    326,966
      Average rate                           0.00%         0.77%           0.66%            3.47%

LIQUIDITY

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management's top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank's available for sale securities portfolio. The average aggregate balance of these assets was $196 million during 2003, $198 million for 2004, compared to $207 million for 2005. This represented 27 percent, 28 percent, and 29.67 percent of total average assets, respectively. Of the almost $206 million of debt securities in the company's portfolio as of December 31, 2005, $54.4 million or 26 percent of the portfolio is expected to mature in 2005. Taking into consideration possible calls of the debt securities, the amount climbs to $84.9 million or 41 percent of the portfolio becomes a source of funds. This liquidity provides the opportunity to fund loan growth without having to over aggressively price deposits.

Historically, the primary source of liquidity has been core deposits that include non-interest bearing demand deposits, NOW, money market accounts and time deposits of individuals. Core deposits decreased in 2005, pushed by the move of customers seeking higher rates. Overall deposits decreased an average of $19.8 million over 2004 compared to 2004's decrease over 2003 of $10.2 million in average deposits. These represent changes of (3.5) percent and (1.8) percent in average total deposits, respectively. The biggest change shows in the most expensive time accounts and represents rate shoppers moving funds out of the Bank.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company's loan to deposit ratio for 2005 was 79.6 percent, 2004 was 82.23 percent, 2003 was 83.53 percent. The decrease in 2004 and 2005 is due to the lack of growth in both the credit and deposit portfolios. The Company's goal is for this ratio to be higher with loan growth the driver.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $21.2 million at the end of 2005 compared to $22.9 million at the end of 2004 and $27.3 million at December 31, 2003. Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary.

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source increased by $13 million to $35 million at December 31, 2005. This compares to decreased borrowings during 2003 and 2004 of $4.3 to $24.4 million at December 31, 2003, and of $2.4 to $22 million at December 31, 2004. The increased borrowings of 2005 were used to leverage the Company with the proceeds purchasing tax exempt municipals that provided a set profit margin.

CONTRACTUAL OBLIGATIONS

Contractual Obligations of the Company totaled $368.8 million as of December 31,2005. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and are further defined in Note 4 and 9 of the Consolidated Financial Statements.

                                                                 Payment Due by Period (In Thousands)
                                                                  Less than        1-3          3-5         More than
Contractual Obligations                              Total          1 year        Years        Years         5 years
---------------------------------------------      -----------   -----------   -----------   -----------   -----------
Securities sold under agreement to repurchase      $    21,158   $    21,158   $         -   $         -   $         -

Time Deposits                                          311,846       192,000        99,205        19,654           987

Dividends Payable                                          844           844

Long Term Debt                                          34,952        11,720         7,127         6,105        10,000
                                                   -----------   -----------   -----------   -----------   -----------
Total                                              $   368,800   $   225,722   $   106,332   $    25,759   $    10,987
                                                   ===========   ===========   ===========   ===========   ===========

CAPITAL RESOURCES

Shareholders' equity was $82.6 million as of December 31, 2005 compared to $78.8 million at December 31, 2004. Dividends declared during 2005 were $2.00 per share totaling $2.6 million, slightly higher than 2004 declared dividends of $1.90 per share. The Company purchased back 1,000 shares in the third quarter of 2005 to award to employees of the Bank under its long-term incentive plan. 20 shares were held in Treasury stock at year-end after having been forfeited by an employee. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 2005, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 17.49% and 17.68%, respectively. Core capital to risk-based asset ratios of 13.35% and 16.47% are well in excess of regulatory guidelines. The Bank's leverage ratio of 9.5% is also substantially in excess of regulatory guidelines as is the Company's at 11.9%.

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

Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis utilizing interest rate shocks to help in this analysis. The shocks presented on the next page assume an immediate change of rate in the percentages and direction shown:

       Interest Rate Shock on                                                  Interest Rate Shock on
         Net Interest Margin                                                    Net Interest Income
--------------------------------------                                      ----------------------------
Net Interest                % Change           Rate         Rate             Cumulative       % Change
Margin (Ratio)            to Flat Rate      Direction    changes by         Total ($000)    to Flat Rate
--------------            ------------      ---------    ----------         ------------    ------------
    3.83%                    -5.18%           Rising        3.00%              24,671          -9.51%

    3.90%                    -3.52%           Rising        2.00%              25,526          -6.38%

    3.97%                    -1.89%           Rising        1.00%              26,375          -3.26%

    4.04%                     0.00%            Flat            0               27,264           0.00%

    4.06%                     0.49%          Falling       -1.00%              27,593           1.21%

    4.00%                    -1.04%          Falling       -2.00%              27,272           0.03%

    3.92%                    -3.11%          Falling       -3.00%              26,741          -1.92%

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flow for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

[PLANTE & MORAN LOGO]                                       PLANTE & MORAN, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                               Tel: 248.375.7100
                                                               Fax: 248.375.7101
                                                                 plantemoran.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Farmers & Merchants Bancorp, Inc. and Subsidiaries
Archbold, Ohio

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2005 and December 31, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for each year in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2005 and December 31, 2004 and the consolidated results of its operations and its cash flows for each year in the three year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmers & Merchants Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006, expressed an unqualified opinion thereon.

                                                            PLANTE & MORAN, PLLC

February 17, 2006
Auburn Hills, Michigan

                                                      CONSOLIDATED BALANCE SHEET
                                                      DECEMBER 31, 2005 AND 2004
                                          (000's OMITTED, EXCEPT PER SHARE DATA)

                                                                                       2005         2004
                                                                                     ---------    ---------
                                     ASSETS

ASSETS
   Cash and due from banks (Note 2)                                                  $  20,056    $  15,026
   Interest-bearing deposits in banks                                                    2,533        9,230
                                                                                     ---------    ---------
   Total cash and cash equivalents                                                      22,589       24,256

   Securities - available for sale (Note 3)                                            203,651      173,127
   Federal Home Loan Bank stock, at cost                                                 3,791        3,607
   Loans held for sale                                                                       -          175
   Loans, net (Note 4)                                                                 458,704      472,011
   Premises and equipment (Note 5)                                                      14,874       15,520
   Other assets (Note 6 & 10)                                                           17,336       13,817
                                                                                     ---------    ---------
TOTAL ASSETS                                                                         $ 720,945    $ 702,513
                                                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits (Note 7)
    Noninterest-bearing                                                              $  64,791    $  47,958
    Interest-bearing
        NOW accounts                                                                    84,835       92,178
        Savings                                                                        114,825      121,168
        Time (Note 7)                                                                  311,846      312,901
                                                                                     ---------    ---------

              Total deposits                                                           576,297      574,205

   Federal funds purchased                                                                   -            -
   Securities sold under agreement to repurchase (Note 8)                               21,158       22,852
   Long-term debt  (Note 9)                                                             34,952       21,964
   Dividend payable                                                                        844          715
   Accrued expenses and other liabilities                                                5,106        3,932
                                                                                     ---------    ---------
             Total liabilities                                                         638,357      623,668
                                                                                     ---------    ---------

STOCKHOLDERS' EQUITY (NOTE 14 AND 15)
   Common stock - No par value - 1,500,000
     shares authorized; 1,300,000 shares issued & outstanding                           12,677       12,677
   Treasury Stock - 20 Shares                                                               (2)           -
   Unearned Stock Awards - 980 Shares                                                     (113)           -
   Retained earnings                                                                    71,933       65,956
   Accumulated other comprehensive income (Loss)                                        (1,907)         212
                                                                                     ---------    ---------

             Total stockholders' equity                                                 82,588       78,845
                                                                                     ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 720,945    $ 702,513
                                                                                     =========    =========

\
                                                CONSOLIDATED STATEMENT OF INCOME
                                    YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                          (000's OMITTED, EXCEPT PER SHARE DATA)

                                                            2005           2004          2003
                                                         -----------    -----------   -----------
INTEREST INCOME
  Loans, including fees                                  $    32,003    $    31,767   $    34,233
  Debt securities:
    U.S. Treasury and government agency                        4,142          3,912         4,454
    Municipalities                                             2,121          2,020         2,196
    Corporate debt securities                                      -              3            29
  Dividends                                                      185            146           136
  Federal funds sold                                               9             34            33
  Other                                                          256             80            26
                                                         -----------    -----------   -----------
      Total interest income                                   38,716         37,962        41,107
INTEREST EXPENSE
  Deposits                                                    11,844          9,980        12,830
  Federal funds purchased and securities sold
   under agreements to repurchase                                799            425           376
  Borrowed funds                                                 896            817         1,077
                                                         -----------    -----------   -----------
      Total interest expense                                  13,539         11,222        14,283
                                                         -----------    -----------   -----------
NET INTEREST INCOME - Before provision for loan losses        25,177         26,740        26,824
PROVISION FOR LOAN LOSSES (Note 4)                              (425)           884         6,903
                                                         -----------    -----------   -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                              25,602         25,856        19,921
NONINTEREST INCOME
  Customer service fees                                        3,618          2,140         2,028
  Other service charges and fees                               1,494          1,623         2,120
  Net gain on sale of loans (Note 6)                             704            925         3,309
  Net gain on sale of available-for-sale securities                9            127           528
                                                         -----------    -----------   -----------
      Total noninterest income                                 5,825          4,815         7,985
NONINTEREST EXPENSES
  Salaries and Wages                                           8,411          7,970         7,067
  Employee benefits (Note 11)                                  2,275          2,252         2,181
  Occupancy expense                                              656            649           592
  Furniture and equipment                                      1,492          1,437         1,445
  Data processing                                              1,013          1,101           996
  Franchise taxes                                                817            712           922
  Mortgage servicing rights amortization (Note 6)                293            332           723
  Other general and administrative                             4,692          4,415         3,895
                                                         -----------    -----------   -----------
      Total other operating expenses                          19,649         18,868        17,821
                                                         -----------    -----------   -----------
INCOME BEFORE INCOME TAXES                                    11,778         11,803        10,085

INCOME TAXES (NOTE 10)                                         3,202          3,573         2,459
                                                         -----------    -----------   -----------

NET INCOME                                               $     8,576    $     8,230   $     7,626
                                                         ===========    ===========   ===========

EARNINGS PER SHARE - BASIC                               $      6.60    $      6.33   $      5.87
                                                         ===========    ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                        1,299,682      1,300,000     1,300,000
                                                         ===========    ===========   ===========

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                     (000's OMITTED, EXCEPT PER SHARE DATA)

                                                                                                   Accumulated
                                           Shares of                         Unearned                  Other           Total
                                            Common     Common    Treasury      Stock    Retained   Comprehensive   Stockholders'
                                             Stock      Stock     Stock       Awards    Earnings   Income (Loss)      Equity
                                           ---------   -------   --------    --------   --------   -------------   -------------
BALANCE - January 1, 2003                  1,300,000   $12,677   $      -    $      -   $ 61,345   $       3,716   $      77,738

Comprehensive income (Note 1):
 Net income                                        -   $     -   $      -    $      -   $  7,626   $           -   $       7,626
 Change in net unrealized gain on
  securities available for sale,
  net of reclassification adjustment
  and tax effects                                  -   $     -   $      -    $      -   $      -   $      (1,733)  $      (1,733)
                                                                                                                   -------------

    Total comprehensive income                                                                                     $       5,893

Cash dividends declared - $6.75 per share          -   $     -   $      -    $      -   $ (8,775)  $           -   $      (8,775)
                                           ---------   -------   --------    --------   --------   -------------   -------------

BALANCE - December 31, 2003                1,300,000   $12,677   $      -    $      -   $ 60,196   $       1,983   $      74,856

Comprehensive income (Note 1):
 Net income                                        -   $     -   $      -    $      -   $  8,230   $           -   $       8,230
 Change in net unrealized gain on
  securities available for sale, net
  of reclassification adjustment
  and tax effects                                  -   $     -   $      -    $      -   $      -   $      (1,771)  $      (1,771)
                                                                                                                   -------------

    Total comprehensive income                                                                                     $       6,459

Cash dividends declared - $1.90 per share          -   $     -   $      -    $      -   $ (2,470)  $           -   $      (2,470)
                                           ---------   -------   --------    --------   --------   -------------   -------------
BALANCE - December 31, 2004                1,300,000   $12,677   $      -    $      -   $ 65,956   $         212   $      78,845
                                           ---------   -------   --------    --------   --------   -------------   -------------

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                     (000's OMITTED, EXCEPT PER SHARE DATA)

                                                                                                   Accumulated
                                           Shares of                         Unearned                  Other           Total
                                            Common     Common    Treasury      Stock    Retained   Comprehensive   Stockholders'
                                             Stock      Stock     Stock       Awards    Earnings   Income (Loss)      Equity
                                           ---------   -------   --------    --------   --------   -------------   -------------
Comprehensive income (Note 1):
 Net income                                        -   $     -   $      -    $      -   $  8,576   $           -   $       8,576
 Change in net unrealized gain on
  securities available for sale, net
  of reclassification adjustment
  and tax effects                                  -   $     -   $      -    $      -   $      -   $      (2,119)  $      (2,119)
                                                                                                                   -------------

    Total comprehensive income                                                                                     $       6,457

 Purchase of Treasury Stock 1000 shares       (1,000)            $   (115)   $      -                              $        (115)
 Grant of Restricted Stock
  Awards-1000 shares
   (Net of Forfeiture - 20)                      980             $    113    $   (113)                             $           -
Cash dividends declared - $2.00 per share          -   $     -   $      -    $      -   $ (2,599)  $           -   $      (2,599)
                                           ---------   -------   --------    --------   --------   -------------   -------------
BALANCE - December 31, 2005                1,299,980   $12,677   $     (2)   $   (113)  $ 71,933   $      (1,907)  $      82,588
                                           =========   =======   ========    ========   ========   =============   =============

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (000's OMITTED)

                                                                     2005        2004        2003
                                                                   --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  8,576    $  8,230    $  7,626
  Adjustments to reconcile net income to net cash
       from operating activities:
    Depreciation                                                      1,167       1,142       1,216
    Amortization of servicing rights                                    293         332         723
    Provision for loan loss                                            (425)        884       6,903
    Accretion and amortization of securities                            989       1,223       1,406
    Deferred income taxes (benefit)                                     387         (14)       (126)
    (Gain) loss on sale of other assets                                  (2)          2          12
    Realized gain on sales of available-for-sale securities, net         (9)       (127)       (528)
    Net Change in:
     Loans held for sale                                                175           1       5,900
     Change in other assets and other liabilities, net               (1,931)      3,019      (3,651)
                                                                   --------    --------    --------
     Net cash provided (used) by operating activities                 9,220      14,692      19,481

CASH FLOWS FROM INVESTING ACTIVITIES
  Activity in available-for-sale securities:
   Sales                                                                  -      10,740      16,036
   Maturities, prepayments and calls                                 38,477      64,599      75,412
   Purchases                                                        (73,376)    (81,553)    (86,849)
  Loan and lease originations and principal collections, net         13,732       7,241       3,955
  Proceeds from sales of assets                                          18           3           -
  Additions to premises and equipment                                  (539)       (793)     (2,068)
                                                                   --------    --------    --------
     Net cash provided (used) by investing activities               (21,688)        237       6,486

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                 2,092        (861)     (1,307)
  Net change in federal funds purchased and securities
   sold under agreements to repurchase                               (1,694)     (4,467)    (10,881)
  Proceeds from issuance of long-term debt                           15,000           -      10,000
  Repayment of long-term debt                                        (2,012)     (2,410)    (14,322)
  Purchase of Treasury Stock                                           (115)          -           -
  Cash dividends paid on common stock                                (2,470)     (2,470)     (8,709)
                                                                   --------    --------    --------
     Net cash provided (used) by financing activities                10,801     (10,208)    (25,219)
                                                                   --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,667)      4,721         748

CASH AND CASH EQUIVALENTS - Beginning of Year                        24,256      19,535      18,787
                                                                   --------    --------    --------

CASH AND CASH EQUIVALENTS - End of Year                            $ 22,589    $ 24,256    $ 19,535
                                                                   ========    ========    ========

SUPPLEMENTAL INFORMATION
  Cash paid during the year for:
    Interest                                                       $ 13,227    $ 11,283    $ 14,824
                                                                   ========    ========    ========
    Income taxes                                                   $  2,640    $  2,840    $  5,326
                                                                   ========    ========    ========

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS

      The Farmers & Merchants Bancorp, Inc. (the Company) through its bank subsidiary, The Farmers & Merchants State Bank (the Bank) provide a variety of financial services to individuals and small businesses through its offices in Northwest Ohio.

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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights. Actual results could differ from those estimates.

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

      Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers
      (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The related write-downs are included in earnings as realized losses.

      FEDERAL HOME LOAN BANK STOCK

      The Federal Home Loan Bank stock is recorded at cost since it is a restricted stock. The Federal Home Loan Bank sells and purchases its stock at par; therefore cost approximates market value. The stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.

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

      The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

      SERVICING ASSETS

      Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

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

          EARNINGS PER SHARE

          Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. The Company has no dilutive shares, as the restricted stock grants are anti-dilutive.

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

          The components of other comprehensive income and related tax effects are as follows:

                                                                   (In Thousands)
                                                          -------------------------------
                                                           2005        2004         2003
                                                          -------     -------     -------
Net Unrealized gain (loss) on
      available-for-sale securities                       $(3,202)    $(2,556)    $(2,100)
Tax Effect                                                  1,089         869         714
                                                          -------     -------     -------
Net-of-tax amount                                          (2,113)     (1,687)     (1,386)
                                                          -------     -------     -------
Reclassification adjustment for gain on sale of
      available-for-sale securities                       $    (9)    $  (127)    $  (528)
Tax Effect                                                      3          43         181
                                                          -------     -------     -------
Net-of-tax amount                                              (6)        (84)       (347)
                                                          -------     -------     -------
      Other comprehensive income                          $(2,119)    $(1,771)    $(1,733)
                                                          =======     =======     =======

          RECLASSIFICATION

          Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 presentation.

NOTE 2 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

          The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve remains the same at December 31, 2005 as it was for December 31, 2004 at $4.6 million.

          The Company and its subsidiaries maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

NOTE 3 - SECURITIES

          The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

                                                         (In Thousands)
                                       --------------------------------------------------
                                                              2005
                                       --------------------------------------------------
                                                     Gross           Gross      Estimated
                                       Amortized   Unrealized      Unrealized     Market
                                         Cost        Gains          Losses        Value
                                       ---------   ----------      ----------   ---------
Available-for-Sale:
    U.S. Treasury                      $   2,380   $        -      $       26   $   2,354
    U.S. Government agency               111,503            4           1,662     109,845
    Mortgage-backed securities            29,470           10             966      28,514
    State and local governments           63,141          426             676      62,891
    Equity securities                         47            -               -          47
                                       ---------   ----------      ----------   ---------
                                       $ 206,541   $      440      $    3,330   $ 203,651
                                       =========   ==========      ==========   =========

                                                         (In Thousands)
                                       --------------------------------------------------
                                                              2004
                                       --------------------------------------------------
                                                     Gross           Gross      Estimated
                                       Amortized   Unrealized      Unrealized     Market
                                         Cost        Gains          Losses        Value
                                       ---------   ----------      ----------   ---------
Available-for-Sale:
    U.S. Treasury                      $   4,856   $        1      $        5   $   4,852
    U.S. Government agency                84,095          155             758      83,492
    Mortgage-backed securities            30,329          106             347      30,088
    State and local governments           53,479        1,292             124      54,647
    Equity securities                         48            -               -          48
                                       ---------   ----------      ----------   ---------
                                       $ 172,807   $    1,554      $    1,234   $ 173,127
                                       =========   ==========      ==========   =========

          Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

                                                              2005
                                           (In Thousands)              (In Thousands)
                                      Less Than Twelve Months       Twelve Months & Over
                                      -----------------------      -----------------------
                                         Gross                       Gross
                                      Unrealized                   Unrealized
                                        Losses     Fair Value        Losses     Fair Value
                                      ----------   ----------      ----------   ----------
U. S. Treasury                        $        2   $      237        $    24    $    2,117
U. S. Government agency               $      286   $   39,837        $ 1,376    $   63,039
Mortgage-backed securities            $      123   $    8,448        $   843    $   18,738
State and local governments           $      480   $   30,354        $   196    $    6,404

                                                              2004
                                           (In Thousands)              (In Thousands)
                                      Less Than Twelve Months       Twelve Months & Over
                                      -----------------------      -----------------------
                                         Gross                       Gross
                                      Unrealized                   Unrealized
                                        Losses     Fair Value        Losses     Fair Value
                                      ----------   ----------      ----------   ----------
U S Treasury                            $     5     $ 2,870          $     -     $      -
U S Government agency                   $   563     $58,365          $   195     $  5,810
Mortgage-backed securities              $   209     $18,317          $   138     $  6,347
State and local governments             $    61     $ 9,483          $    63     $  2,258

          Unrealized losses on securities have not been recognized into income because the issuers' bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

          The gross realized gains and losses for the years ended December 31, are presented below:

                                                            (In Thousands)
                                                      --------------------------
                                                       2005      2004       2003
                                                      -----     -----      -----
Gross realized gains                                  $   9     $ 133      $ 528
Gross realized losses                                     -        (6)         -
                                                      -----     -----      -----
              Net Realized Gains                      $   9     $ 127      $ 528
                                                      =====     =====      =====
Tax expense related to net realized gains             $   3     $  43      $ 180
                                                      =====     =====      =====

          The amortized cost and fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             (In Thousands)
                                                        ------------------------
                                                        Amortized
                                                           Cost        Fair Value
                                                        ---------      ----------
One year or less                                         $ 54,756        $ 54,444
After one year through five years                         101,342          99,643
After five years through ten years                         29,107          28,558
After ten years                                            21,289          20,959
                                                         --------        --------
                                                          206,494         203,604
Equity securities                                              47              47
                                                         --------        --------
              Total                                      $206,541        $203,651
                                                         ========        ========

          Investments with a carrying value and fair value of $140.3 million at December 31, 2005 and $127 million at December 31, 2004 were pledged to secure public deposits and securities sold under repurchase agreements.

NOTE 4 - LOANS

          Loans at December 31, are summarized below:

                                                             (In Thousands)
                                                       -------------------------
                                                         2005           2004
                                                       ---------      ----------
Loans:
     Real estate (Consumer, Cml & Ag)                  $ 268,315      $ 273,981
     Commercial and industrial                            90,227         98,518
     Agricultural                                         62,023         55,219
     Consumer, Overdrafts  and other loans                34,686         41,276
     Industrial Development Bonds                          9,237         10,687
                                                       ---------      ---------
                                                         464,488        479,681
     Less: Deferred loan fees and costs                     (396)          (856)
                                                       ---------      ---------
                                                         464,092        478,825
     Less: Allowance for loan losses                      (5,388)        (6,814)
                                                       ---------      ---------

                     Loans - Net                       $ 458,704      $ 472,011
                                                       =========      =========

          The following is a maturity schedule by major category of loans including available for sale loans:

                                                        (In Thousands)
                                                ---------------------------------
                                                 Principal Payments Due Within
                                                ---------------------------------
                                                             Two to      After
                                                One Year   Five Years  Five Years
                                                --------   ----------  ----------
Real estate loans (Consumer, Cml & Ag)          $ 10,043    $ 12,793    $245,479
Commercial and industrial loans                   28,695      40,862      20,670
Agricultural                                      28,349      28,463       5,211
Consumer, Master Card and Overdrafts               7,354      22,288       5,044
Industrial Development Bonds                       1,316       6,652       1,269

          The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2005:

                                                                 (In Thousands)
                                                           -------------------------
                                                            Fixed           Variable
                                                             Rate             Rate
                                                           --------        ---------
Real estate loans (Consumer, Cml & Ag)                     $ 28,337        $ 239,978
Commercial and industrial loans                              45,394           44,833
Agricultural                                                 20,710           41,313
Consumer, Master Card and Overdrafts                         32,718            1,968
Industrial Development Bonds                                  9,237                -

          One to four family residential mortgage loans amounting to $80.8 million have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

          As of December 31, 2005 and 2004 there were $8.9 and $3.2 million, respectively, of undisbursed loans in process.

          The following is an analysis of the allowance for loan loss:

                                                          (In Thousands)
                                                  -----------------------------
                                                   2005       2004        2003
                                                  -------    -------    -------
Allowance for Loan Losses
     Balance at beginning of year                 $ 6,814    $ 7,300    $ 6,400
     Provision for loan loss                         (425)       884      6,903
     Loans charged off                             (2,096)    (1,779)    (7,286)
     Recoveries                                     1,095      1,095      1,283
Allowance for Unfunded Loan Commitments &
     Letters of Credit                            $     -    $  (686)   $     -
                                                  -------    -------    -------
Allowance for Loan & Leases Losses                $ 5,388    $ 6,814    $ 7,300
                                                  =======    =======    =======
Allowance for Unfunded Loan Commitments &
     Letters of Credit                            $   841    $   686    $    --
                                                  -------    -------    -------
Total Allowance for Credit Losses                 $ 6,229    $ 7,500    $ 7,300
                                                  =======    =======    =======

          The company segregated its Allowance for Loan and Lease Losses (ALLL) into two reserves at the period ending December 31, 2004: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit
          (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL). The portion of 2003 ACL attributable to AULC was $402 thousand.

          The AULC is reported within other liabilities on the balance sheet while the ALLL is netted within the loans, net asset line. The ACL presented above represents the full amount of reserves available to absorb possible credit losses.

          The following is a summary of information pertaining to impaired loans:

                                                                (In Thousands)
                                                               -----------------
                                                                2005      2004
                                                               -------   -------
Impaired loans without a
     valuation allowance                                       $ 1,273   $   397
Impaired loans with a valuation
     allowance                                                   7,221    10,960
                                                               -------   -------
Total impaired loans                                           $ 8,494   $11,357
                                                               =======   =======

Valuation allowance related to
     impaired loans                                            $ 1,978   $ 2,624
Total non-accrual loans                                        $ 5,060   $ 6,059
Total loans past-due ninety days or more and still accruing    $     -   $   393

                                                           (In Thousands)
                                                 -------------------------------
                                                   2005        2004       2003
                                                 -------     -------     -------
Average investment in
     impaired loans                              $ 9,926     $16,030     $19,040
                                                 =======     =======     =======

Interest income recognized
     on impaired loans                           $   480     $   572     $ 1,227
                                                 =======     =======     =======

Interest income recognized on
     a cash basis on impaired loans              $   473     $   279     $   346
                                                 =======     =======     =======

          No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

          The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

                                                            (In Thousands)
                                                        -----------------------
                                                         2005            2004
                                                        --------       --------
Land                                                    $  2,756       $  2,756
Buildings (useful life 15-39 years)                       15,080         15,052
Furnishings (useful life 3-15 years)                       9,758         10,063
                                                        --------       --------
                                                          27,594         27,871
          Less: Accumulated depreciation                 (12,720)       (12,351)
                                                        --------       --------
     Premises and Equipment (Net)                       $ 14,874       $ 15,520
                                                        ========       ========

NOTE 6 - SERVICING

          Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $249 and $244 million at December 31, 2005 and 2004, respectively.

          The balance of capitalized servicing rights included in other assets at December 31, 2005 and 2004, was $1.7 and $1.5 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.

          The fair market value of the capitalized servicing rights as of December 31, 2005 and 2004 was $1.9 and $2.1 million, respectively. The valuation for 2005 was completed by stratifying the loans into like groups based on loan type, term and new versus seasoned. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. All stratums showed positive values compared to carrying value using a discount yield of 8.5%. The valuation for 2004 was calculated using a present value calculation on the discounted cash flows of each individual capitalized servicing right. The discount rate utilized was the average internal rate of return of the portfolio, 5.8%. The stated fair value represents the present value over an 84-month time frame.

          The following summarizes mortgage servicing rights capitalized and amortized during each year:

                                                            (In Thousands)
                                                       ------------------------
                                                         2005            2004
                                                       -------          -------
Beginning Year                                         $ 1,500          $ 1,441
        Capitalized Additions                          $   483          $   391
        Amortization                                   $  (293)         $  (332)
        Valuation Allowance                            $     -          $     -
                                                       -------          -------
End of Year                                            $ 1,690          $ 1,500
                                                       =======          =======

NOTE 7 - DEPOSITS

          Time deposits at December 31 consist of the following:


                                                             (In Thousands)
                                                        ------------------------
                                                          2005            2004
                                                        --------        --------
Time deposits under $100,000                            $236,864        $220,905
Time deposits of $100,000 or more                         74,982          91,996
                                                        --------        --------
                                                        $311,846        $312,901
                                                        ========        ========

          At December 31, 2005 the scheduled maturities for time deposits are as follows:

                                       (In Thousands)
                                       -------------
   2006                                  $ 192,000
   2007                                     71,858
   2008                                     27,347
   2009                                     18,909
   2010                                        745
thereafter                                     987
                                         ---------
                                         $ 311,846
                                         =========

NOTE 8 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

          The Bank's policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2005 and 2004 securities with a book value of $38.8 million and $31.6 million, respectively, were underlying the repurchase agreements and were under the Bank's control.

NOTE 9 - LONG TERM DEBT

          Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 2.24% to 7.05%. Total borrowings were $35.0 and $22.0 million for 2005 and 2004, respectively. Notes are secured by a blanket lien on 100% of the one to four family residential mortgage loan portfolio (Note 4).

          The following is a schedule by years of future minimum principal payments:

                                       (In Thousands)
                                       -------------
   2006                                  $ 11,720
   2007                                     6,416
   2008                                       711
   2009                                       464
   2010                                     5,641
thereafter                                 10,000
                                         --------
                                         $ 34,952
                                         ========

NOTE 10 - FEDERAL INCOME TAXES

          The components of income tax expense for the years ended December 31 are as follows:

                                                    (In Thousands)
                                       ----------------------------------------
                                         2005           2004              2003
                                       -------         -------          -------
Current:
     Federal                           $ 2,815         $ 3,587          $ 2,585

Deferred:
     Federal                               387             (14)            (126)
                                       -------         -------          -------
                                       $ 3,202         $ 3,573          $ 2,459
                                       =======         =======          =======

          The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

                                                            (In Thousands)
                                                ----------------------------------------
                                                  2005           2004              2003
                                                --------        -------          -------
Income tax at statutory rates                    $ 4,004        $ 4,013          $ 3,429
Increase(decrease) resulting from:
     Tax exempt interest                            (784)          (706)            (571)

     Change in prior estimates and other             (18)           266             (399)
                                                 -------        -------          -------
                                                 $ 3,202        $ 3,573          $ 2,459
                                                 =======        =======          =======

          Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                                 (In Thousands)
                                                               -----------------
                                                                2005       2004
                                                               ------     ------
Deferred Tax Assets:
     Allowance for loan losses                                 $1,832     $2,263
     Net unrealized loss on available-
        for-sale securities                                       984          -
     Other                                                        484        256
                                                               ------     ------
     Total deferred tax assets                                  3,300      2,519

Deferred Tax Liabilities:
     Accreted discounts on bonds                                   74         29
     FHLB stock dividends                                         721        659
     Mortgage servicing rights                                    572        507
     Other                                                        505        494
     Net unrealized gain on available-
        for-sale securities                                         -        107
                                                               ------     ------
     Total deferred tax liabilities                             1,872      1,796
                                                               ------     ------
                   Net Deferred Tax Asset (Liability)          $1,428     $  723
                                                               ======     ======

NOTE 11 - EMPLOYEE BENEFIT PLAN

          The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant's deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $608, $546, and $505 thousand for 2005, 2004 and 2003, respectively.

          The Company has a Long-Term Stock Incentive Plan under which 1,000 shares of restricted stock were issued to 38 employees during 2005. Under the plan, the shares vest 100% in three years. Due to employee termination, there were 20 shares forfeited during 2005. Compensation expense applicable to the restricted stock totaled $14 thousand for the year ended December 31, 2005.

NOTE 12 - RELATED PARTY TRANSACTIONS

          In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $22.3 and $20.3 million at December 31, 2005 and 2004, respectively. Loans made during 2005 were $168.4 million and repayments were $165.1 million. During 2005, two directors retired from the Board and two directors were added. Their difference in related borrowings amounted to $1.3 million, net deletion. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2005 and 2004 amounted to $23.4 million and $17.3 million, respectively.

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

          The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At year end 2004 the Bank segregated the Allowance for Loan Losses into two components. The allowance as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2005 and 2004 was $841 and 686 thousand, respectively. At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                     (In Thousands)
                                               -------------------------
                                                  2005           2004
                                               ---------       ---------
Commitments to extend credit                   $ 121,857       $ 108,731
Credit card arrangements                          16,092          15,404
Standby letters of credit                         12,039           1,950

          Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are

NOTE 13 - OFF BALANCE SHEET ACTIVITIES

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

      LEGAL CONTINGENCIES

      Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all the capital adequacy requirements to which it is subject.

      As of December 31, 2005 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

      The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2005 and 2004 are as follows:

                                                                                                 To Be Well Capitalized
                                                                                                 Under the Prompt
                                                                    For Capital                  Corrective Action
                                     Actual                      Adequacy Purposes               Provisions
                                    ------------------------------------------------------------------------------------------
                                     (000's)                          (000's)                          (000's)
As of December 31, 2005              Amount           Ratio           Amount           Ratio            Amount          Ratio
                                    ------------------------------------------------------------------------------------------
Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated                        $ 90,724          17.68%         $ 41,042          8.00%              N/A             N/A
Farmers & Merchants State Bank        89,717          17.49%           41,044          8.00%           51,306           10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated                          84,495          16.47%           20,521          4.00%              N/A             N/A
Farmers & Merchants State Bank        68,488          13.35%           20,522          4.00%           30,783            6.00%
Tier 1 Capital
(to Adjusted Total Assets)
Consolidated                          84,495          11.87%           28,475          4.00%              N/A             N/A
Farmers & Merchants State Bank        68,488           9.53%           28,759          4.00%           35,949            5.00%

                                                                                                 To Be Well Capitalized
                                                                                                 Under the Prompt
                                                                    For Capital                  Corrective Action
                                     Actual                       Adequacy Purposes              Provisions
                                    ----------------------------------------------------------------------------------------
                                     (000's)                          (000's)                         (000's)
                                     Amount           Ratio            Amount          Ratio           Amount          Ratio
                                    ----------------------------------------------------------------------------------------
As of December 31, 2004
Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated                        $ 84,939          16.88%         $ 40,264          8.00%              N/A            N/A
Farmers & Merchants State Bank        84,313          16.75%           40,271          8.00%           50,339          10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated                          78,633          15.62%           20,132          4.00%              N/A            N/A
Farmers & Merchants State Bank        63,006          12.52%           20,136          4.00%           30,203           6.00%
Tier 1 Capital
(to Adjusted Total Assets)
Consolidated                          78,633          11.17%           28,160          4.00%              N/A            N/A
Farmers & Merchants State Bank        63,006           8.90%           28,308          4.00%           35,385           5.00%

NOTE 15 - RESTRICTIONS OF DIVIDENDS & INTER-COMPANY BORROWINGS

      The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $5.2 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company and its non-bank subsidiary. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

      The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2005 and 2004 are reflected below.

                                                                    (In Thousands)
                                                 -------------------------------------------------------
                                                           2005                           2004
                                                 -------------------------------------------------------
                                                  Carrying        Fair          Carrying         Fair
                                                   Amount         Value           Amount         Value
                                                 -------------------------------------------------------
Financial Assets:
    Cash and due from banks                      $  20,056      $  20,056       $  15,026      $  15,026
    Interest-bearing deposits in banks               2,533          2,533           9,230          9,230
    Securities - available for sale                203,651        203,651         173,127        173,127
    Federal Home Loan Bank Stock                     3,791          3,791           3,607          3,607
    Loans, net                                     458,704        459,598         472,011        475,228
    Interest receivable                              5,036          5,036           4,686          4,686
    Loans held for sale                                  -              -             175            175
Financial Liabilities:
    Deposits                                     $ 576,297      $ 575,554       $ 574,205      $ 573,616
    Short-term debt
        Federal funds purchased                          -              -               -              -
        Repurchase agreement sold                   21,158         21,158          22,852         22,852
    Long -term debt                                 34,952         34,551          21,964         20,374
    Interest payable                                 1,191          1,191             879            879
    Dividends payable                                  844            844             715            715
Off-Balance Sheet Financial Instruments
    Commitments to extend credit                 $       -      $       -       $       -      $       -
    Standby letters of credit                            -              -               -              -

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

      LOANS HELD FOR SALE

      Fair values for loans held for sale approximate the carrying values as these loans are generally sold within forty-five days of being made.

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

NOTE 17 - CONDENSED FINANICAL STATEMENTS OF PARENT COMPANY

                      BALANCE SHEET                                   (In Thousands)
                                                               -------------------------
                                                                  2005           2004
                                                               -------------------------
ASSETS
          Cash                                                  $    325        $    651
          Related party receivables:
          Dividends receivable from subsidiaries                   1,100             300
          Note receivable from Bank subsidiary                    15,000          15,000
          Investment in subsidiaries                              67,164          63,799
                                                                --------        --------
TOTAL ASSETS                                                    $ 83,589        $ 79,750
                                                                ========       =========

LIABILITIES
          Accrued expenses                                      $    157        $    190
          Dividends payable                                          844             715
                                                                --------        --------
    Total Liabilities                                              1,001             905
                                                                --------        --------
STOCKHOLDERS' EQUITY
        Common stock - No par value - 1,500,000 shares
         authorized; 1,300,000 shares issued                      12,677          12,677
        Treasury Stock - 20 shares                                    (2)              -
        Unearned Stock Awards - 980 shares                          (113)              -
        Retained earnings                                         71,933          65,956
        Accumulated other comprehensive income (Loss)             (1,907)            212
                                                                --------        --------
    Total Stockholders' Equity                                    82,588          78,845
                                                                --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 83,589       $  79,750
                                                                ========       =========

                               STATEMENT OF INCOME

                                                                      (In Thousands)
                                                       ----------------------------------------
                                                          2005            2004           2003
                                                       ----------------------------------------
INCOME
    Dividends from subsidiaires                         $  2,855        $  2,185       $ 13,273
    Interest                                                 713             713            604
                                                        --------        --------       --------
         Total Income                                      3,568           2,898         13,877

OPERATING EXPENSES                                           344             170            125
                                                        --------        --------       --------

INCOME BEFORE INCOME TAXES AND EQUITY IN
    UNDISTRIBUTED EARNINGS AND SUBSIDIARIES                3,224           2,728         13,752

INCOME TAXES                                                 132             185            175
                                                        --------        --------       --------
                                                           3,092           2,543         13,577
    Equity in undistributed earnings
         of subsidiaries                                   5,484           5,687         (5,951)
                                                        --------        --------       --------
NET INCOME                                              $  8,576        $  8,230       $  7,626
                                                        ========        ========       ========

                             STATEMENTS OF CASHFLOWS

                                                                            (In Thousands)
                                                                ---------------------------------------
                                                                  2005            2004           2003
                                                                ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                             $  8,576        $  8,230       $  7,626
         Adjustments to Reconcile Net Income
           to Net Cash Provided by Operating Activities:
                  Equity in undistributed net income
                    of subsidiaries                               (5,484)         (5,687)         5,951
                  Changes in Operating Assets and
                    Liabilities:
                         Note receivable                               -               -         (5,000)
                         Dividends receivable                       (800)           (300)           325
                         Other Liabilities                           (33)            (25)            55
                                                                --------        --------       --------
                                 Net Cash Provided by

                                 Operating Activities              2,259           2,218          8,957

CASH FLOWS FROM FINANCING ACTIVITIES

         Payment of dividends                                     (2,470)         (2,470)        (8,709)
         Purchase of Treasury Stock                                 (115)              -              -
                                                                --------        --------       --------
                                 Net Change in Cash and
                                   Cash Equivalents                 (326)           (252)           248
CASH AND CASH EQUIVALENTS
    Beginning of year                                                651             903            655
                                                                --------        --------       --------
CASH AND CASH EQUIVALENTS
    End of year                                                 $    325        $    651       $    903
                                                                ========        ========        =======

(000s OMITTED EXCEPT PER SHARE DATA)

                      Quarterly Financial Data - UNAUDITED

                                                         Quarter Ended in 2005
                                          -----------------------------------------------------
                                             Mar 31       June 30       Sep 30        Dec 31
                                          -----------   -----------   -----------   -----------
Summary of Income:
               Interest income            $     9,285   $     9,207   $     9,384   $    10,135
               Interest expense                 3,018         3,159         3,442         3,920
                                          -----------   -----------   -----------   -----------
                    Net Interest Income         6,267         6,048         5,942         6,215
Provision for loan loss                            96          (205)         (352)           36
                                          -----------   -----------   -----------   -----------
Net interest income after
               provision for loan loss          6,171         6,253         6,294         6,179
Other income (expense)                         (3,426)       (3,243)       (3,245)       (3,205)
                                          -----------   -----------   -----------   -----------
Net income before income taxes                  2,745         3,010         3,049         2,974
Income taxes                                      712           803           821           866
                                          -----------   -----------   -----------   -----------
Net income                                $     2,033   $     2,207   $     2,228   $     2,108
                                          ===========   ===========   ===========   ===========
Earnings per Common Share                 $      1.56   $      1.70   $      1.72   $      1.62
                                          ===========   ===========   ===========   ===========
Average common shares outstanding           1,300,000     1,300,000     1,299,739     1,299,000
                                          ===========   ===========   ===========   ===========

                                                          Quarter Ended in 2004
                                          -----------------------------------------------------
                                             Mar 31       June 30       Sep 30         Dec 31
                                          -----------   -----------   -----------   -----------
Summary of Income:
               Interest income            $     9,307   $     9,365   $     9,249   $     9,387
               Interest expense                 2,768         2,758         2,759         2,938
                                          -----------   -----------   -----------   -----------
                    Net Interest Income         6,539         6,607         6,490         6,449
Provision for loan loss                           416           375           150           (56)
                                          -----------   -----------   -----------   -----------
Net interest income after
               provision for loan loss          6,123         6,232         6,340         6,505
Other income (expense)                         (3,296)       (3,312)       (3,270)       (3,519)
                                          -----------   -----------   -----------   -----------
Net income before income taxes                  2,827         2,920         3,070         2,986
Income taxes                                      821           879           929           944
                                          -----------   -----------   -----------   -----------
Net income                                $     2,006   $     2,041   $     2,141   $     2,042
                                          ===========   ===========   ===========   ===========
Earnings per common share                 $      1.54   $      1.57   $      1.65   $      1.57
                                          ===========   ===========   ===========   ===========
Average common shares outstanding           1,300,000     1,300,000     1,300,000     1,300,000
                                          ===========   ===========   ===========   ===========

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matters.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENTS DISCLOSURE OF INTERNAL CONTROLS & PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Pursuant to Exchange Act Rule 13a-15, the company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Intergrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Plante & Moran, PLLC, the independent registered public accounting firm that audited the financial statements contained herein, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005.

There was no change in the company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

February 3, 2006

Farmers & Merchants Bancorp, Inc. and Subsidiaries

/s/ Paul S. Siebenmorgen
--------------------------------------------
Paul S. Siebenmorgen, President/CEO

/s/ Barbara J. Britenriker
--------------------------------------------
Barbara J. Britenriker, Chief Financial Officer

[PLANTE MORAN LOGO]                                         PLANTE & MORAN, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                               Tel: 248,375,7100
                                                               Fax: 248,375,7101
                                                                 plantemoran.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Farmers & Merchants Bancorp, Inc. and Subsidiaries
Archbold, Ohio

We have audited management's assessment included in the accompanying Report of Management on Farmers & Merchants Bancorp, Inc. and Subsidiaries Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based oh the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United State), the Consolidated Balance Sheets of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2005 and 2004
and the related consolidated statements of earnings, shareholders equity and cash flow for each of the three years in the period ended December 31, 2005 and our report dated February 17, 2006, expressed an unqualified opinion thereon.

                                              [PLANTE & MORAN, PLLC]

February 17, 2006
Auburn Hills, Michigan

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

      The information called for herein is presented below:

                                                                                          YEAR FIRST
                                                 PRINCIPAL OCCUPATION OR                    BECAME
NAME                                AGE       EMPLOYMENT FOR PAST FIVE YEARS               DIRECTOR
---------------------               ---   ----------------------------------------        ----------
Dexter Benecke                       63   President, Freedom Ridge, Inc                      1999
Joe E. Crossgrove                    69   Chairman of the Corporation and                    1992
                                          The Farmers & Merchants State Bank
Steven A. Everhart                   51   Secretary/Treasurer, MBC Holdings, Inc             2003
Robert G. Frey                       65   President, E.H. Frey & Sons, Inc.                  1987
Jack C. Johnson                      53   President, Hawk's Clothing, Inc.                   1991
Dean E. Miller                       62   President, MBC Holdings, Inc.                      1986
Anthony J. Rupp                      56   President, Rupp Furniture Co.                      2000
David P. Rupp Jr.                    64   Attorney                                           2001
James C. Saneholtz                   59   President, Saneholtz-McKarns, Inc.                 1995
Kevin J. Sauder                      45   President, Chief Executive Officer                 2004
                                          Sauder Woodworking Company
Merle J. Short                       65   President Promow, Inc.                             1987
Paul S. Siebenmorgen                 56   President and CEO fo the Corporation and           2005
                                          the Farmers & Merhcants State Bank
Steven J. Wyse                       61   Private Investor                                   1991
Dr. Betty K. Young                   50   President, Northwest State Community               2005
                                          College

                               EXECUTIVE OFFICERS

                                       Principal Occupation & offices Held with
Name                       Age 69      Corporation & Bank for Past Five Years
-----------------------    ------      -----------------------------------------

Joe E. Crossgrove            69        Chairman

Paul S. Siebenmorgan         56        President & Chief Executive Officer

Rex D. Rice                  47        Executive Vice President
                                       Senior Commercial Loan Officer

Edward A. Leininger          49        Executive Vice President
                                       Chief Operating Officer

Barbara J. Britenriker       44        Executive Vice President
                                       Chief Financial Officer

Richard J. Lis               64        Executive Vice President
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

A copy of the Corporation's Code is available on the website of the Bank (www.fm-bank.com). In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Paul S. Siebenmorgen, President, Chief Executive Officer and Treasurer of Farmers & Merchants Bancorp, Inc., 307-11 North Defiance Street, Archbold, Ohio 43502, and are asked to mark Code of Business Conduct and Ethics on the outside of the envelope containing the request.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 22, 2006, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 22, 2006, and is incorporated herein by reference.

On April 23, 2005 the Company's shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 200,000 of the Company's common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. During 2005, 1,000 shares of restricted stock were issued under the plan to 38 employees of the Bank. These grants will become completely vested in three years. Due to employee termination, there were 20 shares forfeited during 2005.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                          Number of securities
                                                                                          remaining available for
                                     Number of securities                                 future issuance under
                                     to be issued upon             Weighted-average       equity compensation
                                     exercise of outstanding       exercise price of      plans (excluding
                                     options, warrants and         outstanding options,   securities reflected in
                                     rights                        warrants and rights    column (a))
                                     (a)                           (b)                    (c)
---------------------------------    -----------------------       --------------------   -----------------------
Equity compensation plans                     0                            $0.00                  199,020
approved by security holders

Equity compensation plan                      0                            $0.00                        0
not approved by security
holders

Total                                         0                            $0.00                  199,020

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 22, 2006, and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 22, 2006, and is incorporated herein by reference.

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

                        (10.6) Change in Control Agreement executed by and between the Company and Richard J Lis on December 16, 2005 (incorporated by Reference to the Current Report on Form 8-K file with the Commission on December 16,2005).

                        (10.7)  2005 Long-Term Stock Incentive Plan
                                (incorporated by reference to the Quarterly
                                Report on Form 10-Q filed with the Commission on October 27, 2005)

                        (10.8) Form of Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27,
                                2005)

                        (21) Subsidiaries of Farmers & Merchants Bancorp, Inc.

                        (31.1) Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

                        (31.2) Certification of the Chief Financial Officer Required under Rule 13(a)- 14(a)/15d-14(a)

                        (32.1) Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        (32.2) Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        FARMERS & MERCHANTS BANCORP, INC

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, herunto duly authorized

                        By: /s/ Paul S. Siebenmorgen    Date: February 17, 2006
                            -------------------------
                            Paul S. Siebenmorgen
                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S Siebenmorgen        Date: February 17, 2006   /s/ Barbara J. Britenriker      Date: February 17, 2006
-----------------------                                  ------------------------------
Paul S Siebenmorgen                                      Barbara J. Britenriker
Chief Executive Officer                                  Chief Financial Officer
(Principal Executive Officer)                            (Principal Financial Officer
                                                         /Principal Accounting Officer)

/s/ Joe E. Crossgrove          Date: February 17, 2006   /s/ Jack C. Johnson             Date: February 17, 2006
-----------------------                                  ------------------------------
Joe E. Crossgrove                                        Jack C. Johnson, Director
Director & Chairman

/s/ Anthony J. Rupp            Date: February 17, 2006   /s/ Dean E. Miller              Date: February 17, 2006
-----------------------                                  ------------------------------
Anthony J. Rupp, Director                                Dean E. Miller, Director

/s/ David P. Rupp Jr.          Date: February 17, 2006   /s/ Steven A. Everhart          Date: February 17, 2006
-----------------------                                  ------------------------------
David P. Rupp Jr, Director                               Steven A. Everhart, Director

/s/ James Saneholtz            Date: February 17, 2006   /s/ Kevin J. Sauder             Date: February 17, 2006
-----------------------                                  ------------------------------
James Saneholtz, Director                                Kevin J. Sauder, Director

/s/ Merle J. Short             Date: February 17, 2006   /s/ Robert G. Frey              Date: February 17, 2006
-----------------------                                  ------------------------------
Merle J. Short, Director                                 Robert G. Frey, Director

/s/ Dexter Benecke             Date: February 17, 2006   /s/ Steven J. Wyse              Date: February 17, 2006
-----------------------                                  ------------------------------
Dexter Benecke, Director                                 Steven J. Wyse, Director

/s/ Dr. Betty Young            Date: February 17, 2006
-----------------------
Dr Betty Young, Director

                                  Exhibit Index

Exhibit             Description
-------             -----------------------------------------------------------

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