Form 10-Q
period 2006-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2006-04-27
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2006

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

   __________________________________________________________________________
             (Former name, former address and former fiscal year, if
                           changed since last report.)

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

Indicate by checkmark whether the registrant is an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [X]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value                                  1,299,624
           Class                                Outstanding as of April 26, 2006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                             Page
---------------                                                            -----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets-
               March 31, 2006, December 31, 2005                             1

            Condensed Consolidated Statements of Net Income-
               Three Months Ended March 31, 2006 and March 31, 2005          2

            Condensed Consolidated Statements of Cash Flows-
               Three Months Ended March 31, 2006 and March 31, 2005          3

            Notes to Condensed Financial Statements                          4

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    4-6

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       7

Item 4.     Controls and Procedures                                          8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                8

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds      8

Item 3.     Defaults Upon Senior Securities                                  8

Item 4.     Submission of Matters to a Vote of Security Holders              8

Item 5.     Other Information                                                8

Item 6.     Exhibits                                                         8

Signatures                                                                   9

Certifications Under Section 302                                           10-11

Exhibit 32. Additional Exhibit - Certifications Under Section 906            12

ITEM 1 FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                           (in thousands of dollars)

                                                       Mar 31, 2006   Dec 31, 2005
                                                       ------------   ------------
ASSETS:
Cash and due from banks                                  $ 14,123       $ 20,056
Interest bearing deposits with banks                          297          2,533
Federal funds sold                                          1,682              0
Investment Securities:
   U.S. Treasury                                            2,359          2,355
   U.S. Government                                        129,436        138,358
   State & political obligations                           57,634         62,891
   All others                                               3,892          3,838
Loans and leases (Net of reserve for loan losses of
   $5,344 and $5,388  respectively)                       472,831        458,704
Bank premises and equipment-net                            14,657         14,874
Accrued interest and other assets                          16,076         17,336
                                                         --------       --------
      TOTAL ASSETS                                       $712,987       $720,945
                                                         ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
      Noninterest bearing                                $ 49,202       $ 64,791
      Interest bearing                                    514,281        511,506
   Federal funds purchased and securities
      sold under agreement to repurchase                   25,436         21,158
   Other borrowed money                                    34,758         34,952
   Accrued interest and other liabilities                   5,537          5,950
                                                         --------       --------
      Total Liabilities                                   629,214        638,357
SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 1,500,000
      shares; issued 1,300,000 shares                      12,677         12,677
   Treasury Stock - 376 shares, Unearned stock
      awards 980 shares                                      (148)          (115)
   Undivided profits                                       73,301         71,933
   Accumulated other comprehensive income (expense)        (2,057)        (1,907)
                                                         --------       --------
      Total Shareholders' Equity                           83,773         82,588
LIABILITIES AND SHAREHOLDERS' EQUITY                     $712,987       $720,945
                                                         ========       ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2005 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                            Three Months Ended
                                                         -----------------------
                                                           Mar 31,      Mar 31,
                                                            2006         2005
                                                         ----------   ----------
INTEREST INCOME:
   Loans and leases                                      $    8,088   $    7,724
   Investment Securities:
      U.S. Treasury securities                                   18           35
      Securities of U.S. Government agencies                  1,250          932
      Obligations of states and political subdivisions          581          504
      Other                                                      58           40
   Federal funds                                                 69            1
   Deposits in banks                                              3           49
                                                         ----------   ----------
      Total Interest Income                                  10,067        9,285
INTEREST EXPENSE:
   Deposits                                                   3,569        2,682
   Borrowed funds                                               591          336
                                                         ----------   ----------
      Total Interest Expense                                  4,160        3,018
                                                         ----------   ----------
NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                  5,907        6,267
PROVISION FOR LOAN LOSSES                                       (50)          96
                                                         ----------   ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                  5,957        6,171
OTHER INCOME:
   Service charges                                              794          687
   Other                                                        610          592
   Net securities gains                                          20           --
                                                         ----------   ----------
                                                              1,424        1,279
OTHER EXPENSES:
   Salaries and wages                                         2,000        2,047
   Pension and other employee benefits                          629          537
   Occupancy expense (net)                                      135          163
   Other operating expenses                                   1,852        1,958
                                                         ----------   ----------
                                                              4,616        4,705
                                                         ----------   ----------
INCOME BEFORE FEDERAL INCOME TAX                              2,765        2,745
FEDERAL INCOME TAXES                                            747          712
                                                         ----------   ----------
NET INCOME                                                    2,018        2,033
                                                         ==========   ==========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                     (150)      (1,475)
COMPREHENSIVE INCOME (EXPENSE)                           $    1,868   $      558
NET INCOME PER SHARE                                     $     1.55         1.56
   Based upon average weighted shares outstanding of:     1,298,980    1,300,000
DIVIDENDS DECLARED                                       $     0.50   $     0.45

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end. See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                              Three Months Ended
                                                             -------------------
                                                              Mar 31,    Mar 31,
                                                               2006       2005
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  2,018   $  2,033
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation and amortization                            276        302
         Premium amortization                                     228        314
         Discount amortization                                    (81)       (25)
         Provision for loan losses                                (50)        96
         Provision (Benefit) for deferred income taxes             77        760
         Gain (Loss) on sale of fixed assets                      (32)         4
         Gain on sale of investment securities                    (20)        --
         Changes in Operating Assets and Liabilities:
            Accrued interest receivable and other assets        1,452       (699)
            Accrued interest payable and other liabilities       (413)      (295)
                                                             --------   --------
      Net Cash Provided by Operating Activities                 3,455      2,490
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                           (27)      (212)
   Net (increase) decrease in Federal Funds Sold               (1,682)
   Proceeds from sale of fixed assets                                         --
   Proceeds from maturities of investment securities:          14,106      4,870
   Proceeds from sale of investment securities:                 4,777         --
   Purchase of investment securities                           (5,114)   (12,565)
   Net (increase) decrease in loans and leases                (14,077)     3,204
                                                             --------   --------
      Net Cash Provided (Used) by Investing Activities         (2,017)    (4,703)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                        (12,814)    (3,268)
   Net change in short-term borrowings                          4,278       (248)
   Increase in long-term borrowings                                --         --
   Payments on long-term borrowings                              (194)      (211)
   Purchase of Treasury Stock                                     (33)        --
   Payments of dividends                                         (844)      (715)
                                                             --------   --------
      Net Cash Provided (Used) by Financing Activities         (9,607)    (4,442)
                                                             --------   --------
Net change in cash and cash equivalents                        (8,169)    (6,655)
Cash and cash equivalents - Beginning of year                  22,589     24,256
                                                             --------   --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                  $ 14,420   $ 17,601
                                                             ========   ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                              $ 14,123   $ 14,843
   Interest bearing deposits                                      297      2,758
                                                             --------   --------
                                                             $ 14,420   $ 17,601
                                                             ========   ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

     NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that are expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

     LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

     The bank experienced an improvement in loan growth during the first quarter with loans increasing approximately $14.1 million. The loan increase was funded by utilizing cash of $6.5 million and decreasing the investment portfolio by $14 million. The loan to deposit ratio increased to 83.9% at quarter end from 82.1% as of December 31, 2005. Both sides of the percentage were impacted - one, the loan growth and the other, a decrease in deposits of almost $13 million during the first quarter.

     Loan growth was accomplished through an increase in purchased participations with other banks and a renewed focus on the bank's customer calling program. Loan quality remained strong, evidenced by the decreased need for additional loan provision due to improved past due ratios and decreased non-performing loans. The largest area of growth occurred in the commercial real estate portfolio, growing well over $26.5 million in the first quarter, to a quarter ending balance of $140 million. This represented new loans through the participations and a couple of the Bank's customers expanding their operations through construction of additional facilities. The next largest area of fluctuataion was in the consumer real estate which decreased by $11.8 million in the first quarter. Though the bank has increased the volume of home equity loans, the balances have not been utilized. Customers have looked to lock in rates, moving from variable to fixed rates loans in the secondary market. The remainder of the loan portfolio experienced only minor fluctuations.

     The decrease in deposits was expected as the bank had a large customer balance during the fourth quarter of 2005 that was known to be temporary. The largest decrease shows in the transaction accounts of $10 million. Certificates of deposit also decreased $5.5 million as the bank offered only promotional CD's. This strategy was used to lessen the increased cost of funds being driven by the Federal Reserve Federal Funds rate increases. The flat yield curve has also made deposit pricing difficult.

     The tightening of the net interest rate margin during the first quarter has caused the bank to look closely at its operating efficiency. With net interest income decreasing, as the cost of funds have increased higher than the yield on the earning assets, non-interest items are coming under scrutiny. The success of the addition of non-interest income in 2005 was accomplished by providing Overdraft Privilege. The Company continues to look for opportunities to provide services our customers want that aid in the profitability of the Company also. The bank has also focused its attention on the non-interest expense side of the income statement.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Management has reviewed allocation of staff and has accomplished reduction through normal attrition. In March, the transaction accounts were restructured to add simplicity to the portfolio. Types of checking accounts have been decreased from fifteen to a basic four. This aids in customer understanding and improves the marketing of the accounts. A conversion on existing accounts takes place during April.

     The income statement shows the effects of the tightening of our interest margin and decrease in asset size. Net interest income is lower by $360 thousand for the three months ended March 2006 compared to March 2005. The tightening of the margin has mirrored the interest rate risk testing done throughout 2005 and 2006.

     The Company's net income after tax shows a slight decrease of $15 thousand from same period last year. A $50 thousand reversal in the loan loss provision for 2006 creates a $146 thousand swing to income as March 2005 had a $96 thousand expense. The Company does not foresee the reversals continuing in 2006 to the extent that it had in 2005 ($425 thousand for the full year). An increase in the allowance due to loan growth is expected to outpace any reduction in the allowance caused from asset quality improvement.

     The Company purchased 356 shares of stock during the first quarter, impacting the outstanding shares during the quarter. Additional purchases are planned to provide the Company share to use for the employee stock award plan. The Board of Directors had approved additional purchases up to 5,000 shares.

     The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                       12.84%
Tier I Leverage Ratio               11.97%
Risk Based Capital Tier 1           16.73%
Total Risk Based Capital            17.94%
Stockholders' Equity/Total Assets   11.75%

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Shock on                                    Interest Rate Shock on
Net Interest Margin                                       Net Interest Income

Net Interest     % Change to      Rate        Rate       Cumulative    % Change to
Margin (Ratio)    Flat Rate    Direction   Changes by   Total ($000)    Flat Rate
--------------   -----------   ---------   ----------   ------------   -----------
     3.69%         -6.059%      Rising        3.000%        6,537        -5.868%
     3.77%         -4.044%      Rising        2.000%        6,673        -3.913%
     3.85%         -2.058%      Rising        1.000%        5,806        -1.986%
     3.93%          0.000%      Flat          0.000%        6,944         0.000%
     3.95%          0.685%      Falling      -1.000%        6,978         0.481%
     3.89%         -0.868%      Falling      -2.000%        6,849        -1.374%
     3.82%         -2.653%      Falling      -3.000%        6,700        -3.522%

     With the Federal Reserve Federal Funds rate increases over the last year, the rates have risen high enough that the Bank shows an improvement in the shock report should rates fall 100 basis points. This is because more liabilities could actually adjust down 100 basis points than before. A 200 basis point negative swing however, is still more of a swing than the rate on many of the liabilities. There can be no adjustment below paying 0% on a deposit. The Company can afford to take some additional risk with minimal consequences as the chart shows. The concern lies in the flat rate continuing to decrease as compared to previous quarters. The previous shock reports have consistantly shown a tightening of the Company margin would occur as rates increased. With the current outlook for additional rate increases by the Federal Reserve, the Company will continue to loose net interest income. Net interest margin shows 3.93% as of end of quarter compared to showing 4.04% as of December 31, 2005 in the predicted flat rate environment.

     The net interest margin represents the forecasted twelve month margin. The predictions to the effect of an interest rate increase in the short term have occurred. The current margin has tightened throughout 2005 and 2006. The Company is incorporating a strategy to improve the profitability (net interest margin) through growth.

ITEM 4 CONTROLS AND PROCEDURES

     As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company's internal controls that occurred for the quarter ended March 31, 2006.

PART II

ITEM 1 LEGAL PROCEEDINGS

     None

     1A RISK FACTORS

     None

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                       (c) Total Number of Shares      (d) Maximum Number of Shares
             (a) Total Number    (b) Average Price   Purchased as Part of Publicly   that may yet be purchased under
 Period    of Shares Purchased     Paid per Share      Announced Plan or Progams           the Plans or Programs
 ------    -------------------   -----------------   -----------------------------   -------------------------------
03/01/06
   to              356                 $91.50                     356                             4,644
03/31/06

     The Board of Directors approved the repurchase of 5,000 shares of its outstanding shares of common stock on December 19, 2005. The purchases can be conducted throughout 2006.

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

                                        Farmers & Merchants Bancorp, Inc.,


Date: April 26, 2006                    By: /s/ Paul S. Siebenmorgen
                                            ------------------------------------
                                            Paul S. Siebenmorgen
                                            President and CEO


Date: April 26,2006                     By: /s/ Barbara J. Britenriker
                                            ------------------------------------
                                            Barbara J. Britenriker
                                            Exec. Vice-President and CFO

                                 EXHIBIT INDEX

EXHIBIT NO.                           EXHIBIT DESCRIPTION
-----------                           -------------------
     3.1      Articles of Incorporation of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)
     3.2      Code of Regulations of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the
              Commission on May 10, 2004)
    31.1      Rule 13-a-14(a) Certification - CEO
    31.2      Rule 13-a-14(a) Certification - CFO
    32.1      Section 1350 Certification - CEO
    32.2      Section 1350 Certification - CFO