Form 10-Q
period 2006-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2006-08-01
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

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

    _________________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value                                  5,189,000
           Class                                 Outstanding as of July 28, 2006

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

 Form 10-Q
   Items                                                                    Page
-----------                                                                -----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets-
                 June 30, 2006, December 31, 2005, June 30, 2005               1

              Condensed Consolidated Statements of Net Income-
                 Three Months and Six Months Ended June 30, 2006 and
                 June 30, 2005                                                 2

              Condensed Consolidated Statements of Cash Flows-
                 Six Months Ended June 30, 2006 and June 30, 2005              3

              Notes to Condensed Financial Statements                          4

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         4-6

Item 3.       Market Risk                                                      7

Item 4.       Controls and Procedures                                          8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                8

Item 1A.      Risk Factors                                                     8

Item 2.       Unregistered Sales of Equity Securities and Use of
                 Proceeds                                                      8

Item 3.       Defaults Upon Senior Securities                                  8

Item 4.       Submission of Matters to a Vote of Security Holders            8-9

Item 5.       Other Information                                                9

Item 6.       Exhibits                                                         9

Signatures                                                                    10

Exhibit 3.1   Amended Articles of Incorporation of Farmers & Merchants
                 Bancorp, Inc.                                             11-13

Certifications Under Section 302                                           14-15

Exhibit 32.   Additional Exhibit - Certifications Under Section 906           16

ITEM 1 FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                       June 30, 2006   Dec 31, 2005
                                                                       -------------   ------------
ASSETS:
Cash and due from banks                                                  $ 15,221        $ 20,056
Interest bearing deposits with banks                                          311           2,533
Federal funds sold                                                            822               0
Investment Securities:
   U.S. Treasury                                                            2,366           2,355
   U.S. Government                                                        110,113         138,358
   State & political obligations                                           54,717          62,891
   All others                                                               3,947           3,838
Loans and leases (Net of reserve for loan losses of
   $5,268 & $5,388 respectively)                                          485,209         458,704
Bank premises and equipment-net                                            14,507          14,874
Accrued interest and other assets                                          16,771          17,336
                                                                         --------        --------
         TOTAL ASSETS                                                    $703,984        $720,945
                                                                         ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
         Noninterest bearing                                             $ 49,867        $ 64,791
         Interest bearing                                                 493,497         511,506
   Federal funds purchased and securities
      sold under agreement to repurchase                                   40,774          21,158
   Other borrowed money                                                    29,562          34,952
   Accrued interest and other liabilities                                   6,077           5,950
                                                                         --------        --------
      Total Liabilities                                                   619,777         638,357

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 6,500,000
      shares; issued 5,189,000 shares                                      12,677          12,677
   Treasury Stock - 7,080 shares, Unearned stock awards 3,920 shares
      and for Dec. 31, 2005 - 80 shares, Unearned stock 3,920 shares         (279)           (115)
   Undivided profits                                                       74,491          71,933
   Accumulated other comprehensive income (expense)                        (2,682)         (1,907)
                                                                         --------        --------
      Total Shareholders' Equity                                           84,207          82,588

LIABILITIES AND SHAREHOLDERS' EQUITY                                     $703,984        $720,945
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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                              Three Months Ended               Six Months Ended
                                                        -----------------------------   -----------------------------
                                                        June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                                        -------------   -------------   -------------   -------------
INTEREST INCOME:
   Loans and leases                                      $    8,654      $    7,615      $   16,742      $   15,339
   Investment Securities:
      U.S. Treasury securities                                   18              32              36              67
      Securities of U.S. Government agencies                  1,109             965           2,359           1,897
      Obligations of states and political subdivisions          538             508           1,118           1,012
      Other                                                      51              44             109              85
   Federal funds                                                 31              --             101               1
   Deposits in banks                                              3              42               6              91
                                                         ----------      ----------      ----------      ----------
         Total Interest Income                               10,404           9,206          20,471          18,492
INTEREST EXPENSE:
   Deposits                                                   3,733           2,796           7,301           5,478
   Borrowed funds                                               652             363           1,243             699
         Total Interest Expense                               4,385           3,159           8,544           6,177
NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                  6,019           6,047          11,927          12,315
PROVISION FOR LOAN LOSSES                                        15            (205)            (35)           (109)
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                  6,004           6,252          11,962          12,424
OTHER INCOME:
   Service charges                                              952             978           1,746           1,665
   Other                                                        698             689           1,308           1,281
   Net securities gains (losses)                                (29)             --              (9)             --
                                                         ----------      ----------      ----------      ----------
                                                              1,621           1,667           3,045           2,946
OTHER EXPENSES:
   Salaries and wages                                         2,100           2,147           4,100           4,194
   Pension and other employee benefits                          604             564           1,233           1,100
   Occupancy expense (net)                                      159             166             294             329
   Other operating expenses                                   2,074           2,033           3,926           3,992
                                                         ----------      ----------      ----------      ----------
                                                              4,937           4,910           9,553           9,615
                                                         ----------      ----------      ----------      ----------
INCOME BEFORE FEDERAL INCOME TAX                              2,688           3,009           5,454           5,755
FEDERAL INCOME TAXES                                            721             803           1,468           1,515
                                                         ----------      ----------      ----------      ----------
NET INCOME                                                    1,967           2,206           3,986           4,240
                                                         ==========      ==========      ==========      ==========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                     (624)            835            (774)           (640)
COMPREHENSIVE INCOME (EXPENSE)                           $    1,343      $    3,041      $    3,212      $    3,600

NET INCOME PER SHARE                                     $     0.38      $     0.42      $     0.77      $     0.82
   Based upon average weighted shares outstanding of:     5,192,689       5,200,000       5,194,304       5,200,000
DIVIDENDS DECLARED                                       $     0.15      $     0.11      $     0.28      $     0.23

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                    Six Months Ended
                                                             -----------------------------
                                                             June 30, 2006   June 30, 2005
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  3,986        $  4,240
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation and amortization                              554             604
         Premium amortization                                       404             616
         Discount amortization                                     (148)            (54)
         Provision for loan losses                                  (35)           (109)
         Provision (Benefit) for deferred income taxes               --             330
         Gain (Loss) on sale of fixed assets                        (31)             33
         (Gain) Loss on sale of investment securities                 9              --
         Changes in Operating Assets and Liabilities:
            Accrued interest receivable and other assets            964            (634)
            Accrued interest payable and other liabilities          163             736
                                                               --------        --------
      Net Cash Provided by Operating Activities                   5,866           5,762
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            (156)           (380)
   Net (increase) decrease in Federal Funds Sold                   (822)             --
   Proceeds from sale of fixed assets                                --              --
   Proceeds from maturities of investment securities:            35,431          15,114
   Proceeds from sale of investment securities:                   4,777              --
   Purchase of investment securities                             (5,318)        (20,053)
   Net (increase) decrease in loans and leases                  (26,470)          8,460
                                                               --------        --------
      Net Cash Provided (Used) by Investing Activities            7,442           3,141
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                          (32,933)        (12,127)
   Net change in short-term borrowings                           19,616           1,050
   Increase in long-term borrowings                                  --              --
   Payments on long-term borrowings                              (5,390)           (425)
   Purchase of Treasury stock                                      (164)             --
   Payments of dividends                                         (1,494)         (1,300)
                                                               --------        --------
      Net Cash Provided (Used) by Financing Activities          (20,365)        (12,802)
                                                               --------        --------
Net change in cash and cash equivalents                          (7,057)         (3,899)
Cash and cash equivalents - Beginning of year                    22,589          24,256
                                                               --------        --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                    $ 15,532        $ 20,357
                                                               ========        ========

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                                $ 15,221        $ 15,409
   Interest bearing deposits                                        311           4,948
                                                               --------        --------
                                                               $ 15,532        $ 20,357
                                                               ========        ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

     NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that are expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

     The Company's Board of Directors declared a 4 for 1 stock split effective May 12, 2006. Therefore, all references in the financial statements and other disclosures related to the number of shares and per share amounts of the Company's stock have been retroactively restated to reflect the increased number of shares outstanding.

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

     LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

     The bank experienced continued improvement in loan growth in the second quarter of $12 million, which is very similar to the first quarter of $14 million for a year to date total of $26 million. Commercial loans were the largest contributor to the portfolio with a second quarter increase of $13 million. Commercial real estate increased by $4 million in the quarter and all other loans in the portfolio experienced only minor increases or decreases. The average year to date loan to deposit ratio at second quarter end was 83.6% while the first quarter end was 81.3% and December was at 82.1%. The bank continued to decrease their investment portfolio by $22 million in the second quarter, combined with the $14 million from the first quarter, for a total of $36 million to help fund the loan growth. This was a better alternative than raising more expensive money in the CD markets. Overall, the Company assets are down $9.0 million from month end March 2006 and $17.4 million to year end December 2005.

     The reserve for possible loan loss was decreased in the second quarter due to the continued improvement in past due ratios coupled with strong loan quality in the portfolio. The past due ratios by month end were June at 0.73%, month end March at 1.16% and month end December at 1.37% respectively.

     Deposit production was down $20 million in the second quarter, while the first quarter was down $13 million for a year to date total of $33 million. The bank was not the most aggressive in pricing due to the availability of the investment portfolio and expensive competitor rates. This decrease comes mainly from the consumer portfolio CD base. The bank carried a "special" throughout the quarter. The bank focused on having or establishing a relationship (checking) account tied to CD programs. The goal was to offset the expensive CD money with a lower cost of funds and generate the opportunity for additional fee income. While CD's have left, checking accounts have increased approximately $1.5 million compared to a year ago. The program has brought to light just how many customers are rate shoppers only, without maintaining a full relationship.

     The Company continues to look for opportunities to provide services our customers want that aid in the profitability of the company. The net interest margin for December 2005 was at 3.79% with March dropping to 3.66% and June's being 3.70%. Some impact with the increase in loans has helped off set the higher cost of funds being impacted by continued Fed rate increases. The bank continues to focus it's attention on non interest income and ways to reduce the non interest expense side.

     The Board of Directors proposed and recommended to the stockholders of the Company, an increase in the number of shares of stock in the Company. They presented a 4:1 stock split and the stockholders voted in favor of the increased number of authorized shares to facilitate the split which was done on May 12, 2006.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The income statement shows the effects of the tightening of the interest margin. Interest income for the six months ended June 2006 was $20.4 million while June 2005 was $18.5 million or $1.9 million increase which reflects the increase in the loan portfolio balances and higher loan rates. This is however off set by increased interest rates on deposits of $2.3 million for a net interest decrease of $400 thousand over the six months ended June year to year.

     Total non interest income reflects a 6.5% increase over the six months of June 2006 and June 2005. The primary contributions to the $187 thousand increase were in customer service fees, overdraft checking charges and gain on sale of assets. The total non interest expense reflects only a 1.3% increase or $121 thousand for the six months ended June 2006 to June 2005 time frames. Employee group insurance cost continues to go up, just the same as for all companies across the United States. Consulting fees on the overdraft checking program are higher for the six months ended June 2006 compared to June 2005. The bank was able to decrease or control some areas of expense compared to the prior year period. Auditing & examinations were $78 thousand lower, FDIC assessments were $90 thousand less due to lower rates in the current year. The provision for overdraft losses was much less in the six months ended June 2006 with being in the second year of offering overdraft privilege. Provision was higher in 2005 with the establishment of the original reserve for the overdraft privilege program.

     The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                       13.13%
Tier I Leverage Ratio               12.26%
Risk Based Capital Tier 1           16.55%
Total Risk Based Capital            17.72%
Stockholders' Equity/Total Assets   11.96%

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

 Interest Rate Shock on Net                             Interest Rate Shock on Net
       Interest Margin                                        Interest Income
----------------------------                            --------------------------
 Net Interest    % Change to      Rate        Rate       Cumulative    % Change to
Margin (Ratio)    Flat Rate    Direction   Changes by   Total ($000)    Flat Rate
--------------   -----------   ---------   ----------   ------------   -----------
     3.81%         -6.623%     Rising         3.000%       13,507        -6.981%
     3.90%         -4.388%     Rising         2.000%       13,848        -4.633%
     3.99%         -2.180%     Rising         1.000%       14,186        -2.306%
     4.08%          0.000%     Flat           0.000%       14,521         0.000%
     4.07%         -0.279%     Falling       -1.000%       14,484        -0.251%
     4.03%         -1.215%     Falling       -2.000%       14,280        -1.661%
     3.96%         -2.772%     Falling       -3.000%       13,980        -3.726%

     A slight improvement has occurred in the net interest margin in the flat rate environment as predicted due to loan growth. Current predicted margin in a flat rate environment is 4.08% as compared to March's 3.93%. All levels of exposure are well within the guidelines set by the risk committee. With the well capitalized position of the Company along with the low amount of risk indicated by the shock table, the Company can take some additional risk with minimal consequences. The bank will continue to analyze if a slight leveraging of the balance sheet by borrowing funds would be beneficial to fund loan growth or if raising the dollars within the communities that are served would be more economical.

     The net interest margin represents the forecasted twelve month margin. All of the predicted rates are higher than the current net interest margin, indicating the bank will continue to see improvement in the margin. As noted previously, the bank has experienced a slight improvement in the net interest margin in the second quarter as compared to the first. The Company remains committed to improve profitability through growth, both within the loan portfolio and in core deposits. Changing the mix and yields to improve profitability is the strategy the Company will continue to follow.

ITEM 4 CONTROLS AND PROCEDURES

     As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company's internal controls that occurred for the quarter ended June 30, 2006.

PART II

ITEM 1 LEGAL PROCEEDINGS

     None

ITEM 1A There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                        (c) Total Number of Shares      (d) Maximum Number of Shares
              (a) Total Number    (b) Average Price   Purchased as Part of Publicly   that may yet be purchased under
  Period    of Shares Purchased     Paid per Share      Announced Plan or Progams          the Plans or Programs
---------   -------------------   -----------------   -----------------------------   -------------------------------
4/1/2006
to
4/30/2006            --                     --                      --                           18,576

5/01/2006
to
5/31/2006          4,000                $23.75                   4,000                           14,576

6/01/2006
    to
6/30/2006          1,576                $23.00                   1,576                           13,000
                   -----                ------                   -----                           ------
Total              5,576                $23.54                   5,576(1)                        13,000(2)
                   =====                ======                   =====                           ======

(1) The Company purchased these shares pursuant to a stock repurchase program publicly announced on December 19, 2005. On that date, the Board of Directors authorized the repurchase of 5,000 common shares between January 1, 2006 and December 31, 2006.

(2) The four-for one stock split effected by the Board of Directors on May 12, 2006 effectively increased the aggregate number of shares authorized for repurchase to 20,000.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc. was held on April 22, 2006. The following directors were elected to a new term of office:

Dexter L. Benecke
Joe E. Crossgrove
Steven A. Everhart
Robert G. Frey
Jack C. Johnson
Dean E. Miller
Anthony J. Rupp
David P. Rupp Jr.
James C. Saneholtz
Kevin J. Sauder
Merle J. Short
Paul S. Siebenmorgen
Steven J. Wyse
Betty K. Young

     Matters voted on at this meeting were:

     1. A proposal to increase the number of Authorized Common Shares to 6.5 million. The results of the voting on this proposal are as follows:

   For      Against   Passed
---------   ------    ------

1,023,201   104,174      X

     2. A proposal to amend the Corporation's Articles of Incorporation to allow future amendment thereto by a 66 2/3% vote of the shares voted, but not less than a Simple Majority of all of the voting power of the Corporation.

     The results of the voting on this proposal are as follows:

  For     Against   Broker Non-Vote   Passed
-------   -------   ---------------   ------
929,462   142,004        55,909          X

     3. A proposal to elect fourteen (14) directors of the Corporation

     The results of the voting on this proposal are as follows:

                          For      Withhold
                       ---------   --------
Dexter L. Benecke      1,122,165     5,210
Joe E. Crossgrove      1,119,456     7,919
Steven A. Everhart     1,106,351    21,024
Robert G. Frey         1,104,366    23,009
Jack C. Johnson        1,104,034    23,341
Dean E. Miller         1,122,340     5,035
Anthony J. Rupp        1,099,764    27,611
David P. Rupp Jr.      1,119,571     7,804
James C. Saneholtz     1,113,971    13,404
Kevin J. Sauder        1,103,632    23,743
Merle J. Short         1,121,590     5,785
Paul S. Siebenmorgen   1,101,100    26,275
Steven J. Wyse         1,112,333    15,042
Betty K. Young         1,073,526    53,849


ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

3.1    Amended Articles of Incorporation of the Registrant

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

                                        Farmers & Merchants Bancorp, Inc.,


Date: July 26, 2006                     By: /s/ Paul S. Siebenmorgen
                                            ------------------------------------
                                            Paul S. Siebenmorgen
                                            President and CEO


Date: July 26, 2006                     By: /s/ Barbara J. Britenriker
                                            ------------------------------------
                                            Barbara J. Britenriker
                                            Exec. Vice-President and CFO

                                  EXHIBIT INDEX

Exhibit No.                              Description
-----------                              -----------
 3.1          Amended Articles of Incorporation of the Registrant

 3.2 Code of Regulations of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1          Rule 13-a-14(a) Certification -CEO

31.2          Rule 13-a-14(a) Certification -CFO

32.1          Section 1350 Certification - CEO

32.2          Section 1350 Certification - CFO