Form 10-Q
period 2006-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2006-11-01
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

________________________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report.)

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

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                        ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value                                 5,176,000
           Class                              Outstanding as of October 25, 2006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.

                                      INDEX

Form 10-Q Items                                                                            Page
---------------                                                                           -----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets-
                     Sept 30, 2006, December 31, 2005                                         1

                  Condensed Consolidated Statements of Net Income-
                     Three Months and Nine Months Ended Sept 30, 2006 and Sept 30, 2005       2

                  Condensed Consolidated Statements of Cash Flows-
                     Nine Months Ended Sept 30, 2006 and Sept 30, 2005                        3

                  Notes to Condensed Financial Statements                                     4

Item 2.           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                              4-6

Item 3.           Market Risk                                                                 7

Item 4.           Controls and Procedures                                                     8

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                           8

Item 1A.          Risk Factors                                                                8

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                 8

Item 3.           Defaults Upon Senior Securities                                             8

Item 4.           Submission of Matters to a Vote of Security Holders                         8

Item 5.           Other Information                                                           8

Item 6.           Exhibits                                                                    8

Signatures                                                                                    9

Certifications Under Section 302                                                          10-11

Exhibit 32.       Additional Exhibit - Certifications Under Section 906                      12

ITEM 1 FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                         Sept 30, 2006   Dec 31, 2005
                                                                         -------------   ------------
ASSETS:
Cash and due from banks                                                    $ 15,652        $ 20,056
Interest bearing deposits with banks                                            306           2,533
Federal funds sold                                                              512               0
Investment Securities:
   U.S. Treasury                                                              2,382           2,355
   U.S. Government                                                          113,558         138,358
   State & political obligations                                             50,892          62,891
   All others                                                                 4,004           3,838
Loans and leases (Net of reserve for loan losses of
   $5,716 & $5,388 respectively)                                            490,787         458,704
Bank premises and equipment-net                                              14,314          14,874
Accrued interest and other assets                                            16,042          17,336
                                                                           --------        --------
         TOTAL ASSETS                                                      $708,449        $720,945
                                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES:
   Deposits:
         Noninterest bearing                                               $ 50,889        $ 64,791
         Interest bearing                                                   505,733         511,506
   Federal funds purchased and securities
      sold under agreement to repurchase                                     30,844          21,158
   Other borrowed money                                                      28,963          34,952
   Accrued interest and other liabilities                                     5,432           5,950
                                                                           --------        --------
      Total Liabilities                                                     621,861         638,357

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 6,500,000
      shares; issued 5,176,000 shares                                        12,677          12,677
   Treasury Stock - 24,000 shares, Unearned stock awards 9,720 shares
      and for Dec. 31, 2005 -  80 shares, Unearned stock 3,920 shares          (569)           (115)
   Undivided profits                                                         75,830          71,933
   Accumulated other comprehensive income (expense)                          (1,350)         (1,907)
                                                                           --------        --------
      Total Shareholders' Equity                                             86,588          82,588

LIABILITIES AND SHAREHOLDERS' EQUITY                                       $708,449        $720,945
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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                               Three Months Ended              Nine Months Ended
                                                         -----------------------------   -----------------------------
                                                         Sept 30, 2006   Sept 30, 2005   Sept 30, 2006   Sept 30, 2005
                                                         -------------   -------------   -------------   -------------
INTEREST INCOME:
   Loans and leases                                       $    9,035      $    7,794      $   25,778      $   23,133
   Investment Securities:
      U.S. Treasury securities                                    19              34              56             100
      Securities of U.S. Government agencies                   1,045             960           3,404           2,857
      Obligations of states and political subdivisions           515             508           1,633           1,521
      Other                                                       57              46             166             130
   Federal funds                                                  57              --             158               1
   Deposits in banks                                               3              42              10             132
                                                          ----------      ----------      ----------      ----------
         Total Interest Income                                10,731           9,384          31,205          27,874
INTEREST EXPENSE:
   Deposits                                                    4,126           3,058          11,427           8,537
   Borrowed funds                                                711             384           1,955           1,083
         Total Interest Expense                                4,837           3,442          13,382           9,620
NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                   5,894           5,942          17,823          18,254
PROVISION FOR LOAN LOSSES                                        652            (352)            617            (461)
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                   5,242           6,294          17,206          18,715
OTHER INCOME:
   Service charges                                               977           1,041           2,723           2,706
   Other                                                         651             624           1,958           1,904
   Net securities gains (losses)                                  (1)              5              (9)              5
                                                          ----------      ----------      ----------      ----------
                                                               1,627           1,670           4,672           4,615
OTHER EXPENSES:
   Salaries and wages                                          2,093           2,197           6,194           6,391
   Pension and other employee benefits                           599             585           1,832           1,685
   Occupancy expense (net)                                       192             157             486             486
   Other operating expenses                                    1,079           1,976           5,005           5,968
                                                          ----------      ----------      ----------      ----------
                                                               3,963           4,915          13,517          14,530
                                                          ----------      ----------      ----------      ----------
INCOME BEFORE FEDERAL INCOME TAX                               2,906           3,049           8,361           8,800
FEDERAL INCOME TAXES                                             789             821           2,257           2,336
                                                          ----------      ----------      ----------      ----------
NET INCOME                                                     2,117           2,228           6,104           6,464
                                                          ==========      ==========      ==========      ==========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                     1,331            (449)            557          (1,090)
COMPREHENSIVE INCOME (EXPENSE)                            $    3,448      $    1,779      $    6,661      $    5,374
NET INCOME PER SHARE                                      $     0.41      $     0.43      $     1.18      $     1.24
   Based upon average weighted shares outstanding of:      5,185,883       5,198,956       5,191,832       5,199,648
DIVIDENDS DECLARED                                        $     0.15      $     0.12      $     0.43      $     0.34

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                   Nine Months Ended
                                                             -----------------------------
                                                             Sept 30, 2006   Sept 30, 2005
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  6,104        $  6,464
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation and amortization                              839             910
         Premium amortization                                       535             890
         Discount amortization                                     (211)            (99)
         Provision for loan losses                                  617            (461)
         Provision (Benefit) for deferred income taxes               --             561
         (Gain) Loss on sale of fixed assets                         26              38
         (Gain) Loss on sale of investment securities                 9              (5)
         Changes in Operating Assets and Liabilities:
            Accrued interest receivable and other assets          1,061          (1,412)
            Accrued interest payable and other liabilities         (517)          1,079
                                                               --------        --------
      Net Cash Provided by Operating Activities                   8,463           7,965
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            (305)           (472)
   Net (increase) decrease in Federal Funds Sold                   (512)             --
   Proceeds from sale of fixed assets                                --              --
   Proceeds from maturities of investment securities:            37,457          25,118
   Proceeds from sale of investment securities:                  19,006              --
   Purchase of investment securities                            (19,336)        (38,679)
   Net (increase) decrease in loans and leases                  (32,700)         12,378
                                                               --------        --------
      Net Cash Provided (Used) by Investing Activities            3,610          (1,655)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                          (19,675)        (10,219)
   Net change in short-term borrowings                            9,686           1,957
   Increase in long-term borrowings                                  --           5,000
   Payments on long-term borrowings                              (5,989)         (1,041)
   Purchase of Treasury stock                                      (454)             --
   Payments of dividends                                         (2,272)         (1,885)
                                                               --------        --------
      Net Cash Provided (Used) by Financing Activities          (18,704)         (6,188)
                                                               --------        --------
Net change in cash and cash equivalents                          (6,631)            122
Cash and cash equivalents - Beginning of year                    22,589          24,256
                                                               --------        --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                    $ 15,958        $ 24,378
                                                               ========        ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                                $ 15,652        $ 15,181
   Interest bearing deposits                                        306           9,197
                                                               --------        --------
                                                               $ 15,958        $ 24,378
                                                               ========        ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that are expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

Commercial loans grew again in the third quarter 2006 by $2.6 million from the second quarter which showed a $13 million improvement over the first quarter of 2006. Commercial real estate grew $4.1 million in the third quarter 2006 which reflects a steady improvement also, as the second quarter also improved by $3.9 million. The agricultural portfolio regained $1.8 million of the $3.2 million decline experienced in the second quarter 2006 period. Consumer loans slid downward by $1.0 million which was very similar to the second quarter decline of $1.2 million. Despite some declines quarter over quarter the total loan portfolio increased by $5.6 million which improves the year to date increase by $31.6 million for the year. The bank's goal is still to improve the total loan portfolio with quality loans. The average year to date loan to deposit ratio at third quarter end was 85.2 %, second quarter was at 83.6 %, first quarter was at
81.3 % and December 2005 was at 82.1% respectfully.

The past due ratios by quarter ends were September 0.80 %, for June at 0.73 %, for March at 1.16 % and month ended December 2005 at 1.37% respectfully. This continuous improvement in past due ratios reflects the importance of making good quality loans while increasing the loan portfolio mentioned above.

The bank was less aggressive in lowering the total securities portfolio in the third quarter with only a $311 thousand change in the quarter. The second quarter decreased by $22 million combined with the $14 million first quarter for a total year to date amount of $36.3 million to help to fund loan growth. This was a better alternative than raising more expensive money in the CD markets. The bank's assets grew by $5.9 million over the second quarter but are still $11.5 million lower than at year end December 2005.

Deposit production reversed direction in the third quarter increasing by $13.3 million while the second quarter decreased by $20 million and the first quarter was down $13 million. The bank did not want to see any further CD monies leaving the bank as was experienced in the prior quarters. The bank continued to carry "special CD promotion programs" throughout the quarter. The bank focused on having or establishing a relationship (check) account tied to these CD programs.

The net interest margin for September was 3.68 %, June was 3.70 %, March dropped to 3.66 % and December 2005 was at 3.79 % respectfully. The Federal Reserve has chosen to not increase their rate and it is hoped that this trend will continue out into the future for awhile. The bank continues to focus it's attention on non-interest income and ways to reduce the non-interest expense side.

At the annual meeting in April of 2005 the stockholders approved a long term stock incentive plan for some of the employees of the bank. In September 2005 there was a Treasury stock award of a total 1000 shares (before stock split 4:1 or equivalent to 4000 shares after) made under the provisions of the plan. In September 2006 there was a second award of 6000 shares to some employees, again based on the provision of the plan. The awards carry a three year cliff vesting stipulation and the employees also receive dividend equivalent compensation over that time period on their portion of stock awards.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The income statement shows the effects of the tightening of the interest margin. Interest income for the nine months ended September 2006 was $31.2 million while the nine months ended September 2005 was $27.9 million. The $3.3 million increase reflects the increase in the loan portfolio balances and repricing with higher loan rates. This is however off set by increased interest rates on deposits of $3.7 million for a net interest decrease of $400 thousand over the nine months ended September year to year.

Total non interest income reflects a 2.5% increase over the nine months of September 2006 and September 2005. The primary contributions to the $120 thousand increase were in customer service fees, overdraft checking charges and gain on sale of assets.

The total non interest expense reflects only a 0.7% increase or $102 thousand for the nine months ended September 2006 to September 2005 time frames. Employee fringe benefit costs increased by $147 thousand, primarily in the employee health expenses. Consulting fees on the overdraft checking program are higher for the nine months ended September 2006 compared to September 2005. Auditing & examinations were $104 thousand lower in the quarter ended September 2006 when compared to September 2005 which included additional costs related to the implementation of internal control over financial reporting requirements mandated by the Sarbanes-Oxley Act. FDIC assessments were $91 thousand less due to lower rates in the current year.

A refinement in the methodology for the Allowance for Credit Losses has been adopted and implemented in the September financials. The end result was an entry to decrease the unfunded allowance (representing income) and an increase to the allowance for loan loss (representing an expense). The allowance for overdraft losses methodology remained unchanged. Year to date the net impact to the allowance for credit losses running through the income statement has been an increase to income of $75 thousand.

The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                       13.24%
Tier I Leverage Ratio               12.41%
Risk Based Capital Tier 1           16.53%
Total Risk Based Capital            17.63%
Stockholders' Equity/Total Assets   12.22%

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

Interest Rate Shock on                                    Interest Rate Shock on
Net Interest Margin                                       Net Interest Income

Net Interest     % Change to      Rate        Rate       Cumulative    % Change to
Margin (Ratio)    Flat Rate    Direction   Changes by   Total ($000)    Flat Rate
--------------   ----------    ---------   ----------   ------------   ----------
     3.57%         -10.979%    Rising         3.000%       19,301        -9.895%
     3.72%          -7.283%    Rising         2.000%       20,012        -6.577%
     3.86%          -3.623%    Rising         1.000%       20,719        -3.279%
     4.01%           0.000%    Flat           0.000%       21,421         0.000%
     4.07%           1.476%    Falling       -1.000%       21,640         1.024%
     4.10%           2.398%    Falling       -2.000%       21,545         0.580%
     4.12%           2.731%    Falling       -3.000%       21,311        -0.515%

Loan growth during the quarter of over $6 million was funded with certificate of deposit money of over $13 million, lowering the net interest margin at the flat rate to 4.01% compared to 4.08% at end of June 2006. Growth in the certificate of deposit market coupled with repricing increased the cost of funds greater than the increase on the earning. assets. The risk for rising rates is slightly greater than the gain represented from rates being lowered. The shock report actually shows improvement to earnings in two scenarios of decreasing rates. The prime rate remained unchanged during the third quarter and the interest rate shown in the flat rate environment represents an improvement over the 12 month period as compared to the current net interest margin.

The net interest margin represents the forecasted twelve month margin. The predicted rates are higher than the current net interest margin in the flat and 25 basis point adjustment buckets indicating the bank should continue to see improvement in the net interest margin. Overall, the risk to the bank is within policy at all shock levels. The Company remains committed to improve profitability through growth, both within the loan portfolio and in core deposits. Changing the mix and yields to improve profitability is the strategy the Company will continue to follow for the reaminder of the year.

ITEM 4 CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in the Company's internal controls that occurred for the quarter ended September 30, 2006.

PART II

ITEM 1 LEGAL PROCEEDINGS

       None

ITEM 1A There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                        (c) Total Number of Shares      (d) Maximum Number of Shares
              (a) Total Number    (b) Average Price   Purchased as Part of Publicly   that may yet be purchased under
Period      of Shares Purchased     Paid per Share      Announced Plan or Progams          the Plans or Programs
------      -------------------   -----------------   -----------------------------   -------------------------------

7/1/2006
to
7/30/2006              --                   --                      --                           13,000

8/01/2006
to
8/31/2006           2,500               $23.25                   2,500                           10,500

9/01/2006
to
9/30/2006          10,500               $22.13                  10,500                                0
                   ------               ------                  ------                           ------
Total              13,000               $22.35                  13,000(1)                             0(2)
                   ======               ======                  ======                           ======

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       None

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

     3.1 Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

     3.2 Code of Regulations of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

     31.1 Rule 13-a-14(a) Certification -CEO

     31.2 Rule 13-a-14(a) Certification -CFO

     32.1 Section 1350 Certification - CEO

     32.2 Section 1350 Certification - CFO

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Farmers & Merchants Bancorp, Inc.,


Date: October 25, 2006                  By: /s/ Paul S. Siebenmorgen
                                            ------------------------------------
                                            Paul S. Siebenmorgen
                                            President and CEO


Date: October 25, 2006                  By: /s/ Barbara J. Britenriker
                                            ------------------------------------
                                            Barbara J. Britenriker
                                            Exec. Vice-President and CFO

                                  Exhibit Index

Exhibit No.   Description
-----------   -----------
3.1           Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2 Code of Regulations of the Registrant (incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1          Rule 13-a-14(a) Certification -CEO

31.2          Rule 13-a-14(a) Certification -CFO

32.1          Section 1350 Certification - CEO

32.2          Section 1350 Certification - CFO