Form 10-K
period 2006-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2007-02-28
CIK 792966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission File Number 0-14492

                        FARMERS & MERCHANTS BANCORP, INC.

                  OHIO                                            34-1469491
    (State or other jurisdiction of                             (IRS Employer
     incorporation or organization)                          Identification No.)

      307-11 North Defiance Street
             Archbold, Ohio                                         43502
(Address of principal Executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (419)446-2501

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                          which registered
-------------------                                     ------------------------
       None                                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common shares without par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Ace. (Check one):

  Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of June 30, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $119,347,000.00.

As of February 21, 2007, the Registrant had 5,200,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K -- Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

                        FARMERS & MERCHANTS BANCORP, INC.

                                TABLE OF CONTENTS

Form 10-K Items                                                             PAGE
---------------                                                            -----
Item 1.   Business                                                           4-8

Item 1.a  Risk Factors                                                      8-10

Item 2.   Properties                                                       10-11

Item 3.   Legal Proceedings                                                   11

Item 4.   Submission of Matters to a Vote of Security Holders                 11

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              11-13

Item 6.   Selected Financial Data                                             14

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              14-30

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk       30-31

Item 8.   Financial Statements and Supplementary Data                      32-54

Item 9.   Disagreements on Accounting and Financial Disclosure                55

Item 9a.  Controls and Procedures                                          56-59

Item 10.  Directors and Executive Officers of the Registrant               60-61

Item 11.  Management Remuneration and Transactions                            62

Item 12.  Security Ownership of Certain Beneficial Owners and Management      62

Item 13.  Certain Relationships and Related Transactions                      62

Item 14.  Principal Accountant Fees and Services                              62

Item 15.  Exhibits, Financial Schedules and Reports on Form 8-K            63-64

Signatures and Certifications                                              65-70

Total Pages:                                                                  70

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

PART 1.

ITEM 1. BUSINESS:

GENERAL

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company under the laws of Ohio and was incorporated in 1985. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a community bank operating in Northwest Ohio since 1897. Our only other subsidiary, Farmers & Merchants Life Insurance Company, a reinsurance company for life, accident and health insurance for the Bank's consumer credits, was formed in 1992. We report our financial condition and net income on a consolidated basis and we report only one segment.

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

We also provide checking account services, as well as savings and other time deposit services such as certificates of deposits. In addition, ATM's (automated teller machines) are also provided in our offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, and Defiance. Two ATM's are also located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations are at Northwest State Community College, Archbold; Williams County Hospital, Bryan; Fairlawn Haven Wyse Commons, Archbold; Repp Oil, Fayette; Delta Eagles, Bryan Eagles; Sauder Village , Archbold; Fulton County Hospital, Wauseon; and a Mobil Trailer ATM.

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

The Bank's primary market includes communities located in the Ohio counties of Defiance, Williams, Fulton and Henry. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank's primary market. In our banking activities, we compete directly with other commercial banks and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2006, we had 252 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2006 are summarized in the table included in Note 14 to the consolidated financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the banks or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2006, the Company's banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

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

Deposit Insurance Assessments

The deposits of the Company's banking subsidiary are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and took effect on April 21, 2006.

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

INTEREST RATE RISK

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our "net interest spread," which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as "interest rate risk." Over the last few years, the Bank, along with most other financial institutions, has experienced a "margin squeeze" as higher interest rates have made it difficult to maintain a more favorable net interest spread.

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

LIMITED TRADING MARKET

Our common stock is not listed on any exchange or The Nasdaq Stock Market. While our stock is currently quoted in the over-the-counter markets, it trades infrequently.

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

The Bank occupies an Operations Center at 622 Clydes Way in Archbold, Ohio to accommodate our growth over the years.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not quoted on the National Association of Securities Dealers Automated Quotations System (NASDAQ) or any other market or exchange. While there is no established public trading market for our common stock, our shares are currently dually-quoted by various market makers on the Pink Sheets and the Over the Counter Bulletin Board, which are both over-the-counter quotation services for participant broker-dealers.

We have five market makers that set a price for our stock; however, private sales continue to occur. The high and low sale price was from sales of which we have been made aware by our Market Makers. The high and low sale prices known to our management are as follows:

               1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
               -----------   -----------   -----------   -----------
2006   High       $22.88        $26.00        $23.25        $22.50
       Low        $21.63        $22.25        $21.25        $21.17

2005   High       $28.75        $28.75        $28.75        $28.75
       Low        $27.50        $27.50        $25.31        $20.75

The Company utilizes Registrar and Transfer Company as its transfer agent.

As of February 5, 2007, there were 2055 record holders of our common stock.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2006. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2001 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

                               (PERFORMANCE GRAPH)

                        2001         2002         2003           2004          2005           2006
                      -------      -------      -------        -------        -------       -------
FMSB                  $100.00      $ 89.73      $ 94.92        $ 96.38        $ 78.69       $ 80.15
NASDAQ - COMPOSITE    $100.00      $ 68.80      $103.64        $113.07        $115.43       $127.36
NASDAQ - BANK INDEX   $100.00      $106.98      $141.83        $160.89        $157.70       $179.22

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2006 and 2005 are as follows:

       1st Quarter   2nd Quarter   3rd Quarter   4th Quarter    Total
       -----------   -----------   -----------   -----------   ------
2006      $ .125        $  .15        $  .15        $  .15     $0.575
2005      $.1125        $.1125        $.1125        $.1625     $ 0.50

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

Dividends declared during 2006 were $0.575 per share totaling $3.0 million, 15 percent higher than 2005 declared dividends of $0.50 per share. The Company purchased back 4,000 shares in the third quarter of 2005 to award to employees of the

Bank under its long-term incentive plan. 80 shares were held in Treasury stock at year-end after having been forfeited by an employee. During 2006, the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees. 200 restricted shares were forfeited during 2006. At year end, the Company held 36,180 shares in Treasury stock and 9,820 in unearned stock awards. The Company initiated a 4:1 stock split on May 12, 2006. The Company has authorization to purchase 228,000 shares throughout 2007. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                     TOTAL NUMBER OF
                                                   SHARES PURCHASED AS   REMAINING SHARE
                TOTAL NUMBER OF    AVERAGE PRICE     PART OF PUBLICLY       REPURCHASE
PERIOD         SHARES PURCHASED   PAID PER SHARE    ANNOUNCED PROGRAMS    AUTHORIZATION
------         ----------------   --------------   -------------------   ---------------
10/1/2006 to
10/31/2006              --                --                --               250,000

11/1/2006 to
11/30/2006              --                --                --               250,000

12/1/2006 to
12/31/2006          22,000            $22.30            22,000(1)            228,000

Total               22,000            $22.30            22,000(1)            228,000

(1) The Company purchased these shares pursuant to a stock repurchase program publicly announced on October 20, 2006. On that date, the Board of Directors authorized the repurchase of up to 250,000 common shares through December 31, 2007.

RECLASSIFICATION

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the 2006 presentation. The Company's Board of Directors declared a 4 for 1 stock split effective May 12, 2006. Therefore, all references in the financial statements and other disclosures related to the number of shares and per share amounts of the Company's stock have been retroactively restated to reflect the increased number of shares outstanding.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

000s omitted except share data)

             SUMMARY OF CONSOLIDATED STATEMENT OF INCOME - UNAUDITED

                                                                      (In Thousands)
                                              --------------------------------------------------------------
                                                 2006         2005         2004         2003         2002
                                              ----------   ----------   ----------   ----------   ----------
Summary of Income:
   Interest income                            $   42,269   $   38,101   $   37,351   $   41,107   $   43,424
   Interest expense                               18,535       13,539       11,222       14,283       18,979
                                              ----------   ----------   ----------   ----------   ----------
      Net Interest Income                         23,734       24,562       26,129       26,824       24,445
Provision for loan loss                              525         (425)         884        6,903        2,194
                                              ----------   ----------   ----------   ----------   ----------
Net interest income after
   provision for loan loss                        23,209       24,987       25,245       19,921       22,251
Other income (expense), net                      (11,966)     (13,209)     (13,442)      (9,836)     (11,864)
                                              ----------   ----------   ----------   ----------   ----------
Net income before income taxes                    11,243       11,778       11,803       10,085       10,387
Income taxes                                       3,107        3,202        3,573        2,459        2,989
                                              ----------   ----------   ----------   ----------   ----------
      Net income                              $    8,136   $    8,576   $    8,230   $    7,626   $    7,398
                                              ==========   ==========   ==========   ==========   ==========
Per Share of Common Stock:
   Earnings per common share
      outstanding (Based on weighted
      average number of shares outstanding)
      Net income                              $     1.57   $     1.65   $     1.58   $     1.47   $     1.42
                                              ==========   ==========   ==========   ==========   ==========
      Dividends                               $    0.575   $    0.500   $    0.475   $    1.688   $    0.413
                                              ==========   ==========   ==========   ==========   ==========
      Weighted average number
         of shares outstanding                 5,186,329    5,198,728    5,200,000    5,200,000    5,200,000
                                              ==========   ==========   ==========   ==========   ==========

In 2003, a special $1.25 dividend was paid

                SUMMARY OF CONSOLIDATED BALANCE SHEET - UNAUDITED

                                                 (In Thousands)
                              ----------------------------------------------------
                                2006       2005       2004       2003       2002
                              --------   --------   --------   --------   --------
Total assets                  $737,096   $720,945   $702,513   $705,703   $726,486
Loans                          498,580    458,704    472,211    480,339    497,515
Total Deposits                 585,409    576,297    574,205    575,066    576,373
Stockholders' equity            87,732     82,588     78,845     74,856     77,738
Key Ratios
   Return on average equity       9.64%     10.62%     10.72%      9.87%      9.93%
   Return on average assets       1.14%      1.22%      1.16%      1.06%      1.06%
   Loan to deposits              85.17%     79.65%     82.24%     83.53%     86.32%
   Capital to assets             11.90%     11.46%     11.22%     10.61%     10.70%
   Dividend payout               36.63%     30.31%     30.02%    115.07%     28.99%

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

The Company is also required to estimate the value of its Mortgage Servicing Rights. The Company recognizes as separate assets rights to service fixed rate single-family mortgage loans that it has sold without recourse but services for others for a fee. Mortgage servicing assets are initially recorded at cost, based upon pricing multiples as determined by the purchaser, when the loans are sold. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income using the level yield method. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. The valuation is completed by an independent third party.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Total assets reached a record high for year-end reporting on December 31, 2006 at $737 million. This was achieved with an 8.6% growth in loans corresponding to a new five year high year-end balance of $504.2 million. Asset quality continued to improve with past due loans as a percentage of total loans hitting record lows while impaired loans dropped 45% to $4.7 million as compared to 2005 total impaired loans of $8.5 million.

The continued improvement in asset quality correlated to the decrease of the total allowance for credit losses (ACL) by $467 thousand during 2006. Provision for loan loss was $525 thousand and net charge offs were the lowest of the three years presented, $319 thousand for 2006 compared to $1,001 and $684 thousand for 2005 and 2004 respectively. The net result was an increase in the allowance for loan and lease losses (ALLL) of $206 thousand to end at approximately $5.6 million. The allowance for unfunded loan commitments and letters of credit (AULC) decreased by $673 thousand ending at $168 thousand. In recognition of the lower risk the AULC represented as compared to the ALLL, the AULC was lowered during 2006. The utilization percentage of many of the Bank's lines remained low and/or constant resulting in little movement in the exposure for which the AULC is to cover. These funds are better utilized in providing funds for the Bank's funded loans or ALLL.

The decrease of $673 thousand in the AULC comprised over 50% of the improvement in non-interest expense. Total non-interest expense decreased during 2006 along with non-interest income's decrease of only $7 thousand during 2006. Netting both non-interest components resulted in net non-interest expense ending at $11.97 million for 2006, a 9.41% improvement over 2005's $13.21 million and a 10.98% improvement over 2004's $13.44 million. The additional fees derived from the first full year of offering overdraft privilege were mainly responsible for the improvement in non-interest income. The program was originally introduced in February 2005 and has been well received by the bank's customers. It has been a boost to non-interest revenue for the bank also. The bank was successful in controlling costs and focused on improving efficiencies within its processes. The million and a quarter dollar decrease in non-interest expense highlights the accomplishment.

Overall, the bank had a solid performance in 2006. Financial performance measures closely mirrored the ten year averages of the bank. The impact and causes of the constriction of the net interest margin is discussed in the following section. While it was a tough year in the interest margin arena, the bank worked on improving the non-interest side of the business and was successful in that endeavor.

NET INTEREST INCOME

Tough competition, a flat or inverted yield curve and a raising rate environment, triggered by the Federal Reserve rate increases, were all factors in driving the net interest margin down during 2006. While interest income increased from loan rate adjustments and the growth in loans, it did not outpace the increased interest cost of the liabilities used for funding. The results are 10.9% higher interest income, 36.9% higher interest expense and 3.4% lower net interest income in 2006 compared to 2005.

Interest income was $42.3 million for 2006, $38.1 million for 2005 and $37.4 million for 2004. Interest expense was $18.5, $13.5 and $11.2 million, respectively for 2006, 2005, and 2004. Net Interest income decreased to $23.7 million for 2006 compared to $24.6 million for 2005 and $26.1 million for 2004.

The following table presents net interest income, interest spread and net interest margin for the three years 2004 through 2006, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The table also shows their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax affected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

As the charts indicate, the Company experienced increased growth on an average basis for year 2006 compared to 2005 and 2004. Interest earning assets average balance increased from 2005 to 2006 but was lower than 2004. The biggest component of the interest earning assets was loans with 2004's average being $6.4 million higher than 2006. The yield for 2006 was higher for interest earning assets as compared to 2005 and 2004 in all categories.

Overall, the tax equivalent yield on interest earning assets increased to 6.49% compared to 5.93% and 5.71% for 2005 and 2004 respectively. The percentage of interest earning assets to total assets decreased slightly the past three years but remained above 90% at a respectable 93.82% for 2006.

As stated previously, the increased yield on the assets was unfortunately outpaced by the increased cost of funds. The average balances for interest bearing liabilities increased only slightly, $652 thousand as compared to 2005. While the balance increased slightly, the cost or yield on those funds trended significantly higher. The average yield for 2006 was 3.32% compared to 2005's 2.43% and 2004's 1.95%. The balances in non-interest bearing liabilities increased during the last three years. With the addition of free checking in 2005, the non-interest bearing demand deposits average balance increased 7.48% over

2005 numbers. This was also in part due to the streamlining of the Bank's checking account offerings and the introduction of Platinum checking in 2006. Non-interest bearing liabilities also represent a higher portion of the total liabilities. This is a trend the Company would like to see continue.

As stated previously, the charts show the constriction on the net interest margin and spread from 2004 to 2006. The largest tightening occurring during 2006. Net interest spread decreased 31 basis points during 2006 compared to a 27 basis points decrease during 2005. The same statement can be made for net interest margin, a 17 basis point drop in 2006 compared to a 15 basis point drop in 2005. Competition played a major role in the pressure applied on these margins along with the rising rate environment and the slope of the yield curve during 2005 and 2006. The ability to grow loans was directly impacted by the ability to aggressively price the loans at least equal to competition. The Company's market was extremely competitive and thus the yields on assets, while increasing, were not able to be increased as high as management would have liked. At least one third of the loan growth came from the assistance of the use of participations. The bank participated with five other banks to fund loans outside of the bank's market area. These loans are generally larger commercial loans with at market or lower yields. These also assisted in keeping the asset yields low. This is confirmed in the charts to follow showing the impact on interest components due to volume and rate changes.

The yield on Tax-Exempt investments securities shown in the following charts were computed on a tax equivalent basis. The yield on Loans has been tax adjusted for the portion of tax-exempt IDB loans included in the total. Total Interest Earning Assets is therefore also reflecting a tax equivalent yield in both line items, also with the Net Interest Spread and Margin. The adjustments were based on a 34% tax rate.

                                                           2006
                                                      (In Thousands)
                                            ---------------------------------
                                             Average   Interest/
                                             Balance   Dividends   Yield/Rate
                                            --------   ---------   ----------
ASSETS
INTEREST EARNING ASSETS:
   Loans (1)                                $484,364    $35,069       7.28%
   Taxable investment securities             129,406      5,070       3.92%
   Tax-exempt investment securities           49,202      1,858       5.72%
   Interest bearing deposits                     305         13       4.26%
   Federal funds sold                          5,086        259       5.09%
                                            --------    -------       ----
   TOTAL INTEREST EARNING ASSETS             668,363    $42,269       6.49%
                                                        =======       ====
NON-INTEREST EARNING ASSETS:
   Cash and cash equivalents                  17,145
   Other assets                               26,881
                                            --------
      TOTAL ASSETS                          $712,389
                                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
   Savings deposits                         $192,754    $ 3,784       1.96%
   Other time deposits                       305,586     12,063       3.95%
   Other borrowed money                       30,311      1,268       4.18%
   Federal funds purchased and securities
      sold under agreement to repurchase      30,042      1,420       4.73%
                                            --------    -------       ----
      TOTAL INTEREST BEARING LIABILITIES     558,693    $18,535       3.32%
                                                        =======       ====
NON-INTEREST BEARING LIABILITIES:
   Non-interest bearing demand deposits       45,531
   Other                                      23,764
                                            --------
      TOTAL LIABILITIES                      627,988
SHAREHOLDERS' EQUITY                          84,401
                                            --------
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY               $712,389
                                            ========
Interest/Dividend income/yield                          $42,269       6.49%
Interest Expense / yield                                 18,535       3.32%
                                                        -------       ----
   Net Interest Spread                                  $23,734       3.18%
                                                        =======       ====
   Net Interest Margin                                                3.72%
                                                                      ====

                                                           2005
                                                      (In Thousands)
                                            ---------------------------------
                                             Average   Interest/
                                             Balance   Dividends   Yield/Rate
                                            --------   ---------   ----------
ASSETS
INTEREST EARNING ASSETS:
   Loans (1)                                $468,934    $31,388       6.75%
   Taxable investment securities             134,420      4,609       3.43%
   Tax-exempt investment securities           51,022      1,839       5.46%
   Interest bearing deposits                   7,974        256       3.21%
   Federal funds sold                            204          9       4.41%
                                            --------    -------       ----
   TOTAL INTEREST EARNING ASSETS             662,554    $38,101       5.93%
                                                        =======       ====
NON-INTEREST EARNING ASSETS:
   Cash and cash equivalents                  16,372
   Other assets                               22,954
                                            --------
      TOTAL ASSETS                          $701,880
                                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
   Savings deposits                         $195,748    $ 2,383       1.22%
   Other time deposits                       311,855      9,461       3.03%
   Other borrowed money                       24,995        896       3.58%
   Federal funds purchased and securities
      sold under agreement to repurchase      25,443        799       3.14%
                                            --------    -------       ----
      TOTAL INTEREST BEARING LIABILITIES     558,041    $13,539       2.43%
                                                        =======       ====
NON-INTEREST BEARING LIABILITIES:
   Non-interest bearing demand deposits       42,363
   Other                                      20,686
                                            --------
      TOTAL LIABILITIES                      621,090
SHAREHOLDERS' EQUITY                          80,790
                                            --------
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY               $701,880
                                            ========
Interest/Dividend income/yield                          $38,101       5.93%
Interest Expense / yield                                 13,539       2.43%
                                                        -------       ----
   Net Interest Spread                                  $24,562       3.49%
                                                        =======       ====
   Net Interest Margin                                                3.89%
                                                                      ====

                                                           2004
                                                      (In Thousands)
                                            ---------------------------------
                                             Average   Interest/
                                             Balance   Dividends   Yield/Rate
                                            --------   ---------   ----------
ASSETS
INTEREST EARNING ASSETS:
   Loans (1)                                $490,793    $31,156       6.39%
   Taxable investment securities             127,432      4,393       3.45%
   Tax-exempt investment securities           46,730      1,688       5.47%
   Interest bearing deposits                   5,141         80       1.56%
   Federal funds sold                          3,543         34       0.96%
                                            --------    -------       ----
   TOTAL INTEREST EARNING ASSETS             673,639    $37,351       5.71%
                                                        =======       ====
NON-INTEREST EARNING ASSETS:
   Cash and cash equivalents                  14,945
   Other assets                               20,349
                                            --------
      TOTAL ASSETS                          $708,933
                                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
   Savings deposits                         $204,049    $ 1,268       0.62%
   Other time deposits                       323,527      8,712       2.69%
   Other borrowed money                       23,694        817       3.45%
   Federal funds purchased and securities
      sold under agreement to repurchase      24,218        425       1.75%
                                            --------    -------       ----
      TOTAL INTEREST BEARING LIABILITIES     575,488    $11,222       1.95%
                                                        =======       ====
NON-INTEREST BEARING LIABILITIES:
   Non-interest bearing demand deposits       42,205
   Other                                      14,497
                                            --------
      TOTAL LIABILITIES                      632,190
SHAREHOLDERS' EQUITY                          76,743
                                            --------
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY               $708,933
                                            ========
Interest/Dividend income/yield                          $37,351       5.71%
Interest Expense / yield                                 11,222       1.95%
                                                        -------       ----
   Net Interest Spread                                  $26,129       3.76%
                                                        =======       ====
   Net Interest Margin                                                4.04%
                                                                      ====

(1) For purposes of these computations, non-accruing loans are included in the daily average outstanding loan amounts.

The primary source of the Company's traditional banking revenue is net interest income. Net interest income is the difference between interest income on interest earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earning assets and liabilities. The change in net interest income is most often measured as a result of two statistics -- interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities supporting those funds represents the interest spread. Because non-interest bearing sources of funds such as demand deposits and stockholders' equity also support earning assets, the net interest margin exceeds the interest spread.

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

                                                 2006 vs 2005
                                                (In Thousands)
                                          -------------------------
                                                   Due to Change in
                                            Net    ----------------
                                          Change    Volume   Rate
                                          ------    ------   ------
INTEREST EARNED ON:
   Loans                                  $3,681    $1,041   $2,640
   Taxable investment securities             461      (172)     633
   Tax-exempt investment securities           19       (99)     118
   Interest bearing deposits                (243)     (246)       3
   Federal funds sold                        250       215       35
                                          ------    ------   ------
TOTAL INTEREST EARNING ASSETS             $4,168    $  739   $3,429
                                          ======    ======   ======
INTEREST PAID ON:
   Savings deposits                       $1,401    $  (36)  $1,437
   Other time deposits                     2,602      (190)   2,792
   Other borrowed money                      372       191      181
   Federal funds purchased and
      securties sold under agreement to
      repurchase                             621       144      477
                                          ------    ------   ------
TOTAL INTEREST BEARING LIABILITIES        $4,996    $  109   $4,887
                                          ======    ======   ======

                                                 2005 vs 2004
                                                (In Thousands)
                                          -------------------------
                                                   Due to Change in
                                            Net    ----------------
                                          Change    Volume   Rate
                                          ------   -------   ------
INTEREST EARNED ON:
   Loans                                  $  232   $(1,397)  $1,629
   Taxable investment securities             216       241      (25)
   Tax-exempt investment securities          151       235      (84)
   Interest bearing deposits                 176        44      132
   Federal funds sold                        (25)      (32)       7
                                          ------   -------   ------
TOTAL INTEREST EARNING ASSETS             $  750   $  (909)  $1,659
                                          ======   =======   ======
INTEREST PAID ON:
   Savings deposits                       $1,115   $   (51)  $1,166
   Other time deposits                       749      (315)   1,064
   Other borrowed money                       79        45       34
   Federal funds purchased and
      securties sold under agreement to
      repurchase                             374        22      352
                                          ------   -------   ------
TOTAL INTEREST BEARING LIABILITIES        $2,317   $  (299)  $2,616
                                          ======   =======   ======

The Federal Reserve began raising the Federal Funds rate in June of 2004 and continued along that path through mid 2006. The increased interest income from loans for 2005 is due to the increased rate. In 2006, increased interest income came from both rate and growth but mainly rate. Loans and federal funds sold were the only assets that had interest income increased due to change in volume in 2006. There was minimal change due to volume on the liability side of the balance sheet during 2006. The Time deposits increase was caused by the renewing of CD's from lower rates of previous years into higher rate buckets. With the pausing of Federal Fund rate hikes the second half of 2006 the bank focused on keeping "specials" shorter term going into 2007.

ALLOWANCE FOR CREDIT LOSSES

The company segregated its Allowance for Loan and Lease Losses (ALLL) into two reserves at the period ending December 31, 2004: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The Company decreased the allowance for credit losses for 2006. The allowance stands at $5.8 million for 2006 compared to $6.2 million for 2005. The Bank has worked hard to improve loan quality while making credit available to all of those who are in need and deemed an acceptable credit risk. This decrease was due to the improvement in asset quality and the decrease in impaired loans. Charge-off activity of $1.0 million was extremely low for 2006 compared to $2.1 million for 2005 and $1.8 million for 2004. The allowance for credit loss activity resulted in expense of $0.9 million for 2004. For 2005 and 2006, it actually resulted in income of $1.3 million and $467 thousand respectively. Net charge-offs were also lower in 2006 at $319 thousand than 2005's $1.0 million and 2004's $684 thousand. The Company expects to see the lower levels of 2006 and 2005 charge-offs continue in future years as the indicators of asset quality have shown improvement.

NON-INTEREST INCOME

Non-interest income of $6.4 million is almost equivalent to 2005, down only $7 thousand and $1.0 million over 2004. Mortgage servicing rights income was $371 thousand for 2006 compared to $483 thousand for 2005. Mortgage rates were higher in 2005 and 2006 so the level of mortgage activity was slower. Sold mortgage originations dropped from $48.8 million for 2004 to $42.8 million for 2005 and further dropped to $33.4 million for 2006. Along with the mortgage servicing rights income, gains on the sale of those loans decreased in 2006 to $683 compared to $704 and $925 thousand for 2005 and 2004, respectively. The recognition of both income sources due to the mortgage activity was $1.1 million in 2006 and $1.2 million in 2005 compared to $1.3 million in 2004.

An increase of over $1 million in non-interest income in 2005 compared to 2004 was generated from the new product Overdraft Privilege. Overdraft Privilege was introduced in February 2005 along with free personal checking and a free small business checking account. While maintenance fees collected on the traditional products declined, Overdraft Privilege more than replaced it. Overdraft Privilege enabled more automation to be utilized in the overdraft/return check process and alleviated concern by most customers of having their checks returned. The increased revenue level of 2005 decreased only slightly in 2006. Overdraft privilege remains an important portion of non-interest income.

NON-INTEREST EXPENSE

Non-interest expense decreased in 2006 compared to 2005 and 2004. Salaries and wages decreased in 2006 as compared to 2005. Two reasons for the decrease : 1) Full time equivalent numbers of employees for December 2006 compared to December 2005 decreased by nine and 2) the incentive paid based on performance for 2006 was lower than 2005 as the overall performance of the Bank was lower. Employee benefits were higher as the Bank's cost for medical insurance increased during 2006.

The biggest contributor to the improvement of non-interest expense was mentioned earlier, the adjustment for the Allowance for Unfunded Loan Commitments and letters of Credit (AULC). The decrease of $673 thousand is reflected in the $1.2 million decrease in other general and administrative expenses, making up an $828 thousand decrease when adding the expense of 2005. The second largest contributor to the improvement was the cost of audit, accounting and exam fees. These were decreased by $204 thousand compared to 2005. Improvements in audit procedures and SOX reporting experience were responsible for the decrease. The Company has worked diligently to decrease costs while increasing non-interest income and was successful in this endeavor in 2006.

FEDERAL INCOME TAXES

Effective tax rates were 27.63%, 27.19%, and 30.27% for 2006, 2005 and 2004, respectively. The Company increased its tax-exempt holdings in 2005 with 2006's average investment balance in tax-exempt securities at $49.2 million compared to $51 and $46.7 million for 2005 and 2004, respectively. In comparing year end fair market balances, the investment in tax-exempt securities decreased by $17.4 million during 2006. This was accomplished through sales, maturities and paydowns, with the proceeds used to fund loan growth.

FINANCIAL CONDITION

Average earning assets increased $5.8 million during 2006 over 2005 but were lower by $5.3 million as compared to 2004. The increase and decrease in average earning assets each year represents a less than 1 percent change. The main cause of fluctuation was loans with investments serving as a contra account in movements, increased loans - decreased investments and vice versa. Average interest bearing liabilities increased $652 thousand over 2005 and decreased $16.8 million from 2004. The decrease occurred to offset the decrease of loans in 2005 and the increase in 2006 over 2005 was to fund the increase in loans. The average balance in loans is still lower in 2006 as compared to 2004. Slowing in the increase in average interest- bearing liabilities as compared to the increase in average interest bearing assets is being done to help ease the pressure on margin. The increase in non-interest bearing liabilities is helping to lessen the reliance on interest-bearing liabilities for funding.

SECURITIES

Security balances as of December 31 are summarized below:

                                                (In Thousands)
                                        ------------------------------
                                          2006       2005       2004
                                        --------   --------   --------
U.S. Treasury and Government Agencies   $ 91,355   $112,199   $ 88,344
Mortgage-backed securities                31,264     28,514     30,088
State and local governments               45,495     62,891     54,647
Corporate debt securities                     --         --         --
Equity securities                             47         47         48
                                        --------   --------   --------
                                        $168,161   $203,651   $173,127
                                        ========   ========   ========

The following table sets forth (dollars in thousands) the maturities of investment securities as of December 31, 2006 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

                                                  Maturities
                                      -----------------------------------
                                                         After One Year
                                      Within One Year   Within Five Years
                                      ---------------   -----------------
                                       Amount   Yield    Amount   Yield
                                      -------   -----   -------   -----
U.S. Treasury                         $   288   3.80%   $    99   4.40%
U.S. Government agency                 42,014   3.61%    47,461   4.38%
Mortgage-backed securities                422   5.02%    30,842   4.40%
State and local governments             3,775   4.86%    15,822   5.18%
Taxable state and local governments     2,982   3.80%     1,121   6.22%

                                                  Maturities
                                      ----------------------------------
                                      After Five Years
                                      Within Ten Years   After Ten Years
                                      ----------------   ---------------
                                        Amount   Yield    Amount   Yield
                                       -------   -----    ------   -----
U.S. Treasury                          $    --     --     $   --      --
U.S. Government agency                   1,493   5.59%        --      --
Mortgage-backed securities                  --   0.00%        --      --
State and local governments             19,528   5.50%     2,267    5.71
Taxable state and local governments         --     --         --      --

As of December 31, 2006 the Bank did not hold a large block of any one investment security, except for U.S. Treasury and other U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $4.0 million. This is required in order to obtain Federal Home Loan Bank Loans.

LOAN PORTFOLIO

The Bank's various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.

The following table shows the Bank's loan portfolio by category of loan including loans held for sale:

                                                     (In Thousands)
                                  ----------------------------------------------------
                                    2006       2005       2004       2003       2002
                                  --------   --------   --------   --------   --------
Loans:
   Commercial/industrial          $105,371   $ 90,227   $ 98,518   $102,101   $100,119
   Agricultural                     69,771     62,023     55,219     63,082     66,136
   Real estate mortgage            294,218    268,315    274,156    267,312    278,933
   Consumer                         27,732     34,686     41,276     47,984     51,156
   Industrial Development Bonds      7,335      9,237     10,687      7,944      7,810
                                  --------   --------   --------   --------   --------
      Total Loans                 $504,427   $464,488   $479,856   $488,423   $504,154
                                  ========   ========   ========   ========   ========

The following table shows the maturity of loans as of December 31, 2006:

                                          Maturities (In Thousands)
                               ----------------------------------------------
                                           After One
                                Within    Year Within      After
                               One Year    Five Years   Five Years     Total
                               --------   -----------   ----------   --------
Commercial and industrial       $45,477     $35,068      $ 24,826    $105,371
Agricultural                     51,454      15,881         2,436      69,771
Real estate mortgage              9,651      28,635       255,932     294,218
Consumer                          5,717      17,323         4,692      27,732
Industrial Development Bonds      4,555       1,678         1,102       7,335

The following table presents the total of loans due after one year which have 1) predetermined interest rates and 2) floating or adjustable interest rates:

                                         (In Thousands)
                                       ------------------
                                        Fixed    Variable
                                         Rate      Rate
                                       -------   --------
Commercial and industrial              $38,729   $ 21,165
Agricultural                            17,718        599
Real estate                             37,923    246,644
Consumer, Credit Card and overdrafts    22,015         --
Industrial Development Bonds             2,780         --

The following table summarizes the Company's non-accrual and past due loans as of December 31 for each of the last five years:

                                        (In Thousands)
                          ------------------------------------------
                           2006     2005     2004     2003     2002
                          ------   ------   ------   ------   ------
Non-accrual loans         $4,254   $4,663   $6,059   $6,236   $5,792
Accruing loans past due
   90 days or more            --       --      393    2,042    2,674
                          ------   ------   ------   ------   ------
Total                     $4,254   $4,663   $6,452   $8,278   $8,466
                          ======   ======   ======   ======   ======

Although loans may be classified as non-performing, some pay on a regular basis, many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $561 thousand for 2004 and $246 thousand for 2005 and $174 thousand for 2006. Any collections of interest on non-accrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation needed. Total interest collections amounted to $279 for 2004, $473 for 2005, $167 thousand for 2006. $171 thousand of the interest collected in 2006 was applied to reduce the specific allocations on those loans.

Loans are placed on non-accrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected.

The $4.3 million of non-accrual loans as of December 31, 2006 are secured.

As of December 31, 2006 the Bank has $12.0 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently than quarterly.

The amount of the potential problem loans was considered in management's review of the loan loss reserve required at December 31, 2006.

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

As of December 31, 2006, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $69 million. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

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

As presented on the next page, charge-offs decreased to $985 thousand for 2006, and the provision was $525 thousand. A few large commercial credits included in the $5.7 million charged off in the commercial and agricultural segment in 2003 caused 2003 to have the largest charge offs of the years presented. The commercial and agricultural segment was in a net recovery position for 2004 and 2006. The consumer segment was also in a net recovery position for 2006. The negative provision of 2005 was necessary to decrease the allowance because of the overall decrease of the loan portfolio and the improved asset quality position. The decrease in the total allowance for credit losses for 2006 was due to the continued improvement in the asset quality position and reassessment of the risk existent in the unfunded loan commitments. The improvement in the ratio of net charge offs to average loans outstanding is evidence of the improved asset quality.

The following table presents a reconciliation of the allowance for credit losses:

                                                                (In Thousands)
                                             ----------------------------------------------------
                                               2006       2005       2004       2003       2002
                                             --------   --------   --------   --------   --------
Loans                                        $504,427   $464,488   $479,681   $488,247   $498,078
                                             ========   ========   ========   ========   ========
Daily average of outstanding loans           $484,663   $469,326   $491,104   $500,517   $475,035
                                             ========   ========   ========   ========   ========
Allowance for Loan Losses-Jan. 1             $  5,388   $  6,814   $  7,300   $  6,400   $  7,275
   Loans Charged off:
      Commercial & Agricultural                   282        945        491      5,706      2,987
      Consumer                                    321        722        739      1,156      1,050
      Real estate mortgages                       382        429        549        424        215
                                             --------   --------   --------   --------   --------
                                                  985      2,096      1,779      7,286      4,252
                                             --------   --------   --------   --------   --------
   Loan Recoveries:
      Commercial & Agricultural                   288        631        652        601        801
      Consumer                                    351        412        405        546        366
      Real estate mortgages                        27         52         38        136         16
                                             --------   --------   --------   --------   --------
                                                  666      1,095      1,095      1,283      1,183
                                             --------   --------   --------   --------   --------
      Net Charge Offs                             319      1,001        684      6,003      3,069
                                             --------   --------   --------   --------   --------
      Provision for loan loss                     525       (425)       884      6,903      2,194
                                             --------   --------   --------   --------   --------
Allowance for Loan & Lease Losses - Dec 31   $  5,594   $  5,388   $  6,814   $  7,300   $  6,400
Allowance for Unfunded Loan Commitments
   & Letters of Credit Dec 31                $    168   $    841   $    686   $     --   $     --
                                             --------   --------   --------   --------   --------
Total Allowance for Credit Losses - Dec 31   $  5,762   $  6,229   $  7,500   $  7,300   $  6,400
                                             ========   ========   ========   ========   ========
Ratio of net charge-offs to average
   Loans outstanding                             0.07%      0.21%      0.14%      1.20%      0.65%
                                             ========   ========   ========   ========   ========

Allocation of the allowance for credit losses per Loan Category in terms of dollars and percentage among the various loan categories is as follows:

                                            2006             2005              2004             2003             2002
                                           Amount           Amount            Amount           Amount           Amount
                                          (000's)     %    (000's)     %     (000's)     %    (000's)     %    (000's)     %
                                          -------   ----   -------   -----   -------   ----   -------   ----   -------   ----
Balance at End of Period Applicable To:
   Commercial/industrial                   $2,721   2.58%   $2,753   2.77%    $3,917   3.98%   $1,816   1.78%   $3,170   1.91%
   Agricultural                               250   0.36%      390   0.63%       681   1.23%      674   1.07%       --     --
   Real estate                              1,671   0.57%      910   0.34%       644   0.23%      531   0.20%    1,306   0.48%
   Consumer                                   634   2.29%      557   1.61%       549   1.33%      451   0.94%    1,140   2.23%
   Unallocated                                318              778             1,024            3,928              784
                                           ------           ------            ------           ------           ------
   Allowance for Loan & Lease Losses       $5,594   1.11%   $5,388   1.16%    $6,815   1.42%   $7,400   1.52%   $6,400   4.61%
   Off Balance Sheet Commitments           $  168   0.24%   $  841   0.60%    $  686   0.56%   $   --     --    $   --     --
                                           ------           ------            ------           ------           ------
      Total Allowance for Credit Losses    $5,762           $6,229            $7,500           $7,500           $7,500
                                           ======           ======            ======           ======           ======

DEPOSITS

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2006 are as follows:

                                  (In Thousands)
                -------------------------------------------------
                               Over Three     Over Six
                                 Months     Months Less     Over
                    Under       Less than     Than One      One
                Three Months   Six Months       Year        Year
                ------------   ----------   -----------   -------
Time Deposits      $16,162       $22,829      $23,350     $15,736

The following table presents the average amount of and average rate paid on each deposit category:

                                   (In Thousands)
                     -----------------------------------------
                      Demand       NOW      Savings     Time
                     Deposits   Accounts   Accounts   Accounts
                     --------   --------   --------   --------
December 31, 2006:
   Average balance   $42,073    $83,154    $109,601   $305,586
   Average rate         0.00%      2.16%       1.81%      3.95%
December 31, 2005:
   Average balance   $42,363    $83,107    $112,642   $311,855
   Average rate         0.00%      1.31%       1.14%      3.03%
December 31, 2004:
   Average balance   $42,205    $88,666    $115,383   $323,527
   Average rate         0.00%      0.67%       0.58%      2.69%

LIQUIDITY

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management's top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank's available for sale securities portfolio. The average aggregate balance of these assets was $198 million during 2004, $207 million for 2005, compared to $198 million for 2006. This represented 28.0 percent, 29.7 percent, and 28.0 percent of total average assets, respectively. Of the almost $171.4 million of debt securities in the company's portfolio as of December 31, 2006, $49.2 million or 28.7 percent of the portfolio is expected to mature in 2007. Taking into consideration possible calls of the debt securities, the amount climbs to $64.9 million or 37.9 percent of the portfolio becomes a source of funds. This liquidity provides the opportunity to fund loan growth without having to over aggressively price deposits.

Historically, the primary source of liquidity has been core deposits that include non-interest bearing demand deposits, NOW, money market accounts and time deposits of individuals. Core deposits increased as of year end balances in 2006, specifically the savings and time deposits portfolios. Overall deposits decreased an average of $6.1 million during 2006 compared to 2005's decrease over 2004 of $19.8 million in average deposits. These represent changes of (1.1) percent and (3.6) percent in average total deposits, respectively. The biggest change shows in the most expensive time accounts and represents rate shoppers moving funds out of the Bank. The Bank also utilized Federal Funds purchased at times during 2006, the average balance for 2006 was $1.2 million.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company's loan to deposit ratio for 2006 was 85.97 percent, 2005 was 79.6 percent, 2004 was 82.23 percent. The decrease in 2004 and 2005 is due to the lack of growth in both the credit and deposit portfolios. 2006 represents the increased loan growth outpacing deposit growth. The Company's goal is for this ratio to be higher with loan growth the driver; this was achieved in 2006.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $34.8 million at the end of 2006 compared to $21.2 million at the end of 2005 and $22.9 million at December 31, 2004. Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary.

                             Securities Sold Under
                            Agreement to Repurchase
                              For Year Ended 2006

                                                Maximum Amount
Amount Oustanding                           Borrowings Outstanding     Approximate Average    Approximate Weighted
 at End of Period   Weighted Average Rate          Month End          Outstanding in Period   Average Interest Rate
     (000'S)            End of Period               (000's)                  (000's)             For the Period
-----------------   ---------------------   -----------------------   ---------------------   ---------------------
     $34,818                5.07%                   $35,205                  $28,868                  4.69%

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source decreased by $11.7 million to $23.2 million at December 31, 2006. This compares to increased borrowings during 2005 of $13 million to $347 million at December 31, 2005 and decreased borrowings during 2004 of $2.4 to $22 million at December 31, 2004. The increased borrowings of 2005 were used to leverage the Company with the proceeds purchasing tax exempt municipals that provided a set profit margin. The decreased borrowings were payoffs of matured notes. Sufficient funds were available to fund growth so new advances were not needed.

CONTRACTUAL OBLIGATIONS

Contractual Obligations of the Company totaled $372.6 million as of December 31,2006. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and are further defined in Note 4 and 9 of the Consolidated Financial Statements.

                                                        Payment Due by Period (In Thousands)
                                                ----------------------------------------------------
                                                           Less than     1-3       3-5     More than
Contractual Obligations                           Total      1 year     Years     Years     5 years
-----------------------                         --------   ---------   -------   -------   ---------
Securities sold under agreement to repurchase   $ 34,818    $ 34,818   $    --   $    --     $   --
Time Deposits                                    313,787     241,303    70,161     1,331        992
Dividends Payable                                    774         774
Long Term Debt                                    23,233       6,416     1,176    10,571      5,070
                                                --------    --------   -------   -------     ------
Total                                           $372,612    $283,311   $71,337   $11,902     $6,062
                                                ========    ========   =======   =======     ======

CAPITAL RESOURCES

Shareholders' equity was $87.7 million as of December 31, 2006 compared to $82.6 million at December 31, 2005. Dividends declared during 2006 were $0.575 per share totaling $3.0 million, 15 percent higher than 2005 declared dividends of $0.50 per share. The Company purchased back 4,000 shares in the third quarter of 2005 to award to employees of the Bank under its long-term incentive plan. 80 shares were held in Treasury stock at year-end after having been forfeited by an employee. During 2006 the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees. 200 restricted shares were forfeited during 2006. At year end, the Company held 36,180 shares in Treasury stock and 9,820 in unearned stock awards. The Company initiated a 4:1 stock split on May 12, 2006. The Company has authorization to purchase 228,000 shares throughout 2007. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 2006, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 17.04% and 17.27%, respectively. Core capital to risk-based asset ratios of 13.24% and 16.22% are well in excess of regulatory guidelines. The Bank's leverage ratio of 9.5% is also substantially in excess of regulatory guidelines as is the Company's at 12.4%.

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

    Interest Rate Shock on                                 Interest Rate Shock on
     Net Interest Margin                                     Net Interest Income
-----------------------------                            --------------------------
Net Interest       % Change        Rate        Rate       Cumulative    % Change to
Margin (Ratio)   to Flat Rate   Direction   changes by   Total ($000)    Flat Rate
--------------   ------------   ---------   ----------   ------------   -----------
     2.95%          -15.35%       Rising       3.00%        21,897        -14.74%
     3.13%          -10.17%       Rising       2.00%        23,166         -9.80%
     3.31%           -5.06%       Rising       1.00%        24,428         -4.88%
     3.48%            0.00%        Flat           0         25,682          0.00%
     3.66%            4.99%      Falling      -1.00%        26,924          4.83%
     3.86%           10.74%      Falling      -2.00%        28,084          9.35%
     3.89%           11.76%      Falling      -3.00%        27,959          8.86%

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Independent Auditors' Report

Consolidated Balance Sheet at December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flow for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(PLANTE & MORAN LOGO)                                       PLANTE & MORAN, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                               Tel: 248.375.7100
                                                               Fax: 248.375.7101
                                                                 plantemoran.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Farmers & Merchants Bancorp, Inc. and Subsidiaries
Archbold, Ohio

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2006 and December 31, 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for each year in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2006 and December 31, 2005 and the consolidated results of its operations and its cash flows for each year in the three year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmers & Merchants Bancorp, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission an our report dated February 21, 2007, expressed an unqualified opinion thereon.


                                        (PLANTE & MORAN, PLLC)

February 21, 2007
Auburn Hills, Michigan

                                                      CONSOLIDATED BALANCE SHEET
                                                      DECEMBER 31, 2006 AND 2005
                                          (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                    2006       2005
                                                                  --------   --------
                             ASSETS
ASSETS
   Cash and due from banks (Note 2)                               $ 23,583   $ 20,056
   Interest-bearing deposits in banks                                  311      2,533
   Federal Funds Sold                                               13,353         --
                                                                  --------   --------
      Total cash and cash equivalents                               37,247     22,589

   Securities - available for sale (Note 3)                        168,161    203,651
   Federal Home Loan Bank stock, at cost                             4,016      3,791
   Loans, net (Note 4)                                             498,580    458,704
   Premises and equipment (Note 5)                                  14,189     14,874
   Other assets (Note 6 & 10)                                       14,903     17,336
                                                                  --------   --------
TOTAL ASSETS                                                      $737,096   $720,945
                                                                  ========   ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits (Note 7)
      Noninterest-bearing                                         $ 60,211   $ 64,791
      Interest-bearing
         NOW accounts                                               88,235     84,835
         Savings                                                   123,176    114,825
         Time (Note 7)                                             313,787    311,846
                                                                  --------   --------
            Total deposits                                         585,409    576,297

   Securities sold under agreement to repurchase (Note 8)           34,818     21,158
   Long-term debt (Note 9)                                          23,233     34,952
   Dividend payable                                                    774        844
   Accrued expenses and other liabilities                            5,130      5,106
                                                                  --------   --------
            Total liabilities                                      649,364    638,357
                                                                  --------   --------
STOCKHOLDERS' EQUITY (NOTE 14 AND 15)
   Common stock - No par value - 6,500,000 shares
      authorized; 5,200,000 shares issued & outstanding             12,677     12,677
   Treasury Stock - 36,180 Shares 2006, 80 shares 2005                (816)        (2)
   Unearned Stock Awards - 9,820 Shares 2006, 3,920 shares 2005       (244)      (113)
   Retained earnings                                                77,089     71,933
   Accumulated other comprehensive income (Loss)                      (974)    (1,907)
                                                                  --------   --------
            Total stockholders' equity                              87,732     82,588
                                                                  --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $737,096   $720,945
                                                                  ========   ========

See Notes to Consolidated Financial Statements

                                                CONSOLIDATED STATEMENT OF INCOME
                                    YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                          (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                 2006         2005         2004
                                                              ----------   ----------   ----------
INTEREST INCOME
   Loans, including fees                                      $   35,069   $   31,388   $   31,156
   Debt securities:
      U.S. Treasury and government agency                          4,615        4,142        3,912
      Municipalities                                               2,086        2,121        2,020
      Corporate debt securities                                       --           --            3
   Dividends                                                         227          185          146
   Federal funds sold                                                259            9           34
   Other                                                              13          256           80
                                                              ----------   ----------   ----------
   Total interest income                                          42,269       38,101       37,351
INTEREST EXPENSE
   Deposits                                                       15,847       11,844        9,980
   Federal funds purchased and securities sold
      under agreements to repurchase                               1,420          799          425
   Borrowed funds                                                  1,268          896          817
                                                              ----------   ----------   ----------
         Total interest expense                                   18,535       13,539       11,222
                                                              ----------   ----------   ----------
NET INTEREST INCOME - Before provision for loan losses            23,734       24,562       26,129
PROVISION FOR LOAN LOSSES (Note 4)                                   525         (425)         884
                                                              ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                23,209       24,987       25,245
NONINTEREST INCOME
   Customer service fees                                           3,548        3,618        2,140
   Other service charges and fees                                  2,212        2,109        2,234
   Net gain on sale of loans (Note 6)                                683          704          925
   Net gain (loss) on sale of available-for-sale securities          (10)           9          127
                                                              ----------   ----------   ----------
         Total noninterest income                                  6,433        6,440        5,426
NONINTEREST EXPENSES
   Salaries and Wages                                              8,304        8,411        7,970
   Employee benefits (Note 11)                                     2,456        2,275        2,252
   Occupancy expense                                                 605          656          649
   Furniture and equipment                                         1,421        1,492        1,437
   Data processing                                                   998        1,013        1,101
   Franchise taxes                                                   839          817          712
   Mortgage servicing rights amortization (Note 6)                   263          293          332
   Other general and administrative                                3,513        4,692        4,415
                                                              ----------   ----------   ----------
         Total other operating expenses                           18,399       19,649       18,868
                                                              ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                                        11,243       11,778       11,803
INCOME TAXES (NOTE 10)                                             3,107        3,202        3,573
                                                              ----------   ----------   ----------
NET INCOME                                                    $    8,136   $    8,576   $    8,230
                                                              ==========   ==========   ==========
EARNINGS PER SHARE - BASIC                                    $     1.57   $     1.65   $     1.58
                                                              ==========   ==========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                            5,186,329    5,198,728    5,200,000
                                                              ==========   ==========   ==========

See Notes to Consolidated Financial Statements

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                                                    Accumulated
                                                 Shares of                     Unearned                Other          Total
                                                   Common    Common  Treasury    Stock   Retained  Comprehensive  Stockholders'
                                                   Stock     Stock     Stock    Awards   Earnings  Income (Loss)      Equity
                                                 ---------  -------  --------  --------  --------  -------------  -------------
BALANCE - January 1, 2004                        5,200,000  $12,677    $  --    $  --    $60,196      $ 1,983        $74,856
Comprehensive income (Note 1):
   Net income                                           --  $    --    $  --    $  --    $ 8,230      $    --        $ 8,230
   Change in net unrealized gain on securities
      available for sale, net of
      reclassification adjustment and tax
      effects                                           --  $    --    $  --    $  --    $    --      $(1,771)       $(1,771)
                                                                                                                     -------
         Total comprehensive income                                                                                  $ 6,459
Cash dividends declared - $0.475 per share              --  $    --    $  --    $  --    $(2,470)     $    --        $(2,470)
                                                 ---------  -------    -----    -----    -------      -------        -------
BALANCE - December 31, 2004                      5,200,000  $12,677    $  --    $  --    $65,956      $   212        $78,845
                                                 ---------  -------    -----    -----    -------      -------        -------
Comprehensive income (Note 1):
   Net income                                           --  $    --    $  --    $  --    $ 8,576      $    --        $ 8,576
   Change in net unrealized gain on securities
      available for sale, net of
      reclassification adjustment and tax
      effects                                           --  $    --    $  --    $  --    $    --      $(2,119)       $(2,119)
                                                                                                                     -------
         Total comprehensive income                                                                                  $ 6,457
   Purchase of Treasury Stock 4000 shares           (4,000)            $(115)   $  --                                $  (115)
   Grant of Restricted Stock Awards-4000 shares
      (Net of Forfeiture - 80)                       3,920             $ 113    $(113)                               $    --
Cash dividends declared - $0.50 per share               --  $    --    $  --    $  --    $(2,599)     $    --        $(2,599)
                                                 ---------  -------    -----    -----    -------      -------        -------
BALANCE - December 31, 2005                      5,199,920  $12,677    $  (2)   $(113)   $71,933      $(1,907)       $82,588
                                                 ---------  -------    -----    -----    -------      -------        -------

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (000'S OMITTED)

                                                                                                    Accumulated
                                                 Shares of                     Unearned                Other          Total
                                                   Common    Common  Treasury    Stock   Retained  Comprehensive  Stockholders'
                                                   Stock     Stock     Stock    Awards   Earnings  Income (Loss)      Equity
                                                 ---------  -------  --------  --------  --------  -------------  -------------
Comprehensive income (Note 1):
   Net income                                           --  $    --   $  --     $  --    $ 8,136       $  --        $  8,136
   Change in net unrealized gain on securities
      available for sale, net of
      reclassification adjustment and tax
      effects                                           --  $    --   $  --     $  --    $    --       $ 933        $    933
         Total comprehensive income                                                                                 $  9,069
   Purchase of Treasury Stock                      (42,000)           $(945)    $  --                               $   (945)
   Grant of Restricted Stock Awards-6100 shares
      (Net of Forfeiture - 200)                      5,900            $ 131     $(131)                              $     --
Cash dividends declared - $0.575 per share              --  $    --   $  --     $  --    $(2,980)      $  --        $ (2,980)
                                                 ---------  -------   -----     -----    -------       -----        --------
BALANCE - December 31, 2006                      5,163,820  $12,677   $(816)    $(244)   $77,089       $(974)       $ 87,732
                                                 =========  =======   =====     =====    =======       =====        ========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                 (000'S OMITTED)

                                                                              2006       2005       2004
                                                                            --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $  8,136   $  8,576   $  8,230
   Adjustments to reconcile net income to net cash
      from operating activities:
      Depreciation                                                             1,107      1,167      1,142
      Amortization of servicing rights                                           263        293        332
      Provision for loan loss                                                    525       (425)       884
      Accretion and amortization of securities                                   382        989      1,223
      Deferred income taxes (benefit)                                            282        387        (14)
      (Gain) loss on sale of other assets                                          5         (2)         2
      Realized (gain) loss on sales of available-for-sale securities, net         10         (9)      (127)
      Net Change in:
         Loans held for sale                                                      --        175          1
         Change in other assets and other liabilities, net                     2,670     (1,931)     3,019
                                                                            --------   --------   --------
            Net cash provided (used) by operating activities                  13,380      9,220     14,692

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Sales                                                                   19,006         --     10,740
      Maturities, prepayments and calls                                       61,654     38,477     64,599
      Purchases                                                              (44,382)   (73,376)   (81,553)
   Loan and lease originations and principal collections, net                (41,630)    13,732      7,241
   Proceeds from sales of assets                                                   1         18          3
   Additions to premises and equipment                                          (428)      (539)      (793)
                                                                            --------   --------   --------
            Net cash provided (used) by investing activities                  (5,779)   (21,688)       237

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                         9,112      2,092       (861)
   Net change in federal funds purchased and securities
      sold under agreements to repurchase                                     13,660     (1,694)    (4,467)
   Proceeds from issuance of long-term debt                                       --     15,000         --
   Repayment of long-term debt                                               (11,720)    (2,012)    (2,410)
   Purchase of Treasury Stock                                                   (945)      (115)        --
   Cash dividends paid on common stock                                        (3,050)    (2,470)    (2,470)
                                                                            --------   --------   --------
            Net cash provided (used) by financing activities                   7,057     10,801    (10,208)
                                                                            --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          14,658     (1,667)     4,721

CASH AND CASH EQUIVALENTS - Beginning of Year                                 22,589     24,256     19,535
                                                                            --------   --------   --------

CASH AND CASH EQUIVALENTS - End of Year                                     $ 37,247   $ 22,589   $ 24,256
                                                                            ========   ========   ========

SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
      Interest                                                              $ 18,235   $ 13,227   $ 11,283
                                                                            ========   ========   ========
      Income taxes                                                          $  2,757   $  2,640   $  2,840
                                                                            ========   ========   ========

See Notes to Consolidated Financial Statements

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

     CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. This includes cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

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

     The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectibility of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

     The components of other comprehensive income and related tax effects are as follows:

                                                        (In Thousands)
                                                  --------------------------
                                                   2006      2005      2004
                                                  ------   -------   -------
Net Unrealized gain (loss) on
   available-for-sale securities                  $1,404   $(3,202)  $(2,556)
Tax Effect                                          (478)    1,089       869
                                                  ------   -------   -------
Net-of-tax amount                                    926    (2,113)   (1,687)
                                                  ------   -------   -------
Reclassification adjustment for gain on sale of
   available-for-sale securities                  $   10   $    (9)  $  (127)
Tax Effect                                            (3)        3        43
                                                  ------   -------   -------
Net-of-tax amount                                      7        (6)      (84)
                                                  ------   -------   -------
   Other comprehensive income                     $  933   $(2,119)  $(1,771)
                                                  ======   =======   =======

     RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the implementation of SFAS 156 to have a material impact on its financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement." This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. FSAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact the adoption of SFAS 157 will have on the financial statements.

     In September 2006, the FASB ratified the Emerging Issues Task Force's
     (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative- effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Company is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements.

     RECLASSIFICATION

     Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the 2006 presentation.

     The Company's Board of Directors declared a 4 for 1 stock split effective May 12, 2006. Therefore, all references in the financial statements and other disclosures related to the number of shares and per share amounts of the Company's stock have been retroactively restated to reflect the increased number of shares outstanding.

NOTE 2 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

     The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve remains the same at December 31, 2006 as it was for December 31, 2005 at $4.6 million.

     The Company and its subsidiaries maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

NOTE 3 - SECURITIES

     The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

                                                  (In Thousands)
                                                       2006
                                 -----------------------------------------------
                                                Gross        Gross     Estimated
                                 Amortized   Unrealized   Unrealized     Market
                                   Cost         Gains       Losses       Value
                                 ---------   ----------   ----------   ---------
Available-for-Sale:
   U.S. Treasury                 $     388      $ --        $    1      $    387
   U.S. Government agency           91,656       131           819        90,968
   Mortgage-backed securities       31,911        16           663        31,264
   State and local governments      45,636       240           381        45,495
   Equity securities                    47        --            --            47
                                 ---------      ----        ------      --------
                                 $ 169,638      $387        $1,864      $168,161
                                 =========      ====        ======      ========

                                                  (In Thousands)
                                                       2005
                                 -----------------------------------------------
                                                Gross        Gross     Estimated
                                 Amortized   Unrealized   Unrealized     Market
                                    Cost        Gains       Losses       Value
                                 ---------   ----------   ----------   ---------
Available-for-Sale:
   U.S. Treasury                  $  2,380      $ --        $   26      $  2,354
   U.S. Government agency          111,503         4         1,662       109,845
   Mortgage-backed securities       29,470        10           966        28,514
   State and local governments      63,141       426           676        62,891
   Equity securities                    47        --            --            47
                                  --------      ----        ------      --------
                                  $206,541      $440        $3,330      $203,651
                                  ========      ====        ======      ========

     Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

                                                     2006
                              -------------------------------------------------
                                   (In Thousands)            (In Thousands)
                              Less Than Twelve Months     Twelve Months & Over
                              -----------------------   -----------------------
                                 Gross                     Gross
                              Unrealized                Unrealized
                                Losses     Fair Value     Losses     Fair Value
                              ----------   ----------   ----------   ----------
U S Treasury                      $--        $    99       $  1        $   174
U S Government agency             $18        $13,944       $801        $58,457
Mortgage-backed securities        $ 2        $   710       $661        $21,801
State and local governments       $35        $ 7,442       $346        $22,182

                                                   2005
                              -------------------------------------------------
                                   (In Thousands)            (In Thousands)
                              Less Than Twelve Months     Twelve Months & Over
                              -----------------------   -----------------------
                                Gross                      Gross
                              Unrealized                Unrealized
                                Losses     Fair Value     Losses     Fair Value
                              ----------   ----------   ----------   ----------
U S Treasury                     $  2        $   237      $   24       $ 2,117
U S Government agency            $286        $39,837      $1,376       $63,039
Mortgage-backed securities       $123        $ 8,448      $  843       $18,738
State and local governments      $480        $30,354      $  196       $ 6,404

     Unrealized losses on securities have not been recognized into income because the issuers' bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

     The gross realized gains and losses for the years ended December 31, are presented below:

                                              (In Thousands)
                                            ------------------
                                            2006   2005   2004
                                            ----   ----   ----
Gross realized gains                        $ 27    $ 9   $133
Gross realized losses                        (37)    --     (6)
                                            ----    ---   ----
   Net Realized Gains                       $(10)   $ 9   $127
                                            ====    ===   ====
Tax expense related to net realized gains   $ (3)   $ 3   $ 43
                                            ====    ===   ====

     The amortized cost and fair value of debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         (In Thousands)
                                     ----------------------
                                     Amortized
                                        Cost     Fair Value
                                     ---------   ----------
One year or less                      $ 47,962    $ 47,688
After one year through five years       74,927      74,125
After five years through ten years      20,203      19,916
After ten years                         26,499      26,385
                                      --------    --------
                                       169,591     168,114
Equity securities                           47          47
                                      --------    --------
   Total                              $169,638    $168,161
                                      ========    ========

     Investments with a carrying value and fair value of $142.9 million at December 31, 2006 and $140.3 million at December 31, 2005 were pledged to secure public deposits and securities sold under repurchase agreements.

 NOTE 4 - LOANS

     Loans at December 31, are summarized below:

                                              (In Thousands)
                                           -------------------
                                             2006       2005
                                           --------   --------
Loans:
   Real estate (Consumer, Cml & Ag)        $294,218   $268,315
   Commercial and industrial                105,371     90,227
   Agricultural                              69,771     62,023
   Consumer, Overdrafts  and other loans     27,732     34,686
   Industrial Development Bonds               7,335      9,237
                                           --------   --------
                                            504,427    464,488
   Less: Deferred loan fees and costs          (253)      (396)
                                           --------   --------
                                            504,174    464,092
   Less: Allowance for loan losses           (5,594)    (5,388)
                                           --------   --------
      Loans - Net                          $498,580   $458,704
                                           ========   ========

     The following is a maturity schedule by major category of loans including available for sale loans:

                                                   (In Thousands)
                                         ----------------------------------
                                           Principal Payments Due Within
                                         ----------------------------------
                                                      Two to        After
                                         One Year   Five Years   Five Years
                                         --------   ----------   ----------
Real estate loans (Consumer, Cml & Ag)    $ 9,651     $28,635     $255,932
Commercial and industrial loans            45,477      35,068       24,826
Agricultural                               51,454      15,881        2,436
Consumer, Master Card and Overdrafts        5,717      17,323        4,692
Industrial Development Bonds                4,555       1,678        1,102

     The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2006:

                                           (In Thousands)
                                         ------------------
                                          Fixed    Variable
                                           Rate      Rate
                                         -------   --------
Real estate loans (Consumer, Cml & Ag)   $44,856   $249,362
Commercial and industrial loans           46,613     58,758
Agricultural                              22,225     47,546
Consumer, Master Card and Overdrafts      25,958      1,774
Industrial Development Bonds               7,335         --

     One to four family residential mortgage loans amounting to $74.1 million have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

     As of December 31, 2006 and 2005 there were $10.6 and $8.9 million, respectively, of undisbursed loans in process.

     The following is an analysis of the allowance for loan loss:

                                                  (In Thousands)
                                            --------------------------
                                             2006      2005      2004
                                            ------   -------   -------
Allowance for Loan Losses
   Balance at beginning of year             $5,388   $ 6,814   $ 7,300
   Provision for loan loss                     525      (425)      884
   Loans charged off                          (985)   (2,096)   (1,779)
   Recoveries                                  666     1,095     1,095
Allowance for Unfunded Loan Commitments &
   Letters of Credit                        $   --   $    --   $  (686)
                                            ------   -------   -------
Allowance for Loan & Leases Losses          $5,594   $ 5,388   $ 6,814
                                            ======   =======   =======
Allowance for Unfunded Loan Commitments &
   Letters of Credit                        $  168   $   841   $   686
                                            ------   -------   -------
Total Allowance for Credit Losses           $5,762   $ 6,229   $ 7,500
                                            ======   =======   =======

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

     The following is a summary of information pertaining to impaired loans:

                                       (In Thousands)
                                      ---------------
                                       2006      2005
                                      ------   ------
Impaired loans without a
   valuation allowance                $1,587   $1,273
Impaired loans with a valuation
   allowance                           3,095    7,221
                                      ------   ------
Total impaired loans                  $4,682   $8,494
                                      ======   ======
Valuation allowance related to
   impaired loans                     $  838   $1,978
Total non-accrual loans               $4,254   $4,663
Total loans past-due ninety days or
   more and still accruing            $   --   $   --

                                          (In Thousands)
                                    -------------------------
                                     2006     2005      2004
                                    ------   ------   -------
Average investment in
   impaired loans                   $6,588   $9,926   $16,030
                                    ======   ======   =======
Interest income recognized
   on impaired loans                $  288   $  480   $   572
                                    ======   ======   =======
Interest income recognized on
   a cash basis on impaired loans   $  167   $  473   $   279
                                    ======   ======   =======

     No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5 -- PREMISES AND EQUIPMENT

     The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

                                          (In Thousands)
                                       -------------------
                                         2006       2005
                                       --------   --------
Land                                   $  2,811   $  2,756
Buildings (useful life 15-39 years)      15,100     15,080
Furnishings (useful life 3-15 years)      8,960      9,758
                                       --------   --------
                                         26,871     27,594
      Less: Accumulated depreciation    (12,682)   (12,720)
                                       --------   --------
  Premises and Equipment (Net)         $ 14,189   $ 14,874
                                       ========   ========

NOTE 6 -  SERVICING

     Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $251 and $249 million at December 31, 2006 and 2005, respectively.

     The balance of capitalized servicing rights included in other assets at December 31, 2006 and 2005, was $1.8 and $1.7 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.

     The fair market value of the capitalized servicing rights as of December 31, 2006 and 2005 was $2.2 and $1.9 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type, term and new versus seasoned. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 10.0 and 12.5 were utilized for 2006 and 2005, respectively. All stratums showed positive values compared to carrying value using a discount yield of 8.5% for both years.

     The following summarizes mortgage servicing rights capitalized and amortized during each year:

                            (In Thousands)
                           ---------------
                            2006     2005
                           ------   ------
Beginning Year             $1,690   $1,500
   Capitalized Additions   $  371   $  483
   Amortization            $ (263)  $ (293)
   Valuation Allowance     $   --   $   --
                           ------   ------
End of Year                $1,798   $1,690
                           ======   ======

NOTE 7 - DEPOSITS

     Time deposits at December 31 consist of the following:

                                       (In Thousands)
                                    -------------------
                                      2006       2005
                                    --------   --------
Time deposits under $100,000        $235,710   $236,864
Time deposits of $100,000 or more     78,077     74,982
                                    --------   --------
                                    $313,787   $311,846
                                    ========   ========

     At December 31, 2006 the scheduled maturities for time deposits are as follows:

             (In Thousands)
             --------------
2007            $241,303
2008              41,511
2009              28,650
2010                 907
2011                 424
thereafter           992
                --------
                $313,787
                ========

NOTE 8 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Bank's policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2006 and 2005 securities with a book value of $45.6 million and $38.8 million, respectively, were underlying the repurchase agreements and were under the Bank's control.

NOTE 9 - LONG TERM DEBT

     Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 2.92% to 7.05%. Total borrowings were $23.0 and $35.0 million for 2006 and 2005, respectively. Notes are secured by a blanket lien on 100% of the one to four family residential mortgage loan portfolio (Note 4).

     The following is a schedule by years of future minimum principal payments:

             (In Thousands)
             --------------
2007             $ 6,416
2008                 712
2009                 464
2010               5,346
2011               5,225
thereafter         5,070
                 -------
                 $23,233
                 =======

NOTE 10 - FEDERAL INCOME TAXES

     The components of income tax expense for the years ended December 31 are as follows:

                   (In Thousands)
             -------------------------
              2006     2005     2004
             ------   ------   -------
Current:
   Federal   $2,825   $2,815   $ 3,587
Deferred:
   Federal      282      387       (14)
             ------   ------   -------
             $3,107   $3,202   $ 3,573
             ======   ======   =======

     The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

                                              (In Thousands)
                                         ------------------------
                                          2006     2005     2004
                                         ------   ------   ------
Income tax at statutory rates            $3,826   $4,004   $4,013
Increase(decrease) resulting from:
   Tax exempt interest                     (749)    (784)    (706)
   Change in prior estimates and other       30      (18)     266
                                         ------   ------   ------
                                         $3,107   $3,202   $3,573
                                         ======   ======   ======

Deferred tax assets and liabilities at December 31 are comprised of the following:

                                            (In Thousands)
                                           ---------------
                                            2006     2005
                                           ------   ------
Deferred Tax Assets:
   Allowance for loan losses               $1,902   $1,832
   Net unrealized loss on available-
      for-sale securities                     503      984
   Other                                      249      484
                                           ------   ------
   Total deferred tax assets                2,654    3,300
Deferred Tax Liabilities:
   Accreted discounts on bonds                 71       74
   FHLB stock dividends                       798      721
   Mortgage servicing rights                  610      572
   Other                                      506      505
   Net unrealized gain on available-
      for-sale securities                      --       --
                                           ------   ------
   Total deferred tax liabilities           1,985    1,872
                                           ------   ------
      Net Deferred Tax Asset (Liability)   $  669   $1,428
                                           ======   ======

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant's deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $611, $608, and $546 thousand for 2006, 2005 and 2004, respectively.

     The Company has a Long-Term Stock Incentive Plan under which 6,000 shares of restricted stock were issued to 40 employees during 2006 and 4,000 shares were issued to 38 employees during 2005. Under the plan, the shares vest 100% in three years. Due to employee termination, there were 200 shares forfeited during 2006 and 80 shares forfeited during 2005. Compensation expense applicable to the restricted stock totaled $60 and $14 thousand for the year ended December 31, 2006 and 2005, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $20.9 and $22.3 million at December 31, 2006 and 2005, respectively. Loans made during 2006 were $142.4 million and repayments were $143.7 million. During 2005, two directors retired from the Board and two directors were added. Their difference in related borrowings amounted to $1.3 million, net deletion. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2006 and 2005 amounted to $27.6 million and $23.4 million, respectively.

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

     The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At year end 2004 the Bank segregated the Allowance for Loan Losses into two components. The allowance as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2006 and 2005 was $168 thousand and $841 thousand, respectively. At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                  (In Thousands)
                               -------------------
                                 2006       2005
                               --------   --------
Commitments to extend credit   $132,477   $121,857
Credit card arrangements         16,098     16,092
Standby letters of credit        11,900     12,039

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

     COLLATERAL REQUIREMENTS

     To reduce credit risk related to the use of credit-related financial instruments, the Bank might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Bank's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and real estate.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all the capital adequacy requirements to which it is subject.

     As of December 31, 2006 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

     The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2006 and 2005 are as follows:

                                                                        To Be Well
                                                                        Capitalized
                                                                     Under the Prompt
                                                     For Capital        Corrective
                                                       Adequacy           Action
                                      Actual           Purposes         Provisions
                                 ---------------   ---------------   ----------------
                                 (000's)           (000's)           (000's)
                                  Amount   Ratio    Amount   Ratio    Amount    Ratio
                                 -------   -----   -------   -----   -------   ------
As of December 31, 2006
Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated                     $94,468   17.27%  $43,753   8.00%       N/A      N/A
Farmers & Merchants State Bank    93,179   17.04%   43,753   8.00%    54,691    10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated                      88,706   16.22%   21,876   4.00%       N/A      N/A
Farmers & Merchants State Bank    72,417   13.24%   21,876   4.00%    32,815     6.00%

Tier 1 Capital
(to Adjusted Total Assets)
Consolidated                      88,706   12.40%   28,625   4.00%       N/A      N/A
Farmers & Merchants State Bank    72,417   10.13%   28,585   4.00%    35,731     5.00%

                                                                        To Be Well
                                                                        Capitalized
                                                                     Under the Prompt
                                                     For Capital        Corrective
                                                       Adequacy           Action
                                      Actual           Purposes         Provisions
                                 ---------------   ---------------   ----------------
                                 (000's)           (000's)           (000's)
                                  Amount   Ratio    Amount   Ratio    Amount    Ratio
                                 -------   -----   -------   -----   -------   ------
As of December 31, 2005
Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated                     $90,724   17.68%  $41,042   8.00%       N/A      N/A
Farmers & Merchants State Bank    89,717   17.49%   41,044   8.00%    51,306   10.00%

Tier 1 Capital
(to Risk Weighted Assets)
Consolidated                      84,495   16.47%   20,521   4.00%       N/A      N/A
Farmers & Merchants State Bank    68,488   13.35%   20,522   4.00%    30,783    6.00%

Tier 1 Capital
(to Adjusted Total Assets)
Consolidated                      84,495   11.87%   28,475   4.00%       N/A      N/A
Farmers & Merchants State Bank    68,488    9.53%   28,759   4.00%    35,949    5.00%

NOTE 15 - RESTRICTIONS OF DIVIDENDS & INTER-COMPANY BORROWINGS

     The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $11.2 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company and its non-bank subsidiary. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

     The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2006 and 2005 are reflected on the next page.

                                                        (In Thousands)
                                          -----------------------------------------
                                                  2006                  2005
                                          -------------------   -------------------
                                          Carrying     Fair     Carrying     Fair
                                           Amount      Value     Amount      Value
                                          --------   --------   --------   --------
Financial Assets:
   Cash and Cash Equivalents              $ 23,894   $ 23,894   $ 22,589   $ 22,589
   Securities - available for sale         168,161    168,161    203,651    203,651
   Federal Home Loan Bank Stock              4,016      4,016      3,791      3,791
   Loans, net                              498,580    497,866    458,704    459,598
   Interest receivable                       5,244      5,244      5,036      5,036
   Loans held for sale                          --         --         --         --
Financial Liabilities:
   Deposits                               $585,409   $583,955   $576,297   $575,554
   Short-term debt
      Federal funds purchased                   --         --         --         --
      Repurchase agreement sold             34,818     34,818     21,158     21,158
   Long -term debt                          23,233     22,723     34,952     34,551
   Interest payable                          1,491      1,491      1,191      1,191
   Dividends payable                           774        774        844        844
Off-Balance Sheet Financial Instruments
   Commitments to
      extend credit                       $     --   $     --   $     --   $     --
   Standby letters of credit                    --         --         --         --

     The following assumptions and methods were used in estimating the fair value for financial instruments:

     CASH AND CASH EQUIVALENTS

     The carrying amounts reported in the balance sheet for cash, cash equivalents and federal funds sold approximate their fair values. Also included in this line item are the carrying amounts of interest-bearing deposits maturing within ninety days which approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

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

NOTE 17 -- CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

                                  BALANCE SHEET

                                                            (In Thousands)
                                                          -----------------
                                                            2006      2005
                                                          -------   -------
ASSETS
      Cash                                                $   916   $   325
      Related party receivables:
      Dividends & Accounts receivable from subsidiaries       810     1,100
      Note receivable from Bank subsidiary                 15,000    15,000
      Investment in subsidiaries                           72,036    67,164
                                                          -------   -------
TOTAL ASSETS                                              $88,762   $83,589
                                                          =======   =======
LIABILITIES
      Accrued expenses                                    $   256   $   157
      Dividends payable                                       774       844
                                                          -------   -------
   Total Liabilities                                        1,030     1,001
                                                          -------   -------
STOCKHOLDERS' EQUITY
      Common stock - No par value - 6,500,000 shares
         authorized; 5,200,000 shares issued               12,677    12,677
      Treasury Stock - 36,180 shares, 80 shares              (816)       (2)
      Unearned Stock Awards - 9820 shares, 3920 shares       (244)     (113)
      Retained earnings                                    77,089    71,933
      Accumulated other comprehensive income (Loss)          (974)   (1,907)
                                                          -------   -------
   Total Stockholders' Equity                              87,732    82,588
                                                          -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $88,762   $83,589
                                                          =======   =======

                               STATEMENT OF INCOME

                                                  (In Thousands)
                                             ------------------------
                                              2006     2005     2004
                                             ------   ------   ------
INCOME
   Dividends from subsidiaires               $3,985   $2,855   $2,185
   Interest                                     713      713      713
                                             ------   ------   ------
      Total Income                            4,698    3,568    2,898
OPERATING EXPENSES                              353      344      170
                                             ------   ------   ------
INCOME BEFORE INCOME TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS AND SUBSIDIARIES    4,345    3,224    2,728
INCOME TAXES                                    148      132      185
                                             ------   ------   ------
                                              4,197    3,092    2,543
   Equity in undistributed earnings
      of subsidiaries                         3,939    5,484    5,687
                                             ------   ------   ------
NET INCOME                                   $8,136   $8,576   $8,230
                                             ======   ======   ======

                             STATEMENTS OF CASHFLOWS

                                                                (In Thousands)
                                                         ---------------------------
                                                           2006      2005      2004
                                                         -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                         $ 8,136   $ 8,576   $ 8,230
      Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities:
         Equity in undistributed net income
            of subsidiaries                               (3,939)   (5,484)   (5,687)
         Changes in Operating Assets and
            Liabilities:
               Account receivable                            (35)       --        --
               Dividends receivable                          325      (800)     (300)
               Other Liabilities                              99       (33)      (25)
                                                         -------   -------   -------
                  Net Cash Provided by
                  Operating Activities                     4,586     2,259     2,218
CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of dividends                                (3,050)   (2,470)   (2,470)
      Purchase of Treasury Stock                            (945)     (115)       --
                                                         -------   -------   -------
                  Net Change in Cash and
                     Cash Equivalents                        591      (326)     (252)
CASH AND CASH EQUIVALENTS
   Beginning of year                                         325       651       903
                                                         -------   -------   -------
CASH AND CASH EQUIVALENTS
   End of year                                           $   916   $   325   $   651
                                                         =======   =======   =======

(000S OMITTED EXCEPT PER SHARE DATA)

                      Quarterly Financial Data - UNAUDITED

                                                  Quarter Ended in 2006
                                    -------------------------------------------------
                                      Mar 31       June 30      Sep 30       Dec 31
                                    ----------   ----------   ----------   ----------
Summary of Income:
   Interest income                  $   10,067   $   10,405   $   10,731   $   11,066
   Interest expense                      4,160        4,385        4,837        5,153
                                    ----------   ----------   ----------   ----------
      Net Interest Income                5,907        6,020        5,894        5,913
Provision for loan loss                    (50)          15          652          (92)
                                    ----------   ----------   ----------   ----------
Net interest income after
   provision for loan loss               5,957        6,005        5,242        6,005
Other income (expense)                  (3,192)      (3,317)      (2,336)      (3,121)
                                    ----------   ----------   ----------   ----------
Net income before income taxes           2,765        2,688        2,906        2,884
Income taxes                               747          721          789          850
                                    ----------   ----------   ----------   ----------
Net income                          $    2,018   $    1,967   $    2,117   $    2,034
                                    ==========   ==========   ==========   ==========
Earnings per Common Share           $     0.39   $     0.38   $     0.41   $     0.39
                                    ==========   ==========   ==========   ==========
Average common shares outstanding    5,195,920    5,192,689    5,185,883    5,170,000
                                    ==========   ==========   ==========   ==========

                                                  Quarter Ended in 2005
                                    -------------------------------------------------
                                      Mar 31       June 30      Sep 30       Dec 31
                                    ----------   ----------   ----------   ----------
Summary of Income:
   Interest income                  $    9,285   $    9,207   $    9,384   $   10,135
   Interest expense                      3,018        3,159        3,442        3,920
                                    ----------   ----------   ----------   ----------
      Net Interest Income                6,267        6,048        5,942        6,215
Provision for loan loss                     96         (205)        (352)          36
                                    ----------   ----------   ----------   ----------
Net interest income after
   provision for loan loss               6,171        6,253        6,294        6,179
Other income (expense)                  (3,426)      (3,243)      (3,245)      (3,205)
Net income before income taxes           2,745        3,010        3,049        2,974
Income taxes                               712          803          821          866
                                    ----------   ----------   ----------   ----------
Net income                          $    2,033   $    2,207   $    2,228   $    2,108
                                    ==========   ==========   ==========   ==========
Earnings per common share           $    0.390   $    0.425   $    0.430   $    0.405
                                    ==========   ==========   ==========   ==========
Average common shares outstanding    5,200,000    5,200,000    5,198,956    5,196,000
                                    ==========   ==========   ==========   ==========

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

     No disagreements exist on accounting and financial disclosures or related matters.

ITEM 9A. CONTROLS AND PROCEDURES

     Management Report Regarding Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -- Intergrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Plante & Moran, PLLC, the independent registered public accounting firm that audited the financial statements contained herein, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006.

There was no change in the company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

February 21, 2007

Farmers & Merchants Bancorp, Inc. and Subsidiaries


/s/ Paul S. Siebenmorgen
-------------------------------------
Paul S. Siebenmorgen,
President/CEO


/s/ Barbara J. Britenriker
-------------------------------------
Barbara J. Britenriker,
Chief Financial Officer

(PLANTE MORAN LOGO)

                                                            Plante & Moran, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                               Tel: 248,375,7100
                                                               Fax: 248,378,7101
                                                                 plantemoran.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Farmers & Merchants Bancorp, Inc. and Subsidiaries
Archbold, Ohio

We have audited management's assessment included in the accompanying Report of Management on Farmers & Merchants Bancorp, Inc. and Subsidiaries Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on COSO criteria. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of earnings, shareholders equity and cash flow for each of the three years in the period ended December 31, 2006 and our report dated February 21, 2007, expressed an unqualified opinion thereon.


                                        /s/ Plante & Moran, PLLC

February 21, 2007
Auburn Hills, Michigan

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

The information called for herein is presented below:

                                                                        YEAR FIRST
                                      PRINCIPAL OCCUPATION OR             BECAME
NAME                   AGE        EMPLOYMENT FOR PAST FIVE YEARS         DIRECTOR
----                   ---   ----------------------------------------   ----------
Dexter Benecke          64   President, Freedom Ridge, Inc                 1999

Joe E. Crossgrove*      70   Chairman of the Corporation and               1992
                             The Farmers & Merchants State Bank

Steven A. Everhart      52   Secretary/Treasurer, MBC Holdings, Inc        2003

Robert G. Frey          66   President, E.H. Frey & Sons, Inc.             1987

Jack C. Johnson         54   President, Hawk's Clothing, Inc.              1991

Dean E. Miller          63   Chairman, MBC Holdings, Inc.                  1986

Anthony J. Rupp         57   President, Rupp Furniture Co.                 2000

David P. Rupp Jr.       65   Attorney                                      2001

James C. Saneholtz      60   President, Saneholtz-McKarns, Inc.            1995

Kevin J. Sauder         46   President, Chief Executive Officer            2004
                             Sauder Woodworking Company

Merle J. Short          66   President Promow, Inc.                        1987

Paul S. Siebenmorgen    57   President and CEO of the Corporation and      2005
                             the Farmers & Merhcants State Bank

Steven J. Wyse          62   Private Investor                              1991

Dr. Betty K. Young      51   President, Northwest State Community          2005
                             College

* Mr Crossgrove discontinued full time employment from the Farmers & Merchants State Bank as of December 31, 2006. He remains Chairman of the Corporation and the Farmers & Merchants State Bank.

                               EXECUTIVE OFFICERS

                               Principal Occupation & offices Held with
Name                     Age   Corporation & Bank for Past Five Years
----                     ---   ----------------------------------------
Joe E. Crossgrove         70   Chairman

Paul S. Siebenmorgan      57   President & Chief Executive Officer

Rex D. Rice               48   Executive Vice President
                               Senior Commercial Loan Officer

Edward A. Leininger       50   Executive Vice President
                               Chief Operating Officer

Barbara J. Britenriker    45   Executive Vice President
                               Chief Financial Officer

Richard J. Lis            65   Executive Vice President
                               Chief Lending Officer

     The information called for under Rule 405 of Regulation S-K regarding compliance with Section 16(a) is presented in the proxy statement to be furnished in connection with the soliciation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 21, 2007, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 21, 2007, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 21, 2007, and is incorporated herein by reference.

On April 23, 2005 the Company's shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 800,000 of the Company's common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiares. During 2005, 4,000 shares of restricted stock were issued under the plan to 38 employees of the Bank. These grants will become completely vested in three years. Due to employee termination, there were 80 shares forfeited during 2005. During 2006, the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees. 200 shares were forfeited during 2006. At year end, the Company held 36,180 shares in Treasury stock and 9,820 in unearned stock awards. The Company initiated a 4:1 stock split on May 12, 2006.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                  Number of securities
                                                                                   remaining available
                                    Number of securities     Weighted-average      for future issuance
                                      to be issued upon       exercise price          under equity
                                  exercise of outstanding     of outstanding       compensation plans
                                     options, warrants      options, warrants     (excluding securities
                                         and rights             and rights      reflected in column (a))
                                            (a)                    (b)                     (c)
                                  -----------------------   -----------------   ------------------------
Equity compensation plans
   approved by security holders               0                   $0.00                  790,180
Equity compensation plans not
   approved by security holders               0                   $0.00                        0
                                            ---                   -----                  -------
Total                                         0                   $0.00                  790,180
                                            ===                   =====                  =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 21, 2007, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 21, 2007, and is incorporated herein by reference.

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

          (2)  Financial Statement Schedules

               Five Year Summary of Operations

          (3)  Exhibits Required by Item 601 of Regulation S-K

               (3.1) a. Articles of Incorporation are incorporated by reference to the Company's Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004

                    b. Amendment to Articles of Incorporation, incorporated by reference to the Company's Current Report on Form 8-K that was filed with the Commission on April 26, 2006.

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

          (10.5) Change in Control Agreement executed by and between the Company and Richard J Lis on December 16, 2005 (incorporated by Reference to the Current Report on Form 8-K file with the Commission on December 16,2005).

          (10.6) 2005 Long-Term Stock Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005)

          (10.7) Form of Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005)

          (21) Subsidiaries of Farmers & Merchants Bancorp, Inc.

          (31.1) Certification of the Chief Executive Officer Required under
               Rule 13(a)-14(a)/15d-14(a)

          (31.2) Certification of the Chief Financial Officer Required under
               Rule 13(a)- 14(a)/15d-14(a)

          (32.1) Certification of the Chief Executive Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          (32.2) Certification of the Chief Financial Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

                        FARMERS & MERCHANTS BANCORP, INC

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, herunto duly authorized


By: /s/ Paul S. Siebenmorgen            Date: February 16, 2007
    ---------------------------------
    Paul S. Siebenmorgen
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Paul S Siebenmorgen                 Date: February 16, 2007
-------------------------------------
Paul S Siebenmorgen
Chief Executive Officer (Principal
Executive Officer)


/s/ Joe E. Crossgrove                   Date: February 16, 2007
-------------------------------------
Joe E. Crossgrove
Director & Chairman


/s/ Anthony J. Rupp                     Date: February 16, 2007
-------------------------------------
Anthony J. Rupp, Director


/s/ David P. Rupp Jr.                   Date: February 16, 2007
-------------------------------------
David P. Rupp Jr, Director


/s/ James Saneholtz                     Date: February 16, 2007
-------------------------------------
James Saneholtz, Director


/s/ Merle J. Short                      Date: February 16, 2007
-------------------------------------
Merle J. Short, Director


/s/ Dexter Benecke                      Date: February 16, 2007
-------------------------------------
Dexter Benecke, Director


/s/ Dr. Betty Young                     Date: February 16, 2007
-------------------------------------
Dr Betty Young, Director


/s/ Barbara J. Britenriker              Date: February 16, 2007
-------------------------------------
Barbara J. Britenriker
Chief Financial Officer
(Principal Financial Officer/
Principal Accounting Officer)


/s/ Jack C. Johnson                     Date: February 16, 2007
-------------------------------------
Jack C. Johnson, Director


/s/ Dean E. Miller                      Date: February 16, 2007
-------------------------------------
Dean E. Miller, Director


/s/ Steven A. Everhart                  Date: February 16, 2007
-------------------------------------
Steven A. Everhart, Director


/s/ Kevin J. Sauder                     Date: February 16, 2007
-------------------------------------
Kevin J. Sauder, Director


/s/ Robert G. Frey                      Date: February 16, 2007
-------------------------------------
Robert G. Frey, Director


/s/ Steven J. Wyse                      Date: February 16, 2007
-------------------------------------
Steven J. Wyse, Director