Form 10-Q
period 2007-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2007-04-27
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2007

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

 Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value               5,136,545
--------------------------   --------------------------------
           Class             Outstanding as of April 19, 2007

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                             Page
---------------                                                            -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets-
            March 31, 2007, December 31, 2006                                  1
         Condensed Consolidated Statements of Net Income-
            Three Months Ended March 31, 2007 and March 31, 2006               2
         Condensed Consolidated Statements of Cash Flows-
            Three Months Ended March 31, 2007 and March 31, 2006               3
         Notes to Condensed Financial Statements                               4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        4-6

Item 3.  Qualitative and Quantitative Disclosures About Market Risk            7

Item 4.  Controls and Procedures                                               8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     8

Item 1A. Risk Factors                                                          8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           8

Item 3.  Defaults Upon Senior Securities                                       8

Item 4.  Submission of Matters to a Vote of Security Holders                   8

Item 5.  Other Information                                                     8

Item 6.  Exhibits                                                              8

Signatures                                                                     9

Exhibit 31. Certifications Under Section 302                               10-11

Exhibit 32. Certifications Under Section 906                                  12

ITEM 1 FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                     Mar 31, 2007   Dec 31, 2006
                                                     ------------   ------------
ASSETS:
Cash and due from banks                                $ 14,969       $ 23,583
Interest bearing deposits with banks                        318            311
Federal funds sold                                        7,998         13,353
Investment Securities:
   U.S. Treasury                                            388            388
   U.S. Government                                      119,012        122,231
   State & political obligations                         42,740         45,495
   All others                                             4,064          4,063
Loans and leases (Net of reserve for loan losses
   of $5,476 & $5,594 respectively)                     508,280        498,580
Bank premises and equipment-net                          14,602         14,189
Accrued interest and other assets                        19,164         14,903
                                                       --------       --------
      TOTAL ASSETS                                     $731,535       $737,096
                                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES:
   Deposits:
      Noninterest bearing                              $ 49,428       $ 60,211
      Interest bearing                                  528,188        525,198
   Federal funds purchased and securities sold
      under agreement to repurchase                      36,512         34,818
   Other borrowed money                                  23,051         23,233
   Accrued interest and other liabilities                 5,474          5,904
                                                       --------       --------
      Total Liabilities                                 642,653        649,364

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized
      6,500,000 shares; issued 5,136,555 shares          12,677         12,677
   Treasury Stock - 53,625 shares, Unearned stock
      awards 9,720 shares and for Dec. 31, 2006
      - Unearned stock 9,720 shares                      (1,455)        (1,060)
   Undivided profits                                     78,343         77,089
   Accumulated other comprehensive income
      (expense)                                            (683)          (974)
                                                       --------       --------
      Total Shareholders' Equity                         88,882         87,732
                                                       --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY                   $731,535       $737,096
                                                       ========       ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2006 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                          Three Months Ended
                                                     ---------------------------
                                                     Mar 31, 2007   Mar 31, 2006
                                                     ------------   ------------
INTEREST INCOME:
   Loans and leases                                   $    9,499     $    8,088
   Investment Securities:
      U.S. Treasury securities                                 4             18
      Securities of U.S. Government agencies               1,324          1,250
      Obligations of states and political
         subdivisions                                        422            581
      Other                                                   63             58
   Federal funds                                              51             69
   Deposits in banks                                          26              3
                                                      ----------     ----------
         Total Interest Income                            11,389         10,067

INTEREST EXPENSE:
   Deposits                                                4,396          3,569
   Borrowed funds                                            779            591
                                                      ----------     ----------
         Total Interest Expense                            5,175          4,160
                                                      ----------     ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN
   LOSSES                                                  6,214          5,907
PROVISION FOR LOAN LOSSES                                    (19)           (50)
                                                      ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
   LOSSES                                                  6,233          5,957
OTHER INCOME:
   Service charges                                           760            794
   Other                                                     615            610
   Net securities gains (losses)                              --             20
                                                      ----------     ----------
                                                           1,375          1,424

OTHER EXPENSES:
   Salaries and wages                                      2,090          2,000
   Pension and other employee benefits                       817            629
   Occupancy expense (net)                                   149            135
   Other operating expenses                                1,661          1,852
                                                      ----------     ----------
                                                           4,717          4,616
                                                      ----------     ----------
INCOME BEFORE FEDERAL INCOME TAX                           2,891          2,765
FEDERAL INCOME TAXES                                         815            747
                                                      ----------     ----------
NET INCOME                                                 2,076          2,018
                                                      ==========     ==========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                   291           (150)
                                                      ----------     ----------
COMPREHENSIVE INCOME (EXPENSE)                        $    2,367     $    1,868
NET INCOME PER SHARE                                  $     0.40     $     0.39
   Based upon average weighted shares
      outstanding of:                                  5,149,967      5,195,920
DIVIDENDS DECLARED                                    $     0.16     $    0.125

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                          Three Months Ended
                                                     ---------------------------
                                                     Mar 31, 2007   Mar 31, 2006
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  2,076       $  2,018
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation and amortization                      297            276
         Premium amortization                                92            228
         Discount amortization                              (64)           (81)
         Provision for loan losses                          (19)           (50)
         Provision (Benefit) for deferred income
            taxes                                            (1)            77
         (Gain) Loss on sale of fixed assets                  1            (32)
         (Gain) Loss on sale of investment
            securities                                       --            (20)
         Changes in Operating Assets and
            Liabilities:
            Accrued interest receivable and
               other assets                              (1,410)         1,452
            Accrued interest payable and other
               liabilities                                 (479)          (413)
                                                       --------       --------
      Net Cash Provided by Operating Activities             493          3,455

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                    (711)           (27)
   Net (increase) decrease in Federal Funds Sold          5,355         (1,682)
   Proceeds from sale of fixed assets                        --
   Proceeds from maturities of investment
      securities:                                        22,836         14,106
   Proceeds from sale of investment securities:              --          4,777
   Purchase of investment securities                    (16,449)        (5,114)
   Purchase of Bank Owned Life Insurance                 (3,000)
   Net (increase) decrease in loans and leases           (9,681)       (14,077)
                                                       --------       --------
      Net Cash Provided (Used) by Investing
         Activities                                      (1,650)        (2,017)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                   (7,793)       (12,814)
   Net change in short-term borrowings                    1,694          4,278
   Increase in long-term borrowings                          --             --
   Payments on long-term borrowings                        (182)          (194)
   Purchase of Treasury stock                              (395)           (33)
   Payments of dividends                                   (774)          (844)
                                                       --------       --------
      Net Cash Provided (Used) by Financing
         Activities                                      (7,450)        (9,607)
                                                       --------       --------
Net change in cash and cash equivalents                  (8,607)        (8,169)
Cash and cash equivalents - Beginning of year            23,894         22,589
                                                       --------       --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR            $ 15,287       $ 14,420
                                                       ========       ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                        $ 14,969       $ 14,123
   Interest bearing deposits                                318            297
                                                       --------       --------
                                                       $ 15,287       $ 14,420
                                                       ========       ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

     NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that are expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

     of its Mortgage Servicing Rights as the accounting areas that requires the most subjective or complex judgments, and as such have the highest possibility of being subject to revision as as new information becomes available.

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

     LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

     Loan growth during the quarter totaled just over $9.5 million. The largest growth of over $5.5 million occurred in the commercial real estate portfolio. This was coupled with $2.5 million increase in commercial loans and a $400 thousand increase in the home equity portfolio. The overall growth was funded from the asset side of the balance sheet. A decrease in cash and federal funds sold of almost $14 million. Also decreasing was the rest of the loan portfolio and the investment portfolio contained runoff of approximately $6 million which wasn't reinvested in the first quarter. Other assets increased by $4.26 million mainly due to an additional BOLI (Bank Owned Life Insurance) purchase of $3 million in January 2007. This BOLI purchase was completed for asset yield improvement to fund the ever increasing employee medical costs of the Bank. The Bank also completed the purchase of land for its next branch location in Perrysburg, Ohio. Overall, the Company's assets decreased $5.56 million to end the quarter at $731.54 million. Liquidity remained strong with loans to assets hovering around seventy percent, up just slightly from December 31, 2006's sixty eight percent. The Bank is currently at the low end of the target range for this ratio.

     Loans past due 30 days or more as a percentage of total loans as of December 31, 2006 were .31% compared to March 31, 2007's .53%. The largest increase in the comparison was located in the 1-4 family real estate portfolio. The real estate and overall percentages, however, still remain below the target percentage. Asset quality remains strong with net charge-off activity for the quarter below $100,000.

     Total deposit footings decreased just under $8 million as of quarter end compared to year end. Growth occurred in time deposits of over $5 million while the footings decreased in checking and savings accounts by a combined total of $13 million. The Bank continues to offer higher rates for short-term CD's with an incentive rate for continuing or establishing a relationship (checking) account with the Bank. To encourage core deposit growth, the Bank is also running a "refer a friend" deposit promotion. The number of accounts being opened continues to improve with the decrease in footings being linked to commercial and public fund accounts. The Bank has also begun offering Health Savings Accounts (HSA) and while building the portfolio will take time, it is encouraged by the success achieved within the first quarter bringing in $198 thousand on deposit.

     The Company purchased 17,445 shares of Treasury stock during March for an outlay of nearly $400 thousand for the transactions. These transactions are a continuation of the buyback agreement authorized in the fourth quarter of 2006 and may continue throughout 2007.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The income statement shows improvement in net interest income as comparing quarter end March 2007 to March 2006. As the Federal Reserve has left rates unchanged since June 2006, improvement has been seen in the net interest margin. Interest income and interest expense are both higher given the higher rate environment compared to a year ago and a higher asset size of the Company. Borrowed funds interest expense is higher due to the Bank being in a net Federal Funds Purchase position for much of the quarter. This is also confirmed with the lower interest income reported in Federal Funds. More discussion on the net interest margin is included with the interest rate shock on net interest margin report under Market Risk. Overall net interest income improved by 5.2% over 2006 with the asset size growing by less than 3.5%.

     The non interest components of the statement of income show a slight decrease of $49 thousand in income and a slight increase of $101 thousand in expense. As stated previously, asset quality remained strong and the provision for loan losses posted a slight income position of $19 thousand compared to $50 thousand in 2006. Expenses related to personnel were responsible for the increase in non interest expense with the largest increase in the employee benefits as medical claims increased during 2007. Other operating expense actually decreased as compared to March 2006 by over $190 thousand. A $45 thousand decrease is attributible to lower audit and exam fees due to being an accelerated filer and adjusting audit procedures to better incorporate SOX control issues with general audit. The Bank has renewed contracts and/or vendors with more favorable terms such as the savings attributive to ATM processing of $30 thousand and discontinuing some consulting fees saving almost $61 thousand as compared to first quarter last year. Cost savings continues to be a focus for the Company. Increased use of imaging technology is being implemented during 2007 with efficiency and improved customer service the planned outcomes.

     Overall net income improved by 3% as compared to quarter end 2006 and net income per share improved to $.40 as of March 31, 2007 compared to March 31, 2006's $.39 per share. Comprehensive income shows the unrealized gain
     (loss) position on securities continuing to improve due to the maturing and reinvesting activities over the last year.

     The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                       12.96%
Tier I Leverage Ratio               12.20%
Risk Based Capital Tier 1           16.07%
Total Risk Based Capital            17.08%
Stockholders' Equity/Total Assets   12.15%

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which the Company is subject is interest rate risk. The majority of the Company's interest rate risk arises from the instruments, positions and transactions entered into for purposes, other than trading, such as lending, investing and securing sources of funds. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

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

           Interest Rate Shock                       Interest Rate Shock
         on Net Interest Margin                     on Net Interest Income
----------------------------------------   ---------------------------------------
Net Interest     % Change to      Rate        Rate       Cumulative    % Change to
Margin (Ratio)    Flat Rate    Direction   Changes by   Total ($000)    Flat Rate
--------------   -----------   ---------   ----------   ------------   -----------
    2.94%         -15.463%       Rising       3.000%        5,531        -15.741%
    3.12%         -10.245%       Rising       2.000%        5,879        -10.436%
    3.30%          -5.091%       Rising       1.000%        6,224         -5.189%
    3.48%           0.000%        Flat        0.000%        6,564          0.000%
    3.65%           5.005%      Falling      -1.000%        6,900          5.107%
    3.85%          10.607%      Falling      -2.000%        7,262         10.629%
    3.90%          12.070%      Falling      -3.000%        7,347         11.924%

     The net interest margin represents the forecasted twelve month margin. The predicted margin is lower than the Bank's current net interest margin. This is due mainly to the shortened duration of the certificate of deposit portfolio and correlates into the scenario of higher rates representing a loss of margin as compared to the repricing of those CDs in a falling rate environment. The uncertainty of the direction of any rate movements and the flat and inverted yield curve have facilitated the Bank taking the position it has. The range of the fluctuation of the percentage change is 10% higher than a year ago with last year's ranging from 2 to 6%. The positive effect of a falling rate environment at all rate shock levels is also an improvement from a year ago.

     The Bank will continue to focus on controlling the cost of funds through deposit promotions aimed at gaining more relationships per customer. Improving the overall asset yield is the other side of the equation that needs to be addressed. Fierce competition continues to pressure the yield and the Bank has focused on using a combination of rate and fees to attract new business. The addition of another banking location will help the expansion of the market though its completion will be late 2007.

ITEM 4 CONTROLS AND PROCEDURES

     As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in the Company's internal controls that occurred for the quarter ended March 31, 2007.

PART II

ITEM 1 LEGAL PROCEEDINGS

     None

ITEM 1A RISK FACTORS

     There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                        (c) Total Number of Shares      (d) Maximum Number of Shares
              (a) Total Number    (b) Average Price   Purchased as Part of Publicly   that may yet be purchased under
Period      of Shares Purchased     Paid per Share      Announced Plan or Progams          the Plans or Programs
---------   -------------------   -----------------   -----------------------------   -------------------------------
1/1/2007
to                                                                                                228,000
1/31/2007

2/1/2007
to                                                                                                228,000
2/28/2007

3/1/2007
to                17,445                $22.67                    17,445                          210,555
3/31/2007
                  ------                ------                    ------                          -------
Total             17,445                $22.67                    17,445(1)                       210,555
                  ======                ======                    ======                          =======

(1) The Company purchased these shares in the market pursuant to a stock repurchase program publicly announced on October 20, 2006. On that date, the Board of Directors authorized the repurchase of 250,000 common shares between October 20, 2006 and December 31, 2007.

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

                                        Farmers & Merchants Bancorp, Inc.,


Date: April 25, 2007                    By: /s/ Paul S. Siebenmorgen
                                            ------------------------------------
                                            Paul S. Siebenmorgen
                                            President and CEO


Date: April 25, 2007                    By: /s/ Barbara J. Britenriker
                                            ------------------------------------
                                            Barbara J. Britenriker
                                            Exec. Vice-President and CFO