Form 10-Q
period 2007-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2007-08-09
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2007

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
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

         Common Stock, No Par Value                        5,096,702
                  Class                         Outstanding as of July 20, 2007

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                            Page
---------------                                                           ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets- June 30, 2007,
               December 31, 2006                                            1

            Condensed Consolidated Statements of Net Income-
               Three Months and Six Months Ended June 30, 2007 and June
               30, 2006                                                     2

            Condensed Consolidated Statements of Cash Flows- Six Months
               Ended June 30, 2007 and June 30, 2006                        3

            Notes to Condensed Financial Statements                         4

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         4-6

Item 3.     Qualitative and Quantitative Disclosures About Market Risk      7

Item 4.     Controls and Procedures                                         8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               8

Item 1A.    Risk Factors                                                    8

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds     8

Item 3.     Defaults Upon Senior Securities                                 8

Item 4.     Submission of Matters to a Vote of Security Holders            8-9

Item 5.     Other Information                                               9

Item 6.     Exhibits                                                        9

Signatures                                                                 10

Exhibit 31. Certifications Under Section 302                              11-12

Exhibit 32. Certifications Under Section 906                               13

ITEM 1 FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                             June 30,    Dec 31,
                                                               2007       2006
                                                             --------   --------
ASSETS:
Cash and due from banks                                      $ 15,309   $ 23,583
Interest bearing deposits with banks                              303        311
Federal funds sold                                              1,282     13,353
Investment Securities:
   U.S. Treasury                                                  389        388
   U.S. Government                                            117,449    122,231
   State & political obligations                               41,905     45,495
   All others                                                   4,063      4,063
Loans and leases (Net of reserve for loan losses of
   $5,296 and $5,594  respectively)                           498,277    498,580
Bank premises and equipment-net                                14,584     14,189
Accrued interest and other assets                              20,012     14,903
                                                             --------   --------
      TOTAL ASSETS                                           $713,573   $737,096
                                                             ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
      Noninterest bearing                                    $ 50,422   $ 60,211
      Interest bearing                                        502,346    525,198
   Federal funds purchased and securities
      sold under agreement to repurchase                       44,523     34,818
   Other borrowed money                                        22,868     23,233
   Accrued interest and other liabilities                       5,211      5,904
                                                             --------   --------
      Total Liabilities                                       625,370    649,364

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 6,500,000
      shares; issued 5,200,000 shares                          12,677     12,677
   Treasury Stock - 93,478 shares 2007, 36,180 shares 2006     (2,362)    (1,060)
      Unearned Stock Awards 9,820 for 2007 and 2006
   Undivided profits                                           79,520     77,089
   Accumulated other comprehensive income (expense)            (1,632)      (974)
                                                             --------   --------
      Total Shareholders' Equity                               88,203     87,732
                                                             --------   --------
LIABILITIES AND SHAREHOLDERS' EQUITY                         $713,573   $737,096
                                                             ========   ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2006 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                            Three Months Ended         Six Months Ended
                                                         -----------------------   -----------------------
                                                          June 30,     June 30,     June 30,     June 30,
                                                            2007         2006         2007         2006
                                                         ----------   ----------   ----------   ----------
INTEREST INCOME:
   Loans and leases                                      $    9,468   $    8,654   $   18,967   $   16,742
   Investment Securities:
      U.S. Treasury securities                                    4           18            9           36
      Securities of U.S. Government agencies                  1,394        1,109        2,718        2,359
      Obligations of states and political subdivisions          409          538          831        1,118
      Other                                                      65           51          128          109
   Federal funds                                                 26           31           77          101
   Deposits in banks                                              3            3           29            6
                                                         ----------   ----------   ----------   ----------
         Total Interest Income                               11,369       10,404       22,759       20,471
INTEREST EXPENSE:
   Deposits                                                   4,626        3,733        9,022        7,301
   Borrowed funds                                               744          652        1,524        1,243
                                                         ----------   ----------   ----------   ----------
         Total Interest Expense                               5,370        4,385       10,546        8,544
                                                         ----------   ----------   ----------   ----------
NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                  5,999        6,019       12,213       11,927
PROVISION FOR LOAN LOSSES                                       154           15          135          (35)
NET INTEREST INCOME AFTER
                                                         ----------   ----------   ----------   ----------
   PROVISION FOR LOAN LOSSES                                  5,845        6,004       12,078       11,962
OTHER INCOME:
   Service charges                                              795          952        1,556        1,746
   Other                                                        762          698        1,377        1,308
   Net securities gains (losses)                                 --          (29)          --           (9)
                                                         ----------   ----------   ----------   ----------
                                                              1,557        1,621        2,933        3,045
OTHER EXPENSES:
   Salaries and wages                                         2,062        2,100        4,151        4,100
   Pension and other employee benefits                          742          604        1,559        1,233
   Occupancy expense (net)                                      122          159          271          294
   Other operating expenses                                   1,707        2,074        3,368        3,926
                                                         ----------   ----------   ----------   ----------
                                                              4,633        4,937        9,349        9,553
                                                         ----------   ----------   ----------   ----------
INCOME BEFORE FEDERAL INCOME TAX                              2,769        2,688        5,662        5,454
FEDERAL INCOME TAXES                                            778          721        1,592        1,468
                                                         ----------   ----------   ----------   ----------
NET INCOME                                                    1,991        1,967        4,070        3,986
                                                         ==========   ==========   ==========   ==========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                     (948)        (624)        (658)        (774)
                                                         ----------   ----------   ----------   ----------
COMPREHENSIVE INCOME (EXPENSE)                           $    1,043   $    1,343   $    3,412   $    3,212

NET INCOME PER SHARE                                     $     0.39   $     0.38   $     0.79   $     0.77
   Based upon average weighted shares outstanding of:     5,117,901    5,192,689    5,133,846    5,194,304
DIVIDENDS DECLARED                                       $     0.16   $     0.15   $     0.32   $     0.28

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                               Six Months Ended
                                                             -------------------
                                                             June 30,   June 30,
                                                               2007       2006
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  4,070   $  3,986
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation and amortization                            594        554
         Premium amortization                                     161        404
         Discount amortization                                    (96)      (148)
         Provision for loan losses                                135        (35)
         (Gain) Loss on sale of fixed assets                       (1)       (31)
         (Gain) Loss on sale of investment securities              --          9
         Changes in Operating Assets and Liabilities:
            Accrued interest receivable and other assets       (1,664)       964
            Accrued interest payable and other liabilities       (843)       163
                                                             --------   --------
      Net Cash Provided by Operating Activities                 2,356      5,866
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                          (988)      (156)
   Proceeds from sale of fixed assets                              --         --
   Proceeds from maturities of investment securities:          33,684     35,431
   Proceeds from sale of investment securities:                    --      4,777
   Purchase of investment securities                          (26,373)    (5,318)
   Purchase of Bank Owned Life Insurance                       (3,000)        --
   Net (increase) decrease in loans and leases                    167    (26,470)
                                                             --------   --------
      Net Cash Provided (Used) by Investing Activities          3,490      8,264
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                        (32,641)   (32,933)
   Net change in short-term borrowings                          9,705     19,616
   Increase in long-term borrowings                                --         --
   Payments on long-term borrowings                              (365)    (5,390)
   Purchase of Treasury stock                                  (1,302)      (164)
   Payments of dividends                                       (1,596)    (1,494)
                                                             --------   --------
      Net Cash Provided (Used) by Financing Activities        (26,199)   (20,365)
                                                             --------   --------
Net change in cash and cash equivalents                       (20,353)    (6,235)
Cash and cash equivalents - Beginning of year                  37,247     22,589
                                                             --------   --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                  $ 16,894   $ 16,354
                                                             ========   ========

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                              $ 15,309   $ 15,221
   Interest bearing deposits                                      303        311
   Federal funds sold                                           1,282        822
                                                             --------   --------
                                                             $ 16,894   $ 16,354
                                                             ========   ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

     NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that are expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

     LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

     We had decreases in cash and federal funds sold of $6.4 million from the prior quarter and a year to date decrease of $26.3 million since December 2006. The Bank experienced a decrease in in the second quarter loans of $10 million which offset the same increase that was gained in the first quarter leaving the Bank $302 thousand short of the December 2006 year end balance. To break out loans by type we will begin with Consumer Loans, which for this quarter were $390 thousand ahead of the first quarter, but are $1.2 million behind the prior year end total. Real estate loans were $1.1 million lower this quarter than the previous first quarter and are $153 thousand under year end. All other loan types were $9 million less than the first quarter but remain $1 million better than the year end total. Loan demand remains sluggish and competition is intense. The local economics of our communities appears to be leveling out though the Bank has yet to see a change in loan demands. The next question, naturally, what are we doing to create improvements? The Bank has broken ground on a new Branch location in Perrysburg, Ohio which should give us a new market to enter for growth. We have created two new positions for mortgage originators, their primary duties are to hit the road and cover our current market areas establishing contacts with new businesses or customers. We have 9 apprentice teams generating promotions in all different areas of banking that we provide to generate new income. Finally, we have chosen a vendor to help us establish a better sales culture here at the Bank. This represents a commitment to an on-going process rather than a one-time seminar. It will take time, but eventually every employee will be involved in the training process to enhance their sales abilities.

     Loan quality continues to remain strong as the past due 30+ days has been below the 1.0% target range for five out of the six month end time frames this year. Loan quality is also evidenced by the reserve for possible loan loss balance at the end of the second quarter 2007 being $269 thousand less than at the end of December 2006.

     Deposit accounts have declined by $33 million year to date with $25 million of that occurring in this second quarter. The NOW accounts in the demand deposit group contributed $10 million of the quarter decline and savings deposit were $12 million lower from quarter to quarter. The Bank continues to offer higher rates for short term CD's with an incentive rate for continuing or establishing a relationship (checking) account with the Bank. The Bank has also started to offer Health Savings accounts and the year to date balance at the end of the second quarter was $220 thousand on deposit. To offset the decline in deposit notice that one area that growth occurred was in the Fed Funds Purchased. June month end the balance was almost $10 million and in the first week of July, we borrowed from our FHLB line of credit as the Fed Funds Purchased balance was close to $15 million. We try to maintain a position of +/- under $10 million in Fed Funds for liquidity purposes. Along with the 110 day CD we have been offering, a new 11 month has been added in June for high balance CD's of $50,000 which carries the highest rate on our deposit rate sheet. We have heard the request from our CD customers for a longer term than the 110 day promotion. This CD also requires a checking account relationship.

     The Company purchased 39,853 shares of Treasury stock during the second quarter for an outlay of nearly $907 thousand for the transactions. These transactions are a continuation of the buyback agreement authorized in the fourth quarter of 2006 and may continue throughout 2007.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Loan income in the first quarter 2007 generated $1.4 million over the same three months prior year period. As mentioned in the previous discussion on loans being lower in the second quarter, the quarter only reflected $814 thousand improvement over same prior year three months. Interest generated from securities of U.S. Government Agencies generated $74 thousand over the first three months of 2006 and $285 thousand over the second quarter for a year to date improvement in 2007 of $359 thousand. The Bank has experienced higher interest expense on deposit accounts both the first and second quarters when compared to prior year. The Bank has had to use higher CD offering rates in efforts to maintain core deposits with our customers.

     Net interest income increased $286 thousand for the six months ended June 2007 as compared to June 2006. As the Federal Reserve has left rates unchanged since June 2006, the Bank has been able to hold the net interest margin steady with only a slight decrease in the percentage. The 2.4% increase in net interest income compares to a 1.4% increase in assets over the same time periods. Thus the margin has been controlled by a change in the mix of the funding source. The bank has seen a good return of interest from its commercial and commercial real estate portfolios when compared to the same time period a year ago. This is a very positive point since the loan growth for this year has been relatively flat when compared to year end 2006 balances. Continual maintenance or improvement of the net interest margin is an important part of the on going profitability of the Company.

     As was mentioned in the first quarter results, the Bank remained in a Federal Funds Purchased position for much of the year. This correlates to the higher Interest expense for borrowed funds. This also explains the lower interest income reported for Federal Funds Sold.

     Other non-interest income has been lagging behind the same six month ended of a year ago. Primarily, the area to note is nonsuffucient funds checking charges lower by $195 thousand. Other components within non-interest income have generated some additional income to help offset this decrease.

     One operating expense that is currently greater than the same time period one year ago is salaries and benefits by $377 thousand. The Bank continues to see the high cost of health insurance fueling this increase, first quarter 2007 to 2006 increase was $105 thousand while the second quarter 2007 to 2006 increase amounted to $156 thousand for a total increase year to year $261 thousand, even while the number of employees continues to decrease. The Bank is partially self insured and a larger number of claims has occurred during 2007, costing the Bank more dollars.

     In June 2006 the Bank was in a negative position of $35 thousand for bad debt expense but this year $135 thousand has been expensed to fund the provision. This represents a swing of $170 thousand of additional expense compared to a year ago.

     In efforts to offset the increased expenses mentioned above, the Bank has been able to control expenses in consulting, down $141 thousand, advertising down $54 thousand, auditing down $32 thousand and miscellaneous expense down $58 thousand compared to a year ago. These are but a few of the expenses the Bank incurs. The Bank continues to monitor all expenses to seek improvements to operate as efficiently as possible.

     The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                       12.45%
Tier I Leverage Ratio               12.43%
Risk Based Capital Tier 1           16.34%
Total Risk Based Capital            17.33%
Stockholders' Equity/Total Assets   12.36%

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

Interest Rate Shock on                                    Interest Rate Shock on
Net Interest Margin                                       Net Interest Income

 Net Interest    % Change to      Rate        Rate       Cumulative    % Change to
Margin (Ratio)    Flat Rate    Direction   Changes by   Total ($000)    Flat Rate
--------------   -----------   ---------   ----------   ------------   -----------
     2.91%         -17.508%      Rising       3.000%       10,886        -18.090%
     3.12%         -11.597%      Rising       2.000%       11,695        -12.001%
     3.33%          -5.761%      Rising       1.000%       12,496         -5.972%
     3.53%           0.000%       Flat        0.000%       13,290          0.000%
     3.73%           5.623%     Falling      -1.000%       14,067          5.851%
     3.94%          11.507%     Falling      -2.000%       14,818         11.498%
     3.97%          12.532%     Falling      -3.000%       14,920         12.270%

     As the balance sheet mix changes, the predicted net interest margin improves as compared to March 2007's interest rate shock table. The net interest margin represents the forecasted twelve month margin. The Bank is still determined to improve the profitability through growth. Changing the mix and yields by planned growth is the strategy the Bank will continue to follow.

     There have been no indications by the Federal Reserve that they intend to raise or lower rates in the near future based upon the current economic environment or indicators. Net interest margin shows 3.53% as of end of quarter compared to showing 3.48% as of December 31, 2006 in the predicted flat rate environment. The Bank will continue to focus on controlling the cost of funds through deposit promotions aimed at gaining more relationships per customer. Fierce competition continues to pressure the yield and the Bank has focused on using a combination of rate and fees to attract new business. The addition of another banking location will help the expansion of the market though its completion will be late 2007.

ITEM 4 CONTROLS AND PROCEDURES

     As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in the Company's internal controls that occurred for the quarter ended June 30, 2007.

PART II

ITEM 1 LEGAL PROCEEDINGS

     None

ITEM 1A RISK FACTORS

     There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                          (c) Total Number of Shares      (d) Maximum Number of Shares
              (a) Total Number     (b) Average Price    Purchased as Part of Publicly   that may yet be purchased under
Period      of Shares Purchased      Paid per Share       Announced Plan or Progams          the Plans or Programs
---------   -------------------   -------------------   -----------------------------   -------------------------------
4/1/2007
    to                                                                                              228,000
4/30/2007

5/1/2007
    to             24,653                $22.81                   24,653                            203,347
5/31/2007

6/1/2007
    to             15,200                $22.37                   15,200                            188,147
6/30/2007
                   ------                ------                   ------                            -------
Total              39,853                $22.64                   39,853(1)                         210,555
                   ------                ------                   ------                            -------

(1) The Company purchased these shares in the market pursuant to a stock repurchase program publicly announced on October 20, 2006. On that date, the Board of Directors authorized the repurchase of 250,000 common shares between October 20, 2006 and December 31, 2007.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc. was held on April 21, 2007. The following directors were elected to a new term of office:

     Dexter L. Benecke    David P. Rupp Jr.
     Joe E. Crossgrove    James C. Saneholtz
     Steven A. Everhart   Kevin J. Sauder
     Robert G. Frey       Merle J. Short
     Jack C. Johnson      Paul S. Siebenmorgen
     Dean E. Miller       Steven J. Wyse
     Anthony J. Rupp      Betty K. Young

     1. A proposal to elect fourteen (14) directors of the Corporation The results of the voting on the proxy items are as follows:

                               For      Withhold
                            ---------   --------
     Dexter L. Benecke      3,781,635     64,772
     Joe E. Crossgrove      3,767,375     79,032
     Steven A. Everhart     3,769,635     76,772
     Robert G. Frey         3,772,183     74,224
     Jack C. Johnson        3,761,699     84,708
     Dean E. Miller         3,781,935     64,472
     Anthony J. Rupp        3,755,499     90,908
     David P. Rupp Jr.      3,769,717     76,690
     James C. Saneholtz     3,776,215     70,192
     Kevin J. Sauder        3,754,397     92,010
     Merle J. Short         3,780,715     65,692
     Paul S. Siebenmorgen   3,762,205     84,202
     Steven J. Wyse         3,756,653     89,754
     Betty K. Young         3,677,347    169,060

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

                                        Farmers & Merchants Bancorp, Inc.,


Date: July 25, 2007                     By: /s/ Paul S. Siebenmorgen
                                            ------------------------------------
                                            Paul S. Siebenmorgen
                                            President and CEO


Date: July 25, 2007                     By: /s/ Barbara J. Britenriker
                                            ------------------------------------
                                            Barbara J. Britenriker
                                            Exec. Vice-President and CFO