Form 10-Q
period 2007-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2007-11-02
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

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

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value                5,062,302
--------------------------   ----------------------------------
          Class              Outstanding as of October 31, 2007

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                             Page
---------------                                                             ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets-
                 September 30, 2007, December 31, 2006                        1

              Condensed Consolidated Statements of Net Income-
                 Three Months and Nine Months Ended September 30, 2007
                 and September 30, 2006                                       2

              Condensed Consolidated Statements of Cash Flows-
                 Nine Months Ended September 30, 2007 and
                 September 30, 2006                                           3

              Notes to Condensed Financial Statements                         4

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   4-6

Item 3.       Qualitative and Quantitative Disclosures About Market Risk      7

Item 4.       Controls and Procedures                                         8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                               9

Item 1A.      Risk Factors                                                    9

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds     9

Item 3.       Defaults Upon Senior Securities                                 9

Item 4.       Submission of Matters to a Vote of Security Holders             9

Item 5.       Other Information                                               9

Item 6.       Exhibits                                                        9

Signatures                                                                   10

Exhibit 31.   Certifications Under Section 302                             11-12

Exhibit 32.   Certifications Under Section 906                             13-14

ITEM 1 FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                 September 30, 2007   Dec 31, 2006
                                                                 ------------------   ------------
ASSETS:
Cash and due from banks                                               $ 17,241          $ 23,583
Interest bearing deposits with banks                                       486               311
Federal funds sold                                                         967            13,353
Investment Securities:
   U.S. Treasury                                                           215               388
   U.S. Government                                                     120,920           122,231
   State & political obligations                                        41,418            45,495
   All others                                                            4,063             4,063
Loans and leases (Net of reserve for loan losses of
   $5,499 and $5,594  respectively)                                    501,104           498,580
Bank premises and equipment-net                                         14,742            14,189
Accrued interest and other assets                                       19,066            14,903
                                                                      --------          --------
      TOTAL ASSETS                                                    $720,222          $737,096
                                                                      ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES:
   Deposits:
      Noninterest bearing                                             $ 49,728          $ 60,211
      Interest bearing                                                 495,912           525,198
   Federal funds purchased and securities
      sold under agreement to repurchase                                41,941            34,818
   Other borrowed money                                                 37,293            23,233
   Accrued interest and other liabilities                                5,701             5,904
                                                                      --------          --------
      Total Liabilities                                                630,575           649,364

SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 6,500,000
      shares; issued 5,200,000 shares                                   12,677            12,677
   Treasury Stock - 120,478 shares 2007, 36,180 shares 2006             (3,091)           (1,060)
      Unearned Stock Awards 17,820 for 2007 and 9,820 for 2006
   Undivided profits                                                    80,412            77,089
   Accumulated other comprehensive income (expense)                       (351)             (974)
                                                                      --------          --------
      Total Shareholders' Equity                                        89,647            87,732
                                                                      --------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  $720,222          $737,096
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

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                              Three Months Ended               Nine Months Ended
                                                         -----------------------------   -----------------------------
                                                         September 30,   September 30,   September 30,   September 30,
                                                              2007           2006            2007            2006
                                                         -------------   -------------   -------------   -------------
INTEREST INCOME:
   Loans and leases                                        $    9,501      $    9,035      $   28,468     $   25,778
   Investment Securities:
      U.S. Treasury securities                                      3              19              11             56
      Securities of U.S. Government agencies                    1,389           1,045           4,107          3,404
      Obligations of states and political subdivisions            405             515           1,236          1,633
      Other                                                        66              57             195            166
   Federal funds                                                   14              57              92            158
   Deposits in banks                                                6               3              35             10
                                                           ----------      ----------      ----------     ----------
         Total Interest Income                                 11,384          10,731          34,144         31,205
INTEREST EXPENSE:
   Deposits                                                     4,702           4,126          13,724         11,427
   Borrowed funds                                                 875             711           2,399          1,955
                                                           ----------      ----------      ----------     ----------
         Total Interest Expense                                 5,577           4,837          16,123         13,382
                                                           ----------      ----------      ----------     ----------
NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                    5,807           5,894          18,021         17,823
PROVISION FOR LOAN LOSSES                                         309             652             444            617
NET INTEREST INCOME AFTER
                                                           ----------      ----------      ----------     ----------
   PROVISION FOR LOAN LOSSES                                    5,498           5,242          17,577         17,206
OTHER INCOME:
   Service charges                                                808             977           2,364          2,723
   Other                                                          720             651           2,097          1,958
   Net securities gains (losses)                                   --              (1)             --             (9)
                                                           ----------      ----------      ----------     ----------
                                                                1,528           1,627           4,461          4,672
OTHER EXPENSES:
   Salaries and wages                                           1,928           2,093           6,080          6,194
   Pension and other employee benefits                            694             599           2,253          1,832
   Occupancy expense (net)                                        186             192             457            486
   Other operating expenses                                     1,891           1,079           5,259          5,005
                                                           ----------      ----------      ----------     ----------
                                                                4,699           3,963          14,049         13,517
                                                           ----------      ----------      ----------     ----------
INCOME BEFORE FEDERAL INCOME TAX                                2,327           2,906           7,989          8,361
FEDERAL INCOME TAXES                                              623             789           2,215          2,257
                                                           ----------      ----------      ----------     ----------
NET INCOME                                                      1,704           2,117           5,774          6,104
                                                           ==========      ==========      ==========     ==========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                      1,282           1,331             624            557
                                                           ----------      ----------      ----------     ----------
COMPREHENSIVE INCOME (EXPENSE)                             $    2,986      $    3,448      $    6,398     $    6,661

NET INCOME PER SHARE                                       $     0.33      $     0.41      $     1.13     $     1.18
  Based upon average weighted shares outstanding of:        5,093,169       5,185,883       5,120,138      5,191,832
DIVIDENDS DECLARED                                         $     0.16      $     0.15      $     0.48     $     0.43

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                        Nine Months Ended
                                                             ---------------------------------------
                                                             September 30, 2007   September 30, 2006
                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  5,774             $  6,104
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation and amortization                                 894                  839
         Premium amortization                                          228                  535
         Discount amortization                                        (129)                (211)
         Provision for loan losses                                     444                  617
         (Gain) Loss on sale of fixed assets                           (30)                  26
         (Gain) Loss on sale of investment securities                   --                    9
         Changes in Operating Assets and Liabilities:
            Accrued interest receivable and other assets            (1,342)               1,061
            Accrued interest payable and other liabilities            (386)                (517)
                                                                  --------             --------
      Net Cash Provided by Operating Activities                      5,453                8,463
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                             (1,417)                (305)
   Proceeds from sale of fixed assets                                   --                   --
   Proceeds from maturities of investment securities:               41,711               37,457
   Proceeds from sale of investment securities:                         --               19,006
   Purchase of investment securities                               (35,302)             (19,336)
   Purchase of Bank Owned Life Insurance                            (3,000)                  --
   Net (increase) decrease in loans and leases                      (2,968)             (32,700)
                                                                  --------             --------
      Net Cash Provided (Used) by Investing Activities                (976)               4,122
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                             (39,769)             (19,675)
   Net change in short-term borrowings                               7,123                9,686
   Increase in long-term borrowings                                     --                   --
   Payments on long-term borrowings                                 14,060               (5,989)
   Purchase of Treasury stock                                       (2,031)                (454)
   Payments of dividends                                            (2,413)              (2,272)
                                                                  --------             --------
      Net Cash Provided (Used) by Financing Activities             (23,030)             (18,704)
                                                                  --------             --------
Net change in cash and cash equivalents                            (18,553)              (6,119)
Cash and cash equivalents - Beginning of year                       37,247               22,589
                                                                  --------             --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                       $ 18,694             $ 16,470
                                                                  ========             ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                                   $ 17,241             $ 15,652
   Interest bearing deposits                                           486                  306
   Federal funds sold                                                  967                  512
                                                                  --------             --------
                                                                  $ 18,694             $ 16,470
                                                                  ========             ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.

         Notes to Condensed Consolidated Unaudited Financial Statements

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that are expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

In comparing the balance sheet of September 30, 2007 to that of December 31, 2006, a shifting has occurred in almost all areas. Loans show modest growth, of around $2.5 million for the year, losing much of the momentum in growth that had occurred in the first quarter. As the more expensive interest bearing deposits of rate shoppers left the Bank, those funds were replaced by movements in Federal Funds sold (decreased approximately $12.4 million), investments (decreased by $5.5 million) and on the liability side of the balance sheet, Federal Funds purchased and securities sold under agreement to repurchase ( increased $7 million) and other borrowed money (increased $14 million).

Liquidity remains adequate and capital continued to grow even with the additional purchase of treasury stock. The Company had discontinued stock repurchase activity for most of the quarter prior to the announcement of the execution on September 7, 2007 of a definitive agreement for the purchase of Knisely Bank. For the year, slightly over $2 million in shares have been purchased. The Company may continue to repurchase its stock through the end of the year. Overall, asset size has decreased $16.87 million as compared to year end 2006.

Loan demand remains sluggish and competition is intense. The local economics of our communities appears to be leveling out though the Bank has yet to see a change in loan demand. The Bank plans on opening its new branch in Perrysburg in November and looks for the new market to help spur growth opportunities. Training has begun in earnest on improving the sales culture of the Bank with an emphasis on determining our customers needs and wants. As the new skills are implemented, growth opportunities should materialize. This is an on-going process and will take the Bank a couple of years to properly train every employee. The training has begun with the customer contact personnel first.

Loan quality continues to remain strong overall. However, a slight deterioration has occurred with respect to loans past due over 30 days. Past dues ended slightly higher at the end of September at 1.98%. Unlike much of what is heard in the market with residential real estate, the increase in the past dues was caused within the commercial portfolio. One of those issues has already been resolved in the start of the fourth quarter which will bring the ratio back in line with the 1% guideline.

The Knisely Bank merger will provide growth in assets of around $45 to $50 million in 2007 if closed before year end, leaving the Bank well positioned heading into the new year for increased profitability. It also brings additional opportunity for growth in new markets. The Bank will enter the Indiana market with two well established offices, in the communities of Butler and Auburn. The Knisely Bank has been in business for 125 years. This is the Bank's first acquisition in its 110 years of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Loan income for the third quarter of 2007 was $.5 million over the same period for 2006. For the nine month period ended, September 30, 2007, an additional $2.7 million in loan interest income was generated. This is partially due to the slight growth in loans and has yet to be fully impacted by the latest rate drop. The Bank has held most of its investment portfolio in agencies for better yields over treasuries and tax equivalent municipal yields. Lower income in Federal Funds Sold is due to the balance sheet shift discussed earlier.

Overall, interest income for the nine months ended September 30, 2007 shows improvement over the same period for 2006 by almost 9.5% or $3 million. During the same nine month period, interest expense grew by approximately 20% or $2.7 million. Increases in interest expense occurred in both deposits and borrowed funds. Net interest income, therefore increased slightly in the nine month comparison to last year. For the quarter, however, net interest income decreased compared to last year.

With loan growth at a minimum, existing provisions were adequate for the loan portfolio growth factor. Other factors influencing the calcualtion of the ALLL include the local economy, the overall credit quality of the loan portfolio and by analyzing specific accounts. Additional funding was required during the third quarter for a specific commercial account allocation. This issue has since been resolved and may result in the fourth quarter allocation being lowered as the credit quality of the remainder of the loan portfolio has had minimal fluctuation.

Other non-interest income has been lagging behind the same nine months ended of a year ago. Service charge income, which includes overdraft privilege fees has decreased significantly with respect to both the quarter and nine month period comparisons. In comparing nine months, overdraft income is down $280 thousand and is attributed to changes in customer behavior as the number of accounts has remained fairly constant. Other non-interest income has improved decreasing the overall loss of noninterest income. The improvement in other non-interest income is not due to one product or service but rather a slight increase in all.

Salaries and expenses show a decrease in both the quarterly and nine months comparisons. This has been due to the decrease in the number of employees which has been accomplished through attrition. As the Bank gears up for the opening of the new branch, new employees will be added which will make this decrease smaller or disappear. Also noteworthy is the increase in the pension and other benefits. These increases are being driven by higher medical costs as the bank is partially self-insured. The Bank's share of claim expense is higher by over $285 thousand year to date. Medical costs continue to be a concern due to the rising cost of premiums and claims. The Bank has experienced more claim costs with fewer employees involved.

Other operating expenses are in line when comparing the nine months ended for each year, but the quarter ended September 30, 2007 shows a large increase as compared to September 2006. 2006's fluctuation was due to a refinement in the ALLL methodology dealing with unfunded loans. To provide comparison for the September 2007 quarter, the quarterly expense is actually lower than September 2005's $1.976 million.

In summary, net income is behind last year's nine months ended which is impacted by the quarter's numbers being down. With asset size similar on an average basis, the issue comes back to the medical expenses and the refinement in ALLL methodology shown in the provision for loan loss and other operating expenses. The additional expense of the new locations will continue to negatively impact earnings to some degree in the fourth quarter but should begin to enhance earnings at some point in 2008.

The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                       13.34%
Tier I Leverage Ratio               12.55%
Risk Based Capital Tier 1           16.26%
Total Risk Based Capital            17.28%
Stockholders' Equity/Total Assets   12.45%

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

     Interest Rate Shock                                    Interest Rate Shock
   on Net Interest Margin                                 on Net Interest Income
----------------------------                            --------------------------
 Net Interest    % Change to     Rate         Rate       Cumulative    % Change to
Margin (Ratio)    Flat Rate    Direction   Changes by   Total ($000)    Flat Rate
--------------   -----------   ---------   ----------   ------------   -----------
     3.28%        -14.849%       Rising       3.000%       19,699        -9.628%
     3.48%         -9.863%       Rising       2.000%       20,403        -6.396%
     3.67%         -4.913%       Rising       1.000%       21,103        -3.186%
     3.86%          0.000%        Flat        0.000%       21,797         0.000%
     3.98%          3.073%      Falling      -1.000%       22,100         1.391%
     4.04%          4.715%      Falling      -2.000%       21,937         0.641%
     4.07%          5.605%      Falling      -3.000%       21,564        -1.069%

As the balance sheet mix changes, the predicted net interest margin improves as compared to March and June 2007's interest rate shock table. The net interest margin represents the forecasted twelve month margin. A portion of the improvement in the predicted flat rate is due to the drop in rates that occurred in September. The shock report has consistently shown an improvement in a falling rate environment. The report for September shows an increase in the base or flat rate of 33 basis points over June's with the Federal Funds rate having dropped 50 basis points. This is consistant with the model predictions as June showed improvement to take place in the net interest margin should rates fall.

It must be remembered that the shock report is based on a twelve month time span. How the margin will be impacted in the fourth quarter is still dependent on when pricing opportunities arise from maturities and repricing schedules. The Bank continues to remain focused on gaining more relationships per customer as a way to help control the cost of funds. Promotions continue to focus on special incentives or rewards being based on a multiple deposit account relationship with each customer. As higher priced certificate of deposits left the bank during the most recent quarter, cheaper borrowings from the Federal Home Loan Bank were used to replace the funds. This strategy was implemented to keep the cost of funds in check as forty percent of the CD portfolio matured in the third quarter. The margin would be better had the Federal Fund rate drop occurred at the beginning of the quarter rather than near the end of September.

ITEM 4 CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in the Company's internal controls that occurred for the quarter ended September 30, 2007.

PART II

ITEM 1 LEGAL PROCEEDINGS

     None

ITEM 1A RISK FACTORS

     There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                        (c) Total Number of Shares      (d) Maximum Number of Shares
              (a) Total Number    (b) Average Price   Purchased as Part of Publicly   that may yet be purchased under
Period      of Shares Purchased     Paid per Share      Announced Plan or Programs         the Plans or Programs
------      -------------------   -----------------   -----------------------------   -------------------------------
7/1/2007
to                                                                                                 170,702
7/31/2007

8/1/2007
to                                                                                                 170,702
8/31/2007

9/1/2007
to                35,000                $20.84                   35,000                            135,702
9/30/2007
                  ------                ------                   ------                            -------
Total             35,000                $20.84                   35,000 (1)                        135,702
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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       None

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

          2.0 Agreement of Merger and Plan of Reorganization dated as of Septmeber 7, 2007 by and among the Registrant, The Farmers & Merchants State Bank, Knisely Financial Corp and Knisely Bank (incorporated by reference to Registrant's Current Report on Form 8-K filed with the Commission on September 10, 2007.)

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

                                        Farmers & Merchants Bancorp, Inc.,


Date: October 31, 2007                  By: /s/ Paul S. Siebenmorgen
                                            ------------------------------------
                                            Paul S. Siebenmorgen
                                            President and CEO


Date: October 31, 2007                  By: /s/ Barbara J. Britenriker
                                            ------------------------------------
                                            Barbara J. Britenriker
                                            Exec. Vice-President and CFO