Form 10-K
period 2007-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2008-03-05
CIK 792966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2007

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                         Commission File Number 0-14492

                        FARMERS & MERCHANTS BANCORP, INC.

              OHIO                                                34-1469491
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

307-11 North Defiance Street
       Archbold, Ohio                                               43502
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

           Large accelerated filer [ ]          Accelerated filer         [X]

           Non-accelerated filer   [ ]          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $109,158,500.00.

As of February 21, 2008, the Registrant had 5,200,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

                        FARMERS & MERCHANTS BANCORP, INC.
                                TABLE OF CONTENTS

Form 10-K Items                                                            PAGE
----------------------------------------------------------------------   -------
Item 1.    Business                                                        3 - 7

Item 1.a   Risk Factors                                                   8 - 10

Item 2.    Properties                                                         11

Item 3.    Legal Proceedings                                                  11

Item 4.    Submission of Matters to a Vote of Security Holders                11

Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters                                        12 - 14

Item 6.    Selected Financial Data                                            15

Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        15 - 33

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk    34 - 35

Item 8.    Financial Statements and Supplementary Data                   36 - 63

Item 9.    Disagreements on Accounting and Financial Disclosure               64

Item 9a.   Controls and Procedures                                            64

Item 10.   Directors and Executive Officers of the Registrant                 66

Item 11.   Executive Compensation                                             67

Item  12.  Security Ownership of Certain Beneficial Owners and
              Management                                                      68

Item  13.  Certain Relationships and Related Transactions                     68

Item 14.   Principal Accountant Fees and Services                             68

Item 15.   Exhibits, Financial Schedules and Reports on Form 8-K              68

Signatures and Certifications                                            70 - 75

Total Pages:                                                                  75

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

PART 1.

ITEM 1. BUSINESS:

GENERAL

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company under the laws of Ohio and was incorporated in 1985. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a community bank operating in Northwest Ohio since 1897. Our only other subsidiary, Farmers & Merchants Life Insurance Company, a reinsurance company for life, accident and health insurance for the Bank's consumer credits, was formed in 1992. Farmers & Merchants Life Insurance Company was dissolved during 2007. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307-11 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.

NATURE OF ACTIVITIES

The Farmers & Merchants State Bank engages in general commercial banking and savings business. Our activities include commercial, agricultural and residential mortgage, consumer, and credit card lending activities. Because our Bank's branches are located in Northwest Ohio and Northeast Indiana, a substantial amount of our loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, student loans, and loans for such items as autos, trucks, recreational vehicles, mobile homes, motorcycles, etc. We have previously engaged in direct finance leasing and have invested in leveraged type leases, although the activity in this area has since ceased.

We also provide checking account services, as well as savings and other time deposit services such as certificates of deposits. In addition, ATM's (automated teller machines) are also provided in our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, and Defiance, along with one in our Auburn, Indiana office. Two ATM's are also located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Williams County Hospital, Bryan; Fairlawn Haven Wyse Commons, Archbold; Repp Oil, Fayette; Delta Eagles, Bryan Eagles; Sauder Village, Archbold; Fulton County Hospital, Wauseon, downtown Defiance; and a mobile trailer ATM. In Indiana, three additional ATM's are located at St. Joe, Butler and at DeKalb Memorial Hospital, Auburn.

Farmers & Merchants Life Insurance Company was established to provide services to our customers through the issuance of life and disability insurance policies. Our Bank's lending officers were the selling agents of the policies to customers. The activities of Farmers & Merchants Life Insurance Co. are not significant to the consolidated company. The Company dissolved the Farmers & Merchants Life Insurance Company subsidiary as the Bank discontinued offering the credit life, accident and health insurance to its customers.

F&M Investments, the brokerage department of the Bank, opened for business in April, 1999. Securities are offered through Raymond James Financial Services, Inc.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. Our subsidiary bank is in turn regulated and examined by the Ohio Division of Financial

Institutions, the Federal Deposit Insurance Corporation and the Federal Reserve System. The activities of our bank subsidiary are also subject to other federal and state laws and regulations, including usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z as promulgated there under by the Board of Governors, the Truth in Savings Act, the Bank Bribery Act, the Competitive Equality Banking Act of 1987, the Expedited Funds Availability Act, the Community Reinvestment Act, the FDICIA (Federal Deposit Insurance Corporation Insurance Act), FIRREA (Federal Institutions Reform, Recovery, and Enforcement Act of 1989), the Bank Merger Act, and the Graham-Leach-Bliley Act regarding financial modernization among others.

The Bank's primary market includes communities located in the Ohio counties of Defiance, Williams, Fulton, Henry and Wood. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank's primary market. In our banking activities, we compete directly with other commercial banks and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County.

At December 31, 2007, we had 245 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

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

Holding Company Activities

As a bank holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board on quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiary.

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

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under the rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2007 are summarized in the table included in Note 14 to the consolidated financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the banks or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2007, the Company's banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

Dividend Restrictions

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary. Various U.S. federal statutory provisions limit the amount of dividends the Company's banking subsidiaries can pay to the Company without regulatory approval. Dividend payments by the Bank are limited to its retained earnings during the current year and its prior two years. See Note 15 to the consolidated financial statements for the actual amount.

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

Montpelier, Ohio   225 West Main Street
                   1150 East Main Street

Napoleon, Ohio     2255 Scott Street

Swanton, Ohio      7 Turtle Creek Circle

Defiance, Ohio     1175 Hotel Drive

Perrysburg, Ohio   7001 Lighthouse Way

Butler, Indiana    200 S Broadway

Auburn, Indiana    403 Erie Pass

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed on the NASDAQ stock market or any other stock exchange. While there is no established public trading market for our common stock, our shares are currently dually-quoted by various market makers on the Pink Sheets and the Over the Counter Bulletin Board, which are both over-the-counter quotation services for participant broker-dealers.

There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

                 Quarter     Low     High
                 -------   ------   ------
2007 - quarter     1st     $22.10   $23.50
                   2nd      22.15    23.00
                   3rd      20.00    22.50
                   4th      18.05    20.25

2006 - quarter     1st     $21.63   $22.88
                   2nd      22.25    26.00
                   3rd      21.25    23.25
                   4th      21.17    22.50

The Company utilizes Registrar and Transfer Company as its transfer agent.

As of February 5, 2008 there were 2037 record holders of our common stock.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2007. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2002 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

                               (PERFORMANCE GRAPH)

Year 2002 as the base

                2002      2003      2004      2005      2006      2007
              -------   -------   -------   -------   -------   -------
FMSB          $100.00   $100.06   $100.08   $ 99.88   $ 99.89   $ 99.84

NASDAQ -
COMPOSITE     $100.00   $150.64   $164.35   $167.78   $185.12   $204.80

NASDAQ -
BANK IN DEX   $100.00   $132.59   $150.40   $147.42   $167.54   $134.67

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2007 and 2006 are as follows:

       1st Quarter   2nd Quarter   3rd Quarter   4th Quarter   Total
       -----------   -----------   -----------   -----------  ------
2007      $ .16          $.16          $.16          $.16     $ 0.64
2006      $.125          $.15          $.15          $.15     $0.575

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

Dividends declared during 2007 were $0.64 per share totaling $3.25 million, 11.3 percent higher than 2006 declared dividends of $0.575 per share. During 2006, the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees under its long term incentive plan. 200 shares were forfeited during 2006. At year end 2006, the Company held 36,180 shares in Treasury stock and 9,820 in unearned stock awards. The Company initiated a 4:1 stock split on May 12, 2006. The Company purchased 228,000 shares throughout 2007. 8,760 shares were awarded to 46 employees in 2007. 740 restricted shares were forfeited during 2007 and 600 restricted shares whose vesting was accelerated were transferred to a retired employee. At December 31, 2007, the Company held 256,160 shares in Treasury stock and 17,240 in unearned stock awards. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. The Company has authorization to purchase 250,000 shares throughout 2008.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                               TOTAL NUMBER
                                                 OF SHARES
                                                 PURCHASED
                                                AS PART OF
               TOTAL NUMBER                      PUBLICLY     REMAINING SHARE
                 OF SHARES     AVERAGE PRICE     ANNOUNCED       REPURCHASE
   PERIOD        PURCHASED    PAID PER SHARE     PROGRAMS      AUTHORIZATION
------------   ------------   --------------   ------------   ---------------
10/1/2007 to           --             --             --           135,702
10/31/2007

11/1/2007 to       30,222         $19.21         30,222(1)        105,480
11/30/2007

12/1/2007 to      105,480         $19.89        105,480(1)              0
12/31/2007

                  -------         ------        -------           -------
Total             135,702         $19.74        135,702(1)              0
                  =======         ======        =======           =======

(1) The Company purchased these shares pursuant to a stock repurchase program publicly announced on October 20, 2006. On that date, the Board of Directors authorized the repurchase of up to 250,000 common shares through December 31, 2007.

RECLASSIFICATION

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the 2007 presentation. The Company's Board of Directors declared a 4 for 1 stock split effective May 12, 2006. Therefore, all references in the financial statements and other disclosures related to the number of shares and per share amounts of the Company's stock have been retroactively restated to reflect the increased number of shares outstanding.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                                                            (In Thousands, except share data)
                                            ---------------------------------------------------------------
                                               2007         2006        2005          2004          2003
                                            ----------   ----------   ----------   ----------   -----------
Summary of Income:
   Interest income                          $   45,424   $   42,269   $   38,101   $   37,351   $    41,107
   Interest expense                             21,722       18,535       13,539       11,222        14,283
                                            ----------   ----------   ----------   ----------   -----------
      Net Interest Income                       23,702       23,734       24,562       26,129        26,824
Provision for loan loss                            871          525         -425          884          6903
                                            ----------   ----------   ----------   ----------   -----------
Net interest income after
   provision for loan loss                      22,831       23,209       24,987       25,245        19,921
Other income (expense), net                    -12,269      -11,966      -13,209      -13,442        -9,836
                                            ----------   ----------   ----------   ----------   -----------
Net income before
   income taxes                                 10,562       11,243       11,778       11,803        10,085
Income taxes                                     2,828        3,107        3,202        3,573         2,459
                                            ----------   ----------   ----------   ----------   -----------
      Net income                            $    7,734   $    8,136   $    8,576   $    8,230   $     7,626
Per Share of Common Stock:                  ==========   ==========   ==========   ==========   ===========
   Earnings per common share outstanding
      (Based on weighted average number of
      shares outstanding)
      Net income                            $     1.52   $     1.57   $     1.65   $     1.58   $      1.47
                                            ==========   ==========   ==========   ==========   ===========
      Dividends                             $    0.640   $    0.575   $    0.500   $    0.475   $     1.688
                                            ==========   ==========   ==========   ==========   ===========
      Weighted average number
         of shares outstanding               5,097,636    5,186,329    5,198,728    5,200,000    (5,200,000)
                                            ==========   ==========   ==========   ==========   ===========

                                                  (In Thousands)
                              ----------------------------------------------------
                                2007       2006       2005       2004       2003
                              --------   --------   --------   --------   --------
Total assets                  $803,974   $737,096   $720,945   $702,513   $705,703
Loans                          523,474    498,580    458,704    472,211    480,339
Total Deposits                 634,593    585,409    576,297    574,205    575,066
Stockholders' equity            89,375     87,732     82,588     78,845     74,856
Key Ratios
   Return on average equity       8.71%      9.64%     10.62%     10.72%      9.87%
   Return on average assets       1.06%      1.14%      1.22%      1.16%      1.06%
   Loan to deposits              82.49%     85.17%     79.65%     82.24%     83.53%
   Capital to assets             11.12%     11.90%     11.46%     11.22%     10.61%
   Dividend payout               42.00%     36.63%     30.31%     30.02%    115.07%

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

2007 IN REVIEW

Total assets reached a record high for year-end reporting on December 31, 2007 at $804 million. This was achieved with a 5% growth in loans corresponding to a new five year high year-end balance of $523.5 million. Deposits also grew 8.4%, as compared to year end 2006, ending at

$634.6 million. Growth was accomplished with the acquisition of the Knisely Bank with total assets of $42.5 million. The transaction was completed December 31, 2007.

The Knisely Bank purchase also added goodwill of slightly over $4 million to the balance sheet along with $1.1 million of core deposit intangible and fair value adjustments for both loans and buildings. A deferred tax entry also was recorded for the allowance for loan loss of $102 thousand. The transaction was completed as an asset purchase for tax purposes. The Bank extended its market area and is able to provide many additional services to the Indiana communities of Butler and Auburn.

Establishing the groundwork from which to provide opportunity for continued growth was a focus in 2007. Along with the Knisely Bank, Indiana acquisition, a new office was built and opened in Perrysburg, a new remote ATM was added in Defiance, Ohio and St. Joe, Indiana and the main office drive up was renovated. These are all visible additions to the F&M family. Internally, infrastructure improvement began with the imaging of both internal documents and branch capture. The internal documents, such as loan files, will take more than a year to complete but the process is well on its way with checking and savings signature cards already scanned. This enables an employee to verify customers' signatures and account ownership at their PC. Branch capture enables the transaction documents to be scanned at the office locations and electronically submitted to main office. Along with the completion of the imaging of internal documents, these two procedures eliminate the need for a courier route. All information between locations is converted to an electronic presentation which provides more information in a timely manner to more people.

The foundation for emphasizing a more needs based sales culture was begun in 2007 with the kickoff of the "This Bank is Made For You and Me" campaign. This represents a change in the approach for customer service and a win-win situation for both the Bank and its customers. This is an on-going project with its own dedicated team manager to measure its success. It is to provide better customer service and more relationship building.

The Company dissolved the Farmers & Merchants Life Insurance Company subsidiary as the Bank discontinued offering credit life and accident and health insurance to its customers. As the insurance company was reinsurance of the Bank's customers, it would no longer be profitable to continue operations. The closing of the insurance company was a seamless transaction for the Bank's customers as they realized no change in coverage or claim procedures. The policies were merely sold back to the original issuer. The Bank is now offering debt protection products that are similar to the previous insurance products. This has become possible due to regulatory changes in the State of Ohio regarding these types of products. It has also broadened the coverage available, specifically, involuntary unemployment that our customers have been requesting. Fees will be added to non-interest income on a monthly basis from this product.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The discussion now turns to more financial based results and trends as a result of 2007 operations. The increase in non-interest income of other service charges and fees of $357 thousand over 2006 is mainly attributed to the increase in earnings due to the additional purchase of Bank Owned Life Insurance of $3 million in January 2007. This offset the decrease in customer service fees of $347 thousand. This decrease represents a loss of income generated from the Overdraft Privilege product. Customers' accounts were overdrawn less during 2007 with the trend beginning after the first quarter. With rates increasing through most of the year, the net gain on sale of loans was impacted by lower originations and fees being collected. The slower housing market directly correlates to the gain on sale of loans being $66 thousand lower as compared to 2006. Overall, non-interest income was down a modest $46 thousand as compared to 2006.

Non-interest expenses were $257 thousand higher than 2006 and $993 thousand lower than 2005. The increase in 2007 as compared to 2006 was impacted by mainly two issues: cost of health benefits and other general and administrative expenses. Important to note is the Bank's focus on doing more with less - reflected in the decline of salaries and wages expense for the three years shown. The trend is reversed in the employees benefit line with an increasing upward trend. 2006 was $181 thousand higher than 2005 and 2007 was $348 thousand higher than 2006. The higher cost is attributable both to the health insurance premium expense of the coverage and an increased level of claims. During 2007, alternatives were explored to minimize the exposure for a new Health Savings Accounts option. A wellness benefit was also added to the plans to help defray the cost of the higher deductibles. While the cost may continue to rise in 2008, these steps were taken to lessen the slant of the slope of the increase and to provide for employee assistance in the containment of the costs. Healthier employees directly correlate to lower claims in the long term.

The increase in other general and administrative cost was due to the expense of Ohio sales use tax. An audit covering the period of 2000 through 2007 was conducted in 2007. It was discovered that many out of state vendors and small service providers were not charging the Bank for sales tax. An additional $177 thousand of expense was incurred from the findings. Procedures have been established to process invoices without sales tax and any future audit would be limited to a three year look back period.

The last large item to be discussed is the Provision for Loan Losses. A tough economic environment existed for most businesses in northwest Ohio during 2007. Gross charge-offs were up 60% over 2006 with net charge-offs up 164% or $526 thousand higher as compared to 2006. The provision is presented in depth in the pages to follow. However it was important to note the impact here.

Overall, the Company had a solid year of performance in an ever changing and challenging economic environment. A tightening of the interest margin effected net interest earnings and growth did not occur until the closing of the acquisition on the last day of the year. The foundation is laid for future growth but there was very little additional growth from which to garner income during 2007. The charts and discussion to follow will confirm the assessment.

NET INTEREST INCOME

The net interest margin tightened during 2007 from the higher rate environment triggered by the Federal Reserve increases throughout 2006. While interest income increased from loan rate adjustments and the growth in loans, it did not outpace the increased interest cost of the liabilities used for funding. The results are an interest earning yield 4.93% higher than 2006 with an interest cost yield 13.55% higher resulting in a decrease of 2.69% in the net interest margin for 2007 as compared to 2006.

Interest income was $45.4 million for 2007, $42.3 million for 2006 and $38.1 million for 2005. Interest expense was $21.7, $18.5 and $13.5 million, respectively for 2007, 2006, and 2005. Net Interest income was equivalent to 2006 at $23.7 million and 2006 was a decrease from 2005's $24.6 million. With average assets increasing in 2007, the equivalent earnings are representative of the lower net interest margin.

The following table presents net interest income, interest spread and net interest margin for the three years 2005 through 2007, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The table also shows their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax affected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

As the charts indicate, the Company experienced increased growth on an average basis for year 2007 compared to 2006 and 2005. Interest earning assets average balance increased during all periods. The biggest component of the interest earning assets was loans with 2007's average being $2.4 million higher than 2006. The yield for 2007 was higher for interest earning assets as compared to 2006 and 2005 in all categories with the exception of Federal Funds sold. More Federal Funds were sold in the later part of the year after rates began to drop and cash was anticipated to be needed for the acquisition.

Overall, the tax equivalent yield on interest earning assets increased to 6.84% compared to 6.49% and 5.93% for 2006 and 2005 respectively. The percentage of interest earning assets to total assets decreased slightly the past three years but remained above 90% at a respectable 93.09% for 2007.

As stated previously, the increased yield on the assets was unfortunately outpaced by the increased cost of funds. The average balances for interest bearing liabilities increased only slightly, $17.1 million as compared to 2006. While the balance increased slightly, the cost on those funds trended significantly higher. The average cost for 2007 was 3.77% compared to 2006's 3.32% and 2005's 2.43%. The balances in non-interest bearing liabilities increased during the last three years. With the addition of free checking in 2005, the non-interest bearing demand deposits average balance increased 7.48% in 2006 over 2005 numbers. This was also in part due to the streamlining of the Bank's checking account offerings and the introduction of Platinum checking in 2006.

As stated previously, the charts show the constriction on the net interest margin and spread from 2005 to 2007. The largest tightening occurred during 2006. Net interest spread decreased 31 basis points during 2006 compared to a 14 basis points decrease during 2007. The same statement can be made for net interest margin, a 17 basis point drop in 2006 compared to a 10 basis point drop in 2007. Competition played a major role in the pressure applied on these margins along with the rising rate environment and the slope of the yield curve during 2005 and 2006. The ability to grow loans was directly impacted by the ability to aggressively price the loans at least equal to competition. The Company's market was extremely competitive and thus the yields on assets, while increasing, were not able to be increased as high as management would have liked. Loan growth was slower in 2007 as seen in the average balance growth of $2.4 million for 2007 as compared to the $3.7 million growth of 2006. The acquisition had very minimal impact in 2007 as it closed on December 31. 2007.

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

                                                         2007
                                                    (In Thousands)
                                            -----------------------------
                                             Average   Interest/   Yield/
                                             Balance   Dividends    Rate
                                            --------   ---------   ------
ASSETS
INTEREST EARNING ASSETS:
   Loans(1)                                 $502,815    $37,429     7.48%
   Taxable investment securities             132,047      6,181     4.68%
   Tax exempt investment securities           40,433      1,533     5.74%
   Interest bearing deposits                     286         17     5.94%
   Federal funds sold                          5,658        264     4.67%
                                            --------    -------
   TOTAL INTEREST EARNING ASSETS             681,239    $45,424     6.81%
                                                        =======     ====
NON-INTEREST EARNING ASSETS:
   Cash and cash equivalents                  17,318
   Other assets                               29,684
                                            --------
            TOTAL ASSETS                    $728,241
                                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
   Savings deposits                         $193,539    $ 3,978     2.06%
   Other time deposits                       312,515     14,424     4.62%
   Other borrowed money                       28,233      1,317     4.66%
   Federal funds purchased and securities
      sold under agreement to repurchase      41,549      2,003     4.82%
                                            --------    -------
      TOTAL INTEREST BEARING LIABILITIES     575,836    $21,722     3.77%
                                                        =======     ====
NON-INTEREST BEARING LIABILITIES:
   Non-interest bearing demand deposits       44,553
   Other                                      19,029
                                            --------
         TOTAL LIABILITIES                   639,418
SHAREHOLDERS' EQUITY                          88,823
                                            --------
         TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY                          $728,241
                                            ========
Interest/Dividend income/yield                          $45,424     6.81%
Interest Expense / yield                                 21,722     3.77%
                                                        -------     ----
   Net Interest Spread                                  $23,702     3.04%
                                                        =======     ====
   Net Interest Margin                                              3.62%
                                                                    ====

                                                         2006
                                                    (In Thousands)
                                            -----------------------------
                                             Average   Interest/   Yield/
                                             Balance   Dividends    Rate
                                            --------   ---------   ------
ASSETS
INTEREST EARNING ASSETS:
   Loans (1)                                $484,364    $35,069     7.28%
   Taxable investment securities             129,406      5,070     3.92%
   Tax exempt investment securities           49,202      1,858     5.72%
   Interest bearing deposits                     305         13     4.26%
   Federal funds sold                          5,086        259     5.09%
                                            --------    -------
   TOTAL INTEREST EARNING ASSETS             668,363    $42,269     6.49%
                                                        =======     ====
NON-INTEREST EARNING ASSETS:
   Cash and cash equivalents                  17,145
   Other assets                               26,881
                                            --------
            TOTAL ASSETS                    $712,389
                                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
   Savings deposits                         $192,754    $ 3,784     1.96%
   Other time deposits                       305,586     12,063     3.95%
   Other borrowed money                       30,311      1,268     4.18%
   Federal funds purchased and securities
   sold under agreement to repurchase         30,042      1,420     4.73%
                                            --------    -------
      TOTAL INTEREST BEARING LIABILITIES     558,693    $18,535     3.32%
                                                        =======     ====
NON-INTEREST BEARING LIABILITIES:
   Non-interest bearing demand deposits       45,531
   Other                                      23,764
                                            --------
         TOTAL LIABILITIES                   627,988
SHAREHOLDERS' EQUITY                          84,401
                                            --------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY            $712,389
                                            ========
Interest/Dividend income/yield                          $42,269     6.49%
Interest Expense / yield                                 18,535     3.32%
                                                        -------     ----
   Net Interest Spread                                  $23,734     3.18%
                                                        =======     ====
   Net Interest Margin                                              3.72%
                                                                    ====

                                                           2005
                                                      (In Thousands)
                                            ---------------------------------
                                             Average   Interest/
                                             Balance   Dividends   Yield/Rate
                                            --------   ---------   ----------
ASSETS
INTEREST EARNING ASSETS:
   Loans (1)                                $468,934    $31,388        6.75%
   Taxable investment securities             134,420      4,609        3.43%
   Tax exempt investment securities           51,022      1,839        5.46%
      Interest bearing deposits                7,974        256        3.21%
      Federal funds sold                         204          9        4.41%
                                            --------    -------
      TOTAL INTEREST EARNING ASSETS          662,554    $38,101        5.93%
                                                        =======        ====
NON-INTEREST EARNING ASSETS:
   Cash and cash equivalents                  16,372
   Other assets                               22,954
                                            --------
             TOTAL ASSETS                   $701,880
                                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST BEARING LIABILITIES:
   Savings deposits                         $195,748    $ 2,383        1.22%
   Other time deposits                       311,855      9,461        3.03%
   Other borrowed money                       24,995        896        3.58%
   Federal funds purchased and securities
      sold under agreement to repurchase      25,443        799        3.14%
                                            --------    -------
      TOTAL INTEREST BEARING LIABILITIES     558,041    $13,539        2.43%
                                                        =======        ====
NON-INTEREST BEARING LIABILITIES:
   Non-interest bearing demand deposits       42,363
   Other                                      20,686
                                            --------
      TOTAL LIABILITIES                      621,090
SHAREHOLDERS' EQUITY                          80,790
                                            --------
      TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                             $701,880
                                            ========
Interest/Dividend income/yield                          $38,101        5.93%
Interest Expense / yield                                 13,539        2.43%
                                                        -------        ----
   Net Interest Spread                                  $24,562        3.49%
                                                        =======        ====
   Net Interest Margin                                                 3.89%
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

                                                2007 vs 2006
                                               (In Thousands)
                                          -------------------------
                                                   Due to Change in
                                            Net    ----------------
                                          Change   Volume     Rate
                                          ------   ------   -------
INTEREST EARNED ON:
   Loans                                  $2,360   $1,343   $1,017
   Taxable investment securities           1,111      103    1,008
   Tax-exempt investment securities         (325)    (502)     177
   Interest bearing deposits                   4       (1)       5
   Federal funds sold                          5       29      (24)
                                          ------   ------   ------
TOTAL INTEREST EARNING ASSETS             $3,155   $  972   $2,183
                                          ======   ======   ======
INTEREST PAID ON:
   Savings deposits                       $  194   $   15   $  179
   Other time deposits                     2,361      274    2,087
   Other borrowed money                       49      (87)     136
   Federal funds purchased and
      securties sold under agreement to
      repurchase                             583      544       39
                                          ------   ------   ------
TOTAL INTEREST BEARING LIABILITIES        $3,187   $  746   $2,441
                                          ======   ======   ======

                                                2006 vs 2005
                                               (In Thousands)
                                          -------------------------
                                                   Due to Change in
                                            Net    ----------------
                                          Change   Volume     Rate
                                          ------   ------   -------
INTEREST EARNED ON:
   Loans                                  $3,681   $1,041   $2,640
   Taxable investment securities             461     (172)     633
   Tax-exempt investment securities           19      (99)     118
   Interest bearing deposits                (243)    (246)       3
   Federal funds sold                        250      215       35
                                          ------   ------   ------
TOTAL INTEREST EARNING ASSETS             $4,168   $  739   $3,429
                                          ======   ======   ======
INTEREST PAID ON:
   Savings deposits                       $1,401   $  (36)  $1,437
   Other time deposits                     2,602     (190)   2,792
   Other borrowed money                      372      191      181
   Federal funds purchased and
      securties sold under agreement to
      repurchase                             621      144      477
                                          ------   ------   ------
TOTAL INTEREST BEARING LIABILITIES        $4,996   $  109   $4,887
                                          ======   ======   ======

The Federal Reserve began raising the Federal Funds rate in June of 2004 and continued along that path through mid 2006. The increased interest income from loans for 2005 through 2007 is partially due to the increased rate. Rates began to drop at the end of third quarter 2007. Loans and federal funds sold were the only assets that had interest income increased due to change in volume in 2006. In 2007, taxable investment securities also had some rate increase due to a change in volume. There was minimal change due to volume on the liability side of the balance sheet during 2006. The Time deposits increase was caused by the renewing of CD's from lower rates of previous years into higher rate buckets. With the pausing of Federal Fund rate hikes the second half of 2006 the bank focused on keeping "specials" shorter term going into 2007. This strategy helped to slow the increase during 2007 as only $2.1 million of the interest expense was attributed to rate compared to 2006's $2.8 million. As rates began to fall in the fourth quarter of 2007, this strategy will continue to help in 2008. In 2007, the expense of commercial sweeps, included under Fed Funds and securities sold under agreement to repurchases, grew mainly because of increased usage as shown in change due to volume.

ALLOWANCE FOR CREDIT LOSSES

The Company segregates its Allowance for Loan and Lease Losses (ALLL) into two reserves: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The Company increased the allowance for credit losses for 2007 after decreasing in 2006. $301 thousand of the increase was the allowance that came across from the acquisition. The allowance stands at $6.1 million for 2007 compared to $5.8 million for 2006. This decrease in 2006 was due to the improvement in asset quality and the decrease in impaired loans. Charge-off activity of $1.0 million was extremely low for 2006 compared to $2.1 million for 2005. Net charge-offs were also lower in 2006 at $319 thousand than 2005's $1.0 million. Increased activity was recorded in all components of the ALLL. Provision expense was up $346 thousand in 2007 which totaled $871 thousand compared to $525 thousand for 2006 and $425 thousand for 2005. The AULC decreased during 2006 and 2007, ending at $156 thousand for 2007. Overall the ACL ended at $6.1 million for 2007. The increase in the allowance is reflective of the loan balance increase and increased activity of charge-offs and delinquent loans in a tough economic environment. Historical factors along with current economic conditions are part of the calculation to determine the adequacy of the allowance.

NON-INTEREST INCOME

Non-interest income of $6.4 million is almost equivalent to 2006 and 2005, down only $46 thousand for 2006 and 2006 down only $7 thousand from 2005. Mortgage activity has remained down from 2004 for all three years presented due to higher interest rates. 2007 had the additional issue of housing market troubles slowing originations. The largest fluctuations in non-interest income were impacted with the purchase of additional bank-owned life insurance (BOLI) and decreased usage of the Bank's Overdraft Privilege product. The increase in BOLI earnings offset the decrease of fees in the overdraft product. However, overdraft privilege remains an important portion of non-interest income; even though overall usage has decreased.

NON-INTEREST EXPENSE

Salaries and wages decreased in 2007 and 2006 as compared to 2005. Two reasons for the decrease: 1) Full time equivalent numbers of employees for December 2007 compared to December 2006 decreased by seven and decreased by sixteen when compared to December 2005. 2) The incentive paid based on performance for 2007 was lower than both 2006 and 2005 as the overall performance of the Bank was lower. Employee benefits were higher as the Bank's cost for medical insurance increased during 2006 and 2007. This impact was discussed earlier.

The biggest contributor to the improvement of non-interest expense in 2006, the adjustment for the Allowance for Unfunded Loan Commitments and Letters of Credit
(AULC). The decrease of $673 thousand is reflected in the $1.2 million decrease in other general and administrative expenses, making up an $828 thousand decrease when adding the expense of 2005. The second largest contributor to the improvement was the cost of audit, accounting and exam fees. These were decreased by $204 thousand compared to 2005. Improvements in audit procedures and SOX reporting experience were responsible for the decrease.

While 2006 showed an improvement in non-interest expense, the other factor in 2007's $257 thousand net increase was the additional cost from the Ohio Sales Use Tax audit discussed previously. The focus of the Company remains to decrease the non-interest expense while increasing the non-interest income. Containing the cost of providing health care for its employees and the removal of the one-time audit expense is a step in that direction. Additional revenue generating services and/or products are also constantly being researched for compatibility with the Company's markets.

FEDERAL INCOME TAXES

Effective tax rates were 26.78%, 27.63%, and 27.19% for 2007, 2006 and 2005, respectively. The Company increased its tax-exempt holdings in 2005 with 2006's average investment balance in tax-exempt securities at $49.2 million compared to $51 million for 2005. Those holdings decreased by another $8.8 million in average balance during 2007. Industrial Development Bonds, which may also be tax exempt, increased almost $2 million at year end 2007 compared to 2006. The earnings also increased on IDB's for 2007.

FINANCIAL CONDITION

Average earning assets increased $12.9 million during 2007 over 2006 and were higher by $18.7 million as compared to 2005. The main cause of fluctuation was loans with investments serving as a contra account in movements, increased loans
- decreased investments. Average interest bearing liabilities increased $17.1 million over 2006 and $17.8 million from 2005. The increase in 2007 over 2006 and 2005 was to fund the increase in loans.

SECURITIES

Security balances as of December 31 are summarized below:

                                                (In Thousands)
                                        ------------------------------
                                          2007       2006       2005
                                        --------   --------   --------
U.S. Treasury and Government Agencies   $104,737   $ 91,355   $112,199
Mortgage-backed securities                39,367     31,264     28,514
State and local governments               41,467     45,495     62,891
Equity securities                             33         47         47
                                        --------   --------   --------
                                        $185,604   $168,161   $203,651
                                        ========   ========   ========

The following table sets forth (dollars in thousands) the maturities of investment securities as of December 31, 2007 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

                                                  Maturities
                                            (Amounts in Thousands)
                                      ----------------------------------
                                          Within         After One Year
                                         One Year      Within Five Years
                                      -------   ----   ---------   -----
U.S. Treasury                         $    --   0.00%   $    --    0.00%
U.S. Government agency                 18,484   4.39%    19,533    4.72%
Mortgage-backed securities              3,225   3.92%    24,247    4.45%
State and local governments             5,966   3.62%    16,985    3.68%
Taxable state and local governments       564   5.12%       549    6.29%

                                          Maturities
                                    (Amounts in Thousands)
                              ----------------------------------
                              After Five Years
                              Within Ten Years   After Ten Years
                              ----------------   ---------------
                                Amount   Yield    Amount   Yield
                              --------   -----   -------   -----
U.S. Treasury                  $    --    0.00%  $    --   0.00%
U.S. Government agency          34,680    4.94%   32,040   5.40%
Mortgage-backed securities      11,741    5.30%      154   5.90%
State and local governments     16,975    3.95%      428   4.11%

As of December 31, 2007 the Bank did not hold a large block of any one investment security, except for U.S. Treasury and other U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $4.0 million. This is required in order to obtain Federal Home Loan Bank Loans. The Bank also acquired stock in the Federal Home Loan Bank of Indianapolis at a cost of $231.4 thousand through its acquisition of Knisely Bank. There were no borrowings at the time of acquisition associated with Federal Home Loan Bank of Indianapolis. The Bank also acquired stock in the Federal Reserve Bank with its acquisition.

LOAN PORTFOLIO

The Bank's various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.

The following table shows the Bank's loan portfolio by category of loan including loans held for sale:

                                                     (In Thousands)
                                  ----------------------------------------------------
                                    2007       2006       2005       2004       2003
                                  --------   --------   --------   --------   --------
Loans:
   Commercial Real Estate         $181,340   $162,363   $113,283   $102,314   $     --
   Ag Real Estate                   45,518     49,564     50,777     49,772         --
   Consumer Real Estate            102,660     86,688    115,831    133,772    277,331
   Commercial/industrial           104,188    101,788     81,893     88,303     95,009
   Agricultural                     58,809     69,301     61,502     56,239     63,082
   Consumer                         27,796     27,388     31,935     38,768     45,057
   Industrial Development Bonds      9,289      7,335      9,237     10,687      7,944
                                  --------   --------   --------   --------   --------
      Total Loans                 $529,600   $504,427   $464,458   $479,856   $488,423
                                  ========   ========   ========   ========   ========

Note: From year 2004 forward - additional class types were added. In 2003, Ag & Commercial Real Estate was included in Consumer Real Estate.

The following table shows the maturity of loans as of December 31, 2007:

                                                  Maturities (In Thousands)
                                       ----------------------------------------------
                                                   After One
                                        Within    Year Within      After
                                       One Year    Five Years   Five Years     Total
                                       --------   -----------   ----------   --------
Commercial Real Estate                  $ 6,298     $27,770      $147,272    $181,340
Ag Real Estate                              250       2,503        42,765      45,518
Consumer Real Estate                      7,846      12,686        82,128     102,660
Commercial and Industrial Loans          53,659      27,647        22,882     104,188
Agricultural                             42,030      13,129         3,650      58,809
Consumer, Master Card and Overdrafts      6,658      16,538         4,600      27,796
Industrial Development Bonds                 19       7,823         1,447       9,289

The following table presents the total of loans due after one year which has 1) predetermined interest rates and 2) floating or adjustable interest rates:

                                          (In Thousands)
                                       -------------------
                                        Fixed     Variable
                                         Rate       Rate
                                       --------   --------
Commercial Real Estate                 $ 37,826   $137,216
Ag Real Estate                            5,388     39,847
Consumer Real Estate                     33,647     63,194
Commercial and Industrial                24,298     19,589
Agricultural                             14,869      1,894
Consumer, Overdrafts and other loans     23,511      1,297
Industrial Development Bonds              9,270         --

The following table summarizes the Company's non-accrual and past due loans as of December 31 for each of the last five years:

                                         (In Thousands)
                          ------------------------------------------
                           2007     2006     2005     2004     2003
                          ------   ------   ------   ------   ------
Non-accrual loans         $4,918   $4,254   $4,663   $6,059   $6,236
Accruing loans past due
   90 days or more            --       --       --      393    2,042
                          ------   ------   ------   ------   ------
      Total               $4,918   $4,254   $4,663   $6,452   $8,278
                          ======   ======   ======   ======   ======

Although loans may be classified as non-performing, some pay on a regular basis, many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $246 thousand for 2005, $174 thousand for 2006 and $313 thousand for 2007. Any collections of interest on non-accrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation needed. Total interest collections amounted to $473 thousand for 2005, $167 thousand for 2006, and $174 thousand for 2007. $171 thousand of the interest collected in 2006 was applied to reduce the specific allocations for 2006 and $40 thousand of interest collected in 2007 was applied to reduce the specific allocations.

Loans are placed on non-accrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The $4.9 million of non-accrual loans as of December 31, 2007 are secured.

As of December 31, 2007 the Bank has $15.4 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently than quarterly.

The amount of the potential problem loans was considered in management's review of the loan loss reserve required at December 31, 2007.

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

As of December 31, 2007, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $59 million with an additional $45.5 million in agricultural real estate loans. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

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

As presented below, charge-offs increased to $1.58 million for 2007, and the provision was $871 thousand. An additional $301 thousand is showing in the provision line for 2007 which represents the allowance for loan losses that was carried over from the acquisition. A few large commercial credits included in the $5.7 million charged off in the commercial and agricultural segment was the only segment in a net recovery for 2007. The consumer segment was also in a net recovery position for 2006. The negative provision of 2005 was necessary to decrease the allowance because of the overall decrease of the loan portfolio and the improved asset quality position. The decrease in the total allowance for credit losses for 2006 was due to the continued improvement in the asset quality position and reassessment of the risk existent in the unfunded loan commitments. The improvement in the ratio of net charge offs to average loans outstanding is evidence of the improved asset quality during that period.

The increase in net charge-offs and past due loans along with the loan growth were the reasons for the increase in the ALLL for 2007. Overall the Bank has not experienced the losses many other institutions have during 2007. While the numbers are up, it is at a manageable level.

The following table presents a reconciliation of the allowance for credit losses:

                                                                 (In Thousands)
                                             ----------------------------------------------------
                                               2007       2006       2005       2004       2003
                                             --------   --------   --------   --------   --------
Loans                                        $529,600   $504,427   $464,488   $479,681   $488,247
                                             ========   ========   ========   ========   ========
Daily average of outstanding loans           $503,296   $484,663   $469,326   $491,104   $500,517
                                             ========   ========   ========   ========   ========
Allowance for Loan Losses-Jan. 1             $  5,594   $  5,388   $  6,814   $  6,614   $  6,400
   Loans Charged off:
      Commercial Real Estate                      376        214         82         11        129
      Ag Real Estate                               --         --         --         20         --
      Consumer Real Estate                        252        167        347        537        295
      Commercial and Industrial                   538        282        933        417      5,705
      Agricultural                                 42         --         12        102         23
      Consumer & Other Loans                      368        322        722        739      1,156
                                             --------   --------   --------   --------   --------
                                                1,576        985      2,096      1,826      7,308
                                             --------   --------   --------   --------   --------
   Loan Recoveries:
      Commercial Real Estate                       25          2         --         --         32
      Ag Real Estate                               --        214         20         --         --
      Consumer Real Estate                          5         24         52         38        104
      Commercial and Industrial                   359         --        580        514        577
      Agricultural                                103         74         31        185         47
      Consumer & Other Loans                      240        352        412        405        545
                                             --------   --------   --------   --------   --------
                                                  732        666      1,095      1,142      1,305
                                             --------   --------   --------   --------   --------
   Net Charge Offs                                844        319      1,001        684      6,003
                                             --------   --------   --------   --------   --------
   Provision for loan loss                        871        525       (425)       884      6,903
                                             --------   --------   --------   --------   --------
   Acquisition allowance for loan loss            301         --         --         --         --
                                             --------   --------   --------   --------   --------
Allowance for Loan & Lease Losses - Dec 31   $  5,922   $  5,594   $  5,388   $  6,814   $  7,300
Allowance for Unfunded Loan Commitments
   & Letters of Credit Dec 31                $    156   $    168   $    841   $    686   $     --
                                             --------   --------   --------   --------   --------
Total Allowance for Credit Losses - Dec 31   $  6,078   $  5,762   $  6,229   $  7,500   $  7,300
                                             ========   ========   ========   ========   ========
Ratio of net charge-offs to average
   Loans outstanding                             0.17%      0.07%      0.21%      0.14%      1.20%
                                             ========   ========   ========   ========   ========

Note: Year 2004 - Jan 1 balance adjusted for reporting change for allowance for reporting loan & lease commitments & letters as reported within prior year end balance.

Allocation of the allowance for credit losses per Loan Category in terms of dollars and percentage among the various loan categories is as follows:

                              2007                2006               2005               2004                2003
                             Amount              Amount             Amount             Amount              Amount
                            (000's)      %      (000's)      %     (000's)      %     (000's)      %      (000's)      %
                            -------   -------   -------   ------   -------   ------   -------   -------   -------   ------
Balance at End of Period
   Applicable To:
Commercial Real Estate       $1,358    34.24%    $1,221    32.19%   $  756    24.39%   $  671     21.32%   $   --
Ag Real Estate                  117     8.60%       162     9.82%       88    10.93%      264     10.37%       --
Consumer Real Estate            381    19.39%       288    17.19%      719    24.95%      615     27.88%      531    56.78%
Commercial & Industrial       1,859    19.67%     2,721    20.18%    2,246    17.63%    3,152     18.40%    1,816    19.45%
Agricultural                  1,676    11.10%       250    13.74%      275    13.24%      423     11.72%      674    12.92%
Consumer, Overdrafts and
   other loans                  531     7.00%       634     6.88%      526     8.86%      665     10.31%      451    10.85%
Unallocated                      --                 318                778              1,024               3,828
                             ------              ------             ------             ------              ------
   Allowance for Loan &
      Lease Losses           $5,922   100.00%    $5,594   100.00%   $5,388   100.00%   $6,814    100.00%   $7,300   100.00%
   Off Balance Sheet
      Commitments            $  156              $  168             $  841             $  686              $   --
                             ------              ------             ------             ------              ------
      Total Allowance for
         Credit Losse        $6,078              $5,762             $6,229             $7,500              $7,300
                             ======              ======             ======             ======              ======

Note: From year 2004 forward - additional class types were added. Commercial real estate and agricultural real estate were previously included in the total for consumer real estate.

DEPOSITS

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2007 are as follows:

                                  (In Thousands)
                -------------------------------------------------
                               Over Three     Over Six
                                 Months     Months Less     Over
                    Under       Less than     Than One      One
                Three Months   Six Months       Year        Year
                ------------   ----------   -----------   -------
Time Deposits      $15,238       $15,070      $38,097     $11,051

The following table presents the average amount of and average rate paid on each deposit category:

                                   (In Thousands)
                     -----------------------------------------
                      Demand       NOW      Savings     Time
                     Deposits   Accounts   Accounts   Accounts
                     --------   --------   --------   --------
December 31, 2007:
   Average balance   $39,164    $84,674    $108,864   $312,515
   Average rate         0.00%      2.30%       1.87%      4.58%
December 31, 2006:
   Average balance   $42,073    $83,154    $109,601   $305,586
   Average rate         0.00%      2.16%       1.81%      3.95%
December 31, 2005:
   Average balance   $42,363    $83,107    $112,642   $311,855
   Average rate         0.00%      1.31%       1.14%      3.03%

LIQUIDITY

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management's top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank's available for sale securities portfolio. The average aggregate balance of these assets was $207 million in 2005, $198 million for 2006, compared to $196 million fro 2007. This represented 29.7 percent, 28.0 percent, and 26.9 percent of total average assets, respectively. Of the almost $186 million of debt securities in the company's portfolio as of December 31, 2007, $28.2 million or 15.2 percent of the portfolio is expected to mature in 2008. Taking into consideration possible calls of the debt securities, the amount climbs to $65.6 million or 36.3 percent of the portfolio becomes a source of funds. This liquidity provides the opportunity to fund loan growth without having to over aggressively price deposits.

Historically, the primary source of liquidity has been core deposits that include non-interest bearing demand deposits, NOW, money market accounts and time deposits of individuals. Core deposits increased as of year end balances in 2007, in all categories. Overall deposits increased an average of $6.7 million during 2007 compared to 2006's decrease under 2005 of $6.1 million in average deposits. These represent changes of (1.0) percent and (1.1) percent in average total deposits, respectively. The Bank also utilized Federal Funds purchased at times during 2007. The average balance for 2007 was $2.7 million.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company's loan to deposit ratio for 2007 was 88.82 percent, 2006 was 85.97 percent, and 2005 was 79.6 percent. The lower ratio in 2005 is due to the lack of growth in both the credit and deposit portfolios. 2007 and 2006 represents the increased loan growth outpacing deposit growth. The Company's goal is for this ratio to be higher with loan growth the driver; this was achieved in 2006 and 2007.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $41.3 million at the end of 2007 compared to $34.8 million at the end of 2006 and to $21.2 million at the end of 2005. Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary. Following is a table showing the daily securities sold under agreement to repurchase activity for 2007 and 2006. These accounts are used to provide a sweep product to the Bank's commercial customers.

                  Securities Sold Under Agreement to Repurchase

                                                       Maximum Amount
       Amount Oustanding                           Borrowings Outstanding    Approximate Average     Approximate Weighted
        at End of Period   Weighted Average Rate          Month End         Outstanding in Period   Average Interest Rate
            (000'S)            End of Period              (000's)                   (000's)             For the Period
       -----------------   ---------------------   ----------------------   ---------------------   ---------------------
2007         $35,059               3.72%                  $39,205                  $31,513                  4.64%
2006         $28,433               4.83%                  $29,712                  $23,903                  3.64%
2005         $16,302               3.55%                  $26,180                  $19,802                  2.41%

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source increased by $8.6 million to $31.8 million at December 31, 2007. This compares to decreased borrowings during 2006 of $11.7 million to $23.2 million at December 31, 2006 and increased borrowings during 2005 of $13 million to $34.9 million to end at December 31, 2005. The increased borrowings in 2007 were used to fund loan growth and were a cheaper source of funds than certificate of deposits. The decreased borrowings were payoffs of matured notes. Sufficient funds were available to fund growth so new advances were not needed in 2006.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

 Net Interest      % Change       Rate         Rate       Cumulative      % Change
Margin (Ratio)   to Flat Rate   Direction   changes by   Total ($000)   to Flat Rate
--------------   ------------   ---------   ----------   ------------   ------------
     2.91%          -15.16%      Rising        3.00%        25,201         -10.56%
     3.09%          -10.06%      Rising        2.00%        26,200          -7.02%
     3.26%           -5.00%      Rising        1.00%        27,191          -3.50%
     3.43%            0.00%      Flat             0         28,177           0.00%
     3.63%            5.69%      Falling      -1.00%        29,294           3.96%
     3.78%           10.21%      Falling      -2.00%        29,881           6.05%
     3.82%           11.43%      Falling      -3.00%        29,661           5.27%

CONTRACTUAL OBLIGATIONS

Contractual Obligations of the Company totaled $398.3 million as of December 31, 2007. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

                                                        Payment Due by Period (In Thousands)
                                                ----------------------------------------------------
                                                           Less than     1-3       3-5     More than
Contractual Obligations                           Total     1 year      Years     Years     5 years
-----------------------                         --------   ---------   -------   -------   ---------
Securities sold under agreement to repurchase   $ 41,329    $ 41,329   $    --   $    --     $   --
Time Deposits                                    324,372     273,651    48,221     1,487      1,013
Dividends Payable                                    795         795
Long Term Debt                                    31,816       5,711    15,810    10,295         --
                                                --------    --------   -------   -------     ------
Total                                           $398,312    $321,486   $64,031   $11,782     $1,013
                                                ========    ========   =======   =======     ======

CAPITAL RESOURCES

Shareholders' equity was $89.4 million as of December 31, 2007 compared to $87.7 million at December 31, 2006. Dividends declared during 2007 were $0.64 per share totaling $3.25 million, 11.3 percent higher than 2006 declared dividends of $0.575 per share. During 2006, the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees under its long term incentive plan. 200 shares were forfeited during 2006. At year end, the Company held 36,180 shares in Treasury stock and 9,820 in unearned stock awards. The Company initiated a 4:1 stock split on May 12, 2006. The Company purchased 228,000 shares throughout 2007. 8,760 shares were awarded to 46 employees in 2007. 740 restricted shares were forfeited during 2007 and 600 restricted shares whose vesting was accelerated were transferred to a retired employee. At December 31, 2007, the Company held 256,160 shares in Treasury stock and 17,240 in unearned stock awards. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. The Company has authorization to purchase 250,000 shares throughout 2008.

At December 31, 2007, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 15.51%. Core capital to risk-based asset ratios of 17.91% and 14.47% are well in excess of regulatory guidelines. The Bank's leverage ratio of 9.5% is also substantially in excess of regulatory guidelines as is the Company's at 11.5%.

The Company's subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flow for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(PLANTE MORAN LOGO)                                         PLANTE & MORAN, PLLC
                                                                       Suite 500
                                                            2601 Cambridge Court
                                                          Auburn Hills, MI 48326
                                                               Tel: 248.375.7100
                                                               Fax: 248.375.7101
                                                                 plantemoran.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Farmers & Merchants Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                        PLANTE & MORAN, PLLC

February 27, 2008
Auburn Hills, Michigan

                                                      CONSOLIDATED BALANCE SHEET
                                                      DECEMBER 31, 2007 AND 2006
                                          (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                     2007       2006
                                                                   --------   --------
                             ASSETS
ASSETS
Cash and due from banks (Note 1)                                   $ 21,753   $ 23,583
   Interest-bearing deposits in banks                                    --        311
   Federal Funds Sold                                                27,134     13,353
                                                                   --------   --------
      Total cash and cash equivalents                                48,887     37,247

   Securities - available for sale (Note 3)                         185,604    168,161
   Other Securities, at cost (Note 3)                                 4,313      4,016
   Loans, net (Note 4)                                              523,474    498,580
   Premises and equipment (Note 5)                                   17,051     14,189
   Goodwill (Note 2)                                                  4,007         --
   Other assets (Note 2, 6 & 10)                                     20,638     14,903
                                                                   --------   --------
TOTAL ASSETS                                                       $803,974   $737,096
                                                                   ========   ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Deposits (Note 7)
      Noninterest-bearing                                          $ 75,670   $ 60,211
      Interest-bearing
         NOW accounts                                               105,471     88,235
         Savings                                                    129,080    123,176
         Time (Note 7)                                              324,372    313,787
                                                                   --------   --------
            Total deposits                                          634,593    585,409
   Securities sold under agreement to repurchase (Note 8)            41,329     34,818
   FHLB Advances (Note 9)                                            31,816     23,233
   Dividend payable                                                     795        774
   Accrued expenses and other liabilities                             6,066      5,130
                                                                   --------   --------
            Total liabilities                                       714,599    649,364
                                                                   --------   --------
STOCKHOLDERS' EQUITY (NOTE 14 AND 15)
   Common stock - No par value - 6,500,000 shares
      authorized; 5,200,000 shares issued & outstanding              12,677     12,677
   Treasury Stock - 256,160 Shares 2007, 36,180 Shares 2006          (5,366)      (816)
   Unearned Stock Awards - 17,240 Shares 2007, 9,820 Shares 2006       (391)      (244)
   Retained earnings                                                 81,575     77,089
   Accumulated other comprehensive income (Loss)                        880       (974)
                                                                   --------   --------
            Total stockholders' equity                               89,375     87,732
                                                                   --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $803,974   $737,096
                                                                   ========   ========

See Notes to Consolidated Financial Statements

                                                CONSOLIDATED STATEMENT OF INCOME
                                    YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                                                                 (000'S OMITTED)

                                                                 2007          2006         2005
                                                              ----------   -----------   ----------
INTEREST INCOME
   Loans, including fees                                      $   37,429   $    35,069   $   31,388
   Debt securities:
      U.S. Treasury and government agency                          5,813         4,615        4,142
      Municipalities                                               1,635         2,086        2,121
   Dividends                                                         266           227          185
   Federal funds sold                                                264           259            9
   Other                                                              17            13          256
                                                              ----------   -----------   ----------
         Total interest income                                    45,424        42,269       38,101
INTEREST EXPENSE
   Deposits                                                       18,402        15,847       11,844
   Federal funds purchased and securities sold
      under agreements to repurchase                               2,003         1,420          799
   Borrowed funds                                                  1,317         1,268          896
                                                              ----------   -----------   ----------
         Total interest expense                                   21,722        18,535       13,539
                                                              ----------   -----------   ----------
NET INTEREST INCOME - Before provision for loan losses            23,702        23,734       24,562
PROVISION FOR LOAN LOSSES (Note 4)                                   871           525         (425)
                                                              ----------   -----------   ----------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                22,831        23,209       24,987
NONINTEREST INCOME
   Customer service fees                                           3,201         3,548        3,618
   Other service charges and fees                                  2,569         2,212        2,109
   Net gain on sale of loans (Note 6)                                617           683          704
   Net gain (loss) on sale of available-for-sale securities           --           (10)           9
                                                              ----------   -----------   ----------
         Total noninterest income                                  6,387         6,433        6,440
NONINTEREST EXPENSES
   Salaries and Wages                                              8,084         8,304        8,411
   Employee benefits (Note 11)                                     2,804         2,456        2,275
   Occupancy expense                                                 564           605          656
   Furniture and equipment                                         1,321         1,421        1,492
   Data processing                                                 1,019           998        1,013
   Franchise taxes                                                   873           839          817
   Mortgage servicing rights amortization (Note 6)                   257           263          293
   Other general and administrative                                3,734         3,513        4,692
                                                              ----------   -----------   ----------
         Total other operating expenses                           18,656        18,399       19,649
                                                              ----------   -----------   ----------
INCOME BEFORE INCOME TAXES                                        10,562        11,243       11,778
INCOME TAXES (NOTE 10)                                             2,828         3,107        3,202
                                                              ----------   -----------   ----------
NET INCOME                                                    $    7,734   $     8,136   $    8,576
                                                              ==========   ===========   ==========
EARNINGS PER SHARE - BASIC AND DILUTED                        $     1.52   $      1.57   $     1.65
                                                              ==========   ===========   ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                            5,097,636     5,186,329    5,198,728
                                                              ==========   ===========   ==========

See Notes to Consolidated Financial Statements

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS END DECEMBER 31, 2007, 2006 AND 2005
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                                                       Accumulated
                                                    Shares of                     Unearned                Other         Total
                                                      Common    Common  Treasury    Stock   Retained  Comprehensive  Stockholders'
                                                      Stock     Stock     Stock    Awards   Earnings  Income (Loss)     Equity
                                                    ---------  -------  --------  --------  --------  -------------  -------------
BALANCE - January 1, 2005                           5,200,000  $12,677  $    --     $  --    $65,956     $   212        $78,845
Comprehensive income (Note 1):
   Net income                                              --       --       --        --      8,576          --          8,576
   Change in net unrealized gain on securities
      available for sale, net of
      reclassification adjustment and tax effects                                                         (2,119)        (2,119)
                                                                                                                        -------
         Total comprehensive income                                                                                       6,457
   Purchase of Treasury Stock 4000 shares              (4,000)             (115)       --                                  (115)
   Grant of Restricted Stock Awards-4000 shares
         (Net of Forfeiture - 80)                       3,920               113      (113)                                   --
Cash dividends declared - $0.50 per share                  --       --       --        --     (2,599)         --         (2,599)
                                                    ---------  -------  -------     -----    -------     -------        -------
BALANCE - December 31, 2005                         5,199,920   12,677       (2)     (113)    71,933      (1,907)        82,588
Comprehensive income (Note 1):
   Net income                                              --       --       --        --      8,136          --          8,136
   Change in net unrealized gain on securities
      available for sale, net of reclassification
      adjustment and tax effects                                                                             933            933
                                                                                                                        -------
         Total comprehensive income                                                                                       9,069
   Purchase of Treasury Stock                         (42,000)             (945)       --                                  (945)
   Grant of Restricted Stock Awards-6100 shares
         (Net of Forfeiture - 200)                      5,900               131      (131)                                   --
Cash dividends declared - $0.575 per share                 --       --       --        --     (2,980)         --         (2,980)
                                                    ---------  -------  -------     -----    -------     -------        -------
BALANCE - December 31, 2006                         5,163,820   12,677     (816)     (244)    77,089        (974)        87,732
Comprehensive income (Note 1):
   Net income                                              --       --       --        --      7,734          --          7,734
   Change in net unrealized gain on securities
      available for sale, net of reclassification
      adjustment and tax effects                                                                            1,854         1,854
                                                                                                                        -------
         Total comprehensive income                                                                                       9,588
   Purchase of Treasury Stock                        (228,000)           (4,710)       --                                (4,710)
   Shares issued for vested stock awards                  600                --        13                                    13
   Grant of Restricted Stock Awards-8760 shares
      (Net of Forfeiture - 740 Vested - 600)            7,420               160      (160)                                   --
Cash dividends declared - $0.64 per share                  --       --       --        --     (3,248)         --         (3,248)
                                                    ---------  -------  -------     -----    -------     -------        -------
BALANCE - December 31, 2007                         4,943,840  $12,677  $(5,366)    $(391)   $81,575     $   880        $89,375
                                                    =========  =======  =======     =====    =======     =======        =======

See notes to Consolidated Financial Statements

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
                                          (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                        2007       2006       2005
                                                                      --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $  7,734   $  8,136   $  8,576
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation                                                       1,059      1,107      1,167
      Amortization of servicing rights                                     257        263        293
      Provision for loan loss                                              871        525       (425)
      Accretion and amortization of securities                             131        382        989
      Deferred income taxes (benefit)                                     (170)       282        387
      (Gain) loss on sale of other assets                                    4          5         (2)
      Realized (gain) loss on sales of available-for-sale
      securities, net                                                       --         10         (9)
      Net Change in:
         Loans held for sale                                              (651)        --        175
         Change in other assets and other liabilities, net                (692)     2,670     (1,931)
                                                                      --------   --------   --------
            Net cash provided (used) by operating activities             8,543     13,380      9,220
CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities:
      Sales                                                                215     19,006         --
      Maturities, prepayments and calls                                 80,876     61,654     38,477
      Purchases                                                        (95,804)   (44,382)   (73,376)
   Loan and lease originations and principal collections, net            6,620    (41,630)    13,732
   Proceeds from sales of assets                                            --          1         18
   Additions to premises and equipment                                  (2,675)      (428)      (539)
   Purchase of Bank Owned Life Insurance                                (3,000)        --         --
   Net cash paid for acquisition                                        (2,400)        --         --
                                                                      --------   --------   --------
            Net cash provided (used) by investing activities           (16,168)    (5,779)   (21,688)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                  12,108      9,112      2,092
   Net change in federal funds purchased and securities
      sold under agreements to repurchase                                6,511     13,660     (1,694)
   Proceeds from issuance of long-term debt                             15,000         --     15,000
   Repayment of long-term debt                                          (6,417)   (11,720)    (2,012)
   Purchase of Treasury Stock                                           (4,710)      (945)      (115)
   Cash dividends paid on common stock                                  (3,227)    (3,050)    (2,470)
                                                                      --------   --------   --------
            Net cash provided (used) by financing activities            19,265      7,057     10,801
                                                                      --------   --------   --------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              11,640     14,658     (1,667)
CASH AND CASH EQUIVALENTS - Beginning of Year                           37,247     22,589     24,256
                                                                      --------   --------   --------
CASH AND CASH EQUIVALENTS - End of Year                               $ 48,887   $ 37,247   $ 22,589
                                                                      ========   ========   ========
SUPPLEMENTAL INFORMATION
   Cash paid during the year for:
      Interest                                                        $ 21,721   $ 18,235   $ 13,227
                                                                      ========   ========   ========
      Income taxes                                                    $  3,120   $  2,757   $  2,640
                                                                      ========   ========   ========

See Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS

          The Farmers & Merchants Bancorp, Inc. (the Company) through its bank subsidiary, The Farmers & Merchants State Bank (the Bank) provides a variety of financial services to individuals and small businesses through its offices in Northwest Ohio and Northeast Indiana.

          CONSOLIDATION POLICY

          The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution, and the Farmers & Merchants Life Insurance Company, a reinsurance company for life, accident and health insurance for the Bank's consumer credits. The Farmers & Merchants Life Insurance Company was dissolved during 2007 with the Bank no longer offering the insurance product. All significant inter-company balances and transactions have been eliminated.

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

          RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

          The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $1.5 million for December 31, 2007 and it was $4.6 million for December 31, 2006.

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

          FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK STOCK

          The Federal Home Loan Bank and Federal Reserve Bank stock are recorded at cost since they are restricted stocks. The Federal Home Loan Bank and Federal Reserve Bank sell and purchase their stock at par; therefore cost approximates market value. The Federal Home Loan Bank stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.

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

          The allowance for loan losses is evaluated on a regular basis by management and is based on management's periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

          The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

          GOODWILL AND OTHER INTANGIBLE ASSETS

          Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

          Other intangible assets consist of core deposit intangible assets arising from business acquisitions. They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          EARNINGS PER SHARE

          Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Basic and dilutive earnings per share are the same as the restricted stock grants are primarily anti-dilutive.

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

          The components of other comprehensive income and related tax effects are as follows:

                                                        (In Thousands)
                                                  -------------------------
                                                   2007     2006     2005
                                                  ------   ------   -------
Net Unrealized gain (loss) on
   available-for-sale securities                  $2,810   $1,404   $(3,202)
Tax Effect                                          (956)    (478)    1,089
                                                  ------   ------   -------
Net-of-tax amount                                  1,854      926    (2,113)
                                                  ------   ------   -------
Reclassification adjustment for gain on sale of
   available-for-sale securities                  $   --   $   10   $    (9)
Tax Effect                                            --       (3)        3
                                                  ------   ------   -------
Net-of-tax amount                                     --        7        (6)
                                                  ------   ------   -------
   Other comprehensive income                     $1,854   $  933   $(2,119)
                                                  ======   ======   =======

          RECENT ACCOUNTING PRONOUNCEMENTS

          In September 2006, the FASB issued SFAS 157, "Fair Value Measurement." This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the impact the adoption of SFAS 157 will have on the financial statements.

          In September 2006, the FASB ratified the Emerging Issues Task Force's
          (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Company is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RECLASSIFICATION

          Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the 2007 presentation.

          The Company's Board of Directors declared a 4 for 1 stock split effective May 12, 2006. Therefore, all references in the financial statements and other disclosures related to the number of shares and per share amounts of the Company's stock have been retroactively restated to reflect the increased number of shares outstanding.

NOTE 2 - BUSINESS COMBINATION

          On December 31, 2007, the Bank acquired 100% of the outstanding shares of Knisely Bank. Knisely Bank was merged with and into the Bank, and the Knisely Bank offices now operate as branches of the Bank. The merger enabled the Company to increase its market share in a community contiguous to its existing markets.

          The aggregate acquisition cost of Knisely Bank was $10.4 million, which was all paid in cash. Direct acquisition costs approximated $155 thousand. The acquisition cost in excess of the net assets and identifiable intangible assets acquired, has been recorded as goodwill of $4 million. Goodwill that is deductible for tax purposes is approximately $3.85 million. Minor adjustments to the total purchase price allocation, and thus goodwill, are possible as fair value allocations are finalized and final billings related to the acquisition are received.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on December 31, 2007:

(Dollars in Thousands)
Cash and Cash Equivalents       $ 3,517
Federal Funds Sold                4,637
Securities                           50
Other Securities                    297
Loans, Net of Allowance          31,734
Premises and Equipment            1,250
Core Deposit Intangible Asset     1,100
Goodwill                          4,007
Other Assets                      1,425
                                -------
   Total Assets Acquired        $48,017
                                =======
Deposits                        $37,076
Other Liabilities                   387
                                -------
   Total Liabilities Assumed    $37,463
                                =======
Net Assets Acquired             $10,554
                                =======

NOTE 2 - BUSINESS COMBINATION (CONTINUED)

          In connection with the acquisition, the Company recognized core deposit intangible assets of $1.1 million, which are being amortized on a straight line basis over the estimated remaining economic useful life of the deposits of 7 years. There was no amortization of the core deposit intangibles for the year ended December 31, 2007. Amortization of the core deposit intangibles is scheduled to be as follows:

    (In Thousands)
----------------------
2008            $  157
2009               157
2010               157
2011               157
2012               157
   Thereafter      315
                ------
                $1,100
                ======

          The consolidated statements of income include the results of Knisely Bank since the effective date of the acquisition. The following table presents pro forma information for the years ended December 31, 2007, 2006 and 2005 as if the acquisition had been completed as of the beginning of the years presented. The pro forma financial information is not necessarily indicative of the results of operations as they would have been, had the transaction been in effect on the assumed dates.

                 (In Thousands , except per share data)
                      For Year Ending December 31,
                 --------------------------------------
                         2007      2006      2005
                       -------   -------   -------
Total Revenues         $55,016   $51,741   $47,245
* Net Income           $ 8,055   $ 8,432   $ 8,868
Basic EPS              $  1.58   $  1.63   $  1.71
Diluted EPS            $  1.58   $  1.63   $  1.71

* Knisely Bank was a Subchapter S Corporate filer. The Net Income has been adjusted using a 34% tax rate.

NOTE 3 - SECURITIES

          The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

                                                  (In Thousands)
                                                       2007
                                 -----------------------------------------------
                                                Gross        Gross     Estimated
                                 Amortized   Unrealized   Unrealized     Market
                                    Cost        Gains       Losses       Value
                                 ---------   ----------   ----------   ---------
Available-for-Sale:
   U.S. Treasury                  $     --     $   --        $ --       $     --
   U.S. Government agency          103,512      1,321          96        104,737
   Mortgage-backed securities       39,461        187         281         39,367
   State and local governments      41,264        302          99         41,467
   Equity securities                    33         --          --             33
                                  --------     ------        ----       --------
                                  $184,270     $1,810        $476       $185,604
                                  ========     ======        ====       ========

NOTE 3 - SECURITIES (CONTINUED)

                                                  (In Thousands)
                                 -----------------------------------------------
                                                       2006
                                 -----------------------------------------------
                                                Gross        Gross     Estimated
                                 Amortized   Unrealized   Unrealized     Market
                                    Cost        Gains       Losses       Value
                                 ---------   ----------   ----------   ---------
Available-for-Sale:
   U.S. Treasury                  $    388      $ --        $    1      $    387
   U.S. Government agency           91,656       131           819        90,968
   Mortgage-backed securities       31,911        16           663        31,264
   State and local governments      45,636       240           381        45,495
   Equity securities                    47        --            --            47
                                  --------      ----        ------      --------
                                  $169,638      $387        $1,864      $168,161
                                  ========      ====        ======      ========

          Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

                                                     2007
                              -------------------------------------------------
                                   (In Thousands)            (In Thousands)
                              Less Than Twelve Months     Twelve Months & Over
                              -----------------------   -----------------------
                                 Gross                     Gross
                              Unrealized                Unrealized
                                Losses     Fair Value     Losses     Fair Value
                              ----------   ----------   ----------   ----------
U S Treasury                      $-         $   --        $ --        $    --
U S Government agency              -            991          96         20,897
Mortgage-backed securities         2          5,079         279         13,803
State and local governments        4          1,621          95         13,117

                                                     2006
                              -------------------------------------------------
                                   (In Thousands)            (In Thousands)
                              Less Than Twelve Months     Twelve Months & Over
                              -----------------------   -----------------------
                                 Gross                     Gross
                              Unrealized                Unrealized
                                Losses     Fair Value     Losses     Fair Value
                              ----------   ----------   ----------   ----------
U S Treasury                      $-         $    99       $  1         $   174
U S Government agency             18          13,944        801          58,457
Mortgage-backed securities         2             710        661          21,801
State and local governments       35           7,442        346          22,182

          Unrealized losses on securities have not been recognized into income because the issuers' bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.

          The gross realized gains and losses for the years ended December 31, are presented below:

                                                                (In Thousands)
                                                               ------------------
                                                               2007   2006   2005
                                                               ----   ----   ----
Gross realized gains                                            $-    $ 27    $9
Gross realized losses                                            -     (37)   --
                                                                --    ----    --
   Net Realized Gains (Losses)                                  $-    $(10)   $9
                                                                ==    ====    ==
Tax expense (benefit) related to net realized gains (losses)    $-    $ (3)   $3
                                                                ==    ====    ==

          The amortized cost and fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           (In Thousands)
                                       ----------------------
                                       Amortized
                                         Cost      Fair Value
                                       ---------   ----------
One year or less                       $ 24,636     $ 24,623
After one year through five years        57,647       57,978
After five years through ten years       64,003       64,878
After ten years                          37,951       38,092
                                       --------     --------
                                        184,237      185,571
Equity securities                            33           33
                                       --------     --------
   Total                               $184,270     $185,604
                                       ========     ========

          Investments with a carrying value and fair value of $161.9 million at December 31, 2007 and $142.9 million at December 31, 2006 were pledged to secure public deposits and securities sold under repurchase agreements.

          Other securities as of December 31, 2007, include Federal Home Loan Bank and Federal Reserve Bank stock. December 31, 2006, included only Federal Home Loan Bank stock.

NOTE 4 - LOANS

          Loans at December 31 are summarized below:

                                             (In Thousands)
                                          -------------------
                                            2007       2006
                                          --------   --------
Loans:
   Commercial Real Estate                 $181,340   $162,363
   Ag Real Estate                           45,518     49,564
   Consumer Real Estate                    102,660     86,688
   Commercial and industrial               104,188    101,788
   Agricultural                             58,809     69,301
   Consumer, Overdrafts and other loans     27,796     27,388
   Industrial Development Bonds              9,289      7,335
                                          --------   --------
                                           529,600    504,427
   Less: Deferred loan fees and costs         (204)      (253)
                                          --------   --------
                                           529,396    504,174
   Less: Allowance for loan losses          (5,922)    (5,594)
                                          --------   --------
      Loans - Net                         $523,474   $498,580
                                          ========   ========

          The following is a maturity schedule by major category of loans including available for sale loans:

                                                 (In Thousands)
                                          Principal Payments Due Within
                                       ----------------------------------
                                                    Two to        After
                                       One Year   Five Years   Five Years
                                       --------   ----------   ----------
Commercial Real Estate                  $ 6,298     $27,770     $147,272
Ag Real Estate                              250       2,503       42,765
Consumer Real Estate                      7,846      12,686       82,128
Commercial and industrial loans          53,659      27,647       22,882
Agricultural                             42,030      13,129        3,650
Consumer, Master Card and Overdrafts      6,658      16,538        4,600
Industrial Development Bonds                 19       7,823        1,447

     The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2007:

                                         (In Thousands)
                                       ------------------
                                        Fixed    Variable
                                         Rate      Rate
                                       -------   --------
Commercial Real Estate                 $39,649   $141,691
Ag Real Estate                           5,653     39,865
Consumer Real Estate                    37,782     64,878
Commercial and industrial loans         36,779     67,409
Agricultural                            23,390     35,419
Consumer, Master Card and Overdrafts    25,572      2,224
Industrial Development Bonds             9,289         --

          One to four family residential mortgage loans amounting to $80.4 million have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

          As of December 31, 2007 and 2006 there were $23.4 and $10.6 million, respectively, of undisbursed loans in process.

          The following is an analysis of the allowance for credit losses:

                                                  (In Thousands)
                                            -------------------------
                                              2007     2006     2005
                                            -------   ------   ------
Allowance for Loan Losses
   Balance at beginning of year             $ 5,594   $5,388   $6,814
   Provision for loan loss                      871      525     (425)
   Loans charged off                         (1,576)    (985)  (2,096)
   Recoveries                                   732      666    1,095
   Acquisition allowance for loan loss          301       --       --
                                            -------   ------   ------
Allowance for Loan & Leases Losses          $ 5,922   $5,594   $5,388
                                            =======   ======   ======
Allowance for Unfunded Loan Commitments &
   Letters of Credit                        $   156   $  168   $  841
                                            -------   ------   ------
Total Allowance for Credit Losses           $ 6,078   $5,762   $6,229
                                            =======   ======   ======

          The Company segregates its Allowance for Loan and Lease Losses (ALLL) into two reserves: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

          The AULC is reported within other liabilities on the balance sheet while the ALLL is netted within the loans, net asset line. The ACL presented above represents the full amount of reserves available to absorb possible credit losses.

          The following is a summary of information pertaining to impaired loans:

                                                               (In Thousands)
                                                              ---------------
                                                               2007     2006
                                                              ------   ------
Impaired loans without a valuation allowance                  $4,648   $1,587
Impaired loans with a valuation allowance                      4,619    3,095
                                                              ------   ------
Total impaired loans                                          $9,267   $4,682
                                                              ======   ======
Valuation allowance related to impaired loans                 $1,642   $  838
Total non-accrual loans                                       $4,918   $4,254
Total loans past-due ninety days or more and still accruing   $   --   $   --

                                                                    (In Thousands)
                                                               ------------------------
                                                                2007     2006     2005
                                                               ------   ------   ------
Average investment in impaired loans                           $6,975   $6,588   $9,926
                                                               ======   ======   ======
Interest income recognized on impaired loans                   $  592   $  288   $  480
                                                               ======   ======   ======
Interest income recognized on a cash basis on impaired loans   $  161   $  167   $  473
                                                               ======   ======   ======

          No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

          The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

                                                             (In Thousands)
                                                          -------------------
                                                            2007       2006
                                                          --------   --------
Land                                                      $  3,411   $  2,811
Buildings (useful life 15-39 years)                         17,224     15,100
Furnishings (useful life 3-15 years)                         9,843      8,960
                                                          --------   --------
                                                            30,478     26,871
      Less: Accumulated depreciation                       (13,427)   (12,682)
                                                          --------   --------
   Premises and Equipment (Net)                           $ 17,051   $ 14,189
                                                          ========   ========

NOTE 6 - SERVICING

          Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $252 and $251 million at December 31, 2007 and 2006, respectively.

          The balance of capitalized servicing rights included in other assets at December 31, 2007 and 2006, was $1.9 and $1.8 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.

          The fair market value of the capitalized servicing rights as of December 31, 2007 and 2006 was $2.4 and $2.2 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type, term and new versus seasoned. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 8.9 and 10.0 were utilized for 2007 and 2006, respectively. All stratums showed positive values compared to carrying value using a discount yield of 8.2% for 2007 and 8.5% for 2006.

          The following summarizes mortgage servicing rights capitalized and amortized during each year:

                            (In Thousands)
                           ---------------
                            2007     2006
                           ------   ------
Beginning Year             $1,798   $1,690
   Capitalized Additions      352      371
   Amortization              (257)    (263)
   Valuation Allowance         --       --
                           ------   ------
End of Year                $1,893   $1,798
                           ======   ======

NOTE 7 - DEPOSITS

          Time deposits at December 31 consist of the following:

                                      (In Thousands)
                                    -------------------
                                      2007       2006
                                    --------   --------
Time deposits under $100,000        $244,916   $235,710
Time deposits of $100,000 or more     79,456     78,077
                                    --------   --------
                                    $324,372   $313,787
                                    ========   ========

          At December 31, 2007 the scheduled maturities for time deposits are as follows:

             (In Thousands)
             --------------
   2008         $273,651
   2009           38,853
   2010            9,368
   2011              853
   2012              634
thereafter         1,013
                --------
                $324,372
                ========

NOTE 8 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

          The Bank's policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2007 and 2006 securities with a book value of $64.3 million and $45.6 million, respectively, were underlying the repurchase agreements and were under the Bank's control.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

          Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 2.92% to 7.05%. Total borrowings were $31.8 and $23.0 million for 2007 and 2006, respectively. Notes are secured by a blanket lien on 100% of the one to four family residential mortgage loan portfolios (Note 4).

          The following is a schedule by years of future minimum principal payments:

             (In Thousands)
             --------------
   2008         $ 5,711
   2009           5,464
   2010          10,346
   2011           5,225
   2012           5,070
thereafter           --
                -------
                $31,816
                =======

NOTE 10 - FEDERAL INCOME TAXES

          The components of income tax expense for the years ended December 31 are as follows:

                  (In Thousands)
             ------------------------
              2007     2006     2005
             ------   ------   ------
Current:
   Federal   $2,998   $2,825   $2,815
Deferred:
   Federal     (170)     282      387
             ------   ------   ------
             $2,828   $3,107   $3,202
             ======   ======   ======

          The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

                                              (In Thousands)
                                         ------------------------
                                          2007     2006     2005
                                         ------   ------   ------
Income tax at statutory rates            $3,591   $3,826   $4,004
Increase(decrease) resulting from:
   Tax exempt interest                     (650)    (749)    (784)
   Change in prior estimates and other     (113)      30      (18)
                                         ------   ------   ------
                                         $2,828   $3,107   $3,202
                                         ======   ======   ======

          Deferred tax assets and liabilities at December 31 are comprised of the following:

                                                           (In Thousands)
                                                          ---------------
                                                           2007     2006
                                                          ------   ------
Deferred Tax Assets:
   Allowance for loan losses                              $2,013   $1,902
   Net unrealized loss on available-for-sale securities       --      503
   Other                                                     369      249
                                                          ------   ------
   Total deferred tax assets                               2,382    2,654
Deferred Tax Liabilities:
   Accreted discounts on bonds                                74       74
   FHLB stock dividends                                      798      798
   Mortgage servicing rights                                 641      610
   Other                                                     432      506
   Net unrealized gain on available-
      for-sale securities                                    454       --
                                                          ------   ------
   Total deferred tax liabilities                          2,399    1,988
                                                          ------   ------
      Net Deferred Tax Asset (Liability)                  $  (17)  $  666
                                                          ======   ======

NOTE 11 - EMPLOYEE BENEFIT PLAN

          The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant's deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $575, $611, and $608 thousand for 2007, 2006 and 2005, respectively.

          The Company has a Long-Term Stock Incentive Plan under which 8,000 shares of restricted stock were issued to 44 employees during 2007, 6,000 shares were issued to 40 employees during 2006 and 4,000 shares were issued to 38 employees during 2005. Under the plan, the shares vest 100% in three years. Due to employee termination, there were 740 shares forfeited during 2007, 200 shares forfeited during 2006 and 80 shares forfeited during 2005. During 2007, 600 shares had vesting accelerated and were paid to a retiring officer. Compensation expense applicable to the restricted stock totaled $104, $60 and $14 thousand for the year ended December 31, 2007, 2006 and 2005, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

          In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $21.3 and $20.9 million at December 31, 2007 and 2006, respectively. Loans made during 2007 were $117.9 million and repayments were $117.5 million. Their difference in related borrowings amounted to $409 thousand, net addition. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2007 and 2006 amounted to $28.2 million and $27.6 million, respectively.

          In 2007, one director resigned from the Board and an executive officer also retired. During 2005, two directors retired from the Board and two directors were added.

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

          The Bank's exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At year end 2004 the Bank segregated the Allowance for Loan Losses into two components. The allowance as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2007 and 2006 was $156 thousand and $168 thousand, respectively. At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                  (In Thousands)
                               -------------------
                                 2007       2006
                               --------   --------
Commitments to extend credit   $133,529   $132,477
Credit card arrangements         16,132     16,098
Standby letters of credit        13,742     11,900

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all the capital adequacy requirements to which it is subject.

NOTE 14 - MINIMUM REGULATORY CAPITAL REQUIREMENTS (CONTINUED)

          As of December 31, 2007 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

          The Company and the Bank's actual and required capital amounts and ratios as of December 31, 2007 and 2006 are as follows:

                                                                           To Be Well
                                                                          Capitalized
                                                                        Under the Prompt
                                                      For Capital      Corrective Action
                                  Actual           Adequacy Purposes      Provisions
                                 -------           -----------------   -----------------
                                 (000's)           (000's)             (000's)
As of December 31, 2007           Amount   Ratio     Amount   Ratio      Amount   Ratio
                                 -------   -----    -------   -----     -------   -----
Total Risk-Based Capital
   (to Risk Weighted Assets)
   Consolidated                  $90,565   15.51%   $46,726   8.00%         N/A     N/A
Farmers & Merchants State Bank    90,627   15.51%    46,736   8.00%     $58,421   10.00%
Tier 1 Capital
   (to Risk Weighted Assets)
   Consolidated                   84,488   14.47%    23,363   4.00%         N/A     N/A
Farmers & Merchants State Bank    69,550   11.91%    23,368   4.00%      35,052    6.00%
Tier 1 Capital
   (to Adjusted Total Assets)
   Consolidated                   84,488   11.49%    29,407   4.00%         N/A     N/A
Farmers & Merchants State Bank    69,550    9.47%    29,382   4.00%      36,728    5.00%

                                                                           To Be Well
                                                                          Capitalized
                                                                        Under the Prompt
                                                      For Capital      Corrective Action
                                  Actual           Adequacy Purposes      Provisions
                                 -------           -----------------   -----------------
                                 (000's)           (000's)              (000's)
As of December 31, 2006           Amount   Ratio     Amount   Ratio      Amount   Ratio
                                 -------   -----    -------   -----     -------   -----
Total Risk-Based Capital
   (to Risk Weighted Assets)
   Consolidated                  $94,468   17.27%   $43,753   8.00%         N/A     N/A
Farmers & Merchants State Bank    93,179   17.04%    43,753   8.00%     $54,691   10.00%
Tier 1 Capital
   (to Risk Weighted Assets)
   Consolidated                   88,706   16.22%    21,876   4.00%         N/A     N/A
Farmers & Merchants State Bank    72,417   13.24%    21,876   4.00%      32,815    6.00%
Tier 1 Capital
   (to Adjusted Total Assets)
   Consolidated                   88,706   12.40%    28,625   4.00%         N/A     N/A
Farmers & Merchants State Bank    72,417   10.13%    28,585   4.00%      35,731    5.00%

NOTE 15 - RESTRICTIONS OF DIVIDENDS & INTER-COMPANY BORROWINGS

          The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $10.55 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company and its non-bank subsidiary. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

          The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2007 and 2006 are reflected below.

                                                        (In Thousands)
                                          -----------------------------------------
                                                  2007                  2006
                                          -------------------   -------------------
                                          Carrying     Fair     Carrying     Fair
                                           Amount      Value     Amount      Value
                                          --------   --------   --------   --------
Financial Assets:
   Cash and Cash Equivalents              $ 21,753   $ 21,753   $ 23,894   $ 23,894
   Securities - available for sale         185,604    185,604    168,161    168,161
   Other Securities                          4,313      4,313      4,016      4,016
   Loans, net                              523,474    524,773    498,580    497,866
   Interest receivable                       5,343      5,343      5,244      5,244
   Loans held for sale                          --         --         --         --
Financial Liabilities:
   Deposits                               $634,593   $631,020   $585,409   $583,955
   Short-term debt
      Federal funds purchased                   --         --         --         --
      Repurchase agreement sold             41,329     41,329     34,818     34,818
   Long term debt                           31,816     32,035     23,233     23,233
   Interest payable                          1,492      1,492      1,491      1,491
   Dividends payable                           795        795        774        774
Off-Balance Sheet Financial Instruments
   Commitments to extend credit           $     --   $     --   $     --   $     --
   Standby letters of credit                    --         --         --         --

          The following assumptions and methods were used in estimating the fair value for financial instruments:

          CASH AND CASH EQUIVALENTS

          The carrying amounts reported in the balance sheet for cash, cash equivalents and federal funds sold approximate their fair values. Also included in this line item are the carrying amounts of interest-bearing

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

          deposits maturing within ninety days which approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

          SECURITIES AND OTHER SECURITIES

          Fair values for securities, excluding Federal Home Loan Bank stock and Federal Reserve Bank stock, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and the Federal Reserve Bank.

          LOANS

          Most commercial and real estate mortgage loans are made on a variable rate basis. For those variable-rate loans that reprice frequently, and with no significant change in credit risk, fair values are based on carrying values. The fair values of the fixed rate and all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The loans which were added to the balance sheet for the December 31, 2007 acquisition were valued separately by an independent third party. A fair value adjustment of $13 thousand discount was applied to outstanding balances of $32.3 million.

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

          BORROWINGS

          Short-term borrowings are carried at cost that approximates fair value. Other long-term debt was generally valued using a discounted cash flow analysis with a discounted rate based on current incremental borrowing rates for similar types of arrangements, or if not available, based on an approach similar to that used for loans and deposits.

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

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

                                  BALANCE SHEET

                                                              (In Thousands)
                                                            -----------------
                                                              2007      2006
                                                            -------   -------
ASSETS
      Cash                                                  $   603   $   916
      Related party receivables:
      Dividends & Accounts receivable from subsidiaries         801       810
      Note receivable from Bank subsidiary                   15,000    15,000
      Investment in subsidiaries                             74,437    72,036
                                                            -------   -------
TOTAL ASSETS                                                $90,841   $88,762
                                                            =======   =======

LIABILITIES
      Accrued expenses                                      $   671   $   256
      Dividends payable                                         795       774
                                                            -------   -------
   Total Liabilities                                          1,466     1,030
                                                            -------   -------

STOCKHOLDERS' EQUITY
      Common stock - No par value - 6,500,000 shares
         authorized; 5,200,000 shares issued                 12,677    12,677
      Treasury Stock - 256,160 shares, 36,180 shares         (5,366)     (816)
      Unearned Stock Awards - 17,240 shares, 9,820 shares      (391)     (244)
      Retained earnings                                      81,575    77,089
      Accumulated other comprehensive income (Loss)             880      (974)
                                                            -------   -------
   Total Stockholders' Equity                                89,375    87,732
                                                            -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $90,841   $88,762
                                                            =======   =======

                               STATEMENT OF INCOME

                                                  (In Thousands)
                                             ------------------------
                                              2007     2006     2005
                                             ------   ------   ------
INCOME
   Dividends from subsidiaries               $6,238   $3,985   $2,855
   Interest                                     712      713      713
                                             ------   ------   ------
      Total Income                            6,950    4,698    3,568
OPERATING EXPENSES                              383      353      344
                                             ------   ------   ------
INCOME BEFORE INCOME TAXES AND EQUITY IN
   UNDISTRIBUTED EARNINGS AND SUBSIDIARIES    6,567    4,345    3,224
INCOME TAXES                                    105      148      132
                                             ------   ------   ------
                                              6,462    4,197    3,092
   Equity in undistributed earnings
      of subsidiaries                         1,272    3,939    5,484
                                             ------   ------   ------
NET INCOME                                   $7,734   $8,136   $8,576
                                             ======   ======   ======

                            STATEMENTS OF CASHFLOWS

                                                                  (In Thousands)
                                                            --------------------------
                                                              2007      2006     2005
                                                            -------   -------   ------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                            $ 7,734   $ 8,136   $8,576
      Adjustments to Reconcile Net Income
         to Net Cash Provided by Operating Activities:
         Equity in undistributed net income
           of subsidiaries                                   (1,272)   (3,939)  (5,484)
         Changes in Assets and Liabilities:
            Account receivable                                   35       (35)      --
            Dividends receivable                                (26)      325     (800)
            Other Liabilities                                   428        99      (33)
                                                            -------   -------   ------
               Net Cash Provided by Operating Activities      6,899     4,586    2,259
CASH FLOWS FROM INVESTING ACTIVITIES
      Return of Capital from Investment in Subsidiary           725
CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of dividends                                   (3,227)   (3,050)  (2,470)
      Purchase of Treasury Stock                             (4,710)     (945)    (115)
                                                            -------   -------   ------
               Net Change in Cash and Cash Equivalents         (313)      591     (326)
CASH AND CASH EQUIVALENTS
   Beginning of year                                            916       325      651
                                                            -------   -------   ------
CASH AND CASH EQUIVALENTS
   End of year                                              $   603   $   916   $  325
                                                            =======   =======   ======

(000S OMITTED EXCEPT PER SHARE DATA)

                      Quarterly Financial Data - UNAUDITED

                                                  Quarter Ended in 2007
                                    -------------------------------------------------
                                      Mar 31       June 30      Sep 30       Dec 31
                                    ----------   ----------   ----------   ----------
Summary of Income:
   Interest income                  $   11,389   $   11,369   $   11,384   $   11,282
   Interest expense                      5,175        5,370        5,577        5,600
                                    ----------   ----------   ----------   ----------
      Net Interest Income                6,214        5,999        5,807        5,682
Provision for loan loss                    (19)         154          309          427
                                    ----------   ----------   ----------   ----------
Net interest income after
   provision for loan loss               6,233        5,845        5,498        5,255
Other income (expense)                  (3,342)      (3,076)      (3,171)      (2,680)
                                    ----------   ----------   ----------   ----------
Net income before income taxes           2,891        2,769        2,327        2,575
Income taxes                               815          778          623          612
                                    ----------   ----------   ----------   ----------
Net income                          $    2,076   $    1,991   $    1,704   $    1,963
                                    ==========   ==========   ==========   ==========
Earnings per Common Share           $     0.40   $     0.39   $     0.33   $     0.40
                                    ==========   ==========   ==========   ==========
Average common shares outstanding    5,149,967    5,117,901    5,093,169    5,031,867
                                    ==========   ==========   ==========   ==========

                                                  Quarter Ended in 2006
                                    -------------------------------------------------
                                      Mar 31       June 30      Sep 30       Dec 31
                                    ----------   ----------   ----------   ----------
Summary of Income:
   Interest income                  $   10,067   $   10,405   $   10,731   $   11,066
   Interest expense                      4,160        4,385        4,837        5,153
                                    ----------   ----------   ----------   ----------
      Net Interest Income                5,907        6,020        5,894        5,913
Provision for loan loss                    (50)          15          652          (92)
                                    ----------   ----------   ----------   ----------
Net interest income after
   provision for loan loss               5,957        6,005        5,242        6,005
Other income (expense)                  (3,192)      (3,317)      (2,336)      (3,121)
                                    ----------   ----------   ----------   ----------
Net income before income taxes           2,765        2,688        2,906        2,884
Income taxes                               747          721          789          850
                                    ----------   ----------   ----------   ----------
Net income                          $    2,018   $    1,967   $    2,117   $    2,034
                                    ==========   ==========   ==========   ==========
Earnings per common share           $    0.390   $    0.380   $    0.410   $    0.390
                                    ==========   ==========   ==========   ==========
Average common shares outstanding    5,195,920    5,192,689    5,185,883    5,170,000
                                    ==========   ==========   ==========   ==========

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

          No disagreements exist on accounting and financial disclosures or related matters.

ITEM 9A. CONTROLS AND PROCEDURES

          Management Report Regarding Disclosure Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Intergrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

There was no change in the company's internal control over financial reporting that occurred during the Company's fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

February 21, 2008

Farmers & Merchants Bancorp, Inc. and Subsidiaries


/s/ Paul S. Siebenmorgen
-----------------------------------------------
Paul S. Siebenmorgen, President/CEO


/s/ Barbara J. Britenriker
-----------------------------------------------
Barbara J. Britenriker, Chief Financial Officer

PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

     The information called for herein is presented below:

                                                                           YEAR FIRST
                                         PRINCIPAL OCCUPATION OR             BECAME
NAME                      AGE        EMPLOYMENT FOR PAST FIVE YEARS         DIRECTOR
----                      ---        ------------------------------        ----------
Dexter Benecke             65   President, Freedom Ridge, Inc                 1999

Joe E. Crossgrove(1)       71   Chairman of the Corporation and               1992
                                The Farmers & Merchants State Bank

Steven A. Everhart         53   Secretary/Treasurer, MBC Holdings, Inc        2003

Robert G. Frey             67   President, E.H. Frey & Sons, Inc.             1987

Jack C. Johnson            55   President, Hawk's Clothing, Inc.              1991

Dean E. Miller             64   Chairman, MBC Holdings, Inc.                  1986

Anthony J. Rupp            58   President, Rupp Furniture Co.                 2000

David P. Rupp Jr. (3)      66   Attorney                                      2001

James C. Saneholtz         61   President, Saneholtz-McKarns, Inc.            1995

Kevin J. Sauder            47   President, Chief Executive Officer            2004
                                Sauder Woodworking Company

Merle J. Short             67   Chairman ProMow, Inc.                         1987

Paul S. Siebenmorgen(4)    58   President and CEO of the Corporation and      2005
                                the Farmers & Merhcants State Bank

Steven J. Wyse             63   Private Investor                              1991

Steven J Planson(2)        48   Self-employed Farmer                          2008

(1) Mr. Crossgrove discontinued full time employment from The Farmers & Merchants State Bank as of December 31, 2006. He remains Chairman of the Corporation and The Farmers & Merchants State Bank.

(2) Mr. Planson was appointed to the Board of Directors of the Company and The Farmers & Merchants State Bank on January 10, 2008.

(3) David P Rupp Jr. is an attorney with membership in the law firm of Plassman, Rupp, Short & Hagans of Archbold, Ohio. The law firm has been retained by the Corporation, and its subsidiaries, during the past twenty years and is to be retained currently.

(4) Mr. Siebenmorgen became the President and CEO of the Corporation and the Bank effective February 18, 2005. From June, 2004 to February 18, 2005 he was Senior Executive Vice President and Chief Lending Officer of the Bank and was not a member of the Board of Directors of the Corporation or the Bank. Prior to joining the Corporation in June 2004 Mr. Siebenmorgen was Senior Vice President of Lincoln Bank, Plainfield, Indiana.

                               EXECUTIVE OFFICERS

                               Principal Occupation & offices Held with
Name                     Age    Corporation & Bank for Past Five Years
----                     ---   ----------------------------------------
Joe E. Crossgrove         71   Chairman

Paul S. Siebenmorgen      58   President & Chief Executive Officer

Rex D. Rice               49   Executive Vice President
                               Senior Commercial Loan Officer

Edward A. Leininger       51   Executive Vice President
                               Chief Operating Officer

Barbara J. Britenriker    46   Executive Vice President
                               Chief Financial Officer

The information called for under Rule 405 of Regulation S-K regarding compliance with Section 16(a) is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2008, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2008, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Saturday, April 17, 2008, and is incorporated herein by reference.

On April 23, 2005 the Company's shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 800,000 of the Company's common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. During 2005, 4,000 shares of restricted stock were issued under the plan to 38 employees of the Bank. These grants will become completely vested in three years. Due to employee termination, there were 80 shares forfeited during 2005. During 2006, the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees. 200 shares were forfeited during 2006. 8,760 shares of restricted stock were issued to 46 employees during 2007. Due to employee termination, 740 shares were forfeited during 2007. 600 shares had vesting accelerated and were paid to a retiring officer. At year end, the Company held 256,160 shares in Treasury stock and 17,240 in unearned stock awards. The Company initiated a 4:1 stock split on May 12, 2006.

                      EQUITY COMPENSATION PLAN INFORMATION

                                             Number of                              Number of securities
                                            securities                               remaining available
                                         to be issued upon                               for future
                                            exercise of                             issuance under equity
                                            outstanding        Weighted-average      compensation plans
                                             options,          exercise price of    (excluding securities
                                             warrants        outstanding options,       reflected in
                                            and rights        warrants and rights        column (a))
                                                (a)                   (b)                    (c)
                                         -----------------   --------------------   ---------------------
Equity compensation plans approved by             0                  $0.00                 782,160
security holders

Equity compensation plans not approved
by security holders                               0                  $0.00                    0
                                                ---                  -----                 -------
Total                                             0                  $0.00                 782,160
                                                ===                  =====                 =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2008, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2008, and is incorporated herein by reference.

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

          (10.1) Change in Control Agreement executed by and between the Company and Paul S. Siebenmorgen on November 27, 2007(incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

          (10.2) Change in Control Agreement executed by and between the Company and Barbara J. Britenriker on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

          (10.3) Change in Control Agreement executed by and between the Company and Edward A. Leininger on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

          (10.4) Change in Control Agreement executed by and between the Company and Rex D. Rice on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

          (10.5) 2005 Long-Term Stock Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005)

          (10.6) Form of Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005)

          (21) Subsidiaries of Farmers & Merchants Bancorp, Inc.

          (31.1) Certification of the Chief Executive Officer Required under
               Rule 13(a)-14(a)/15d-14(a)

          (31.2) Certification of the Chief Financial Officer Required under
               Rule 13(a)- 14(a)/15d-14(a)

          (32.1) Certification of the Chief Executive Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          (32.2) Certification of the Chief Financial Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

                        FARMERS & MERCHANTS BANCORP, INC

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. The registrant has duly signed this report to be signed on its behalf by the undersigned, her unto duly authorized


Date: February 27, 2008                 By: /s/ Paul S. Siebenmorgen
                                            ------------------------------------
                                            Paul S. Siebenmorgen
                                            Chief Executive Officer
                                            Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Paul S Siebenmorgen                 Date : February 27, 2008
-------------------------------------
Paul S Siebenmorgen
Chief Executive Officer
(Principal Executive Officer)


/s/ Joe E. Crossgrove                   Date : February 27, 2008
-------------------------------------
Joe E. Crossgrove
Director & Chairman


/s/ Anthony J. Rupp                     Date : February 27, 2008
-------------------------------------
Anthony J. Rupp, Director


/s/ David P. Rupp Jr.                   Date : February 27, 2008
-------------------------------------
David P. Rupp Jr, Director


/s/ James Saneholtz                     Date : February 27, 2008
-------------------------------------
James Saneholtz, Director


/s/ Merle J. Short                      Date : February 27, 2008
-------------------------------------
Merle J. Short, Director


/s/ Dexter Benecke                      Date : February 27, 2008
-------------------------------------
Dexter Benecke, Director


/s/ Steven Planson                      Date : February 27, 2008
-------------------------------------
Steven Planson, Director


/s/ Barbara J. Britenriker              Date : February 27, 2008
-------------------------------------
Barbara J. Britenriker
Chief Financial Officer
(Principal Financial Officer/
Principal Accounting Officer


/s/ Jack C. Johnson                     Date : February 27, 2008
-------------------------------------
Jack C. Johnson, Director


/s/ Dean E. Miller                      Date : February 27, 2008
-------------------------------------
Dean E. Miller, Director


/s/ Steven A. Everhart                  Date : February 27, 2008
-------------------------------------
Steven A. Everhart, Director

/s/ Kevin J. Sauder                     Date : February 27, 2008
-------------------------------------
Kevin J. Sauder, Director


/s/ Robert G. Frey                      Date : February 27, 2008
-------------------------------------
Robert G. Frey , Director


/s/ Steven J. Wyse                      Date : February 27, 2008
-------------------------------------
Steven J. Wyse, Director