Form 10-Q
period 2008-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2008-05-07
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act..

       Large accelerated filer [ ]                 Accelerated filer         [X]

       Non-accelerated filer   [ ]                 Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value                                 4,881,700
           Class                               Outstanding as of  April 30, 2008

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                             Page
---------------                                                            -----
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets-
               March 31, 2008 and December 31, 2007                            1
            Condensed Consolidated Statements of Net Income-
               Three Months Ended March 31, 2008 and March 31, 2007            2
            Condensed Consolidated Statements of Cash Flows-
               Three Months Ended March 31, 2008 and March 31, 2007            3
            Notes to Condensed Financial Statements                            4
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     4-8
Item 3.     Qualitative and Quantitative Disclosures About Market Risk         9
Item 4.     Controls and Procedures                                           10
Item 4A.    Other Information                                                 10
PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings                                                 10
Item 1A.    Risk Factors                                                      10
Item 1B.    Unresolved Staff Comments                                         10
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       10
Item 3.     Defaults Upon Senior Securities                                   10
Item 4.     Submission of Matters to a Vote of Security Holders               10
Item 5.     Other Information                                                 10
Item 6.     Exhibits                                                          10
Signatures                                                                    11
Exhibit 31. Certifications Under Section 302                               12-13
Exhibit 32. Certifications Under Section 906                                  14

ITEM 1 FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                 Mar 31, 2008   Dec 31, 2007
                                                                 ------------   ------------
ASSETS:
Cash and due from banks                                            $ 18,308       $ 21,753
Interest bearing deposits with banks                                      0              0
Federal funds sold                                                    9,569         27,134
Investment Securities:
   U.S. Treasury                                                          0              0
   U.S. Government                                                  139,998        144,104
   State & political obligations                                     46,014         41,467
   All others                                                         4,388          4,346
Loans and leases (Net of reserve for loan losses of
  $5,868 and $5,921  respectively)                                  530,905        523,474
Bank premises and equipment-net                                      17,220         17,051
Accrued interest and other assets                                    21,531         20,638
Goodwill                                                              4,073          4,007
                                                                   --------       --------
         TOTAL ASSETS                                              $792,006       $803,974
                                                                   ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
         Noninterest bearing                                       $ 63,692       $ 75,670
         Interest bearing                                           558,825        558,923
   Federal funds purchased and securities
     sold under agreement to repurchase                              39,699         41,329
   Other borrowed money                                              31,723         31,816
   Accrued interest and other liabilities                             7,033          6,861
                                                                   --------       --------
         Total Liabilities                                          700,972        714,599
SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 6,500,000
      shares; issued 5,200,000 shares                                12,677         12,677
  Treasury Stock - 301,060 shares 2008, 256,160 shares 2007          (6,631)        (5,757)
     Unearned Stock Awards 17,240 for 2008 and 17,240 for 2007
   Undivided profits                                                 82,209         81,575
   Accumulated other comprehensive income (expense)                   2,779            880
                                                                   --------       --------
         Total Shareholders' Equity                                  91,034         89,375
                                                                   --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY                               $792,006       $803,974
                                                                   ========       ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2007 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                                   Three Months Ended
                                                            -------------------------------
                                                            March 31, 2008   March 31, 2007
                                                            --------------   --------------
INTEREST INCOME:
   Loans and leases                                           $    8,894       $    9,499
   Investment Securities:
         U.S. Treasury securities                                     --                4
         Securities of U.S. Government agencies                    1,648            1,324
         Obligations of states and political subdivisions            407              422
         Other                                                        54               63
   Federal funds                                                     208               51
   Deposits in banks                                                  --               26
                                                              ----------       ----------
           Total Interest Income                                  11,211           11,389
INTEREST EXPENSE:
   Deposits                                                        4,493            4,396
   Borrowed funds                                                    801              779
                                                              ----------       ----------
           Total Interest Expense                                  5,294            5,175
                                                              ----------       ----------
NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                       5,917            6,214
PROVISION FOR LOAN LOSSES                                            269              (19)
                                                              ----------       ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                       5,648            6,233
OTHER INCOME:
   Service charges                                                   820              760
   Other                                                             787              615
   Net securities gains (losses)                                      15               --
                                                              ----------       ----------
                                                                   1,622            1,375
OTHER EXPENSES:
   Salaries and wages                                              2,029            2,090
   Pension and other employee benefits                               854              817
   Occupancy expense (net)                                           253              149
   Other operating expenses                                        1,985            1,661
                                                              ----------       ----------
                                                                   5,121            4,717
                                                              ----------       ----------
INCOME BEFORE FEDERAL INCOME TAX                                   2,149            2,891
FEDERAL INCOME TAXES                                                 581              815
                                                              ----------       ----------
NET INCOME                                                         1,568            2,076
                                                              ==========       ==========

OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                         1,899              291
                                                              ----------       ----------
COMPREHENSIVE INCOME (EXPENSE)                                $    3,467       $    2,367

NET INCOME PER SHARE                                          $     0.32       $     0.40
  Based upon average weighted shares outstanding of:           4,917,707        5,149,967
DIVIDENDS DECLARED                                            $     0.16       $     0.16

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)


                                                                     Three Months Ended
                                                             ---------------------------------
                                                             March 31, 2008     March 31,2007
                                                             --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  1,568          $  2,076
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation and amortization                               293               297
         Premium amortization                                         81                92
         Discount amortization                                       (31)              (64)
         Provision for loan losses                                   269               (19)
         Provision (Benefit) for deferred income taxes               142                (1)
         (Gain) Loss on sale of fixed assets                         (19)                1
         (Gain) Loss on sale of investment securities                (15)               --
         Changes in Operating Assets and Liabilities:
            Accrued interest receivable and other assets          (1,297)           (1,410)
            Accrued interest payable and other liabilities          (751)             (479)
                                                                --------          --------
      Net Cash Provided by Operating Activities                      240               493
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                             (443)             (711)
   Proceeds from sale of fixed assets                                 --                --
   Proceeds from maturities of investment securities:             26,978            22,836
   Proceeds from sale of investment securities:                       25                --
   Purchase of investment securities                             (24,643)          (16,449)
   Purchase of Bank Owned Life Insurance                              --            (3,000)
   Net (increase) decrease in loans and leases                    (7,699)           (9,681)
                                                                --------          --------
      Net Cash Provided (Used) by Investing Activities            (5,782)           (7,005)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                           (12,076)           (7,793)
   Net change in short-term borrowings                            (1,630)            1,694
   Increase in long-term borrowings                                   --                --
   Payments on long-term borrowings                                  (93)             (182)
   Purchase of Treasury stock                                       (874)             (395)
   Payment of Stock Awards                                            --                --
   Payments of dividends                                            (795)             (774)
                                                                --------          --------
      Net Cash Provided (Used) by Financing Activities           (15,468)           (7,450)
                                                                --------          --------
Net change in cash and cash equivalents                          (21,010)          (13,962)
Cash and cash equivalents - Beginning of year                     48,887            37,247
                                                                --------          --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                     $ 27,877          $ 23,285
                                                                ========          ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                                 $ 18,308          $ 14,969
   Interest bearing deposits                                          --               318
   Federal funds sold                                              9,569             7,998
                                                                --------          --------
                                                                $ 27,877          $ 23,285
                                                                ========          ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

     NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that are expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

     RECENT ACCOUNTING PRONOUNCEMENT

     In September 2006, the FASB ratified the Emerging Issues Task Force's
     (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split- Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to post retirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue was effective beginning January 1, 2008. The Issue was applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of January 1, 2008 approximating $152,000.

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

     Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL), the valuation

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     of its Mortgage Servicing Rights and the valuation of its post retirement benefit liability as the accounting areas that requires the most subjective or complex judgments, and as such have the highest possibility of being subject to revision as new information becomes available.

     The ALLL represents management's estimate of credit losses inherent in the Bank's loan portfolio at the report date. The estimate is composite of a variety of factors including past experience, collateral value and the general economy. ALLL includes a specific portion, a formula driven portion, and a general nonspecific portion.

     Farmers & Merchants Bancorp, Inc. was incorporated on February 25, 1985, under the laws of the State of Ohio. Farmers & Merchants Bancorp, Inc., and its subsidiary The Farmers & Merchants State Bank are engaged in commercial banking. During 2007, the Company operated another subsidiary, Farmers and Merchants Life Insurance which offered life and disability insurance to the Bank's credit customers. The subsidiary was dissolved at the end of 2007. The executive offices of Farmers & Merchants Bancorp, Inc are located at 307-11 North Defiance Street, Archbold, Ohio 43502.

     FAIR VALUE MEASUREMENTS

     The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Company to determine those fair values.

     In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

     Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

     Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

     In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

     Disclosures concerning assets and liabilities measured at fair value are as follows:

     Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008

                                ($ in Thousands)

                                         Quoted Prices
                                           in Active
                                          Markets for    Significant   Significant
                                           Identical      Observable    Observable   Balance at
                                             Assets         Inputs        Inputs      March 31,
                                           (Level 1)      (Level 2)     (Level 3)       2008
                                         -------------   -----------   -----------   ----------
Assets - Securities Available for Sale      $139,998       $46,014         $ 0        $186,012
                                            ========       =======         ===        ========
Liabilities                                 $      0       $     0         $ 0        $      0
                                            ========       =======         ===        ========

     The Company did not have any assets or liabilities measured at fair value that were categorized as Level 3 during the period. All of the Company's available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers making them marketable and comparable as Level 2.

     The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2008, such assets consist primarily of impaired loans. The Company has established the fair values of these assets using Level 3 inputs, specifically discounted cash flow

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     projections. During the quarter ended March 31, 2008, the impairment charges recorded to the income statement for impaired loans were not significant.

     Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired . The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

     Other assets, including bank owned life insurance, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

     LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

     In comparing the balance sheet of March 31, 2008 to that of December 31, 2007, the largest change is the decrease in the cash position. The cash position at December 31, 2007 was significantly higher by over $21 million due to the closing of the Knisely Bank acquisition on December 31, 2007. The Knisely Bank held an extremely liquid position with a lower loan to deposit ratio and without an investment portfolio. This was compounded by the necessity of the F&M Bank to fund the acquisition as it was a cash purchase. The proceeds of the purchase remained in the holding company account of Knisely - also held at the Bank.

     Liquidity remains strong and capital continued to grow even with the additional purchase of treasury stock. The Company repurchased 228,000 shares during 2007 and continued with an additional 44,900 shares during the 1st quarter 2008. In terms of dollars spent, 2007 purchases cost just over $4.7 million and 2008 purchases cost nearly $875 thousand. The Company has authorization to purchase up to 250 thousand shares during 2008. Capital increased during the quarter, helped by the increase in the market value of the investment portfolio reflected in the almost $1.9 million increase in comprehensive income.

     Undivided profits increased with the net income from the Bank. The Bank's capital was also impacted by the establishment of a post retirement benefit liability as required by EITF 06-4 of its Bank Owned Life Insurance (BOLI). The funding of just under $152 thousand was provided by decreasing retained earnings. The transaction was completed in the first quarter and the liability was established using the present value calculation of a third party administrator.

     Loans increased $7.4 million during the first quarter 2008. This loan growth was funded from the excess liquidity position. Past dues loans over 30 days improved to end March 31, 2008 at 2.35% compared to December 31, 2007 past due percentage of 2.88%. While an improvement over December's numbers, the percentage is higher than most of 2007. Driving the percentage is the commercial and agricultural portfolios. Those same loans have increased the non-accrual balances of the Bank. A loan is placed in non-accrual automatically once it has reached 90 days past due. The balance in non-accruals increased over $5 million during the first quarter. This increase was based on just a few relationships experiencing difficulty. A discussion of the additional impact to profitability caused by the non accruals will follow in the results of operations.

     Unlike many of the industry headlines, the Bank has not experienced losses due to the subprime mortgage market. The Bank did not participate in subprime lending and the local economies have dealt more with decreased working hours and bonuses. Overall the credit quality remains strong and the issues manageable.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Interest income and yield on the loan portfolio was down significantly in the first quarter 2008 compared to first quarter 2007. Reversal of interest income due to the loans whose status went to nonaccrual totaled over $370 thousand. Any interest that has been accrued but not yet collected is reversed out of interest income when the loan goes into nonaccrual. At a minimum, loans with monthly payments may have four months of accrued interest reversed. Those whose payments are less frequent may have even more months reversed. This reversal does not exclude collection of the interest but rather it may only be taken into income when collected on a cash basis once a loan is in nonaccrual status. As mentioned earlier, these loans were mainly in the commercial and agricultural portfolios and none of the reversed interest was consequently collected later in the month.

     The Federal Fund rate cuts during 2007 and 2008 also impacted the yield of the portfolio. Lines of credit, adjustable rate mortgages subject to repricing, home equities and new loans all priced considerably lower in first quarter 2008 versus 2007. This was the other large factor in the lower interest income.

     While the yield on the Federal Funds was impacted by the cuts, the sheer volume of Federal Funds compared to first quarter 2007 out weighed the yield. Interest earned on Federal Funds was $157 thousand higher in 2008. The same rationale applies to the interest income from the investment portfolio which was $300 thousand higher in the first quarter 2008 than the first quarter 2007.

     Interest expense increased $119 thousand in 2008 when comparing the first quarters. The cost of funds or yield, however, decreased. Again, the volume of the deposit portfolio aided by the acquisition and the deposit generation of the Perrysburg office which opened in November 2007 accounted for more interest expense than the lower interest expense generated from the decreased yield.

     Overall net interest income was almost $300 thousand lower for first quarter 2008 as compared to first quarter 2007. The net interest margin decreased also. Reasons for the decrease in the margin were the $5 million of loans which went into nonaccrual, the higher cash position, and lastly the effect of the acquisition in terms of integration of their rate structures.

     Provision for loan loss was $288 thousand higher in 2008 than 2007. As mentioned earlier, the increase in the non accrual loans, the overall increase in past dues the fourth quarter 2007 and first quarter 2008 and the local economy warranted a provision to the loan loss.

     Non interest income increased by $247 thousand for first quarter 2008 compared to 2007. The acquisition added core deposits upon which more revenue was generated in service charges and also in other fees associated with the accounts. Four Automated Teller Machines (ATM's) were added from the acquisition. One remote ATM has heavier foreign volume, on which fees are charged, than typical of the Bank's other ATMs.

     Due to state regulatory restrictions, stock was sold during the quarter to maintain a relationship with only one banker's bank which resulted in the $15 thousand gain on investments.

     Non interest expense was $404 thousand higher for first quarter 2008 as compared to same quarter 2007. Even though the number of full time equivalent employees increased to 259 as compared to 249 as of March 31, 2007, the salary and wage expense decreased $61 thousand. Underlying the decrease is the lack of any accrual for incentive pay for 2008 while $235.4 thousand had been expensed in first quarter 2007. The lack of incentive accrual is a direct correlation to the lower Return on Assets for the period. Base salary expense did increase due to the increase in employees. This is also reflected in the increased expense in pension and other employee benefits. The Bank expects medical benefit costs to increase 11% during 2008 over 2007. At this point, the increase in pension and other employee benefits is 5%.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

     Occupancy expense is higher with the addition of three offices in the fourth quarter of 2007. The Bank's Perrysburg office opened in November and the acquisition which added two offices was completed on December 31, 2007. The acquired locations are expected to be accretive to earnings in 2008 and the Bank projects the Perrysburg office to be profitable on a monthly basis within 18 to 24 months.

     Adding the offices and specifically the addition of accounts caused the increase in the other operating expenses of $324 thousand in comparing first quarter 2008 to 2007. The Bank's data processing expense is based mainly on the number of accounts under management. Each application, such as loan, checking, certificate of deposit, are costed individually along with the household account database. Additional expense was also carried the first part of 2008 until the software conversion of the Knisely Bank was completed in January. Office supplies and equipment also needed to be replaced for the conversion. While the expense will remain higher, the on going expense will be lower than first quarter which had many one time expenses to establish the offices and carry back room support until the software conversion took place.

     Overall, net income was down just over $500 thousand in comparing 2008 to 2007 first quarter performance. The Company fully expects performance to improve the remainder of 2008. As stated previously, many of the reasons for the poorer performance are one time issues and the increased operating expense due to the acquisition were expected. Additional new products and the focus on returning asset quality to a higher level will accomplish this. The Company remains positioned for an additional rate cut and is focused on positioning the balance sheet for a more neutral position going forward. The Company does remain, however, a reflection of the local economies in which it operates. To the degree that the local economies continue to deal with slow downs, the Company will be hampered to achieve its growth goals. The addition of new markets and new services to those areas will aid in the growth.

     The company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                       11.12%
Tier I Leverage Ratio               10.48%
Risk Based Capital Tier 1           14.13%
Total Risk Based Capital            15.16%
Stockholders' Equity/Total Assets   11.49%

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

Interest Rate Shock on Net Interest Margin   Interest Rate Shock on Net Interest Income
------------------------------------------   ------------------------------------------
  Net Interest     % Change to     Rate            Rate       Cumulative    % Change to
  Margin (Ratio)    Flat Rate    Direction      Changes by   Total ($000)    Flat Rate
  --------------   -----------   ---------      ----------   ------------   -----------
       3.35%         -15.028%      Rising          3.000%        6,692        -15.247%
       3.55%          -9.961%      Rising          2.000%        7,097        -10.113%
       3.74%          -4.952%      Rising          1.000%        7,498         -5.030%
       3.94%           0.000%       Flat           0.000%        7,896          0.000%
       4.08%           3.574%     Falling         -1.000%        8,182          3.631%
       4.26%           8.278%     Falling         -2.000%        8,548          8.261%
       4.24%           7.712%     Falling         -3.000%        8,510          7.779%

     As the balance sheet mix changes, the predicted net interest margin improves as compared to December 2007's interest rate shock table. The net interest margin represents the forecasted twelve month margin. A portion of the improvement in the predicted flat rate is due to the drop in rates that occurred in the first quarter 2008. The shock report has consistently shown an improvement in a falling rate environment. The report for March shows an increase in the base or flat rate of 51 basis points over December's with the Federal Funds rate having dropped 75 basis points in March alone. This is consistent with the model predictions as December showed improvement to take place in the net interest margin should rates fall.

     It must be remembered that the shock report is based on a twelve month time span. How the margin will be impacted for the remainder of 2008 is still dependent on when pricing opportunities arise from maturities and repricing schedules. The Bank continues to remain focused on gaining more relationships per customer as a way to help control the cost of funds. Promotions continue to focus on special incentives or rewards being based on a multiple deposit account relationship with each customer. A new program also promotes a high rate interest bearing checking account with the increased interest expense offset by fees and savings in operating efficiency. The higher rate to the customer is dependent on meeting three simple requirements that generate the fees and create additional efficiency. The promotion has been extremely successful since its release in early March.

ITEM 4 CONTROLS AND PROCEDURES

     As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008. There have been no significant changes in the Company's internal controls that occurred for the quarter ended March 31, 2008.

ITEM 4A OTHER INFORMATION

     None

PART II

ITEM 1 LEGAL PROCEEDINGS

     None

ITEM 1A RISK FACTORS

     There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 1B UNRESOLVED STAFF COMMENTS

     None

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                        (c) Total Number of Shares      (d) Maximum Number of Shares
              (a) Total Number    (b) Average Price   Purchased as Part of Publicly   that may yet be purchased under
Period      of Shares Purchased     Paid per Share      Announced Plan or Programs         the Plans or Programs
---------   -------------------   -----------------   -----------------------------   -------------------------------
1/1/2008
to                                                                                                250,000
1/31/2008

2/1/2008
to                                                                                                250,000
2/29/2008

3/1/2008
to                 44,900               $19.47                  44,900                            205,100
3/31/2008
                   ------               ------                  ------                            -------
Total              44,900               $19.47                  44,900(1)                         205,100
                   ======               ======                  ======                            =======

(1) The Company purchased these shares in the market pursuant to a stock repurchase program publicly announced on November 16, 2007. On that date, the Board of Directors authorized the repurchase of 250,000 common shares between January 1, 2008 and December 31, 2008.

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

                                        Farmers & Merchants Bancorp, Inc.,


Date: April 30, 2008                    By: /s/ Paul S. Siebenmorgen
                                            ------------------------------------
                                            Paul S. Siebenmorgen
                                            President and CEO


Date: April 30, 2008                    By: /s/ Barbara J. Britenriker
                                            ------------------------------------
                                            Barbara J. Britenriker
                                            Exec. Vice-President and CFO