Form 10-Q
period 2008-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2008-08-01
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

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

Large accelerated   Accelerated          Non-accelerated       Smaller reporting
     filer [ ]       filer [X]               filer [ ]            company [ ]
                                  (Do not check if a smaller
                                       reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value               4,835,255
--------------------------   -------------------------------
   Class                     Outstanding as of July 30, 2008

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

                                                                             Page
                                                                            -----
Form 10-Q Items

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets-
               June 30, 2008 and December 31, 2007                              1
            Condensed Consolidated Statements of Net Income-
               Three and Six Months Ended June 30, 2008 and June 30, 2007       2
            Condensed Consolidated Statements of Cash Flows-
               Six Months Ended June 30, 2008 and June 30, 2007                 3
            Notes to Condensed Financial Statements                             4
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      4-8
Item 3.     Qualitative and Quantitative Disclosures About Market Risk          9
Item 4.     Controls and Procedures                                            10
PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings                                                  10
Item 1A.    Risk Factors                                                       10
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds        10
Item 3.     Defaults Upon Senior Securities                                    10
Item 4.     Submission of Matters to a Vote of Security Holders             10-11
Item 5.     Other Information                                                  11
Item 6.     Exhibits                                                           11
Signatures                                                                     12
Exhibit 31. Certifications Under Section 302                                13-14
Exhibit 32. Certifications Under Section 906                                   15

ITEM 1 FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                  June 30, 2008   Dec 31, 2007
                                                                  -------------   ------------
ASSETS:
Cash and due from banks                                              $ 21,130      $  21,753
Interest bearing deposits with banks                                        0              0
Federal funds sold                                                        732         27,134
Investment Securities:
   U.S. Treasury                                                            0              0
   U.S. Government                                                    142,075        144,104
   State & political obligations                                       45,934         41,467
   All others                                                           4,443          4,346
Loans and leases (Net of reserve for loan losses of
   $5,763 and $5,921  respectively)                                   546,608        523,474
Bank premises and equipment-net                                        17,181         17,051
Accrued interest and other assets                                      21,594         20,638
Goodwill                                                                4,074          4,007
                                                                     --------      ---------
      TOTAL ASSETS                                                   $803,771      $ 803,974
                                                                     ========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
      Noninterest bearing                                            $ 59,243      $  75,670
      Interest bearing                                                555,187        558,923
   Federal funds purchased and securities
      sold under agreement to repurchase                               51,235         41,329
   Other borrowed money                                                43,628         31,816
   Accrued interest and other liabilities                               6,100          6,861
                                                                     --------      ---------
      Total Liabilities                                               715,393        714,599
SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 6,500,000
      shares; issued 5,200,000 shares                                  12,677         12,677
   Treasury Stock - 346,750 shares 2008, 256,160 shares 2007           (7,249)        (5,366)
      Unearned Stock Awards 16,995 for 2008 and 17,240 for 2007          (386)          (391)
   Undivided profits                                                   83,474         81,575
   Accumulated other comprehensive income (expense)                      (138)           880
                                                                     --------      ---------
      Total Shareholders' Equity                                       88,378         89,375
                                                                     --------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY                                 $803,771      $ 803,974
                                                                     ========      =========

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2007 Balance Sheet has been derived from the audited financial statements of that date.

                        FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                               Three Months Ended               Six Months Ended
                                                         -----------------------------   -----------------------------
                                                         June 30, 2008   June 30, 2007   June 30, 2008   June 30, 2007
                                                         -------------   -------------   -------------   -------------
INTEREST INCOME:
   Loans and leases                                       $    8,875       $    9,468      $   17,769     $   18,967
   Investment Securities:
      U.S. Treasury securities                                    --                4              --              9
      Securities of U.S. Government agencies                   1,710            1,394           3,359          2,718
      Obligations of states and political subdivisions           439              409             846            831
      Other                                                       58               65             112            128
   Federal funds                                                  52               26             259             77
   Deposits in banks                                              --                3              --             29
                                                          ----------       ----------      ----------     ----------
         Total Interest Income                                11,134           11,369          22,345         22,759
INTEREST EXPENSE:
   Deposits                                                    4,003            4,626           8,496          9,022
   Borrowed funds                                                656              744           1,417          1,524
                                                          ----------       ----------      ----------     ----------
         Total Interest Expense                                4,659            5,370           9,913         10,546
                                                          ----------       ----------      ----------     ----------
NET INTEREST INCOME BEFORE
      PROVISION FOR LOAN LOSSES                                6,475            5,999          12,432         12,213
PROVISION FOR LOAN LOSSES                                        180              154             449            135

NET INTEREST INCOME AFTER
                                                          ----------       ----------      ----------     ----------
      PROVISION FOR LOAN LOSSES                                6,295            5,845          11,983         12,078
OTHER INCOME:
   Service charges                                               859              795           1,679          1,556
   Other                                                         749              762           1,536          1,377
   Net securities gains (losses)                                  --               --              15             --
                                                          ----------       ----------      ----------     ----------
                                                               1,608            1,557           3,230          2,933
OTHER EXPENSES:
   Salaries and wages                                          2,086            2,062           4,116          4,151
   Pension and other employee benefits                           819              742           1,673          1,559
   Occupancy expense (net)                                       208              122             461            271
   Other operating expenses                                    1,968            1,707           3,992          3,368
                                                          ----------       ----------      ----------     ----------
                                                               5,081            4,633          10,242          9,349
                                                          ----------       ----------      ----------     ----------
INCOME BEFORE FEDERAL INCOME TAX                               2,822            2,769           4,971          5,662
FEDERAL INCOME TAXES                                             783              778           1,364          1,592
                                                          ----------       ----------      ----------     ----------
NET INCOME                                                     2,039            1,991           3,607          4,070
                                                          ==========       ==========      ==========     ==========

OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                    (2,917)            (948)         (1,018)          (658)
                                                          ----------       ----------      ----------     ----------
COMPREHENSIVE INCOME (EXPENSE)                            $     (878)      $    1,043      $    2,589     $    3,412

NET INCOME PER SHARE                                      $     0.42       $     0.39      $     0.74     $     0.79
   Based upon average weighted shares outstanding of:      4,867,824        5,117,901       4,892,765      5,133,846
DIVIDENDS DECLARED                                        $     0.16       $     0.16      $     0.32     $     0.32

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                     Six Months Ended
                                                             -----------------------------
                                                             June 30, 2008   June 30, 2007
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  3,607        $  4,070
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Depreciation and amortization                              586             594
         Premium amortization                                       186             161
         Discount amortization                                      (54)            (96)
         Provision for loan losses                                  449             135
         Provision (Benefit) for deferred income taxes             (211)
         (Gain) Loss on sale of fixed assets                         15              (1)
         (Gain) Loss on sale of investment securities               (15)             --
         Changes in Operating Assets and Liabilities:
            Accrued interest receivable and other assets           (940)         (1,664)
            Accrued interest payable and other liabilities         (240)           (843)
                                                               --------        --------
      Net Cash Provided by Operating Activities                   3,383           2,356
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            (734)           (988)
   Proceeds from sale of fixed assets                                 3              --
   Proceeds from maturities of investment securities:            46,173          33,684
   Proceeds from sale of investment securities:                      25              --
   Purchase of investment securities                            (50,391)        (26,373)
   Purchase of Bank Owned Life Insurance                             --          (3,000)
   Net (increase) decrease in loans and leases                  (23,583)            167
                                                               --------        --------
      Net Cash Provided (Used) by Investing Activities          (28,507)          3,490
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                          (20,163)        (32,641)
   Net change in short-term borrowings                            9,906           9,705
   Increase in long-term borrowings                              12,000              --
   Payments on long-term borrowings                                (188)           (365)
   Purchase of Treasury stock                                    (1,878)         (1,302)
   Payment of Stock Awards                                           --              --
   Payments of dividends                                         (1,578)         (1,596)
                                                               --------        --------
      Net Cash Provided (Used) by Financing Activities           (1,901)        (26,199)
                                                               --------        --------
Net change in cash and cash equivalents                         (27,025)        (20,353)
Cash and cash equivalents - Beginning of year                    48,887          37,247
                                                               --------        --------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                    $ 21,862        $ 16,894
                                                               ========        ========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
  Cash and cash due from banks                                 $ 21,130        $ 15,309
  Interest bearing deposits                                          --             303
  Federal funds sold                                                732           1,282
                                                               --------        --------
                                                               $ 21,862        $ 16,894
                                                               ========        ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that are expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

       INTRODUCTION

       Farmers & Merchants Bancorp, Inc. was incorporated on February 25, 1985, under the laws of the State of Ohio. Farmers & Merchants Bancorp, Inc., and its subsidiary The Farmers & Merchants State Bank are engaged in commercial banking. On December 31, 2007 the Bank closed on it's Knisely Bank, Indiana acquisition adding two more full service locations. During 2007, the Company operated another subsidiary, Farmers and Merchants Life Insurance which offered life and disability insurance to the Bank's credit customers. The subsidiary was dissolved at the end of 2007. The executive offices of Farmers & Merchants Bancorp, Inc are located at 307-11 North Defiance Street, Archbold, Ohio 43502.

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

       FAIR VALUE MEASUREMENTS

       The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Company to determine those fair values.

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

       Disclosures concerning assets and liabilities measured at fair value are as follows:

       Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008

                                ($ in Thousands)

                                         Quoted Prices in Active      Significant         Significant
                                          Markets for Identical    Observable Inputs   Observable Inputs     Balance at
                                            Assets (Level 1)           (Level 2)            (Level 3)      June 30, 2008
                                         -----------------------   -----------------   -----------------   -------------
Assets - Securities Available for Sale          $142,075                $45,934               $0              $188,009
                                                ========                =======              ===              ========
Liabilities                                     $      0                $     0               $0              $      0
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

       The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2008, such assets consist primarily of impaired loans. The Company has established the fair values of these assets using Level 3 inputs, specifically discounted cash flow

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

       projections. During the quarter ended June 30, 2008, the impairment charges recorded to the income statement for impaired loans were not significant.

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

       LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

       In comparing the balance sheet of June 30, 2008 to that of December 31, 2007, the largest change is the switch in the Federal Funds position. At December 31, just over $27 million was being sold and in June 2008, $9.7 million was being purchased. The almost $40 million change in liquidity funded $23.5 million in loan growth and replaced over $20 million of deposits. The investment portfolio increased almost $2.5 million along with other borrowed money of almost $10 million. The December 31, 2007 cash balance was unusually high due to an acquisition that closed on the last business day of the year and was a cash purchase. The proceeds of the purchase, around $10 million, remained in the selling holding company's account maintained at the Bank. Proceeds were dispersed to shareholders in 2008 which is partially responsible for the decrease in non-interest bearing deposit balances in the first six months of 2008. The other factor in lowering of the non-interest bearing deposit balances is the Bank offering a new high interest bearing transaction account. The balance in the new product was over $14 million as of June 30, 2008 with funds being moved from free non-interest checking balances into the new interest bearing checking balances. It has also attracted new money and some funds have also moved from the certificate of deposit portfolio. The expense of the high interest rate is offset by an increase in the non-interest fee activity and decrease in non-interest expense. The new product has been well received by existing customers and has attracted new customers as well.

       Liquidity and capital remain strong with capital decreasing due to the market value change of securities and the continued repurchasing of treasury stock. The Company repurchased 228,000 shares during 2007 and continued with an additional 44,900 shares during the 1st quarter 2008 and 45,445 shares during the 2nd quarter. In terms of dollars spent, 2007 purchases cost just over $4.7 million and 2008 purchases cost over $1.877 million. The Company has authorization to purchase up to 250 thousand shares during 2008.

       The Company continues to be well-capitalized as the capital ratios below show:

Primary Ratio                       11.20%
Tier I Leverage Ratio               10.52%
Risk Based Capital Tier 1           13.76%
Total Risk Based Capital            14.74%
Stockholders' Equity/Total Assets   11.00%

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

       As stated previously, loans increased $23.5 million during the first half 2008. Past due loans over 30 days improved to end June 30, 2008 at 2.41% compared to December 31, 2007 past due percentage of 2.88%. While an improvement over December's numbers, the percentage is higher than most of 2007. Driving the percentage is the commercial and agricultural portfolios. Those same loans have increased the non-accrual balances of the Bank. A loan is placed in non-accrual automatically once it has reached 90 days past due. The balance in non-accruals increased over $5 million during the first quarter and an additional $1.2 million during the second quarter. The increases were based on just a few relationships experiencing difficulty. Residential mortgage delinquency was under two percent and consumer loan is less than one quarter of a percent. A discussion of the additional impact to profitability caused by the non accruals will follow in the results of operations.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

       MATERIAL CHANGES IN RESULTS OF OPERATIONS

       Due to the impact of the first quarter activity on the year-to-date numbers, some of the discussion to follow will reference the change between first and second quarter 2008 as compared to 2007.

       Interest income and yield on the loan portfolio was down significantly in the first quarter 2008 compared to first quarter 2007. Reversal of interest income due to the loans whose status went to nonaccrual totaled over $370 thousand. Any interest that has been accrued but not yet collected is reversed out of interest income when the loan goes into nonaccrual. At a minimum, loans with monthly payments may have four months of accrued interest reversed. Those whose payments are less frequent may have even more months reversed. This reversal does not exclude collection of the interest but rather it may only be taken into income when collected on a cash basis once a loan is in nonaccrual status. As mentioned earlier, these loans were mainly in the commercial and agricultural portfolios. During the second quarter, an additional $88 thousand of interest income was reversed due to the increase in non accrual balances. This was offset by smaller interest collections but overall, the high non accrual balances remain a barrier to higher profitability.

       The Federal Fund rate cuts during 2007 and 2008 also impacted the yield of the portfolio. Lines of credit, adjustable rate mortgages subject to repricing, home equities and new loans all priced considerably lower in first half 2008 versus 2007. This was the other large factor in the lower interest income.

       While the yield on the Federal Funds was impacted by the cuts, the sheer volume of Federal Funds compared to first quarter 2007 out weighed the yield. Interest earned on Federal Funds was $182 thousand higher in 2008. The same rationale applies to the interest income from the investment portfolio which was $640 thousand higher in the first half 2008 than the first half 2007.

       Interest expense increased $119 thousand in 2008 when comparing the first quarters. The cost of funds or yield, however, decreased. During the second quarter, as higher rate certificate of deposits matured along with the run off of deposits, the interest expense was significantly lower compared to same quarter last year. A large percentage of the certificate of deposit portfolio will continue to reprice during the third quarter of 2008 sustaining the improvement in the net interest margin. Interest on borrowed funds was also lower as compared for the quarter and first half 2008 to 2007. As maturities occurred in 2007, the replacement and addition of borrowings were at significantly lower interest costs.

       Overall net interest income reversed the position of first quarter performance where 2008 was running below 2007. Second quarter 2008 was $437 thousand higher as compared to 2007. Year to date June 30th, net interest income was $141 thousand higher in 2008 as compared to 2007. Net interest income should continue to increase as the Bank continues to work to reduce the amount of loans in nonaccrual, maintains a smaller cash position, and lastly continues the decrease in the cost of funds as a result of the repricing certificates of deposit.

       Provision for loan loss was $314 thousand higher in 2008 than 2007. As mentioned earlier, the increase in the non accrual loans along with loan growth, warranted a higher provision to the loan loss reserve. The net charge-off position was also slightly higher in 2008 by around $125 thousand compared to 2007.

       Non interest income increased by $247 thousand for first quarter 2008 compared to 2007. The acquisition added core deposits upon which more revenue was generated in service charges and also in other fees associated with the accounts. Four Automated Teller Machines (ATM's) were added from the acquisition. One remote ATM has heavier foreign volume, on which fees are charged, than typical of the Bank's other ATMs. The new checking product is expected to increase non interest income through increased debit card activity the second half of the year. As the accounts have switched, the debit card activity has doubled for those customers. The convenience to the customers and increased revenue to the Bank will continue to be a positive for all involved. Overall, non interest income for the three months ended June 30, 2008 was $51 thousand higher than the same period 2007, bringing the year to date total $297 higher than 2007.

       Due to state regulatory restrictions, stock was sold during the first quarter to maintain a relationship with only one banker's bank which resulted in the $15 thousand gain on investments.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

       Non interest expense was $404 thousand higher for first quarter 2008 as compared to same quarter 2007. The second quarter was $409 thousand higher comparing 2008 to 2007. Even though the number of full time equivalent employees increased to 259 for the first quarter, it decreased to 256 the second quarter. The number of employees remains higher in 2008 than 2007, while the salary and wage expense has decreased $35 thousand. Underlying the decrease is a lower accrual for incentive pay for 2008 as compared to 2007. The lower incentive accrual is a direct correlation to the lower Return on Assets for the year as compared to 2007; ROA being a primary determinant of incentive compensation. Base salary expense has increased due to the higher number of employees. The Bank has three new locations compared to same time last year and one office was relocated. The relocation occurred at the end of June 2008. This is also reflected in the increased expense in pension and other employee benefits. The Bank expects medical benefit costs to increase 11% during 2008 over 2007. At this point, the increase in pension and other employee benefits is 7.3%.

       Occupancy expense is higher with the addition of three offices in the fourth quarter of 2007. The Bank's Perrysburg office opened in November and the acquisition which added two offices was completed on December 31, 2007. The acquired locations are expected to be accretive to earnings in 2008 and the Bank projects the Perrysburg office to be profitable on a monthly basis within 18 to 24 months. An additional location is to be added in August and additional expense was occurred in preparation. The new location will operate from a leased property.

       Adding the offices and specifically the addition of accounts caused the increase in the other operating expenses of $546 thousand for first half of 2008 compared to 2007. The second quarter comparison of $222 thousand more expense than same quarter last year was lower than the $324 thousand in comparing first quarter 2008 to 2007. The Bank's data processing expense is based mainly on the number of accounts under management. Each application, such as loan, checking, certificate of deposit, are costed individually along with the household account database. Additional expense was also carried the first part of 2008 until the software conversion of the Knisely Bank was completed in January. Most of the outstanding contracts of the Knisely Bank have been reviewed and either modified or terminated. Only minor bills were presented for payment in the second quarter. While the expense will remain higher, the on going expense will continue to decrease as one time expenses to establish the offices and carry back room support have been incurred.

       Overall, net income was down just $463 thousand in comparing 2008 to 2007 first half performance. The performance of the three months ended June 30 were actually better than the same three months last year. The Company expects for the performance to continue to improve the remaining quarters of 2008. Additional new products and the focus on returning asset quality to a higher level will accomplish this. The Company remains positioned for continued improvement in the net interest margin in the next quarter due to decreasing cost of funds. The Company continues to focus on positioning the balance sheet for a neutral rate position going forward. The Company does remain, however, a reflection of the local economy in which it operates. To the degree that the local economies continue to deal with slow downs, the Company will be hampered to achieve its growth goals. The addition of a new market in the second half of the year along with the new additions in 2007 will aid in the growth effort.

       FORWARD LOOKING STATEMENTS

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

Interest Rate Shock on Net Interest Margin   Interest Rate Shock on Net Interest Income
------------------------------------------   ------------------------------------------
  Net Interest    % Change to      Rate          Rate       Cumulative    % Change to
 Margin (Ratio)    Flat Rate    Direction     Changes by   Total ($000)    Flat Rate
 --------------   -----------   ---------     ----------   ------------   -----------
      3.17%         -16.498%      Rising         3.000%       12,752       -16.893%
      3.39%         -10.931%      Rising         2.000%       13,624       -11.210%
      3.59%          -5.432%      Rising         1.000%       14,488        -5.579%
      3.80%           0.000%       Flat          0.000%       15,344         0.000%
      4.00%           5.191%     Falling        -1.000%       16,140         5.186%
      4.11%           8.051%     Falling        -2.000%       16,574         8.013%
      4.13%           8.779%     Falling        -3.000%       16,720         8.965%

       The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and the net interest income. The shock report has consistently shown an improvement in a falling rate environment. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a raising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods so far during 2008 than it did during the same period in 2007. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both.

       The Bank continues to remain focused on gaining more relationships per customer as a way to help control the cost of funds also. Promotions continue to focus on special incentives or rewards being based on a multiple deposit account relationship with each customer. A new program also promotes a high rate interest bearing checking account with the increased interest expense offset by fees and savings in operating efficiency. The promotion has been extremely successful since its release in early March.

ITEM 4 CONTROLS AND PROCEDURES

       As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008. There have been no significant changes in the Company's internal controls that occurred during the quarter ended June 30, 2008.

PART II

ITEM 1  LEGAL PROCEEDINGS

       None

ITEM 1A RISK FACTORS

       There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                        (c) Total Number of Shares     (d) Maximum Number of Shares
              (a) Total Number    (b) Average Price   Purchased as Part of Publicly   that may yet be purchased under
Period      of Shares Purchased     Paid per Share      Announced Plan or Programs         the Plans or Programs
------      -------------------   -----------------   -----------------------------   -------------------------------
4/1/2008
to                                                                                                205,100
4/30/2008

5/1/2008
to                 25,741               $21.53                  25,741                            179,359
5/31/2008

6/1/2008
to                 19,704               $22.80                  19,704                            159,655
6/30/2008
                   ------               ------                  ------                            -------
Total              45,445               $22.08                  45,445(1)                         159,655
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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       The Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc. was held on April 17, 2008. The following directors were elected to a new term of office:

Dexter L. Benecke
Joe E. Crossgrove
Steven A. Everhart
Robert G. Frey
Jack C. Johnson
Dean E. Miller
Steven J. Planson
Anthony J. Rupp
David P. Rupp Jr.
James C. Saneholtz
Kevin J. Sauder
Merle J. Short
Paul S. Siebenmorgen
Steven J. Wyse

       1. A proposal to elect fourteen (14) directors of the Corporation The results of the voting on the proxy items are as follows:

                       Votes Cast     Votes
                           For      Withhold
                       ----------   --------
Dexter L. Benecke       3,719,861    13,174
Joe E. Crossgrove       3,718,151    14,884
Steven A. Everhart      3,709,671    23,364
Robert G. Frey          3,703,510    29,524
Jack C. Johnson         3,699,749    33,286
Dean E. Miller          3,719,711    13,324
Steven J. Planson       3,718,461    14,574
Anthony J. Rupp         3,709,391    23,644
David P. Rupp Jr.       3,700,181    32,854
James C. Saneholtz      3,708,719    24,316
Kevin J. Sauder         3,689,321    43,714
Merle J. Short          3,719,811    13,224
Paul S. Siebenmorgen    3,704,497    28,538
Steven J. Wyse          3,705,369    27,666


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

                                        Farmers & Merchants Bancorp, Inc.,


Date: July 30, 2008                     By: /s/ Paul S. Siebenmorgen
                                            Paul S. Siebenmorgen
                                            President and CEO


Date: July 30, 2008                     By: /s/ Barbara J. Britenriker
                                            Barbara J. Britenriker
                                            Exec. Vice-President and CFO