Form 10-Q
period 2008-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2008-10-31
CIK 792966

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended Sepember 30, 2008

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

_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value                4,799,512
           Class             Outstanding as of October 30, 2008

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                        FARMERS & MERCHANTS BANCORP, INC.
                                      INDEX

Form 10-Q Items                                                             Page
---------------                                                            -----
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
            Condensed Consolidated Balance Sheets-September 30, 2008 and
               December 31, 2007                                               1
            Condensed Consolidated Statements of Net Income-Three and
               Nine Months Ended September 30, 2008 and September
               30, 2007                                                        2
            Condensed Consolidated Statements of Cash Flows-Nine Months
               Ended September 30, 2008 and September 30, 2007                 3
            Notes to Condensed Financial Statements                            4
Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    4-10
Item 3.     Qualitative and Quantitative Disclosures About Market Risk     10-11
Item 4.     Controls and Procedures                                           11
PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings                                                 11
Item 1A.    Risk Factors                                                      11
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    11-12
Item 3.     Defaults Upon Senior Securities                                   12
Item 4.     Submission of Matters to a Vote of Security Holders               12
Item 5.     Other Information                                                 12
Item 6.     Exhibits                                                          12
Signatures                                                                    12
Exhibit 31. Certifications Under Section 302                               13-14
Exhibit 32. Certifications Under Section 906                                  15

ITEM 1 FINANCIAL STATEMENTS

                        FARMERS & MERCHANTS BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                  September      Dec
                                                                   30, 2008   31, 2007
                                                                  ---------   --------
ASSETS:
Cash and due from banks                                           $ 19,006    $ 21,753
Interest bearing deposits with banks                                     0           0
Federal funds sold                                                     619      27,134
Investment Securities:
   U.S. Treasury                                                         0           0
   U.S. Government                                                 136,346     144,104
   State & political obligations                                    45,174      41,467
   All others                                                        4,498       4,346
Loans and leases (Net of reserve for loan losses of
   $5,648 and $5,921 respectively)                                 542,535     523,474
Bank premises and equipment-net                                     17,037      17,051
Accrued interest and other assets                                   20,829      20,638
Goodwill                                                             4,074       4,007
                                                                  --------    --------
         TOTAL ASSETS                                             $790,118    $803,974
                                                                  ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
         Noninterest bearing                                      $ 58,269    $ 75,670
         Interest bearing                                          540,440     558,923
   Federal funds purchased and securities
      sold under agreement to repurchase                            52,946      41,329
   Other borrowed money                                             43,432      31,816
   Accrued interest and other liabilities                            5,820       6,861
                                                                  --------    --------
      Total Liabilities                                            700,907     714,599
SHAREHOLDERS' EQUITY:
   Common stock, no par value - authorized 6,500,000
      shares; issued 5,200,000 shares                               12,677      12,677
   Treasury Stock - 376,913 shares 2008, 256,160 shares 2007        (7,905)     (5,366)
      Unearned Stock Awards 23,575 for 2008 and 17,240 for 2007       (503)       (391)
   Undivided profits                                                84,388      81,575
   Accumulated other comprehensive income (expense)                    554         880
                                                                  --------    --------
      Total Shareholders' Equity                                    89,211      89,375
                                                                  --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY                              $790,118    $803,974
                                                                  ========    ========

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2007 Balance Sheet has been derived from the audited financial statements of that date.

                       FARMERS & MERCHANTS BANCORP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (in thousands of dollars, except per share data)

                                                                     Three Months Ended              Nine Months Ended
                                                               -----------------------------   -----------------------------
                                                               September 30,   September 30,   September 30,   September 30,
                                                                   2008            2007            2008             2007
                                                               -------------   -------------   -------------   -------------
INTEREST INCOME:
   Loans and leases                                              $    8,652      $    9,501      $   26,421      $   28,468
   Investment Securities:
      U.S. Treasury securities                                           --               3              --              11
      Securities of U.S. Government agencies                          1,673           1,389           5,032           4,107
      Obligations of states and political subdivisions                  430             405           1,275           1,236
      Other                                                              59              66             171             195
   Federal funds                                                          3              14             262              92
   Deposits in banks                                                     --               6              --              35
                                                                 ----------      ----------      ----------      ----------
         Total Interest Income                                       10,817          11,384          33,161          34,144
INTEREST EXPENSE:
   Deposits                                                           3,655           4,702          12,150          13,724
   Borrowed funds                                                       777             875           2,194           2,399
                                                                 ----------      ----------      ----------      ----------
         Total Interest Expense                                       4,432           5,577          14,344          16,123
                                                                 ----------      ----------      ----------      ----------
NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                          6,385           5,807          18,817          18,021
PROVISION FOR LOAN LOSSES                                                33             309             482             444
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                          6,352           5,498          18,335          17,577
                                                                 ----------      ----------      ----------      ----------
OTHER INCOME:
   Service charges                                                      908             808           2,587           2,364
   Other                                                                539             720           2,075           2,097
   Net securities gains (losses)                                         --              --              15              --
                                                                 ----------      ----------      ----------      ----------
                                                                      1,447           1,528           4,677           4,461
OTHER EXPENSES:
   Salaries and wages                                                 2,303           1,928           6,419           6,080
   Pension and other employee benefits                                  746             694           2,419           2,253
   Occupancy expense (net)                                              300             186             761             457
   Other operating expenses                                           2,008           1,891           6,001           5,259
                                                                 ----------      ----------      ----------      ----------
                                                                      5,357           4,699          15,600          14,049
                                                                 ----------      ----------      ----------      ----------
INCOME BEFORE FEDERAL INCOME TAX                                      2,442           2,327           7,412           7,989
FEDERAL INCOME TAXES                                                    659             623           2,022           2,215
                                                                 ----------      ----------      ----------      ----------
NET INCOME                                                            1,783           1,704           5,390           5,774
                                                                 ==========      ==========      ==========      ==========
OTHER COMPREHENSIVE INCOME (NET OF TAX):
   Unrealized gains (losses) on securities                              692           1,282            (326)            624
                                                                 ----------      ----------      ----------      ----------
COMPREHENSIVE INCOME (EXPENSE)                                   $    2,475      $    2,986      $    5,064      $    6,398
NET INCOME PER SHARE                                             $     0.37      $     0.33      $     1.11      $     1.13
   Based upon average weighted shares outstanding of:             4,822,467       5,093,169       4,868,996       5,120,138
DIVIDENDS DECLARED                                               $     0.18      $     0.16      $     0.50      $     0.48

No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)


                                                                      Nine Months Ended
                                                               -----------------------------
                                                               September 30,   September 30,
                                                                   2008            2007
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $    5,390      $    5,774
   Adjustments to Reconcile Net Income to Net
       Cash Provided by Operating Activities:
           Depreciation and amortization                                897             894
           Premium amortization                                         287             228
           Discount amortization                                        (78)           (129)
           Provision for loan losses                                    482             444
           Provision (Benefit) for deferred income taxes               (211)
           (Gain) Loss on sale of fixed assets                          108             (30)
           (Gain) Loss on sale of investment securities                 (15)             --
           Changes in Operating Assets and Liabilities:
              Accrued interest receivable and other assets             (529)         (1,342)
              Accrued interest payable and other liabilities           (520)           (386)
                                                                 ----------      ----------
       Net Cash Provided by Operating Activities                      5,811           5,453
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                (991)         (1,417)
   Proceeds from maturities of investment securities:                57,609          41,711
   Proceeds from sale of investment securities:                          25              --
   Purchase of investment securities                                (54,420)        (35,302)
   Purchase of Bank Owned Life Insurance                                 --          (3,000)
   Net (increase) decrease in loans and leases                      (19,543)         (2,968)
                                                                 ----------      ----------
       Net Cash Provided (Used) by Investing Activities             (17,320)           (976)
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                              (35,884)        (39,769)
   Net change in short-term borrowings                               11,617           7,123
   Increase in long-term borrowings                                  17,000              --
   Payments on long-term borrowings                                  (5,384)         14,060
   Purchase of Treasury stock                                        (2,749)         (2,031)
   Payments of dividends                                             (2,353)         (2,413)
                                                                 ----------      ----------
       Net Cash Provided (Used) by Financing Activities             (17,753)        (23,030)
                                                                 ----------      ----------
Net change in cash and cash equivalents                             (29,262)        (18,553)
Cash and cash equivalents - Beginning of year                        48,887          37,247
                                                                 ----------      ----------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                      $   19,625      $   18,694
                                                                 ==========      ==========
RECONCILIATION OF CASH AND CASH EQUIVALENTS:
   Cash and cash due from banks                                  $   19,006      $   17,241
   Interest bearing deposits                                             --             486
   Federal funds sold                                                   619             967
                                                                 ----------      ----------
                                                                 $   19,625      $   18,694
                                                                 ==========      ==========

     See Notes to Condensed Consolidated Unaudited Financial Statements.

                        FARMERS & MERCHANTS BANCORP, INC.
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that are expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

       INTRODUCTION

       Farmers & Merchants Bancorp, Inc. was incorporated on February 25, 1985, under the laws of the State of Ohio. Farmers & Merchants Bancorp, Inc., and its subsidiary The Farmers & Merchants State Bank are engaged in commercial banking. On December 31, 2007 the Bank closed on a agreement to acquire Knisely Bank, Indiana, adding two more full service locations. During 2007, the Company operated another subsidiary, Farmers and Merchants Life Insurance which offered life and disability insurance to the Bank's credit customers. The subsidiary was dissolved at the end of 2007. The executive offices of Farmers & Merchants Bancorp, Inc are located at 307-11 North Defiance Street, Archbold, Ohio 43502.

       Farmers & Merchants Bancorp weathered a difficult quarter caused by the uncertainty in the economic markets. While its subsidiary, The Farmers & Merchants State Bank, is generally not involved in subprime consumer real estate mortgage markets, the Bank was still impacted by its effects on correspondent banks and competitors. Several competitors appeared to be dealing with liquidity issues and an inability to tap into other sources of funds than consumer deposits. The competition for depositor dollars forced deposit rates higher. The Bank did not match competitor rates and therefore saw a significant outflow from its Certificate of Deposit portfolio.

       With the drop in the prime lending rate, the Bank continues to feel pressure on its net interest margin. The pressure is impacting both factors of net interest income: asset yields and cost of funds. The rate for Federal Funds Sold / Purchased fluctuated greatly during the period providing additional pressure.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

       The Bank remains a healthy, stable institution with money to lend to credit worthy customers. It is and will continue to be impacted by the tough economy and the issues facing the banking industry. The national media message has grouped all institutions together while many community banks do not face the same challenges. The community bank challenge is to present a more positive local message.

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

       Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL), the valuation of its Mortgage Servicing Rights, the valuation of goodwill and the valuation of its post retirement benefit liability as the accounting areas that requires the most subjective or complex judgments, and as such have the highest possibility of being subject to revision as new information becomes available.

       The ALLL represents management's estimate of credit losses inherent in the Bank's loan portfolio at the report date. The estimate is a composite of a variety of factors including past experience, collateral value and the general economy. ALLL includes a specific portion, a formula driven portion, and a general nonspecific portion.

       FAIR VALUE MEASUREMENTS

       The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and the valuation techniques used by the Company to determine those fair values.

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

       Disclosures concerning assets and liabilities measured at fair value are as follows:

       Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008

                                ($ in Thousands)

                                                                                       Significant
                                         Quoted Prices in Active      Significant       Observable
                                          Markets for Identical    Observable Inputs      Inputs         Balance at
                                             Assets (Level 1)          (Level 2)        (Level 3)    September 30, 2008
                                         -----------------------   -----------------   -----------   ------------------
Assets - Securities Available for Sale           $136,346               $45,174             $0            $181,520
                                                 ========               =======            ===            ========
Liabilities                                      $      0               $     0             $0            $      0
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

       The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2008, such assets consist primarily of impaired loans. The Company has established the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended September 30, 2008, the impairment charges recorded to the income statement for impaired loans were not significant.

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

       LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION

       Overall growth of the Company slowed or reversed during the quarter as compared to both last year and previous quarter. On the asset side, loans continue to be higher than year end but the percentage of growth decreased during the quarter. The slower growth was not due to a lack of funds or tightening of credit by the Bank but rather by a decrease in demand. As businesses put off expansions and consumers were concerned over market values on housing, the demand for loans drastically decreased. On the liability side of the balance sheet, the decrease in deposits was offset by an increase in other borrowed money. With some local competition dealing with liquidity issues and offering above market rates for deposits, the

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

       Bank chose to allow Certificate of Deposit rate shoppers to move funds rather than match expensive rates. The Bank replaced those funds with cheaper Federal Home Loan Bank borrowings. The decrease in non-interest deposits is attributable to a $10 million deposit created from a year end acquisition being dispersed at the first of the year and secondly, from the success of a new product promotion by the Bank: Reward checking. Reward offers a high rate of interest to be paid if three qualifications are met each cycle. Its success has caused movement of non-interest balances into new interest bearing checking balances. It has also attracted new money and some funds have also moved from the certificate of deposit portfolio. The expense of the high interest rate is offset by an increase in the non-interest fee activity and decrease in non-interest expense. The new product has been well received by existing customers and has attracted new customers as well.

       Liquidity and capital remain strong with capital decreasing due to the market value change of securities and the continued repurchasing of treasury stock. The Company repurchased 228,000 shares during 2007 and continued with an additional 130,508 repurchased during 2008, 40,163 of those during the third quarter. In terms of dollars spent, 2007 purchases cost just over $4.7 million and 2008 purchases cost over $2.75 million. The Company has authorization to purchase up to 250 thousand shares during 2008.

       The Company continues to be well-capitalized as the capital ratios below show:

                     Primary Ratio                       11.25%
                     Tier I Leverage Ratio               10.56%
                     Risk Based Capital Tier 1           13.87%
                     Total Risk Based Capital            14.79%
                     Stockholders' Equity/Total Assets   11.29%

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

       Loans have increased during 2008 by $18.79 million. Past due loans over 30 days ended September 30, 2008 at 2.86% as compared to December 31, 2007's past due percentage of 2.88%. While similar to December's numbers, the percentage is higher than most of 2007. Driving the percentage is the commercial and agricultural portfolios. Those same loans have increased the non-accrual balances of the Bank. A loan is placed in non-accrual automatically once it has reached 90 days past due or management questions its collectability. The balance in non-accruals has increased $8.5 million during 2008. The increases were based on just a few relationships experiencing difficulty. Residential mortgage delinquency was under two percent and consumer loan delinquency is less than three quarters of a percent. A discussion of the additional impact to profitability caused by the non accruals will follow in the results of operations.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

       MATERIAL CHANGES IN RESULTS OF OPERATIONS

       Interest income and yield on the loan portfolio continues to decrease with the lower prime rate and non-accrual loans. This decrease is visible looking at either the three or nine months ended comparisons. Non-accrual loans currently total over $13.5 million and account for lost interest income of over $1 million. Classifying a loan as non-accrual does not exclude collection of the interest but rather a timing of when the revenue can be recognized. Non-accrual loan interest is recognized when collected on a cash basis. As mentioned earlier and as the past due percentages support, these loans are mainly in the commercial and agricultural portfolios. The high non-accrual balance remains a barrier to higher profitability.

       The investment portfolio decreased slightly in balance during 2008 while the interest income increased $940 thousand. This was due to the timing of the maturities and the rates on the replacement of the government agencies. The investment portfolio provides liquidity but also is used heavily for pledging to the Bank's Ohio public funds.

       While the yield on the Federal Funds was impacted by the rate cuts, the sheer volume of Federal Funds in the first quarter 2008 out weighed the yield. Interest earned on Federal Funds was $170 thousand higher in 2008. The lower rates are evident in the quarter comparison and continue to be a concern going forward. Through the Bank's correspondent relationships, there is a large disparity between the target Federal Funds rate and what the Bank is receiving. For Federal Funds Sold, the receiving rate is often a third of the target and for Federal Funds Purchased, the rate is often twice as high. Until stabilization occurs in the market, these variables will continue to negatively impact profitability.

       With 375 basis point drop in rates over the last thirteen months, it would be expected for interest expense to have decreased. The positive statement here is that year-to-date, the drop has been almost $1.8 million when the deposit balances are significantly higher by $54 million than a year ago. The yield or cost of funds on the deposits dropped 75 basis points as compared to average year-to-date or 131 basis points when comparing just the month of September to same month last year. This was accomplished as a large percentage of the certificate of deposit portfolio reached maturity during 2008 and either left the bank or repriced at a lower rate. The majority of those maturities occurred during the third quarter and a lower percentage will mature through the remainder of 2008. Other borrowings also experienced maturities and new purchases. The new purchases were at significantly lower interest costs.

       Overall net interest income is higher for both quarter and nine month period comparisons. With the growth in the balance sheet this is to be expected even with the net interest margin shrinking. For the quarter, net interest income was approximately $578 thousand higher thereby accounting for the majority of the nine month increase of $796 thousand over same time frames last year. The interest reversals caused by the non-accrual increases occurred mainly in the first six months and the last quarter had very few adjustments which is the reason for the higher net interest amount.

       Third quarter 2007 had a larger expense in the provision for loan losses than the current third quarter. However, 2008 provision expense remains higher than 2007 by $38 thousand. Net charge-offs for the corresponding periods show 2008 almost $500,000 higher than last year's net charge-offs of approximately $480,000. Again, management's concern is not with respect to residential loans, but rather with respect to a few large commercial and agricultural loans. The Bank continues to work on the collection process which has been slowed due to an increase in bankruptcy and foreclosure filings.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

       Non interest income increased by $216 thousand for the nine months ended 2008 compared to 2007. The acquisition added core deposits upon which more revenue was generated in service charges and also in other fees associated with the accounts. Four Automated Teller Machines (ATM's) were added from the acquisition. One remote ATM has heavier foreign volume, on which fees are charged, than typical of the Bank's other ATMs. The new checking product is increasing non interest income through increased debit card activity the second half of the year. As the accounts have switched, the debit card activity has doubled for those customers. The convenience to the customers and increased revenue to the Bank will continue to be a positive for all involved. Overall, non interest income for the three months ended September 30, 2008 was $81 thousand lower than the same period 2007. This was caused by the losses on fixed assets stemming from the sale of a bank building in one of our communities in which the Bank had two offices. The building required major repairs and it was more sensible for the Bank to sell than to try and maintain after relocation of the office. The other factor for the quarter was the impact of a lower revenue stream coming from the reorganization of the Bank's investment department.

       Non interest expense was $1.55 million higher for nine months 2008 as compared to same period 2007. The third quarter was $658 thousand higher comparing 2008 to 2007. The Bank has four new offices in the expense for 2008 as compared to 2007. During the third quarter the Bank also began to fund the accrual for incentive pay which remains $170 thousand behind September 30, 2007's balance. The Board recognizes the solid performance of the Bank during these difficult economic times and currently expects to pay bonuses for the year, which bonuses are expected to be at a lower percentage than previous years. ROA continues to be the primary determinant of the incentive compensation. Another factor behind the large increase of the third quarter was the recruitment cost that was incurred to find qualified personnel for many loan and investment officer positions; the majority of which have been filled. Also reflected in the increased expense is pension and other employee benefits. The Bank expected medical benefit costs to increase 11% during 2008 over 2007. Currently pension and other employee benefits are 7.37% higher than 2007.

       Occupancy expense is higher with the addition of the three offices in the fourth quarter of 2007. The Bank's Perrysburg office opened in November and the acquisition which added two offices was completed on December 31, 2007. The acquired locations are expected to be accretive to earnings in 2008 and the Bank projects the Perrysburg office to be profitable on a monthly basis within 18 to 24 months. An additional location was added in August 2008. Remodeling was done to the new location which operates from a leased property. It too is expected to be profitable on a monthly basis within 24 months.

       Other operating expenses are higher due to the increased asset size of the Bank. The Bank's data processing expense is based mainly on the number of accounts under management. Each application such as loan, checking, certificate of deposit, are priced individually along with the household account database. Additional expense was also carried the first part of 2008 until the software conversion of the acquisition was completed in January.

       Overall, net income was down just $384 thousand in comparing 2008 to 2007 nine months performance. The performance of the three months ended September 30 were actually better than the same three months last year due to the larger provision for loan loss taken in third quarter 2007. The last quarter of 2008 will be a challenge in the current economic conditions. The Bank is strong, well capitalized and has money to lend. The challenge lies in maintaining the net interest margin and decreasing the balance in non-accrual loans. The Company expects the work out of those situations to extend into 2009. Improvement in asset quality will continue to be a focus for the remainder

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

       of 2008. Expected loan growth will require additional provision for loan loss expense to fund the reserve. The newest locations are anticipated to continue growing and provide new opportunities for long term profitability to the Company. In these uncertain times with the many unprecedented events occurring, each day presents new challenges and more importantly new opportunities.

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

  Interest Rate Shock on Net                             Interest Rate Shock on Net
       Interest Margin                                         Interest Income
-----------------------------                            --------------------------
 Net Interest      % Change        Rate        Rate       Cumulative    % Change to
Margin (Ratio)   to Flat Rate   Direction   Changes by   Total ($000)    Flat Rate
--------------   ------------   ---------   ----------   ------------   -----------
    2.90%            3.080%       Rising       3.000%       18,688         3.834%
    2.87%            2.035%       Rising       2.000%       18,456         2.545%
    2.85%            1.009%       Rising       1.000%       18,226         1.267%
    2.82%            0.000%        Flat        0.000%       17,998         0.000%
    2.79%           -0.783%      Falling      -1.000%       17,739        -1.442%
    2.81%           -0.206%      Falling      -2.000%       17,662        -1.866%
    2.82%            0.199%      Falling      -3.000%       17,619        -2.108%

       The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and the net interest income. The shock report has consistently shown an improvement in a falling rate environment; however the floor has been reached in many portfolios, specifically deposits. The report now shows a negative effect to the profitability of the Company should rates continue to fall. The margin is significantly lower than in previous quarters. This is a concern for the Company as the cost of funds does not have much room for improvement. On a more positive note, the percentage of change is also perhaps the lowest it has ever been, even at the 300 basis point shock. How valuable is the analysis of the 200 and 300 basis point shock when the target rate of Federal Funds is at 150 basis points?

       The Bank continues to remain focused on gaining more relationships per customer as a way to help control the cost of funds also. Promotions continue to focus on special incentives or rewards being based on a multiple deposit account relationship with each customer. The new deposit program also promotes a high rate interest bearing checking account with the increased interest expense offset by fees and savings in operating efficiency. The promotion has been extremely successful since its release in early March. This chart however only captures one facet of the account in the interest cost.

ITEM 4 CONTROLS AND PROCEDURES

       As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008. There have been no significant changes in the Company's internal controls that occurred during the quarter ended September 30, 2008.

PART II

ITEM 1 LEGAL PROCEEDINGS None

ITEM 1A RISK FACTORS

       There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                                      (d) Maximum Number of Shares
                                                        (c) Total Number of Shares           that may yet be
              (a) Total Number    (b) Average Price   Purchased as Part of Publicly          purchased under
Period      of Shares Purchased     Paid per Share      Announced Plan or Programs        the Plans or Programs
---------   -------------------   -----------------   -----------------------------   ----------------------------
7/1/2008
to                                                                                               159,655
7/31/2008
8/1/2008
to                 22,638               $21.78                 22,638                            137,017
8/31/2008
9/1/2008
to                 17,525               $21.86                 17,525                            119,492
9/30/2008
                   ------               ------                 ------                            -------
Total              40,163               $21.81                 40,163 (1)                        119,492
                   ------               ------                 ------                            -------

       (1) The Company purchased these shares in the market pursuant to a stock repurchase program publicly announced on November 16, 2007. On that date, the Board of Directors authorized the repurchase of 250,000 common shares between January 1, 2008 and December 31, 2008.

       Under terms of the Company's Long Term Incentive Compensation Plan, 4,000 restricted stock awards granted during 2005, cliff vested on August 19, 2008. The total number of shares vested were 3,420 to 32 officers who were still employed as of the vesting date. The other 580 shares were moved to treasury stock as officers left employment during the three year vesting period.

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

                                        Farmers & Merchants Bancorp, Inc.,


Date: October 30, 2008                  By: /s/ Paul S. Siebenmorgen
                                            ------------------------------------
                                            Paul S. Siebenmorgen
                                            President and CEO


Date: October 30, 2008                  By: /s/ Barbara J. Britenriker
                                            ------------------------------------
                                            Barbara J. Britenriker
                                            Exec. Vice-President and CFO