Form 10-K
period 2008-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2009-03-03
CIK 792966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-14492
FARMERS & MERCHANTS BANCORP, INC.

OHIO	34-1469491

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

307 North Defiance Street Archbold, Ohio	43502

(Address of principal Executive offices)	(Zip Code)
Registrant’s telephone number, including area code (419)446-2501
Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:
Common shares without par value

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $110,266,614.00.
As of February 25, 2009, the Registrant had 5,200,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

Statements contained in this portion of the Company’s annual report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the Company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART 1.
ITEM 1. BUSINESS:
General
Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in 1985. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a community bank operating in Northwest Ohio since 1897. Our only other subsidiary, Farmers & Merchants Life Insurance Company, a reinsurance company for life, accident and health insurance for the Bank’s consumer credits, was formed in 1992. Farmers & Merchants Life Insurance Company was dissolved during 2007. We report our financial condition and net income on a consolidated basis and we report only one segment.
Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.
For a discussion of the general development of the Company’s business throughout 2008, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2008 in Review”.
Nature Of Activities
The Farmers & Merchants State Bank engages in general commercial banking and savings business. Our activities include commercial, agricultural and residential mortgage, consumer, and credit card lending activities. Because our Bank’s branches are located in Northwest Ohio and Northeast Indiana, a substantial amount of our loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, and loans for such items as autos, trucks, recreational vehicles, motorcycles, etc.
We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, ATM’s (automated teller machines) are also provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, and Defiance, along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles, Bryan Eagles; Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.
Farmers & Merchants Life Insurance Company was established to provide services to our customers through the issuance of life and disability insurance policies. Our Bank’s lending officers were the selling agents of the policies to customers. The activities of Farmers & Merchants Life Insurance Co. are not significant to the consolidated company. The Company dissolved the Farmers & Merchants Life Insurance Company subsidiary as the Bank discontinued offering the credit life, accident and health insurance to its customers.
F&M Investment Services, the brokerage department of the Bank, opened for business in April, 1999. Securities are offered through Raymond James Financial Services, Inc.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956. Our subsidiary bank is in turn regulated and examined by the Ohio Division of Financial Institutions, and the Federal Deposit Insurance Corporation. The activities of our bank subsidiary are also subject to other federal and state laws and regulations.
The bank is participating in the expanded FDIC limits through all of 2009 and utilizing the additional insurance coverage provided in the Temporary Liquidity Guarantee Program. The FDIC increased the insurance level for deposits from $100,000 to $250,000 on interest bearing accounts and unlimited FDIC insurance on non-interest bearing accounts. We believe the cost for this coverage is offset by the benefit to our depositors.
The Bank’s primary market includes communities located in the Ohio counties of Defiance, Williams, Fulton, Henry and Wood. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County.
At December 31, 2008, we had 258 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.
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
Regulatory Agencies
The Company is a registered bank holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) pursuant to the Bank Holding Company Act of 1956, as amended.

The Bank is an Ohio chartered commercial bank. It is subject to regulation and examination by both the Ohio Division of Financial Institutions (ODFI) and the Federal Deposit Insurance Corporation (FDIC).
Holding Company Activities
As a bank holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the “Act”). The Company is required to file with the Federal Reserve Board on a quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiary.
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
On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was enacted into law. The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may now provide. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed. Pursuant to the GLB Act, bank holding companies may elect to become a “financial holding company,” provided that all of the depository institution subsidiaries of the bank holding company are “well capitalized” and “well managed” under applicable regulatory standards.
Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Company ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company has not elected to become a financial holding company and has no current intention of making such an election.

Affiliate Transactions
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.
Interstate Banking and Branching
Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (“Riegle-Neal”), subject to certain concentration limits and other requirements, adequately capitalized bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation “opting in” to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of Riegle-Neal. The Company could from time to time use Riegle-Neal to acquire banks in additional states.
Control Acquisitions
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under the rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.
Liability for Banking Subsidiaries
Under the current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution;

or (2) any assistance provided by the FDIC to both a commonly controlled FDIC-insured depository institution “in danger of default.” The Company’s subsidiary bank is an FDIC-insured depository institution. If a default occurred with respect to the Bank, any capital loans to the Bank from its parent holding company would be subordinate in right of payment to payment of the Bank’s depositors and certain of its other obligations.
Regulatory Capital Requirements
The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2008 are summarized in the table included in Note 14 to the consolidated financial statements.
FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2008, the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.
Dividend Restrictions
The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary. Various U.S. federal statutory provisions limit the amount of dividends the Company’s banking subsidiaries can pay to the Company without regulatory approval. Dividend payments by the Bank are limited to its retained earnings during the current year and its prior two years. See Note 15 to the consolidated financial statements for the actual amount.
Deposit Insurance Assessments
The deposits of the Company’s banking subsidiary are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and took effect on April 21, 2006.
The Emergency Economic Stabilization Act of 2008 provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation was effective immediately upon the President’s signature on October 3, 2008. The basic deposit insurance limit is set to return to $100,000 on January 1, 2010, however, at this time, there is legislation pending which would permanently set the limit to $250,000.

Depositor Preference Statute
In the “liquidation or other resolution” of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over general unsecured claims against that institution, including federal funds and letters of credit.
Government Monetary Policy
The earnings of the Company are affected primarily by general economic conditions and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve. Its policies influence, to some degree, the volume of bank loans and deposits, and interest rates charged and paid thereon, and thus have an effect on the earnings of the Company’s subsidiary Bank.
Capital Purchase Program
In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008 creating the Troubled Assets Relief Program (“TARP”). As part of TARP, the U.S. Treasury established the Capital Purchase Program to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial institutions for the purpose of stabilizing and providing liquidity to the United States financial markets. The Company has determined not to participate in the TARP Capital Purchase Program. In connection with the EESA, there have been numerous actions by the Federal Reserve Board, the United States Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under the EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under the EESA that affect the Company.
Additional Regulation
The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, the Truth in Savings Act and Regulation DD, the Bank Secrecy Act, the Community Reinvestment Act, anti-discrimination laws and legislation, and antitrust laws.
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

Available Information:
The Company maintains an Internet web site at the following internet address: http://www.fm-bank.com. The Company files reports with the Securities and Exchange Commission (SEC). Copies of all filings made with the SEC may be read and copied at the SEC’s Public Reference Room, 450 Fifth Street, Washington, DC, 20549. You may obtain information about the SEC’s Public Reference Room by calling (800/SEC-0330). Because the Company makes its filing with the SEC electronically, you may access such reports at the SEC’s website, www.sec.gov. The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonable practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barbara J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501.
Please see the Consolidated Financial Statements provided under Part II, Item 8 of this Form 10-K for information regarding the Company’s revenues from external customers, profits, and total assets for and as of, respectively, the fiscal year ended December 31, 2008.
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
Credit Risk
The risk of nonpayment of loans is inherent in commercial banking. Such nonpayment could have an adverse effect on the Company’s earnings and our overall financial condition as well as the value of our common stock. Management attempts to reduce the Bank’s credit exposure by carefully monitoring the concentration of its loans within specific industries and through loan application and approval procedures. However, there can be no assurance that such monitoring and procedures will reduce such lending risks. Credit losses can cause insolvency and failure of a financial institution and, in such event, its shareholders could lose their entire investment. For more information on the exposure of the Company and the Bank to credit risk, see the section under Part II, Item 7 of this Form 10-K captioned “Loan Portfolio.”
Susceptibility to Changes in Regulation
Any changes to state and federal banking laws and regulations may negatively impact our ability to expand services and to increase the value of our business. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. The Gramm-Leach-Bliley Act regarding financial modernization that became effective in November, 1999 removed many of the barriers to the integration of the banking, securities and insurance industries and is likely to increase the competitive pressures upon the Bank. We cannot predict what effect such Act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance. For a more information on this subject, see the section under Part I, Item 1 of this Form 10-K captioned “Supervision and Regulation.”
Interest Rate Risk
Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” Over the last few years, the Bank, along with most other financial institutions, has experienced a “margin squeeze” as drastic interest rate fluctuations have made it difficult to maintain a more favorable net interest spread.
The Bank manages interest rate risk within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. In the event that our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected. For more information regarding the Company’s exposure to interest rate risk, see Part II, Item 7A of this Form 10-K.
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
Dividend Payout Restrictions
We currently pay a quarterly dividend on our common shares. However, there is no assurance that we will be able to pay dividends in the future. Dividends are subject to determination and declaration by our board of directors, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our board and to applicable state and federal regulatory limitations. The Company’s ability to pay dividends on its common stock depends on its receipt of dividends from the Bank. The Bank is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company.
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
Operational Risks
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.
Limited Trading Market
Our common stock is not listed on any exchange or The NASDAQ Stock Market. Our stock is currently quoted in the over-the-counter markets.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal office is located in Archbold, Ohio.
The Bank operates from the facilities at 307 North Defiance Street. In addition, the Bank owns the property from 200 to 208 Ditto Street, Archbold, Ohio, which it uses for Bank parking and a community mini-park area. The Bank owns real estate at two locations, 207 Ditto Street and 209 Ditto Street in Archbold, Ohio upon which the bank built a commercial building to be used for storage, and a parking lot for company vehicles and employee parking. The Bank also owns real estate across from the main facilities to provide for parking.
The Bank occupies an Operations Center at 622 Clydes Way in Archbold, Ohio to accommodate our growth over the years. The bank owns a parking lot in downtown Montpelier which had been provided for customer use.
The Bank owns all of its office locations, with the exception of Angola, Indiana. The Angola office location is leased. Current locations of retail banking services are:

Office	Location
Archbold, Ohio	1313 S Defiance Street
Wauseon, Ohio	1130 N Shoop Avenue 119 N Fulton Street

Office	Location
Stryker, Ohio	300 S Defiance Street
West Unity, Ohio	200 W Jackson Street
Bryan, Ohio	924 W High Street 1000 S Main Street
Delta, Ohio	101 Main Street
Montpelier, Ohio	1150 E Main Street
Napoleon, Ohio	2255 Scott Street
Swanton, Ohio	7 Turtle Creek Circle
Defiance, Ohio	1175 Hotel Drive
Perrysburg, Ohio	7001 Lighthouse Way
Butler, Indiana	200 S Broadway
Auburn, Indiana	403 Erie Pass
Angola, Indiana	2310 N Wayne Street
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
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
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
There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

	Stock Prices
2008 - quarter	Quarter	Low	High
	1st	$18.00	$20.25
	2nd	19.05	22.80
	3rd	20.05	22.25
	4th	19.00	21.35

2007 - quarter	Quarter	Low	High

	1st	$22.10	$23.50
	2nd	22.15	23.00
	3rd	20.00	22.50
	4th	18.05	20.25
The Company utilizes Registrar and Transfer Company as its transfer agent.
As of February 2, 2009 there were 2,052 record holders of our common stock.
Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2008. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2003 with all dividends reinvested.
The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

Year 2003 as the base

	2003	2004	2005	2006	2007	2008
FMSB	$100.00	$101.65	$81.65	$83.30	$78.05	$79.55
NASDAQ-COMPOSITE	$100.00	$109.10	$111.38	$122.89	$135.95	$81.85
NASDAQ-BANK INDEX	$100.00	$113.44	$111.19	$126.36	$101.57	$80.03
Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2008 and 2007 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

2008	$.16	$.16	$.18	$.18	$0.68

2007	$.16	$.16	$.16	$.16	$0.64
The ability of the Company to pay dividends is limited by the dividend that the Company receives from the Bank. The Bank may pay as dividends to the Company its retained earnings during the current year and its prior two years. Currently, such limitation on the payment of dividends from the Bank to the Company does not materially restrict the Company’s ability to pay dividends to its shareholders.
Dividends declared during 2008 were $0.68 per share totaling $3.28 million, 6.25 percent higher than 2007 declared dividends of $0.64 per share. During 2008, the Company purchased 171,889 shares and awarded 10,000 restricted shares to 51 employees under its long term incentive plan. 245 shares were forfeited during 2008. At year end 2008, the Company held 418,294 shares in Treasury stock and 23,575 in unearned stock awards. The Company purchased 228,000 shares throughout 2007. 8,760 shares were awarded to 46 employees in 2007. 740 restricted shares were forfeited during 2007 and 600 restricted shares whose vesting was accelerated were transferred to a retired employee. At December 31, 2007, the Company held 256,160 shares in Treasury stock and 17,240 in unearned stock awards. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. On January 16, 2009, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 225,000 shares of its outstanding common stock commencing January 16, 2009 and ending December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number
			of Shares
	Total		Purchased as
	Number of	Average Price Paid	Part of Publicly	Remaining Share
	Shares	per	Announced	Repurchase
Period	Purchased	Share	Programs	Authorization
10/1/2008 to 10/31/2008	—	—	—	119,492
11/1/2008 to 11/30/2008	34,081	$19.83	34,081 (1)	85,411
12/1/2008 to 12/31/2008	7,300	$20.00	7,300 (1)	78,111
Total	41,381	$19.86	41,381 (1)	78,111

(1)	The Company purchased these shares pursuant to a stock repurchase program publicly announced on November 16, 2007. On that date, the Board of Directors authorized the repurchase of up to 250,000 common shares through December 31, 2008.
Reclassification
Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform with the 2008 presentation. The Company’s Board of Directors declared a 4 for 1 stock split effective May 12, 2006. Therefore, all references in the financial statements and other disclosures related to the number of shares and per share amounts of the Company’s stock have been retroactively restated to reflect the increased number of shares outstanding.

ITEM 6. SELECTED FINANCIAL DATA
SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
Summary of Consolidated Statement of Income — UNAUDITED

	(In Thousands, except share data)
	2008	2007	2006	2005	2004

Summary of Income:
Interest income	$43,824	$45,424	$42,269	$38,101	$37,351
Interest expense	18,101	21,722	18,535	13,539	11,222

Net Interest Income	25,723	23,702	23,734	24,562	26,129
Provision for loan loss	1787	871	52	(425)	884

Net interest income after provision for loan loss	23,936	22,831	23,209	24,987	25,245
Other income (expense), net	(14,763)	(12,269)	(11,966)	(13,209)	(13,442)

Net income before income taxes	9,173	10,562	11,243	11,778	11,803
Income taxes	2,450	2,828	3,107	3,202	3,573

Net income	$6,723	$7,734	$8,136	$8,576	$8,230

Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$1.39	$1.52	$1.57	$1.65	$1.58

Dividends	$0.680	$0.640	$0.575	$0.500	$0.475

Weighted average number of shares outstanding	4,846,310	5,097,636	5,186,329	5,198,728	5,200,000

*	Based on weighted average number of shares outstanding
Summary of Consolidated Balance Sheet — UNAUDITED

	(In Thousands)
	2008	2007	2006	2005	2004

Total assets	$805,729	$803,974	$737,096	$720,94	$702,513
Loans	562,336	523,474	498,580	458,704	472,211
Total Deposits	615,732	634,593	585,409	576,297	574,205
Stockholders’ equity	90,547	89,375	87,732	82,588	78,845

Key Ratios
Return on average equity	7.51%	8.71%	9.64%	10.62%	10.72%
Return on average assets	0.84%	1.06%	1.14%	1.22%	1.16%
Loans to deposits	91.33%	82.49%	85.17%	79.65%	82.24%
Capital to assets	11.24%	11.12%	11.90%	11.46%	11.22%
Dividend payout	48.77%	42.00%	36.63%	30.31%	30.02%

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policy and Estimates
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Company follows general practices within the financial services industry in which it operates. At times the application of these principles requires Management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event.
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
The ALLL represents management’s estimate of credit losses inherent in the Bank’s loan portfolio at the report date. The estimate is a composite of a variety of factors including past experience, collateral value, and the general economy. ALLL includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.
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

2008 in Review
Changing the mix of the balance sheet was the biggest goal achieved in 2008. The acquisition of Knisely Bank with total assets of $42.5 million was completed on December 31, 2007. With the acquisition came increased liquidity and a need to better utilize the cash assets. Loan growth was at the top of the list for use of excess cash. Growth of 7.42%, or $38.9 million, occurred in the loan portfolio in comparing year end 2008 to 2007. Cash balance at December 31, 2008 decreased 57.3%, or $28 million, from December 31, 2007 balance to end at $21.9 million. In comparing year end balances, loan growth was also funded by a decrease in the investment portfolio of $7.8 million, an increase in Federal Home Loan Bank (FHLB) borrowings of $13.8 million and an increase of $6.9 million in the securities under agreement to repurchase. Overall total assets grew to a record high of $805.7 million.
The Knisely Bank purchase also added goodwill of slightly over $4 million to the balance sheet along with $1.1 million of core deposit intangible and fair value adjustments for both loans and buildings. Additional acquisition costs of $67 thousand paid in 2008 increased goodwill to $4.07 million. The transaction was completed as an asset purchase for tax purposes. The Bank extended its market area and is able to provide many additional services to the Indiana communities of Butler and Auburn. The bank continued with the extension of its footprint in Indiana when another office opened in Angola in late summer 2008.
The Bank launched a new product offering in March 2008: Reward Checking. The product is a free checking account which pays a high rate of interest to customers who agree to three qualifications each statement cycle. The three qualifications enable the Bank to deliver the high interest rate as they create efficiencies or increase non-interest revenue to the Bank. As will be shown later, the increase in interest bearing liabilities is in large part due to the success of this product. It has been extremely well received by customers and embraced by the Bank’s employees. It has exceeded expectations at this point and continues to be the product of choice for a new checking customer. At year end 2008, it had the second highest balance at over $29 million within the business and consumer checking portfolio. More discussion will be focused on this product with the tables to follow.
The foundation for emphasizing a more needs based sales culture was begun in 2007 with the kickoff of the “This Bank is Made For You and Me” campaign. This represents a change in the approach for customer service and a win-win situation for both the Bank and its customers. This is an on-going project with its own dedicated team manager to measure its success. It is to provide better customer service and more relationship building. The program continued to expand with all customer contact positions being exposed to it during 2008. The growth in both loans and Reward checking are largely attributed to the improved needs-based sales culture.

Material Changes in Results of Operations
The discussion now turns to more financial based results and trends as a result of 2008 operations. The increase in non-interest income of customer service fees of $235 thousand over 2007 is attributed to the increase in overdraft fees generated by the increased volume of checking accounts. The overall portfolio grew 16% in number of accounts over 2007. This growth was the impact of the Knisely acquisition and Reward checking. The increased non-interest income in overdraft fees reversed the trend of decreased fees in 2007. Important to note, however, is that the trend of 2007 was caused by a loss of income generated as customers’ accounts were overdrawn less in 2007. The average overdraft fees paid per account were $6.77 less in 2008 than in 2007. The increased revenue was due to the growth in the volume of accounts not the charges paid per account. Overall, 2008’s overdraft charges were higher than 2007’s but below 2006’s. This was offset by the decrease in other service charges and fees of $247 thousand. This decrease in revenue was mainly a loss on sale of assets compared to a gain in 2007. $131 thousand of the loss was attributed to Other Real Estate Owned (OREO) sales and $62.5 thousand to loss on fixed assets which occurred mainly through the sale of an office building in Montpelier, Ohio which had relocated to another office in the same community. Lessening the decrease was the increased non-interest income generated by one of the high rate interest qualifications of Reward checking-twelve point-of-sale (POS) debit card transactions each statement cycle. Those fees, along with ATM fees, increased $218.5 thousand over 2007. The average number of POS transactions is 26 for a Reward checking customer compared to an average of 8 for a free checking customer. This is a part of the reason the Bank can pay a higher interest rate on this product, creating a change in customers’ behavior that rewards both the customer and the Bank.
With the increase in customer service fees offset by the decrease in other service charges and fees, the net gain in non-interest income of $94 thousand over 2007 was achieved through an increase in net gain on sale of loans and sale of securities. The net gain on sale of loans was caused by the increased volume of loans sold during 2008. For a further breakdown of mortgage servicing rights, see Note 6 of the audited financial statements. The gain on sale of security was derived from the sale of stock in a banker’s bank. As a bank chartered under the State of Ohio, the Bank may not hold stock in two banker’s banks. Therefore, the acquisition of Knisely facilitated the need to sell stock in one of the banker’s banks as the F&M already held stock in one entity and Knisely held stock in a different banker’s bank. The gain is from the sale of one of those stocks.
Non-interest expenses were $2.6 million higher than 2007 and $2.8 million higher than 2006. The increase in 2007 as compared to 2006 was impacted by mainly two issues: cost of health benefits and other general and administrative expenses. Important to note is the Bank’s focus on doing more with less — reflected in the decline of salaries and wages expense for those two years. 2007 had the addition of the Perrysburg office in the fourth quarter and 2008 began with the addition of the two Indiana offices with a third in the summer. The number of full time equivalent employees increased 17 to 258, as of year end 2008, from 3rd quarter 2007’s 241. Salary expense increased for 2008 by $630 thousand due to increased staffing. Dollars spent on incentive or bonus decreased $107 thousand for 2008 compared to 2007. The trend is reversed in the employee benefits as it is an increasing upward trend. 2008 was $214 thousand higher than 2007 and 2007 was $348 thousand higher than 2006. 2008’s increase in employee benefits was driven by a $174 thousand increase in miscellaneous personnel expense and a $42 thousand increase in the Bank’s Owned Life Insurance (BOLI) retirement expense. Miscellaneous personnel expense includes the cost of Bank sponsored employee outings such as the Christmas party, summer outings, and the use of employment agencies (head hunters). Many staffing positions required special qualifications and needed the aid of an employment agency to locate personnel. This cost drove the miscellaneous personnel expense higher in 2008. At the beginning of 2008, a liability was established for post retirement benefits of officers participating in the BOLI. The original entry was posted as an adjustment to retained earnings. The additional expense of $42 thousand over 2007 was to increase the liability to record the expense applicable to 2008. The benefit cost of the pension plan was lower in 2008 as the profit sharing percentage contribution for the Bank was lower due to the lower profit level. The percentage awarded was the lowest since the 401-K plan was established. The higher cost of employee benefits in 2007 over 2006 was attributable both to the health insurance premium expense of the coverage and an increased level of claims. During 2007, alternatives were explored to minimize the exposure for a new Health Savings Accounts option. A wellness benefit was also added to the plans to help defray the cost of the higher deductibles. Employees were given a choice to participate in the Health Savings option or the traditional insurance plan. Over 70% of the employees chose the HSA option and claims were lower in 2008. Even with the Bank’s contribution to the employee’s HSA, group insurance expense for 2008 was $51 thousand lower.
Occupancy expense increased $465 thousand over 2007 after 2007 saw a decrease of $41 thousand. With the increased number of offices, costs such as real estate taxes and depreciation also increased. Angola added the first lease expense for an office. Renovations were also completed to the Auburn office during 2008. The other factor in the increased expense was caused by the decreased building rent received from the Bank’s brokerage division, FM Investments. The bank receives revenue through its partnership with Raymond James in the form of building rent. A difficult market environment and a change in staffing caused a $204.7 thousand decrease in the revenue generated.
Furniture and Equipment expense showed an increase in 2008 of $122 thousand over 2007 and just a $22 thousand increase over 2006. Increased offices again contributed to the expense along with the purchase of a new bank wide phone system which was approved and implementation begun in 2008. The replaced system was antiquated and parts for repairs were becoming difficult and expensive to find. The Perrysburg and Angola offices had systems compatible to the new system installed in anticipation of the replacement. The new phone system utilizes the Bank’s wide area data network or VOIP (voice over internet protocol). The increased depreciation expense will be offset by a cost savings in long distance and telephone line usage in the coming years.
With the increased number of checking accounts mentioned earlier and combined with the overall increase in all accounts from the Knisely acquisition, data processing also increased. A large portion of the Bank’s costs are based on the volume or number of accounts. The increased expense trend from 2006 to 2008 directly correlates to growth attained during those years.
Other general and administrative has the same trend as data processing: increasing. In 2008, the increase came from the amortization of the $1.1 million core deposit intangible created from the Knisely acquisition, equaling $157 thousand for 2008. In addition, advertising increased $107 thousand focusing on our newer markets and communication to our new customers from the acquisition. Tied to this also are the increased consulting fees of $122 thousand from the needs-based sales training and Reward checking consultation. Two other contributors to the 2008 increase of $838 thousand over 2007 were a reflection of the economy: an increase of $92 thousand in loan and collection expense and a $137 thousand increase in miscellaneous NSF checks and other losses. The Bank experiences an increase in fraudulent activity and scams tried on our customers as the economy deteriorates. The staff works diligently to help detect the scams to save our customers but unfortunately, a few slip through the cracks. Lastly, FDIC assessments increased $84 thousand during 2008. This line item will represent a significant increase in 2009 as the percentage of assessment has increased and the Bank will have applied all of its previous credits. In 2007, the increase in other general and administrative cost was due to the expense of Ohio sales use tax. An audit covering the period of 2000 through 2007 was conducted in 2007. It was discovered that many out of state vendors and small service providers were not charging the Bank for sales tax. An additional $177 thousand of expense was incurred from the findings. Procedures were established to process invoices without sales tax and any future audit would be limited to a three year look back period.
The last large item to be discussed is the Provision for Loan Losses. A tough economic environment existed for most businesses in northwest Ohio during 2007 and 2008. In 2008, the provision expense was $916 thousand higher than 2007. Gross charge-offs were 62.5% or $985 thousand higher. Recoveries were less than half of 2007, making net charge-offs $1.4 million higher in 2008. In 2007, gross charge-offs were up 60% over 2006 with net charge-offs up 164% or $526 thousand higher as compared to 2006. The provision is presented in depth in the pages to follow; however it was important to note the impact here.
Overall, the Company had a solid year of performance in a radical changing and challenging economic environment. The goal of repositioning the balance sheet and the introduction of Reward checking were two major accomplishments. The Bank is prepared to weather the current tough economic environment. The Bank compared favorably to peer both regionally and nationally, though net income was lower in 2008 than 2007 and 2006. It is well capitalized and looking for growth while focusing on controlling costs.
Net Interest Income
The net interest margin tightened slightly during 2008 from the volatile rate environment triggered by the Federal Reserve decreases throughout 2008. Interest income decreased from loan rate adjustments and outpaced the increase from the growth in loans and improvement in other interest earning assets. Overall, interest income decreased $1.6 million during 2008. Fortunately, it did not outpace the decreased 2008 interest cost of the liabilities used for funding of $3.6 million. The results are an interest earning yield of 6.03% with an interest cost yield of 2.82% resulting in a net interest spread of 3.21% for 2008 as compared to 3.04% for 2007. Net interest margin decreased to 3.60% in 2008 from 3.62% in 2007.
Interest income was $43.8 million for 2008, $45.4 million for 2007, and $42.3 million for 2006. Interest expense was $18.1, $21.7, and $18.5 million respectively for 2008, 2007, and 2006. Net Interest income was at its highest at $25.7 million for 2008 as compared to the lower $23.7 million for both 2007 and 2006.
The following table presents net interest income, interest spread and net interest margin for the three years 2006 through 2008, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The table also shows their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax affected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.
As the charts indicate, the Company experienced significant increased growth on an average basis for year 2008 compared to 2007 and 2006. Interest earning assets average balance increased during all periods. The biggest component of the interest earning assets was loans with 2008’s average $41.5 million higher than 2007 and 2007’s average being $2.4 million higher than 2006. The increase in yield for 2007 for interest earning assets as compared to 2006 was reversed with a more drastic decrease in yield in all categories during 2008. Interest income on loans was impacted not only by the lower adjusted stated interest rate but also due to interest income reversed due to loans being placed in non-accrual.

Overall, the tax equivalent yield on interest earning assets decreased to 6.03% compared to 6.84% and 6.49% for 2007 and 2006 respectively. The percentage of interest earning assets to total assets increased slightly in 2008 over 2007 and remained above 90% at a respectable 93.14% for 2008.
As stated previously, the decreased yield on the assets was fortunately outpaced by the decreased cost of funds. The average balances for interest bearing liabilities increased only $66.2 million compared to 2007 and $83.3 million as compared to 2006. While the balance increased, the costs on those funds were significantly lower. The average cost for 2008 was 2.82% compared to 2007’s 3.77% and 2006’s 3.32%. The balances in non-interest bearing liabilities also increased during the last three years.
As stated previously, the charts show the constriction of the net interest margin from 2006 to 2008. The largest tightening occurred during 2007. Net interest spread decreased 14 basis points during 2007 and increased 17 basis points during 2008. Net interest margin dropped 2 basis points in 2008 compared to 2007 and a 10 basis point drop from 2006. Competition played a major role in the pressure applied on these margins along with the fluctuating rate environment and the slope of the yield curve during 2007 and 2008. The ability to grow loans was directly impacted by the ability to aggressively price the loans and finding borrowers wishing to borrow. The continued decrease in the prime lending rate and deterioration of the economy made any improvement in interest income very difficult. The two biggest factors in the decrease of interest expense in the liabilities were the volume of other time deposits that re-priced to a significantly lower rate during 2008 and the large drop in the Federal Funds rate which directly impacted the Federal funds purchased and securities sold under agreement to repurchase. The acquisition had a major impact on the average balances in 2008 as compared to 2007.
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

	2008
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate

ASSETS
Interest Earning Assets:
Loans (1)	$544,310	$34,994	6.46%
Taxable investment securities	146,877	6,963	4.74%
Tax exempt investment securities	42,361	1,594	5.70%
Interest bearing deposits	—	—	0.00%
Federal funds sold	9,423	273	2.90%

Total Interest Earning Assets	742,971	$43,824	6.03%

Non-Interest Earning Assets:
Cash and cash equivalents	19,399
Other assets	35,317

Total Assets	$797,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$240,880	$2,760	1.15%
Other time deposits	314,005	12,467	3.97%
Other borrowed money	38,110	1,747	4.58%
Federal funds purchased and securities sold under agreement to repurchase	49,014	1,127	2.30%

Total Interest Bearing Liabilities	642,009	$18,101	2.82%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	53,208
Other	12,928

Total Liabilities	708,145
Shareholders’ Equity	89,542

Total Liabilities and Shareholders’ Equity	$797,687

Interest/Dividend income/yield		$43,824	6.03%
Interest Expense / yield		18,101	2.82%

Net Interest Spread		$25,723	3.21%

Net Interest Margin			3.60%

	2007
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate

ASSETS
Interest Earning Assets:
Loans (1)	$502,815	$37,429	7.48%
Taxable investment securities	132,047	6,181	4.68%
Tax exempt investment securities	40,433	1,533	5.74%
Interest bearing deposits	286	17	5.94%
Federal funds sold	5,658	264	4.67%

Total Interest Earning Assets	681,239	$45,424	6.81%

Non-Interest Earning Assets:
Cash and cash equivalents	17,318
Other assets	29,684

Total Assets	$728,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$193,539	$3,978	2.06%
Other time deposits	312,515	14,424	4.62%
Other borrowed money	28,233	1,317	4.66%
Federal funds purchased and securities sold under agreement to repurchase	41,549	2,003	4.82%

Total Interest Bearing Liabilities	575,836	$21,722	3.77%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	44,553
Other	19,029

Total Liabilities	639,418
Shareholders’ Equity	88,823
Total Liabilities and Shareholders’ Equity	$728,241

Interest/Dividend income/yield		$45,424	6.81%
Interest Expense / yield		21,722	3.77%

Net Interest Spread		$23,702	3.04%

Net Interest Margin			3.62%

		2006
		( In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans (1)	$484,364	$35,069	7.28%
Taxable investment securities	129,406	5,070	3.92%
Tax exempt investment securities	49,202	1,858	5.72%
Interest bearing deposits	305	13	4.26%
Federal funds sold	5,086	259	5.09%

Total Interest Earning Assets	668,363	$42,269	6.49%

Non-Interest Earning Assets:
Cash and cash equivalents	17,145
Other assets	26,881

Total Assets	$712,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$192,754	$3,784	1.96%
Other time deposits	305,586	12,063	3.95%
Other borrowed money	30,311	1,268	4.18%
Federal funds purchased and securities sold under agreement to repurchase	30,042	1,420	4.73%

Total Interest Bearing Liabilities	558,693	$18,535	3.32%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	45,531
Other	23,764

Total Liabilities	627,988
Shareholders’ Equity	84,401

Total Liabilities and Shareholders’ Equity	$712,389

Interest/Dividend income/yield		$42,269	6.49%
Interest Expense / yield		18,535	3.32%

Net Interest Spread		$23,734	3.18%

Net Interest Margin			3.72%

The primary source of the Company’s traditional banking revenue is net interest income. Net interest income is the difference between interest income on interest earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earning assets and liabilities. The change in net interest income is most often measured as a result of two statistics — interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities supporting those funds represents the interest spread. Because non-interest bearing sources of funds such as demand deposits and stockholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

		2008 vs 2007
		(In Thousands)
	Net	Due to Change in
Interest Earned On:	Change	Volume	Rate
Loans	$(2,435)	$3,104	$(5,539)
Taxable investment securities	782	694	88
Tax-exempt investment securities	61	111	(50)
Interest bearing deposits	(17)	(17)	—
Federal funds sold	9	176	(167)

Total Interest Earning Assets	$(1,600)	$4,068	$(5,668)

Interest Paid On:
Savings deposits	$(1,218)	$973	$(2,191)
Other time deposits	(1,957)	69	(2,026)
Other borrowed money	430	460	(30)
Federal funds purchased and
securties sold under agreement to repurchase	(876)	360	(1,236)

Total Interest Bearing Liabilities	$(3,621)	$1,862	$(5,483)

		2007 vs 2006
		(In Thousands)
	Net	Due to Change in
	Change	Volume	Rate
Interest Earned On:
Loans	$2,360	$1,343	$1,017
Taxable investment securities	1,111	103	1,008
Tax-exempt investment securities	(325)	(502)	177
Interest bearing deposits	4	(1)	5
Federal funds sold	5	29	(24)

Total Interest Earning Assets	$3,155	$972	$2,183

Interest Paid On:
Savings deposits	$194	$15	$179
Other time deposits	2,361	274	2,087
Other borrowed money	49	(87)	136
Federal funds purchased and securties sold under agreement to repurchase	583	544	39

Total Interest Bearing Liabilities	$3,187	$746	$2,441

Interest rates began to drop at the end of third quarter 2007 and continued that course throughout 2008. With the increase in average balances during 2008, the significant increase in interest was to be expected due to change in volume. The difference in the two comparisons is the directions of change due to interest rates- 2008 vs. 2007 the opposite of 2007 vs. 2006. What did remain the same in the two comparisons is that the change in interest expense out paced the change in interest income. With the pausing of Federal Fund rate hikes the second half of 2006 the bank focused on keeping “specials” shorter term going into 2007. This strategy helped to slow the increase during 2007 as only $2.1 million of the interest expense was attributed to rate. As rates began to fall in the fourth quarter of 2007, this strategy continued to help in 2008 as interest expense decreased $2 million due to rate. While the change in net interest income was minimal in 2007 vs. 2006, it increased over $2 million on a tax equivalent basis in 2008 vs. 2007.
Allowance for Credit Losses
The Company segregates its Allowance for Loan and Lease Losses (ALLL) into two reserves: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL).
The ACL decreased during 2008 as compared to 2007 as actions were taken to bring the carrying value of troubled loans to their recoverable balance. $2.6 million in loans were charged off in 2008 compared to $1.6 million for 2007 and $.99 million for 2006. The Company increased the allowance for credit losses for 2007 as $301 thousand of the increase was the allowance that came across from the acquisition. The allowance stands at $5.7 million for 2008 compared to $6.1 million for 2007 and $5.8 million for 2006. Provision expense was up $916 thousand for 2008 and $346 thousand for 2007 which totaled $1.8 million for 2008 compared to $871 thousand for 2007 and $525 thousand for 2006. The AULC decreased during 2007, ending at $156 thousand for 2007 and increased to $225 thousand for 2008. Historical factors along with current economic conditions are part of the calculation to determine the adequacy of the allowance.

Non-interest Income
Non-interest income of $6.5 million is almost equivalent to 2007 and 2006, up only $94 thousand from 2007 and 2007 down only $46 thousand from 2006. The largest fluctuations in non-interest income were impacted with the acquisition and the introduction of Reward checking. Overdraft privilege remains an important portion of non-interest income; even though overall usage has decreased per average account; the growth in the number of accounts outweighs it.
Non-interest Expense
Salaries and wages increased in 2008 as compared to 2007. Full time equivalent numbers of employees for December 2008 compared to September 2007 increased by seventeen with the addition of new offices. The incentive paid based on performance for 2008 was lower than both 2007 and 2006 as the overall performance of the Bank was lower. Employee benefits were lower as the Bank’s cost for medical insurance decreased during 2008 with lower claims and 401(k) expense was lower due to performance. This impact was discussed earlier.
Also impacting non-interest expense was the increased costs associated with being a bigger company and providing more physical locations at which to conduct business.
A factor in 2007’s $257 thousand increase in non-interest expense was the additional cost from the Ohio Sales Use Tax audit discussed previously. The focus of the Company remains to decrease the non-interest expense while increasing the non-interest income. Continuing to contain the cost of providing health care for its employees is a step in that direction. Additional revenue generating services and/or products are also constantly being researched for compatibility with the Company’s markets.
Federal Income Taxes
Effective tax rates were 26.71%, 26.78%, and 27.63%, for 2008, 2007, and 2006, respectively. The Company increased its tax-exempt holdings in 2005 with 2006’s average investment balance in tax-exempt securities at $49.2 million. The effect of tax-exempt interest from holding tax- exempt securities and Industrial Development Bonds (IDBs) was $654, $650, and $749 thousand for 2008, 2007, and 2006, respectively.
Financial Condition
Average earning assets increased $61.7 million during 2008 over 2007 and were higher by $73.6 million as compared to 2006. The main cause of fluctuation was caused by the acquisition and repositioning the balance sheet. Average interest bearing liabilities increased $66.2 million over 2007 and $83.3 million from 2006. The increase in 2008 over 2007 and 2006 was from the acquisition and to fund the increase in loans.

Securities
Security balances as of December 31 are summarized below:

		(In Thousands)
	2008	2007	2006
U.S. Government agency	$82,675	$104,737	$91,355
Mortgage-backed securities	51,826	39,367	31,264
State and local governments	43,160	41,467	45,495

	$177,661	$185,571	$168,114

The following table sets forth (dollars in thousands) the maturities of investment securities as of December 31, 2008 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
U.S. Government agency	24,882	3.63%	32,865	4.66%
Mortgage-backed securities	5,460	3.44%	36,844	4.77%
State and local governments	7,195	3.66%	15,601	3.64%
Taxable state and local governments	543	6.29%	2,079	3.50%

	Maturities
	(Amounts in Thousands)
	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield

U.S. Government agency	24,928	5.35%	—	0.00%
Mortgage-backed securities	9,469	5.37%	53	4.89%
State and local governments	16,932	3.92%	810	3.91%
Taxable state and local governments	—	0.00%	—	0.00%
As of December 31, 2008 the Bank did not hold a large block of any one investment security, except for U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $4.2 million. This is required in order to obtain Federal Home Loan Bank Loans. The Bank also acquired stock in the Federal Home Loan Bank of Indianapolis at a cost of $231.4 thousand and Banker’s Bancorp, Inc at a cost of $50.8 thousand through its acquisition of Knisely Bank. There were no borrowings at the time of acquisition associated with Federal Home Loan Bank of Indianapolis. The Bank also owns stock of Farmer Mac with a carrying value of
$27.4 thousand which is required to participate loans in the program.
Loan Portfolio
The Bank’s various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.
The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, including loans held for sale:

	(In Thousands)
	2008	2007	2006	2005	2004

Loans:
Commercial Real Estate	$226,761	$181,340	$162,363	$113,283	$102,314
Agricultural Real Estate	48,607	45,518	49,564	50,777	49,772
Consumer Real Estate	89,773	102,660	86,688	115,831	133,772
Commercial/industrial	112,526	104,188	101,788	81,893	88,303
Agricultural	56,322	58,809	69,301	61,502	56,239
Consumer	26,469	27,796	27,388	31,935	38,768
Industrial Development Bonds	7,572	9,289	7,335	9,237	10,687

Total Loans	$568,030	$529,600	$504,427	$464,458	$479,856

The following table shows the maturity of loans as of December 31, 2008:

	Maturities (In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total

Commercial Real Estate	$3,976	$28,661	$194,124	$226,761
Agricultural Real Estate	495	4,363	43,749	$48,607
Consumer Real Estate	3,098	13,974	72,701	$89,773
Commercial and Industrial Loans	49,955	39,159	23,412	$112,526
Agricultural	38,574	16,333	1,415	$56,322
Consumer, Master Card and Overdrafts	4,956	19,452	2,061	$26,469
Industrial Development Bonds	5,245	1,270	1,057	$7,572
The following table presents the total of loans due after one year which has 1) predetermined interest rates and 2) floating or adjustable interest rates:

	(In Thousands)
	Fixed	Variable
	Rate	Rate

Commercial Real Estate	$32,865	$189,920
Agricultural Real Estate	7,175	40,938
Consumer Real Estate	27,642	59,715
Commercial and Industrial	34,724	24,276
Agricultural	15,593	2,155
Consumer, Overdrafts and other loans	24,036	1,200
Industrial Development Bonds	2,055	—

The following table summarizes the Company’s non-accrual and past due loans as of December 31 for each of the last five years:

	(In Thousands)
	2008	2007	2006	2005	2004

Non-accrual loans	$13,575	$4,918	$4,254	$4,663	$6,059
Accruing loans past due 90 days or more	2,524	—	—	—	393

Total	$16,099	$4,918	$4,254	$4,663	$6,452

Although loans may be classified as non-performing, some pay on a regular basis, many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $1.4 million for 2008, $313 thousand for 2007, and $174 thousand for 2006. Any collections of interest on non-accrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation needed. Total interest collections amounted to $332 thousand for 2008, $161 thousand for 2007, and $167 thousand for 2006. $20 thousand of interest collected in 2008 was applied to reduce the specific allocations, $40 thousand of interest collected in 2007 was applied to reduce the specific allocations, and $171 thousand of the interest collected in 2006 was applied to reduce the specific allocations for 2006.
Loans are placed on non-accrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The $13.6 million of non-accrual loans as of December 31, 2008 are secured. The loss of interest of $1.4 million on these non-accruals significantly impacted the yield on loans.
As of December 31, 2008 the Bank has $23.2 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed more frequently than quarterly.
The amount of the potential problem loans was considered in management’s review of the loan loss reserve required at December 31, 2008.
In extending credit to families, businesses and governments, banks accept a measure of risk against which an allowance for possible loan loss is established by way of expense charges to earnings. This expense, used to enlarge a bank’s allowance for loan losses, is determined by management based on a detailed monthly review of the risk factors affecting the loan portfolio, including general economic conditions, changes in the portfolio mix, past due loan-loss experience and the financial condition of the bank’s borrowers.
As of December 31, 2008, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $56 million with an additional $48.6 million in agricultural real estate loans. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.
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
The unallocated portion of the reserve for loan losses is determined based on management’s assessment of general economic conditions as well as specific economic factors in the Bank’s marketing area. This assessment inherently involves a higher degree of uncertainty. It represents estimated inherent but undetected losses within the portfolio that are probable due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition and other current risk factors that may not have yet manifested themselves in the Bank’s historical loss factors used to determine the allocated component of the allowance.
Actual charge-off of loan balances is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors, including, but not limited to, general economic conditions, financial condition of the borrower, and collateral.
As presented below, charge-offs increased to $2.56 million for 2008, and the provision was $1.8 million. An additional $301 thousand is showing in the provision line for 2007 which represents the allowance for loan losses that was carried over from the acquisition. The Commercial and Industrial portfolio was the only segment in a net recovery for 2008 and 2007. The negative provision of 2005 was necessary to decrease the allowance because of the overall decrease of the loan portfolio and the improved asset quality position. The decrease in the total allowance for credit losses for 2006 was due to the continued improvement in the asset quality position and reassessment of the risk existent in the unfunded loan commitments. The improvement in the ratio of net charge offs to average loans outstanding is evidence of the improved asset quality during that period.
The increase in net charge-offs and past due loans along with the loan growth were the reasons for the increase in the ALLL for 2007. The decrease in the ALLL for 2008 is due to the large level of charge-offs taken. The remaining troubled loans are reviewed monthly and the underlying discounted collateral is considered adequate to minimize future losses.

     The following table presents a reconciliation of the allowance for credit losses:

	(In Thousands)
	2008	2007	2006	2005	2004

Loans	$568,030	$529,600	$504,427	$464,488	$479,681

Daily average of outstanding loans	$544,859	$503,296	$484,663	$469,326	$491,104

Allowance for Loan Losses-Jan. 1	$5,922	$5,594	$5,388	$6,814	$6,614
Loans Charged off:
Commercial Real Estate	—	376	214	82	11
Agricultural Real Estate	—	—	—	—	20
Consumer Real Estate	194	252	167	347	537
Commercial and Industrial	71	538	282	933	417
Agricultural	1,912	42	—	12	102
Consumer & Other Loans	384	368	322	722	739

	2,561	1,576	985	2,096	1,826

Loan Recoveries:
Commercial Real Estate	—	25	2	—	—
Agricultural Real Estate	—	—	214	20	—
Consumer Real Estate	87	5	24	52	38
Commercial and Industrial	78	359	—	580	514
Agricultural	4	103	74	31	185
Consumer & Other Loans	179	240	352	412	405

	348	732	666	1,095	1,142

Net Charge Offs	2,213	844	319	1,001	684

Provision for loan loss	1,787	871	525	(425)	884

Acquisition allowance for loan loss	—	301	—	—	—

Allowance for Loan & Lease Losses — Dec 31	$5,496	$5,922	$5,594	$5,388	$6,814
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	$226	$156	$168	$841	$686

Total Allowance for Credit Losses — Dec 31	$5,722	$6,078	$5,762	$6,229	$7,500

Ratio of net charge-offs to average
Loans outstanding	0.41%	0.17%	0.07%	0.21%	0.14%

Allocation of the allowance for credit losses per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2008		2007		2006		2005		2004
	Amount		Amount		Amount		Amount		Amount
	(000’s)%		(000’s)%		(000’s)%		(000’s)%		(000’s)%

Balance at End of Period Applicable To:
Commercial Real Estate	$1,810	39.92%	$1,358	34.24%	$1,221	32.19%	$756	24.39%	$671	21.32%
Agricultural Real Estate	130	8.56%	117	8.60%	162	9.82%	88	10.93%	264	10.37%
Consumer Real Estate	386	15.80%	381	19.39%	288	17.19%	719	24.95%	615	27.88%
Commercial & Industrial	2,278	19.81%	1,859	19.67%	2,721	20.18%	2,246	17.63%	3,152	18.40%
Agricultural	413	9.92%	1,676	11.10%	250	13.74%	275	13.24%	423	11.72%
Consumer, Overdrafts and other loans	479	5.99%	531	7.00%	634	6.88%	526	8.86%	665	10.31%
Unallocated	—		—		318		778		1,024

Allowance for Loan & Lease Losses	$5,496	100.00%	$5,922	100.00%	$5,594	100.00%	$5,388	100.00%	$6,814	100.00%
Off Balance Sheet Commitments	$226		$156		$168		$841		$686

Total Allowance for Credit Losses	$5,722		$6,078		$5,762		$6,229		$7,500

Deposits
The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2008 are as follows:

(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year

Time Deposits	$16,146	$17,507	$10,456	$32,975
The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Demand	NOW	Savings	Time
	Deposits	Accounts	Accounts	Accounts

December 31, 2008:
Average balance	$52,152	$130,887	$109,993	$314,005
Average rate	0.00%	1.46%	0.77%	3.97%
December 31, 2007:
Average balance	$44,331	$84,674	$108,864	$312,515
Average rate	0.00%	2.30%	1.87%	4.58%
December 31, 2006:
Average balance	$45,531	$83,154	$109,601	$305,586
Average rate	0.00%	2.16%	1.81%	3.95%
Liquidity
Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management’s top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $220 million for 2008, compared to $196 million for 2007, and $198 million for 2006. This represented 28.0 percent, 26.9 percent, and 27.6 percent of total average assets, respectively. Of the almost $178 million of debt securities in the company’s portfolio as of December 31, 2008, $33.1 million or 21.5 percent of the portfolio is expected to mature in 2009. Taking into consideration possible calls of the debt securities, the amount climbs to $71.2 million or 40.0 percent of the portfolio becomes a source of funds. The availability of the funds may be reduced by the need to utilize securities for pledging purposes on public deposits. This liquidity provides the opportunity to fund loan growth without having to over aggressively price deposits.
Historically, the primary source of liquidity has been core deposits that include non-interest bearing demand deposits, NOW, money market accounts and time deposits of individuals. Core deposits increased as of year end balances in 2008, in all categories. Overall deposits increased an average of $53.4 million during 2008 compared to 2007’s increase over 2006 of $3.3 million in average deposits. These represent changes of 9.5 percent and 1.0 percent in average total deposits, respectively. The Bank also utilized Federal Funds purchased at times during 2008. The average balance for 2008 was $3.0 million.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company’s average loan to deposit ratio for 2008 was 87.81 percent, 2007 was 88.82 percent, and 2006 was 85.97percent. The lower ratio in 2008 is due to the lower loan to deposit ratio of the acquisition and utilizing excess funds to grow loans. 2007 and 2006 represents the increased loan growth outpacing deposit growth. The Company’s goal is for this ratio to be higher with loan growth the driver; this was achieved in 2006 and 2007.
Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $48.2 million at the end of 2008 compared to $41.3 million at the end of 2007 and to $34.8 million at the end of 2006. Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary. Following is a table showing the daily securities sold under agreement to repurchase activity for 2008, 2007, and 2006. These accounts are used to provide a sweep product to the Bank’s commercial customers.

	Securities Sold Under Agreement to Repurchase
			Maximum Amount
	Amount Oustanding		Borrowings Outstanding	Approximate Average	Approximate Weighted
	at End of Period	Weighted Average Rate	Month End	Outstanding in Period	Average Interest Rate
	(000’S)	End of Period	(000’s)	(000’s)	For the Period

2008	$40,014	0.50%	$47,644	$40,113	1.96%

2007	$35,059	3.72%	$39,205	$31,513	4.64%

2006	$28,433	4.83%	$29,712	$23,903	3.64%
Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source increased by $13.8 million to $45.6 million at December 31, 2008. This compares to increased borrowings during 2007 of $8.6 million to $31.8 million at December 31, 2007 and decreased borrowings during 2006 of $11.7 million to $23.2 million to end at December 31, 2006. The increased borrowings in 2008 and 2007 were used to fund loan growth and were a cheaper source of funds than certificate of deposits. The decreased borrowings were payoffs of matured notes in 2006. Sufficient funds were available to fund growth so new advances were not needed in 2006.
Asset/Liability Management
The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest bearing liabilities. It involves the management of the balance sheet mix, maturities, re-pricing characteristics and pricing components to provide an adequate and stable net interest margin with an acceptable level of risk. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.
Changes in net income, other than those related to volume arise when interest rates on assets re-price in a time frame or interest rate environment that is different from that of the re-pricing period for liabilities. Changes in net interest income also arise from changes in the mix of interest-earning assets and interest-bearing liabilities.
Historically, the Bank has maintained liquidity through cash flows generated in the normal course of business, loan repayments, maturing earning assets, the acquisition of new deposits, and borrowings. The Bank’s asset and liability management program is designed to maximize net interest income over the long term while taking into consideration both credit and interest rate risk.
Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to the market rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest rate sensitive than passbook savings accounts. The Bank utilizes shock analysis to examine the amount of exposure an instant rate change of 100, 200, and 300 basis points in both increasing and decreasing directions would have on the financials. Acceptable ranges of earnings and equity at risk are established and decisions are made to maintain those levels based on the shock results.
Impact of Inflation And Changing Prices
The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate

3.29%	-8.10%	Rising	3.00%	25,909	-8.15%

3.39%	-5.37%	Rising	2.00%	26,677	-5.42%

3.49%	-2.67%	Rising	1.00%	27,440	-2.72%

3.58%	0.00%	Flat	0	28,207	0.00%

3.65%	1.89%	Falling	-1.00%	28,882	2.39%

3.67%	2.49%	Falling	-2.00%	29,104	3.18%

3.68%	2.64%	Falling	-3.00%	29,265	3.75%
The shock chart currently shows a tightening in net interest margin over the next twelve months. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index.
Contractual Obligations
Contractual Obligations of the Company totaled $398.3 million as of December 31, 2008. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years

Securities sold under agreement to repurchase	$48,214	$48,214	$—	$—	$—

Time Deposits	293,908	157,141	130,012	5,538	1,217

Dividends Payable	857	857

Long Term Debt	45,635	11,436	26,537	7,662	—

Total	$388,614	$217,648	$156,549	$13,200	$1,217

Capital Resources
Stockholders’ equity was $90.5 million as of December 31, 2008 compared to $89.4 million at December 31, 2007. Dividends declared during 2008 were $0.68 per share totaling $3.28 million, 6.25 percent higher than 2007’s declared dividends of $0.64 per share. During 2008, the Company purchased 171,889 shares and awarded 10,000 restricted shares to 51 employees under its long term incentive plan. 245 shares were forfeited during 2008. At year end 2008, the Company held 418,294 shares in Treasury stock and 23,575 in unearned stock awards. The Company purchased 228,000 shares throughout 2007. 8,760 shares were awarded to 46 employees in 2007. 740 restricted shares were forfeited during 2007 and 600 restricted shares whose vesting was accelerated were transferred to a retired employee. At December 31, 2007, the Company held 256,160 shares in Treasury stock and 17,240 in unearned stock awards. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. On January 16, 2009, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 225,000 shares of its outstanding common stock commencing January 16, 2009 and ending December 31, 2009.
At December 31, 2008, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 13.94% and 13.95%, respectively. Core capital to risk-based asset ratios of 10.69% and 13.06% are well in excess of regulatory guidelines. The Bank’s leverage ratio of 8.6% is also substantially in excess of regulatory guidelines as is the Company’s at 10.5%.
The Company’s subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts.
ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Farmers & Merchants Bancorp, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
February 25, 2009
Columbus, Ohio

Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Balance Sheet
December 31, 2008 and 2007
(000’s Omitted, Except Per Share Data)

	2008	2007

Assets
Assets
Cash and due from banks (Note 1)	$19,148	$21,753
Federal Funds Sold	1,739	27,134

Total cash and cash equivalents	20,887	48,887

Securities — available for sale (Note 3)	177,661	185,571
Other Securities, at cost (Note 3)	4,498	4,346
Loans, net (Note 4)	562,336	523,474
Premises and equipment (Note 5)	16,806	17,051
Goodwill (Note 2)	4,074	4,007
Other assets (Note 2, 6 & 10)	19,467	20,638

Total Assets	$805,729	$803,974

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$62,582	$75,670
Interest-bearing
NOW accounts	136,760	105,471
Savings	122,482	129,080
Time (Note 7)	293,908	324,372

Total deposits	615,732	634,593

Securities sold under agreement to repurchase (Note 8)	48,214	41,329
FHLB Advances (Note 9)	45,635	31,816
Dividend payable	857	795
Accrued expenses and other liabilities	4,744	6,066

Total liabilities	715,182	714,599

Stockholders’ Equity (Note 14 and 15)
Common stock — No par value — 6,500,000 shares authorized; 5,200,000 shares issued & outstanding	12,677	12,677
Treasury Stock — 418,294 Shares 2008, 256,160 Shares 2007	(8,727)	(5,366)
Unearned Stock Awards — 23,575 Shares 2008, 17,240 Shares 2007	(503)	(391)
Retained earnings	84,864	81,575
Accumulated other comprehensive income	2,236	880

Total stockholders’ equity	90,547	89,375

Total Liabilities and Stockholders’ Equity	$805,729	$803,974

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Statement of Income
Years Ended December 31, 2008, 2007 and 2006
(000’s Omitted, Except Per Share Data)

	2008	2007	2006

Interest Income
Loans, including fees	$34,994	$37,429	$35,069
Debt securities:
U.S. Treasury and government agency	6,634	5,813	4,615
Municipalities	1,697	1,635	2,086
Dividends	226	266	227
Federal funds sold	273	264	259
Other	—	17	13

Total interest income	43,824	45,424	42,269
Interest Expense
Deposits	15,227	18,402	15,847
Federal funds purchased and securities sold under agreements to repurchase	1,127	2,003	1,420
Borrowed funds	1,747	1,317	1,268

Total interest expense	18,101	21,722	18,535

Net Interest Income — Before provision for loan losses	25,723	23,702	23,734
Provision for Loan Losses (Note 4)	1,787	871	525

Net Interest Income After Provision
For Loan Losses	23,936	22,831	23,209
Noninterest Income
Customer service fees	3,436	3,201	3,548
Other service charges and fees	2,322	2,569	2,212
Net gain on sale of loans	708	617	683
Net gain (loss) on sale of securities	15	—	(10)

Total noninterest income	6,481	6,387	6,433
Noninterest Expenses
Salaries and Wages	8,715	8,084	8,304
Employee benefits (Note 11)	3,018	2,804	2,456
Occupancy expense	1,029	564	605
Furniture and equipment	1,443	1,321	1,421
Data processing	1,234	1,019	998
Franchise taxes	863	873	839
Mortgage servicing rights amortization (Note 6)	370	257	263
Other general and administrative	4,572	3,734	3,513

Total other operating expenses	21,244	18,656	18,399

Income Before Income Taxes	9,173	10,562	11,243

Income Taxes (Note 10)	2,450	2,828	3,107

Net Income	$6,723	$7,734	$8,136

Earnings Per Share — Basic and Diluted	$1.39	$1.52	$1.57

Weighted Average Shares Outstanding	4,846,310	5,097,636	5,186,329

See Notes to Consolidated Financial Statements

FARMERS & MERCHANTS BANCORP, INC AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders Equity
For the Years Ended December 31, 2008, 2007, and 2006
(000’s Omitted, Except per Share Data)

						Accumulated
	Shares of			Unearned		Other	Total
	Common	Common	Treasury	Stock	Retained	Comprehensive	Stockholders’
	Stock	Stock	Stock	Awards	Earnings	Income (Loss)	Equity

Balance— January 01, 2006	5,199,920	12,677	(2)	(113)	71,933	(1,907)	82,588
Comprehensive income (Note 1):
Net income	—	—	—	—	8,136	—	8,136
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects						933	933

Total comprehensive income							9,069
Purchase of Treasury Stock	(42,000)		(945)	—			(945)
Grant of Restricted Stock Awards-6100 shares (Net of Forfeiture — 200)	5,900		131	(131)			—
Cash dividends declared — $0.575 per share	—	—	—	—	(2,980)	—	(2,980)

Balance— December 31, 2006	5,163,820	12,677	(816)	(244)	77,089	(974)	87,732
Comprehensive income (Note 1):
Net income	—	—	—	—	7,734	—	7,734
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects						1,854	1,854

Total comprehensive income							9,588
Purchase of Treasury Stock	(228,000)		(4,710)	—			(4,710)
Shares issued for vested stock awards				13			13
Grant of Restricted Stock Awards-8760 shares (Net of Forfeiture — 740)	8,020		160	(160)			—
Cash dividends declared — $0.64 per share	—	—	—	—	(3,248)	—	(3,248)

Balance — December 31, 2007	4,943,840	$12,677	$(5,366)	$(391)	$81,575	$880	$89,375
Cumulative effect of adoption of EITF 06-4 for post retirement liability					(152)		(152)
Comprehensive income (Note 1):
Net income	—	—	—	—	6,723	—	6,723
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects					—	1,356	1,356

Total comprehensive income							8,079
Purchase of Treasury Stock	(171,889)		(3,576)	—			(3,576)
Shares issued for vested stock awards				98			98
Grant of Restricted Stock Awards-10,000 shares (Net of Forfeiture — 245)	9,755		215	(210)			5
Cash dividends declared — $0.68 per share	—	—	—	—	(3,282)	—	(3,282)

Balance—December 31, 2008	4,781,706	$12,677	$(8,727)	$(503)	$84,864	$2,236	$90,547

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Statement of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(000’s Omitted)

	2008	2007	2006

Cash Flows from Operating Activities
Net income	$6,723	$7,734	$8,136
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,132	1,059	1,107
Amortization of servicing rights	370	257	263
Amortization of Core Deposit Intangible	157	—	—
Provision for loan loss	1,787	871	525
Accretion and amortization of securities	300	131	382
Deferred income taxes (benefit)	(39)	(170)	282
(Gain) loss on sale of other assets	194	4	5
Realized (gain) loss on sales of securities, net	(15)	—	10
Change in other assets and other liabilities, net	(1,943)	(1,343)	2,670

Net cash provided by operating activities	8,666	8,543	13,380
Cash Flows from Investing Activities
Activity in securities:
Sales	25	215	19,006
Maturities, prepayments and calls	75,084	80,876	61,654
Purchases	(65,580)	(95,804)	(44,382)
Loan and lease originations and principal collections, net	(41,266)	6,620	(41,630)
Proceeds from sales of assets	1,102	—	1
Additions to premises and equipment	(1,081)	(2,675)	(428)
Purchase of Bank Owned Life Insurance	—	(3,000)	—
Net cash paid for acquisition	—	(2,400)	—

Net cash used in investing activities	(31,716)	(16,168)	(5,779)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(18,861)	12,108	9,112
Net change in federal funds purchased and securities sold under agreements to repurchase	6,885	6,511	13,660
Proceeds from issuance of long-term debt	19,600	15,000	—
Repayment of long-term debt	(5,781)	(6,417)	(11,720)
Purchase of Treasury Stock	(3,576)	(4,710)	(945)
Cash dividends paid on common stock	(3,217)	(3,227)	(3,050)

Net cash provided (used) by financing activities	(4,950)	19,265	7,057

Net Increase (Decrease) in Cash and Cash Equivalents	(28,000)	11,640	14,658

Cash and Cash Equivalents — Beginning of Year	48,887	37,247	22,589

Cash and Cash Equivalents — End of Year	$20,887	$48,887	$37,247

Supplemental Information
Cash paid during the year for:
Interest	$18,756	$21,721	$18,235

Income taxes	$2,445	$3,120	$2,757

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 1 — Summary of Significant Accounting Policies
Nature of Operations
The Farmers & Merchants Bancorp, Inc. (the Company) through its bank subsidiary, The Farmers & Merchants State Bank (the Bank) provides a variety of financial services to individuals and small businesses through its offices in Northwest Ohio and Northeast Indiana.
Consolidation Policy
The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution, and the Farmers & Merchants Life Insurance Company, a reinsurance company for life, accident and health insurance for the Bank’s consumer credits. The Farmers & Merchants Life Insurance Company was dissolved during 2007 with the Bank no longer offering the insurance product. All significant inter-company balances and transactions have been eliminated.
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
The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions in the agricultural industry.
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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 1 — Summary of Significant Accounting Policies (Continued)
Restrictions on Cash and Amounts Due from Banks
The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $3.0 million for December 31, 2008 and it was $1.5 million for December 31, 2007.
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
Other Securities
Other Securities consists of Federal Home Loan Bank of Cincinnati and Indianapolis stock, Bankers Bank stock, and Farmer Mac stock. These stocks are carried at cost and are held to enable the Bank to conduct business with the entities. The Federal Home Loan Banks sell and purchase their stock at par; therefore cost approximates market value. The Federal Home Loan Bank of Cincinnati stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the amount of unpaid principal, reduced by unearned discounts and deferred loan fees and costs, as well as, by the allowance for loan losses. Interest income is accrued on a daily basis based on the principal outstanding.
Generally, a loan is classified as nonaccrual and the accrual of interest income is generally discontinued when a loan becomes ninety days past due as to principal or interest and these loans are placed on a “cash basis” for purposes of income recognition. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal and accrued interest, and the loan is in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest receivable is charged against income.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 1 — Summary of Significant Accounting Policies (Continued)
Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as a net adjustment to the related loan’s yield. The Bank is generally amortizing these costs over the contractual life of such loans.
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to income. Loans deemed to be uncollectable and changes in the allowance relating to impaired loans are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 1 — Summary of Significant Accounting Policies (Continued)
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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 1 — Summary of Significant Accounting Policies (Continued)
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
The components of other comprehensive income and related tax effects are as follows:

	(In Thousands)
	2008	2007	2006
Net Unrealized gain (loss) on available-for-sale securities	$2,055	$2,810	$1,404
Tax Effect	(699)	(956)	(478)

Net-of-tax amount	1,356	1,854	926

Reclassification adjustment for gain on sale of available-for-sale securities	$—	$—	$10
Tax Effect	—	—	(3)

Net-of-tax amount	—	—	7

Other comprehensive income	$1,356	$1,854	$933

Post Retirement Liability
In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This issue was effective beginning January 1, 2008. The Issue was applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of January 01, 2008 approximating $152,000.
Reclassification
Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform with the 2008 presentation.
The Company’s Board of Directors declared a 4 for 1 stock split effective May 12, 2006. Therefore, all references in the financial statements and other disclosures related to the number of shares and per share amounts of the Company’s stock have been retroactively restated to reflect the increased number of shares outstanding.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 2 — Business Combination
On December 31, 2007, the Bank acquired 100% of the outstanding shares of Knisely Bank. Knisely Bank was merged with and into the Bank, and the Knisely Bank offices now operate as branches of the Bank. The merger enabled the Company to increase its market share in a community contiguous to its existing markets.
The aggregate acquisition cost of Knisely Bank was $10.4 million, which was all paid in cash. Direct acquisition costs approximated $222 thousand. The acquisition cost in excess of the net assets and identifiable intangible assets acquired, has been recorded as goodwill of $4 million. Goodwill that is deductible for tax purposes is approximately $3.85 million.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on      December 31, 2007:

(Dollars in Thousands)

Cash and Cash Equivalents	$8,154
Securities	50
Other Securities	297
Loans, Net of Allowance	31,734
Premises and Equipment	1,250
Core Deposit Intangible Asset	1,100
Goodwill	4,074
Other Assets	1,425

Total Assets Acquired	$48,084

Deposits	$37,076
Other Liabilities	387

Total Liabilities Assumed	$37,463

Net Assets Acquired	$10,621

In connection with the acquisition, the Company recognized core deposit intangible assets of $1.1 million, which are being amortized on a straight line basis over the estimated remaining economic useful life of the deposits of 7 years. There was no amortization of the core deposit intangibles for the year ended December 31, 2007, but $157,000 was amortized in 2008. Amortization of the core deposit intangibles remaining is scheduled to be as follows:

[(In Thousands)
2009	$157
2010	157
2011	157
2012	157
2013	157
Thereafter	158

$943

Note 3 — Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
NOTE 3 — Securities (Continued)

	(In Thousands)
	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agency	$80,477	$2,198	$—	$82,675
Mortgage-backed securities	50,831	1,052	57	51,826
State and local governments	42,964	561	365	43,160

	$174,272	$3,811	$422	$177,661

	(In Thousands)
	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agency	$103,512	$1,321	$96	$104,737
Mortgage-backed securities	39,461	187	281	39,367
State and local governments	41,264	302	99	41,467

	$184,237	$1,810	$476	$185,571

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

2008
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized		Unrealized
U S Government agency	$—	$—	$—	$—
Mortgage-backed securities	46	4,390	11	1,822
State and local governments	326	11,899	39	482

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
NOTE 3 — Securities (Continued)

	2007
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
U S Government agency	$—	$991	$96	$20,897
Mortgage-backed securities	2	5,079	279	13,803
State and local governments	4	1,621	95	13,117
Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.
The gross realized gains and losses for the years ended December 31, are presented below:

	(In Thousands)
	2008	2007	2006
Gross realized gains	$15	$—	$27
Gross realized losses	—	—	(37)

Net Realized Gains (Losses)	$15	$—	$(10)

Tax expense (benefit) related to net realized gains (losses)	$5	$—	$(3)

The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$15,188	$15,405
After one year through five years	39,834	40,764
After five years through ten years	55,231	56,769
After ten years	36,149	36,441

Subtotal	$146,402	$149,379
Mortgage Backed Securities	27,870	28,282

Total	$174,272	$177,661

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Investments with a carrying value and fair value of $155.9 million at December 31, 2008 and $161.9 million at December 31, 2007 were pledged to secure public deposits and securities sold under repurchase agreements.
Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock, Bankers Bank stock, and Farmer Mac stock.
NOTE 4 — Loans
Loans at December 31 are summarized below:

	(In Thousands)
	2008	2007

Loans:
Commercial Real Estate	$226,761	$181,340
Agricultural Real Estate	48,607	45,518
Consumer Real Estate	89,773	102,660
Commercial and industrial	112,526	104,188
Agricultural	56,322	58,809
Consumer, Overdrafts and other loans	26,469	27,796
Industrial Development Bonds	7,572	9,289

	568,030	529,600
Less: Deferred loan fees and costs	(198)	(204)

	567,832	529,396
Less: Allowance for loan losses	(5,496)	(5,922)

Loans — Net	$562,336	$523,474

The following is a maturity schedule by major category of loans:

	Principal Payments Due Within
		Two to	After
	One Year	Five Years	Five Years

Commercial Real Estate	$3,976	$28,661	$194,124
Agricultural Real Estate	495	4,363	43,749
Consumer Real Estate	3,098	13,974	72,701
Commercial and industrial loans	49,955	39,159	23,412
Agricultural	38,574	16,333	1,415
Consumer, Master Card and Overdrafts	4,956	19,452	2,061
Industrial Development Bonds	5,246	1,270	1,057

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 4 — Loans (Continued)
The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2008:

	(In Thousands)
	Fixed	Variable
	Rate	Rate

Commercial Real Estate	$36,610	$190,151
Agricultural Real Estate	7,643	40,964
Consumer Real Estate	29,066	60,707
Commercial and industrial loans	40,295	72,231
Agricultural	27,602	28,720
Consumer, Master Card and Overdrafts	25,135	1,334
Industrial Development Bonds	7,572	—
As of December 31, 2008, one to four family residential mortgage loans amounting to $72.1 million and $80.4 million, respectively have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.
As of December 31, 2008 and 2007 there were $8.9 million and $23.4 million, respectively, of undisbursed loans in process.
The following is an analysis of the allowance for credit losses:

	(In Thousands)
	2008	2007	2006

Allowance for Loan Losses
Balance at beginning of year	$5,922	$5,594	$5,388
Provision for loan loss	1,787	871	525
Loans charged off	(2,561)	(1,576)	(985)
Recoveries	348	732	666
Acquisition allowance for loan loss	—	301	—

Allowance for Loan & Leases Losses	$5,496	$5,922	$5,594

Allowance for Unfunded Loan Commitments & Letters of Credit	$226	$156	$168

Total Allowance for Credit Losses	$5,722	$6,078	$5,762

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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 4 — Loans (Continued)
The following is a summary of information pertaining to impaired loans:

	(In Thousands)
	2008	2007

Impaired loans without a valuation allowance	$9,582	$4,648
Impaired loans with a valuation allowance	2,095	4,619

Total impaired loans	$11,677	$9,267

Valuation allowance related to impaired loans	$466	$1,642
Total non-accrual loans	$13,575	$4,918
Total loans past-due ninety days or more and still accruing	$2,524	$—

	(In Thousands)
	2008	2007	2006

Average investment in impaired loans	$10,767	$6,975	$6,588

Interest income recognized on impaired loans	$341	$592	$288

Interest income recognized on a cash basis on impaired loans	$332	$161	$167

No additional funds are committed to be advanced in connection with impaired loans.
NOTE 5 — Premises and Equipment
The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2008	2007

Land	$3,510	$3,411
Buildings (useful life 15-39 years)	17,133	17,224
Furnishings (useful life 3-15 years)	10,226	9,843

	30,869	30,478
Less: Accumulated depreciation	(14,063)	(13,427)

Premises and Equipment (Net)	$16,806	$17,051

Note 6 — Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $251 and $252 million at December 31, 2008 and 2007, respectively.
The balance of capitalized servicing rights included in other assets at December 31, 2008 and 2007, was $2.0 and $1.9 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 6 — Servicing (Continued)
The fair market value of the capitalized servicing rights as of December 31, 2008 and 2007 was $2.7 million and $2.4 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type, term and new versus seasoned. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 7.7 and 8.9 were utilized for 2008 and 2007, respectively. All stratums showed positive values compared to carrying value using a discount yield of 8.0% for 2008 and 8.2% for 2007.
The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2008	2007

Beginning Year	$1,893	$1,798
Capitalized Additions	447	352
Amortization	(370)	(257)
Valuation Allowance	—	—

End of Year	$1,970	$1,893

Note 7 — Deposits
Time deposits at December 31 consist of the following:

	(In Thousands)
	2008	2007

Time deposits under $100,000	$216,824	$244,916
Time deposits of $100,000 or more	77,084	79,456

	$293,908	$324,372

At December 31, 2008 the scheduled maturities for time deposits are as follows:

(In Thousands)

2009	$157,141
2010	100,567
2011	29,448
2012	4,408
2013	1,130
thereafter	1,217

$293,908

Note 8 — Securities Sold Under Agreement to Repurchase
The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2008 and 2007 securities with a book value of $58.5 million and $64.3 million, respectively, were underlying the repurchase agreements and were under the Bank’s control. Additional repurchase disclosures are included in the 10K tables.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 9 — Federal Home Loan Bank Advances
Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 2.55% to 7.05%. Total borrowings were $45.6 million and $31.8 million for 2008 and 2007, respectively. Notes are secured by a blanket lien on the one to four family residential mortgage loan portfolios (Note 4).
The following is a schedule by years of future minimum principal payments:

(In Thousands
2009	$11,436
2010	13,325
2011	13,212
2012	5,062
2013	2,600

$45,635

Note 10 — Federal Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

	(In Thousands)
	2008	2007	2006
Current:
Federal	$2,489	$2,998	$2,825
Deferred:
Federal	(39)	(170)	282

	$2,450	$2,828	$3,107

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2008	2007	2006
Income tax at statutory rates	$3,119	$3,591	$3,826
Increase(decrease) resulting from:
Tax exempt interest	(654)	(650)	(749)
Change in prior estimates and other	(15)	(113)	30

	$2,450	$2,828	$3,107

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 10 — Federal Income Taxes (Continued)
Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2008	2007
Deferred Tax Assets:
Allowance for loan losses	$1,869	$2,013
Other	751	369

Total deferred tax assets	2,620	2,382
Deferred Tax Liabilities:
Accreted discounts on bonds	55	74
FHLB stock dividends	862	798
Mortgage servicing rights	667	641
Other	560	432
Net unrealized gain on available- for-sale securities	1,153	454

Total deferred tax liabilities	3,297	2,399

Net Deferred Tax Asset (Liability)	$(677)	$(17)

Note 11 — Employee Benefit Plan
The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $524, $575, and $611 thousand for 2008, 2007 and 2006, respectively.
The Company has a Long-Term Stock Incentive Plan under which 10,000 shares of restricted stock were issued to 51 employees during 2008, 8,000 shares were issued to 44 employees during 2007 and 6,000 shares were issued to 40 employees during 2006. Under the plan, the shares vest 100% in three years. Due to employee termination, there were 245 shares forfeited during 2008, 740 shares forfeited during 2007, and 200 shares forfeited during 2006. During 2008, 3,420 shares awarded in 2005 were vested 100%. 32 employees were still employed and received the stock. During 2007, 600 shares had vesting accelerated and were paid to a retiring officer. Compensation expense applicable to the restricted stock totaled $155, $104, and $60 thousand for the year ending December 31, 2008, 2007 and 2006, respectively.
Note 12 — Related Party Transactions
In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $11.3 and $21.3 million at December 31, 2008 and 2007, respectively. Loans made during 2008 were $1.1 million and repayments were $8.7 million. The difference in related borrowings amounted to $7.6 million, net reduction. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2008 and 2007 amounted to $4.8 million and $28.2 million, respectively.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 12 — Related Party Transactions (Continued)
In 2008, one director retired from the Board and one was appointed. An executive officer was hired also during the year. During 2007, one director resigned from the Board and an executive officer also retired.
Note 13 — Off Balance Sheet Activities
Credit Related Financial Instruments
The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customer. These financial instruments include commitments to extend credit, Standby Letters of Credit, and Commercial Letters of Credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.
The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. At year end 2004 the Bank segregated the Allowance for Loan Losses into two components. The allowance as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2008 and 2007 was $226 thousand and $156 thousand, respectively. At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2008	2007
Commitments to extend credit	$156,575	$133,529
Credit card arrangements	15,840	16,132
Standby letters of credit	20,418	13,742
Commitments to extend credit, credit card arrangements and Standby Letters of Credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the financial statements. Due to the fact that these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they generally do not present any significant liquidity risk to the Bank.
Collateral Requirements
To reduce credit risk related to the use of credit-related financial instruments, the Bank might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Bank’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and real estate.
Legal Contingencies
Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 14 — Minimum Regulatory Capital Requirements
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all the capital adequacy requirements to which it is subject.
As of December 31, 2008 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.
The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2008 and 2007 are as follows:

					To Be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	(000’s)		(000’s)		(000’s)
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	$89,017	13.95%	$51,036	8.00%	N/A	N/A
Farmers & Merchants State Bank	88,941	13.94%	51,048	8.00%	$63,810	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	83,294	13.06%	25,518	4.00%	N/A	N/A
Farmers & Merchants State Bank	68,218	10.69%	25,524	4.00%	38,286	6.00%
Tier 1 Capital (to Adjusted Total Assets) Consolidated	83,294	10.50%	31,716	4.00%	N/A	N/A
Farmers & Merchants State Bank	68,218	8.59%	31,766	4.00%	39,708	5.00%

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 14 — Minimum Regulatory Capital Requirements (Continued)

					To Be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions

	(000’s)		(000’s)		(000’s)
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	$90,565	15.51%	$46,726	8.00%	N/A	N/
Farmers & Merchants State Bank	90,627	15.51%	46,736	8.00%	$58,421	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	84,488	14.47%	23,363	4.00%	N/A	N/
Farmers & Merchants State Bank	69,550	11.91%	23,368	4.00%	35,052	6.00%
Tier 1 Capital (to Adjusted Total Assets) Consolidated	84,488	11.49%	29,407	4.00%	N/A	N/
Farmers & Merchants State Bank	69,550	9.47%	29,382	4.00%	36,728	5.00%
Note 15 — Restrictions of Dividends & Inter-company Borrowings
The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $4.9 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company and its non-bank subsidiary. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.
Note 16 — Fair Value of Financial Instruments
Fair values of financial instruments are management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets, premises, equipment and intangibles. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.
     The following assumptions and methods were used in estimating the fair value for financial instruments:
Cash and Cash Equivalents
The carrying amounts reported in the balance sheet for cash, cash equivalents and federal funds sold approximate their fair values. Also included in this line item are the carrying amounts of interest-bearing deposits maturing within ninety days which approximate their fair values. Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 16 — Fair Value of Financial Instruments (Continued)
     Securities and Other Securities
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
     Loans
Most commercial and real estate mortgage loans are made on a variable rate basis. For those variable-rate loans that re-price frequently, and with no significant change in credit risk, fair values are based on carrying values. The fair values of the fixed rate and all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.
     Deposits
The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair value for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits
      Borrowings
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
     Off Balance Sheet Financial Instruments
Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2008 and 2007, are reflected below.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 16 — Fair Value of Financial Instruments (Continued)

	(In Thousands)
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and Cash Equivalents	$20,887	$20,887	$48,887	$48,887
Securities — available for sale	177,661	177,661	185,571	185,571
Other Securities	4,498	4,498	4,346	4,346
Loans, net	562,336	562,049	523,474	524,773
Interest receivable	4,048	4,048	5,343	5,343
Financial Liabilities:
Deposits	$615,732	$614,495	$634,593	$631,020
Short-term debt	48,214	48,214	41,329	41,329
Repurchase agreement sold
Long term debt	45,635	44,940	31,816	32,035
Interest payable	907	907	1,562	1,562
Dividends payable	857	857	795	795
Off-Balance Sheet Financial Instruments Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	—	—	—
     Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008, and the valuation techniques used by the Company to determine those fair values.
In general, fair values determined by Level 1inputs use quoted prices in active markets for identical assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
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
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
Note 16 — Fair Value of Financial Instruments (Continued)

	($ in Thousands)
	Quoted Prices in
	Active	Significant	Significant
	Markets for Identical	Observable Inputs	Observable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	December 31, 2008
Assets-(Securities Available for Sale)	$0	$177,661	$0	$177,661

Liabilities	$0	$0	$0	$0
The Company did not have any assets or liabilities measured at fair value that were categorized as Level 3 during the period. All of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers making them marketable and comparable as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2008, such assets consist primarily of impaired loans. The Company has established the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended December 31, 2008, the impairment charges recorded to the income statement for impaired loans were not significant.
Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).
Other assets, including bank owned life insurance, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United State of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
NOTE 17 — Condensed Financial Statements of Parent Company
Balance Sheet

	(In Thousands)
	2008	2007

Assets
Cash	$315		$603
Related party receivables:
Dividends & Accounts receivable from subsidiaries	963		801
Note receivable from Bank subsidiary	15,000		15,000
Investment in subsidiaries	75,471		74,437

Total Assets	$91,749		$90,841

Liabilities		$
Accrued expenses	$345		$671
Dividends payable	857		795

Total Liabilities	1,202		1,466

Stockholders’ Equity
Total Stockholders’ Equity	$90,547		$89,375

Total Liabilities and Stockholders’ Equity	$91,749		$90,841

Statement of Income

	(In Thousands)
	2008	2007	2006

Income
Dividends from subsidiaries	$6,708	$6,238	$3,985
Interest	717	712	713

Total Income	7,425	6,950	4,698

Operating Expenses	364	383	353

Income Before Income Taxes and Equity in Undistributed Earnings (Distributions in excess of earnings) and Subsidiaries	7,061	6,567	4,345
Income Taxes	167	105	148

	6,894	6,462	4,197
Equity in undistributed earnings (Distributions in excess of earnings) of subsidiaries	(171)	1,272	3,939

Net Income	$6,723	$7,734	8,136

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
NOTE 17 — Condensed Financial Statements of Parent Company (Continued)

	(In Thousands)
	2008	2007	2006

Cash Flows from Operating Activities
Net income	$6,723	$7,734	$8,136
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	171	(1,272)	(3,939)
Changes in Assets and Liabilities:
Account receivable	—	35	(35)
Dividends receivable	(162)	(26)	325
Other Liabilities	(228)	428	99

Net Cash Provided by
Operating Activities	6,504	6,899	4,586
Cash Flows from Investing Activities
Return of Capital from Investment in Subsidiary	—	725
Cash Flows from Financing Activities
Payment of dividends	(3,217)	(3,227)	(3,050)
Purchase of Treasury Stock	(3,575)	(4,710)	(945)

Net Change in Cash and Cash Equivalents	(288)	(313)	591
Cash and Cash Equivalents
Beginning of year	603	916	325

Cash and Cash Equivalents
End of year	$315	$603	$916

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(000s omitted except per share data)
Quarterly Financial Data — UNAUDITED

	Quarter Ended in 2008
	Mar 31	June 30	Sep 30	Dec 31

Summary of Income:
Interest income	$11,211	$11,134	$10,816	$10,663
Interest expense	5,254	4,659	4,431	3,757

Net Interest Income	5,957	6,475	6,385	6,906
Provision for loan loss	269	180	33	1,305

Net interest income after provision for loan loss	5,688	6,295	6,352	5,601
Other income (expense)	(3,539)	(3,474)	(3,910)	(3,840)

Net income before income taxes	2,149	2,821	2,442	1,761

Income taxes	581	782	659	428

Net income	$1,568	$2,039	$1,783	$1,333

Earnings per Common Share	$0.32	$0.42	$0.37	$0.28

Average common shares outstanding	4,917,707	4,867,824	4,822,467	4,778,681

	Quarter Ended in 2007
	Mar 31	June 30	Sep 30	Dec 31

Summary of Income:
Interest income	$11,389	$11,369	$11,384	$11,282
Interest expense	5,175	5,370	5,577	5,600

Net Interest Income	6,214	5,999	5,807	5,682
Provision for loan loss	(19)	154	309	427

Net interest income after provision for loan loss	6,233	5,845	5,498	5,255
Other income (expense)	(3,342)	(3,076)	(3,171)	(2,680)

Net income before income taxes	2,891	2,769	2,327	2,575
Income taxes	815	778	623	612

Net income	$2,076	$1,991	$1,704	$1,963

Earnings per common share	$0.40	$0.39	$0.33	$0.40

Average common shares outstanding	5,149,967	5,117,901	5,093,169	5,031,867

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE
No disagreements exist on accounting and financial disclosures or related matters.
ITEM 9A. CONTROLS AND PROCEDURES
Management Report Regarding Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

MANAGEMENT REPORT REGARDING INTERNAL CONTROL AND
COMPLIANCE WITH DESIGNATED LAWS AND REGULATIONS
Management of Farmers & Merchants Bancorp, Inc. and Subsidiaries is responsible for preparing the Bank’s annual financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting presented in conformity with both generally accepted accounting principles and regulatory reporting in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The Bank’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.
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
It is also management’s responsibility to ensure satisfactory compliance with all designated laws and regulations and in particular, those laws and regulations concerning loans to insiders. The federal laws concerning loans to insiders are codified at 12 USC 375a and 375b, and the federal regulations are set forth at 12 CFR 23.5, 31, and 215.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.
There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
BOARD OF DIRECTORS
     The information called for herein is presented below:

		Principal Occupation or	Year First
Name	Age	Employment for Past Five Years	Became Director
Dexter L. Benecke	66	President, Freedom Ridge, Inc.	1999
Steven A. Everhart	54	Secretary/Treasurer, MBC Holdings, Inc.	2003
Robert G. Frey	68	President, E. H. Frey & Sons, Inc.	1987
Jack C. Johnson	56	President, Hawk’s Clothing, Inc.	1991
Marcia S. Latta[1]	47	Vice President, BGSU Foundation	2009
Steven J. Planson[2]	49	Self-Employed Farmer	2008
Anthony J. Rupp	59	President, Rupp Furniture Co.	2000
David P. Rupp, Jr.[3]	67	Attorney	2001
James C. Saneholtz	62	President, Saneholtz-McKarns, Inc.	1995
Kevin J. Sauder	48	President/CEO, Sauder Woodworking Co.	2004
Merle J. Short	68	Chairman, ProMow, Inc.	1987

[1]	Ms. Latta was appointed to the Board of Directors of the Company and The Farmers & Merchants State Bank on January 16, 2009.

[2]	Mr. Planson was appointed to the Board of Directors of the Company and the Farmers & Merchants State Bank on January 10, 2008.

[3]	David P. Rupp, Jr. is an attorney with membership in the law firm of Plassman, Rupp, Short & Hagans of Archbold, Ohio. The law firm has been retained by the Corporation, and its subsidiaries, during the past twenty years and is to be retained currently.

		Principal Occupation or	Year First
Name	Age	Employment for Past Five Years	Became Director
Paul S. Siebenmorgen	59	President/CEO of the Corporation and
		The Farmers & Merchants State Bank	2005
Steven J. Wyse	64	Private Investor	1991
     Directors are elected annually at the annual meeting of shareholders
     EXECUTIVE OFFICERS

		Principal Occupation & Offices Held with
Name	Age	Corporation & Bank for Past Five Years
David P. Rupp, Jr.	67	Chairman

Paul S. Siebenmorgen	59	President & Chief Executive Officer

Barbara J. Britenriker	47	Executive Vice President
		Chief Financial Officer

Todd A. Graham	58	Executive Vice President
		Chief Lending Officer

Edward A. Leininger	52	Executive Vice President
		Chief Operating Officer

Rex D. Rice	50	Executive Vice President
		Senior Commercial Banking Director
The information called for under Item 405 of Regulation S-K regarding compliance with Section 16(a) and called for under Item 407(d)(5) regarding the existence of a Financial Expert on the Audit Committee of the Company’s Board of Directors is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2009, and is incorporated herein by reference.
The Board of Directors of the Company adopted a Code of Business Conduct and Ethics (the “Code”) at its meeting on February 13, 2004. While the Sarbanes-Oxley Act of 2002 mandates the adoption of a code of ethics for the most senior executive officers of all public companies, the Code adopted by the Corporation’s Board of Directors is broader in the activities covered and applies to all officers, directors and employees of the Corporation and the Bank, including the chief executive officer, chief financial officer, principal accounting officer and other senior officers performing accounting, auditing, financial management or similar functions. The administration of the Code has been delegated to the Audit Committee of the Board of Directors, a Committee comprised entirely of “independent directors.” The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Corporation assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The Board and management of the Corporation intends to continue to monitor not only the developing legal requirements in this area, but also the best practices of comparable companies, to assure that the Corporation maintains sound corporate governance practices in the future.
A copy of the Corporation’s Code is available on the website of the Bank (www.fm-bank.com). In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Paul S. Siebenmorgen, President, Chief Executive Officer and Treasurer of Farmers & Merchants Bancorp, Inc., 307-11 North Defiance Street, Archbold, Ohio 43502, and are asked to mark Code of Business Conduct and Ethics on the outside of the envelope containing the request.
ITEM 11. EXECUTIVE COMPENSATION
The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2009, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Tuesday, April 14, 2009 and is incorporated herein by reference.
On April 23, 2005 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 800,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. During 2005, 4,000 shares of restricted stock were issued under the plan to 38 employees of the Bank. These grants will become completely vested in three years. Due to employee termination, there were 80 shares forfeited during 2005. During 2006, the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees. 200 shares were forfeited during 2006. 8,760 shares of restricted stock were issued to 46 employees during 2007. Due to employee termination, 740 shares were forfeited during 2007. 600 shares had vesting accelerated and were paid to a retiring officer. At year end, the Company held 256,160 shares in Treasury stock and 17,240 in unearned stock awards. The Company initiated a 4:1 stock split on May 12, 2006.

	Equity Compensation Plan Information
			Number of securities
			remaining available for future
	Number of securities to be	Weighted-average exercise	issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))

	( a )	( b )	( c )

Equity compensation plans approved by security holders	0	$0.00	782,160
Equity compensation plans not approved by security holders	0	$0.00	0
Total	0	$0.00	782,160
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2009, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2009, and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)		The Following documents are filed as part of this report:

	(1)	Financial Statements (included in this 10-K under item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

(2)	Financial Statement Schedules Five Year Summary of Operations

(3)	Exhibits Required by Item 601 of Regulation S-K

(3.1)	a. Articles of Incorporation are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004.

b. Certificate of Amendment to the Company’s Articles of Incorporation is incorporated by reference to the Company’s Current Report on Form 8-K that was filed with the Commission on April 26, 2006.

(3.2)	Code of Regulations are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004.

(10.1)	Change in Control Agreement executed by and between the Company and Paul S. Siebenmorgen on November 27, 2007(incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.2)	Change in Control Agreement executed by and between the Company and Barbara J. Britenriker on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.3)	Change in Control Agreement executed by and between the Company and Edward A. Leininger on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.4)	Change in Control Agreement executed by and between the Company and Rex D. Rice on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.5)	2005 Long-Term Stock Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005)

(10.6)	Form of Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005)

(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)- 14(a)/15d-14(a)

(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FARMERS & MERCHANTS BANCORP, INC
Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

By:	/s/ Paul S. Siebenmorgen	Date:	February 25, 2009

Paul S. Siebenmorgen Chief Executive Officer Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date: February 25, 2009
Paul S. Siebenmorgen Chief Executive Officer (Principal Executive Officer)

/s/ Dexter L. Benecke	Date: February 25, 2009
Dexter L. Benecke, Director

/s/ Robert G. Frey	Date: February 25, 2009
Robert G. Frey, Director

/s/ Marcia S. Latta	Date: February 25, 2009
Marcia S. Latta, Director

/s/ Anthony J. Rupp	Date: February 25, 2009
Anthony J. Rupp, Director

/s/ James C. Saneholtz	Date: February 25, 2009
James C. Saneholtz, Director

/s/ Merle J. Short	Date: February 25, 2009
Merle J. Short, Director

/s/ Barbara J. Britenriker	Date: February 25, 2009
Barbara J. Britenriker Chief Financial Officer (Principal Financial Officer/ Principal Accounting Officer)

/s/ Steven A. Everhart	Date: February 25, 2009
Steven A. Everhart, Director

/s/ Jack C. Johnson	Date: February 25, 2009
Jack C. Johnson, Director

/s/ Steven J. Planson	Date: February 25, 2009
Steven J. Planson, Director

/s/ David P. Rupp, Jr	Date: February 25, 2009

David P. Rupp, Jr., Director

/s/ Kevin J. Sauder	Date: February 25, 2009
Kevin J. Sauder, Director

/s/ Steven J. Wyse	Date: February 25, 2009
Steven J. Wyse, Director