Form 10-Q
period 2009-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2009-05-05
CIK 792966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-14492
FARMERS & MERCHANTS BANCORP, INC.
(Exact name of registrant as specified in its charter)

OHIO	34-1469491

(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

307-11 North Defiance Street, Archbold, Ohio	43502

(Address of principal executive offices)	(Zip Code)
(419) 446-2501

Registrant’s telephone number, including area code

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,749,148

Class	Outstanding as of March 31, 2009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q
FARMERS & MERCHANTS BANCORP, INC.
INDEX

ITEM 1 FINANCIAL STATEMENTS
FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars)

	March 31, 2009	Dec 31, 2008
ASSETS:
Cash and due from banks	$33,844	$19,148
Interest bearing deposits with banks	0	0
Federal funds sold	20,586	1,739
Investment Securities:
U.S. Treasury	0	0
U.S. Government	136,802	134,501
State & political obligations	44,089	43,160
All others	4,498	4,498
Loans and leases (Net of reserve for loan losses of $5,931 and $5,497 respectively)	549,618	562,336
Bank premises and equipment-net	16,559	16,806
Accrued interest and other assets	20,592	19,467
Goodwill	4,074	4,074

TOTAL ASSETS	$830,662	$805,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$57,918	$62,582
Interest bearing	586,528	553,150
Federal funds purchased and securities sold under agreement to repurchase	43,036	48,214
Other borrowed money	45,559	45,635
Accrued interest and other liabilities	6,355	5,601

Total Liabilities	739,396	715,182

SHAREHOLDERS’ EQUITY:
Common stock, no par value — authorized 6,500,000 shares; issued 5,200,000 shares	12,677	12,677
Treasury Stock - 427,277 shares 2009, 418,294 shares 2008	(8,899)	(8,727)
Unearned Stock Awards 23,575 for 2009 and 17,240 for 2008	(503)	(503)
Undivided profits	85,739	84,864
Accumulated other comprehensive income (expense)	2,252	2,236

Total Shareholders’ Equity	91,266	90,547

LIABILITIES AND SHAREHOLDERS’ EQUITY	$830,662	$805,729

See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2008 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008
INTEREST INCOME:
Loans and leases	$8,434	$8,894
Investment Securities:
U.S. Treasury securities	—	—
Securities of U.S. Government agencies	1,479	1,648
Obligations of states and political subdivisions	403	407
Other	50	54
Federal funds	10	208
Deposits in banks	—	—

Total Interest Income	10,376	11,211
INTEREST EXPENSE:
Deposits	2,877	4,493
Borrowed funds	597	801

Total Interest Expense	3,474	5,294

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,902	5,917
PROVISION FOR LOAN LOSSES	659	269

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,243	5,648
OTHER INCOME:
Service charges	721	820
Other	1,004	787
Net securities gains (losses)	118	15

	1,843	1,622

OTHER EXPENSES:
Salaries and wages	2,185	2,029
Pension and other employee benefits	867	854
Occupancy expense (net)	270	253
Other operating expenses	2,401	1,985

	5,723	5,121

INCOME BEFORE FEDERAL INCOME TAX	2,363	2,149
FEDERAL INCOME TAXES	633	581

NET INCOME	1,730	1,568

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains (losses) on securities	16	1,899

COMPREHENSIVE INCOME (EXPENSE)	$1,746	$3,467

NET INCOME PER SHARE	$0.36	$0.32
Based upon average weighted shares outstanding of:	4,756,389	4,917,707
DIVIDENDS DECLARED	$0.18	$0.16
No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.
See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,730	$1,568
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	364	293
Premium amortization	177	81
Discount amortization	(19)	(31)
Amortization of servicing rights	308	159
Amortization of core deposit intangible	39	39
Provision for loan losses	659	269
(Gain) Loss on sale of fixed assets	(1)	(19)
(Gain) Loss on sale of investment securities	(118)	(15)
Changes in Operating Assets and Liabilities:
Accrued interest receivable and other assets	(1,595)	(1,353)
Accrued interest payable and other liabilities	853	(751)

Net Cash Provided by Operating Activities	2,397	240
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(116)	(443)
Proceeds from maturities of investment securities:	26,599	26,978
Proceeds from sale of investment securities:	4,284	25
Purchase of investment securities	(34,110)	(24,643)
Net (increase) decrease in loans and leases	12,058	(7,699)

Net Cash Provided (Used) by Investing Activities	8,715	(5,782)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	28,714	(12,076)
Net change in short-term borrowings	(5,178)	(1,630)
Payments on long-term borrowings	(76)	(93)
Purchase of Treasury stock	(172)	(874)
Payments of dividends	(857)	(795)

Net Cash Provided (Used) by Financing Activities	22,431	(15,468)

Net change in cash and cash equivalents	33,543	(21,010)
Cash and cash equivalents — Beginning of year	20,887	48,887

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$54,430	$27,877

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$33,844	$18,308
Federal funds sold	20,586	9,569

	$54,430	$27,877

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that are expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
INTRODUCTION
Farmers & Merchants Bancorp, Inc. was incorporated on February 25, 1985, under the laws of the State of Ohio. Farmers & Merchants Bancorp, Inc., and its subsidiary The Farmers & Merchants State Bank are engaged in commercial banking. On December 31, 2007 the Bank closed on a agreement to acquire Knisely Bank, Indiana, adding two more full service locations. The executive offices of Farmers & Merchants Bancorp, Inc are located at 307 North Defiance Street, Archbold, Ohio 43502.
As the new year began, the banking industry along with the rest of the business world continued to feel the impact of the slow and difficult economy. As lending rates continued downward the Bank found itself very active in making home mortgage real estate and home equity loans. Customers were taking advantage of the low interest rate and were refinancing their existing mortgages. The gain on the sale of real estate loans in the secondary market was two and a half times the 2008’s level for the first quarter.
The Bank also chose to sell off a portion of the security portfolio, mainly securities that were outside the state of Ohio. The Bank replaced these securities with Ohio based securities to help support pledging to the Ohio Public accounts that are deposited with the Bank. The sales produced a favorable gain on securities for the Bank in the first quarter 2009.
One major impact to the financial position for the Bank will be the increased FDIC assessment on deposits that will be charged in 2009. This increase effectively constitutes a penalty to the Bank as well as to other community banks across the nation for the questionable judgment of others in the finance and business communities. Liquidity remains high and overall the quarter had better earnings than first quarter 2008 and fourth quarter 2008.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
              (Continued)
The Bank has chosen to not take part in the TARP money that was offered by the Federal government. The Bank remains a healthy, stable institution with money to lend to credit worthy customers. It has been and will continue to be impacted by the difficult economy and the issues facing the banking industry.
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
FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and the valuation techniques used by the Company to determine those fair values.
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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
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
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
($ in Thousands)

	Quoted Prices in Active	Significant	Significant
	Markets for Identical	Observable Inputs	Observable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets — Securities Available for Sale	$136,802	$44,089	$0	$180,891

Liabilities	$0	$0	$0	$0

The Company did not have any assets or liabilities measured at fair value that were categorized as Level 3 during the period. All of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers making them marketable and comparable as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2009, such assets consist primarily of impaired loans. The Company has established the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended March 31, 2009, the impairment charges recorded to the income statement for impaired loans were not significant.
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
LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION
In comparing the balance sheet of March 31, 2009 to that of December 31, 2008, the largest change is the $33.5 million increase in the cash position. Federal Reserve Bank funds increased by $14.8 million over the prior year end balances. Federal Funds Sold at December 31 2008, was just $1.02 million and in March 2009, $20.0 million was sold. The increase in liquidity was derived from deposits which increased in the quarter ended March 2009 by $28.6 million over December 2008 year end balances. The new Reward checking product is a major reason for the improvement in deposits in the first quarter of 2009. The investment portfolio increased almost $2.2 million in agencies and $1.0 million in state obligations for a change of $3.2 million over 2008 year end.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
              (Continued)
On the asset side, loans declined by $12.7 million since year end, primarily in the agricultural and consumer real estate loans. Consumer loan balances were down due to the large number being converted to fixed rate loans and being sold as customers took advantage of the lower interest rates. The slower growth was not due to a lack of funds or tightening of credit by the Bank. As businesses put off expansions, the demand for commercial loans drastically decreased. Past due loans over 30 days ended March 31, 2009 at 2.09% as compared to the December 31, 2008 past due percentage of 2.87%. While still above 2.0%, the percentage is lower than all of 2008. Driving the percentage is the commercial and agricultural portfolios. Many of those same loans have increased the non-accrual balances of the Bank. A loan is placed in non-accrual automatically once it has reached 90 days past due or management questions its collectability. The balance in non-accruals has increased to $15.5 million as of March, 31 2009 as compared to December 31, 2008 non-accrual balance of $13.6 million. The increases were based on just a few relationships experiencing cash flow difficulty. Residential mortgage delinquency was two and one half percent and consumer loan delinquency is less than one quarter of a percent. A discussion of the additional impact to profitability caused by the non accruals will follow in the results of operations.
Liquidity and capital remain strong with capital increasing during the first quarter even though the Company continued its repurchasing of treasury stock and increased its dividend payout as compared to first quarter 2008. The Company repurchased 171,889 shares during 2008 and continued with an additional 8,983 repurchased during the first quarter of 2009. In terms of dollars spent, 2008 purchases cost just over $3.58 million and 2009 purchases cost over $172 thousand. The Company has authorization to purchase up to 225 thousand shares during 2009.
The Company continues to be well-capitalized as the capital ratios below show:

Primary Ratio	11.02%
Tier I Leverage Ratio	10.33%
Risk Based Capital Tier 1	13.29%
Total Risk Based Capital	14.26%
Stockholders’ Equity/Total Assets	10.99%
As the economic conditions in this country continued to deteriorate over the past year, many banks and companies have chosen to decrease their quarterly dividends and some have chosen to not declare any dividend. This is not the case for this Company as the Board of Directors have confidence in the Company’s financial position, choosing to declare a first quarter dividend of 18 cents per share. This is an increase over the 16 cents paid out in the first quarter 2008, maintaining a long term focus for the Company’s stockholders.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
              (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS
Interest income and yield on the loan portfolio were down significantly in the first quarter 2009 compared to first quarter 2008. Reversal of interest income due to the loans whose status went to nonaccrual totaled $138 thousand for 2009 and $430 thousand for 2008 same period. Non-accrual loans currently total over $15.5 million as of March 31, 2009. Classifying a loan as non-accrual does not exclude collection of the interest but rather a timing of when the revenue can be recognized. Non-accrual loan interest is recognized when collected on a cash basis. As mentioned earlier and as the past due percentages support, these loans are mainly in the commercial and agricultural portfolios. The high non-accrual balance remains a barrier to higher profitability. The Bank has also experienced customers refinancing their loans to take advantage of the lower interest rates and the number of loans being sold in the secondary market has increased 2.5 times that of the same time period a year ago.
The Federal Fund rate cuts during 2007 and 2008 also impacted the yield of the portfolio. Lines of credit, adjustable rate mortgages subject to repricing, home equities and new loans all priced considerably lower in first quarter 2009 versus 2008. This was another large factor in the lower interest income even though the cash balances have almost doubled over last year totals. With the yield on the Federal Funds Sold being impacted by the cuts, interest earned on Federal Funds Sold was $198 thousand lower in 2009 when compared to the same first quarter 2008.
The first quarter end 2009 investment portfolio balance reflected a decrease of $5.0 million when compared to prior year first quarter. The lower balance was caused by increases in prepayment speeds on mortgage backed securities and option calls being exercised. The same factors applied to the interest income from the investment portfolio which was $177 thousand lower in the first quarter 2009 than the first quarter 2008. This was due to the timing of the maturities and the rates on the replacement of the portfolio securities. In February 2009 the bank chose to sell off some of the securities located outside the state of Ohio. This generated a gain on securities of $118 thousand in the quarter. The securities were then replaced with securities located in Ohio. The investment portfolio provides liquidity but also is used heavily for pledging to the Bank’s Ohio public funds.
With rates dropping over the last sixteen months, it would be expected for interest expense to have decreased. The positive statement here is that year-to-date, the drop has been almost $1.8 million when the deposit balances are significantly higher by $21.8 million than a year ago. The cost of funds on the deposits dropped 114 basis points as compared to same quarter end last year. This was accomplished as a large percentage of the certificate of deposit portfolio reached maturity after the first quarter in 2008 and either left the bank or repriced at a lower rate. Other borrowings also experienced maturities and new purchases. The new purchases were at significantly lower interest costs. Overall net interest income was higher for the 2009 period end comparison by $985 thousand. Net interest margin for quarter ended March 2009 was at 3.66% while the same quarter 2008 was at 3.29%. This improvement is caused by the current interest expense being lower due to the fact that a large part of our CD portfolio repriced at lower rates or rate shoppers left the Bank. The margin was also impacted by the reversal of non-accrual interest being much larger in the first quarter 2008 than same period 2009.
The reserve for loan losses at both March 31, 2009 and March 31, 2008 was $5.9 million. The total reserve for loan losses was $5.5 million at December 31,2008. An increase to the provision for loan losses during the first quarter of 2009 relates primarily to the reclassification of one large commercial loan and the overall increase in loan balances by $19 million over the prior year. Factors influencing the calculation of the ALLL include the local economy, the overall credit quality of the loan portfolio and the analysis of specific troubled accounts. The increase in the non accrual loans, and the overall decrease in past dues were all given consideration in the provision to the loan loss balance. Net charge-offs for the corresponding periods show 2009 at $205 thousand with last year’s net charge-offs at $380 thousand. Again, management’s concern is not with respect to residential loans, but rather with respect to a few large commercial and agricultural loans. The Bank continues to work on the collection process which has been slowed due to an increase in bankruptcy and foreclosure filings flowing through the court systems.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
The new Reward checking product is increasing non interest income through increased debit card activity the first quarter of 2009. Debit card usage from the reward checking customers is double that of our free checking account customers. The convenience to the customer and increased revenue to the Bank will continue to be a positive for all involved as debit card fees were $81 thousand higher than same period last year. Overall customer service fees were $73 thousand higher than the prior year quarter. The Bank generated an additional $96 thousand on the sale of mortgage loans as compared to same period last year. Mortgage servicing rights were also $59 thousand higher due to the increased refinancing of home mortgages. These increases were off set by decreases in NSF charges and service charges of $109 thousand over same period 2008. Overall, non interest income for the three months ended March 31, 2009 was $221 thousand higher than the same period 2008.
Non interest expense was $602 thousand higher for first three months 2009 as compared to same period 2008. Computer services for the first quarter 2009 was $299 thousand and 2008 was $323 thousand. This difference was contributed to the conversion and start up of the acquired Knisley bank locations in 2008. The Bank’s data processing expense is based mainly on the number of accounts under management. Each application such as loan, checking, certificate of deposit, are priced individually along with the household account database. Costs derived from the number of accounts were higher in 2009 from the growth over 2008. However additional expense was also carried the first part of 2008 until the software conversion of the acquisition was completed in January. Maintenance on the acquired institution’s systems continued through April 2008.
With the current economic issues in the Banking industry, our Bank has seen the impact that this crisis has brought with the significant increase in FDIC assessments in the first quarter of 2009. Current quarter expense related to the assessment is $258 thousand while last year same period was only $14 thousand. In addition, legal service expenses for loan collection have increased as a result of increases in borrower defaults. We have seen an increase in collection costs as additional expertise is is utilized on the large commercial and agricultural accounts.
Salaries and expenses show an increase in the quarterly period. This was partly due to having one additional office this year and funding the incentive plan for 2009, which was not done in the first quarter 2008. Also noteworthy is the increase in the pension and other benefits. These increases are being driven by higher medical costs as the bank is partially self-insured. The Bank’s share of claim expense is higher by over $85 thousand year over year. Medical costs continue to be a concern due to the rising cost of premiums and claims.
Overall, net income was up $162 thousand in comparing 2009 to 2008 three months performance. The Company earnings per share year to date March 2009 was $0.36 while the March 2008 was at $0.32. Without the large FDIC assessment and additional loan loss provision, the 2009 performance would have better reflected the efforts of the Bank’s management team. The Bank is strong, well capitalized and has money to lend. The challenge lies in maintaining the net interest margin and decreasing the balance of non-accrual loans. The Company expects to continue focusing on these issues throughout 2009. Improvement in asset quality will continue to be a focus for the remainder of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
Expected loan growth will require additional provision for loan loss to fund the reserve. The newest locations are anticipated to continue growing and provide new opportunities for long term profitability of the Company. In these uncertain times with the many unprecedented events occurring, each day presents new challenges and more importantly new opportunities.
FORWARD LOOKING STATEMENTS
Statements contained in this portion of the Company’s report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results differ from those projected in the forward-looking statements.
ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which the Company is subject is interest rate risk. The majority of the Company’s interest rate risk arises from the instruments, positions and transactions entered into for purposes, other than trading, such as lending, investing and securing sources of funds. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.
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

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.15%	-7.607%	Rising	3.000%	6,184	-6.922%
3.23%	-5.049%	Rising	2.000%	6,338	-4.594%
3.32%	-2.513%	Rising	1.000%	6,492	-2.287%
3.41%	0.000%	Flat	0.000%	6,644	0.000%
3.46%	1.634%	Falling	-1.000%	6,737	1.407%
3.48%	2.290%	Falling	-2.000%	6,762	1.775%
3.47%	1.996%	Falling	-3.000%	6,729	1.283%

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and the net interest income. In the flat rate environment the chart reflects a continued decline in the interest margin ratio as it has changed by 14 basis points since last quarter. This does show that the Bank has less exposure to interest rate sensitivity but that also means that there is less opportunity for profits that can be generated by accepting more risk. On the liability side of the balance sheet, we do not have any products tied directly to the prime interest rate. This means we have the opportunity to limit the impact of the rate change. On the asset side of the balance sheet we do have some that are tied to the prime. To help improve the net interest margin on these products, we are changing the interest spread where possible and adding floors as the loans reprice. The majority of these are variable loans with a one year renewal term. These rate shocks are based on the current loan structure, not with the anticipated modifications.
The shock report has consistently shown an improvement in a falling rate environment; however the floor has been reached in many portfolios. The net interest margin could also be improved by a decrease in the nonaccrual loan balances and/or collection of the interest. Again, this shock report shows a much lower exposure to rate changes in either direction than in the same reports during 2008.
ITEM 4 CONTROLS AND PROCEDURES
As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. There have been no significant changes in the Company’s internal controls that occurred during the quarter ended March 31, 2009.
PART II
ITEM 1 LEGAL PROCEEDINGS
None
ITEM 1A RISK FACTORS
There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2008.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of Shares		(d) Maximum Number of Shares
	(a) Total Number	(b) Average Price	Purchased as Part of Publicly		that may yet be purchased under
Period	of Shares Purchased	Paid per Share	Announced Plan or Programs		the Plans or Programs
1/1/2009 to 1/31/2009					225,000

2/1/2009 to 2/28/2009

3/1/2009 to 3/31/2009	8,983	$19.15	8,983		216,017

Total	8,983	$19.15	8,983	(1)	216,017

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Continued)
(1) The Company purchased these shares in the market pursuant to a stock repurchase program publicly announced on January 16, 2009. On that date, the Board of Directors authorized the repurchase of 225,000 common shares between January 1, 2009 and December 31, 2009.
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None
ITEM 5 OTHER INFORMATION
ITEM 6 EXHIBITS
3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification — CEO

31.2	Rule 13-a-14(a) Certification — CFO

32.1	Section 1350 Certification — CEO

32.2	Section 1350 Certification — CFO
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: April 30, 2009	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 30, 2009	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO