Form 10-Q
period 2009-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2009-07-30
CIK 792966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-14492
FARMERS & MERCHANTS BANCORP, INC.
(Exact name of registrant as specified in its charter)

OHIO	34-1469491

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

307-11 North Defiance Street, Archbold, Ohio	43502

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,729,224

Class	Outstanding as of July 30, 2009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q
FARMERS & MERCHANTS BANCORP, INC.
INDEX

ITEM 1	FINANCIAL STATEMENTS
FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars)

	June 30, 2009	Dec 31, 2008
ASSETS:
Cash and due from banks	$13,346	$19,148
Interest bearing deposits with banks	6,680	0
Federal funds sold	732	1,739
Investment Securities:
U.S. Treasury	0	0
U.S. Government	133,812	134,501
State & political obligations	49,284	43,160
All others	4,498	4,498
Loans and leases (Net of reserve for loan losses of $6,384 and $5,497 respectively)	554,374	562,336
Bank premises and equipment-net	16,388	16,806
Accrued interest and other assets	21,257	19,467
Goodwill	4,074	4,074

TOTAL ASSETS	$804,445	$805,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$56,551	$62,582
Interest bearing	570,100	553,150
Federal funds purchased and securities sold under agreement to repurchase	44,681	48,214
Other borrowed money	34,482	45,635
Accrued interest and other liabilities	7,616	5,601

Total Liabilities	713,430	715,182

SHAREHOLDERS’ EQUITY:
Common stock, no par value — authorized 6,500,000 shares; issued 5,200,000 shares	12,677	12,677
Treasury Stock - 447,551 shares 2009, 418,294 shares 2008	(9,290)	(8,727)
Unearned Stock Awards 23,225 for 2009 and 23,575 for 2008	(495)	(503)
Undivided profits	86,288	84,864
Accumulated other comprehensive income (expense)	1,835	2,236

Total Shareholders’ Equity	91,015	90,547

LIABILITIES AND SHAREHOLDERS’ EQUITY	$804,445	$805,729

See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2008 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
INTEREST INCOME:
Loans and leases	$8,548	$8,875	$16,982	$17,769
Investment Securities:
U.S. Treasury securities	—	—	—	—
Securities of U.S. Government agencies	1,423	1,710	2,902	3,359
Obligations of states and political subdivisions	424	439	827	846
Other	48	58	97	112
Federal funds	3	52	13	259
Deposits in banks	13	—	13	—

Total Interest Income	10,459	11,134	20,834	22,345
INTEREST EXPENSE:
Deposits	2,812	4,003	5,689	8,496
Borrowed funds	615	656	1,212	1,417

Total Interest Expense	3,427	4,659	6,901	9,913

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,032	6,475	13,933	12,432
PROVISION FOR LOAN LOSSES	1,079	180	1,736	449

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,953	6,295	12,197	11,983
OTHER INCOME:
Service charges	775	859	1,496	1,679
Other	837	749	1,841	1,536
Net securities gains (losses)	30	—	147	15

	1,642	1,608	3,484	3,230

OTHER EXPENSES:
Salaries and wages	1,964	2,086	4,149	4,116
Pension and other employee benefits	693	819	1,560	1,673
Occupancy expense (net)	326	208	597	461
Other operating expenses	2,672	1,968	5,074	3,992

	5,655	5,081	11,380	10,242

INCOME BEFORE FEDERAL INCOME TAX	1,940	2,822	4,301	4,971
FEDERAL INCOME TAXES	536	783	1,169	1,364

NET INCOME	1,404	2,039	3,132	3,607

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains (losses) on securities	(417)	(2,917)	(401)	(1,018)

COMPREHENSIVE INCOME (EXPENSE)	$987	$(878)	$2,731	$2,589

NET INCOME PER SHARE	$0.30	$0.42	$0.66	$0.74
Based upon average weighted shares outstanding of:	4,742,910	4,867,824	4,749,662	4,892,765
DIVIDENDS DECLARED	$0.18	$0.16	$0.36	$0.32
No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.
See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,132	$3,607
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	728	586
Premium amortization	391	186
Discount amortization	(50)	(54)
Amortization of servicing rights	681	247
Amortization of core deposit intangible	79	79
Provision for loan losses	1,736	449
Provision (Benefit) for deferred income taxes	—	0
(Gain) Loss on sale of fixed assets	61	15
(Gain) Loss on sale of investment securities	(147)	(15)
Changes in Operating Assets and Liabilities:
Accrued interest receivable and other assets	(2,294)	(1,477)
Accrued interest payable and other liabilities	1,948	(240)

Net Cash Provided by Operating Activities	6,265	3,383
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(371)	(734)
Proceeds from sale of fixed assets	—	3
Proceeds from maturities of investment securities:	44,775	46,173
Proceeds from sale of investment securities:	4,284	25
Purchase of investment securities	(55,274)	(50,391)
Net (increase) decrease in loans and leases	6,226	(23,583)

Net Cash Provided (Used) by Investing Activities	(360)	(28,507)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,919	(20,163)
Net change in short-term borrowings	(3,533)	9,906
Increase in long-term borrowings	—	12,000
Payments on long-term borrowings	(11,153)	(188)
Purchase of Treasury stock	(555)	(1,878)
Payment of Stock Awards	—	—
Payments of dividends	(1,712)	(1,578)

Net Cash Provided (Used) by Financing Activities	(6,034)	(1,901)

Net change in cash and cash equivalents	(129)	(27,025)
Cash and cash equivalents — Beginning of year	20,887	48,887

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$20,758	$21,862

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$20,026	$21,130
Federal funds sold	732	732

	$20,758	$21,862

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that are expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
INTRODUCTION
Farmers & Merchants Bancorp, Inc. (the “Company”) was incorporated on February 25, 1985, under the laws of the State of Ohio. Farmers & Merchants Bancorp, Inc., and its subsidiary The Farmers & Merchants State Bank (the “Bank”) are engaged in commercial banking. The executive offices of the Company are located at 307 North Defiance Street, Archbold 43502.
As the new year began, the banking industry along with the rest of the business world continued to feel the impact of the slow and difficult economy. As lending rates continued downward the Bank found itself very active in making home mortgage real estate and home equity loans. Customers were taking advantage of the low interest rate and were refinancing their existing mortgages. This activity continued through the second quarter. While rates remain attractive, they have increased and this in turn will most likely slow the refinancing activty for the third quarter. The gain on sale of real estate loans in the secondary market for first half 2009 was two and a E1095half times the first half of 2008.
The Bank also chose to sell off a portion of the security portfolio, mainly securities that were outside the state of Ohio. The Bank replaced these securities with Ohio based securities to help support pledging to the Ohio Public accounts that are deposited with the Bank. The sales produced a favorable gain on securities for the Bank in the first half of 2009.
One major impact to the financial position for the Bank has been the increased FDIC assessment on deposits that have been and will continue to be charged in 2009. This increase effectively constitutes a huge burden to community banks across the nation that have not participated in risky or questionable activities, but none- the-less must pay for those who did. The additional special assessment levied in the second quarter further reduced earnings. Funding for loan loss provision also negatively impacted on earnings during the first half of 2009.
Liquidity remains strong at the Bank without the use of TARP funds. The Bank remains a healthy, stable institution with money to lend to creditworthy customers, but it has been and will continue to be impacted by the difficult economy and the issues facing the banking industry.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
CRITICAL ACCOUNTING POLICY AND ESTIMATES
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Company follows general practices within the industries in which it operates. At times the application of these principles requires Management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements. These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event.
Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL), the valuation of its Mortgage Servicing Rights and the valuation of its post retirement benefit liability as the accounting areas that requires the most subjective or complex judgments, and as such have the highest possibility of being subject to revision as new information becomes available.
The ALLL represents management’s estimate of credit losses inherent in the Bank’s loan portfolio at the report date. The estimate is a composite of a variety of factors including past experience, collateral value and the general economy. ALLL includes a specific portion, a formula driven portion, and a general nonspecific portion.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments are management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets, premises, equipment and intangibles. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the elements.
The following assumptions and methods were used in estimating the fair value for financial instruments.
Cash and Cash Equivalents
The carrying amounts reported in the balance sheet for cash, cash equivalents and federal funds sold approximate their fair values. Also included in this line item are the carrying amounts of interest-bearing deposits maturing within ninety days which approximate their fair values. Fair values of other interest- bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

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
Deposits
The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable-rate, fixed term money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair value for fixed- rate certificates of deposit are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
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
Off Balance Sheet Financial Instruments
Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter- parties’ credit standing.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
Off Balance Financial Sheet Financial Instruments (Continued)
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2009 and December 31, 2008 are reflected below.
(In Thousands)

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and Cash Equivalents	$20,758	$20,758	$20,887	$20,887
Securities-available for sale	183,096	183,096	177,661	177,661
Other Securities	4,498	4,498	4,498	4,498
Loans, net	554,374	520,883	562,336	562,049
Interest Receivable	3,739	3,739	4,048	4,048

Financial Liabilities
Deposits	626,651	$615,213	$615,732	$614,495
Short-term Debt
Repurchase Agreement Sold	44,681	44,681	48,214	48,214
Long Term Debt	34,482	31,800	45,635	44,940
Interest Payable	1,276	1,276	907	907
Dividends Payable	852	852	857	857

Off-Balance Sheet Financial
Instruments
Commitments to extend credit	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—
Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and the valuation techniques used by the Company to determine those fair values.
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
Fair Value Measurements (Continued)
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
($ in Thousands)

	Quoted Prices in Active	Significant	Significant
	Markets for Identical	Observable Inputs	Observable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets — Securities Available for Sale	$133,812	$49,284	$0	$183,096

Liabilities	$0	$0	$0	$0

The Company did not have any assets or liabilities measured at fair value that were categorized as Level 3 during the period. All of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers making them marketable and comparable as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2009, such assets consist primarily of impaired loans. The Company has established the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended June 30, 2009, the impairment charges recorded to the income statement for impaired loans were not significant.
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
LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION
In comparing the balance sheet of June 30, 2009 to that of December 31, 2008, the liquidity of the Bank remains strong with a movement of money from cash and due banks to interest bearing deposits with banks. The Bank has taken advantage of the Federal Reserve Bank’s payment of interest on excess funds. The Federal Funds rate is extremely low at 0 — .25% but does at least allow for a measure of interest income on these funds. The Bank monitors the rate paid by the Federal Reserve versus the Federal Fund Sold rate offered through correspondent banks and that accounts for the movement on this area of the balance sheet. The investment portfolio increased $5.4 million , while pledged securities decreased $1.9 million due to the extension of the $250,000 FDIC coverage until 12/31/2013. This provides additional strength for the liquidity position.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION (Continued)
Net loans show a decrease of almost $8 million for the six months ended June 30, 2009. Approximately $900 thousand of the decrease is due to the increase of the loan loss reserve. This is in addition to $815 thousand of net charge-offs for the six months of 2009 decreasing the net loan balance. Overall, total assets of the Company decreased approximately $1.3 million from December 31, 2008 to June 30, 2009.
Deposits increased $10.9 million driven by the success of the Bank’s offering of a high interest bearing transaction account. The success of this product is also the reason for the continued movement of deposits out of non-interest bearing to interest bearing. The increase in source of funds was used to pay off loans from the Federal Home Loan Bank. Two loans reached maturity and a higher rate loan was paid off early.
Capital increased $468 thousand from year-end during the first six months of 2009. The increase occurred even though funds were utilized to purchase additional shares of treasury stock and the unrealized gain on the Bank’s market value of securities decreased during the six month period. The Company repurchased 171,889 shares during the 2008 fiscal year and continued with an additional 8,983 shares during the 1st quarter 2009 and 19,924 shares during the 2nd quarter. In terms of dollars spent, 2008 purchases cost just under $3.6 million and 2009 purchases cost just over $555 thousand. The Company has authorization to purchase up to 225 thousand shares during 2009.
The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	11.12%
Tier I Leverage Ratio	10.37%
Risk Based Capital Tier I	13.26%
Total Risk Based Capital	14.31%
Stockholders’ Equity/Total Assets	11.31%
As stated previously, loans decreased $8 million during the first half 2009. Past due loans over 30 days improved to end June 30, 2009 at 2.20% compared to December 31, 2008 past due percentage of 2.82%. Driving the percentage is the commercial and agricultural portfolios. Those same loans are affecting the non-accrual balances of the Bank. A loan is placed in non-accrual automatically once it has reached 90 days past due. The balance in non-accruals increased just under $2 million during the first quarter and decreased back to be just $100 thousand over December 31, 2008 level during the second quarter. Residential mortgage delinquency was under three percent and consumer loan is less than one third of a percent. A discussion of the additional impact to profitability caused by the non accruals will follow in the discussion of results of operations.
Unlike many of the industry headlines, the Bank has not experienced losses due to the subprime mortgage market. The Bank did not participate in subprime lending and the local economies have dealt more with decreased working hours and bonuses. Issues in the 1-4 family real estate portfolio have dealt mainly with rental or non-owner occupied properties.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS
Interest Income
Interest income and yield on the loan portfolio is not down as significantly in the first half of 2009 as compared to first half 2008 as is interest expense. 2008 loan interest income was low by having had $458 thousand deducted for reversal of interest income to the loans whose status went to nonaccrual. While the nonaccrual balance remains high in 2009, previous interest has not had to be reversed by as large an amount as in 2008. Interest income on nonaccruals can be recorded when collected in cash, but overall, the high nonaccrual E1300balances remain a barrier to higher profitability.
The low rate environment of 2008 and 2009 also impacted the yield of the portfolio. Lines of credit, adjustable rate mortgages subject to repricing, home equities and new loans all priced considerably lower in first half 2009 versus 2008. This was the other large factor in the lower interest income.
The same rationale applies to the interest income from the investment portfolio, which was $491 thousand higher in the first half 2008 than the first half 2009. Many mortgage related bonds were called and replaced with lower yielding securities. The overall interest income from securities was lower in 2009 compared to 2008, though overall, the portfolio was larger during 2009.
The lower interest rate of 2009 also impacted the Federal Funds interest income. However, the main reason for the large decrease was the difference in average balances in the portfolio. The Bank had a large amount of cash in 2008 with the acquisition transaction of December 31, 2007.
Overall, interest income was down $1.5 million in comparing the first six months of 2009 to 2008.
Interest Expense
Interest expense for the six months ended June 30, 2009 decreased over $3 million in 2009 compared to the comparable 2008 period. The Bank continued to have certificates of deposit price lower as they renewed during 2009. Many high rate long term CDs came due during this period. Interest on borrowed funds was also lower as maturities occurred in 2009, and the borrowings were not replaced. One note was paid off early with excess funds.
Overall, the decrease in interest expense outpaced+E1420 the decrease in interest income, and net interest income was $1.5 million higher for the six months ended June 2009 as compared to the comparable 2008 period. Second quarter 2009 was$557 thousand higher as compared to 2008. Net interest income should continue to increase as the Bankcontinues to work to reduce the amount of loans in nonaccrual, maintains a smaller cash position, and lastly works to increase the yield on loans with the addition of floors and wider spreads on renewing loans.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Provision Expense
Provision for loan loss was $1.3 million higher for the six months ended June 2009 as compared to the comparable 2008 period. As mentioned earlier, the continuation of a large balance in nonaccrual loans along with challenging economic conditions warranted a higher provision to the loan loss reserve. The net charge- off position was also slightly higher in 2009 by around $275 thousand compared to 2008.
Non-interest Income
Non-interest income increased by $254 thousand for the six months ended June 2009 as compared to the comparable 2008 period. Over half of the increase was due to the gain on sale of securities mentioned earlier. Service charges were down as consumers decreased their use of overdraft privilege and overall overdrafts (in terms of number of items) decreased. Other non-interest income showed significant growth. Two large drivers for improvement were tempered by losses on the sale of Other Real Estate Owned during 2009. The two biggest contributors to the improvement for 2009 over 2008 were the increased debit card transaction fee and the increased revenue from the mortgage refinance activity, specifically gain on sale of real estate loans and mortgage servicing rights.
Behind the increased debit card activity was the introduction of the high yield interest checking account. To qualify for the high rate of interest, the depositor must meet a certain level of debit card activity. The Bank benefits with the higher transaction fee revenue and the depositor receives the reward of an above market rate of interest. This product has been widely accepted by both existing and new customers.
The increased mortgage refinance activity was spurred by low interest rates. The Bank recognizes income from the sale of those loans in the secondary market and also from establishing the value of retaining the rights to service the mortgage. In general, the Bank earns .25% for servicing the account over its life.
Overall, non-interest income for the three months ended June 30, 2009 was $34 thousand higher than the same period 2008.
Non-interest Expense
Non-interest expense was $1.1 million higher for first half 2009 as compared to same period 2008. The second quarter was $574 thousand higher comparing 2009 to 2008. One more office was opened and operated in 2009 than during the same period 2008. Full time equivalent employees were 255 as of June 30, 2009 compared to 256 as of June 30, 2008. At December 31, 2008, there were 258. Salaries and wages were lower for the second quarter 2009 than 2008 and almost equal on a six month basis. Pension and other benefits are also lower due to newer employees and a focus on switching to the use of health savings accounts and a larger deductible plan. The Bank intends to have all employees in one plan for 2010.
Occupancy expense is higher with the addition of the office in Angola, Indiana in the second half of 2008. The newest location operates from a leased property. It is expected to be profitable on a monthly basis within 18 months.
The challenging economic conditions have also resulted in an increase of over $1 million in expense for the six months ended as of June 30, 2009 compared to 2008. This increase is based primarily on an $842.7 thousand increase in FDIC assessments, the doubling of legal fees for collection over last year, and a $433.5 thousand increase in mortgage servicing rights expense.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Net Income
Overall, net income was down just $475 thousand in comparing 2009 to 2008 first half performance. The performance of the three months ended June 30 were actually far worse than the same three months last year. The Company expects for the performance to continue to be a challenge as another special FDIC assessment is possible in the second half. The Company remains positioned for continued improvement in the net interest margin as loans continue to reprice with floors and spread added. The Company continues to focus on positioning the balance sheet for a neutral rate position going forward. The Company does remain, however, a reflection of the local economy in which it operates. To the degree that the local economies continue to deal with slow downs, the Company will be hampered to achieve its goals. In comparison to peer, the Company continues to show better strength and performance.
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
Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis in the form of a net interest rate shock as shown in the table on the following page.

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.19%	-5.055%	Rising	3.000%	12,546	-6.207%
3.25%	-3.345%	Rising	2.000%	12,825	-4.119%
3.31%	-1.660%	Rising	1.000%	13,102	-2.050%
3.36%	0.000%	Flat	0.000%	13,376	0.000%
3.39%	0.074%	Falling	-1.000%	13,587	1.582%
3.39%	0.077%	Falling	-2.000%	13,673	2.225%
3.36%	-0.004%	Falling	-3.000%	13,662	2.138%
The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and the net interest income. The shock report has consistently shown an improvement in a falling rate environment. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a raising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods so far during 2009. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both.
The Bank continues to remain focused on gaining more relationships per customer as a way to help control the cost of funds also. In the flat and rising rate environment scenario, the model cannot take into account the addition of floors and increased spread on the loan accounts. These are added as the note is renewed and cannot be captured until then. To the extent the Bank is successful in this endeavor, the flat and rising rate scenario will be more profitable than forecasted here.

ITEM 4	CONTROLS AND PROCEDURES
As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. There have been no significant changes in the Company’s internal controls that occurred during the quarter ended June 30, 2009.
PART II

ITEM 1	LEGAL PROCEEDINGS
None

ITEM 1A	RISK FACTORS
There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of Shares		(d) Maximum Number of Shares
	(a) Total Number	(b) Average Price	Purchased as Part of Publicly		that may yet be purchased under
Period	of Shares Purchased	Paid per Share	Announced Plan or Programs		the Plans or Programs

4/1/2009 to 4/30/2009					216,017

5/1/2009 to 5/31/2009	8,424	$18.50	8,424		207,593

6/1/2009 to 6/30/2009	11,500	$19.77	11,500		196,093

Total	19,924	$19.23	19,924	(1)	196,093

(1)	The Company purchased these shares in the market pursuant to a stock repurchase program publicly announced on January 16, 2009. On that date, the Board of Directors authorized the repurchase of 225,000 common shares between January 1, 2009 and December 31, 2009.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
The Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc. was held on April 14, 2009.
The following directors were elected to a new term of office:

Dexter L. Benecke	David P. Rupp Jr.
Steven A. Everhart	James C. Saneholtz
Robert G. Frey	Kevin J. Sauder
Jack C. Johnson	Merle J. Short
Marcia S. Latta	Paul S. Siebenmorgen
Steven J. Planson	Steven J. Wyse
Anthony J. Rupp
1. A proposal to elect thirteen (13) directors of the Corporation

The results of the voting on the proxy items are as follows:

	Votes Cast	Votes
	For	Withheld
Dexter L. Benecke	3,600,811	28,361
Steven A. Everhart	3,600,861	28,311
Robert G. Frey	3,585,145	44,028
Jack C. Johnson	3,538,581	90,591
Marcia S. Latta	3,579,852	49,320
Steven J. Planson	3,600,546	28,626
Anthony J. Rupp	3,531,742	97,430
David P. Rupp Jr.	3,597,384	31,788
James C. Saneholtz	3,596,119	33,053
Kevin J. Sauder	3,497,460	131,713
Merle J. Short	3,598,268	30,904
Paul S. Siebenmorgen	3,513,248	115,924
Steven J. Wyse	3,576,443	52,729

ITEM	5 OTHER INFORMATION

ITEM	6 EXHIBITS
3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification - CEO

31.2	Rule 13-a-14(a) Certification - CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: July 30, 2009	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: July 30, 2009	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO