Form 10-Q
period 2009-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2009-11-05
CIK 792966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,734,674

Class	Outstanding as of November 3, 2009

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q
FARMERS & MERCHANTS BANCORP, INC.
INDEX

ITEM 1	FINANCIAL STATEMENTS
FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars)

	September 30, 2009	Dec 31, 2008
ASSETS:
Cash and due from banks	$10,812	$19,148
Interest bearing deposits with banks	13,475	0
Federal funds sold	10,685	1,739
Investment Securities:
U.S. Treasury	5,362	0
U.S. Government	133,204	134,501
State & political obligations	52,051	43,160
All others	4,498	4,498
Loans and leases (Net of reserve for loan losses of $7,447 and $5,497 respectively)	553,314	562,336
Bank premises and equipment-net	16,076	16,806
Accrued interest and other assets	22,178	19,467
Goodwill	4,074	4,074

TOTAL ASSETS	$825,729	$805,729

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$59,430	$62,582
Interest bearing	583,372	553,150
Federal funds purchased and securities sold under agreement to repurchase	48,730	48,214
Other borrowed money	34,404	45,635
Accrued interest and other liabilities	6,780	5,601

Total Liabilities	732,716	715,182

SHAREHOLDERS’ EQUITY:
Common stock, no par value — authorized 6,500,000 shares; issued 5,200,000 shares	12,677	12,677
Treasury Stock - 437,551 shares 2009, 376,913 shares 2008	(9,162)	(8,727)
Unearned Stock Awards 27,875 for 2009 and 23,575 for 2008	(495)	(503)
Undivided profits	86,703	84,864
Accumulated other comprehensive income (expense)	3,290	2,236

Total Shareholders’ Equity	93,013	90,547

LIABILITIES AND SHAREHOLDERS’ EQUITY	$825,729	$805,729

See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2008 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
INTEREST INCOME:
Loans and leases	$8,301	$8,652	$25,284	$26,421
Investment Securities:
U.S. Treasury securities	2	—	2	—
Securities of U.S. Government agencies	1,269	1,673	4,171	5,032
Obligations of states and political subdivisions	446	430	1,273	1,275
Other	54	59	152	171
Federal funds	4	3	16	262
Deposits in banks	5	—	18	—

Total Interest Income	10,081	10,817	30,916	33,161
INTEREST EXPENSE:
Deposits	2,719	3,655	8,407	12,150
Borrowed funds	502	777	1,714	2,194

Total Interest Expense	3,221	4,432	10,121	14,344

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,860	6,385	20,795	18,817
PROVISION FOR LOAN LOSSES	1,433	33	3,171	482

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,427	6,352	17,624	18,335
OTHER INCOME:
Service charges	885	908	2,382	2,587
Other	798	539	2,639	2,075
Net securities gains (losses)	—	—	147	15

	1,683	1,447	5,168	4,677
OTHER EXPENSES:
Salaries and wages	2,097	2,303	6,246	6,419
Pension and other employee benefits	825	746	2,386	2,419
Occupancy expense (net)	314	300	910	761
Other operating expenses	2,184	2,008	7,261	6,001

	5,420	5,357	16,803	15,600

INCOME BEFORE FEDERAL INCOME TAX	1,690	2,442	5,989	7,412
FEDERAL INCOME TAXES	414	659	1,582	2,022

NET INCOME	$1,276	$1,783	$4,407	$5,390

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains (losses) on securities	1,455	692	1,054	(326)

COMPREHENSIVE INCOME (EXPENSE)	$2,731	$2,475	$5,461	$5,064

NET INCOME PER SHARE	$0.27	$0.37	$0.93	$1.11
Based upon average weighted shares outstanding of:	4,731,841	4,822,467	4,743,656	4,868,996
DIVIDENDS DECLARED	$0.18	$0.18	$0.54	$0.50
No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.
See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Nine Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,407	$5,390
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	1,105	897
Premium amortization	617	287
Discount amortization	(76)	(78)
Amortization of servicing rights	828	301
Amortization of core deposit intangible	118	118
Provision for loan losses	3,171	482
(Gain) Loss on sale of fixed assets	48	108
(Gain) Loss on sale of investment securities	(147)	(15)
Changes in Operating Assets and Liabilities:
Accrued interest receivable and other assets	(3,363)	(1,159)
Accrued interest payable and other liabilities	302	(520)

Net Cash Provided by Operating Activities	7,010	5,811
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(385)	(991)
Proceeds from sale of fixed assets	8	—
Proceeds from maturities of investment securities:	61,679	57,609
Proceeds from sale of investment securities:	4,219	25
Purchase of investment securities	(77,661)	(54,420)
Net (increase) decrease in loans and leases	5,851	(19,543)

Net Cash Provided (Used) by Investing Activities	(6,289)	(17,320)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,070	(35,884)
Net change in short-term borrowings	516	11,617
Increase in long-term borrowings	—	17,000
Payments on long-term borrowings	(11,231)	(5,384)
Purchase of Treasury stock	(555)	(2,847)
Payment of Stock Awards	128	98
Payments of dividends	(2,564)	(2,353)

Net Cash Provided (Used) by Financing Activities	13,364	(17,753)

Net change in cash and cash equivalents	14,085	(29,262)
Cash and cash equivalents — Beginning of year	20,887	48,887

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$34,972	$19,625

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$10,812	$19,006
Interest bearing deposits with banks	13,475	—
Federal funds sold	10,685	619

	$34,972	$19,625

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that are expected for the year ended December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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
As the new year began, the banking industry along with the rest of the business world continued to feel the impact of the slow and difficult economy. As lending rates continued downward the Bank found itself very active in making home mortgage real estate and home equity loans. Customers were taking advantage of the low interest rate and were refinancing their existing mortgages. This activity continued through the second quarter. While rates remain attractive, activity has slowed in the third quarter and is likely to continue to slow during the fourth quarter, especially as the tax credit disappears in November. The gain on sale of real estate to the secondary market through September 2009 was two and a half times as compared to the same time period of 2008.
The Bank also chose to sell off a portion of the security portfolio, mainly securities that were outside the state of Ohio. The Bank replaced these securities with Ohio based securities to help support pledging to the Ohio Public accounts that are deposited with the Bank. The sales produced a favorable gain on securities for the Bank of almost $150 thousand for 2009.
Two major factors to the lower profitability of 2009 for the Bank has been the increased FDIC assessment on deposits and the cost of increasing the loan loss allowance. FDIC increases constitutes a huge burden to community banks across the nation that have not participated in risky or questionable activities, but none-the-less must pay for those who did. With the special assessment of the second quarter, the Bank has expensed over an additional million dollars in 2009 as compared to 2008. With the tough economy, the Bank has expensed over $2.5 million more in 2009 than in 2008 to fund the loan allowance. Until the economy shows sustained improvement, the Bank will remain conservative in its analysis of the loan allowance. These additional expenses have been offset by favorable actions that have enabled the Bank to remain a profitable, solid and secure financial institution which continues to serve its shareholders and customers.

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
Subsequent events have been evaluated through November 3, 2009, which is the date the financial statements were available to be issued.
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
Off Balance Financial Sheet Financial Instruments (Continued)
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2009 and December 31, 2008 are reflected below.
(In Thousands)

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and Cash Equivalents	$34,972	$34,972	$20,887	$20,887
Securities-available for sale	190,617	190,617	177,661	177,661
Other Securities	4,498	4,498	4,498	4,498
Loans, net	553,314	512,647	562,336	562,049
Interest Receivable	4,731	4,731	4,048	4,048

Financial Liabilities
Deposits	642,802	$631,212	$615,732	$614,495
Short-term Debt
Repurchase Agreement Sold	48,730	48,730	48,214	48,214
Long Term Debt	34,404	31,730	45,635	44,940
Interest Payable	1,308	1,308	907	907
Dividends Payable	852	852	857	857

Off-Balance Sheet Financial
Instruments
Commitments to extend credit	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—
Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and the valuation techniques used by the Company to determine those fair values.
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
Fair Value Measurements (Continued)
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009
($ in Thousands)

	Quoted Prices in Active	Significant	Significant
	Markets for Identical	Observable Inputs	Observable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	September 30, 2009
Assets — Securities Available for Sale	$138,566	$52,051	$0	$190,617

Liabilities	$0	$0	$0	$0

The Company did not have any assets or liabilities measured at fair value that were categorized as Level 3 during the period. All of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers making them marketable and comparable as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2009, such assets consist primarily of impaired loans. The Company has established the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. During the quarter ended September 30, 2009, the impairment charges recorded to the income statement for impaired loans were not significant.
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
LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION
In comparing the balance sheet of September 30, 2009 to that of December 31, 2008, the liquidity of the Bank remains strong with a movement of money from cash and due banks to interest bearing deposits with banks. The Bank has taken advantage of the Federal Reserve Bank’s payment of interest on excess funds. The Federal Funds rate is extremely low at 0 — .25% but does at least allow for a measure of interest income on these funds. The Bank monitors the rate paid by the Federal Reserve versus the Federal Fund Sold rate offered through correspondent banks and that accounts for the movement on this area of the balance sheet. Overall, cash and cash equivalents increased over $14 million and securities increased an additional $13 million. Of the additional $13 million in investment securities only $280 thousand was needed to pledge to offset public deposits. The Company’s increased liquidity came from a decrease in Bank’s loan portfolio and an

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION
(Continued)
increase in the Bank’s deposits. Borrowings from the Federal Home Loan Bank were also decreased by $11 million. Liquidity remains strong and the Bank has money to lend to credit worthy customers.
Net loans show a decrease of $9 million for the nine months ended September 30, 2009. Approximately $2 million of the decrease is due to the increase of the loan loss reserve. This is in addition to $1.1 million of net charge-offs for the nine months of 2009 decreasing the net loan balance. However it is important to note that even with the tough economy, net charge-offs only increased $158 thousand over 2008’s level. Overall, total assets of the Company increased $20 million from December 31, 2008 to September 30, 2009.
Deposits increased $27 million led by the success of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. The success of this product is also the reason for the continued movement of deposits out of non-interest bearing to interest bearing.
Capital increased almost $2.5 million from year-end during the nine months of 2009. The increase occurred even though funds were utilized to purchase additional shares of treasury stock. The unrealized gain on the Bank’s market value of securities accounted for $1 million of the increase. The Company repurchased 171,889 shares during the 2008 fiscal year and continued with an additional 28,907 shares in the first two quarters of 2009. No shares were purchased during the third quarter of 2009. In terms of dollars spent, 2008 purchases cost just under $3.6 million and 2009 purchases cost just over $555 thousand. The Company has authorization to purchase up to 225 thousand shares during 2009.
The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	11.36%
Tier I Leverage Ratio	10.47%
Risk Based Capital Tier I	13.35%
Total Risk Based Capital	14.57%
Stockholders’ Equity/Total Assets	11.26%
As stated previously, net loans decreased $9 million during the first three quarters of 2009. Past due loans over 30 days ended September 30, 2009 at 2.87% compared to December 31, 2008 past due percentage of 2.82%. Driving the percentage is the commercial and agricultural portfolios. Those same loans are affecting the non-accrual balances of the Bank. A loan is placed in non-accrual automatically once it has reached 90 days past due. The balance in non-accruals increased $3.9 million during the nine months of 2009 as compared to the December 31, 2008 level. Residential mortgage delinquency remains under three percent and consumer loan is less than one third of a percent. A discussion of the additional impact to profitability caused by the non accruals will follow in the discussion of results of operations.
Unlike many of the industry headlines, the Bank has not experienced losses due to the subprime mortgage market. The Bank did not participate in subprime lending and the local economies have dealt more with decreased working hours and bonuses. Issues in the 1-4 family real estate portfolio have dealt mainly with rental and non-owner occupied properties.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS
Interest Income
Interest income and yield on the loan portfolio is not down as significantly in 2009 as compared to 2008 at this time as is interest expense. 2008 loan interest income was low by having had $458 thousand deducted for reversal of interest income to the loans whose status went to nonaccrual. While the nonaccrual balance remains high in 2009, previous interest has not had to be reversed by as large an amount as in 2008. Interest income on nonaccruals may be recorded when collected in cash when the borrower does not have a charge-off or a specific allocation amount in the loan loss reserve, but overall, the high nonaccrual balances remain a barrier to higher profitability.
The low rate environment of 2008 and 2009 also impacted the yield of the portfolio. Lines of credit, adjustable rate mortgages subject to repricing, home equities and new loans all priced considerably lower in 2009 versus 2008. This was the other large factor in the lower interest income.
While the security portfolio increased, the yields on the new securities were significantly lower than the average rate on the portfolio. 2009 interest income from the investment portfolio was $880 thousand lower than the first nine months of 2008. Many mortgage related bonds were called and replaced with lower yielding securities.
The lower interest rate of 2009 also impacted the Federal Funds interest income. However, the main reason for the large decrease was the difference in average balances in the portfolio. The Bank had a large amount of cash in 2008 with the acquisition transaction of December 31, 2007.
Overall, interest income was down $2.2 million in comparing the first nine months of 2009 to 2008 and down $736 thousand when comparing the September quarter end results of 2009 to 2008.
Interest Expense
The decrease in interest expense outpacing the decrease in interest income remains a bright spot in the performance of 2009. Interest expense for the nine months ended September 30, 2009 decreased over $4.2 million in 2009 compared to the same 2008 period. For the third quarter ended 2009, the number was $1.2 million lower than same quarter last year — nearly one half million lower than the loss of interest income. The Bank continued to have certificates of deposit price lower as they renewed during 2009. Interest on borrowed funds was also lower as loans were paid off and not replaced due to the increased liquidity position of the Bank.
Overall, the decrease in interest expense outpaced the decrease in interest income, and net interest income was almost $2 million higher for the nine months ended September 2009 as compared to the same 2008 period. Third quarter 2009 was $475 thousand higher as compared to 2008. Net interest income should continue to increase as the Bank continues to work to reduce the amount of loans in nonaccrual, maintains a smaller cash position, and lastly works to increase the yield on loans with the addition of floors and wider spreads on renewing loans.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Provision Expense
Provision for loan loss was $2.7 million higher for the nine months ended September 2009 as compared to the same 2008 period. As mentioned earlier, the continuation of a large balance in nonaccrual loans along with challenging economic conditions warranted a higher provision to the loan loss reserve. For the quarter ended September 30th, $1.4 million more was expensed to increase for the reserve for the additional $3.8 million added to non-accruals during the third quarter. The net charge-off position was only slightly higher in 2009 by approximately $158 thousand compared to 2008. The Bank remains conservative in its views of the loan loss reserve.
Non-interest Income
Non-interest income increased by $491 thousand for the nine months ended September 2009 as compared to the same 2008 period. Just under one third of the increase was due to the gain on sale of securities mentioned earlier. Service charges were down as consumers decreased their use of overdraft privilege and overall overdrafts (in terms of number of items) decreased. Other non-interest income showed significant growth. The largest driver for improvement was the increased revenue from the mortgage refinance activity, specifically gain on sale of real estate loans and mortgage servicing rights. A lower interest rate environment and the tax credit being provided by the Federal Government have helped to generate the mortgage activity. The Bank recognizes income from the sale of those loans in the secondary market and also from establishing the value of retaining the rights to service the mortgage. In general, the Bank earns .25% for servicing the account over its life.
Non-interest Expense
Non-interest expense was $1.2 million higher for 2009 as compared to 2008 as of September 30th. The third quarter was $63 thousand higher comparing 2009 to 2008. One more office was opened and operated in 2009 than during the same period 2008. Full time equivalent employees were 251 as of September 30, 2009 compared to 262 as of September 30, 2008. At December 31, 2008, there were 258 and 255 as of June 30, 2009. This decreasing trend correlates to lower salaries and wages. For 2009, the expense was $173 thousand lower in comparing to the nine months ended period of 2008. It was $206 thousand lower in comparing just the third quarter due to a lower incentive accrual. Pension and other benefits are also lower due to newer employees and a focus on switching to the use of health savings accounts and a higher deductible plan. The Bank intends to have all employees in one plan for 2010.
Occupancy expense is higher with the addition of the office in Angola, Indiana in the second half of 2008. The newest location operates from a leased property. It is expected to be profitable on a monthly basis within 18 months.
The challenging economic conditions have also resulted in an increase of over $1.3 million in other expense for the nine months ended as of September 30, 2009 compared to 2008. This increase is based primarily on a $1 million increase in FDIC assessments, the doubling of legal fees for collection over last year, and a one half million dollar increase in mortgage servicing rights expense. As a secondary mortgage loan is rewritten, any remaining existing servicing right must be completely expensed when the new loan is processed with a new value assigned to the servicing right. This results in increased income but also the correlating expense.
High volume in the consumer indirect auto portfolio also related to an increased expense in the payment of dealers reserve. The cash for clunkers stimulus and the overall strategies of competitors temporarily leaving the market, created increased volume in the Bank’s portfolio. This expense is three times higher than same period last year by $145.5 thousand.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Net Income
Overall, net income was down $983 thousand in comparing 2009 to 2008 first three quarters performance. $507 thousand of that difference occurred in the performance of the three months ended September 30th to the same three months last year. The Company expects for the performance to continue to be a challenge as another special FDIC assessment is possible in the second half. The Company remains positioned for continued improvement in the net interest margin as loans continue to reprice with floors and spread added. The Company continues to focus on positioning the balance sheet for a neutral rate position going forward. The Company does remain, however, a reflection of the local economy in which it operates. To the degree that the local economies continue to deal with slow downs, the Company will be hampered to achieve its goals. In comparison to peer, the Company continues to show better strength and performance.
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

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
               (Continued)

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.02%	-9.161%	Rising	3.000%	18,618	-7.804%
3.12%	-6.076%	Rising	2.000%	19,147	-5.186%
3.22%	-3.022%	Rising	1.000%	19,672	-2.584%
3.33%	0.000%	Flat	0.000%	20,194	0.000%
3.39%	1.981%	Falling	-1.000%	20,606	2.040%
3.43%	3.175%	Falling	-2.000%	20,757	2.791%
3.44%	3.578%	Falling	-3.000%	20,770	2.852%
		12
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
ITEM 4 CONTROLS AND PROCEDURES
As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. There have been no significant changes in the Company’s internal controls that occurred during the quarter ended September 30, 2009.
PART II
ITEM 1 LEGAL PROCEEDINGS
None
ITEM 1A RISK FACTORS
There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of Shares	(d) Maximum Number of Shares
	(a) Total Number	(b) Average Price	Purchased as Part of Publicly	that may yet be purchased under
Period	of Shares Purchased	Paid per Share	Announced Plan or Programs	the Plans or Programs

7/1/2009 to 7/31/2009				196,093

8/1/2009 to 8/31/2009				196,093

9/1/2009 to 9/30/2009				196,093

Total			(1)	196,093

(1)	The Company could have purchased shares in the market pursuant to a stock repurchase program publicly announced on January 16, 2009. On that date, the Board of Directors authorized the repurchase of 225,000 common shares between January 1, 2009 and December 31, 2009. No shares were repurchased in the third quarter.
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

Farmers & Merchants Bancorp, Inc.,
Date: October 28, 2009	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: October 28, 2009	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO