Form 10-K
period 2009-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2010-02-26
CIK 792966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-14492
FARMERS & MERCHANTS BANCORP, INC.

OHIO	34-1469491

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

307 North Defiance Street
Archbold, Ohio	43502

(Address of principal	(Zip Code)
Executive offices)
Registrant’s telephone number, including area code (419) 446-2501
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common shares without par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $96,949,092.00
As of February 24, 2010, the Registrant had 5,200,000 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

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
For a discussion of the general development of the Company’s business throughout 2009, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2009 in Review”.
Nature Of Activities
The Farmers & Merchants State Bank engages in general commercial banking and savings business. Our activities include commercial, agricultural and residential mortgage, consumer, and credit card lending activities. Because our Bank’s offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of our loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, feed, etc. Other types of lending activities include loans for home improvements, and loans for such items as autos, trucks, recreational vehicles, motorcycles, etc.
We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, ATM’s (automated teller machines) are also provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, Defiance, and Perrysburg, along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles, Bryan Eagles; Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.
Farmers & Merchants Life Insurance Company was established to provide services to our customers through the issuance of life and disability insurance policies. Our Bank’s lending officers were the selling agents of the policies to customers. The activities of Farmers & Merchants Life Insurance Co. were not significant to the consolidated company. The Company dissolved the Farmers & Merchants Life Insurance Company subsidiary as the Bank discontinued offering the credit life, accident and health insurance to its customers. The Bank continues to offer credit insurance related products to our residential real estate customers; however, it is through an unrelated third party vendor.
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
The bank is participating in the expanded FDIC limits through all of 2013 and utilizing the additional insurance coverage provided in the Temporary Liquidity Guarantee Program through June 2010. The FDIC increased the insurance level for deposits from $100,000 to $250,000 on interest bearing accounts and unlimited FDIC insurance on non-interest bearing accounts. We believe the cost for this coverage is offset by the benefit to our depositors.
The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Williams, and Wood. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County.
At December 31, 2009, we had 251 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.
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
Regulatory Capital Requirements
The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2009 are summarized in the table included in Note 14 to the consolidated financial statements.

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2009, the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.
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
The Emergency Economic Stabilization Act of 2008 provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation was effective immediately upon the President’s signature on October 3, 2008. The basic deposit insurance limit was set to return to $100,000 on January 1, 2010, however, at this time, the date has been extended to December 31, 2013.
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

Capital Purchase Program
In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law on October 3, 2008 creating the Troubled Assets Relief Program (“TARP”). As part of TARP, the U.S. Treasury established the Capital Purchase Program to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial institutions for the purpose of stabilizing and providing liquidity to the United States financial markets. The Company did not participate in the TARP Capital Purchase Program. In connection with the EESA, there have been numerous actions by the Federal Reserve Board, the United States Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under the EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under the EESA that affect the Company.
Additional Regulation
The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and Regulation E, the Truth in Savings Act and Regulation DD, the Bank Secrecy Act, the Community Reinvestment Act, HUD’s RESPA regulations, anti-discrimination laws and legislation, and antitrust laws.
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
Available Information:
The Company maintains an Internet web site at the following internet address: www.fm-bank.com. The Company files reports with the Securities and Exchange Commission (SEC). Copies of all filings made with the SEC may be read and copied at the SEC’s Public Reference Room, 450 Fifth Street, Washington, DC, 20549. You may obtain information about the SEC’s Public Reference Room by calling (800/SEC-0330). Because the Company makes its filing with the SEC electronically, you may access such reports at the SEC’s website, www.sec.gov. The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonable practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barbara J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501.
Please see the Consolidated Financial Statements provided under Part II, Item 8 of this Form 10-K for information regarding the Company’s revenues from external customers, profits, and total assets for and as of, respectively, the fiscal year ended December 31, 2009.

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
Susceptibility to Changes in Regulation
Any changes to state and federal banking laws and regulations may negatively impact our ability to expand services and to increase the value of our business. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. The Gramm-Leach-Bliley Act regarding financial modernization that became effective in November, 1999 removed many of the barriers to the integration of the banking, securities and insurance industries and is likely to increase the competitive pressures upon the Bank. We cannot predict what effect such Act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance. For more information on this subject, see the section under Part I, Item 1 of this Form 10-K captioned “Supervision and Regulation.”
Interest Rate Risk
Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” Over the last few years, the Bank, along with most other financial institutions, has experienced a “margin squeeze” as drastic interest rate fluctuations have made it difficult to maintain a more favorable net interest spread. During 2009, the Bank was able to improve its margin and spread slightly as the rate environment remained low and flat. Maturities of higher rate deposits aided the decrease in cost of funds.
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
A key component of employee retention is providing a fair compensation base combined with the opportunity for additional compensation for above average performance. In this regard, the Company and the Bank use two incentive programs. The Company uses a stock award program to recognize and incent officers of the Bank. Under the long-term incentive compensation plan, restricted stock awards may be granted to officers. The amount of shares to be granted each year is determined by the Board Compensation Committee and may vary each year in its amount of shares and the number of recipients. The Compensation Committee determines the number of shares to be awarded overall and to the Chief Executive Officer (“CEO”). The CEO then makes recommendations to the committee as to the recipients of the remaining shares. The full Board of Directors approves the action of the Committee. Since the plan’s inception in 2005, all granted stock awards have utilized a three year cliff vesting feature. This is viewed as a retention aid as the awards may be forfeited should an officer leave employment during the vested period.
A second incentive program of the Bank is based on cash compensation of which almost all employees participate (excluding commission based employees and other employees paid for specific higher paid positions, such as peak time.) A discussion of executive officer pay is incorporated within the proxy and as such, this discussion will pertain to all other employees. Non-officer employees are paid a cash incentive based on the projected overall performance of the Bank in terms of Return of Average Assets (“ROA”). The Compensation Committee determines the target performance levels on which the percentage of pay will be based. The Committee takes into account the five and ten year trend of ROA along with budget forecasted for the next year and the Bank’s past year performance. The Committee also considers the predicted banking environment under which the Bank will be operating. Non-officers receive incentive pay in December of the same year based on the year-to-date base compensation through the last pay received in November.
Officers, other than executive, receive incentive pay based on additional criterion. The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals. Officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. An average of four goals were given to each officer in 2009. Officers are paid cash incentives based on the year end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.
The percentages of base pay on which the incentive is calculated graduates higher as does the responsibility level of the employee and their ability to impact the financial performance of the Bank. These percentages are recommended by management to the Compensation Committee and Board for approval. The cash incentive plan along with its targets and goals are subject to modification at the Compensation Committee and Board’s discretion throughout each year.
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
The Bank occupies an Operations Center at 622 Clydes Way in Archbold, Ohio to accommodate our growth over the years. The bank owns a parking lot in downtown Montpelier which had been provided for customer use. The bank owns a property at 204 Washington Street, St Joe, Indiana at which an ATM is located.
The Bank owns all of its office locations, with the exception of Angola, Indiana. The Angola office location is leased. Current locations of retail banking services are:

Office	Location
Archbold, Ohio	1313 S Defiance Street

Wauseon, Ohio	1130 N Shoop Avenue

119 N Fulton Street

Stryker, Ohio	300 S Defiance Street

West Unity, Ohio	200 W Jackson Street

Bryan, Ohio	929 E High Street

1000 S Main Street

Delta, Ohio	101 Main Street

Montpelier, Ohio	1150 E Main Street

Napoleon, Ohio	2255 Scott Street

Swanton, Ohio	7 Turtle Creek Circle

Defiance, Ohio	1175 Hotel Drive

Perrysburg, Ohio	7001 Lighthouse Way

Butler, Indiana	200 S Broadway

Auburn, Indiana	403 Erie Pass

Angola, Indiana	2310 N Wayne Street
All but one of of the above locations have drive-up service facilities and an ATM.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank or the Company, to which we are a party or of which any of our properties are the subject.

PART II.
ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
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
There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

	Stock Prices
2009 - quarter	Quarter	Low	High

	1st	$17.60	$20.00
	2nd	17.55	20.50
	3rd	19.25	20.99
	4th	15.20	19.00

2008 - quarter	Quarter	Low	High

	1st	$18.00	$20.25
	2nd	19.05	22.80
	3rd	20.05	22.25
	4th	19.00	21.35
The Company utilizes Registrar and Transfer Company as its transfer agent.
As of January 27, 2010 there were 2,052 record holders of our common stock.
Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2009. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2004 with all dividends reinvested.
The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

Year 2004 as the Base

	2004	2005	2006	2007	2008	2009
FMAO	$100.00	$80.00	$81.65	$76.40	$77.90	$67.60
NASDAQ-COMPOSITE	$100.00	$102.09	$112.64	$124.61	$75.02	$108.82
NASDAQ-BANK INDEX	$100.00	$98.02	$111.40	$89.54	$70.55	$58.97
Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2009 and 2008 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2009	$.18	$.18	$.18	$.18	$.72
2008	$.16	$.16	$.18	$.18	$.68
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
Dividends declared during 2009 were $0.72 per share totaling $3.41 million, 5.88 percent higher than 2008 declared dividends of $0.68 per share. During 2009, the Company purchased 28,907 shares and awarded 10,000 restricted shares to 49 employees under its long term incentive plan. 350 shares were forfeited during 2009. At year end 2009, the Company held 437,551 shares in Treasury stock and 27,775 in unearned stock awards. The Company purchased 171,889 shares throughout 2008. 10,000 shares were awarded to 51 employees in 2008. 245 restricted shares were forfeited during 2008. At December 31, 2008, the            Company held 418,294 shares in Treasury stock and 23,575 in unearned stock awards. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. On December 18, 2009, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 1, 2010 and ending December 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased as	Remaining Share
	Total Number of	Average Price Paid	Part of Publicly	Repurchase
Period	Shares Purchased	per Share	Announced Programs	Authorization
10/1/2009 to 10/31/2009	—	—	—	196,093
11/1/2009 to 11/30/2009	—	—	—	196,093
12/1/2009 to 12/31/2009	—	—	—	196,093
Total	—	—	—	196,093

(1)	On January 16, 2009, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 225,000 shares of its outstanding common stock commencing on January 16, 2009 and ending December 31, 2009.
Reclassification
Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform with the 2009 presentation.

ITEM 5.	SELECTED FINANCIAL DATA
SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
Summary of Consolidated Statement of Income — UNAUDITED

	(In Thousands, except share data)
	2009	2008	2007	2006	2005

Summary of Income:
Interest income	$41,114	$43,824	$45,424	$42,269	$38,101
Interest expense	13,220	18,101	21,722	18,535	13,539

Net Interest Income	27,894	25,723	23,702	23,734	24,562
Provision for loan loss	3,558	1,787	871	525	(425)

Net interest income after provision for loan loss	24,336	23,936	22,831	23,209	24,987
Other income (expense), net	(15,256)	(14,763)	(12,269)	(11,966)	(13,209)

Net income before income taxes	9,080	9,173	10,562	11,243	11,778
Income taxes	2,475	2,450	2,828	3,107	3,202

Net income	$6,605	$6,723	$7,734	$8,136	$8,576

Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$1.39	$1.39	$1.52	$1.57	$1.65

Dividends	$0.720	$0.680	$0.640	$0.575	$0.500

Weighted average number of shares outstanding	4,741,392	4,846,310	5,097,636	5,186,329	5,198,728

*	Based on weighted average number of shares outstanding

	(In Thousands)
	2009	2008	2007	2006	2005

Total assets	$853,860	$805,729	$803,974	$737,096	$720,945
Loans	563,911	562,336	523,474	498,580	458,704
Total Deposits	676,444	615,732	634,593	585,409	576,297
Stockholders’ equity	93,584	90,547	89,375	87,732	82,588

Key Ratios
Return on average equity	7.19%	7.51%	8.71%	9.64%	10.62%
Return on average assets	0.80%	0.84%	1.06%	1.14%	1.22%
Loans to deposits	83.36%	91.33%	82.49%	85.17%	79.65%
Capital to assets	10.96%	11.24%	11.12%	11.90%	11.46%
Dividend payout	51.66%	48.77%	42.00%	36.63%	30.31%

ITEM 6.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

2009 in Review
2009 proved to be a tough year in which businesses had to operate. This was especially true in banking as negative press continued throughout the year and all banks were painted with the same brush. Increased FDIC assessments along with a special mid-year assessment impacted the bottom line with over $1.2 million additional expense recorded for 2009 as compared to 2008. This increased level of cost is forecasted to continue as the Bank has prepaid over $3.5 million for the next three years. While funds were available for the prepayment, it still represents a cost in terms of lost opportunity for earnings on the $3.5 million.
The Bank was not hit with the cost of failures in just our own industry, but rather from almost all industries as charge-offs and watch list loans increased also. Much of our lenders’ time was spent working delinquencies and the one bright spot of the low rate environment, refinancing mortgages. Fortunately, many of our customers were able to refinance their mortgages to lower rates and payments even though their house values had declined. The financial impact of both these scenarios will be further discussed in the material changes in operations to follow.
The Bank launched a new product offering in March 2008: Reward Checking. The product is a free checking account which pays a high rate of interest to customers who agree to three qualifications each statement cycle. The three qualifications enable the Bank to deliver the high interest rate as they create efficiencies or increase non-interest revenue to the Bank. As will be shown later, the success of this product grew throughout 2009 and is the reason for the increase in interest bearing liabilities. It has been extremely well received by customers and embraced by the Bank’s employees. It has exceeded expectations at this point and continues to be the product of choice for a new checking customer. At year end 2009, it had the highest balance at over $49 million within the business and consumer checking portfolio. The Bank looks forward to further development of the product line in 2010 with the introduction of KASASA™. KASASA is the first national brand of the most innovative checking accounts available today. KASASA is a new word that was created to capture consumers’ attention and awaken them to a new way of banking. These accounts are designed to be the first and only accounts that actually take an interest in their accountholders by paying them to use their account with what interests them most. More discussion will be focused on this product with the tables to follow.
The Company is proud of its results for 2009. Increased regulatory demands and high unemployment in the communities we serve impacted the level of profitability; however, the Company has remained in the black throughout the year. Using the Bank Holding Company and Uniform Bank Performance Report compiled by the Federal Reserve system as a reference, the Company was seven times more profitable than its national peer and the Bank twice its peers as of end of third quarter 2009.
Material Changes in Results of Operations
The discussion now turns to more financial based results and trends as a result of 2009 operations. In comparing line items of the consolidated statement of income for years ended 2007 through 2009, it is easily seen where the Company has been spending its time and the impact of the recession. Decreasing interest income and expense are obvious large factors on the profitability of the Company for 2009; however, that discussion can be found in the net interest income section. This discussion will focus on the significant non-interest items that impacted the operations of the Company.
Looking at the positive items first; overall, non-interest income shows a trend of improvement. A modest improvement of $94 thousand in 2008 over 2007 was followed by a more significant gain of over $1.3 million in 2009 as compared to 2008. Accounting for over $1 million of the gain was the revenue generated from mortgage loan activity through establishing mortgage servicing rights and gain on the sale of loans into the secondary market. As mentioned earlier, our loan officers and supporting departments were very busy in 2009 handling refinance activity for mortgages. It was a much needed, but unexpected source of increased revenue.

The second largest increase to non-interest income was derived from increased debit card usage. As the Bank receives interchange revenue from each “swipe” of the card, usage increased thereby increasing revenue over $126.5 thousand in 2009 over 2008. 2008’s increase was $218.5 thousand over 2007. Both increases are attributed to the growth and popularity of the Bank’s Reward checking product. One of the criteria for the payment of high interest on the account is utilizing the debit card at least twelve times per statement cycle. The Bank’s Reward Checking customers average 25 transactions per statement, surpassing the 9 transactions average of our Free Checking customers. The additional revenue from debit card usage offsets the interest expense, creating a win-win situation for the customers and the Bank. In 2010, this revenue stream will be further enhanced with the addition of KASASA. All of the KASASA products will have a debit card usage qualification; however, interest income will not be the customer win for all accounts. Customers may choose to receive credit towards iTunes downloads or donate earnings to charity.
One additional non-interest income item to mention is overdraft and return check fee income. This revenue source decreased 6.5%, or $176 thousand, during 2009 even though the number of checking accounts increased 4.16% and the portfolio year end balance was $23.6 million higher in 2009 than 2008. Overdraft fees had been higher in 2008 than in 2007; however 2008’s income fee was lower than in 2007. 2008 was higher due to the volume of checking accounts added from the Knisely acquisition. The average overdraft fee paid per account was $6.77 less in 2008 than in 2007. This revenue source is under intense regulatory review and proposed changes are predicted to decrease this line item by as much as 30% in 2010.
Service charge income remained virtually unchanged from 2008 even with the increase in accounts. Most of the new accounts added either don’t have service fee charges and/or the balances are high enough to offset any charges. Both the OD and return check and service charge income from checking accounts are included in the customer service fees line item on the income statement.
Lastly, the Bank was able to take advantage of the ability to book some gains on the sale of securities. This opportunity presented itself in the first and last quarter of 2009. The Bank did not sacrifice long term profitability for short term gains as the yields of the portfolio were not negatively impacted by the sales. The discussion on causes for changes to yields follows in the interest section. The Bank did recognize a loss of just over $50 thousand on an equity security of a Banker’s Bank. The entity had been taken over by the FDIC with its assets and deposits being bought by another financial institution.
Overall, non-interest expense increased 8.6% or $1.8 million in 2009 over 2008. This has proved to be an increasing trend as 2008 was 13.9% over 2007, or $2.6 million higher. The causes behind the increases; however, are different. The largest factor behind the 2009 increase was FDIC assessment, which was broken out as its own line item on the statement of income due to its significance. Of the $1.8 million increase in 2009 non-interest expense, $1.2 million is attributed to the cost of FDIC insurance.
Also mentioned previously was the mortgage refinancing activity of 2009. A correlating expense to that activity is the amortization of mortgage servicing rights. The income was discussed previously; the amortization is the offset to the income recognized. This increase occurred in both 2008 and 2009. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated when paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. 2007 had net income from mortgage servicing rights of $95 thousand, 2008 had net income of $77 thousand, and 2009 had net income of $225 thousand. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. The reason for 2009’s larger net position is due to the increase in the number of loans being serviced; thereby new rights are being established without having been offset by accelerated expense. This is evidenced by the year end number of loans and balances being up significantly. As of December 31 of each year, there were 3,571 loans serviced with outstanding balances of $267.8 million for 2009, 3,190 loans with balances of $233.9 million for 2008, and 3,178 loans with balances of $235.2 million for 2007. Returning to the expense only portion, expense for 2009 was $563 thousand higher than expense for 2008 and $676 thousand higher than 2007. As seen above, the increased expense was offset by a higher increase in income.
During the first part of 2009, some of the Bank’s lending officers were also very busy in auto loan financing. This activity was spurred by government and auto manufacturer incentives along with large banks exiting the market in the first half of the year. The consumer loan portfolio grew by 26%, or almost $6 million. This increased activity offset the increased salary expense as deferred costs from these loans are recorded as a deduction to the salary expense when the loans are made. While salaries and wages decreased in 2009 as compared to 2008, it was this component that made it possible. Base salary expense increased just over $400 thousand with the deferred costs offsetting with a $50 thousand increase for 2009. In 2008, as compared to 2007, base salary increased by $835 thousand, but was offset by a $98 thousand increase in deferred costs. The increases in base salary have been driven by additional offices being opened and increase in revenue generating positions, such as additional staff in the Bank’s financial planning division.
Employee benefits ended 2009 at $185 less than (or basically even) 2008’s and again it was for different reasons than the fluctuation of $214 thousand between 2008 and 2007. Employees group insurance costs were up $224 for 2009 over 2008 and 2008 costs were $51 thousand lower than 2007. The Bank is partially self-insured and fluctuations to costs are therefore caused by fluctuations in claims made by employees. In 2008, the Bank offered a Health Savings Account (HSA) option, along with offering its traditional medical plans. 70% of employees chose the HSA high deductible plan. Both options were available in 2009 and the decision was made to implement the HSA plan only bank-wide for 2010. The increase in medical expense was offset by a decrease of $201.5 thousand in miscellaneous personnel expense and in the BOLI retirement expense for 2009 as compared to 2008. Miscellaneous personnel expense includes such items as employee outings and the use of employment and executive search agencies. Bank Owned Life Insurance (BOLI) retirement expense represents the yearly cost to fund the liability of post retirement officers upon which the Bank has an insurance policy of which the Bank is the beneficiary. The total of these two expenses increased $216 thousand in 2008 as compared to 2007 and as stated previously was opposite of the movement in 2009 as compared to 2008.
Occupancy expense increased $84 thousand over 2008 with the largest impact stemming from the costs associated with holding Other Real Estate Owned (OREO). The balance in OREO increased from $426.7 thousand as of December 31, 2008 to $1.4 million as of December 31, 2009. The largest expense increase in occupancy was real estate taxes, which was driven by the additional holding of OREO and had increased $82.9 thousand. The larger increase of $465 thousand in occupancy expense in 2008 over 2007 was based on the increase in the number of offices and a decrease in the amount of building rent received from the Bank’s brokerage division, FM Investments. The building rent received in 2009 was just 2% higher than in 2008, therefore it was not a factor in the increase for 2009.
As is often the case, an increase in technology costs is offset by efficiencies or cost savings found elsewhere on the statements of income. During 2008, the increase in furniture and equipment was caused by the increase in the number of offices and a new telephone system. The phone system utilizes the Bank’s wide area data network, or VOIP (Voice Over Internet Protocol). The depreciation cost of which is offset by a reduction in long distance and line usage. In 2009, the increase in the furniture and equipment line item of $61 thousand over 2008 comes mainly from an increase in the expense of maintenance contracts. The majority of software utilized by the Bank includes an annual maintenance cost. This cost accounts for over 85% of the line item increase. It is an area that is closely monitored; however, not easily contained. Generally, to have additional revenue generated or expense decreased from new efficiencies, an additional expense will be incurred in furniture and equipment.
A positive reduction in data processing expense of $98 thousand occurred in 2009. This decrease is not attributable to just one vendor, but rather a negotiation with multiple vendors. This reduction is hoped to begin a trend of declining costs as the Bank plans to switch service providers in February 2010 at a cost savings. The pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the KASASA additions and an improving economy.

It was mentioned earlier that much of the lenders’ time was spent on mortgage refinancing and collections. The collection expense is included in the general and administrative expense. The collection expense increase of $92 thousand in 2008 as compared to 2007 has been followed by an additional $251 thousand increase in 2009 over 2008. A more positive comparison is the reduction by just under $74 thousand in 2009 of the expense associated with miscellaneous NSF (non-sufficient funds) and return checks. 2008 had seen an increase of $137 thousand over 2007 in this area where often the issue stems from fraudulent activity attempted on our customer accounts. This is often a reflection of a tough economy and the Bank worked hard to educate our customers and create an awareness to stop the losses. There are always a few that slip through the cracks but it is a credit to the Bank’s front line personnel that a decrease to the expense took place.
The largest cost increase to the Bank in 2009 was the Provision for Loan Losses. A tough economic environment existed for most businesses in our primary market area during 2007 through 2009. In 2009, the provision expense was $1.8 million higher than 2008 and $2.7 million over 2007. Gross charge-offs were $3.3 million for 2009, as compared to 2008’s $2.6 million and 2007’s $1.6 million. Recoveries were $242, $348, and $732 thousand for 2009, 2008, and 2007, respectively. Unfortunately, 2009 had the highest charge-off and lowest recovery amounts, making the net charge-offs the highest at $3 million. 2008 had a net charge-off position of $2.2 million and 2007 had a position of less than $1 million. 2008 was impacted by mostly agricultural business and 2009 activity was mainly commercial driven. Further analysis by loan type is presented in the discussion of the allowance for credit losses.
Overall, the Company is proud to have another solid, positive year of performance during tough times. The Bank remains well capitalized and focused on how best to weather the economic climate. Some positive signs are beginning to show in our markets; however, the heavy burden of regulation is not easily overcome. FDIC assessments will be a way of life for the next three years. The Company forecasts moderate expansion while seeking opportunities to improve earnings and lower costs.
Net Interest Income
The net interest margin improved during 2009 as the Bank was able to adjust the majority of its deposit liabilities by a larger percentage down than which the loans were pricing down. A decrease occurred in both interest income and interest expense for the second straight year, however, the $4.2 million decrease in deposit interest expense alone outpaced the $2.7 million decrease in all interest income. Net interest income was $2.2 million higher than 2008 and 2008 was $2.0 million higher than 2007. As a percentage, net interest income was 17.7% higher than 2007, while the average balance on earning assets was only 5% higher for the same time period.
The following table presents net interest income, interest spread and net interest margin for the three years 2007 through 2009, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The table also shows their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax affected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.
As the charts indicate, the Company experienced significant increased growth on an average basis for year 2008 compared to 2007 at 9.54%. 2009 had an increase of average assets of 3.13%. Interest earning assets average balance increased during all periods. The biggest component of the interest earning assets was loans. The decrease on yields is more pronounced on the other earning assets. Specifically, the largest fluctuation is in short-term funds, Federal Funds Sold. In 2007, the yield on Federal Funds was 4.67%, 2008 was 2.90%, and in 2009 it was 0.38%.

While the loan portfolio size has remained fairly constant in 2009, the yield, or income, generated has decreased for the second straight year. This is due to the low interest rate environment, with the lending prime rate within 26 basis points of the Company’s net interest spread. Spread is the difference between what the Company earns on its assets and pays on its liabilities. It is on this spread that the Company must fund its operations and generate profit. When the asset yield decreases, so must the cost of funds to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. To mitigate the low rate environment, the Bank placed rate floors on most variable loans during 2009, which were typically 125 basis points over the current prime rate. This protected the Bank during a flat rate environment. The challenge will come when rates start to rise and the Bank will be affected by the index spreads also placed on the loans. An increased prime rate will not directly correlate to an increased yield on loans.
Overall, the tax equivalent yield on interest earning assets decreased to 5.52% for 2009 compared to 6.03% and 6.81% for 2008 and 2007 respectively. The percentage of interest earning assets to total assets increased slightly in 2009 over 2008 and remained above 90% at a respectable 93.55% for 2009.
As stated previously, the decreased yield on the assets was fortunately outpaced by the decreased cost of funds. The average balances for interest bearing liabilities increased only $17.4 million compared to 2008 and $83.5 million as compared to 2007. While the balance increased, the costs on those funds were significantly lower. The average cost for 2009 was 2.00% compared to 2008’s 2.82% and 2007’s 3.77%. The balances in non-interest bearing liabilities also increased during the last three years.
As with the yields on assets, the largest fluctuation in the cost of funds is in the shorter term liabilities, savings deposits. The cost on savings decreased 66% while on time deposits the cost decreased 38%. The Bank has focused on increasing its core deposit base to lessen the dependency on higher cost time deposits. The Bank has also attempted to increase the duration of the time deposits; however, customers have maintained a short-term, twelve month focus.
As stated previously, the charts show the improvement of the net interest margin from 2008 to 2009. A slight tightening occurred during 2008. Net interest spread increased 17 basis points during 2008 and 30 basis points during 2009. Net interest margin dropped 2 basis points in 2008 compared to 2007 and a 19 basis point increase from 2008 to 2009. Competition played a major role in the pressure applied on these margins along with the fluctuating rate environment and the slope of the yield curve during 2007 through 2009. The ability to grow loans was directly impacted by the ability to aggressively price the loans and finding borrowers wishing to borrow. The continued decrease in the prime lending rate and deterioration of the economy made any improvement in interest income very difficult. The two biggest factors in the decrease of interest expense in the liabilities were the volume of other time deposits that re-priced to a significantly lower rate during 2008 and 2009 and the large drop in the Federal Funds rate which directly impacted the Federal funds purchased and securities sold under agreement to repurchase. The acquisition had a major impact on the average balances in 2008 as compared to 2007.
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

	2009
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate

ASSETS
Interest Earning Assets:
Loans (1)	$558,869	$33,585	6.04%
Taxable investment securities	146,872	5,798	3.95%
Tax exempt investment securities	46,736	1,686	5.47%
Interest bearing deposits	—	—	0.00%
Federal funds sold	11,937	45	0.38%

Total Interest Earning Assets	764,414	$41,114	5.52%

Non-Interest Earning Assets:
Cash and cash equivalents	19,209
Other assets	39,007

Total Assets	$822,630

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$257,345	$1,755	0.68%
Other time deposits	317,619	9,252	2.91%
Other borrowed money	38,498	1,727	4.49%
Federal funds purchased and securities sold under agreement to repurchase	45,920	486	1.06%

Total Interest Bearing Liabilities	659,382	$13,220	2.00%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	57,630
Other	13,778

Total Liabilities	730,790

Shareholders’ Equity	91,840

Total Liabilities and Shareholders’ Equity	$822,630

Interest/Dividend income/yield		$41,114	5.52%
Interest Expense / yield		13,220	2.00%

Net Interest Spread		$27,894	3.51%

Net Interest Margin			3.79%

		2008
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate

ASSETS
Interest Earning Assets:
Loans (1)	$544,310	$34,994	6.46%
Taxable investment securities	146,877	6,963	4.74%
Tax exempt investment securities	42,361	1,594	5.70%
Interest bearing deposits	—	—	0.00%
Federal funds sold	9,423	273	2.90%

Total Interest Earning Assets	742,971	$43,824	6.03%

Non-Interest Earning Assets:
Cash and cash equivalents	19,399
Other assets	35,317

Total Assets	$797,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$240,880	$2,760	1.15%
Other time deposits	314,005	12,467	3.97%
Other borrowed money	38,110	1,747	4.58%
Federal funds purchased and securities
sold under agreement to repurchase	49,014	1,127	2.30%

Total Interest Bearing Liabilities	642,009	$18,101	2.82%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	53,208
Other	12,928

Total Liabilities	708,145

Shareholders’ Equity	89,542

Total Liabilities and
Shareholders’ Equity	$797,687

Interest/Dividend income/yield		$43,824	6.03%
Interest Expense / yield		18,101	2.82%

Net Interest Spread		$25,723	3.21%

Net Interest Margin			3.60%

		2007
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate

ASSETS
Interest Earning Assets:
Loans (1)	$502,815	$37,429	7.48%
Taxable investment securities	132,047	6,181	4.68%
Tax exempt investment securities	40,433	1,533	5.74%
Interest bearing deposits	286	17	5.94%
Federal funds sold	5,658	264	4.67%

Total Interest Earning Assets	681,239	$45,424	6.81%

Non-Interest Earning Assets:
Cash and cash equivalents	17,318
Other assets	29,684

Total Assets	$728,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$193,539	$3,978	2.06%
Other time deposits	312,515	14,424	4.62%
Other borrowed money	28,233	1,317	4.66%
Federal funds purchased and securities
sold under agreement to repurchase	41,549	2,003	4.82%

Total Interest Bearing Liabilities	575,836	$21,722	3.77%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	44,553
Other	19,029

Total Liabilities	639,418

Shareholders’ Equity	88,823

Total Liabilities and Shareholders’ Equity	$728,241

Interest/Dividend income/yield		$45,424	6.81%
Interest Expense / yield		21,722	3.77%

Net Interest Spread		$23,702	3.04%

Net Interest Margin			3.62%

(1)	For purposes of these computations, non-accruing loans are included in the daily average outstanding loan amounts.

The primary source of the Company’s traditional banking revenue is net interest income. Net interest income is the difference between interest income on interest earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earning assets and liabilities. The change in net interest income is most often measured as a result of two statistics – interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities supporting those funds represents the interest spread. Because non-interest bearing sources of funds such as demand deposits and stockholders’ equity also support earning assets, the net interest margin exceeds the interest spread.
The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

		2009 vs 2008
	(In Thousands)
	Net	Due to Change in
Interest Earned On:	Change	Volume	Rate

Loans	$(1,409)	$941	$(2,350)
Taxable investment securities	(1,165)	—	(1,165)
Tax-exempt investment securities	92	249	(157)
Interest bearing deposits	—	—	—
Federal funds sold	(228)	73	(301)

Total Interest Earning Assets	$(2,710)	$1,263	$(3,973)

Interest Paid On:
Savings deposits	$(1,005)	$189	$(1,194)
Other time deposits	(3,215)	143	(3,358)
Other borrowed money	(20)	18	(38)
Federal funds purchased and securties sold under agreement to repurchase	(641)	(71)	(570)

Total Interest Bearing Liabilities	$(4,881)	$279	$(5,160)

	2008 vs 2007
	(In Thousands)
	Net	Due to Change in
Interest Earned On:	Change	Volume	Rate

Loans	$(2,435)	$3,104	$(5,539)
Taxable investment securities	782	694	88
Tax-exempt investment securities	61	111	(50)
Interest bearing deposits	(17)	(17)	—
Federal funds sold	9	176	(167)

Total Interest Earning Assets	$(1,600)	$4,068	$(5,668)

Interest Paid On:
Savings deposits	$(1,218)	$973	$(2,191)
Other time deposits	(1,957)	69	(2,026)
Other borrowed money	430	460	(30)
Federal funds purchased and securties sold under agreement to repurchase	(876)	360	(1,236)

Total Interest Bearing Liabilities	$(3,621)	$1,862	$(5,483)

Interest rates began to drop at the end of third quarter 2007 and continued that course throughout 2008. With the increase in average balances during 2008, the significant increase in interest was to be expected due to change in volume. The difference in the two comparisons is the amount of change due to interest rates remaining low through the two periods. What did remain the same in the two comparisons is that the change in interest expense outpaced the change in interest income. In the early part of 2007, the Bank employed a strategy to keep time deposit “specials” to shorter terms (12 to 15 months). As rates continued to decline in 2008 and remain low throughout 2009, this strategy accomplished its goal of significantly lowering the cost of time deposits during 2008 and 2009. The strategy currently is to extend the maturities of “specials” to over 24 months to prepare for rising rates. The other strategy employed during 2008 and 2009 was to increase core deposits by offering innovative products focused on customer needs: higher interest rates. In exchange for a high interest-bearing checking account, customers were asked to utilize services that benefited both the Bank and themselves. Smaller time deposit rate shoppers had an option to perhaps change their behavior of banking or those deposits were allowed to run off. The new core deposit products were indeed embraced by our customers and have helped to reach the deposit portfolio mix the Bank was after. The improved net interest margin played a large role in offsetting the increased operating costs of credit.
Allowance for Credit Losses
The Company segregates its Allowance for Loan and Lease Losses (ALLL) into two reserves: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL).
The ACL increased during 2009 as compared to 2008 as net charge-offs and past due loans had increased during 2009. The increase takes into account the high level of nonaccruals and watch list loans and the extended time period it may involve for resolution. $3.3 million in loans were charged off in 2009 compared to $2.6 million for 2008 and $1.6 million for 2007. The Company increased the allowance for credit losses for 2007 as $301 thousand of the increase was the allowance that came across from the acquisition. The allowance stands at $6.2 million for 2009 compared to $5.7 million for 2008 and $6.1 million for 2007. Provision expense was up $1.8 million for 2009 and $916 thousand for 2008, bringing the total expense to $3.6 million for 2009 compared to $1.8 million for 2008 and $871 thousand for 2007. The AULC remained almost equal to 2008, ending at $156 thousand for 2007, increased to $225 thousand for 2008, and ended 2009 at $227 thousand. Historical factors along with current economic conditions are part of the calculation to determine the adequacy of the allowance.
Non-interest Income
Non-interest income of $7.8 million is an increase of $982 thousand over 2008, while 2008 and 2007 were within $94 thousand of each other at $6.5 and $6.4 million, respectively. The largest fluctuations in non-interest income were impacted with the residential mortgage loan activity and sale of securities. Both of these were opportunities created from the low interest rate environment and may not be repeated in 2010.
Non-interest Expense
The increase of $1.8 million in non-interest expense for 2009 as compared to 2008 was mainly the increased FDIC assessment cost of $1.2 million and the $563 thousand of mortgage servicing rights amortization. The FDIC is a result of funding the insurance reserve for the increased number of failed banks the last two years and this cost will continue for the next few years to come. The mortgage servicing rights amortization came from the same residential mortgage activity as did the income; however, it was limited to the refinancing portion.
The difference in 2008 and 2007 was for entirely different reasons. Salaries and wages increased in 2008 as compared to 2007. Full time equivalent numbers of employees for December 2008 compared to September 2007 increased by seventeen with the addition of new offices. The incentive paid based on performance for

2008 was lower than 2007 as the overall performance of the Bank was lower. Employee benefits were lower as the Bank’s cost for medical insurance decreased during 2008 with lower claims and 401(k) expense was lower due to performance. This impact was discussed earlier.
Federal Income Taxes
Effective tax rates were 27.26%, 26.71%, and 26.78%, for 2009, 2008, and 2007, respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $629, $654, and $650 thousand for 2009, 2008, and 2007, respectively.
Financial Condition
Average earning assets increased $21.4 million during 2009 over 2008 and were higher by $83.2 million as compared to 2007. The main cause of fluctuation was caused by the acquisition and repositioning the balance sheet. Average interest bearing liabilities increased $17.4 million over 2008 and $83.5 million from 2007. The increase in 2009 over 2008 was due to the success of the Reward Checking product to attract funds into the savings deposit bucket. The increase in 2008 over 2007 was from the acquisition and to fund the increase in loans.
Securities
Security balances as of December 31 are summarized below:

	(In Thousands)
	2009	2008	2007

U.S. Treasury	$5,219	$—	$—
U.S. Government agency	104,676	82,675	104,737
Mortgage-backed securities	36,848	51,826	39,367
State and local governments	60,538	43,160	41,467

	$207,281	$177,661	$185,571

The following table sets forth (dollars in thousands) the maturities of investment securities as of December 31, 2009 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

		Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield

U.S. Treasury	$—	0.00%	$5,219	1.26%
U.S. Government agency	31,037	2.90%	63,947	3.05%
Mortgage-backed securities	4,846	3.77%	32,002	4.91%
State and local governments	15,095	3.93%	18,578	3.40%
Taxable state and local governments	—	0.00%	2,089	3.50%

		Maturities
	(Amounts in Thousands)
	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield

U.S. Treasury	$—	0.00%	$—	0.00%
U.S. Government agency	9,692	5.33%	—	0.00%
Mortgage-backed securities	—	0.00%	—	0.00%
State and local governments	22,281	3.67%	2,495	3.78%
Taxable state and local governments	—	0.00%	—	0.00%
As of December 31, 2009 the Bank did not hold a large block of any one investment security, except for U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $4.2 million. This is required in order to obtain Federal Home Loan Bank Loans. The Bank also acquired stock in the Federal Home Loan Bank of Indianapolis at a cost of $231.4 thousand and Banker’s Bancorp, Inc at a cost of $50.8 thousand through its acquisition of Knisely Bank. There were no borrowings at the time of acquisition associated with Federal Home Loan Bank of Indianapolis. The value of the stock in Banker’s Bancorp, Inc was written down to zero at the end of 2009 as the institution was taken over by its regulators. The Bank also owns stock of Farmer Mac with a carrying value of $27.4 thousand which is required to participate loans in the program.
Loan Portfolio
The Bank’s various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.
The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, including loans held for sale:

	(In Thousands)
	2009	2008	2007	2006	2005

Loans:
Commercial Real Estate	$214,849	$226,761	$181,340	$162,363	$113,283
Agricultural Real Estate	41,045	48,607	45,518	49,564	50,777
Consumer Real Estate	98,599	89,773	102,660	86,688	115,831
Commercial/industrial	120,543	112,526	104,188	101,788	81,893
Agricultural	59,813	56,322	58,809	69,301	61,502
Consumer	32,581	26,469	27,796	27,388	31,935
Industrial Development Bonds	2,552	7,572	9,289	7,335	9,237

Total Loans	$569,982	$568,030	$529,600	$504,427	$464,458

The following table shows the maturity of loans as of December 31, 2009:

	Maturities (In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total

Commercial Real Estate	$12,811	$157,856	$44,182	$214,849
Agricultural Real Estate	1,410	14,450	25,185	$41,045
Consumer Real Estate	8,035	23,915	66,649	$98,599
Commercial and Industrial Loans	78,939	32,898	8,706	$120,543
Agricultural	43,253	13,861	2,699	$59,813
Consumer, Master Card and Overdrafts	5,882	19,741	6,958	$32,581
Industrial Development Bonds	862	639	1,051	$2,552
The following table presents the total of loans due after one year which has 1) predetermined interest rates and 2) floating or adjustable interest rates:

	(In Thousands)
	Fixed	Variable
	Rate	Rate

Commercial Real Estate	$26,398	$175,640
Agricultural Real Estate	4,337	35,298
Consumer Real Estate	20,069	70,495
Commercial and Industrial	15,924	25,680
Agricultural	9,508	7,052
Consumer, Overdrafts and other loans	26,696	3
Industrial Development Bonds	1,690	—
The following table summarizes the Company’s non-accrual and past due loans as of December 31 for each of the last five years:

	(In Thousands)
	2009	2008	2007	2006	2005

Non-accrual loans	$14,054	$13,575	$4,918	$4,254	$4,663
Accruing loans past due 90 days or more	69	2,524	—	—	—

Total	$14,123	$16,099	$4,918	$4,254	$4,663

Although loans may be classified as non-performing, some pay on a regular basis, many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $2.0 million for 2009, $1.4 for 2008, and $313 thousand for 2007. Any collections of interest on non-accrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation needed. Total interest collections amounted to $290 thousand for 2009, $332 thousand for 2008, and $161 thousand for 2007. $6 thousand of interest collected in 2009 was applied to reduce the specific allocations, $20 thousand of interest collected in 2008 was applied to reduce the specific allocations, and $40 thousand of the interest collected in 2007 was applied to reduce the specific allocations for 2007.
Loans are placed on non-accrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The $14.1 million of non-accrual loans as of

December 31, 2009 are secured. The loss of interest of $2 million on these non-accruals has significantly impacted the yield on loans.
As of December 31, 2009 the Bank has $25.6 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties. These loans are subject to constant management attention and are reviewed at least monthly.
The amount of the potential problem loans was considered in management’s review of the loan loss reserve required at December 31, 2009.
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
As of December 31, 2009, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $59.8 million with an additional $41 million in agricultural real estate loans. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.
ALLL is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of two components, allocated and unallocated.
Management considers several different risk assessments in determining ALLL. The allocated component of ALLL reflects expected losses resulting from an analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. For those loans where the internal credit rating is at or below a predetermined classification and management can reasonably estimate the loss that will be sustained based upon collateral, the borrowers operating activity and economic conditions in which the borrower operates, a specific allocation is made. For those borrowers that are not currently behind in their payment, but for which management believes based on economic conditions and operating activities of the borrower, the possibility exists for future collection problems, a reserve is established. The amount of reserve allocated to each loan portfolio is based on past loss experiences and the different levels of risk within each loan portfolio. The historical loan loss portion is determined using a historical loss analysis by loan category.
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
As presented below, charge-offs increased to $3.3 million for 2009, and the provision was $3.6 million. An additional $301 thousand is showing in the provision line for 2007 which represents ALLL that was carried over from the acquisition. The Commercial and Industrial portfolio was the only segment in a net recovery for 2008 and 2007, however it had the largest net charge-off position in 2009. The negative provision of 2005 was necessary to decrease the allowance because of the overall decrease of the loan portfolio and the improved asset quality position. The decrease in the total allowance for credit losses for 2006 was due to the continued improvement in the asset quality position and reassessment of the risk existent in the unfunded loan commitments. The improvement in the ratio of net charge offs to average loans outstanding is evidence of the improved asset quality during that period. The increase in net charge-offs and past due loans along with the loan growth were the reasons for the increase in the ALLL for 2007. The decrease in the ALLL for 2008 was due to the large level of charge-offs taken. With the charge-offs going higher in 2009, it became prudent to increase the ALLL for 2009. The increase provides for the high level of non-accrual and watch list loans and recognizes the extended time period with which it has taken to achieve resolution and/or collection of these loans.
The following table presents a reconciliation of the allowance for credit losses:

	(In Thousands)
	2009	2008	2007	2006	2005

Loans	$569,982	$568,030	$529,600	$504,427	$464,488

Daily average of outstanding loans	$559,261	$544,859	$503,296	$484,663	$469,326

Allowance for Loan Losses-Jan. 1	$5,496	$5,922	$5,594	$5,388	$6,814
Loans Charged off:
Commercial Real Estate	—	—	376	214	82
Agricultural Real Estate	—	—	—	—	—
Consumer Real Estate	452	194	252	167	347
Commercial and Industrial	2,235	71	538	282	933
Agricultural	230	1,912	42	—	12
Consumer & Other Loans	371	384	368	322	722

	3,288	2,561	1,576	985	2,096

Loan Recoveries:
Commercial Real Estate	—	—	25	2	—
Agricultural Real Estate	—	—	—	214	20
Consumer Real Estate	11	87	5	24	52
Commercial and Industrial	72	78	359	—	580
Agricultural	6	4	103	74	31
Consumer & Other Loans	153	179	240	352	412

	242	348	732	666	1,095

Net Charge Offs	3,047	2,213	844	319	1,001

Provision for loan loss	3,558	1,787	871	525	(425)

Acquisition allowance for loan loss	—	—	301	—	—

Allowance for Loan & Lease Losses — Dec	$6,008	$5,496	$5,922	$5,594	$5,388
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	$227	$226	$156	$168	$841

Total Allowance for Credit Losses — Dec 31	$6,235	$5,722	$6,078	$5,762	$6,229

Ratio of net charge-offs to average
Loans outstanding	0.54%	0.41%	0.17%	0.07%	0.21%

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2009		2008		2007		2006		2005
	Amount		Amount		Amount		Amount		Amount
	(000’s)%		(000’s)%		(000’s)%		(000’s)%		(000’s)%

Balance at End of Period Applicable To:
Commercial Real Estate	$1,810	37.69%	$1,810	39.92%	$1,358	34.24%	$1,221	32.19%	$756	24.39%
Agricultural Real Estate	120	7.20%	130	8.56%	117	8.60%	162	9.82%	88	10.93%
Consumer Real Estate	439	17.30%	386	15.80%	381	19.39%	288	17.19%	719	24.95%
Commercial & Industrial	2,494	21.14%	2,278	19.81%	1,859	19.67%	2,721	20.18%	2,246	17.63%
Agricultural	647	10.49%	413	9.92%	1,676	11.10%	250	13.74%	275	13.24%
Consumer, Overdrafts and other loans	498	5.72%	479	5.99%	531	7.00%	634	6.88%	526	8.86%
Unallocated	—		—		—		318		778

Allowance for Loan & Lease Losses	$6,008	100.00%	$5,496	100.00%	$5,922	100.00%	$5,594	100.00%	$5,388	100.00%
Off Balance Sheet Commitments	$227		$226		$156		$168		$841

Total Allowance for Credit Losses	$6,235		$5,722		$6,078		$5,762		$6,229

Deposits
The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2009 are as follows:

(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year

Time Deposits	$28,631	$22,205	$31,901	$31,922
The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts

December 31, 2009:
Average balance	$55,793	$145,259	$112,086	$317,619
Average rate	0.00%	1.02%	0.24%	2.91%

December 31, 2008:
Average balance	$52,152	$130,887	$109,993	$314,005
Average rate	0.00%	1.46%	0.77%	3.97%

December 31, 2007:
Average balance	$44,331	$84,674	$108,864	$312,515
Average rate	0.00%	2.30%	1.87%	4.58%

Liquidity
Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management’s top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $216 million for 2009, compared to $220 million for 2008, and $196 million for 2007. This represented 26.3 percent, 28.0 percent, and 26.9 percent of total average assets, respectively. Of the almost $208 million of debt securities in the company’s portfolio as of December 31, 2009, $51 million or 24.6 percent of the portfolio is expected to mature in 2010. Taking into consideration possible calls of the debt securities, the amount climbs to $104.2 million or 50.3 percent of the portfolio becomes a source of funds. The availability of the funds may be reduced by the need to utilize securities for pledging purposes on public deposits. This liquidity provides the opportunity to fund loan growth without having to over aggressively price deposits.
Historically, the primary source of liquidity has been core deposits that include non-interest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposits increased as of year end balances in 2009, in all categories. Overall deposits increased an average of $29.3 million during 2009 compared to 2008’s increase over 2007 of $53.4 million in average deposits. These represent changes of 4.8 percent and 9.5 percent in average total deposits, respectively. The Bank also utilized Federal Funds purchased at times during 2009. The average balance for 2009 was $5 thousand.
Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company’s average loan to deposit ratio for 2009 was 85.95 percent, 2008 was 87.81percent, and 2007 was 88.82 percent. The lower ratio in 2009 was due to the success of the deposit gathering function and the residential mortgage loans being sold in the secondary market. The lower ratio in 2008 is due to the lower loan to deposit ratio of the acquisition and utilizing excess funds to grow loans. 2007 represented the increased loan growth outpacing deposit growth. The Company’s goal is for this ratio to be higher with loan growth the driver; however, this was difficult to achieve in 2009 with borrowers taking a conservative approach to increasing their liabilities.
Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $43.3 million at the end of 2009 compared to $48.2 million at the end of 2008 and to $41.3 million at the end of 2007. Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary. Following is a table showing the daily securities sold under agreement to repurchase activity for 2009, 2008, and 2007. These accounts are used to provide a sweep product to the Bank’s commercial customers. The decrease in balances during 2009 was due to business’ discontinuing the sweep as the cost of fees were higher than the interest benefit on lower balance accounts. These funds may return in the future when short-term rates increase.

	Daily Securities Sold Under Agreement to Repurchase
			Maximum Amount	Approximate Average
	Amount Oustanding		Borrowings Outstanding	in Period	Approximate Weighted
	at End of Period	Weighted Average Rate	Month End	Outstanding	Average Interest Rate
	(000’S)	End of Period	(000’s)	(000’s)	For the Period
2009	$33,457	0.42%	$40,530	$37,696	0.48%
2008	$40,014	0.50%	$47,644	$40,113	1.96%
2007	$35,059	3.72%	$39,205	$31,513	4.64%

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source decreased by $11.4 million to $34.2 million at December 31, 2009. This compares to increased borrowings during 2008 of $13.8 million to $45.6 million at December 31, 2008 and increased borrowings during 2007 of $8.6 million to $31.8 million to end at December 31, 2007. The increased borrowings in 2008 and 2007 were used to fund loan growth and were a cheaper source of funds than certificate of deposits. The decreased borrowings were payoffs of matured notes in 2009. Sufficient funds were available to fund growth so new advances were not needed in 2009.
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
Impact of Inflation And Changing Prices
The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and service.
Contractual Obligations
Contractual Obligations of the Company totaled $405.3 million as of December 31, 2009. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Securities sold under agreement to repurchase	$43,257	$43,257
Time Deposits	326,957	221,435	89,100	14,977	1,445
Dividends Payable	853	853
Long Term Debt	34,199	13,325	18,274	2,600
Total	$405,266	$278,870	$107,374	$17,577	$1,445
Capital Resources
Stockholders’ equity was $93.6 million as of December 31, 2009 compared to $90.5 million at December 31, 2008. Dividends declared during 2009 were $0.72 per share totaling $3.41 million, 5.88 percent higher than 2008’s declared dividends of $0.68 per share. During 2009, the Company purchased 28,907 shares and awarded 10,000 restricted shares to 49 employees under its long term incentive plan. 350 shares were forfeited during 2009. At year end 2009, the Company held 437,551 shares in Treasury stock and 27,775 in unearned stock awards. The Company purchased 171,889 shares throughout 2008. 10,000 shares were awarded to 51 employees in 2008. 245 restricted shares were forfeited during 2008. At December 31, 2008, the Company held 418,294 shares in Treasury stock and 23,575 in unearned stock awards. The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. On December 18, 2009, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 01, 2010 and ending December 31, 2010.
At December 31, 2009, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 14.10% and 14.14%, respectively. Core capital to risk-based asset ratios of 10.85% and 13.19% are well in excess of regulatory guidelines. The Bank’s leverage ratio of 8.5% is also substantially in excess of regulatory guidelines as is the Company’s at 10.3%.
The Company’s subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate
2.77%	-10.98%	Rising	3.00%	23,220	-10.43%

2.88%	-7.27%	Rising	2.00%	24,127	-6.93%

2.99%	-3.61%	Rising	1.00%	25,028	-3.46%

3.11%	0.00%	Flat	0	25,924	0.00%

3.20%	3.12%	Falling	-1.00%	26,874	3.66%

3.27%	5.42%	Falling	-2.00%	27,487	6.03%

3.32%	7.02%	Falling	-3.00%	27,977	7.92%
The shock chart currently shows a tightening in net interest margin over the next twelve months in a rising rate environment. It shows expansion of net interest margin should rates fall. Both directional changes are well within risk exposure guidelines. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index.

ITEM 7. FINANCIAL STATEMENTS

Plante & Moran, PLLC SUITE 600 65 E. State St. Columbus, OH 43215 Tel: 614.849.3000 Fax: 614.221.3535 plantemoran.com
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Farmers & Merchants Bancorp, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC
Plante & Moran, PLLC

February 24, 2010
Columbus, Ohio

Farmers & Merchants Bancorp, Inc and Subsidiaries

	Consolidated Balance Sheet
	December 31, 2009 and 2008
	(000’s Omitted, Except Per Share Data)
	2009	2008
Assets
Assets
Cash and due from banks (Note 1)	$28,691	$19,148
Federal Funds Sold	4,957	1,739

Total cash and cash equivalents	33,648	20,887
Securities — available for sale (Note 3)	207,281	177,661
Other Securities, at cost (Note 3)	4,448	4,498
Loans, net (Note 4)	563,911	562,336
Premises and equipment (Note 5)	16,053	16,806
Goodwill (Note 2)	4,074	4,074
Other assets (Note 2 & 6)	24,445	19,467

Total Assets	$853,860	$805,729

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$65,302	$62,582
Interest-bearing
NOW accounts	160,432	136,760
Savings	123,753	122,482
Time (Note 7)	326,957	293,908

Total deposits	676,444	615,732

Securities sold under agreement to repurchase (Note 8)	43,257	48,214
FHLB Advances (Note 9)	34,199	45,635
Dividend payable	853	857
Accrued expenses and other liabilities (Note 10)	5,523	4,744

Total liabilities	760,276	715,182

Stockholders’ Equity (Note 14 and 15)
Common stock — No par value - 6,500,000 shares authorized; 5,200,000 shares issued & outstanding	12,677	12,677
Treasury Stock - 437,551 Shares 2009, 418,294 Shares 2008	(9,082)	(8,727)
Unearned Stock Awards - 27,775 Shares 2009, 23,575 Shares 2008	(573)	(503)
Retained earnings	88,048	84,864
Accumulated other comprehensive income	2,514	2,236

Total stockholders’ equity	93,584	90,547

Total Liabilities and Stockholders’ Equity	$853,860	$805,729

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries

	Consolidated Statement of Income
	Years Ended December 31, 2009, 2008 and 2007
	(000’s Omitted, Except Per Share Data)
	2009	2008	2007
Interest Income
Loans, including fees	$33,585	$34,994	$37,429
Debt securities:
U.S. Treasury and government agency	5,496	6,634	5,813
Municipalities	1,788	1,697	1,635
Dividends	200	226	266
Federal funds sold	19	273	264
Other	26	—	17

Total interest income	41,114	43,824	45,424
Interest Expense
Deposits	11,007	15,227	18,402
Federal funds purchased and securities sold under agreements to repurchase	486	1,127	2,003
Borrowed funds	1,727	1,747	1,317

Total interest expense	13,220	18,101	21,722

Net Interest Income - Before provision for loan losses	27,894	25,723	23,702
Provision for Loan Losses (Note 4)	3,558	1,787	871

Net Interest Income After Provision
For Loan Losses	24,336	23,936	22,831
Noninterest Income
Customer service fees	3,276	3,436	3,201
Other service charges and fees	2,541	2,322	2,569
Net gain on sale of loans	1,776	708	617
Net gain on sale of securities	230	15	—

Total noninterest income	7,823	6,481	6,387
Noninterest Expenses
Salaries and Wages	8,601	8,715	8,084
Employee benefits (Note 11)	3,018	3,018	2,804
Occupancy expense	1,113	1,029	564
Furniture and equipment	1,504	1,443	1,321
Data processing	1,136	1,234	1,019
Franchise taxes	914	863	873
FDIC Assessment	1,306	151	67
Mortgage servicing rights amortization (Note 6)	933	370	257
Other general and administrative	4,554	4,421	3,667

Total other operating expenses	23,079	21,244	18,656

Income Before Income Taxes	9,080	9,173	10,562

Income Taxes (Note 10)	2,475	2,450	2,828

Net Income	$6,605	$6,723	$7,734

Earnings Per Share — Basic and Diluted	$1.39	$1.39	$1.52

Weighted Average Shares Outstanding	4,741,392	4,846,310	5,097,636

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

	Consolidated Statement of Changes in Shareholders Equity
	For the Years Ended December 31, 2009, 2008, and 2007
	(000’s Omitted, Except per Share Data)
						Accumulated
	Shares of			Unearned		Other	Total
	Common	Common	Treasury	Stock	Retained	Comprehensive	Stockholders’
	Stock	Stock	Stock	Awards	Earnings	Income (Loss)	Equity
Balance - January 01, 2007	5,163,820	12,677	(816)	(244)	77,089	(974)	87,732
Comprehensive income (Note 1):
Net income					7,734		7,734
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects						1,854	1,854

Total comprehensive income							9,588
Purchase of Treasury Stock	(228,000)		(4,710)				(4,710)
Shares issued for vested stock awards				13			13
Grant of Restricted Stock Awards-8760 shares
(Net of Forfeiture — 740)	8,020		160	(160)			—
Cash dividends declared — $0.64 per share					(3,248)		(3,248)

Balance - December 31, 2007	4,943,840	12,677	(5,366)	(391)	81,575	880	89,375
Cumulative effect of adoption of EITF 06-4 for post retirement liability					(152)		(152)
Comprehensive income (Note 1):
Net income					6,723		6,723
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						1,356	1,356

Total comprehensive income							8,079
Purchase of Treasury Stock	(171,889)		(3,576)				(3,576)
Shares issued for vested stock awards				98			98
Grant of Restricted Stock Awards-10,000 shares
(Net of Forfeiture — 245)	9,755		215	(210)			5
Cash dividends declared - $0.68 per share					(3,282)		(3,282)

Balance - December 31, 2008	4,781,706	$12,677	$(8,727)	$(503)	$84,864	$2,236	$90,547
Comprehensive income (Note 1):
Net income					6,605		6,605
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						278	278

Total comprehensive income							6,883
Purchase of Treasury Stock	(28,907)		(555)				(555)
Shares issued for vested stock awards							—
Grant of Restricted Stock Awards-10,000 shares				123	(8)		115
(Net of Forfeiture — 350)	9,650		200	(193)			7
Cash dividends declared - $0.72 per share					(3,413)		(3,413)

Balance - December 31, 2009	4,762,449	$12,677	$(9,082)	$(573)	$88,048	$2,514	$93,584

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries

	Consolidated Statement of Cash Flows Years Ended December 31, 2009, 2008 and 2007 (000’s Omitted)
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$6,605	$6,723	$7,734
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,171	1,132	1,059
Amortization of servicing rights	933	370	257
Amortization of Core Deposit Intangible	157	157	—
Provision for loan loss	3,558	1,787	871
Accretion and amortization of securities	809	300	131
Deferred income taxes (benefit)	142	(39)	(170)
(Gain) loss on sale of other assets	75	194	4
Realized (gain) loss on sales of securities, net	(230)	(15)	—
Change in other assets and other liabilities, net	(6,026)	(1,943)	(1,343)

Net cash provided by operating activities	7,194	8,666	8,543

Cash Flows from Investing Activities
Activity in securities:
Sales	16,333	25	215
Maturities, prepayments and calls	78,292	75,084	80,876
Purchases	(124,354)	(65,580)	(95,804)
Loan and lease originations and principal collections, net	(5,133)	(41,266)	6,620
Proceeds from sales of assets	494	1,102	—
Additions to premises and equipment	(412)	(1,081)	(2,675)
Purchase of Bank Owned Life Insurance	—	—	(3,000)
Net cash paid for acquisition	—	—	(2,400)

Net cash used in investing activities	(34,780)	(31,716)	(16,168)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	60,712	(18,861)	12,108
Net change in federal funds purchased and securities
sold under agreements to repurchase	(4,957)	6,885	6,511
Proceeds from issuance of long-term debt	—	19,600	15,000
Repayment of long-term debt	(11,436)	(5,781)	(6,417)
Purchase of Treasury Stock	(555)	(3,576)	(4,710)
Cash dividends paid on common stock	(3,417)	(3,217)	(3,227)

Net cash provided (used) by financing activities	40,347	(4,950)	19,265

Net Increase (Decrease) in Cash and Cash Equivalents	12,761	(28,000)	11,640

Cash and Cash Equivalents - Beginning of Year	20,887	48,887	37,247

Cash and Cash Equivalents - End of Year	$33,648	$20,887	$48,887

Supplemental Information
Cash paid during the year for:
Interest	$13,275	$18,756	$21,721

Income taxes	$2,725	$2,445	$3,120

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 1 — Summary of Significant Accounting Policies
Nature of Operations

The Farmers & Merchants Bancorp, Inc. (the Company) through its bank subsidiary, The Farmers & Merchants State Bank (the Bank) provides a variety of financial services to individuals and small businesses through its offices in Northwest Ohio and Northeast Indiana.

Consolidation Policy

The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution, and the Farmers & Merchants Life Insurance Company, a reinsurance company for life, accident and health insurance for the Bank’s consumer credits. The Farmers & Merchants Life Insurance Company was dissolved during 2007 with the Bank no longer offering the insurance product to its non-residential real estate consumers. The Bank continues to offer credit insurance related products to our residential real estate customers; however, it is through an unrelated third party vendor. All significant inter-company balances and transactions have been eliminated.

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
December 31, 2009, 2008, and 2007
Note 1 — Summary of Significant Accounting Policies (Continued)
Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $4.0 million for December 31, 2009 and it was $3.0 million for December 31, 2008.

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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 1 — Summary of Significant Accounting Policies (Continued)
Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to income. Loans deemed to be uncollectable and changes in the allowance relating to loans are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are subject to revision as more information becomes available.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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
December 31, 2009, 2008, and 2007
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
December 31, 2009, 2008, and 2007
Note 1 — Summary of Significant Accounting Policies (Continued)
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
The components of other comprehensive income and related tax effects are as follows:

	(In Thousands)
	2009	2008	2007

Net Unrealized gain on available-for-sale securities	$701	$2,055	$2,810
Reclassification adjustment for gain on sale of available-for-sale securities	$(281)	$—	$—

Net unrealized gains	$420	$2,055	$2,810
Tax Effect	$142	$699	$956

Other comprehensive income	$278	$1,356	$1,854

Other securities, not classified as available for sale, had a realized loss of $51 thousand for 2009 and a $15 thousand gain in 2008. Those amounts are not included in the above table.
Post Retirement Liability
In September 2006, the accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements was changed. Effective in 2008, liability and related compensation costs are recognized for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. This accounting pronouncement was applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of January 01, 2008 approximating $152,000.
Reclassification
Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform with the 2009 presentation.
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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 2 — Business Combination (Continued)
In connection with the acquisition, the Company recognized core deposit intangible assets of $1.1 million, which are being amortized on a straight line basis over the estimated remaining economic useful life of the deposits of 7 years. There was no amortization of the core deposit intangibles for the year ended December 31, 2007, but $157,000 was amortized in 2008 and 2009. Amortization of the core deposit intangibles remaining is scheduled to be as follows:

(In Thousands)
2010	157
2011	157
2012	157
2013	157
2014	158

$786

Note 3 — Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-Sale:
U.S. Treasury	$5,244	$—	$(25)	$5,219
U.S. Government agency	103,311	1,501	(136)	104,676
Mortgage-backed securities	35,209	1,639	—	36,848
State and local governments	59,708	1,009	(179)	60,538

	$203,472	$4,149	$(340)	$207,281

	(In Thousands)
	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-Sale:
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	80,477	2,198	—	82,675
Mortgage-backed securities	50,831	1,052	57	51,826
State and local governments	42,964	561	365	43,160

	$174,272	$3,811	$422	$177,661

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 3 — Securities (Continued)
Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2009
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$25	$5,219	$—	$—
U.S. Government agency	136	14,355	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	179	15,754	—	—

2008
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	—	—	—	—
Mortgage-backed securities	46	4,390	11	1,822
State and local governments	326	11,899	39	482
Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.
The gross realized gains and losses for the years ended December 31, are presented below:

	(In Thousands)
	2009	2008	2007

Gross realized gains	$281	$15	$—
Gross realized losses	(51)	—	—

	$—	$—
Net Realized Gains	$230	$15	$—

Tax expense related to net realized gains	$78	$5	$—

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 3 — Securities (Continued)
The amortized cost and fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value

One year or less	$13,335	$13,631
After one year through five years	80,554	81,402
After five years through ten years	56,302	57,221
After ten years	18,072	18,179

Subtotal	$168,263	$170,433
Mortgage Backed Securities	35,209	36,848

Total	$203,472	$207,281

Investments with a carrying value and fair value of $167.3 million at December 31, 2009 and $155.9 million at December 31, 2008 were pledged to secure public deposits and securities sold under repurchase agreements.
Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock, Bankers Bank stock, and Farmer Mac stock. Bankers Bank was written down to a carrying value of zero in December 2009 at a loss of $51 thousand.
Note 4 — Loans
Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2009	2008

Commercial Real Estate	$214,849	$226,761
Agricultural Real Estate	41,045	48,607
Consumer Real Estate	98,599	89,773
Commercial and industrial	120,543	112,526
Agricultural	59,813	56,322
Consumer, Overdrafts and other loans	32,581	26,469
Industrial Development Bonds	2,552	7,572

	569,982	568,030
Less: Deferred loan fees and costs	(63)	(198)

	569,919	567,832
Less: Allowance for loan losses	(6,008)	(5,496)

Loans — Net	$563,911	$562,336

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 4 — Loans (Continued)
The following is a maturity schedule by major category of loans:

	(In Thousands)
	Principal Payments Due Within
		Two to	After
	One Year	Five Years	Five Years

Commercial Real Estate	$12,811	$157,856	$44,182
Agricultural Real Estate	1,410	14,450	25,185
Consumer Real Estate	8,035	23,915	66,649
Commercial and industrial loans	78,939	32,898	8,706
Agricultural	43,253	13,861	2,699
Consumer, Master Card and Overdrafts	5,882	19,741	6,958
Industrial Development Bonds	862	639	1,051
The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2009:

	(In Thousands)
	Fixed	Variable
	Rate	Rate

Commercial Real Estate	$31,218	$183,631
Agricultural Real Estate	4,902	36,143
Consumer Real Estate	23,153	75,446
Commercial and industrial loans	26,412	94,131
Agricultural	14,538	45,275
Consumer, Master Card and Overdrafts	27,677	4,904
Industrial Development Bonds	2,552	—
As of December 31, 2009, one to four family residential mortgage loans amounting to $73.1 million and $72.1 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.
The following is an analysis of the allowance for credit losses:

	(In Thousands)
	2009	2008	2007

Allowance for Loan Losses
Balance at beginning of year	$5,496	$5,922	$5,594
Provision for loan loss	3,558	1,787	871
Loans charged off	(3,288)	(2,561)	(1,576)
Recoveries	242	348	732
Acquisition allowance for loan loss	—	—	301

Allowance for Loan & Leases Losses	$6,008	$5,496	$5,922

Allowance for Unfunded Loan Commitments & Letters of Credit	$227	$226	$156

Total Allowance for Credit Losses	$6,235	$5,722	$6,078

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 4 — Loans (Continued)
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
The following is a summary of information pertaining to impaired loans:

	(In Thousands)
	2009	2008

Impaired loans without a valuation allowance	$10,804	$9,582
Impaired loans with a valuation allowance	1,385	2,095

Total impaired loans	$12,189	$11,677

Valuation allowance related to impaired loans	$353	$466
Total non-accrual loans	$14,054	$13,575
Total loans past-due ninety days or more and still accruing	$69	$2,524

	(In Thousands)
	2009	2008	2007

Average investment in impaired loans	$13,643	$10,767	$6,975

Interest income recognized on impaired loans	$290	$341	$592

Interest income recognized on a cash basis on impaired loans	$290	$332	$161

No additional funds are committed to be advanced in connection with impaired loans.
Note 5 — Premises and Equipment
The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2009	2008

Land	$3,510	$3,510
Buildings (useful life 15-39 years)	17,200	17,133
Furnishings (useful life 3-15 years)	9,435	10,226

	30,145	30,869
Less: Accumulated depreciation	(14,092)	(14,063)

Premises and Equipment (Net)	$16,053	$16,806

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 6 — Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $267 and $251 million at December 31, 2009 and 2008, respectively.
The balance of capitalized servicing rights included in other assets at December 31, 2009 and 2008, was $2.2 and $2.0 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.
The fair market value of the capitalized servicing rights as of December 31, 2009 and 2008 was $3.0 million and $2.7 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type, term and new versus seasoned. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 11.3 and 7.7 were utilized for 2009 and 2008, respectively. All stratums showed positive values compared to carrying value using a discount yield of 7.75% for 2009 and 8.0% for 2008.
The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2009	2008
Beginning Year	$1,970	$1,893
Capitalized Additions	1,158	447
Amortization	(933)	(370)
Valuation Allowance	—	—

End of Year	$2,195	$1,970

Note 7 — Deposits
Time deposits at December 31 consist of the following:

	(In Thousands)
	2009	2008

Time deposits under $100,000	$212,298	$216,824
Time deposits of $100,000 or more	114,659	77,084

	$326,957	$293,908

At December 31, 2009 the scheduled maturities for time deposits are as follows:

(In Thousands)
2010	221,435
2011	65,217
2012	23,883
2013	10,204
2014	4,773
thereafter	1,445

$326,957

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 8 — Securities Sold Under Agreement to Repurchase
The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2009 and 2008 securities with a book value of $55.9 million and $58.5 million, respectively, were underlying the repurchase agreements and were under the Bank’s control.

	Daily Securities Sold Under Agreement to Repurchase
			Maximum Amount	Approximate Average	Approximate
	Amount Outstanding	Weighted Average	Borrowings	Outstanding in	Weighted Average
	at End of Period	Rate	Outstanding Month	Period	Interest Rate for
	(000’s)	End of Period	End (000’s)	(000’s)	the Period
2009	$33,457	0.42%	$40,530	$37,696	0.48%
2008	$40,014	0.50%	$47,644	$40,113	1.96%
2007	$35,059	3.72%	$39,205	$31,513	4.64%
Note 9 — Federal Home Loan Bank Advances
Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 2.70% to 7.05%. Total borrowings were $34.1 million and $45.6 million for 2009 and 2008, respectively. Notes are secured by a blanket lien on the one to four family residential mortgage loan portfolios (Note 4).
The following is a schedule by years of future minimum principal payments:

(In Thousands)
2010	13,325
2011	13,212
2012	5,062
2013	2,600

$34,199

Note 10 — Federal Income Taxes
The components of income tax expense for the years ended December 31 are as follows:

	(In Thousands)
	2009	2008	2007

Current:
Federal	$2,333	$2,489	$2,998
Deferred:
Federal	142	(39)	(170)

	$2,475	$2,450	$2,828

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 10 — Federal Income Taxes (Continued)
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2009	2008	2007

Income tax at statutory rates	$3,087	$3,119	$3,591
Increase(decrease) resulting from:
Tax exempt interest	(629)	(654)	(650)
Change in prior estimates and other	17	(15)	(113)

	$2,475	$2,450	$2,828

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2009	2008

Deferred Tax Assets:
Allowance for loan losses	$2,042	$1,869
Other	650	751
Total deferred tax assets	2,692	2,620
Deferred Tax Liabilities:
Accreted discounts on bonds	56	55
FHLB stock dividends	862	862
Mortgage servicing rights	740	667
Other	700	560
Net unrealized gain on available-for-sale securities	1,295	1,153

Total deferred tax liabilities	3,653	3,297

Net Deferred Tax Liability	$(961)	$(677)

Note 11 — Employee Benefit Plan
The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $570, $524, and $575 thousand for 2009, 2008 and 2007, respectively.
The Company has a Long-Term Stock Incentive Plan under which 10,000 shares of restricted stock were issued to 49 and 51 employees during 2009 and 2008, respectively. 8,760 shares were issued to 46 employees during 2007. Under the plan, the shares vest 100% in three years. Due to employee termination, there were 350 and 245 shares forfeited during 2009 and 2008, respectively, 740 shares forfeited during 2007. During 2009, 5,450 shares awarded in 2006 were vested 100%. 36 employees were still employed and received the stock. During 2007, 600 shares had vesting accelerated and were paid to a retiring officer. Compensation expense applicable to the restricted stock totaled $190, $155, and $104 thousand for the year ending December 31, 2009, 2008 and 2007, respectively.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 12 — Related Party Transactions
In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $9.5 and $11.3 million at December 31, 2009 and 2008, respectively. Loans made during 2009 were $67 thousand and repayments were $1.8 million. The difference in related borrowings amounted to $7.6 million, net reduction. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2009 and 2008 amounted to $2.4 million and $4.8 million, respectively.
There was one director added to the Board during 2009. In 2008, one director retired from the Board and one was appointed. An executive officer was hired also during the year of 2008.
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
The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2009 and 2008 was $227 thousand and $226 thousand, respectively. At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2009	2008
Commitments to extend credit	$151,696	$156,575
Credit card arrangements	16,569	15,840
Standby letters of credit	18,085	20,418
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
Notes to Consolidated Financial Statements December 31, 2009, 2008, and 2007
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all the capital adequacy requirements to which it is subject.
As of December 31, 2009 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.
The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2009 and 2008 are as follows:

					To Be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy	Purposes	Provisions
	(000’s)		(000’s)		(000’s)
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	$92,447	14.14%	$52,294	8.00%	N/A	N/A
Farmers & Merchants State Bank	92,184	14.10%	52,305	8.00%	$65,382	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	86,212	13.19%	26,147	4.00%	N/A	N/A
Farmers & Merchants State Bank	70,949	10.85%	26,153	4.00%	39,229	6.00%
Tier 1 Capital (to Adjusted Total Assets) Consolidated	86,212	10.33%	33,393	4.00%	N/A	N/A
Farmers & Merchants State Bank	70,949	8.47%	33,487	4.00%	41,858	5.00%

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2009, 2008, and 2007
Note 14 — Minimum Regulatory Capital Requirements (Continued)

					To Be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy	Purposes	Provisions
	(000’s)		(000’s)		(000’s)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	$89,017	13.95%	$51,036	8.00%	N/A	N/A
Farmers & Merchants State Bank	88,941	13.94%	51,048	8.00%	$63,810	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	83,294	13.06%	25,518	4.00%	N/A	N/A
Farmers & Merchants State Bank	68,218	10.69%	25,524	4.00%	38,286	6.00%
Tier 1 Capital (to Adjusted Total Assets) Consolidated	83,294	10.50%	31,716	4.00%	N/A	N/A
Farmers & Merchants State Bank	68,218	8.59%	31,766	4.00%	39,708	5.00%
Note 15 — Restrictions of Dividends & Inter-company Borrowings
The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $3.6 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company and its non-bank subsidiary. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.
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
Notes to Consolidated Financial Statements December 31, 2009, 2008, and 2007
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
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2009 and 2008, are reflected below.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2009, 2008, and 2007
Note 16 — Fair Value of Financial Instruments (Continued)

	(In Thousands)
	2009		2008
	Carrying	Fair	Carrying	Fair
Financial Assets:
Cash and Cash Equivalents	$33,648	$33,648	$20,887	$20,887
Securities — available for sale	207,281	207,281	177,661	177,661
Other Securities	4,448	4,448	4,498	4,498
Loans, net	563,911	563,532	562,336	562,049
Interest receivable	3,693	3,693	4,048	4,048
Financial Liabilities:
Deposits	$676,444	$672,963	$615,732	$614,495
Short-term debt
Repurchase agreement sold	43,257	43,257	48,214	48,214
Long term debt	34,199	34,947	45,635	44,940
Interest payable	852	852	907	907
Dividends payable	853	853	857	857
Off-Balance Sheet Financial Instruments Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	—	—	—
Fair Value Measurements
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008, and the valuation techniques used by the Company to determine those fair values.
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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2009, 2008, and 2007
Note 16 — Fair Value of Financial Instruments (Continued)
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009 and December 31, 2008:

	($ in Thousands)
	Quoted Prices in Active	Significant	Significant
	Markets for Identical	Observable Inputs	Observable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	December 31, 2009
2009
Assets-(Securities Available for Sale)	$0	$207,281	$0	$207,281

Liabilities	$0	$0	$0	$0

2008
Assets-(Securities Available for Sale)	$0	$177,661	$0	$177,661

Liabilities	$0	$0	$0	$0

The Company did not have any assets or liabilities measured at fair value that were categorized as Level 3 during the period. All of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2009 and 2008, such assets consist primarily of impaired loans. The Company has established the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
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
At December 31, 2009 and 2008, impaired loans categorized as Level 3 were $12.2 and $11.7 million, respectively. The change in fair value of impaired loans of $353 and $466 thousand for 2009 and 2008, respectively, is accounted for in the allowance for loan losses (see Note 4).
Other real estate is reported at either the fair value of the real estate, minus the estimated costs to sell the asset, or the cost of the asset. The determination of the fair value of the real estate relies primarily on appraisals from third parties. If the fair value of the real estate, minus the estimated costs to sell the asset, is less than the asset’s cost, the deficiency is recognized as a valuation allowance against the asset through a charge to expense. The valuation allowance is therefore increased or decreased, through charges or credits to expense, for changes in the asset’s fair value or estimated selling costs.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2009, 2008, and 2007
Note 16 — Fair Value of Financial Instruments (Continued)
The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2009, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.
Note 17 — Condensed Financial Statements of Parent Company
Balance Sheet

	(In Thousands)
	2009	2008
Assets
Cash	$471	$315
Related party receivables:
Dividends & Accounts receivable from subsidiaries	1,060	963
Note receivable from Bank subsidiary	15,000	15,000
Investment in subsidiaries	78,322	75,471

Total Assets	$94,853	$91,749

Liabilities
Accrued expenses	$416	$345
Dividends payable	853	857

Total Liabilities	1,269	1,202

Stockholders’ Equity
Total Stockholders’ Equity	$93,584	$90,547

Total Liabilities and Stockholders’ Equity	$94,853	$91,749

Statement of Income

	(In Thousands)
	2009	2008	2007
Income
Dividends from subsidiaries	$3,940	$6,708	$6,238
Interest	713	717	712

Total Income	4,653	7,425	6,950

Operating Expenses	460	364	383

Income Before Income Taxes and Equity in Undistributed Earnings (Distributions in excess of earnings) and Subsidiaries	4,193	7,061	6,567
Income Taxes	161	167	105

	4,032	6,894	6,462
Equity in undistributed earnings (Distributions in excess of earnings) of subsidiaries	2,573	(171)	1,272

Net Income	$6,605	$6,723	$7,734

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 17 — Condensed Financial Statements of Parent Company (Continued)
Statements of Cashflows

	(In Thousands)
	2009	2008	2007

Cash Flows from Operating Activities
Net income	$6,605	$6,723	$7,734
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	(2,573)	171	(1,272)
Changes in Assets and Liabilities:
Account receivable	—	—	35
Dividends receivable	(97)	(162)	(26)
Other Liabilities	193	(228)	428

Net Cash Provided by
Operating Activities	4,128	6,504	6,899
Cash Flows from Investing Activities
Return of Capital from Investment in Subsidiary	—	—	725

Cash Flows from Financing Activities
Payment of dividends	(3,417)	(3,217)	(3,227)
Purchase of Treasury Stock	(555)	(3,575)	(4,710)

Net Change in Cash and Cash Equivalents	156	(288)	(313)

Cash and Cash Equivalents

Beginning of year	315	603	916

Cash and Cash Equivalents
End of year	$471	$315	$603

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 18 — Quarterly Financial Data
(000s omitted except per share data)

	Quarterly Financial Data - UNAUDITED
	Quarter Ended in 2009
	Mar 31	June 30	Sep 30	Dec 31

Summary of Income:
Interest income	$10,376	$10,459	$10,081	$10,198
Interest expense	3,474	3,427	3,220	3,099

Net Interest Income	6,902	7,032	6,861	7,099
Provision for loan loss	659	1,079	1,432	388

Net interest income after provision for loan loss	6,243	5,953	5,429	6,711
Other income (expense)	(3,880)	(4,016)	(3,739)	(3,621)

Net income before income taxes	2,363	1,937	1,690	3,090
Income taxes	633	536	414	892

Net income	$1,730	$1,401	$1,276	$2,198

Earnings per Common Share	$0.36	$0.30	$0.27	$0.46

Average common shares outstanding	4,756,389	4,742,910	4,731,841	4,734,674

	Quarter Ended in 2008
	Mar 31	June 30	Sep 30	Dec 31

Summary of Income:
Interest income	$11,211	$11,134	$10,816	$10,663
Interest expense	5,254	4,659	4,431	3,757

Net Interest Income	5,957	6,475	6,385	6,906
Provision for loan loss	269	180	33	1,305

Net interest income after provision for loan loss	5,688	6,295	6,352	5,601
Other income (expense)	(3,539)	(3,474)	(3,910)	(3,840)

Net income before income taxes	2,149	2,821	2,442	1,761
Income taxes	581	782	659	428

Net income	$1,568	$2,039	$1,783	$1,333

Earnings per common share	$0.32	$0.42	$0.37	$0.28

Average common shares outstanding	4,917,707	4,867,824	4,822,467	4,778,681

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE
    No disagreements exist on accounting and financial disclosures or related matter.

ITEM 8A. CONTROLS AND PROCEDURES
Management Report Regarding Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.
There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
BOARD OF DIRECTORS
The information called for herein is presented below:

		Principal Occupation or	Year First
Name	Age	Employment for Past Five Years	Became Director
Dexter L. Benecke	67	President, Freedom Ridge, Inc.	1999

Steven A. Everhart	55	Secretary/Treasurer, MBC Holdings, Inc.	2003

Robert G. Frey	69	President, E.H. Frey & Sons, Inc.	1987

Jack C. Johnson	57	President, Hawk’s Clothing, Inc.	1991

Marcia S. Latta[1]	48	Vice President, BGSU Foundation	2009

Steven J. Planson	50	Self-Employed Farmer	2008

Anthony J. Rupp	60	President, Rupp Furniture Co.	2000

David P. Rupp, Jr.[2]	68	Attorney	2001

James C. Saneholtz	63	President, Saneholtz-McKarns, Inc.	1995

Kevin J. Sauder	49	President/CEO, Sauder Woodworking Co.	2004

Merle J. Short	69	Chairman, ProMow, Inc.	1987

Paul S. Siebenmorgen	60	President/CEO of the Corporation and The Farmers & Merchants State Bank	2005

Steven J. Wyse	65	Private Investor	1991
Directors are elected annually at the annual meeting of shareholders

[1]	Ms. Latta was appointed to the Board of Directors of the Company and The Farmers & Merchants State Bank on January 16, 2009.

[2]	David P. Rupp, Jr. is an attorney with membership in the law firm of Plassman, Rupp, Short & Hagans of Archbold, Ohio. The law firm has been retained by the Corporation, and its subsidiaries, during the past twenty years and is to be retained currently.

EXECUTIVE OFFICERS

		Principal Occupation & Offices Held with
Name	Age	Corporation & Bank for Past Five Years
David P. Rupp, Jr.	68	Chairman

Paul S. Siebenmorgen	60	President & Chief Executive Officer

Barbara J. Britenriker	48	Executive Vice President Chief Financial Officer

Todd A. Graham	59	Executive Vice President Chief Lending Officer

Edward A. Leininger	53	Executive Vice President Chief Operating Officer

Rex D. Rice	51	Executive Vice President Senior Commercial Banking Director
Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 15, 2010, and is incorporated herein by reference. The information called for under Item 405 of Regulation S-K regarding compliance with Section 16(a) and called for under Item 407(d)(5) regarding the existence of a Financial Expert on the Audit Committee of the Company’s Board of Directors is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 15, 2010, and is incorporated herein by reference.
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
A copy of the Corporation’s Code is available on the website of the Bank (www.fm-bank.com). In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Paul S. Siebenmorgen, President, Chief Executive Officer and Treasurer of Farmers & Merchants Bancorp, Inc., 307North Defiance Street, Archbold, Ohio 43502, and are asked to mark Code of Business Conduct and Ethics on the outside of the envelope containing the request.
ITEM 10. EXECUTIVE COMPENSATION
The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 15, 2010, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 15, 2010 and is incorporated herein by reference.

On April 23, 2005 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 800,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. During 2005, 4,000 shares of restricted stock were issued under the plan to 38 employees of the Bank. Due to employee termination, there were 80 shares forfeited during 2005. During 2006, the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees. 200 shares were forfeited during 2006. 8,760 shares of restricted stock were issued to 46 employees during 2007. Due to employee termination, 740 shares were forfeited during 2007. 600 shares had vesting accelerated and were paid to a retiring officer. 228,000 shares were purchased in 2007. In 2008, 171,889 shares were purchased with 10,000 shares being awarded to 51 employees. 245 shares were forfeited in 2008. 2009 had purchases of 28,907 shares with awards of 10,000 shares to 49 employees. 350 shares were forfeited during the year. At year end, the Company held 437,551 shares in Treasury stock and 27,775 in unearned stock awards.

Equity Compensation Plan Information
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	0	$0.00	762,755
Equity compensation plans not approved by security holders	0	$0.00	0
Total	0	$0.00	762,755
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 15, 2010, and is incorporated herein by reference.
ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 15, 2010, and is incorporated herein by reference.

PART IV
ITEM 14. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a. The Following documents are filed as part of this report.
(1)	Financial Statements (included in this 10-K under Item 8) Report of Independent Accountants Consolidated Balance Sheets Consolidated Statements of Income Consolidated Statements of Changes in Shareholders’ Equity Consolidated Statements of Cash Flows Note to Consolidated Financial Statements

(2)	Financial Statement Schedules Five Year Summary of Operations

b. Exhibits Required by Item 601 of Regulation S-K
(3)	a. Articles of Incorporation are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004. b. Certificate of Amendment to the Company’s Articles of Incorporation is incorporated by reference to the Company’s Current Report on Form 8-K that was filed with the Commission on April 26, 2006.

(3.1)	Code of Regulations are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004.

(10.1)	Change in Control Agreement executed by and between the Company and Paul S. Siebenmorgen on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.2)	Change in Control Agreement executed by and between the Company and Barbara J. Britenriker on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.3)	Change in Control Agreement executed by and between the Company and Edward A. Leininger on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.4)	Change in Control Agreement executed by and between the Company and Rex D. Rice on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.5)	2005 Long-Term Stock Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

(10.6)	Form on Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

ITEM 14. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FARMERS & MERCHANTS BANCORP, INC
Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

Date: February 24, 2010	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date: February 24, 2010	/s/ Barbara J. Britenriker	Date: February 24, 2010

Paul S Siebenmorgen		Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

/s/ Dexter L. Benecke	Date: February 24, 2010	/s/ Steven A. Everhart	Date: February 24, 2010

Dexter L. Benecke, Director		Steven A. Everhart, Director

/s/ Robert G. Frey	Date: February 24, 2010	/s/ Jack C. Johnson	Date: February 24, 2010

Robert G. Frey, Director		Jack C. Johnson, Director

/s/ Marcia S. Latta	Date: February 24, 2010	/s/ Steven J. Planson	Date: February 24, 2010

Marcia S. Latta, Director		Steven J. Planson, Director

/s/ Anthony J. Rupp	Date: February 24, 2010	/s/ David P. Rupp, Jr	Date: February 24, 2010

Anthony J. Rupp, Director		David P. Rupp, Jr., Director

/s/ James C. Saneholtz	Date: February 24, 2010	/s/ Kevin J. Sauder	Date: February 24, 2010

James C. Saneholtz, Director		Kevin J. Sauder, Director

/s/ Merle J. Short	Date: February 24, 2010	/s/ Steven J. Wyse	Date: February 24, 2010

Merle J. Short, Director		Steven J. Wyse, Director