Form 10-Q
period 2010-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2010-04-29
CIK 792966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act..

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,734,724.00

Class	Outstanding as of April 28,2010

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q
FARMERS & MERCHANTS BANCORP, INC.
INDEX

ITEM 1 FINANCIAL STATEMENTS
FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars)

	March 31, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$11,778	$19,343
Interest bearing deposits with banks	25,153	9,348
Federal funds sold	12,917	4,957
Investment Securities:
U.S. Treasury	17,818	5,219
U.S. Government	142,812	141,523
State & political obligations	61,884	60,539
All others	4,448	4,448
Loans and leases (Net of reserve for loan losses of $7,471 and $6,008 respectively)	548,818	563,911
Bank premises and equipment-net	15,975	16,053
Accrued interest and other assets	25,228	24,445
Goodwill	4,074	4,074

TOTAL ASSETS	870,905	853,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$58,859	$65,302
Interest bearing	624,441	611,142
Federal funds purchased and securities sold under agreement to repurchase	45,291	43,257
Other borrowed money	43,133	34,199
Accrued interest and other liabilities	5,501	6,376

Total Liabilities	777,225	760,276

SHAREHOLDERS’ EQUITY:
Common stock, no par value — authorized 6,500,000 shares; issued 5,200,000 shares	12,677	12,677
Treasury Stock - 437,601 shares 2010, 437,551 shares 2009	(9,083)	(9,082)
Unearned Stock Awards 27,675 for 2010 and 27,775 for 2009	(571)	(573)
Undivided profits	88,452	88,048
Accumulated other comprehensive income (expense)	2,205	2,514

Total Shareholders’ Equity	93,680	93,584

LIABILITIES AND SHAREHOLDERS’ EQUITY	$870,905	$853,860

See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2009 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share data)

       	Three Months Ended
         	March 31, 2010	March 31, 2009
INTEREST INCOME:
Loans and leases	$8,482	$8,434
Investment Securities:
U.S. Treasury securities	26	—
Securities of U.S. Government agencies	1,214	1,479
Obligations of states and political subdivisions	544	403
Other	49	50
Federal funds	2	10
Deposits in banks	8	—

Total Interest Income	10,325	10,376
INTEREST EXPENSE:
Deposits	2,455	2,877
Borrowed funds	465	597

Total Interest Expense	2,920	3,474

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	7,405	6,902
PROVISION FOR LOAN LOSSES	1,690	659

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,715	6,243
OTHER INCOME:
Service charges	820	721
Other	730	1,004
Net securities gains (losses)	259	118

	1,809	1,843
OTHER EXPENSES:
Salaries and wages	2,314	2,185
Pension and other employee benefits	911	867
Occupancy expense (net)	274	270
Other operating expenses	2,438	2,401

	5,937	5,723
INCOME BEFORE FEDERAL INCOME TAX	1,587	2,363
FEDERAL INCOME TAXES	331	633

NET INCOME	$1,256	$1,730

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains (losses) on securities	(309)	16

COMPREHENSIVE INCOME (EXPENSE)	$947	$1,746

NET INCOME PER SHARE	$0.27	$0.36
Based upon average weighted shares outstanding of:	4,734,674	4,756,389
DIVIDENDS DECLARED	$0.18	$0.18
No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.
See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

       	Three Months Ended
         	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,256	$1,730
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	344	364
Premium amortization	294	177
Discount amortization	(19)	(19)
Amortization of servicing rights	103	308
Amortization of core deposit intangible	39	39
Provision for loan losses	1,690	659
(Gain) Loss on sale of fixed assets	—	(1)
(Gain) Loss on sale of investment securities	(259)	(118)
Changes in Operating Assets and Liabilities:
Accrued interest receivable and other assets	(1,230)	(1,595)
Accrued interest payable and other liabilities	(410)	853

Net Cash Provided by Operating Activities	1,808	2,397
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(266)	(117)
Proceeds from sale of fixed assets	—	1
Proceeds from maturities of investment securities	32,241	26,599
Proceeds from sale of investment securities	12,519	4,284
Purchase of investment securities	(60,477)	(34,110)
Net (increase) decrease in loans and leases	13,403	12,058

Net Cash Provided (Used) by Investing Activities	(2,580)	8,715
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,856	28,714
Net change in short-term borrowings	2,034	(5,178)
Increase in long-term borrowings	9,000	—
Payments on long-term borrowings	(66)	(76)
Purchase of Treasury stock	—	(172)
Payments of dividends	(852)	(857)

Net Cash Provided (Used) by Financing Activities	16,972	22,431

Net change in cash and cash equivalents	16,200	33,543
Cash and cash equivalents — Beginning of year	33,648	20,887

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$49,848	$54,430

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$11,778	$33,844
Interest bearing deposits with banks	25,153	—
Federal funds sold	12,917	20,586

	$49,848	$54,430


See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that are expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
As the new year began, the banking industry along with the rest of the business world continued to feel the impact of the slow and difficult economy. As the possible impact of health care reform was on the minds of all businesses, banks were also concerned on the issues of regulatory reform and its potential impact on future revenues and expenses. Those concerns still remain. Short-term rates remain low and are expected to remain low throughout 2010. Meanwhile long-term rates have increased and the additional income that was derived from mortgage financing in 2009 has significantly lessened in 2010. What the steepness of the yield curve has provided in 2010 is the opportunity to book gains on sales of investments without compromising the yield of the investment portfolio and only slightly increasing the duration.
The Bank chose to sell off a portion of the security portfolio, mainly short-term securities that were replaced with only slightly longer terms. In first quarter 2009, the Bank had sales which produced a favorable gain on securities of almost $118 thousand and sold off mainly out of state securities and replaced with pledgeable Ohio securities. In 2010, the favorable gain produced from the sale of securities is over double that at almost $259 thousand.
The two largest expenses of 2009 and 2010 which can be tied to the economy and business failures also remain the same. The amount of provision expensed for loan loss in the first quarter 2009 was approximately $636.5 thousand compared to a 2.5 times higher expense of $1.69 million during first quarter 2010. Addressing declining collateral values and improvement of asset quality remains in the forefront of priorities for 2010. The second factor is the continuation of the high cost of FDIC assessments. Less than $500 seperates the cost between the first quarter of 2009 and 2010, each around $259 thousand. While still predicted to cost over $1 million in 2010, the bright spot will be that it will be under the total expense of 2009, provided an additional special assessment is not levied. Many challenges await the Company in the quarters to come. Overall

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
performance of 2010 should mirror 2009 with the Company remaining strong, stable and well capitalized.
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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
Securities and Other Securities
Fair values for securities, excluding Federal Home Loan Bank stock are based on quoted market price, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
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
Off Balance Sheet Financial Instruments
Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter-parties’ credit standing.
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
Off Balance Financial Sheet Financial Instruments (Continued)
instruments as of March 31, 2010 and December 31, 2009 are reflected below.

	(In Thousands)
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and Cash Equivalents	$49,848	$49,848	$33,648	$33,648
Securities-available for sale	222,514	222,514	207,281	207,281
Other Securities	4,448	4,448	4,448	4,448
Loans, net	548,818	548,400	563,911	563,532
Interest Receivable	4,636	4,636	3,693	3,693

Financial Liabilities
Deposits	683,300	$679,048	$676,444	$672,963
Short-term Debt
Repurchase Agreement Sold	45,291	45,291	43,257	43,257
Long Term Debt	43,133	43,659	34,199	34,947
Interest Payable	916	916	852	852
Dividends Payable	852	852	853	853

Off-Balance Sheet Financial
Instruments
Commitments to extend credit	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—
Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010, and the valuation techniques used by the Company to determine those fair values.
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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
Fair Value Measurements (Continued)
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2010

	($ in Thousands)
	Quoted Prices in Active	Significant	Significant
	Markets for Identical	Observable Inputs	Observable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2010
3/31/2010
Assets — Securities Available for Sale	$160,630	$61,884	$0	$222,514

Liabilities	$0	$0	$0	$0

12/31/2009
Assets — Securities Available for Sale	$146,742	$60,539	$0	$207,281

Liabilities	$0	$0	$0	$0

The Company did not have any assets or liabilities measured at fair value that were categorized as Level 3 during the period. All of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristicsof those in the municipal markets, making them comparable and marketable as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2010, such assets consist primarily of impaired loans. The Company has established the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
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
At March 31, 2010 and December 31, 2009, impaired loans categorized as Level 3 were $13.4 and $12.2 million, respectively. The change in fair value of impaired loans of $2.3 million for March 31, 2010 and $353 thousand for December 31, 2009 is accounted for in the allowance for loan losses.
Other real estate is reported at either the fiar value of the real estate minus the estimated costs to sell the asset or the cost of the asset. The determination of fair value of the real estate relies primarily on appraisals from third parties. If the fair value of the real estate, minus the estimated costs to sell the asset, is less than the asset’s cost, the deficiency is recognized as a valuation allowance against the asset through a charge to expense, for changes in the asset’s fair value or estimated selling costs.
LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION
In comparing the balance sheet of March 31, 2010 to that of December 31, 2009, the liquidity of the Bank remains strong with a movement of money from cash and due banks to interest bearing deposits with banks. The Bank has taken advantage of the Federal Reserve Bank’s payment of interest on excess funds and also placed funds in term deposits at the Federal Home Loan Bank which are also used for collateral pledging for notes coming due in 2010. The Bank monitors the rate paid by the Federal Reserve versus the Federal Funds Sold rate and other deposit rates offered through correspondent banks. Overall, cash and cash equivalents increased over $16 million and securities increased an additional $15.2 million. The Company’s

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL CONDITION (Continued)
increased liquidity came from a decrease in Bank’s loan portfolio, an increase in the Bank’s deposits and additional borrowings from the Federal Home Loan Bank. The additional borrowings were in anticipation of the replacement of maturities in 2010 with current low rates specials offered by the Federal Home Loan Bank. Liquidity remains strong and the Bank has money to lend to credit worthy customers.
Net loans show a decrease of $15.1 million for the three months ended March 31, 2010. Almost $1.5 million of the decrease is due to an increase of the loan loss reserve. This is in addition to $200 thousand of net charge-offs for the three months of 2010 decreasing the net loan balance. A portion of the decrease is positive in that troubled loans either paid off or found financing elsewhere — the Bank welcomes that portion. On a less positive note, nonaccruals increased during the quarter by over $1.5 million and past dues over 30 days increased slightly to 2.47% as of March 31st compared to December 31st’s 2.26%. The Bank continues to work on these accounts with the issues streaming from the commercial and commercial real estate portfolios. Overall, total assets of the Company increased $17 million from December 31, 2009 to March 31, 2010.
Deposits increased $6.9 million led by the success of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. The success of this product is also the reason for the continued movement of deposits out of non-interest bearing to interest bearing. In 2010, the Bank strengthened the deposit offering by adding additional options to its already highly successful Reward Checking and renaming it KASASA Cash. Other offerings include KASASA Saver, Giver and Itunes. These continue to be the deposit of choice and attract not only new money of existing customers but new customers to the Bank also.
Capital increased $96 thousand from year-end during the three months of 2010. The increase occurred as the Company did not purchase additional shares of treasury stock due to the pending announcement of the purchase of a branch office in Hicksville, Ohio from First Place Bank along with the timing of published year end results. The Company is authorized to purchase 200,000 shares of treasury stock during 2010. Activity within the treasury stock was due to the retirement of an officer. 50 shares of unearned stock awards were delivered to the employee while another 50 were returned to treasury stock.
A higher increase in capital was hampered by a decrease of just over $300 thousand in accumulated other comprehensive income. This was due to the sale of investments as the gain of $259 thousand shifted out of unrealized gain to realized gain and the new purchases were recorded at market value. The net impact to the capital section for maket value adjustment of the remaining securities was just over a $41 thousand decrease for the quarter.
The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.94%
Tier I Leverage Ratio	10.10%
Risk Based Capital Tier I	13.49%
Total Risk Based Capital	14.69%
Stockholders’ Equity/Total Assets	10.75%

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS
Interest Income
Interest income and yield on the loan portfolio is up slightly in 2010 as compared to 2009 even with the decrease in loan balances. Interest collected on nonaccruals during the quarter was over $80 thousand and the addition of floors to renewed and new loans helped to increase the yield of the portfolios as compared to the previous year. Adjustments to the Farmer Mac portfolio, which is a loan participation program, also generated additional interest income. To protect the increased yield, the Bank is working to add spread to the margin on the variable rate loans so that when prime does adjust up, the Bank’s rate also adjusts up over the floor. Overall, the yield on the loan portfolio was up 10 basis points from last quarter.
Interest income and yield on the securities portfolio was down as agency notes continued to be called due to the low interest rate environment. Interest on states and political obligations was up significantly as the portfolio increased from a year ago by $17.5 million. Interest income from the investment portfolio was down $99 thousand compared to same quarter last year.
Total interest income was down $51 thousand in comparing the first quarter of 2010 to the first quarter of 2009.
Interest Expense
On the other side of the coin, interest expense continued to be lower than the comparable quarter of last year. Interest expense was down $554 thousand while the deposit balance was up over $38.7 million in comparing the ending balances of each first quarter. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than 12 months. However, depositors continue to place more funds in shorter term deposits.
Interest on borrowed funds was also lower in the first quarter of 2010 than it was in the first quarter of 2009 by $78 thousand. While additional borrowings from Federal Home Loan Bank in the amount of $9 million were taken in the first quarter of 2010, the rates on those borrowings were lower than those paid off during 2009. Rates paid on the daily repurchase agreeements, used by the Bank to offset commercial sweep accounts, were also lower in 2010 than the corresponding rate paid in 2009. Advances from the Federal Home Loan Bank were taken to offset maturities of $13 million occuring in the remainder of 2010 and lock in a lower rate for a longer length of time.
The decrease in interest expense outpacing the decrease in interest income remains a bright spot in the performance of 2010 as it was throughout 2009. Overall, the decrease in interest expense was $554 thousand, over one-half a million more than the decrease in interest income.
Net interest income should continue to increase as the Bank continues to work to increase the interest income by reducing the amount of loans in nonaccrual and attempts to add spread on renewing loans. Interest expense on time deposits should also continue to show a decrease until such time that depositors begin to deposit in a longer time frame. If and when rates begin to rise, the challenge will be to delay the pricing

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
up of deposits.
Provision Expense
Provision for loan loss was slightly over $1 million higher for the three months ended March 2010 as compared to the same 2009 period. As mentioned earlier, the continuation of a large balance in nonaccrual loans along with challenging economic conditions warranted the high provision to the loan loss reserve. For the quarter ended March 31, 2010, the ALLL stood at $7.47 million compared to $5.93 million as of March 31, 2009 and $6.01 million as of December 31, 2009. The provision of $1.69 million for the first quarter 2010 provided the additional increase needed for the ALLL as the non-accruals remain high and the economy has yet to prove itself as recovering. One million of the provision was allocated for two specific commercial loans whose collateral values had deteriorated upon receipt of new valuations impacting the first quarter of 2010. The longer the economy struggles, the more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses.
Non-interest Income
It was not unexpected that non-interest income would decrease in comparison to first quarter 2009. First quarter 2009 performance was exceptional with the addition of revenue coming from the mortgage financing activity and sale of consumer real estate loans into the secondary market. Mortgage financing in 2010 has been minimal at best. Helping to limit the impact of the loss of mortgage financing revenue was the gain on sale of securities — $141 thousand higher than last March — and the increase of $99 thousand over last year in service change income. Thus, non-interest income was down only $34 thousand from same quarter last year.
Of concern for the remainder of the year is the impact of Regulation E on overdraft revenue and the cost of compliance. As long as the opportunity exists for gains to be recognized from the sale of securities without impacting yield or extending the duration, thereby the interest rate risk, too long, the Bank will continue to take advantage of it. Thus continuing to offset loss from the mortgage financing, possible future overdraft revenue and the cost of troubled loans.
Non-interest Expense
Non-interest expense was 3.74% or $214 thousand higher for 2010 as compared to 2009 for the first quarter of each year. In terms of full-time equivalent employee counts, March 2009 was 257, December 2009 was 251 and March 2010 was 247. The higher expense for salary and wages does not relate directly to the salary expense for employees but rather to the reduction of the contra account that serves as an offset for loan origination costs. With loan production lower, deferred loan costs established were $129 thousand lower and accounted for the line item increase of salaries and wages.
Pension and other employees benefits were higher as the cost of group insurance was $81 thousand higher than same quarter last year. Overall, the increase to pension and other employee benefits was only $44 thousand higher than March 2009.
The increase in troubled loans impacts more than just the interest income of the Bank. It also tends to increase the cost of collection and legal fees, all of which added together accounted for an increase of $97.7 thousand for 2010 over first quarter 2009 in non-interest expense. These increased costs were offset by cost savings in other operating expenses such as dealers reserve where a lower volume of dealer loans were processed in 2010 than in 2009 when the cash for clunkers stimulus was in place. Other operating expenses increased over first quarter 2009 by just $37 thousand. In February 2010, the Bank switched its core software service provider. A decrease in data processing expenses should be seen in the following quarters of 2010.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Net Income
Overall, net income was down $474 thousand for the three months ended March 31, 2010 as compared to the same time period 2009. The increase in the net interest income and specifically the decrease in the interest expense portion was offset by the high provision expense. The Company remains positioned for continued improvement in the net interest margin while rates remain low. It will be a challenge to maintain the margin once short term rates begin to rise; however the Bank remains focused on improving the asset yield through improved asset quality and added spread to prime on variable loans. As long as the economy remains slow, the Company’s goals may be hampered by increasing troubled loans. As an industry, the Company is also hampered from achieving higher profitability by the cost of FDIC assessments and increased regulatory requirements such as Regulation E mentioned earlier and any additional regulations to be enacted during 2010 and their corresponding cost of compliance.
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

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
2.81%	-9.537%	Rising	3.000%	23,823	-8.474%
2.91%	-6.319%	Rising	2.000%	24,563	-5.632%
3.01%	-3.141%	Rising	1.000%	25,298	-2.808%
3.11%	0.000%	Flat	0.000%	26,029	0.000%
3.18%	2.437%	Falling	-1.000%	26,753	2.781%
3.25%	4.574%	Falling	-2.000%	27,192	4.467%
3.30%	6.144%	Falling	-3.000%	27,544	5.821%
The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and the net interest income. The shock report has consistently shown an improvement in a falling rate environment. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods during 2009 and so far in 2010. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both.
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
ITEM 4 CONTROLS AND PROCEDURES
As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010.
PART II
ITEM 1 LEGAL PROCEEDINGS
None
ITEM 1A RISK FACTORS
There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of Shares	(d) Maximum Number of Shares
	(a) Total Number	(b) Average Price	Purchased as Part of Publicly	that may yet be purchased under
Period	of Shares Purchased	Paid per Share	Announced Plan or Programs	the Plans or Programs
1/1/2010 to				200,000
1/31/2010

2/1/2010 to				200,000
2/28/2010

3/1/2010 to				200,000
3/31/2010

Total			(1)	200,000

(1)	The Company could have purchased shares in the market pursuant to a stock repurchase program publicly announced on December 18, 2009. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 1, 2010 and December 31, 2010. No shares were repurchased in the first quarter.
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 OTHER INFORMATION
ITEM 5 EXHIBITS
3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification – CEO

31.2	Rule 13-a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification — CFO
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,
Date: April 28, 2010	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 28, 2010	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO