Form 10-Q
period 2010-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2010-08-09
CIK 792966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,706,999

Class	Outstanding as of August 6, 2010

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q
FARMERS & MERCHANTS BANCORP, INC.
INDEX

ITEM 1	FINANCIAL STATEMENTS
FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars)

	June 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$14,978	$19,343
Interest bearing deposits with banks	36,141	9,348
Federal funds sold	749	4,957
Investment Securities:
U.S. Treasury	27,314	5,219
U.S. Government	135,061	141,523
State & political obligations	59,442	60,539
All others	4,448	4,448
Loans and leases (Net of reserve for loan losses of $7,597 and $6,008 respectively)	538,420	563,911
Bank premises and equipment-net	15,710	16,053
Accrued interest and other assets	25,785	24,445
Goodwill	4,074	4,074

TOTAL ASSETS	$862,122	$853,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$62,767	$65,302
Interest bearing	613,376	611,142
Federal funds purchased and securities sold under agreement to repurchase	42,958	43,257
Other borrowed money	43,066	34,199
Accrued interest and other liabilities	5,782	6,376

Total Liabilities	767,949	760,276

SHAREHOLDERS’ EQUITY:
Common stock, no par value — authorized 6,500,000 shares; issued 5,200,000 shares	12,677	12,677
Treasury Stock - 465,326 shares 2010, 437,551 shares 2009	(9,616)	(9,082)
Unearned Stock Awards 27,675 for 2010 and 27,775 for 2009	(571)	(573)
Undivided profits	88,945	88,048
Accumulated other comprehensive income (expense)	2,738	2,514

Total Shareholders’ Equity	94,173	93,584

LIABILITIES AND SHAREHOLDERS’ EQUITY	$862,122	$853,860

See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2009 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
INTEREST INCOME:
Loans and leases	$8,086	8,548	$16,568	$16,982
Investment Securities:
U.S. Treasury securities	76	—	102	—
Securities of U.S. Government agencies	1,087	1,423	2,301	2,902
Obligations of states and political subdivisions	532	424	1,076	827
Other	48	48	96	97
Federal funds	4	3	6	13
Deposits in banks	36	13	44	13

Total Interest Income	9,869	10,459	20,193	20,834
INTEREST EXPENSE:
Deposits	2,321	2,812	4,776	5,689
Borrowed funds	488	615	953	1,212

Total Interest Expense	2,809	3,427	5,729	6,901

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,060	7,032	14,464	13,933
PROVISION FOR LOAN LOSSES	1,985	1,079	3,675	1,736

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,075	5,953	10,789	12,197
OTHER INCOME:
Service charges	836	775	1,656	1,496
Other	837	837	1,567	1,841
Net securities gains	260	30	518	147

	1,933	1,642	3,741	3,484
OTHER EXPENSES:
Salaries and wages	2,018	1,964	4,332	4,149
Pension and other employee benefits	658	693	1,569	1,560
Occupancy expense (net)	211	326	484	597
Other operating expenses	2,381	2,672	4,820	5,074

	5,268	5,655	11,205	11,380

INCOME BEFORE FEDERAL INCOME TAX	1,740	1,940	3,325	4,301
FEDERAL INCOME TAXES	399	536	728	1,169

NET INCOME	1,341	1,404	$2,597	3,132

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains (losses) on securities	534	(417)	224	(401)

COMPREHENSIVE INCOME	$1,875	$987	$2,821	$2,731

NET INCOME PER SHARE	$0.28	$0.30	$0.55	$0.66
Based upon average weighted shares outstanding of:	4,730,309	4,742,910	4,732,402	4,749,662
DIVIDENDS DECLARED	$0.18	$0.18	$0.36	$0.36
No disclosure of diluted earnings per share is required as shares are antidiluted as of quarter end.
See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,597	$3,132
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	688	728
Premium amortization	635	391
Discount amortization	(36)	(50)
Amortization of servicing rights	196	681
Amortization of core deposit intangible	79	79
Provision for loan losses	3,675	1,736
Gain on sale of loans held for sale	(493)	(942)
Originations of loans held for sale	(19,275)	(88,786)
Proceeds from sale of loans held for sale	19,218	88,955
Loss on sale of fixed assets	33	61
Gain on sale of investment securities	(518)	(147)
Changes in Operating Assets and Liabilities:
Accrued interest receivable and other assets	(841)	(1,352)
Accrued interest payable and other liabilities	(1,022)	1,948

Net Cash Provided by Operating Activities	4,936	6,434
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(345)	(371)
Proceeds from sale of fixed assets	2	—
Proceeds from maturities of investment securities	48,452	44,775
Proceeds from sale of investment securities	28,301	4,284
Purchase of investment securities	(91,029)	(55,274)
Net decrease in loans and leases	21,873	6,057

Net Cash Provided (Used) by Investing Activities	7,254	(529)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(301)	10,919
Net change in short-term borrowings	(299)	(3,533)
Increase in long-term borrowings	9,000	—
Payments on long-term borrowings	(133)	(11,153)
Purchase of Treasury stock	(533)	(555)
Payments of dividends	(1,704)	(1,712)

Net Cash Provided (Used) by Financing Activities	6,030	(6,034)

Net change in cash and cash equivalents	18,220	(129)
Cash and cash equivalents — Beginning of year	33,648	20,887

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$51,868	$20,758

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$14,978	$20,026
Interest bearing deposits with banks	36,141	—
Federal funds sold	749	732

	$51,868	$20,758

Supplemental Information
Cash paid during the period for:
Interest	$5,942	$6,784

Income Taxes	$975	$1,425

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that are expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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
The Farmers & Merchants State Bank engages in general commercial banking and savings business. Their activities include commercial, agricultural and residential mortgage, consumer and credit card lending activities. Because the Bank’s offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and general operation loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for such items as autos, trucks, recreational vehicles, motorcycles, etc.
The Bank’s underwriting policies exercised through established procedures facilitates operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been not to promote innovative, unproven credit products which will not be in the best interest of the Bank or its customers. The Bank does offer a hybrid loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years they automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank does also retain the servicing on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by these agencies.
The Bank does not fund sub-prime loans. Sub-prime loans are characterized as a lending program or strategy that target borrowers who pose a significantly higher risk of default than traditional retail banking customers.
Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:
Commercial Real Estate —Construction, purchase, and refinance of real estate of a business nature. Risks include loan amount in relation to construction delays and overruns, vacancies, collateral value subject to market value fluctuations,

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) INTRODUCTION (Continued)
interest rate, market demands, borrower’s ability to repay in orderly fashion, and others.
Agricultural Real Estate — Purchase of farm real estate or for permanent improvements to the farm real estate. Cash flow from the farm operation is the repayment source and is therefore subject to the financial success of the farm operation.
Consumer Real Estate — Purchase, refinance, or equity financing of one to four family owner occupied dwelling. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and others.
Commercial/Industrial — Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as acquisition of capital assets such as plant and equipment. Risks include adequacy of cash flow, reasonableness of profit projections, financial leverage, economic trends, management ability, and others.
Agricultural — Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather.
Consumer — Funding for individual and family purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and others.
Industrial Development Bonds — Funds for public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.
Risks are mitigated through an adherence to Loan Policy with any exception being recorded and approved by Senior Manage- ment or committees comprised of Senior Management. Loan Policy defines parameters to essential underwriting guidelines such as loan-to-value ratio, cash flow and debt-to-income ratio, loan requirements and covenants, financial information tracking, collection practice and others. Limitation to any one borrower is defined by the Bank’s legal lending limits and is stated in policy. On a broader basis, the Bank restricts total aggregate funding in comparison to Bank capital to any one business and agricultural sector by an approved sector percentage to capital limitation.
The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATM’s (automated teller machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRA’s (Individual Retirement Accounts) and HSA’s (Health Savings Accounts).
F&M Investment Services, the brokerage department of the Bank, opened for business in April, 1999. Securities are offered through Raymond James Financial Services Inc.
The Bank is participating in the expanded FDIC limits utilizing the additional coverage provided in the Temporary Liquidity Guarantee Program (TAG) through December 2010. TAG provides unlimited FDIC insurance coverage on non-interest bearing accounts. The Bank believes the cost for this coverage is offset by the benefit to their customers. The material cost of FDIC is the assessments for the base program and not TAG.
The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market are highly competitive with approximately 17 other depository institutions doing business in the Bank’s primary market. The Bank competes directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, the Bank competes against institutions which are much larger.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) INTRODUCTION (Continued)
The Company’s common stock is not listed on any exchange or the NASDAQ Stock Market. The stock is currently quoted in over-the-counter markets.
2010 IN REVIEW
The impact of new legislation, such as Health Care and Financial Reform, weighs heavily on the mind of bankers along with their customers as 2010 continues to be a year of change. The primary questions at this point are the impact on future revenues and expenses and how quickly it will be felt. Short-term rates remain low and are expected to remain low throughout 2010. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield and modestly increasing the duration of the investment portfolio. In the first half of 2009, the Bank had sales which produced a favorable gain on securities of $147 thousand and sold off mainly out-of-state securities, which were replaced with pledgeable Ohio securities. In 2010, the favorable gain produced from the sale of securities is $518 thousand. Most of the securities sold during the first half of 2010 were agencies maturing in a shorter time period than the securities that were purchased to replace them. The Bank was able to capitalize on the steepness of the yield curve.
Some easing of the long term rates has occurred, however the ability for mortgage refinancing to significantly boost earnings is hampered by the decrease in collateral valuations and the customer’s ability to maintain sufficient loan to value levels. In some cases, the decrease in rate is not large enough to offset additional or modified fees charged in the secondary mortgage market.
The two largest expenses of 2009 and 2010 which can be tied to the economy and resulting business failures remain the same. The amount of provision expense for loan loss in the first half of 2009 was approximately $1.74 million compared to an expense of $3.68 million during first half 2010. In addition, the Bank experienced an increase in collection costs, including legal fees. Collection costs are twenty percent higher, up $75 thousand so far in 2010 as compared to first half 2009. Addressing declining collateral values and improvement of asset quality remains in the fore- front of priorities for 2010. The second factor is the continuation of the high cost of FDIC assessments. While 2010 is lower than 2009, the cost remains significant at over $500,000. Unknown is what the final reduction or increase that will come from the Financial Reform legislation and the permanent increase of FDIC coverage to $250,000.
The Bank’s local service area has experienced a very slight improvement in employment rates in mid year 2010 from year end 2009. The improvement is not considered significant at this time. The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. For example, the bio-diesel industry will be pressured, as Congressional support for this industry is still pending approval. As the economic recovery remains fragile and consumer confidence remains at lower levels, consumer sensitive industries such as the hotel/motel industry and the retail sector may experience pressures as well.
Subsequent to the quarter end, the Bank completed its purchase of a branch office in Hicksville, Ohio from First Place on July 9, 2010. Deposits of close to $28 million and loans of $14 million were included in the purchase. The new office is located within the Bank’s current market area, shortening the distance between offices in the Ohio and Indiana market area. The Bank looks for the transaction to be accretive to earnings within the first twelve months of operation.
Overall the Company’s performance in other areas has enabled the Company to weather the storm and remain strong, stable and well capitalized. The Company has the capacity to continue to cover the increased costs of doing business in a tough economy and looks forward to brighter days.

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
The Bank’s ALLL methodology captures trends in leading, current, and lagging indicators which will have a direct affect on the Bank’s allocation amount. Trends in such leading indicators as delinquency, unemployment changes in the Bank’s service area, experience and ability of staff, regulatory trends, and credit concentrations are referenced. A current indicator such as the total Watch List loan amount to Capital, and a lagging indicator such as the charge off amount are referenced as well. A matrix is formed by loan type from these indicators that is responsive in making ALLL adjustments.
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is deter- mined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred. The Bank utilizes a third party vendor to estimate the fair value of their mortgage servicing rights which utilizes national prepayment speeds in its calculations.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments are management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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
Loans
Most commercial, agricultural and real estate mortgage loans are made on a variable rate basis. For those variable rate loans that re-price frequently, and with no significant change in credit risk, fair values are based on carrying values. The fair values of the fixed rate and all other loans are estimated using discounted cash flow analysis. This is accomplished by using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.
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
Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximate their fair values.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2010 and December 31, 2009 are reflected below.

	(In Thousands)
	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and Cash Equivalents	$51,868	$51,868	$33,648	$33,648
Securities-available for sale	221,817	221,817	207,281	207,281
Other Securities	4,448	4,448	4,448	4,448
Loans, net	538,420	538,029	563,911	563,532
Interest Receivable	3,996	3,996	3,693	3,693

Financial Liabilities
Deposits	$676,143	$675,031	$676,444	$672,963
Short-term Debt
Repurchase Agreement Sold	42,958	42,958	43,257	43,257
Long Term Debt	43,066	43,846	34,199	34,947
Interest Payable	639	639	852	852
Dividends Payable	849	849	853	853

Off-Balance Sheet Financial
Instruments
Commitments to extend credit	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—
Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2010, and the valuation techniques used by the Company to determine those fair values.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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
Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Quoted Prices in Active	Significant	Significant
	Markets for Identical	Observable Inputs	Observable Inputs
($ in Thousands)	Assets (Level 1)	(Level 2)	(Level 3)
6/30/2010
Assets — Securities Available for Sale	$162,375	$59,442	$0

Liabilities	$0	$0	$0

12/31/2009
Assets — Securities Available for Sale	$146,742	$60,539	$0

Liabilities	$0	$0	$0

The Company did not have any assets or liabilities measured at fair value that were categorized as Level 3 during the period. All of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them comparable and marketable as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2010, such assets consist primarily of impaired loans and other real estate. The Company has established the fair values of these assets using Level 3 inputs, each individually described below.
Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)
Other real estate is reported at either the fair value of the real estate minus the estimated costs to sell the asset or the cost of the asset. The determination of fair value of the real estate relies primarily on appraisals from third parties. If the fair value of the real estate, minus the estimated costs to sell the asset, is less than the asset’s cost, the deficiency is recognized as a valuation allowance against the asset through a charge to expense.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2010
		Quoted Prices
		in Active			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Observable Inputs	six-month period
($ in Thousands)	6/30/2010	Assets (Level 1)	(Level 2)	(Level 3)	ended June 30, 2010
Impaired loans	$13,125			$13,125	$1,422

Other real estate owned — residential mortgages	$1,339			$1,339	$—

Other real estate owned commercial	$295			$295	$—

Total change in fair value					$1,422

		Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2009
		Quoted Prices in Active			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Observable Inputs	six-month period
($ in Thousands)	6/30/2009	Assets (Level 1)	(Level 2)	(Level 3)	ended June 30, 2009
Impaired loans	$12,885			$12,885	$705

Other real estate owned — residential mortgages	$856			$856	$—

Other real estate owned commercial	$435			$435	$—

Total change in fair value					$705

LIQUIDITY AND CAPITAL RESOURCES
In comparing the balance sheet of June 30, 2010 to that of December 31, 2009, the liquidity of the Bank has increased and remains strong with a movement of money from cash and due banks and Federal Funds Sold to interest bearing deposits with banks. The Bank has taken advantage of the Federal Reserve’s payment of interest and also placed funds in term deposits at the Federal Home Loan Bank which are also used for collateral pledging for notes coming due in 2010. The Bank monitors the rate paid by the Federal Reserve versus the Federal Funds Sold rate and other deposit rates offered through correspondent banks. Overall, cash and cash equivalents increased over $18 million and securities increased an additional $14.5 million. The Company’s increased liquidity came from a decrease of almost $24 million in the Bank’s loan portfolio and additional borrowings from the Federal Home Loan Bank. The additional borrowings of $9 million were in anticipation of the replacement of maturities in 2010 with current low-rate specials offered by the Federal Home Loan Bank. Liquidity remains high with the Bank also having access to $27 million of unsecured borrowings through cor- respondent banks and $47 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. All of the Bank’s security portfolio is categorzied as available for sale with the exception of stock and as such is recorded at market value. The charts to follow do not include stock.
Investment securities will at times depreciate to an unrealized loss position. The Bank utilizes the following criteria to assess whether or not an impaired security is other than temporary. No one item by itself will necessarily signal that a security should be recognized as other than temporary impairment.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) LIQUIDITY AND CAPITAL RESOURCES (Continued)
1. The fair value of the security has significantly declined from book value.
2. A down grade has occurred that lowers the credit rating to below investment grade (below Baa3 by Moody and BBB- by Standard and Poors).
3. Dividends have been reduced or eliminated or scheduled interest payments have not been made.
4. The underwater security has longer than 10 years to maturity and the loss position had existed for more than 3 years.
5. Management does not possess both the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
If the impairment is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value, thereby establishing a new cost basis. The amount of the write down shall be included in earnings as a realized loss. The new cost basis shall not be changed for subsequent recoveries in fair value. The recovery in fair value shall be recognized in earnings when the security is sold. The first table is presented by category of security and length of time in a continuous loss position. The Bank currently does not hold any securities with other than temporary impairment.

June 30, 2010	Less Than Twelve Months (In Thousands)		Twelve Months & Over ( In Thousands)
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	—	—	—	—
Mortgage-backed securities	3	632	—	—
State and local governments	235	20,544	14	492
The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of June 30, 2010.

		June 30, 2010	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$27,021	$293	$—	$27,314
U.S. Government agency	100,768	1,587	—	102,355
Mortgage-backed securities	31,059	1,650	3	32,706
State and local governments	58,821	870	249	59,442

	$217,669	$4,400	$252	$221,817

The following table shows the maturity schedule of the security portfolio with the largest portion due within less than 5 years.

	June 30, 2010	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$10,773	$10,874
After one year through five years	116,592	118,044
After five years through ten years	40,446	41,342
After ten years	18,798	18,851

Subtotal	$186,609	$189,111
Mortgage Backed Securities	31,059	32,706

Total	$217,668	$221,817

Net loans show a decrease of $25.5 million for the six months ended June 30, 2010. Almost $1.6 million of the decrease is due to an increase of the loan loss reserve. This is in addition to $2 million of net charge-offs for the first six months of 2010 decreasing the net loan balance. A portion of the decrease is positive in that troubled loans were either paid off or were refinanced elsewhere. Overall, total assets of the Company increased $8.3 million from December 31, 2009 to June 30, 2010.
Deposits decreased $301 thousand in total from December 31, 2009. However, the mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. The success of this product is also the reason for the continued movement of deposits out of non-interest bearing to interest bearing. In 2010, the Bank strengthened its line of deposit products by adding additional options to its already highly successful Reward Checking, which was renamed KASASA

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) LIQUIDITY AND CAPITAL RESOURCES (Continued)
Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. These continue to be the deposit of choice and attract not only new money from existing customers but new customers to the Bank also.
The Certificate of Deposit (COD) portfolio has decreased $9.4 million during the first half of 2010 which is helping to decrease the cost of funds, as demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION — Interest Expense”.
Capital increased $589 thousand from year-end during the six months of 2010. The increase occurred even with the Company’s repurchase of 27,725 shares of common stock costing $533 thousand. Positive earnings and an increase in accumulated other comprehensive income offset the stock repurchases. Comprehensive income increased even with the shift of $518 thousand from unrealized gain to realized gain with the sale of securities. Dividends remained stable during the period.
The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.90%
Tier I Leverage Ratio	10.05%
Risk Based Capital Tier I	13.66%
Total Risk Based Capital	14.90%
Stockholders’ Equity/Total Assets	10.92%
MATERIAL CHANGES IN RESULTS OF OPERATIONS
Interest Income
Annualized interest income and yield on earning assets is down slightly in 2010 as compared to June 30, 2009. While total assets were higher than year end, the decrease resulted primarily from the transition of the Company’s earning assets from high yield to lower yield assets. As the table that follows confirms, the shift of funds within the interest earning portfolios caused a lower yield thereby causing lower interest income even though assets increased.
The Bank worked to minimize the impact of the low rate environment on its loan portfolio with the use of floors to renewed and new loans. Adjustments to the Farmer Mac portfolio, which is a loan participation program, also generated additional interest income. To protect the yield, the Bank is working to add spread to the margin on the variable rate loans so that when prime does adjust up, the Bank’s rate also adjusts up over the floor. Overall, interest income from loans was down $462 thousand in comparing the quarter ended June 30, 2010 to same period for 2009 and was down $414 thousand in comparing the year to date June 30, 2010 to 2009.
Interest income and yield on the securities portfolio was down as agency notes continued to be called due to the low interest rate environment. Period ending balances are deceiving as compared to the interest earnings due to the shift of holdings from the sales, calls and maturity and the replacement securities. The average balances in the table are more useful to see the impact of those activities.
Total interest income was down $641 thousand in comparing the first half of 2010 to the first half of 2009.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Interest Income (Continued)

		(In Thousands)
		June 30, 2010		June 30, 2009
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Earning Assets:
Loans	$557,266	$16,568	5.98%	6.13%
Taxable Investment Securities	161,714	2,536	3.14%	4.21%
Tax-exempt Investment Securities	57,717	1,039	5.46%	5.52%
Fed Funds Sold & Interest Bearing Deposits	39,935	50	0.25%	0.25%

Total Interest Earning Assets	$816,632	$20,193	5.10%	5.57%

Change in June 30, 2010 Interest Income (In Thousands) Compared to June 30, 2009

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$(414)	$(6)	$(408)
Taxable Investment Securities	(516)	261	(777)
Tax-exempt Investment Securities	264	414	(150)
Fed Funds Sold & Interest Bearing Deposits	24	23	1

Total Interest Earning Assets	$(642)	$692	$(1,334)

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts above.
Interest Expense
Interest expense continued to be lower than the comparable three months and six months periods from 2009. Interest expense was down $1.2 million while the deposit balance decreased by $301 thousand in comparing the ending balances of each first half. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than 12 months. However, depositors continue to place more funds in shorter term deposits or move elsewhere.
Interest on borrowed funds was also lower in the first half and second quarter of 2010 than it was in the same periods of 2009; $127 thousand for the second quarter and $259 thousand for the first half. While additional borrowings from Federal Home Loan Bank in the amount of $9 million were taken in the first quarter of 2010, the rates on those borrowings were lower than those paid off during 2009. Rates paid on the daily repurchase agreements, used by the Bank to offset commercial sweep accounts, were also lower in 2010 than the cor- responding rate paid in 2009. Advances from the Federal Home Loan Bank were taken to offset maturities of $13 million scheduled for the remainder of 2010 and lock in a lower rate for a longer length of time.
The decrease in interest expense outpaced the decrease in interest income and remains a bright spot in the performance of 2010 as it was throughout 2009.
Net interest income should continue to increase as the Bank continues to work to increase interest income by reducing the amount of nonaccrual loans and attempting to add spread on renewing loans. Interest expense on time deposits should also continue to show a decrease until depositors begin to transition back into longer-term deposits. If and when rates begin to rise, the challenge will be to delay the pricing up of deposits.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Interest Expense (Continued)

		(In Thousands)
		June 30, 2010		June 30, 2009
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Bearing Liabilities:
Savings Deposits	$292,620	$1,039	0.71%	0.70%
Other Time Deposits	317,537	3,738	2.35%	3.06%
Other Borrowed Money	41,104	818	3.98%	4.51%
Fed Funds Purchased & Securities Sold under Agreement to Repurch	44,966	134	0.60%	1.10%

Total Interest Bearing Liabilities	$696,227	$5,729	1.65%	2.09%

Change in June 30, 2010 Interest Expense (In Thousands) Compared to June 30, 2009

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$136	$123	$13
Other Time Deposits	(1,048)	52	(1,100)
Other Borrowed Money	(144)	(32)	(112)
Fed Funds Purchased & Securities Sold under Agreement to Repurch	(116)	(1)	(115)

Total Interest Bearing Liabilities	$(1,172)	$142	$(1,314)

Net interest income is higher in both quarter and first half comparisons. In viewing the charts provided for each of the components, it is easily seen that the improvement in net interest income is due to the ability of the Bank to decrease its cost of funds by lowering rates on interest bearing liabilities. This decrease offset the loss of interest income due to lower overall rates on earning assets. The additional revenue helped to offset the loan costs in provision and collection expense.
Provision Expense
Provision for loan loss was over $1.9 million higher for the six months ended June 2010 as compared to the same 2009 period. The continuation of a large balance in nonaccrual loans, though decreasing this last quarter, along with challenging economic conditions warranted the high provision to the loan loss reserve. Non-accruals decreased $1.7 million during the first half of 2010 and past dues over 30 days decreased to 1.97% of total loans as of June 30, 2010 from 2.26% at December 31, 2009. The Bank continues to work on these accounts, with its focus primarily on the commercial and com- mercial real estate portfolios. For the six months ended June 30, 2010, the ALLL stood at $7.6 million compared to $6.4 million as of June 30, 2009 and $6.0 million as of December 31, 2009. The provision of $3.7 million for the first half of 2010 consisted of $1.7 million for the first quarter 2010 and another $2.0 million in the second quarter. One million of the pro- vision was allocated for two specific commercial loans whose collateral values had deteriorated upon receipt of new valuations impacting the first quarter of 2010. As charts below will show, a part of the provision was also to replace the reserve balance depleted from net charge-offs during the period. The longer the economy struggles, the more likely ad- ditional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses.
The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 120 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Provision Expense (Continued)
mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial and agricultural credits are charged down at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-off may be realized as further unsecured positions are recognized.
Looking at the balance in impaired loans, it would appear the Bank has little movement of loans out of this classification. However, over one third of the number of relationships are newly classified as impaired in the first half of 2010 and one third of the relationships considered impaired as of December 31, 2009 are no longer included in the balances in June 2010. The following table tracks the change in impaired loans and their valuation allowance along with nonaccrual balances as of year end 2009 and the quarter ending June 30, 2010.

	(In Thousands)
	6/30/2010	12/31/2009
Impaired loans without a valuation allowance	$6,229	$10,804
Impaired loans with a valuation allowance	6,896	1,385

Total impaired loans	$13,125	$12,189

Valuation allowance related to impaired loans	$1,775	$353
Total non-accrual loans	$12,346	$14,054
Total loans past-due ninety days or more and still accruing	$—	$69
Average investment in impaired loans	$12,388	$13,643
In determining the allocation for impaired loans the Bank applies the observable market price of the collateral securing the asset, reduced by applying a discount for estimated costs of collateral liquidation. In some instances where the discounted market value is less than the loan amount, a specific impairment allocation is assigned, which may be reduced or eliminated by the write down of the credit’s active principal outstanding balance.
For the majority of the Bank’s impaired loans, the Bank will apply the observable market price methodology. However, the Bank may also utilize a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the collateral value used.
The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within the allowance by loan portfolios and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the allowance for credit losses is attributed to each loan portfolio. As was mentioned in previous discussion, the commercial and commercial real estate portfolios are having a major impact on the ALLL and the provision expense.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Provision Expense (Continued)

	Year-to-date	Year-to-date
	June 30, 2010	June 30, 2009
Loans	$546,051	$560,855

Daily average of outstanding loans	$557,266	$557,463

Allowance for Loan Losses-Jan 1	$6,008	$5,497
Loans Charged off:
Commercial Real Estate	—	—
Ag Real Estate	—	—
Consumer Real Estate	289	242
Commercial and Industrial	1,907	403
Agricultural	100	122
Consumer & other loans	154	183

	2,450	949

Loan Recoveries:
Commercial Real Estate	—	—
Ag Real Estate	—	—
Consumer Real Estate	17	4
Commercial and Industrial	261	11
Agricultural	2	0
Consumer & other loans	84	84

	364	100

Net Charge Offs	2,086	849
Provision for loan loss	3,675	1,737
Acquisition provision for loan loss	—	—

Allowance for Loan & Lease Losses	$7,597	$6,384
Allowance for Unfunded Loan Commitments & Letters of Credit	$230	$259
Total Allowance for Credit Losses	$7,827	$6,643

Ratio of net charge-offs to average Loans Outstanding	0.37%	0.15%
Ratio of ALLL to Nonperforming Loans*	61.54%	46.66%

*	Nonperforming loans are defined as all loans 90 days and over past due, including nonaccruals.

	June 30, 2010		June 30, 2009
	Amount		Amount
	(000’s)%		(000’s)%
Balance at End of Period Applicable To:
Commercial Real Estate	$2,824	38.2	$1,559	37.9
Ag Real Estate	137	7.4	115	7.7
Consumer Real Estate	271	17.2	455	17.8
Commercial and Industrial	3,649	21.2	2,988	20.5
Agricultural	260	9.8	787	10.0
Consumer, Overdrafts and other loans	456	6.0	481	6.2
Unallocated	—		—

Allowance for Loan & Lease Losses	$7,597	100	$6,384	100
Off Balance Sheet Commitments	$230		$259

Total Allowance for Credit Losses	$7,827		$6,643

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Provision Expense (Continued)
The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to a low of 1.97% as of the end of June 2010. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.
Non-interest Income
Surprisingly, non-interest income was higher for the three and six months ended June 30, 2010 as compared to same periods in June 30, 2009. It is surprising because it is a reversal of the same comparison for first quarter 2010 and 2009. First quarter 2009 performance was exceptional with the addition of revenue coming from the mortgage financing activity and sale of consumer real estate loans into the secondary market. Mortgage financing in 2010 has been minimal at best. Offsetting the impact of the loss of mortgage financing revenue was the gain on sale of securities, $371 thousand higher than last June of which $230 thousand was the increase for just the quarter ended. Service Charge income was also higher in both quarters with a difference of $160 thousand in year-to-date comparison of 2010 and 2009. The majority of the increase was associated with overdraft and return check fees. The increase in the checking and savings portfolios in terms of number of accounts has been the main factor behind the additional collection of fees. Overall, non-interest income improved and ended $257 thousand higher for the first six months of operations in 2010 as compared to 2009.
The impact of mortgage servicing rights, both income and expense is shown in the following table which reconciles the value of mortgage servicing rights which is an other asset on the balance sheet. The capitalization runs through non- interest income while the amortization thereof is included in non-interest expense.

(In Thousands)	June 30, 2010	June 30, 2009
Beginning Balance, January 1	$2,177	$1,962

Capitalized Additions	168	870

Amortizations	(196)	(681)

Valuation Allowance	0	0

Ending Balance, June 30	$2,149	$2,151

Of concern for the remainder of the year is the impact of recently amended Federal Reserve Regulation E on overdraft revenue and the cost of compliance. Regulation E requires confirmation to be received from the depositor to allow overdrafts to occur on point of sale (debit) card and ATM transactions. Customers notify us of their decision to Opt In or Opt Out. Opting in option allows the overdraft and also allows the Bank to charge accordingly. At this point in time, the Bank has been very pleased with the response of 75% of our target depositors “opting in”. Target depositors are those who have had an overdraft since January 1, 2009. “Opting in” enables the customer to access funds available through the Bank’s overdraft protection program. Industry projections had been for a possible loss of income from 30 to 50% for Banks; however, the Bank is optimistic that with the positive response received thus far, the loss of revenue will be lower.
As long as the opportunity exists for gains to be recognized from the sale of securities without impacting yield and

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Non-Interest Income (Continued)
extending the maturity duration too long, the Bank will continue to take advantage of it. This provides an opportunity for the Bank to offset the loss of both noninterest income from the mortgage financing of 2009 and possible future overdraft revenue. The gain booked in 2010 was based on security sales of $28 million while 2009’s six months gain was based on security sales of $4 million. There were not any securities sold at a loss in the six month periods ending June 30, 2009 and 2010.
The movement of income from comprehensive income to realized gain on sale of securities is disclosed in the table to follow. Since the Bank classifies its entire investment portfolio, with the exception of stock, as available for sale, the majority of any gain/loss on the sale is a direct shift of funds from unrealized gain to realized gain. Since the purchase of additional or replacement securities occurs at the same time, those new securities immediately impact the other comprehensive income. Also impacting the comprehensive income is the movement of the market rates in general and its impact on the overall portfolio.

	(In Thousands)
	Six Months Ended	Three Months Ended
	June 30, 2010	June 30, 2010
Net Unrealized gain on available-for-sale securities	858	1,067
Reclassification adjustment for gain on sale of available-for-sale securities	(518)	(259)

Net unrealized gains	340	808

Tax Effect	116	275

Other comprehensive income	224	533

Non-Interest Expense
The non-interest expense comparison also switched positions from the first quarter results. Instead of being higher in 2010 than 2009, second quarter 2010 was $387 thousand lower than second quarter 2009. In year-to-date comparison as of June 30, 2010, interest expense was lower by $175 thousand. Two main drivers to the lower expense were mortgage servicing rights and the FDIC assessments. One of the benefits of the mortgage financing in 2009 was the addition of mortgage servicing rights income and its large increase over the amortization expense of those rights. Mortgage servicing rights expense therefore was a large piece of the non-interest expense in 2009 and since the mortgage financing has slowed considerably in 2010, that expense is $484 thousand lower than what it was in 2009 as of June 30th.
In terms of FDIC assessments, in the second quarter of 2009 the FDIC levied a special assessment on all banks, in addition to the regular assessments and while the expense is still high in 2010, it does not include an additional assessment. Therefore in 2010, FDIC expense was approximately $351 thousand lower than 2009 as of June 30th. Continuing on the positive side, a smaller decrease of $47 thousand in comparing June 30, 2010 to June 30, 2009 was derived from a change in service bureaus for the Bank’s core operating system. This change occurred in late first quarter so the Bank would expect this lower cost to carry forward throughout 2010. Looking forward, however, the addition of a new branch office in Hicksville, Ohio in July 2010 will lessen the savings in terms of spent dollars but not in prorata costs.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Non-Interest Expense (Continued)
The higher expense for salary and wages does not relate directly to the salary expense for employees but rather to the reduction of the contra account that serves as an offset for loan origination costs. With loan pro- duction lower, deferred loan costs established were $369 thousand lower and accounted for the line item increase of salaries and wages.
Occupancy expense was lower by $113 thousand in the six months comparison of 2010 to 2009 and almost the identical amount in the three months ended June 30th comparison by $115 thousand between 2010 and 2009. The reduction is partly attributed to the increase in building rent of $63 thousand which serves as an offset to this line item. The Bank collects building rent from the F&M Investment division which offers a brokerage service through a partnership with Raymond James Financial. F&M Investment is not a separate company but a department within the Bank.
The increase in troubled loans impacts more than just the interest income of the Bank. It also tends to increase the cost of collection and legal fees, all of which added together accounted for an increase of $75 thousand for 2010 over first half 2009 in non-interest expense.
Net Income
Overall, net income was down $63 thousand for the three months ended June 30, 2010 as compared to the same time period 2009. The decrease widened for the six month period ended June 30, 2010 to $535 thousand as compared to the same time period in 2009. This is important to note in that it highlights the Company has made improvements that significantly impact the bottom line when the loan provision entries for each of the first two quarters of 2010 is reviewed. $1.7 million was the provision expense for first quarter while $2.0 million was the expense for the second quarter and yet the difference in the net income for each quarter was different: $1.3 million for first quarter and $1.3 for second quarter. Taking into account the difference in provision expense and total net income, the second quarter was more profitable by $420 thousand than first quarter. It shows the Company is making operational changes that are improving the current and most importantly the future profitability of the Company.
The Company remains positioned for continued improvement in the net interest margin while rates remain low. It will be a challenge to maintain the margin once short term rates begin to rise; however the Bank remains focused on improving the asset yield through improved asset quality and added spread to prime on variable loans. As long as the economy remains slow, the Company’s goals may be hampered by increasing troubled loans even though the Bank has been working diligently to limit its exposure. As an industry, the Company is also limited from achieving higher profitability by the cost of FDIC assessments and increased regulatory requirements such as Regulation E, the newly passed Dodd-Frank Wall Street Reform and Consumer Protection Act and any other additional regulations that may be enacted during 2010 and their corresponding cost of compliance.
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
Interest rate risk is managed within an overall asset/liability framework for the Company. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. The Company employs a sensitivity analysis in the form of a net interest rate shock as shown in the following table.

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
	% Change				% Change
Net Interest	to	Rate	Rate	Cumulative	to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.18%	-7.28%	Rising	3.000%	26,143	-6.90%
3.26%	-4.83%	Rising	2.000%	26,794	-4.59%
3.35%	-2.40%	Rising	1.000%	27,440	-2.29%
3.43%	0.00%	Flat	0.000%	28,082	0.00%
3.48%	1.57%	Falling	-1.000%	28,770	2.45%
3.44%	0.36%	Falling	-2.000%	28,730	2.31%
3.30%	-3.77%	Falling	-3.000%	28,288	0.73%
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

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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
As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010.
PART II
ITEM 1	LEGAL PROCEEDINGS

None
ITEM 1A	RISK FACTORS
There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of Shares		(d) Maximum Number of Shares
	(a) Total Number	(b) Average Price	Purchased as Part of Publicly		that may yet be purchased under
Period	of Shares Purchased	Paid per Share	Announced Plan or Programs		the Plans or Programs
4/1/2010 to 4/30/2010					200,000

5/1/2010 to 5/31/2010	2,500	$19.10	2,500		197,500

6/1/2010 to 6/30/2010	25,225	$19.22	25,225		172,275

Total	27,725	$19.21	27,725	(1)	172,275

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on December 18, 2009. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 1, 2010 and December 31, 2010. No shares were repurchased in the first quarter.
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

Farmers & Merchants Bancorp, Inc.,
Date: August 6, 2010	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: August 6, 2010	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO