Form 10-Q
period 2010-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2010-11-05
CIK 792966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,714,114

Class	Outstanding as of October 28, 2010

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q
FARMERS & MERCHANTS BANCORP, INC.
INDEX

ITEM 1 FINANCIAL STATEMENTS
FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars)

	September 30, 2010	December 31, 2009

ASSETS:
Cash and due from banks	$14,754	$19,343
Interest bearing deposits with banks	30,503	9,348
Federal funds sold	10,925	4,957
Investment Securities:
U.S. Treasury	27,675	5,219
U.S. Government	159,607	141,523
State & political obligations	64,459	60,539
All others	4,448	4,448
Loans and leases (Net of reserve for loan losses of $7,005 and $6,008 respectively)	539,809	563,911
Bank premises and equipment-net	17,247	16,053
Accrued interest and other assets	26,611	24,445
Goodwill	4,074	4,074

TOTAL ASSETS	$900,112	$853,860

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES:
Deposits:
Noninterest bearing	$65,767	$65,302
Interest bearing	647,552	611,142
Federal funds purchased and securities sold under agreement to repurchase	48,556	43,257
Other borrowed money	34,999	34,199
Accrued interest and other liabilities	6,492	6,376

Total Liabilities	803,366	760,276
SHAREHOLDERS’ EQUITY:

Common stock, no par value — authorized 6,500,000 shares; issued 5,200,000 shares	12,677	12,677
Treasury Stock — 456,851 shares 2010, 437,551 shares 2009	(9,441)	(9,082)
Unearned Stock Awards 29,035 for 2010 and 27,775 for 2009	(582)	(573)
Undivided profits	90,275	88,048
Accumulated other comprehensive income	3,817	2,514

Total Shareholders’ Equity	96,746	93,584

LIABILITIES AND SHAREHOLDERS’ EQUITY	$900,112	$853,860

See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2009 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
INTEREST INCOME:
Loans and leases	$8,310	8,301	$24,878	$25,284
Investment Securities:
U.S. Treasury securities	88	2	190	2
Securities of U.S. Government agencies	1,019	1,269	3,320	4,171
Obligations of states and political subdivisions	536	446	1,612	1,273
Other	48	54	144	152
Federal funds	11	4	17	16
Deposits in banks	13	5	57	18

Total Interest Income	10,025	10,081	30,218	30,916
INTEREST EXPENSE:
Deposits	2,241	2,719	7,017	8,407
Borrowed funds	436	502	1,389	1,714

Total Interest Expense	2,677	3,221	8,406	10,121

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,348	6,860	21,812	20,795
PROVISION FOR LOAN LOSSES	1,200	1,433	4,875	3,171

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,148	5,427	16,937	17,624
OTHER INCOME:
Service charges	936	885	2,592	2,382
Other	1,008	798	2,575	2,639
Net securities gains	438	—	956	147

	2,382	1,683	6,123	5,168
OTHER EXPENSES:
Salaries and wages	2,184	2,097	6,516	6,246
Pension and other employee benefits	640	825	2,209	2,386
Occupancy expense (net)	232	314	716	910
Other operating expenses	2,456	2,184	7,275	7,261

	5,512	5,420	16,716	16,803

INCOME BEFORE FEDERAL INCOME TAX	3,018	1,690	6,344	5,989
FEDERAL INCOME TAXES	821	414	1,548	1,582

NET INCOME	2,197	1,276	$4,796	4,407

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains on securities	1,078	1,455	1,303	1,054

COMPREHENSIVE INCOME	$3,275	$2,731	$6,099	$5,461
NET INCOME PER SHARE	$0.47	$0.27	$1.02	$0.93
Based upon average weighted shares outstanding of:	4,710,402	4,731,841	4,724,988	4,743,656
DIVIDENDS DECLARED	$0.18	$0.18	$0.54	$0.54

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,796	$4,407
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and amortization	1,048	1,105
Premium amortization	1,051	617
Discount amortization	(52)	(76)
Amortization of servicing rights	410	828
Amortization of core deposit intangible	157	118
Provision for loan losses	4,875	3,171
Gain on sale of loans held for sale	(920)	(966)
Originations of loans held for sale	(45,896)	(107,310)
Proceeds from sale of loans held for sale	46,073	107,455
Loss on sale of fixed assets	7	48
Gain on sale of investment securities	(956)	(147)
Changes in Operating Assets and Liabilities:
Accrued interest receivable and other assets	(1,394)	(3,363)
Accrued interest payable and other liabilities	116	302

Net Cash Provided by Operating Activities	9,315	6,189
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,242)	(385)
Proceeds from sale of fixed assets	2	8
Proceeds from maturities of investment securities	75,705	61,679
Proceeds from sale of investment securities	55,700	4,219
Purchase of investment securities	(173,887)	(77,661)
Net cash paid for office acquisition	(1,141)	—
Net decrease in loans and leases	19,050	5,851

Net Cash (Used) in Investing Activities	(26,813)	(6,289)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	36,875	27,070
Net change in short-term borrowings	5,299	516
Increase in long-term borrowings	9,000	—
Payments on long-term borrowings	(8,200)	(11,231)
Purchase of Treasury stock	(533)	(555)
Payment of Stock Awards	145	128
Payments of dividends	(2,554)	(2,564)

Net Cash Provided by Financing Activities	40,032	13,364

Net change in cash and cash equivalents	22,534	14,085
Cash and cash equivalents — Beginning of year	33,648	20,887

CASH AND CASH EQUIVALENTS — END OF THE PERIOD	$56,182	$34,972

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$14,754	$10,812
Interest bearing deposits with banks	30,503	13,475
Federal funds sold	10,925	10,685

	$56,182	$34,972

Supplemental Information
Cash paid during the period for:
Interest	$8,675	$9,967

Income Taxes	$1,245	$1,900

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that are expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
In July 2010, FASB issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses. The standard will require the Company to expand disclosures about credit quality of loans and the related reserves against them. The disclosures will include details on past due loans, credit quality indicators, and modifications on loans. The Company will adopt the standard beginning with the December 31, 2010 financial statements.
NOTE 2 FAIR VALUE OF INSTRUMENTS
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
Securities and Other Securities
Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market price, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
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
Deposits
The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amount payable on demand. The carrying amounts for variable-rate, fixed term money market

ITEM 2 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Deposits (Continued)
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
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2010 and December 31, 2009 are reflected below.

	(In Thousands)
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and Cash Equivalents	$56,182	$56,182	$33,648	$33,648
Securities-available for sale	251,741	251,741	207,281	207,281
Other Securities	4,448	4,448	4,448	4,448
Loans, net	539,809	539,513	563,911	563,532
Interest Receivable	4,613	4,613	3,693	3,693

Financial Liabilities
Deposits	$713,319	$712,454	$676,444	$672,963
Short-term Debt
Repurchase Agreement Sold	48,556	48,556	43,257	43,257
Long Term Debt	34,999	36,059	34,199	34,947
Interest Payable	583	583	852	852
Dividends Payable	849	849	853	853

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—

ITEM 2 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2010, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices in Active	Significant	Significant
($ in Thousands)	Markets for Identical	Observable Inputs	Unobservable Inputs
9/30/2010	Assets (Level 1)	(Level 2)	(Level 3)
Assets — Securities Available for Sale
U.S. Treasury	$27,675
U.S. Government agency	$131,121
Mortgage-backed securities	$28,486
State and local governments	$0	$53,147	$11,312

Total Securities Available for Sale	$187,282	$53,147	$11,312

Liabilities	$0	$0	$0

12/31/2009	Assets (Level 1)	(Level 2)	(Level 3)
Assets — Securities Available for Sale
U.S. Treasury	$5,219
U.S. Government agency	$104,675
Mortgage-backed securities	$36,848
State and local governments	$0	$60,539	$0

Total Securities Available for Sale	$146,742	$60,539	$0

Liabilities	$0	$0	$0

The Company did have assets measured at fair value that were categorized as Level 3 during the period. The Company’s available for sale securities includes bonds issued by local municipalities. Those municipal bonds that did not have CUSIP or credit ratings numbers were treated as Level 3. Those bonds, including municipalities, that did have CUSIP numbers or have similar characteristics of those in like markets, were considered comparable and marketable and reported as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2010, such assets consist primarily of impaired loans and other real estate. The Company has established the fair values of these assets using Level 3 inputs, each individually described below.
Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 2 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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
Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2010

		Quoted Prices in Active			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	nine-month period
($ in Thousands)	9/30/10	Assets (Level 1)	(Level 2)	(Level 3)	ended Sept. 30, 2010
Impaired loans	$8,911			$8,911	$1,192

Other real estate owned — residential mortgages	$2,075			$2,075	$—

Other real estate owned commercial	$475			$475	$—

Total change in fair value					$1,192

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2009

		Quoted Prices in Active			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	nine-month period
($ in Thousands)	9/30/09	Assets (Level 1)	(Level 2)	(Level 3)	ended Sept. 30, 2009
Impaired loans	$15,351			$15,351	$1,006
Other real estate owned — residential mortgages	$977			$977	$—
Other real estate owned commercial	$295			$295	$—

Total change in fair value					$1,006

NOTE 3 ASSET PURCHASE
On July 9, 2010, the Bank completed its purchase of a branch office in Hicksville, Ohio from First Place Bank. Deposits of close to $28 million and loans of $14 million were included in the purchase. The new office is located within the Bank’s current market area, shortening the distance between offices in the Ohio and Indiana market area. The following table summarizes the estimated values of the assets acquired and the liabilities assumed:

(Dollars in Thousands)
Cash	$114
Loans, Net of Discount	13,792
Accrued Interest on Loans	64
Premises and Equipment	1,803
Core Deposit Intangible	1,087
Other Assets	11

Total Assets Acquired	$16,871

Deposits	$27,749
Accrued Interest on Deposits	13
Other Liabilities	10

Total Liabilities Assumed	27,772

Net Liabilities Assumed	$10,901

ITEM 2 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
ASSET PURCHASE (Continued)
In connection with the purchase, the Bank recognized an addition to core deposit intangible by $1.1 million, which is being amortized on a straight line basis over the estimated remaining economic life of the deposits of 7 years. Amortization of these core deposit intangibles is scheduled to be as follows:

(In Thousands)
2010	78
2011	155
2012	155
2013	155
2014	155
Thereafter	389

1,087

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:
Commercial Real Estate —Construction, purchase, and refinance of real estate of a business nature. Risks include loan amount in relation to construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in orderly fashion, and others.
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
INTRODUCTION (Continued)
Commercial/Industrial — Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as acquisition of capital assets such as plant and equipment. Risks include adequacy of cash flow, reasonableness of profit projections, financial leverage, economic trends, management ability, and others.
Agricultural — Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re- finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather.
Consumer — Funding for individual and family purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and others.
Industrial Development Bonds — Funds for public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.
The following table is intended as a quick reference only. Advance rates indicated should be considered maximums and are subject to applicable policy provisions.

Max LTV
Consumer Loans
Cars/Vans/Light Trucks
Purchases/retail value (fees & tax)	110%
Indirect/retail value (fees & taxes)	110%
Indirect with Add-ons	130%
Vehicles secured/retail value	65%
Boats/Campers/Motorcycles/RV’s/Motor Coach
< 2 Years	90%
> 3 Years	80%
Snow mobiles/Four Wheelers/Jet Skis/Mowers
New	85%
Used	80%
1-4 Family Residential Properties
In-House	90%*
Rental	75%**
Secondary(See Terms of Secondary Market Program)
Home Equity/Jr. Liens	80%
credit score 720 and higher
Home Equity/Jr. Liens	75%
credit score less than 720
Home Equity/Jr.Liens	75%
(non-F&M priority lien)
Home Equity/Jr. Liens	N/A
(manufactured home/condo)
Bridge Loan	80%
Construction — The lesser of 80% of fair market value or 90% of hard cost
Raw Land / Lot Improved	75%
Raw Land / Lot Unimproved	65%
Non-Conforming Property	N/A
Jumbo Loan	75%
Refer to Secondary Market Guidelines
State of Michigan Property	75%
State of Michigan Property with PMI	90%
State of Indiana Property	80%
State of Indiana Property with PMI	90%

*	PMI Insurance Required if LTV Exceeds 80%

**	Not to exceed the lower of cost or appraisal

***	Excluding Freddie Mac Loans

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
INTRODUCTION (Continued)

Max LTV
Commercial / Agriculture Real Estate
Commercial Real Estate	80%
Agriculture Real Estate	70%*
Construction — The lesser of 80% of fair market value or 90% of hard cost.
Secondary (See Terms of Secondary Market)**
Single Purpose Real Estate	70%

*	On all appraisals completed in 2008 and after. 80% on appraisals completed prior to 2008

**	Programs Include — See Secondary Market References.

Commercial / Agriculture
Accounts Receivable
A/R 90 days with aging	up to 80%
(Eligible — see procedures for definition)
A/R without aging	up to 35%

Inventory
Inventory	up to 50%
(Eligible — see procedures for definition)
Inventory Raw Material	50%
WIP (Work in Process)	0%
Finished Goods	50%
Stored Grain	80%
Warehouse Receipts of Grain	87% or max. Established by the Reg.
Assigned Insured Growing Crops	75% of input cost
Feeder Livestock (Purchase or Existing)	80% of FMV
Breeding Livestock	50%
Floor Plan Used Vehicles	80% of wholesale
Floor Plan New RV’s/Campers	80% of wholesale
Floor Plan Manufactured Homes	80% of wholesale

Equipment
New Equipment	up to 80% of invoice
Existing Equipment	up to 50% of listed equipment
Appraisal of existing	up to 75% of market value
Restaurant / Bar	up to 35% of market value
Heavy Trucks	up to 75% of market value
Tilted Trailers	up to 75% of market value
Aircraft	up to 75% of appraised fair market value
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
2010 IN REVIEW
The impact of new legislation, such as Health Care and Dodd-Frank Financial Reform (collectively, “Financial Reform legislation”), weighs heavily on the minds of bankers along with their customers as 2010 continues to be a year of change. The primary concerns at this point are the impact on future revenues and expenses and how quickly it will be felt. Short-term rates remain low and are expected to remain low throughout 2010 and most of 2011. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield while modestly increasing the duration of the investment portfolio. In the first three quarters of 2009, the Bank had sales which produced a favorable gain on securities of $147 thousand and sold off mainly out-of-state securities, which were replaced with pledgeable Ohio securities. In 2010, the favorable gain produced from the sale of securities is $956 thousand. Most of the securities sold during the first three quarters of 2010 were agencies maturing in a shorter time period than the securities that were purchased to replace them. The Bank was able to capitalize on the steepness of the yield curve.
Easing of the long term rates has continued and is now at a level that has attracted many customers to refinance their mortgage. For some, the ability to refinance is hampered by the decrease in collateral valuations and the customer’s ability to maintain sufficient loan to value levels. However, at the current low rates, many customers with lower loan to value levels are refinancing. In addition, in most cases, the decrease in rate is large enough to offset additional or modified fees charged in the secondary mortgage market.
The two largest expenses of 2009 and 2010 which can be tied to the economy and resulting business failures remain the same. The amount of provision expense for loan loss in the first three quarters of 2009 was approximately $3.2 million compared to an expense of $4.9 million during the same time period of 2010. In addition, the Bank experienced an increase in collection costs, including legal fees. Collection costs are over 40 percent higher, up $218 thousand so far in 2010 as compared to September 30, 2009. Addressing declining collateral values and improvement of asset quality remains in the fore-front of priorities for 2010. The second factor is the continuation of the high cost of FDIC assessments. While the cost of FDIC insurance in 2010 is lower than 2009, the cost remains significant at over $780,000. Unknown are what the final reduction or increase in cost will be and the timing of the new rules that will come from the Financial Reform legislation and the permanent increase of FDIC coverage to $250,000.
The Bank’s local service area has experienced a very slight improvement in employment rates in mid year 2010 from year end 2009. The improvement is not considered significant at this time. The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence remains at lower levels, consumer sensitive industries such as the hotel/motel industry and the retail sector may continue to experience pressures as well.
On July 9, 2010, the Bank completed its purchase of a branch office in Hicksville, Ohio from First Place Bank, a savings association with its main office in Warren, OH. Deposits of close to $28 million and loans of $14 million were included in the purchase. The new office is located within the Bank’s current market area, shortening the distance between offices in the Ohio and Indiana market area. The Bank looks for the transaction to be accretive to earnings within the first twelve months of operation.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
2010 IN REVIEW (Continued)
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
The Bank’s ALLL methodology captures trends in leading, current, and lagging indicators which will have a direct affect on the Bank’s allocation amount. Trends in such leading indicators as delinquency, unemployment, changes in the Bank’s service area, experience and ability of staff, regulatory trends, and credit concentrations are referenced. A current indicator such as the total Watch List loan amount to Capital, and a lagging indicator such as the charge off amount are referenced as well. A matrix is formed by loan type from these indicators that is responsive in making ALLL adjustments.
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
MATERIAL CHANGES IN FINANCIAL CONDITION,
LIQUIDITY AND CAPITAL RESOURCES
In comparing the balance sheet of September 30, 2010 to that of December 31, 2009, the liquidity of the Bank has increased and remains strong with a movement of money from cash and due from banks and Federal Funds Sold to interest bearing deposits with banks. The Bank has taken advantage of the Federal Reserve’s payment of interest and also placed funds in term deposits at the Federal Home Loan Bank which are also used for collateral pledging for notes coming due in 2010. The Bank monitors the rate paid by the Federal Reserve versus the Federal Funds Sold rate and other deposit rates

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
offered through correspondent banks. Overall, cash and cash equivalents increased over $22.5 million and securities increased an additional $44.5 million. The Company’s increased liquidity came from a decrease of almost $24.1 million in the Bank’s loan portfolio and deposit growth of $36.9 million. During the quarter, $8 million in other borrowed money from the Federal Home Loan Bank was paid off from term deposits that were being held there. This was calculated, as $9 million was borrowed in the first quarter of 2010 to lock in lower rates. Liquidity remains high with the Bank also having access to $27 million of unsecured borrowings through correspondent banks and $70.5 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts which follow do not include stock.
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

	Less Than Twelve Months (In Thousands)		Twelve Months & Over ( In Thousands)
	Gross Unrealized	Fair	Gross Unrealized	Fair
September 30, 2010	Losses	Value	Losses	Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	—	—	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	127	12,752	—	—
The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of September 30, 2010.

		September 30, 2010	(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$27,513	$162	$—	$27,675
U.S. Government agency	129,040	2,081	—	131,121
Mortgage-backed securities	27,029	1,457	—	28,486
State and local governments	62,377	2,209	(127)	64,459

	$245,959	$5,909	$(127)	$251,741

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
The following table shows the maturity schedule of the security portfolio with the largest portion due within less than 5 years.

	September 30, 2010	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$3,771	$3,793
After one year through five years	118,409	120,328
After five years through ten years	78,148	80,037
After ten years	18,602	19,097

Subtotal	$218,930	$223,255
Mortgage Backed Securities	27,029	28,486

Total	$245,959	$251,741

Net loans show a decrease of $24.1 million for the nine months ended September 30, 2010. $4.3 million was charged-off during the nine month period. While over $7 million came off the watch list during the third quarter, it was not all due to having been charged-off. A portion of the decrease is positive in that troubled loans were either paid off or were refinanced elsewhere. The purchase of the Hicksville office added approximately $14 million in loans, mainly in the 1-4 family real estate portfolio. Overall, total assets of the Company increased $46.2 million from December 31, 2009 to September 30, 2010.
The following chart shows the breakdown of the loan portfolio as of December 31st for past years and as of the current quarter ended for the current year.

	(In Thousands)
	30-Sep
	2010	2009	2008	2007	2006	2005

Loans:
Commercial Real Estate	$215,142	$214,849	$226,761	$181,340	$162,363	$113,283
Agricultural Real Estate	35,820	41,045	48,607	45,518	49,564	50,777
Consumer Real Estate	88,721	98,599	89,773	102,660	86,688	115,831
Commercial/Industrial	117,625	120,543	112,526	104,188	101,788	81,893
Agricultural	58,057	59,813	56,322	58,809	69,301	61,502
Consumer	29,267	32,581	26,469	27,796	27,388	31,935
Industrial Development Bonds	2,182	2,552	7,572	9,289	7,335	9,237

Total Loans	$546,814	$569,982	$568,030	$529,600	$504,427	$464,458

The following table shows the maturity of loans as of September 30, 2010:

	(In Thousands)
		Maturities
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Commercial Real Estate	$41,073	$127,430	$46,639	$215,142
Agricultural Real Estate	6,626	14,554	14,640	35,820
Consumer Real Estate	6,370	18,963	63,388	88,721
Commercial/Industrial	81,962	27,468	8,195	117,625
Agricultural	42,765	12,378	2,914	58,057
Consumer	5,262	21,427	2,578	29,267
Industrial Development Bonds	580	551	1,051	2,182
The following table presents the total of loans due after one year which has 1) predetermined interest rates as of September 30, 2010. 2) floating or adjustable interest rate as of September 30, 2010.

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Commercial Real Estate	$62,438	$111,631
Agricultural Real Estate	16,393	12,801
Consumer Real Estate	72,355	9,996
Commercial/Industrial	28,836	6,827
Agricultural	15,138	154
Consumer	24,005	—
Industrial Development Bonds	1,602	—

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES (Continued)
Deposits increased $36.9 million in total from December 31, 2009. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. The success of this product is also the reason for the continued movement of deposits out of Certificates of Deposit to interest bearing transaction accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. These continue to be the deposit of choice and attract not only new money from existing customers but new customers to the Bank also.
The Certificate of Deposit (COD) portfolio has decreased $1.8 million during the first three quarters of 2010 which is helping to decrease the cost of funds, as demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION — Interest Expense”.
Capital increased approximately $3.2 million from year-end during the nine months of 2010. The increase occurred even with the Company’s repurchase of 27,725 shares of common stock costing $533 thousand which took place in the first six months. Positive earnings and an increase in accumulated other comprehensive income offset the stock repurchases. Comprehensive income increased $1.3 million even with the shift of $956 thousand from unrealized gain to realized gain with the sale of securities. Dividends remained stable during the period.
The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.71%
Tier I Leverage Ratio	9.96%
Risk Based Capital Tier I	13.59%
Total Risk Based Capital	14.72%
Stockholders’ Equity/Total Assets	10.75%
MATERIAL CHANGES IN RESULTS OF OPERATIONS
Interest Income
Annualized interest income and yield on earning assets is down in 2010 as compared to September 30, 2009. While total assets were higher than year end, the decrease resulted primarily from the transition of the Company’s earning assets from high yield to lower yield assets. As the table that follows confirms, the shift of funds within the interest earning portfolios caused a lower yield thereby causing lower interest income even though assets increased. The largest change in yield came in the additions to the taxable security portfolio as the Bank sought to keep the growth in shorter periods for liquidity.
The Bank worked to minimize the impact of the low rate environment on its loan portfolio with the use of floors to renewed and new loans. Adjustments to the Farmer Mac portfolio, which is a loan participation program, also generated additional interest income. To protect the yield, the Bank is working to add spread to the margin on the variable rate loans so that when prime does adjust up, the Bank’s rate also adjusts up over the floor. Overall, interest income from loans was down $406 thousand in comparing the nine months ended September 30, 2010 to same period for 2009. However, interest income from loans was up $9 thousand in comparing the quarter ended September 30, 2010 to 2009.
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
Total interest income was down almost $700 thousand in comparing the first nine month of 2010 to the first nine months of 2009.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Interest Income (Continued)

		(In Thousands)
		September 30, 2010		September 30, 2009
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Earning Assets:
Loans	$556,598	$24,878	5.99%	6.06%
Taxable Investment Securities	168,111	3,708	2.94%	4.09%
Tax-exempt Investment Securities	58,300	1,558	5.40%	5.46%
Fed Funds Sold & Interest Bearing Deposits	40,840	74	0.24%	0.22%

Total Interest Earning Assets	$823,849	$30,218	5.04%	5.50%

     Change in September 30, 2010 Interest Income (In Thousands) Compared to September 30, 2009

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$(406)	$(188)	$(218)
Taxable Investment Securities	(696)	966	(1,662)
Tax-exempt Investment Securities	364	1,014	(650)
Fed Funds Sold & Interest Bearing Deposits	40	64	(24)

Total Interest Earning Assets	$(698)	$1,856	$(2,554)

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts above.
Interest Expense
Interest expense continued to be lower than the comparable three months and nine months periods from 2009. Interest expense related to deposits was down $1.4 million while the deposit balance increased by $70.7 million in comparing the ending balances of each first nine months. Approximately $28 million of the growth came through the purchase of the Hicksville office. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than 12 months. However, depositors continue to place more funds in shorter term deposits or move elsewhere.
Interest on borrowed funds was $325 thousand and $66 thousand lower, respectively, for the nine and three month periods ended September 30, 2010, than for the comparable periods of 2009. While additional borrowings from Federal Home Loan Bank in the amount of $9 million were taken in the first quarter of 2010, the rates on those borrowings were lower than those paid off during 2009. Rates paid on the daily repurchase agreements, used by the Bank to offset commercial sweep accounts, were also lower in 2010 than the corresponding rate paid in 2009. Advances from the Federal Home Loan Bank were taken to offset maturities of $13 million scheduled for the remainder of 2010 of which $8 million matured in the third quarter and to lock in a lower rate for a longer length of time.
The decrease in interest expense outpaced the decrease in interest income and remains a bright spot in the performance of 2010 as it was throughout 2009.

		(In Thousands)
		September 30, 2010		September 30, 2009
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Bearing Liabilities:
Savings Deposits	$299,312	$1,617	0.72%	0.69%
Other Time Deposits	320,602	5,400	2.25%	2.99%
Other Borrowed Money	39,964	1,185	3.95%	4.49%
Fed Funds Purchased & Securities Sold under Agreement to Repurch	45,126	204	0.60%	1.09%

Total Interest Bearing Liabilities	$705,004	$8,406	1.59%	2.05%

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Interest Expense (Continued)
Change in September 30, 2010 Interest Expense (In Thousands) Compared to September 30, 2009

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$292	$414	$(122)
Other Time Deposits	(1,682)	152	(1,834)
Other Borrowed Money	(160)	1	(161)
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	(165)	1	(166)

Total Interest Bearing Liabilities	$(1,715)	$568	$(2,283)

Net Interest Income
Net interest income is higher in both quarter and first nine months comparisons, which improvement is primarily due to the ability of the Bank to decrease its cost of funds by lowering rates on interest bearing liabilities. This decrease offset the loss of interest income due to lower overall rates on earning assets. The additional revenue helped to offset the loan costs in provision and collection expense.
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
Provision Expense
Provision for loan loss was over $1.7 million higher for the nine months ended September 2010 as compared to the same 2009 period. The continuation of a large balance in nonaccrual loans, though decreasing the last two quarters, along with challenging economic conditions warranted the high provision to the loan loss reserve. Non-accruals decreased $2.1 million during the first nine months of 2010 and past dues over 30 days decreased to 2.17% of total loans as of September 30, 2010 from 2.26% at December 31, 2009. The Bank continues to work on these accounts, with its focus primarily on the commercial and com- mercial real estate portfolios. For the nine months ended September 30, 2010, the ALLL stood at $7.0 million compared to $7.4 million as of September 30, 2009 and $6.0 million as of December 31, 2009. The provision of $4.9 million as of September 30, 2010 consisted of $1.7 million for the first quarter 2010, another $2.0 million in the second quarter and another $1.2 million for the third quarter. One million of the provision was allocated for two specific commercial loans whose collateral values had deteriorated upon receipt of new valuations. As charts below will show, a part of the provision was also to replace the reserve balance depleted from net charge-offs during the period. The longer the economy struggles, the more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses.
The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 120 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial and agricultural credits are charged down at 120 days delinquency, unless an established

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Provision Expense (Continued)
and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-off may be realized as further unsecured positions are recognized.
Looking at the balance in impaired loans, it shows the Bank has finally had some movement of loans out of this classification, $3.3 million. The decrease was due mainly to the collection of principal from the sale of collateral from one borrower and the remainder from charge-off activity within this classification of loans.
The make-up of loans in the impaired classification has also changed during the nine month period with over one third of the relationships considered impaired as of December 31, 2009 are no longer included in the balances in September 2010. The following table tracks the change in impaired loans and their valuation allowance along with nonaccrual balances as of year end 2009 and the quarter ending September 30, 2010.

	(In Thousands)
	9/30/2010	12/31/2009
Impaired loans without a valuation allowance	$5,213	$10,804
Impaired loans with a valuation allowance	3,698	1,385

Total impaired loans	$8,911	$12,189

Valuation allowance related to impaired loans	$1,545	$353
Total non-accrual loans	$11,981	$14,054
Total loans past-due ninety days or more and still accruing	$22	$69
Average investment in impaired loans	$11,730	$13,643
The Bank did classify almost $4 million of its impaired loans as troubled debt restructured during the third quarter of 2010.
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
The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate. As was mentioned in previous discussion, the commercial and commercial real estate portfolios are having a major impact on the ALLL and the provision expense.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Provision Expense (Continued)

	(In Thousands)
	Year-to-date	Year-to-date
	September 30, 2010	September 30, 2009
Loans	$546,814	$560,823

Daily average of outstanding loans	$557,001	$558,951

Allowance for Loan Losses-Jan 1	$6,008	$5,497
Loans Charged off:
Commercial Real Estate	205	—
Ag Real Estate	—	—
Consumer Real Estate	423	284
Commercial and Industrial	3,413	620
Agricultural	100	198
Consumer & other loans	320	262

	4,461	1,364

Loan Recoveries:
Commercial Real Estate	51	—
Ag Real Estate	—	—
Consumer Real Estate	54	6
Commercial and Industrial	363	17
Agricultural	6	2
Consumer & other loans	109	119

	583	144

Net Charge Offs	3,878	1,220
Provision for loan loss	4,875	3,170
Acquisition provision for loan loss	—	—

Allowance for Loan & Lease Losses	7,005	7,447
Allowance for Unfunded Loan Commitments & Letters of Credit — Sept 30	189	286

Total Allowance for Credit Losses	$7,194	$7,734

Ratio of net charge-offs to average Loans Outstanding	0.70%	0.22%
Ratio of ALLL to Nonperforming Loans*	58.46%	42.59%

*     Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

	September 30,2010		September 30, 2009
	Amount	%	Amount	%
	(000’s)	of Portfolio	(000’s)	of Portfolio
Balance at End of Period Applicable To:
Commercial Real Estate	$2,953	39.34	$1,803	37.69
Ag Real Estate	140	6.55	79	7.79
Consumer Real Estate	298	16.23	524	17.57
Commercial and Industrial	2,908	21.57	3,806	19.95
Agricultural	288	10.55	742	10.40
Consumer, Overdrafts and other loans	418	5.75	494	6.60
Unallocated	—		—

Allowance for Loan & Lease Losses	7,005	100	7,448	100
Off Balance Sheet Commitments	189		286

Total Allowance for Credit Losses	$7,194		$7,734

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Non-interest Income
Non-interest income was higher for the three and nine months ended September 30, 2010 as compared to same periods in September 30, 2009. It is surprising; because it is a reversal of the same comparison of the first quarter 2010 to the first quarter of 2009. First quarter 2009 performance was exceptional with the addition of revenue coming from the mortgage financing activity and sale of consumer real estate loans into the secondary market. Mortgage financing in 2010 has been minimal at best; however, the activity picked-up again in the third quarter of 2010. Offsetting the impact of the loss of mortgage financing revenue was the gain on sale of securities which was $809 thousand higher than the nine month period ended September 30, 2009 of which $438 thousand was the increase for just the quarter ended September 30, 2010. Service Charge income was also higher in both quarters with a difference of $210 thousand in year-to-date comparison of 2010 and 2009. The majority of the increase was associated with overdraft and return check fees. The increase in the checking and savings portfolios in terms of number of accounts has been the main factor behind the additional collection of fees. Overall, non-interest income improved and ended $955 thousand higher for the first nine months of operations in 2010 as compared to 2009.
The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights which is reported as an “other asset” on the balance sheet. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense.

(In Thousands)	September 30, 2010	September 30, 2009

Beginning Balance, January 1	$2,177	$1,962
Capitalized Additions	421	1,056
Amortizations	(410)	(828)
Valuation Allowance	0	0

Ending Balance, September 30	$2,188	$2,190

Of concern for the remainder of the year is the impact of recently amended Federal Reserve Regulation E on overdraft revenue and the cost of compliance. Regulation E requires confirmation to be received from the depositor to allow overdrafts to occur on point of sale (debit) card and ATM transactions. Customers must notify us of their decision to either “Opt In” or “Opt Out” of the Bank’s overdraft protection program. Opting in allows the overdraft and also allows the Bank to charge accordingly. At this point in time, the Bank has been very pleased with the response of 85% of our target depositors “opting in”. Target depositors are those who have had overdraft since January 1, 2009. “Opting in” enables the customer to access funds available through the Bank’s overdraft protection program. Industry projections had been for a possible loss of income from 30 to 50% for Banks; however the Bank is optimistic that with the positive response received thus far, the loss of revenue will be lower. Since its implementation in the middle of August, for the two months ended, the decrease has only been 11%.
As long as the opportunity exists for gains to be recognized from the sale of securities without impacting yield and extending the maturity duration too long, the Bank will continue to take advantage of it. This provides an opportunity for the Bank to offset the loss of both noninterest income from the mortgage financing of 2009 and possible future overdraft revenue. The gain booked in 2010 was based on security sales of $55.7 million while 2009’s nine months gain was based on security sales of $4.2 million. There were not any securities sold at a loss in the nine month periods ending September 30, 2009 and 2010.
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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Non-Interest Income (Continued)

	(In Thousands)
	Nine Months Ended	Three Months Ended
	September 30, 2010	September 30, 2010
Net Unrealized gain on available-for-sale securities	2,930	2,072
Reclassification adjustment for gain on sale of available-for-sale securities	(956)	(438)

Net unrealized gains	1,974	1,634

Tax Effect	671	556

Other comprehensive income	1,303	1,078

Non-Interest Expense
Non-interest expenses for the quarter ended September 30, 2010 was $92 thousand higher than for the same period of 2009. For the nine months ended September 30, 2010, it was at $87 thousand lower than for the same period of 2009. Salaries and wages was higher by $87 thousand during the quarter which was expected with the addition of the Hicksville office. The larger increase was in other operating expenses, driven primarily by loan collection expenses. One of the benefits of the mortgage financing in 2009 was the addition of mortgage servicing rights income and its large increase over the amortization expense of those rights. Mortgage servicing expense therefore was a large piece of the non-interest expense in 2009 and since the mortgage financing has slowed considerably in 2010, that expense is $417 thousand lower year to date than what it was in 2009 as of September 30th, though somewhat lower than the difference of $484 thousand as of the end of June 30th, 2010.
With respect to FDIC assessments, in the second quarter of 2009 the FDIC levied a special assessment on all banks, in addition to the regular assessments and while the expense is still high in 2010, it does not include an additional assessment. As a result, FDIC expense was approximately $315 thousand lower year to date than 2009. Continuing on the positive side, a smaller decrease of $99 thousand in comparing September 30, 2010 to September 30, 2009 was derived from a change in service bureaus for the Bank’s core operating system. This change occurred in late first quarter so the Bank would expect this lower cost to carry forward throughout 2010. The improvement continued even with the addition of the new branch office in Hicksville, Ohio in July 2010, though it did lessen the savings in terms of actual dollars spent but not in prorata costs.
The higher expense for salary and wages was also related to the reduction of the contra account that serves as an offset for loan origination costs. With loan production lower, deferred loan costs established were $410 thousand lower and accounted for a larger portion of the line item increase in salaries and wages.
Occupancy expense was lower by $194 thousand in the nine months comparison of 2010 to 2009 and lower by $82 thousand in the three months ended September 30th comparing 2010 and 2009. The reduction is partly attributed to the increase in building rent of $89 thousand which serves as an offset to this line item. The Bank collects building rent from the F&M Investment division which offers a brokerage service through a partnership with Raymond James Financial. F&M Investment is not a separate company but a department within the Bank. The Bank also collects rental income on some of its other real estate owned.
The increase in troubled loans impacts more than just the interest income of the Bank. It also tends to increase the cost of collection and legal fees, all of which added together accounted for an increase of $218 thousand for 2010 over the first nine months 2009 in non-interest expense.
Net Income
Overall, net income was up $389 thousand for the nine months ended September 30, 2010, and $921 thousand for the three compared months ended September 30, 2010 as to the same periods 2009. For the first time in 2010, the Company showed an improvement year to date over the comparable period in 2009. This is important to note in that it highlights the Company has made improvements that significantly impact the bottom line when the loan provision entries for each of the three quarters of 2010 is reviewed. The gain on sale of investments obviously plays a large role in the improvement and the Company

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Net Income (Continued)
is fortunate that the opportunity existed to capture income that has been used to offset the large provision expense. However, the gain on sale is not the only bright spot that occurred in the third quarter. The improvement in net interest income for the quarter and also in the net non-interest position of the Company bodes well for continued improvement in profitability through the last quarter of 2010.
The Company remains positioned for continued improvement in the net interest margin while rates remain low. It will be a challenge to maintain the margin once short term rates begin to rise. However, the Bank remains focused on improving the asset yield through improved asset quality and added spread to prime on variable loans. As long as the economy remains slow, the Company’s goals may be hampered by increasing troubled loans even though the Bank has been working diligently to limit its exposure. As an industry, the Company is also limited from achieving higher profitability by the cost of FDIC assessments and increased regulatory requirements such as Regulation E, the newly passed Dodd-Frank Wall Street Reform and Consumer Protection Act and any other additional regulations that may be enacted during 2010 and their corresponding cost of compliance.
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
ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which the Company is subject to is interest rate risk. The majority of the Company’s interest rate risk arises from the instruments, positions and transactions entered into for purposes, other than trading, such as lending, investing and securing sources of funds. Interest rate risk occurs when interest bearing assets and liabilities reprice at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.
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

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
Market Risk (Continued)
The Company employs a sensitivity analysis in the form of a net interest rate shock as shown in the following table.

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
	% Change				% Change
Net Interest	to	Rate	Rate	Cumulative	to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.05%	-8.52%	Rising	3.000%	25,844	-7.79%
3.15%	-5.73%	Rising	2.000%	26,553	-5.26%
3.24%	-2.98%	Rising	1.000%	27,258	-2.75%
3.34%	0.00%	Flat	0.000%	28,028	0.00%
3.39%	1.42%	Falling	-1.000%	28,643	2.19%
3.33%	-0.12%	Falling	-2.000%	28,640	2.18%
3.22%	-3.57%	Falling	-3.000%	28,266	0.85%
The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and the net interest income. The shock report has consistently shown an improvement in a falling rate environment at the 100 basis point drop. It is hard to imagine that the Company could actually experience a 200 basis point or higher drop in the low rate environment of today. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods during 2009 and so far in 2010. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both.
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
ITEM 4 CONTROLS AND PROCEDURES
As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010.
PART II
ITEM 1 LEGAL PROCEEDINGS
None
ITEM 1A RISK FACTORS
There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of Shares	(d) Maximum Number of Shares
	(a) Total Number	(b) Average Price	Purchased as Part of Publicly	that may yet be purchased under
Period	of Shares Purchased	Paid per Share	Announced Plan or Programs	the Plans or Programs
7/1/2010 to 7/31/2010				172,275
8/1/2010 to 8/31/2010				172,275
9/1/2010 to 9/30/2010				172,275

Total	0	$0.00	0 (1)	172,275

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on December 18, 2009. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 1, 2010 and December 31, 2010. No shares were repurchased in the third quarter.
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

Farmers & Merchants Bancorp, Inc.,
Date: October 28, 2010	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: October 28, 2010	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO