Form 10-K/A
period 2009-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2011-01-14
CIK 792966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K-A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.
TABLE OF CONTENTS

Form 10-K Items		PAGE

Item 1.	Business	4-12
Item 1a.	Risk Factors	12-14
Item 1b.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Market for Registrant’s Common Equity and Related Stockholder Matters	16-18
Item 5.	Selected Financial Data	18
Item 6.	Management Discussion and Analysis of Financial Condition and Results of Operations	19-41
Item 6a.	Quantitative and Qualitative Disclosures About Market Risk	41-42
Item 7.	Financial Statements and Supplementary Data	42-73
Item 8.	Disagreements on Accounting and Financial Disclosure	73
Item 8a.	Controls and Procedures	74
Item 8b.	Other Information	74
Item 9.	Directors and Executive Officers of the Registrant	75-76
Item 10.	Executive Compensation	77
Item 11.	Security Ownership of Certain Beneficial Owners and Management	77
Item 12.	Certain Relationships and Related Transactions	77
Item 13.	Principal Accountant Fees and Services	77
Item 14.	Exhibits, Financial Schedules and Reports on Form 8-K	78-79

Signatures & Certifications		80-84

Total Pages:		84

EXPLANATORY NOTE
Farmers & Merchants Bancorp, Inc, (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) with the Securities and Exchange Commission (the “SEC”) to amend its Annual Report on Form 10-K for the fiscal year ended December 21, 2009 as filed with the SEC on February 26, 2010 (the “Original Report”). The Amendment amends and restates the following sections to the Company’s Original Report: (1) Part I, Item 1; (2) Part II, Item 6; (3) the Notes to the Company’s financial statements provided under Part II, Item7; and (4) Part III, Item 10. This Amendment is being filed to enhance the Company’s disclosures under the above-referenced items in response to comments from the Staff of the SEC given in connection with its review of the Company’s recent filings under the Securities Exchange Act of 1934. In addition, new certifications by our principal executive officer and principal financial officer are being filed under Part IV, Item 15 as exhibits to this Amendment.
Except as described above, the Original Report has not been amended, updated or otherwise modified. The Original Report, as amended by this Amendment, continues to speak as of the date of the Original Report and does not reflect events occurring after the filing of the Original Report or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Report.
FORWARD LOOKING STATEMENTS
Statements contained in this report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the Company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.
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
Nature Of Activities
The Bank’s local service area has experienced high unemployment rates at year end 2009. The bio-diesel industry will be pressured, as Congressional support for this industry is still pending approval. As consumer confidence remains at lower levels, consumer sensitive industries such as the hotel/motel industry and the retail sector may experience pressures as well.
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
Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:

Commercial Real Estate: Construction, purchase, and refinance of real estate of a business nature. Risks include loan amount in relation to construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in orderly fashion, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.
Agricultural Real Estate: Purchase of farm real estate or for permanent improvements to the farm real estate. Cash flow from the farm operation is the repayment source and is therefore subject to the financial success of the farm operation.
Consumer Real Estate — Purchase, refinance, or equity financing of one to four family owner occupied dwelling. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and others.
Commercial/Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as acquisition of capital assets such as plant and equipment. Risks include adequacy of cash flow, reasonableness of profit projections, financial leverage, economic trends, management ability, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.
Agricultural — Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmer’s ability to hedge their position by using future contracts. The risk related to weather is often mitigated by requiring federal crop insurance.
Consumer: Funding for individual and family purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and others.
Industrial Development Bonds: Funds for public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.
All loan requests are reviewed as to credit worthiness and are subject to the Bank’s underwriting guidelines as to secured versus unsecured credit. Secured loans are in turn subject to loan to value (LTV) requirements based on collateral types as set forth in the Bank’s Loan Policy. In addition, credit scores of principal borrowers are reviewed and an approved exception from an additional officer is required should a credit score be lower than what is acceptable under the Bank’s Loan Policy.
The below listing has been updated as of this amended filing. Loan to values represent maximums as stated in policy. Future filings may include additional information on underwriting requirements as deemed necessary.
The following table is intended as a quick reference only. Advance rates indicated should be considered maximums and are subject to applicable policy provisions.

Consumer Loans	Max LTV

Cars/Vans/Light Trucks
All years
Purchases/retail value (fees & tax)	110%
Indirect/retail value (fees & taxes)	110%
Indirect with Add-ons	130%

Vehicles secured /retail value	65%

Boats/Campers/Motorcycles/RV’s/Motor Coach
< 2 Years	90%
≥ 3 Years	80%

Snowmobiles/Four Wheelers/Jet Skies/Mowers
New	85%
Used	80%

1-4 Family Residential Properties
In-House	90%*
Rental	75%**
Secondary (See Terms of Secondary Market Program)
Home Equity/Jr. Liens credit score 720 and higher	80%
Home Equity credit score less than 720	75%
Home Equity/Jr. Liens (non-F&M priority lien)	75%
Home Equity/Jr. Liens (manufactured home/condo)	N/A
Bridge Loan	80%
Construction — The lesser of 80% of fair market value or 90% of hard cost.
Raw Land / Lot Improved	75%
Raw Land / Lot Unimproved	65%
Non-Conforming Property	N/A
Jumbo Loan	75%
Refer to Secondary Market Guidelines
State of Michigan Property	75%
State of Michigan Property with PMI	90%
State of Indiana Property	80%
State of Indiana Property with PMI	90%

*	PMI Insurance Required if LTV Exceeds 80%.

**	Not to exceed the lower of cost or appraisal.

Commercial / Agriculture Real Estate
Commercial Real Estate	80%
Agriculture Real Estate	70 *
Construction — The lesser of 80% of fair market value or 90% of hard cost.
Secondary (See Terms of Secondary Market)
Single Purpose Real Estate	70%

*	On all appraisals completed in 2008. 80% on appraisals completed prior to 2008.

Commercial / Agriculture
Accounts Receivable
A/R 90 days with aging	up to 80%
(Eligible — see procedures for definition)
A/R without aging	up to 35%

Inventory
Inventory	up to 50%
(Eligible — see procedures for definition)
Inventory Raw Material	50%
WIP (Work in Process)	0%
Finished Goods	50%
Stored Grain	80%
Warehouse Receipts of Grain	87% or max. Established by the Reg.
Assigned Insured Growing Crops	75% of input cost
Feeder Livestock (Purchase or Existing)	80% of FMV
Breeding Livestock	50%
Floor Plan Used Vehicles	80% of wholesale
Floor Plan New RV’s/Campers	80% of wholesale
Floor Plan Manufactured Homes	80% of wholesale

Equipment

New Equipment	up to 80% of invoice
Existing Equipment	up to 50% of listed equipment
Appraisal of existing	up to 75% of market value
Restaurant / Bar	up to 35% of market value
Heavy Trucks	up to 75% of market value
Titled Trailers	up to 75% of market value
Aircraft	up to 75% of appraised fair market value

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
The bank is participating in the expanded FDIC limits through all of 2013 and utilizing the additional insurance coverage provided in the Temporary Liquidity Guarantee Program (TAG) through June 2010. The FDIC increased the insurance level for deposits from $100,000 to $250,000 on interest bearing accounts and unlimited FDIC insurance on non-interest bearing accounts. We believe the cost for this coverage is offset by the benefit to our depositors. The material cost of FDIC insurance is the assessments for the base program and not TAG.
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
All but one of the above locations has drive-up service facilities and an ATM.
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
There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

	Stock Prices
2009 — quarter	Quarter	Low	High

	1st	$17.60	$20.00
	2nd	17.55	20.50
	3rd	19.25	20.99
	4th	15.20	19.00

2008 — quarter	Quarter	Low	High

	1st	$18.00	$20.25
	2nd	19.05	22.80
	3rd	20.05	22.25
	4th	19.00	21.35
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
1. Year 2004 as the Base

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
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased
	Total Number		as Part of Publicly	Remaining Share
	of Shares	Average Price	Announced	Repurchase
Period	Purchased	Paid per Share	Programs	Authorization
10/1/2009 to 10/31/2009	—	—	—	196,093
11/1/2009 to 11/30/2009	—	—	—	196,093
12/1/2009 to 12/31/2009	—	—	—	196,093
Total	—	—	—	196,093

(1)	On January 16, 2009, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 225,000 shares of its outstanding common stock commencing on January 16, 2009 and ending December 31, 2009.

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

The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the Company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. Management, with the advice from its third party valuation firm, review the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter’s analysis related to the mortgage servicing asset. In addition, based upon the independent third party’s valuation of the Company’s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party can be directly tied back to the fact that management has not been required to record a valuation allowance through its income statement based upon the valuation of each stratum of serving rights.
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
The Bank launched a new product offering in March 2008: Reward Checking. The product is a free checking account which pays a high rate of interest to customers who agree to three qualifications each statement cycle. The three qualifications to be met each statement cycle are: 1.) the depositor agrees to receive their checking statement electronically, 2.) receive one deposit or make one payment electronically to the account, for example, utilize direct deposit, and 3.) use the debit card tied to the account a specific number of times each statement cycle. The three qualifications enable the Bank to deliver the high interest rate as they create efficiencies or increase non-interest revenue to the Bank. As will be shown later, the success of this product grew throughout 2009 and is the reason for the increase in interest bearing liabilities. It has been extremely well received by customers and embraced by the Bank’s employees. It has exceeded expectations at this point and continues to be the product of choice for a new checking customer. At year end 2009, it had the highest balance at over $49 million within the business and consumer checking portfolio. The Bank looks forward to further development of the product line in 2010 with the introduction of KASASA™. KASASA is the first national brand of the most innovative checking accounts available today. KASASA is a new word that was created to capture consumers’ attention and awaken them to a new way of banking. These accounts are designed to be the first and only accounts that actually take an interest in their accountholders by paying them to use their account with what interests them most. More discussion will be focused on this product with the tables to follow.
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
The impact of mortgage servicing rights, both income and expense is shown in the following table which reconciles the value of mortgage servicing rights which is another asset on the balance sheet. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense.

	December 31,	December 31,
(In Thousands)	2009	2008
Beginning Balance, January 1	$1,970	$1,893
Capitalized Additions	1,158	447
Amortizations	(933)	(370)
Valuation Allowance	0	0

Ending Balance, December 31, 2009	$2,195	$1,970

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
The Bank’s ALLL methodology captures trends in leading, current, and lagging indicators which will directly affect the Bank’s allocation amount. Trends in such leading indicators as delinquency, unemployment changes in the Bank’s service area, experience and ability of staff, regulatory trends, and credit concentrations are referenced. A current indicator such as the total watch list loan amount to Capital, and a lagging indicator such as the charge off amount are referenced as well. A matrix is formed by loan type from these indicators that is responsive in making ALLL adjustments.
The Bank experienced a less than 1% uptick in Special Mention and Substandard loans as compared to total loans outstanding in 2009 as compared to year-end December 31, 2008. As a group, the Special Mention and Substandard loans increased 16.8% or $5.4 million in comparing yearend balances December 31, 2009 to December 31, 2008. In response to this increase, the Bank’s ALLL to outstanding loans coverage percentage increased from .97% as of December 31, 2008 to 1.05% as of December 31, 2009.
The above indicators are reviewed quarterly. Some of the indicators are quantifiable and as such will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and watch list to capital ratios with the watch list made up of loans graded 5,6 or 7 on a 1 to 7 scale, 1 being the best rating. Both of these indicators caused the ALLL to increase during 2009. Other indicators use more subjective data to the extent possible to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. At the end of 2009, a slight improvement was noted in unemployment figures and several local firms were calling a small number of employees back from layoff. During 2009 however, both of these trends were in the opposite direction and as such the ALLL was strengthened. The current recalls do not begin to approximate the number of positions lost.

All aggregate commercial and agricultural credits include real estate loans of $250,000 and over are reviewed annually by both credit committees and the internal loan review to look for early signs of deterioration.
To establish the specific reserve allocation in the instance of real estate, a discount to the market value is established to account for liquidation expenses. The discounting percentage used for real estate mirrors the discounting of real estate as provided in the guidance of the Bank’s Loan Policy. However, unique or unusual circumstances may be present which will affect the real estate value and, when appropriately identified, can adjust the discounting percentage at the discretion of management.
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
Securities
The investment portfolio is first used mainly to provide overall liquidity for the Bank. It is also used to provide collateral for pledging to the Bank’s Ohio public depositors for amounts on deposit over the FDIC coverage, as required by the State of Ohio. It may also be used to pledge for additional borrowings from third parties. Investments are made with the above criteria in mind while still seeking a fair market value of return, and looking for maturities that fall within the projected overall strategy of the Bank and the possible need to fund growth.
All of the Bank’s security portfolio is categorized as available for sale with the exception of stock and as such is recorded at market value.
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
Risks are mitigated through an adherence to Loan Policy with any exception being recorded and approved by Senior Management or committees comprised of Senior Management. Loan Policy defines parameters to essential underwriting guidelines such as loan-to-value ratio, cash flow and debt-to-income ratio, loan requirements and covenants, financial information tracking, collection practice and others. Limitation to any one borrower is defined by the Bank’s legal lending limits and is stated in policy. On a broader basis, the Bank restricts total aggregate funding in comparison to Bank capital to any one business or agricultural sector by an approved sector percentage to capital limitation.
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
Modifications granted are typically for seasonality issues where cash flow is decreased. The time period involved is generally quite short in relation to the loan term, for example, this may be interest only payments for 90 days. We consider this treatment of interest only payments for a short time as an insignificant delay in payment; consequently, we do not consider these occurrences as troubled debt restructurings. Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring under FASB 15. The Bank has not used modifications to non-standard rates and terms to make a borrower cash flow their debt as a workout option. The Bank is occasionally ordered by the courts to give terms to a borrower that are better than what the Bank would like for the risk associated with that credit but not below or beyond rates and terms available for better credits in our market. Therefore, the Bank has not done any modifications that it would classify as “troubled debt restructurings.”
Updated appraisals are required on all collateral dependent loans once they are deemed impaired. The Bank may also require an updated appraisal of a watch list loan which the Bank monitors under their loan policy. On a quarterly basis, Bank management reviews properties supporting asset dependent loans to consider market events indicating a change in value has occurred.
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
Performing non-watch list customers secured in whole or in part by real estate do not require an updated appraisal unless the loan is rewritten and additional funds advanced. Watch List customers secured in whole or in part by real estate require updated appraisals every two years. All loans are subject to loan to values as found in Loan Policy no matter what their grade. Our watch list is reviewed on a quarterly basis by management and any questions to value are addressed at that time. All watch list accounts are to have real estate appraisals that are less than two years of age.

The majority of the Bank’s loans are made in market by lenders that live and work in the market. Thus, their evaluation of the independent valuation is also valuable and serves as a double check.
On extremely rare occasions, the Bank will make adjustments to the recorded values of collateral securing commercial real estate loans without acquiring an updated appraisal for the subject property. The Bank has no formalized policy for determining when collateral value adjustments between regularly scheduled appraisals are necessary, nor does it use any specific methodology for applying such adjustments. However, on a quarterly basis as part of its normal operations, the Bank’s senior management and the Loan Review Committee will meet to review all commercial credits either deemed to be impaired or on the Bank’s Watch List. In addition to analyzing the recent performance of these loans, management and the Loan Review Committee will also consider any general market conditions that might warrant adjustments to the value of particular real estate collateralizing commercial loans. In addition, management conducts annual reviews of all commercial loans exceeding certain outstanding balance thresholds. In each of these situations, any information available to management regarding market conditions impacting a specific property or other relevant factors is considered, and lenders familiar with a particular commercial real estate loan and the underlying collateral may be present to provide their opinion on such factors. If the available information leads management to conclude a valuation adjustment is warranted, such an adjustment may be applied on the basis of the information available. If management concludes that an adjustment is warranted but lacks the specific information needed to reasonably quantify the adjustment, management will order a new appraisal on the subject property even though one may not be required under the Bank’s general policies for updating appraisal.
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
The following table presents a reconciliation of the allowance for credit losses:

	(In Thousands)
	2009	2008	2007	2006	2005
Loans	$569,982	$568,030	$529,600	$504,427	$464,488

Daily average of outstanding loans	$559,261	$544,859	$503,296	$484,663	$469,326

Allowance for Loan Losses-Jan 1	$5,496	$5,922	$5,594	$5,388	$6,814
Loans Charged off:
Commercial Real Estate	—	—	376	214	82

	(In Thousands)
	2009	2008	2007	2006	2005
Ag Real Estate	—	—	—	—	—
Consumer Real Estate	452	194	252	167	347
Commercial and Industrial	2,235	71	538	282	933
Agricultural	230	1,912	42	—	12
Consumer & other loans	371	384	368	322	722

	3,288	2,561	1,576	983	2,096

Loan Recoveries:
Commercial Real Estate	—	—	25	2	—
Ag Real Estate	—	—	—	214	20
Consumer Real Estate	11	87	5	24	52
Commercial and Industrial	72	78	359	—	580
Agricultural	6	4	103	74	31
Consumer & other loans	153	179	240	352	412

	242	348	732	666	1,095

Net Charge Offs	3,047	2,213	844	319	1,001
Provision for loan loss	3,558	1,787	871	525	(425)
Acquisition provision for loan loss	—	—	301	—	—

Allowance for Loan & Lease Losses — Dec 31	$6,008	$5,496	$5,922	$5,594	$5,388
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	$227	$226	$156	$168	$841

Total Allowance for Credit Losses — Dec 31	$6,235	$5,722	$6,078	$5,762	$6,229

Ratio of net charge-offs to average Loans outstanding	0.54%	0.41%	0.17%	0.07%	0.21%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	42.75%	40.48%	106.44%	N/A	N/A

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2009		2008		2007		2006		2005
	Amount		Amount		Amount		Amount		Amount
	(000’s)%		(000’s)%		(000’s)%		(000’s)%		(000’s)%

Balance at End of Period Applicable To:
Commercial Real Estate	$1,810	37.69%	$1,810	39.92%	$1,358	34.24%	$1,221	32.19%	$756	24.39%
Agricultural Real Estate	120	7.20%	130	8.56%	117	8.60%	162	9.82%	88	10.93%
Consumer Real Estate	439	17.30%	386	15.80%	381	19.39%	288	17.19%	719	24.95%
Commercial & Industrial	2,494	21.14%	2,278	19.81%	1,859	19.67%	2,721	20.18%	2,246	17.63%
Agricultural	647	10.49%	413	9.92%	1,676	11.10%	250	13.74%	275	13.24%
Consumer, Overdrafts and other loans	498	5.72%	479	5.99%	531	7.00%	634	6.88%	526	8.86%
Unallocated	—		—		—		318		778

Allowance for Loan & Lease Losses	$6,008	100.00%	$5,496	100.00%	$5,922	100.00%	$5,594	100.00%	$5,388	100.00%
Off Balance Sheet Commitments	$227		$226		$156		$168		$841

Total Allowance for Credit Losses	$6,235		$5,722		$6,078		$5,762		$6,229

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
Liquidity
Liquidity remains high with the Bank also having access to $27 million of unsecured borrowings through correspondent banks and $34 million of unpledged securities which may be sold or used as collateral. An additional $7.1 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $114 million available provided adequate collateral is pledged.

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
ITEM 6a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which we are subject is interest rate risk. The majority of our interest rate risk arises from the instruments, positions and transactions entered into for purposes other than trading such as loans, available for sale securities, interest bearing deposits, short term borrowings and long term borrowings. Interest rate risk occurs when interest bearing assets and liabilities re-price at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.
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
ITEM 7. FINANCIAL STATEMENTS
Index To Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet at December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flow for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

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
Plante & Moran, PLLC

February 24, 2010
Columbus, Ohio

Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Balance Sheet
December 31, 2009 and 2008
(000’s Omitted, Except Per Share Data)

	2009	2008

Assets
Assets
Cash and due from banks (Note 1)	$28,691	$19,148
Federal Funds Sold	4,957	1,739

Total cash and cash equivalents	33,648	20,887

Securities — available for sale (Note 3)	207,281	177,661
Other Securities, at cost (Note 3)	4,448	4,498
Loans, net (Note 4)	563,911	562,336
Premises and equipment (Note 5)	16,053	16,806
Goodwill (Note 2)	4,074	4,074
Other assets (Note 2 & 6)	24,445	19,467

Total Assets	$853,860	$805,729

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$65,302	$62,582
Interest-bearing
NOW accounts	160,432	136,760
Savings	123,753	122,482
Time (Note 7)	326,957	293,908

Total deposits	676,444	615,732

Securities sold under agreement to repurchase (Note 8)	43,257	48,214
FHLB Advances (Note 9)	34,199	45,635
Dividend payable	853	857
Accrued expenses and other liabilities (Note 10)	5,523	4,744

Total liabilities	760,276	715,182

Stockholders’ Equity (Note 14 and 15)
Common stock — No par value — 6,500,000 shares authorized; 5,200,000 shares issued & outstanding	12,677	12,677
Treasury Stock — 437,551 Shares 2009, 418,294 Shares 2008	(9,082)	(8,727)
Unearned Stock Awards — 27,775 Shares 2009, 23,575 Shares 2008	(573)	(503)
Retained earnings	88,048	84,864
Accumulated other comprehensive income	2,514	2,236

Total stockholders’ equity	93,584	90,547

Total Liabilities and Stockholders’ Equity	$853,860	$805,729

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Statement of Income
Years Ended December 31, 2009, 2008 and 2007
(000’s Omitted, Except Per Share Data)

	2009	2008	2007

Interest Income
Loans, including fees	$33,585	$34,994	$37,429
Debt securities:
U.S. Treasury and government agency	5,496	6,634	5,813
Municipalities	1,788	1,697	1,635
Dividends	200	226	266
Federal funds sold	19	273	264
Other	26	—	17

Total interest income	41,114	43,824	45,424
Interest Expense
Deposits	11,007	15,227	18,402
Federal funds purchased and securities sold under agreements to repurchase	486	1,127	2,003
Borrowed funds	1,727	1,747	1,317

Total interest expense	13,220	18,101	21,722

Net Interest Income — Before provision for loan losses	27,894	25,723	23,702
Provision for Loan Losses (Note 4)	3,558	1,787	871

Net Interest Income After Provision For Loan Losses	24,336	23,936	22,831
Noninterest Income
Customer service fees	3,276	3,436	3,201
Other service charges and fees	2,541	2,322	2,569
Net gain on sale of loans	1,776	708	617
Net gain on sale of securities	230	15	—

Total noninterest income	7,823	6,481	6,387
Noninterest Expenses
Salaries and Wages	8,601	8,715	8,084
Employee benefits (Note 11)	3,018	3,018	2,804
Occupancy expense	1,113	1,029	564
Furniture and equipment	1,504	1,443	1,321
Data processing	1,136	1,234	1,019
Franchise taxes	914	863	873
FDIC Assessment	1,306	151	67
Mortgage servicing rights amortization (Note 6)	933	370	257
Other general and administrative	4,554	4,421	3,667

Total other operating expenses	23,079	21,244	18,656

Income Before Income Taxes	9,080	9,173	10,562

Income Taxes (Note 10)	2,475	2,450	2,828

Net Income	$6,605	$6,723	$7,734

Earnings Per Share — Basic and Diluted	$1.39	$1.39	$1.52

Weighted Average Shares Outstanding	4,741,392	4,846,310	5,097,636

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders Equity
For the Years Ended December 31, 2009, 2008, and 2007
(000’s Omitted, Except per Share Data)

						Accumulated
	Shares of			Unearned		Other	Total
	Common	Common	Treasury	Stock	Retained	Comprehensive	Stockholders’
	Stock	Stock	Stock	Awards	Earnings	Income (Loss)	Equity

Balance — January 01, 2007	5,163,820	12,677	(816)	(244)	77,089	(974)	87,732
Comprehensive income (Note 1):
Net income					7,734		7,734
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects						1,854	1,854

Total comprehensive income							9,588
Purchase of Treasury Stock	(228,000)		(4,710)				(4,710)
Shares issued for vested stock awards				13			13
Grant of Restricted Stock Awards-8760 shares (Net of Forfeiture — 740)	8,020		160	(160)
Cash dividends declared — $0.64 per share					(3,248)		(3,248)

Balance — December 31, 2007	4,943,840	12,677	(5,366)	(391)	81,575	880	89,375
Cumulative effect of adoption of EITF 06-4 for post retirement liability					(152)		(152)
Comprehensive income (Note 1):
Net income					6,723		6,723
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						1,356	1,356

Total comprehensive income							8,079
Purchase of Treasury Stock	(171,889)		(3,576)				(3,576)
Shares issued for vested stock awards				98			98
Grant of Restricted Stock Awards-10,000 shares (Net of Forfeiture — 245)	9,755		215	(210)			5
Cash dividends declared — $0.68 per share					(3,282)		(3,282)

Balance — December 31, 2008	4,781,706	$12,677	$(8,727)	$(503)	$84,864	$2,236	$90,547
Comprehensive income (Note 1):
Net income					6,605		6,605
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						278	278

Total comprehensive income							6,883
Purchase of Treasury Stock	(28,907)		(555)				(555)
Shares issued for vested stock awards
Grant of Restricted Stock Awards-10,000 shares				123	(8)		115
(Net of Forfeiture — 350)	9,650		200	(193)			7
Cash dividends declared — $0.72 per share					(3,413)		(3,413)

Balance — December 31, 2009	4,762,449	$12,677	$(9,082)	$(573)	$88,048	$2,514	$93,584

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Statement of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(000’s Omitted)

	2009	2008	2007

Cash Flows from Operating Activities
Net income	$6,605	$6,723	$7,734
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,171	1,132	1,059
Amortization of servicing rights	933	370	257
Amortization of Core Deposit Intangible	157	157	—
Provision for loan loss	3,558	1,787	871
Accretion and amortization of securities	809	300	131
Deferred income taxes (benefit)	142	(39)	(170)
(Gain) loss on sale of other assets	75	194	4
Realized (gain) loss on sales of securities, net	(230)	(15)	—
Change in other assets and other liabilities, net	(6,026)	(1,943)	(1,343)

Net cash provided by operating activities	7,194	8,666	8,543

Cash Flows from Investing Activities
Activity in securities:
Sales	16,333	25	215
Maturities, prepayments and calls	78,292	75,084	80,876
Purchases	(124,354)	(65,580)	(95,804)
Loan and lease originations and principal collections, net	(5,133)	(41,266)	6,620
Proceeds from sales of assets	494	1,102	—
Additions to premises and equipment	(412)	(1,081)	(2,675)
Purchase of Bank Owned Life Insurance	—	—	(3,000)
Net cash paid for acquisition	—	—	(2,400)

Net cash used in investing activities	(34,780)	(31,716)	(16,168)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	60,712	(18,861)	12,108
Net change in federal funds purchased and securities sold under agreements to repurchase	(4,957)	6,885	6,511
Proceeds from issuance of long-term debt	—	19,600	15,000
Repayment of long-term debt	(11,436)	(5,781)	(6,417)
Purchase of Treasury Stock	(555)	(3,576)	(4,710)
Cash dividends paid on common stock	(3,417)	(3,217)	(3,227)

Net cash provided (used) by financing activities	40,347	(4,950)	19,265

Net Increase (Decrease) in Cash and Cash Equivalents	12,761	(28,000)	11,640

Cash and Cash Equivalents — Beginning of Year	20,887	48,887	37,247

Cash and Cash Equivalents — End of Year	$33,648	$20,887	$48,887

Supplemental Information
Cash paid during the year for:
Interest	$13,275	$18,756	$21,721

Income taxes	$2,725	$2,445	$3,120

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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 4 — Loans
Loans at December 31 are summarized below:

	(In Thousands)
	2009	2008
Loans:
Commercial Real Estate	$214,849	$226,761
Agricultural Real Estate	41,045	48,607
Consumer Real Estate	98,599	89,773
Commercial and industrial	120,543	112,526
Agricultural	59,813	56,322
Consumer, Overdrafts and other loans	32,581	26,469
Industrial Development Bonds	2,552	7,572

	569,982	568,030
Less: Deferred loan fees and costs	(63)	(198)

	569,919	567,832
Less: Allowance for loan losses	(6,008)	(5,496)

Loans — Net	$563,911	$562,336

The following is a maturity schedule by major category of loans:

	(In Thousands)
	Principal Payments Due Within
		Two to	After
	One Year	Five Years	Five Years
Commercial Real Estate	$12,811	$157,856	$44,182
Agricultural Real Estate	1,410	14,450	25,185
Consumer Real Estate	8,035	23,915	66,649
Commercial and industrial loans	78,939	32,898	8,706
Agricultural	43,253	13,861	2,699
Consumer, Master Card and Overdrafts	5,882	19,741	6,958
Industrial Development Bonds	862	639	1,051

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
For the majority of the Bank’s impaired loans, the Bank will apply the observable market price methodology, but reserves the right to use a measurement of impairment based on the present value of expected future cash flows discounted at the loan’s effective rate of interest as an acceptable alternative method. As of yearend, the majority of the Bank’s impaired loans had adequate collateral coverage so that an allocation was not warranted.
In determination of observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of reevaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained or heavily relied upon.

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

	Daily Securities Sold Under Agreement to Repurchase
		Weighted		Approximate
	Amount	Average	Maximum Amount	Average	Approximate
	Outstanding at	Rate	Borrowings	Outstanding in	Weighted Average
	End of Period	End of	Outstanding Month	Period	Interest Rate for the
	(000’s)	Period	End (000’s)	(000’s)	Period

2009	$33,457	0.42%	$40,530	$37,696	0.48%
2008	$40,014	0.50%	$47,644	$40,113	1.96%
2007	$35,059	3.72%	$39,205	$31,513	4.64%
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
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
Available-for-sale securities- When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted.
Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
Available-for-sale securities classified as Level 2 are valued using the prices obtained from an independent pricing service. The prices are not adjusted. The independent pricing service uses industry standard models to price U.S. Government agencies and mortgage backed securities that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.

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
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009 and December 31, 2008:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

($ in Thousands)	Significant	Quoted Prices
Significant	Markets for	in Active
Unobservable Inputs	Identical	Observable
12/31/2009	Assets (Level 1)	Inputs (Level 2)	(Level 3)

Assets — Securities Available for Sale

U.S. Treasury	$5,219
U.S. Government agency	$104,675
Mortgage-backed securities	$36,848
State and local governments	$0	$60,539	$0
Total Securities Available for Sale	$0	$146,742	$60,539

Liabilities	$0	$0	$0

12/31/2008	Assets (Level 1)	(Level 2)	(Level 3)

Assets — Securities Available for Sale

U.S. Treasury	$0
U.S. Government agency	$82,674
Mortgage-backed securities	$51,827
State and local governments	$0	$43,160	$0
Total Securities Available for Sale	$0	$134,501	$43,160

Liabilities	$0	$0	$0

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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008, and 2007
Note 16 — Fair Value of Financial Instruments (Continued)

		Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2009
		Quoted Prices			Change in fair
		in Active			value for
		Markets for	Significant	Significant	twelve-month
	Balance at	Identical	Observable	Unobservable	period ended
($ in Thousands)	12/31/09	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Dec. 31, 2009
Impaired loans	$12,189			$12,189	$113

Other real estate owned — residential mortgages	$964			$964	$(19)

Other real estate owned commercial	$475			$475	$(40)

Total change in fair value					$54

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2008
		Quoted Prices in
		Active			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	twelve-month period
($ in Thousands)	12/31/08	Assets (Level 1)	(Level 2)	(Level 3)	ended Dec. 31, 2008
Impaired loans	$11,677			$11,677	$1,176

Other real estate owned - residential mortgages	$427			$427	$(22)

Other real estate owned commercial	$—			$—	$—

Total change in fair value					$1,154

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

			Number of securities
			remaining available for
	Equity Compensation Plan Information		future issuance under
	Number of securities to be	Weighted-average exercise	equity compensation
	issued upon exercise of	price of outstanding	plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	0	$0.00	762,755
Equity compensation plans not approved by security holders	0	$0.00	0
Total	0	$0.00	762,755
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

By:	/s/ Paul S. Siebenmorgen	Date:	December 29, 2010

Paul S. Siebenmorgen
Chief Executive Officer
Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date: December 29, 2010
Paul S Siebenmorgen
Chief Executive Officer (Principal Executive Officer)

/s/ Dexter L. Benecke	Date: December 29, 2010
Dexter L. Benecke, Director

/s/ Robert G. Frey	Date: December 29, 2010
Robert G. Frey, Director

/s/ Marcia S. Latta	Date: December 29, 2010
Marcia S. Latta, Director

/s/ Anthony J. Rupp	Date: December 29, 2010
Anthony J. Rupp, Director

/s/ James C. Saneholtz	Date: December 29, 2010
James C. Saneholtz, Director

/s/ Merle J. Short	Date: December 29, 2010
Merle J. Short, Director

/s/ Barbara J. Britenriker	Date: December 29, 2010
Barbara J. Britenriker
Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)

/s/ Steven A. Everhart	Date: December 29, 2010
Steven A. Everhart, Director

/s/ Jack C. Johnson	Date: December 29, 2010
Jack C. Johnson, Director

/s/ Steven J. Planson	Date: December 29, 2010
Steven J. Planson, Director

/s/ David P. Rupp, Jr	Date: December 29, 2010
David P. Rupp, Jr., Director

/s/ Kevin J. Sauder	Date: December 29, 2010
Kevin J. Sauder, Director

/s/ Steven J. Wyse	Date: December 29, 2010
Steven J. Wyse, Director