Form 10-K
period 2010-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2011-03-02
CIK 792966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
Common shares without par value

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $86,373,431.65
As of February 25, 2011, the Registrant had 5,200,000 shares of common stock issued of which 4,693,969 shares are outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K — Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

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
ITEM 1. BUSINESS
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
For a discussion of the general development of the Company’s business throughout 2010, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2010 in Review”.
Nature Of Activities
The Bank’s primary service area, Ohio, continued to experience high but declining unemployment. After reaching a high of 11% unemployment in March, 2010, the unemployment rate decreased in each of the ensuing months and closed the year at 9.6%. The agricultural industry continued its strong performance in 2010. Steel and trucking showed renewed strength early in the year and provided a portent of an improving economy. 1-4 family residential and construction remain weak. The Consumer Confidence increased from an average of 45% in 2009 to 53% in 2010 and January, 2011 topped 60%.
The Farmers & Merchants State Bank engages in general commercial banking business. Their activities include commercial, agricultural and residential mortgage, consumer and credit card lending activities. Because the Bank’s offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for such items as autos, trucks, recreational vehicles, motorcycles, etc.
The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATM’s (automated teller machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRA’s (Individual Retirement Accounts) and HSA’s (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay and on-line statement opportunities. For business customers, it provides the option of electronic transaction origination such as wire and ACH file transmittal. In addition the Bank offers remote deposit capture or electronic deposit processing.
The Bank’s underwriting policies, exercised through established procedures, facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been not to promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid loan. Hybrid loans are loans that start as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also retains the servicing on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by these agencies.
The Bank does not fund sub-prime loans. Sub-prime loans are characterized as a lending program or strategy that target borrowers who pose a significantly higher risk of default than traditional retail banking customers.
Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:
Commercial Real Estate: Construction, purchase, and refinance of business purpose real estate. Risks include loan amount in relation to construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in orderly fashion, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.
Agricultural Real Estate: Purchase of farm real estate or for permanent improvements to the farm real estate. Cash flow from the farm operation is the primary repayment source and is therefore subject to the financial success of the farm operation.
Consumer Real Estate: Purchase, refinance, or equity financing of one to four family owner occupied dwelling. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and other factors.
Commercial/Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition. Risks include adequacy of cash flow, reasonableness of profit projections, financial leverage, economic trends, management ability, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.
Agricultural: Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmer’s ability to hedge their position by using future contracts. The risk related to weather is often mitigated by requiring federal crop insurance.
Consumer: Funding for individual and family purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and others.
Industrial Development Bonds: Funds for public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.
All loan requests are reviewed as to credit worthiness and are subject to the Bank’s underwriting guidelines as to secured versus unsecured credit. Secured loans are in turn subject to loan to value (LTV) requirements based on collateral types as set forth in the Bank’s Loan Policy. In addition, credit scores of principal borrowers are reviewed and an approved exception from an additional officer is required should a credit score not meet the Bank’s Loan Policy guidelines.
Consumer Loans:
Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect. Loans above 100% are generally due to additional charges for extended warranties and/or insurance coverage periods of lost wages or death.
Boats, campers, motorcycles, RV’s and Motor Coaches range from 80%-90% based on age of vehicle. 1st or 2nd mortgages on 1-4 family homes range from 75%-90% with “in-house” first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.
Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture:
Real Estate:
Maximum LTVs range from 70%-80% depending on type.
Accounts Receivable:
Up 80% LTV
Inventory:
Agriculture:
Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%
Commercial:
Maximum LTV of 50% on raw and finished goods
Used vehicles, new recreational vehicles and manufactured homes not to exceed (NTE) 80% LTV
Equipment:

New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value
Restaurant equipment up to 35% of market value
Heavy trucks, titled trailers and NTE 75% LTV and aircraft up to 75% of appraised value
We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, ATM’s (automated teller machines) are also provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, Defiance, and Perrysburg, along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles, Bryan Eagles; Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.
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
The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Williams, and Wood. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana office.
At December 31, 2010, we had 248 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

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
Regulatory Capital Requirements
The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2010 are summarized in the table included in Note 14 to the consolidated financial statements.
FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2010, the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.
Dividend Restrictions
The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary. Various U.S. federal statutory provisions limit the amount of dividends the Company’s banking subsidiary can pay to the Company without regulatory approval. Dividend payments by the Bank are limited to its retained earnings during the current year and its prior two years. See Note 15 to the consolidated financial statements for the actual amount.
Deposit Insurance Assessments
The deposits of the Company’s banking subsidiary are insured up to regulatory limits set by the FDIC, and, accordingly in 2010, were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005, as adopted and effective on April 21, 2006. The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment). The amount assessed to each institution is based on statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the DIF. The FDIC assesses higher rates to those institutions that pose greater risks to the insurance fund.
In order to recapitalize and restore the DIF, the FDIC initially established a Restoration Plan in October 2008 to return the DIF to the statutorily mandated minimum reserve ratio of 1.15 percent within five years. Since 2008 and due to the extraordinary circumstances facing the banking industry, the FDIC imposed an emergency special assessment in 2009 and has continued to make further amendments to its Restoration Plan by extending the restoration period for the DIF, increasing the premium assessments, and changing how regular deposit insurance premiums are assessed. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. Key requirements from the Dodd-Frank Act have resulted in the FDIC’s adoption of the following proposed amendments: (1) redefined the assessment base used to calculate deposit insurance assessments to “average consolidated total assets minus average tangible equity”; (2) raised the DIF’s minimum reserve ratio to 1.35 percent and removed the upper limit on the reserve ratio; (3) revised adjustments to the assessment rates by eliminating one adjustment and adding another; and (4) revised the deposit insurance assessment rate schedules due to changes to the assessment base. Revised rate schedules and other revisions to the deposit insurance assessment rules would become effective April 1, 2011 and would be used to calculate the June 30, 2011 assessments which are due September 30, 2011. Though deposit insurance assessments maintain a risk-based approach, the FDIC’s proposed changes effective April 1, 2011, impose a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s future deposit insurance assessments will likely result in increased premiums in future years.
The Emergency Economic Stabilization Act of 2008 provided a temporary increase in deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation was effective immediately upon the President’s signature on October 3, 2008. The basic deposit insurance limit was set to return to $100,000 on January 1, 2010; however, on May 20, 2009 the temporary increase was extended through December 31, 2013.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) permanently raised the standard maximum deposit insurance coverage amount to $250,000 and made the increase retroactive to January 1, 2008. This was effective immediately upon the President’s signature on July 21, 2010. The FDIC deposit insurance coverage limit applies per depositor, per insurance depository institution for each account ownership category.
The FDIC Board of Directors issued a final rule on November 9, 2010 implementing a provision of the Dodd-Frank Act which temporarily provided for separate deposit insurance coverage for noninterest-bearing transaction accounts. Funds held in noninterest-bearing transaction accounts are fully insured, without limit, and the temporary unlimited coverage is separate from, and in addition to, the deposit insurance coverage provided to depositors with respect to other accounts held at an insured depository institution. This temporary deposit insurance coverage became effective on December 31, 2010 and will terminate on December 31, 2012. A noninterest-bearing transaction account is a deposit account in which (1) interest is neither accrued nor paid, (2) depositors are permitted to make an unlimited number of transfers and withdrawals, and (3) the insured depository institution does not reserve the right to require advance notice of an intended withdrawal. As of January 1, 2013, noninterest-bearing transaction accounts will then be insured under the FDIC’s general deposit insurance coverage rules. The Dodd-Frank Act provision did not include low-interest NOW (Negotiable Order of Withdrawal) Accounts or Interest on Lawyer Trust Accounts (“IOLTAs”) within the definition of noninterest-bearing transaction accounts. On December 29, 2010, the FDIC Board of Directors issued a final rule amending the Federal Deposit Insurance Act (FDI Act) to include IOLTAs within the definition of a noninterest-bearing transaction account thereby providing such accounts with temporary, unlimited deposit insurance coverage.
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
Additional Regulation
The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the federal Truth-in-Lending Act and Regulation Z, the federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the federal Home Mortgage Disclosure Act and Regulation C, the federal Electronic Funds Transfer Act and Regulation E, the federal Truth in Lending Act and Regulation Z, the federal Truth in Savings Act and Regulation DD, the Bank Secrecy Act, the federal Community Reinvestment Act, HUD’s Real Estate Settlement Act (RESPA) regulations, anti-discrimination laws and legislation, and antitrust laws.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Provisions regarding rules for interchanges fees on electronic debit transactions must be effective by July 21, 2011. Other provisions which, though intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks — large and small — adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies must be completed no later than July 21, 2011. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.
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
****Available Information:
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
Please see the Consolidated Financial Statements provided under Part II, Item 8 of this Form 10-K for information regarding the Company’s revenues from external customers, profits, and total assets for and as of, respectively, the fiscal year ended December 31, 2010.
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
Credit Risk
The risk of nonpayment of loans is inherent in commercial banking. Such nonpayment could have an adverse effect on the Company’s earnings and our overall financial condition as well as the value of our common stock. Management attempts to reduce the Bank’s credit exposure by carefully monitoring the concentration of its loans within specific industries and through the loan approval process. However, there can be no assurance that such monitoring and procedures will totally mitigate the risks. Credit losses can cause insolvency and failure of a financial institution and, in such event, its shareholders could lose their entire investment. For more information on the exposure of the Company and the Bank to credit risk, see the section under Part II, Item 7 of this Form 10-K captioned “Loan Portfolio.”
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

Interest Rate Risk
Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” Over the last few years, the Bank, along with most other financial institutions, has experienced a “margin squeeze” as drastic interest rate fluctuations have made it difficult to maintain a more favorable net interest spread. During 2010, the Bank’s margin and spread tightened slightly as the rate environment remained low and flat. Maturities of higher rate deposits aided the decrease in cost of funds.
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
A key component of employee retention is providing a fair compensation base combined with the opportunity for additional compensation for above average performance. In this regard, the Company and the Bank use two incentive programs. The Company uses a stock award program to recognize and incent officers of the Bank. Under the long-term incentive compensation plan, restricted stock awards may be granted to officers. The amount of shares to be granted each year is determined by the Board Compensation Committee and may vary each year in its amount of shares and the number of recipients. The Compensation Committee determines the number of shares to be awarded overall and to the Chief Executive Officer (“CEO”). The CEO then makes recommendations to the committee as to the recipients of the remaining shares. The full Board of Directors approves the action of the Committee. Since the plan’s inception in 2005, all granted stock awards have utilized a three year cliff vesting feature. This is viewed as a retention aid as the awards may be forfeited should an officer leave employment during the vesting period.
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
Officers, other than executive, receive incentive pay based on additional criterion. The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals. Officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. An average of four goals were given to each officer in 2010. Officers are paid cash incentives based on the year end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.
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
The Bank owns all of its office locations, with the exception of Angola, Indiana. The Angola office location is leased. Current locations of retail banking services are:

Office	Location
Archbold, Ohio	1313 S Defiance Street

Wauseon, Ohio	1130 N Shoop Avenue 119 N Fulton Street
Stryker, Ohio	300 S Defiance Street

West Unity, Ohio	200 W Jackson Street

Bryan, Ohio	929 E High Street
1000 S Main Street
Delta, Ohio	101 Main Street

Montpelier, Ohio	1150 E Main Street

Napoleon, Ohio	2255 Scott Street

Swanton, Ohio	7 Turtle Creek Circle

Defiance, Ohio	1175 Hotel Drive

Perrysburg, Ohio	7001 Lighthouse Way

Butler, Indiana	200 S Broadway

Auburn, Indiana	403 Erie Pass

Angola, Indiana	2310 N Wayne Street

Hicksville, Ohio	100 N. Main Street
All but one of the above locations have drive-up service facilities and an ATM.
ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Bank or the Company, to which we are a party or of which any of our properties are the subject.
ITEM 4. No longer applicable.
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

There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

	Stock Prices 2010
Quarter	Low	High

1st	$16.00	$19.00
2nd	17.00	20.00
3rd	17.95	19.45
4th	16.95	18.75

	Stock Prices 2009
Quarter	Low	High

1st	$17.60	$20.00
2nd	17.55	20.50
3rd	19.25	20.99
4th	15.20	19.00
The Company utilizes Registrar and Transfer Company as its transfer agent.
As of February 7, 2011 there were 2,052 record holders of our common stock.
Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2010. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2005 with all dividends reinvested.
The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.
I. Year 2005 as the Base

	2005	2006	2007	2008	2009	2010
FMSB	100.00	102.11	95.40	97.31	84.16	94.87

NASDAQ — COMPOSITE	100.00	110.33	121.98	74.11	106.34	124.87

NASDAQ-BANK INDEX	100.00	113.65	91.88	73.53	62.73	70.25

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2010 and 2009 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2010	0.18	0.18	0.18	0.19	0.73
2009	0.18	0.18	0.18	0.18	0.72
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
Dividends declared during 2010 were $0.73 per share totaling $3.44 million, 1.39% higher than 2009 declared dividends of $0.72 per share. During 2010, the Company purchased 48,130 shares and awarded 10,150 shares to 53 employees and 1,575 shares were forfeited under its long term incentive plan. At year end, 2010, the Company held 477,106 shares in Treasury stock and 28,925 in unearned stock awards.
Dividends declared during 2009 were $0.72 per share totaling $3.41 million, 5.88% higher than 2008 declared dividends of $0.68 per share. During 2009, the Company purchased 28,907 shares and awarded 10,000 restricted shares to 49 employees under its long term incentive plan. 350 shares were forfeited during 2009. At year end 2009, the Company held 437,551 shares in Treasury stock and 27,775 in unearned stock awards.
The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. On January 21, 2011, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 1, 2011 and ending December 31, 2011.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased as	Remaining Share
	Total Number of	Average Price Paid	Part of Publicly	Repurchase
Period	Shares Purchased	per Share	Announced Programs	Authorization
10/1/2010 to 10/31/2010	—	—	—	172,275
11/1/2010 to 11/30/2010	5,000	$18.00	5,000	167,275
12/1/2010 to 12/31/2010	15,405	$17.61	15,405	151,870
Total (I)	20,405	$17.70	20,405	151,870

(1)	The Company purchased shares in the market pursuant to stock repurchase program publicly announced on December 18, 2009. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 1, 2010 and December 31, 2010. 20,405 shares were repurchased in the fourth quarter. In total for 2010, 48,130 shares were repurchased.

Reclassification
Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform with the 2010 presentation.
ITEM 6. SELECTED FINANCIAL DATA
SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
Summary of Consolidated Statement of Income — UNAUDITED

	(In Thousands, except share data)
	2010	2009	2008	2007	2006

Summary of Income:
Interest income	$39,893	$41,114	$43,824	$45,424	$42,269
Interest expense	10,863	13,220	18,101	21,722	18,535

Net Interest Income	29,030	27,894	25,723	23,702	23,734
Provision for loan loss	5,325	3,558	1,787	871	525

Net interest income after provision for loan loss	23,705	24,336	23,936	22,831	23,209
Other income (expense), net	(14,342)	(15,256)	(14,763)	(12,269)	(11,966)

Net income before income taxes	9,363	9,080	9,173	10,562	11,243
Income taxes	2,382	2,475	2,450	2,828	3,107

Net income	$6,981	$6,605	$6,723	$7,734	$8,136

Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$1.48	$1.39	$1.39	$1.52	$1.57

Dividends	$0.730	$0.720	$0.680	$0.640	$0.575

Weighted average number of shares outstanding	4,721,235	4,741,392	4,846,310	5,097,636	5,186,329

*	Based on weighted average number of shares outstanding
Summary of Consolidated Balance Sheet — UNAUDITED

	(In Thousands)
	2010	2009	2008	2007	2006

Total assets	$906,363	$853,860	$805,729	$803,974	$737,096
Loans, net	521,883	563,911	562,336	523,474	498,580
Total Deposits	724,513	676,444	615,732	634,593	585,409
Stockholders’ equity	94,403	93,584	90,547	89,375	87,732

Key Ratios
Return on average equity	7.38%	7.19%	7.51%	8.71%	9.64%
Return on average assets	0.80%	0.80%	0.84%	1.06%	1.14%
Loans to deposits	72.03%	83.36%	91.33%	82.49%	85.17%
Capital to assets	10.42%	10.96%	11.24%	11.12%	11.90%
Dividend payout	49.33%	51.66%	48.77%	42.00%	36.63%

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
All significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) and the valuation of its Mortgage Servicing Rights and Other Real Estate Owned (OREO) as the accounting areas that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by Management and the assets are carried at the lower of carrying amount or fair value less cost to sell.
The ALLL represents management’s estimate of credit losses inherent in the Bank’s loan portfolio at the report date. The estimate is a composite of a variety of factors including experience, collateral value, and the general economy. ALLL includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond our control.
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
2010 in Review
During 2010 the Company proved it was up to the challenges presented by another tough year. One of the first indications of decreased revenue caused by regulatory changes was felt in the overdraft fee arena. The impact of regulatory reform on fees in banking remains a concern for the Company in the coming years. Economic challenges were also faced by the Company, our shareholders, employees and customers. Unemployment remained high in the markets we serve, though slight improvements began towards the second half of the year. The economic outlook appears to favor the economic recovery, though recognition of its fragility exists.
Continued difficult economic stresses caused the Company to experience significant expenses to improve its loan quality and to seek additional sources of revenue to offset these costs. Loan costs included increased collection, loss provision, and legal expenses. The benefits of those costs were an $8.2 million decrease in nonaccrual loans, $7.8 million decrease in loans classified as impaired, and an overall $8.7 million decrease in the Bank’s watch list loans, as of December 31, 2010 as compared to 2009, all of which; positions the Company for better earnings in the year to come.
The improvement in asset quality also correlates to a $42 million decrease in the net loan balances when comparing December 31, 2010 to the same date in 2009. This smaller loans balance in turn explains a somewhat hidden cost — a decline in the interest income from loans for 2010 as compared to 2009. This is discussed in greater detail in the net interest income section.
Offsetting the additional expenses in the loan portfolio was the $956 thousand gain on sale of investments and an increase in noninterest income during 2010. A decrease in long-term rates during the fourth quarter spurred activity in the consumer real estate market and the addition of the Hicksville office in July 2010 contributed to the increase in noninterest income.
The Company is proud of the strides that were achieved in improving asset quality while increasing 2010’s net income over 2009. Earnings per share were $0.09 higher than the previous two years. The Company is well positioned to face the challenges of 2011.

Material Changes in Results of Operations
The discussion now turns to more financial based results and trends as a result of 2010 operations. In comparing line items of the consolidated statement of income for years ended 2008 through 2010, it is easily seen where the Company has been spending its time and the impact of the recession. Decreasing interest income and expense are obvious large factors on the profitability of the Company for 2010; however, that discussion can be found in the net interest income section. This discussion will focus on the significant noninterest items that impacted the operations of the Company.
Looking at the positive items first; overall, non-interest income shows a trend of improvement. A nice improvement of $1.1 million in 2010 over 2009 was preceded by a more significant gain of over $1.3 million in 2009 as compared to 2008. Accounting for over $1 million of the gain in 2009 was the revenue generated from mortgage loan activity through establishing mortgage servicing rights and gain on the sale of loans into the secondary market. As mentioned earlier, the fourth quarter of 2010 was also a busy time handling refinance activity for mortgages; however the volume was below 2009. In terms of dollars, 2010 was $381 thousand lower than 2009’s noninterest income from mortgage activities. It did make up almost $1.4 million of noninterest income in 2010. It was a much needed, but unexpected source of increased revenue.
The largest difference in noninterest income for 2010 compared to the previous years was the gain on sale of securities. For 2010, it accounted for $956 thousand compared to $230 and $15 thousand for 2009 and 2008 respectively. The Bank was able to take advantage of the ability to book some gains on the sale of securities. This opportunity presented itself in the first and last quarter of 2009 and the first three quarters of 2010. The Bank did not sacrifice long term profitability for short term gains as the yields of the portfolio were not negatively impacted by the sales. The discussion on causes for changes to yields follows in the interest section. The Bank did recognize a loss of just over $50 thousand on an equity security of a Banker’s Bank in 2009. The entity had been taken over by the FDIC with its assets and deposits being bought by another financial institution.
Another increase to non-interest income was derived from increased debit card usage. As the Bank receives interchange revenue from each “swipe” of the card, usage increased thereby increasing revenue over $232 thousand in 2010 as compared to 2009 and over $126.5 thousand in 2009 over 2008. Both increases are attributed to the growth and popularity of the Bank’s Reward checking product which migrated to KASASA in 2010. One of the criteria for the payment of high interest on the account is utilizing the debit card at least twelve times per statement cycle. The Bank’s Reward & KASASA Checking customers averaged 25 transactions per statement during 2009 and 2010, surpassing the 9 transactions average of our Free Checking customers. The additional revenue from debit card usage offsets the interest expense, creating a win-win situation for the customers and the Bank. In 2011, this revenue stream may be reduced by the Federal Reserve regulating the interchange fee. All of the KASASA products have a debit card usage qualification; however, interest income is not the customer benefit for all accounts. As an alternative to receiving interest on their deposits, customers may choose to receive credit towards iTunes downloads or donate earnings to charity.
One additional noninterest income item to mention is overdraft and return check fee income. This revenue source increased $37.7 thousand or 1.6% in 2010 over 2009 supported by a 9% increase in the number of accounts and a $20 million increase in year-end balances. Hicksville accounted for 44% of the increase in the number of accounts and only 19% in the balances. During 2009, this revenue stream decreased 6.5%, or $176 thousand, during 2009 even though the number of checking accounts increased 4.16% and the portfolio yearend balance was $23.6 million higher in 2009 than 2008. Over the last three years, the average revenue per account continued to decrease due to regulatory changes. This revenue source remains under intense regulatory review and additional changes are required in 2011 that may negatively impact revenue.
Service charge income remained virtually unchanged from 2008 even with the increase in accounts. Most of the new accounts added either don’t have service fee charges and/or the balances are high enough to offset any charges. The largest increase was in the Health Savings Account portfolio where the volume of accounts has increased steadily the last two years. Both the OD and return check and service charge income from checking accounts are included in the customer service fees line item on the income statement.

Switching to the expense side, overall, non-interest expense increased less than 1% in 2010 over 2009 while an increase of 8.6% or $1.8 million occurred in 2009 over 2008. The largest factor behind the 2009 increase was FDIC assessment, which was broken out as its own line item on the statement of income due to its significance. Of the $1.8 million increase in 2009 noninterest expense, $1.2 million is attributed to the cost of FDIC insurance. FDIC insurance, while still costly at $1.1 million, decreased in 2010 as compared to 2009 by $253 thousand.
The largest increase in 2010 over 2009 in noninterest expense, aside from provision expense, was the summation line of “Other general and administrative” expenses on the income statement. Within this summation line, the larger increases correspond to the asset quality issues and included an increase in loan collection expenses, cost of appraisals, and insurance cost for other real estate owned totaling $403 thousand. This was the second year of increased cost due to collection as 2009 had an increase of $251 thousand as compared to 2008. These costs were necessary to improve the asset quality and position the Bank for higher profitability in the future.
Also mentioned previously was the mortgage refinancing activity of the last two years. A correlating expense to that activity is the amortization of mortgage servicing rights. The income was discussed previously; the amortization is the offset to the income recognized. These remain large line items on both sides of the income statement. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated when paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. 2008 had net income of $77 thousand, 2009 had net income of $225 thousand and 2010 had net income of only $1.1 thousand. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. The reason for 2009’s larger net position is due to the increase in the number of loans being serviced; thereby new rights are being established without having been offset by accelerated expense. This is evidenced by the year end number of loans and balances being up significantly. In 2010, the income barely offset the amortization expense. As of December 31, 2010 there were 3,647 loans serviced with outstanding balances of $275.7 million, there were 3,571 loans serviced with outstanding balances of $267.8 million for 2009, and 3,472 loans with balances of $277.5 million for 2008. Returning to the expense only portion, expense for 2010 was $250 thousand lower than 2009, 2009 was $563 thousand higher than the expense for 2008.
The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	December 31	December 31	December 31
	2010	2009	2008
		(In thousands)

Capitalized Additions (Noninterest income)	$685	$1,158	$447

Amortizations (Noninterest expense)	(684)	(933)	(370)

Net Noninterest income	$1	$225	$77

Salaries and wages increased $172 thousand in 2010 over 2009. Three main components flow into salaries and wages: base salary, deferred costs from loans and incentive pay. Base salaries decreased during 2010 even with the addition of the Hicksville office by $338 thousand. The deferred costs component actually decreased by $318 thousand which in effect increases salary expense and incentive pay increased $192 thousand. (For further discussion on incentive pay, see note 11 of the consolidated financial statements). During the first part of 2009, some of the Bank’s lending officers were also very busy in auto loan financing. This activity was spurred by government and auto manufacturer incentives along with large banks exiting the market in the first half of the year. The consumer loan portfolio grew by 26%, or almost $6 million. This increased activity offset the increased salary expense as deferred costs from these loans are recorded as a deduction to the salary expense when the loans are made. While salaries and wages decreased in 2009 as compared to 2008, it was this component that made it possible. Base salary expense increased just over $400 thousand with the deferred costs offsetting with a $50 thousand increase for 2009. The increases in base salary have been driven by additional offices being opened and increase in revenue generating positions, such as additional staff in the Bank’s financial planning division.
Employee benefits decreased $109 thousand in 2010 as compared to 2009 and 2009 ended at $185 less than (or basically even) 2008’s. The Bank is partially self-insured and fluctuations to costs are therefore caused by fluctuations in claims made by employees. Employee’s group insurance costs were lower in 2010 than 2009 by $139 thousand and were up $224 for 2009 over 2008. In 2009, the Bank offered a traditional medical plan along with a Health Savings Account (HSA) option. Both options were available in 2009 and the decision was made to implement the HSA plan only bank-wide for 2010. The increase in medical expense in 2009 was offset by a decrease of $201.5 thousand in miscellaneous personnel expense and in the BOLI retirement expense for 2009 as compared to 2008. Miscellaneous personnel expense includes such items as employee outings and the use of employment and executive search agencies. Bank Owned Life Insurance (BOLI) retirement expense represents the yearly cost to fund the liability of post retirement officers upon which the Bank has an insurance policy of which the Bank is the beneficiary. The total of these two expenses increased $47 thousand in 2010 as compared to 2009 and as stated previously was opposite of the movement in 2009 as compared to 2008.
Occupancy expense decreased by only $14 thousand in 2010 as compared to 2009. In 2009 it increased $84 thousand over 2008 with the largest impact stemming from the costs associated with holding Other Real Estate Owned (OREO). The balance in OREO increased from $426.7 thousand as of December 31, 2008 to $1.4 million as of December 31, 2009. The largest expense increase in occupancy was real estate taxes, which was driven by the additional holding of OREO and had increased $82.9 thousand in 2009 and held steady in 2010. OREO increased to $4.5 million in 2010 which included some rental properties and thereby had rental income of $45 thousand to help offset the cost of holding.
A positive reduction in data processing expense of $183 thousand occurred in 2010. This was preceded by a reduction of $98 thousand in 2009 as compared to 2008. The larger reduction in 2010 was mainly due to the reduction of costs as the Bank switched its core service provider in February. In 2009, the decrease is not attributable to just one vendor, but rather a negotiation with multiple vendors. The Company continues to investigate ways to reduce this expense. The pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the KASASA additions and an improving economy.
The largest cost increase to the Bank in 2010 and 2009 was the Provision for Loan Losses. A tough economic environment existed for most businesses in our primary market area during 2007 through 2010. In 2010, the provision expense was $1.8 million higher than 2009 and $3.5 million over 2008. Gross charge-offs were $6.4 million for 2010, $3.3 million for 2009, as compared to 2008’s $2.6 million. Recoveries were $795, $242, and $348 thousand for 2010, 2009, and 2008, respectively. Unfortunately, 2010 had the highest charge-off and lowest recovery amounts, making the net charge-offs the highest at $5.6 million. 2009 had a net charge-off position of $3.0 million and 2008 had a net charge-off position of $2.2 million. 2008 was impacted by mostly agricultural business and 2009 and 2010 activity was mainly commercial driven. Further analysis by loan type is presented in the discussion of the allowance for credit losses.
Net Interest Income
The primary source of the Company’s traditional banking revenue is net interest income. Net interest income is the difference between interest income on interest earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earning assets and liabilities. The change in net interest income is most often measured as a result of two statistics — interest spread and net interest margin. The difference between the yields on earning assets and the rates paid for interest bearing liabilities supporting those funds represents the interest spread. Because noninterest bearing sources of funds such as demand deposits and stockholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

Overall, we continue to see pressure in the net interest margin and spread with the risk remaining fairly constant. The net interest margin decreased by 11 basis points and the net interest spread decreased by 5 basis points in comparing 2010 to 2009, with both sides of the equation having lower yields. In connection with interest concerns was the high level of nonaccruals and watch list loans throughout the year. Major improvement occurred in the decrease of nonaccrual and watch list loans to make the future look bright for 2011. Nonaccruals increased during the first part of the year and decreased due to charge-off and payoff during the second half, specifically the fourth quarter. Sustained improvement in the margin will be helped as a large portion of the nonaccruals have been removed from the books. Short term rates remained flat throughout the year and long term rates lowered during the fourth quarter and have since increased in the first two months of 2011.
Earnings assets increased during the year in actual and average balance. The interest collected on the earning assets decreased; the yield decreasing for 2010 as compared to 2009 in all portfolios. The largest decrease in yield occurred in the taxable investment securities and was due to the large amount of calls on government sponsored agencies and the yield on new purchases as the growth in the portfolio was over $30 million in average. It was not unusual for a called security to be replaced with a new security with a yield lower by 100 basis points or more. Overall, this portfolio’s yield was 121 basis points lower in 2010 than in 2009.
Loans which have the highest earning asset yield decreased in average by $8 million when comparing 2010 average to 2009 average balance. The overall change in yield in the loan portfolio for 2010 was due mainly to the change in balance than to the change in rate. Given that the loan portfolio represented only 67% of the earning assets in 2010 as compared to 2009’s 73% and the yield is the highest, it stands to reason that the overall asset yield decreased in 2010 as compared to 2009. Coupling this with the growth in earning assets being invested in securities and Federal Funds Sold and interest bearing bank balances, the overall yield on earning assets decreased 52 basis points as compared to 2009 and 103 basis points lower than 2008.
While the loan portfolio size had remained fairly constant in 2009, the yield, or income, generated had decreased for the second straight year. This was due to the low interest rate environment, with the lending prime rate within 26 basis points of the Company’s net interest spread at that time. Spread is the difference between what the Company earns on its assets and pays on its liabilities. It is on this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must the cost of funds to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. To mitigate the low rate environment, the Bank placed rate floors on most variable loans during 2009, which were typically 125 basis points over the current prime rate. This protected the Bank during a flat rate environment. The challenge will come when rates start to rise and the Bank will be affected by the index spreads also placed on the loans. The Bank worked to increase the spread on loans during 2010 to minimize the impact of an increased prime rate not directly correlating to an increased yield on loans.
Looking at the other side of the balance sheet and the interest cost of funds, a decrease in the cost is apparent for 2010 as compared to both 2009 and 2008. Fortunately, the cost of funds decreased at a faster rate than the asset yield in 2009 and the net interest margin and spread improved over 2008. Unfortunately, in 2010, the asset yield decreased more than the cost of funds and the net interest margin and spread decreased as compared to 2009.
The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. All portfolios decreased in cost of funds with the exception of the one, savings deposits, which represented 94% of the growth in average balances between 2010 and 2009. Savings deposits increased $48 million and the cost increased 4 basis points. The growth in balances was related to the growth in the new KASASA product offerings which rewarded customers by paying a higher interest rate for deposits which was offset by noninterest related Bank earnings and savings. By participating in the KASASA Saver product, a customer may have earned as much as 160 basis points more than the Bank’s basic savings account. Even with the increased interest cost to the Bank for offering these products, the Bank was still able to decrease its cost of funds by 47 basis points. Time deposits, other borrowed money and securities sold under agreement to repurchase all decreased. The Bank borrowed funds from the Federal Home Loan Bank in the first quarter of 2010, to lock in lower rates to replace maturities coming due in the second through fourth quarter of the year. If the Bank does not borrow any additional funds in 2011, the cost of these funds will again be lower in 2011since the associated expense of the matured advances will be off for a full year. The average balance will also be lower by $7.5 million.
The following tables present net interest income, interest spread and net interest margin for the three years 2008 through 2010, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The table also shows their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax affected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.
The percentage of interest earning assets to total assets decreased in 2010 over 2009 and increased slightly in 2009 over 2008 and remained above 90% at a respectable 90.73% and 93.55% for 2010 and 2009, respectively.
As stated previously, the decreased yield on the assets was outpaced by the decreased cost of funds in 2009. The average balances for interest bearing liabilities increased only $17.4 million compared to 2008. While the balance increased, the costs on those funds were significantly lower. The average cost for 2009 was 2.00% compared to 2008’s 2.82%. The balances in noninterest bearing liabilities also increased during the last three years.
As with the yields on assets for 2009, the largest fluctuation in the cost of funds was in the shorter term liabilities, savings deposits. The cost on savings decreased 66% while on time deposits the cost decreased 38%. The Bank has focused on increasing its core deposit base to lessen the dependency on higher cost time deposits. The Bank has also attempted to increase the duration of the time deposits; however, customers have maintained a short-term, twelve month focus.
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
[Remainder of this page intentionally left blank.]

		2010
	(In Thousands)
	Average	Interest /
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans (1)	$550,698	$32,860	6.00%
Taxable investment securities	176,885	4,847	2.74%
Tax-exempt investment securities	59,537	2,091	5.32%
Federal funds sold & interest bearing deposits	35,195	95	0.27%

Total Interest Earning Assets	822,315	$39,893	5.00%

Non-Interest Earning Assets:
Cash and cash equivalents	14,046
Other assets	42,096

Total Assets	$878,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$305,426	$2,190	0.72%
Other time deposits	321,018	6,936	2.16%
Other borrowed money	37,517	1,459	3.89%
Federal funds purchased and securties sold under agreement to repurchase	46,530	278	0.60%

Total Interest Bearing Liabilities	710,491	$10,863	1.53%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	63,108
Other	10,207

Total Liabilities	783,806

Shareholders’ Equity	94,651

Total Liabilities and Shareholders’ Equity	$878,457

Interest/Dividend income/yield		$39,893	5.00%
Interest Expense / yield		$10,863	1.53%

Net Interest Spread		$29,030	3.47%

Net Interest Margin			3.68%

	2009
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans (1)	$558,869	$33,585	6.04%
Taxable investment securities	146,872	5,798	3.95%
Tax-exempt investment securities	46,736	1,686	5.47%
Federal funds sold & interest bearing deposits	11,937	45	0.38%

Total Interest Earning Assets	764,414	$41,114	5.52%

Non-Interest Earning Assets:
Cash and cash equivalents	19,209
Other assets	39,007

Total Assets	$822,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$257,345	$1,755	0.68%
Other time deposits	317,619	9,252	2.91%
Other borrowed money	38,498	1,727	4.49%
Federal funds purchased and securities sold under agreement to repurchase	45,920	486	1.06%

Total Interest Bearing Liabilities	659,382	$13,220	2.00%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	57,630
Other	13,778

Total Liabilities	730,790

Shareholders’ Equity	91,840

Total Liabilities and Shareholders’ Equity	$822,630

Interest/Dividend income/yield		$41,114	5.52%
Interest Expense / yield		$13,220	2.00%

Net Interest Spread		$27,894	3.52%

Net Interest Margin			3.79%

	2008
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans (1)	$544,310	$34,994	6.46%
Taxable investment securities	146,877	6,963	4.74%
Tax-exempt investment securities	42,361	1,594	5.70%
Federal funds sold & interest bearing deposits	9,423	273	2.90%

Total Interest Earning Assets	742,971	$43,824	6.03%

Non-Interest Earning Assets:
Cash and cash equivalents	19,399
Other assets	35,317

Total Assets	$797,687

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$240,880	$2,760	1.15%
Other time deposits	314,005	12,467	3.97%
Other borrowed money	38,110	1,747	4.58%
Federal funds purchased and securities sold under agreement to repurchase	49,014	1,127	2.30%

Total Interest Bearing Liabilities	642,009	$18,101	2.82%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	53,208
Other	12,928

Total Liabilities	708,145

Shareholders’ Equity	89,542

Total Liabilities and Shareholders’ Equity	$797,687

Interest/Dividend income/yield		$43,824	6.03%
Interest Expense / yield		$18,101	2.82%

Net Interest Spread		$25,723	3.21%

Net Interest Margin			3.60%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2010 vs 2009
	(In Thousands)
	Net	Due to change in
	Change	Volume	Rate
Interest Earning Assets:
Loans	$(725)	$(494)	$(231)
Taxable investment securities	(951)	1,185	(2,136)
Tax-exempt investment securities	405	700	(295)
Federal funds sold & interest bearing deposits	50	88	(38)

Total Interest Earning Assets	$(1,221)	$1,479	$(2,700)

Interest Bearing Liabilities:
Savings deposits	$435	$328	$107
Other time deposits	(2,316)	99	(2,415)
Other borrowed money	(268)	(44)	(224)
Federal funds purchased and securities sold under agreement to repurchase	(208)	6	(214)

Total Interest Bearing Liabilities	$(2,357)	$389	$(2,746)

	2009 vs 2008
	(In Thousands)
	Net	Due to change in
	Change	Volume	Rate
Interest Earning Assets:
Loans	$(1,409)	$941	$(2,350)
Taxable investment securities	(1,165)	(0)	(1,165)
Tax-exempt investment securities	92	249	(157)
Federal funds sold & interest bearing deposits	(228)	73	(301)

Total Interest Earning Assets	$(2,710)	$1,263	$(3,973)

Interest Bearing Liabilities:	$(1,005)	$189	$(1,194)
Savings deposits	(3,215)	143	(3,358)
Other time deposits	(20)	18	(38)
Other borrowed money		—
Federal funds purchased and securities sold under agreement to repurchase	(641)	(71)	(570)

Total Interest Bearing Liabilities	$(4,881)	$279	$(5,160)

As mentioned in the discussion earlier, in reviewing the 2010 to 2009 comparison, an impact in change due to volume is evident, where as the 2009 to 2008 comparison shows the impact was due mainly to rate. What did remain the same in the two comparisons is that the change in interest in total is still due mainly to rate change. The strategy during 2010 and currently is to extend the maturities of time deposit “specials” to over 24 months to prepare for rising rates. The other strategy employed during 2009 and 2010 was to increase core deposits by offering innovative products focused on customer needs: higher interest rates. In exchange for a high interest-bearing checking account, customers were asked to utilize services that benefited both the Bank and themselves. Smaller time deposit rate shoppers had an option to perhaps change their behavior of banking or those deposits were allowed to run off. The new core deposit products were indeed embraced by our customers and have helped to reach the deposit portfolio mix the Bank was after.

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
The Bank experienced a 7% decrease in Special Mention loan balances as of December 31, 2010 as compared to December 31, 2009. The Bank also experienced a 23% decrease or $8.7 million decrease in Special Mention and Substandard loan balances as of December 31, 2010 as compared to 2009. In response to this decrease, the Bank continued the increase of its ALLL to outstanding loans coverage percentage to 1.08% as of December 31, 2010. As a group, the Special Mention and Substandard loans increased 16.8% or $5.4 million in comparing year-end balances December 31, 2009 to December 31, 2008. In response to this increase, the Bank’s ALLL to outstanding loans coverage percentage increased from .97% as of December 31, 2008 to 1.05% as of December 31, 2009.
The above indicators are reviewed quarterly. Some of the indicators are quantifiable and as such will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and watch list to capital ratios with the watch list made up of loans graded 5,6 or 7 on a 1 to 7 scale, 1 being the best rating. Other indicators use more subjective data to the extent possible to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. At the end of 2010, a slight improvement was noted in unemployment figures and several local firms were calling a small number of employees back from layoff. The current recalls do not begin to approximate the number of positions lost.
All aggregate commercial and agricultural credits include real estate loans of $250,000 and over are reviewed annually by both credit committees and internal loan review to look for early signs of deterioration.
To establish the specific reserve allocation in the instance of real estate, a discount to the market value is established to account for liquidation expenses. The discounting percentage used for real estate mirrors the discounting of real estate as provided for in the Bank’s Loan Policy. However, unique or unusual circumstances may be present which will affect the real estate value and, when appropriately identified, can adjust the discounting percentage at the discretion of management.
The ACL decreased $375 thousand during 2010 as compared to 2009. With the decrease in loan balances, the percentage of ACL to the total loan portfolio actually increased from 1.09% as of December 31, 2009 to 1.12% as of December 31, 2010. The ACL increased during 2009 as compared to 2008 as net charge-offs and past due loans had increased during 2009. The increase took into account the high level of nonaccruals and watch list loans and the extended time period it involved for resolution.
Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.
Federal Income Taxes
Effective tax rates were 25.44%, 27.26%, and 26.71%, for 2010, 2009, and 2008, respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $744, $629, and $654 thousand for 2010, 2009, and 2008, respectively.

Financial Condition
Average earning assets increased $57.9 million during 2010 over 2009 and were higher by $79.3 million as compared to 2008. The main cause of fluctuation was the Hicksville acquisition and the repositioning of the balance sheet. Average interest bearing liabilities increased $51.1 million over 2009 and $68.5 million from 2008. The increase in 2009 over 2008 was due to the success of the Reward Checking product to attract funds into the savings deposit bucket. The increase continued into 2010 with the addition of the full line of KASASA products in 2010. It also included an overlapping of $9 million in loan advances from the Federal Home Loan Bank for a couple of quarters.
Securities
The investment portfolio is first used mainly to provide overall liquidity for the Bank. It is also used to provide required collateral for pledging to the Bank’s Ohio public depositors for amounts on deposit over the FDIC coverage limits. It may also be used to pledge for additional borrowings from third parties. Investments are made with the above criteria in mind while still seeking a fair market value of return, and looking for maturities that fall within the projected overall strategy of the Bank. The possible need to fund growth is also a consideration.
All of the Bank’s security portfolio is categorized as available for sale, with the exception of stock, and as such is recorded at market value.
Security balances as of December 31 are summarized below:

	(In Thousands)
	2010	2009	2008

U.S. Treasury	$32,278	$5,219	$—
U.S. Government agency	165,704	104,676	82,675
Mortgage-backed securities	24,531	36,848	51,826
State and local governments	64,804	60,538	43,160

	$287,317	$207,281	$177,661

The following table sets forth the maturities of investment securities as of December 31, 2010 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield

U.S. Treasury	—	$0.00%	$22,726	1.06%
U.S. Government agency	—	0.00%	126,890	1.45%
Mortgage-backed securities	1,169	4.25%	2,600	4.31%
State and local governments	2,092	2.21%	15,928	2.77%
Taxable state and local governments	—	0.00%	1,944	3.14%

	Maturities
	(Amounts in Thousands)
	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield

U.S. Treasury	$9,552	1.62%	—	$0.00%
U.S. Government agency	38,814	2.26%	—	0.00%
Mortgage-backed securities	2,564	4.70%	18,198	4.63%
State and local governments	28,795	3.31%	15,078	4.23%
Taxable state and local governments	967	3.14%	—	0.00%
As of December 31, 2010 the Bank did not hold a large block of any one investment security, except for U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $4.2 million. This is required in order to obtain Federal Home Loan Bank Loans. The Bank also acquired stock in the Federal Home Loan Bank of Indianapolis at a cost of $231.4 thousand and Banker’s Bancorp, Inc at a cost of $50.8 thousand through its acquisition of Knisely Bank. There were no borrowings at the time of acquisition associated with Federal Home Loan Bank of Indianapolis. The Bank had requested Federal Home Loan Bank of Indianapolis to buy back its stock when the acquisition of Knisely was completed in January 2008. A five year waiting period was imposed and the stock will be redeemed in full by January 3, 2013. An early redemption of 42,000 shares occurred in November 2010, decreasing the holdings to a value of $189.4 thousand. The value of the stock in Banker’s Bancorp, Inc was written down to zero at the end of 2009 as the institution was taken over by its regulators. The Bank also owns stock of Farmer Mac with a carrying value of $27.4 thousand which is required to participate loans in the program.
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
The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, including loans held for sale:

	(In Thousands)
Loans:	2010	2009	2008	2007	2006

Commercial real estate	$185,033	$214,849	$226,761	$181,340	$162,363
Agricultural real estate	33,650	41,045	48,607	45,518	49,564
Consumer real estate	95,271	98,599	89,773	102,660	86,688
Commercial and industrial	117,344	120,543	112,526	104,188	101,788
Agricultural	65,400	59,813	56,322	58,809	69,301
Consumer	29,008	32,581	26,469	27,796	27,388
Industrial Development Bonds	1,965	2,552	7,572	9,289	7,335

	$527,671	$569,982	$568,030	$529,600	$504,427

The following table shows the maturity of loans as of December 31, 2010:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total

Commercial Real Estate	$36,523	$105,168	$43,342	$185,033
Agricultural Real Estate	2,738	13,546	17,366	33,650
Consumer Real Estate	8,009	23,094	64,168	95,271
Commercial and industrial loans	83,554	25,387	8,403	117,344
Agricultural	48,038	14,196	3,166	65,400
Consumer, Credit Card and Overdrafts	6,002	20,723	2,283	29,008
Industrial Development Bonds	556	446	963	1,965
The following table presents the total of loans due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed	Variable
	Rate	Rate	Total

Commercial Real Estate	$57,162	$91,314	$148,476
Agricultural Real Estate	18,918	11,682	30,600
Consumer Real Estate	74,095	13,267	87,362
Commercial and industrial loans	26,831	6,324	33,155
Agricultural	17,138	224	17,362
Consumer, Master Card and Overdrafts	23,006	3,664	26,670
Industrial Development Bonds	1,409	—	1,409
The following table summarizes the Company’s nonaccrual and past due loans as of December 31 for each of the last five years:

	(In Thousands)
	2010	2009	2008	2007	2006

Nonaccrual loans	$5,844	$14,054	$13,575	4918	4254
Accruing loans past due 90 days or more	48	69	2,524	—	—

Total	$5,892	$14,123	$16,099	$4,918	$4,254

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $0.91 million for 2010, $2.0 for 2009, and $1.4 for 2008. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation needed. Total interest collections amounted to $41 thousand for 2010, $290 thousand for 2009, and $332 thousand for 2008. $3 thousand of interest collected in 2010 was applied to reduce the specific allocation, $6 thousand of interest collected in 2009 and $20 thousand of interest collected in 2008 was applied to reduce the specific allocations.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The loss of interest due to the high balances in nonaccruals as of the last three years has significantly impacted the yield on loans. A lower balance of $5.8 million in nonaccrual as of December 31, 2010 is an improvement which should help the yield going forward. The balance of December 31, 2010 nonaccrual loans of $5.8 million and the $14.1 million of nonaccrual loans as of December 31, 2009 were secured.
As of December 31, 2010 the Bank had $27.4 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties compared to December 31, 2009 when the Bank had $25.6 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly.
The amount of the potential problem loans was considered in management’s review of the loan loss reserve required at December 31, 2010 and 2009.
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
As of December 31, 2010, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $65.4 million with an additional $33.7 million in agricultural real estate loans. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.
Modifications granted are typically for seasonality issues where cash flow is decreased. The time period involved is generally quite short in relation to the loan term. For example, a typical modification may consist of interest only payments for 90 days. We consider this treatment of interest only payments for a short time as an insignificant delay in payment. Consequently, we do not consider these occurrences as “troubled debt restructurings”. Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2010, the Bank had almost $3.5 million of its impaired loans that were classified as trouble debt restructurings. The Bank did not have any classified as such as of December 31, 2009. The Bank is occasionally ordered by the courts to give terms to a borrower that are better than what the Bank would like for the risk associated with that credit but not below or beyond rates and terms available for better credits in our market. Therefore, the Bank has not done any modifications that it would classify as “troubled debt restructurings” under those circumstances.
Updated appraisals are required on all collateral dependent loans once they are deemed impaired. The Bank may also require an updated appraisal of a watch list loan which the Bank monitors under their loan policy. On a quarterly basis, Bank management reviews properties supporting asset dependent loans to consider market events that may indicate a change in value has occurred.
To determine observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the existing collateral value used.
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

The majority of the Bank’s loans are made in the market by lenders that live and work in the market. Thus, their evaluation of the independent valuation is also valuable and serves as a double check.
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
Note 4 of the Consolidated Financial Statements may also be reviewed for additional tables dealing with the Bank’s loans and ALLL.
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
As presented below, charge-offs increased to $6.4 million for 2010 preceded by an increase to $3.3 million for 2009. The provision also increased each year for the three years shown. 2010 had provision expense of $5.3 million, 2009 had $3.6 million and 2008 had provision expense of $1.8 million. The Commercial and Industrial portfolio was the only segment in a net recovery for 2008; however it had the largest net charge-off position in 2009 and 2010. The ratio of net charge offs to average loans outstanding is evidence of the recognition of troubled loans and the write down of collateral values. The improvement in asset quality during the periods shown is reflected in the increased percentage of the allowance for loan loss to nonperforming loans.
With the charge-offs going higher in 2009, it became prudent to increase the ALLL for 2009. The increase provides for the high level of nonaccrual and watch list loans and recognizes the extended time period with which it has taken to achieve resolution and/or collection of these loans. The ALLL for 2010 decreased due to the improvement in the asset quality as the balances in impaired loans and nonaccruals were drastically reduced over the same time periods. A smaller portion of the allowance was needed to fund the impaired loans as collateral remained sufficient to cover the outstanding amounts in most cases.
The following table presents a reconciliation of the allowance for credit losses:

	(In Thousands)
	2010	2009	2008

Loans	$527,589	$569,919	$568,030

Daily average of outstanding loans	$550,698	$558,869	$544,859

Allowance for Loan Losses-Jan 1	$6,008	$5,496	$5,922
Loans Charged off:
Commercial Real Estate	1,147	—	—
Ag Real Estate	—	—	—
Consumer Real Estate	507	452	194
Commercial and Industrial	4,188	2,235	71
Agricultural	136	230	1,912
Consumer & other loans	444	371	384

	6,422	3,288	2,561

Loan Recoveries:
Commercial Real Estate	52	—	—
Ag Real Estate	—	—	—
Consumer Real Estate	55	11	87
Commercial and Industrial	515	72	78
Agricultural	17	6	4
Consumer & other loans	156	153	179

	795	242	348

Net Charge Offs	5,627	3,046	2,213
Provision for loan loss	5,325	3,558	1,787
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses — Dec 31	$5,706	$6,008	$5,496
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	153	227	226

Total Allowance for Credit Losses — Dec 31	$5,859	$6,235	$5,722

Ratio of net charge-offs to average Loans outstanding	1.02%	0.55%	0.41%

Ratio of the Allowance for Loan Loss to Nonperforming Loans	97.63%	42.75%	40.48%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.
Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2010		2009		2008		2007		2006
	Amount (000’s)%		Amount (000’s)%		Amount (000’s)%		Amount (000’s)%		Amount (000’s)%
Balance at End of Period Applicable To:
Commercial Real Estate	$1,868	35.07	$1,810	37.69	$1,810	39.92	$1,358	34.24	$1,221	32.19
Ag Real Estate	122	6.38	120	7.20	130	8.56	117	8.59	162	9.83
Consumer Real Estate	258	16.31	439	17.30	386	15.80	381	19.38	288	17.19
Commercial and Industrial	2,354	14.23	2,494	21.15	2,278	19.81	1,859	19.67	2,721	20.18
Agricultural	327	22.24	647	10.49	413	9.92	1,676	11.10	250	13.74
Consumer, Overdrafts and other loans	777	5.77	498	6.16	479	5.99	531	7.00	634	6.88
Unallocated	—		—		—		—		318

Allowance for Loan & Lease Losses	5,706	100.00	6,008	100.00	5,496	100.00	5,922	100.00	5,594	100.00
Off Balance Sheet Commitments	153		227		226		156		168

Total Allowance for Credit Losses	$5,859		$6,235		$5,722		$6,078		$5,762

Deposits
The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2010 are as follows:

(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$30,925	$25,178	$24,969	$51,299
The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2010:
Average balance	$60,489	$167,382	$138,044	$321,018
Average rate	0.00%	0.96%	0.42%	2.16%

December 31, 2009:
Average balance	$55,793	$145,259	$112,086	$317,619
Average rate	0.00%	1.02%	0.24%	2.91%

December 31, 2008:
Average balance	$52,152	$130,887	$109,993	$314,005
Average rate	0.00%	1.46%	0.77%	3.97%
Liquidity
Liquidity remains high with the Bank also having access to $27 million of unsecured borrowings through correspondent banks and $76 million of unpledged securities which may be sold or used as collateral. An additional $6.2 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $115 million available provided adequate collateral is pledged.
Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management’s top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $274 million for 2010, compared to $216 million for 2009, and $220 million for 2008. This represented 31.25 percent, 26.3 percent, and 28.0 percent of total average assets, respectively. Of the almost $288 million of debt securities in the company’s portfolio as of December 31, 2010, $39 million or 13.7 percent of the portfolio is expected to receive payments or mature in 2011. Taking into consideration possible calls of the debt securities, the amount climbs to $62 million or 21.7 percent of the portfolio becomes a source of funds. The availability of the funds may be reduced by the need to utilize securities for pledging purposes on public deposits. This liquidity provides the opportunity to fund loan growth without having to aggressively price deposits.
Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposits increased as of year end balances in 2010, in all categories. Overall deposits increased an average of $53.2 million during 2010 compared to 2009’s increase over 2008 of $29.3 million in average deposits. These represent changes of 8.3 percent and 4.8 percent in average total deposits, respectively. The Bank also utilized Federal Funds purchased at times during 2010. The average balance for 2010 was $13 thousand.
Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company’s average loan to deposit ratio for 2010 was 78.13 percent, 2009 was 85.95 percent, and 2008 was 87.81 percent. The lower ratio in 2010 and 2009 was due to the success of the deposit gathering function and the residential mortgage loans being sold in the secondary market. The lower ratio in 2008 is due to the lower loan to deposit ratio of the acquisition and utilizing excess funds to grow loans. 2007 represented the increased loan growth outpacing deposit growth. The Company’s goal is for this ratio to be higher with loan growth the driver; however, this was difficult to achieve in 2009 with borrowers taking a conservative approach to increasing their liabilities.
Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $51.2 million at the end of 2010 compared to $43.3 million at the end of 2009 and to $48.2 million at the end of 2008. Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary. Following is a table showing the daily securities sold under agreement to repurchase activity for 2010, 2009, and 2008. These accounts are used to provide a sweep product to the Bank’s commercial customers. The decrease in balances during 2009 was due to business’ discontinuing the sweep as the cost of fees were higher than the interest benefit on lower balance accounts. These funds may return in the future when short-term rates increase.

		Daily Securities Sold Under Agreement to Repurchase
			Maximum Amount
	Amount Outstanding		Borrowings Outstanding	Approximate Average	Approximate Weighted
	at End of Period	Weighted Average Rate	Month End	Outstanding in Period	Average Interest Rate
	(000’S)	End of Period	(000’s)	(000’s)	For the period
2010	$37,191	0.36%	$37,501	$34,046	0.36%
2009	$33,457	0.42%	$40,530	$37,696	0.48%
2008	$40,014	0.50%	$47,644	$40,113	1.96%
Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source decreased by $4.3 million to $29.9 million at December 31, 2010. This compares to decreased borrowings during 2009 of $11.4 million to $34.2 million at December 31, 2009 and increased borrowings during 2008 of $13.8 million to $45.6 million to end at December 31, 2008. The increased borrowings in 2008 and 2007 were used to fund loan growth and were a cheaper source of funds than certificate of deposits. The decreased borrowings were payoffs of matured notes in 2009. Sufficient funds were available to fund growth so new advances were not needed in 2009.

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
Contractual Obligations
Contractual Obligations of the Company totaled $399.4 million as of December 31, 2010. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

		Payment Due by Period (In Thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Securities sold under agreement to repurchase	$51,241	$51,241	$—	$—	$—

Time Deposits	317,364	176,254	106,498	33,211	1,401

Dividends Payable	894	894	—	—	—

Long Term Debt	29,874	13,212	12,162	4,500	—

Total	$399,373	$241,601	$118,660	$37,711	$1,401

Capital Resources
Stockholders’ equity was $94.4 million as of December 31, 2010 compared to $93.6 million at December 31, 2009. Dividends declared during 2010 were $0.73 per share totaling $3.44 million and 2009 were $0.72 per share totaling $3.41 million. During 2010, the Company purchased 48,130 shares and awarded 10,150 restricted shares to 53 employees under its long term incentive plan. During 2009, the Company purchased 28,907 shares and awarded 10,000 restricted shares to 49 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. At year end 2010, the Company held 477,106 shares in Treasury stock and 28,925 shares in unearned stock awards as compared to 2009, the Company held 437,551 shares in Treasury stock and 27,775 in unearned stock awards. On January 21, 2011 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 21, 2011 and ending December 31, 2011.
The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.
At December 31, 2010, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 14.88% and 14.95%, respectively. Core capital to risk-based asset ratios of 11.56% and 14.02% are well in excess of regulatory guidelines. The Bank’s leverage ratio of 8.1% is also substantially in excess of regulatory guidelines as is the Company’s at 9.82%.
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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate
2.91%	-0.19%	Rising	-6.10%	24,633	-6.54%
2.98%	-0.13%	Rising	-4.02%	25,221	-4.31%
3.04%	-0.07%	Rising	-2.19%	25,739	-2.34%
3.10%	0.00%	Flat	0	26,356	0.00%
3.13%	0.03%	Falling	0.86%	26,607	0.95%
3.03%	-0.07%	Falling	-2.34%	25,733	-2.36%
2.92%	-0.18%	Falling	-5.87%	24,765	-6.04%
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
ITEM 8. FINANCIAL STATEMENTS
Index To Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet at December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flow for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Farmers & Merchants Bancorp, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC
Plante & Moran, PLLC

February 25, 2011
Columbus, Ohio

Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Balance Sheet
December 31, 2010 and 2009
(000’s Omitted, Except Per Share Data)
Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Balance Sheet
December 31, 2010 and 2009

	2010	2009

Assets
Assets
Cash and due from banks (Note 1)	$28,987	$28,691
Federal Funds Sold	14,392	4,957

Total cash and cash equivalents	43,379	33,648

Securities — available for sale (Note 3)	287,317	207,281
Other Securities, at cost (Note 3)	4,406	4,448
Loans, net (Note 4)	521,883	563,911
Premises and equipment (Note 5)	17,202	16,053
Goodwill (Note 2)	4,074	4,074
Mortgage Servicing Rights (Note 6)	2,178	2,177
Other Real Estate Owned	4,468	1,438
Other assets (Note 2)	21,456	20,830

Total Assets	$906,363	$853,860

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$70,554	$65,302
Interest-bearing
NOW accounts	176,897	160,432
Savings	159,698	123,753
Time (Note 7)	317,364	326,957

Total deposits	724,513	676,444
Securities sold under agreement to repurchase (Note 8)	51,241	43,257
FHLB Advances (Note 9)	29,874	34,199
Dividend payable	894	853
Accrued expenses and other liabilities (Note 10)	5,438	5,523

Total liabilities	811,960	760,276

Stockholders’ Equity (Note 14 and 15)
Common stock — No par value - 6,500,000 shares authorized; 5,200,000 shares issued & outstanding	12,677	12,677
Treasury Stock - 477,106 Shares 2010, 437,551 Shares 2009	(9,799)	(9,082)
Unearned Stock Awards - 28,925 Shares 2010, 27,775 Shares 2009	(580)	(573)
Retained earnings	91,567	88,048
Accumulated other comprehensive income	538	2,514

Total stockholders’ equity	94,403	93,584

Total Liabilities and Stockholders’ Equity	$906,363	$853,860

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Statement of Income
Years Ended December 31, 2010, 2009 and 2008
(000’s Omitted, Except Per Share Data)
Farmers & Merchants Bancorp, Inc. and Subsidiaries
Consolidated Statement of Income
December 31, 2010, 2009 and 2008

	2010	2009	2008

Interest Income
Loans, including fees	$32,860	$33,585	$34,994
Debt securities:
U.S. Treasury and government agency	4,583	5,496	6,634
Municipalities	2,167	1,788	1,697
Dividends	188	200	226
Federal funds sold	26	19	273
Other	69	26	—

Total interest income	39,893	41,114	43,824
Interest Expense
Deposits	9,126	11,007	15,227
Federal funds purchased and securities sold under agreements to repurchase	278	486	1,127
Borrowed funds	1,459	1,727	1,747

Total interest expense	10,863	13,220	18,101

Net Interest Income — Before provision for loan losses	29,030	27,894	25,723
Provision for Loan Losses (Note 4)	5,325	3,558	1,787

Net Interest Income After Provision
For Loan Losses	23,705	24,336	23,936
Noninterest Income
Customer service fees	3,464	3,276	3,436
Other service charges and fees	3,062	2,541	2,322
Net gain on sale of loans	1,395	1,776	708
Net gain on sale of securities (Note 3)	956	230	15

Total noninterest income	8,877	7,823	6,481
Noninterest Expenses
Salaries and Wages	8,773	8,601	8,715
Employee benefits (Note 11)	2,909	3,018	3,018
Net occupancy expense	1,099	1,113	1,029
Furniture and equipment	1,504	1,504	1,443
Data processing	953	1,136	1,234
Franchise taxes	904	914	863
FDIC Assessment	1,053	1,306	151
Mortgage servicing rights amortization (Note 6)	683	933	370
Other general and administrative	5,341	4,554	4,421

Total other operating expenses	23,219	23,079	21,244

Income Before Income Taxes	9,363	9,080	9,173

Income Taxes (Note 10)	2,382	2,475	2,450

Net Income	$6,981	$6,605	$6,723

Earnings Per Share — Basic and Diluted	$1.48	$1.39	$1.39

Weighted Average Shares Outstanding	4,721,235	4,741,392	4,846,310

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders Equity
For the Years Ended December 31, 2010, 2009 and 2008
(000’s Omitted, Except per Share Data)

						Accumulated
	Shares of			Unearned		Other	Total
	Common	Common	Treasury	Stock	Retained	Comprehensive	Stockholders’
	Stock	Stock	Stock	Awards	Earnings	Income (Loss)	Equity
Balance — January 01, 2008	4,943,840	$12,677	$(5,366)	$(391)	$81,575	$880	$89,375
Cumulative effect of adoption of EITF 06-4 for post retirement liability					(152)		(152)
Comprehensive income (Note 1):
Net income					6,723		6,723
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						1,356	1,356

Total comprehensive income							8,079
Purchase of Treasury Stock	(171,889)		(3,576)				(3,576)
Shares issued for vested stock awards				98			98
Grant of Restricted Stock Awards-10,000 shares (Net of Forfeiture — 245)	9,755		215	(210)			5
Cash dividends declared — $0.68 per share					(3,282)		(3,282)

Balance — December 31, 2008	4,781,706	$12,677	$(8,727)	$(503)	$84,864	$2,236	$90,547

Comprehensive income (Note 1):
Net income					6,605		6,605
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						278	278

Total comprehensive income							6,883
Purchase of Treasury Stock	(28,907)		(555)				(555)
Shares issued for vested stock awards				123			123
Grant of Restricted Stock Awards-10,000 shares (Net of Forfeiture — 350)	9,650		200	(193)	(8)		(1)
Cash dividends declared — $0.72 per share					(3,413)		(3,413)

Balance — December 31, 2009	4,762,449	$12,677	$(9,082)	$(573)	$88,048	$2,514	$93,584

Comprehensive income (Note 1):
Net income					6,981		6,981
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						(1,976)	(1,976)

Total comprehensive income							5,005
Purchase of Treasury Stock	(48,130)		(894)				(894)
Shares issued for vested stock awards				151			151
Grant of Restricted Stock Awards-10,150 shares (Net of Forfeiture — 1,575)	8,575		177	(158)	(18)		1
Cash dividends declared — $0.73 per share					(3,444)		(3,444)

Balance — December 31, 2010	4,722,894	$12,677	$(9,799)	$(580)	$91,567	$538	$94,403

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries
Consolidated Statement of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(000’s Omitted)

	2010	2009	2008

Cash Flows from Operating Activities
Net income	$6,981	$6,605	$6,723
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,147	1,171	1,132
Amortization of servicing rights	684	933	370
Amortization of Core Deposit Intangible	235	157	157
Provision for loan loss	5,325	3,558	1,787
Gain on sale of loans held for sale	(1,392)	(1,203)	(968)
Originations of loans held for sale	(83,705)	(118,491)	(36,765)
Proceeds from sale of loans held for sale	82,315	118,284	37,735
Accretion and amortization of securities	1,595	809	300
Deferred income tax expense (benefit)	210	142	(39)
Loss on sale of other assets	109	75	194
Gain on sales of securities	(956)	(230)	(15)
Change in other assets and other liabilities, net	(1,113)	(6,026)	(1,943)

Net cash provided by operating activities	11,435	5,784	8,668
Cash Flows from Investing Activities
Activity in securities:
Sales	55,700	16,333	25
Maturities, prepayments and calls	104,602	78,292	75,084
Purchases	(244,812)	(124,354)	(65,580)
Loan and lease originations and principal collections, net	38,094	(3,723)	(41,268)
Proceeds from sales of assets	716	494	1,102
Additions to premises and equipment	(2,294)	(412)	(1,081)
Net cash paid for acquisition	(1,141)	—	—

Net cash used in investing activities	(49,135)	(33,370)	(31,718)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	48,069	60,712	(18,861)
Net change in federal funds purchased and securities
sold under agreements to repurchase	7,984	(4,957)	6,885
Proceeds from issuance of long-term debt	9,000	—	19,600
Repayment of long-term debt	(13,326)	(11,436)	(5,781)
Purchase of Treasury Stock	(894)	(555)	(3,576)
Cash dividends paid on common stock	(3,402)	(3,417)	(3,217)

Net cash provided by (used) financing activities	47,431	40,347	(4,950)

Net Increase (Decrease) in Cash and Cash Equivalents	9,731	12,761	(28,000)

Cash and Cash Equivalents — Beginning of Year	33,648	20,887	48,887

Cash and Cash Equivalents — End of Year	$43,379	$33,648	$20,887

Supplemental Information Cash paid during the year for:
Interest	$11,244	$13,275	$18,756

Income taxes	$1,875	$2,725	$2,445

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2010, 2009, and 2008
Note 1 — Summary of Significant Accounting Policies
Nature of Operations
The Farmers & Merchants Bancorp, Inc. (the Company) through its bank subsidiary, The Farmers & Merchants State Bank (the Bank) provides a variety of financial services to individuals and small businesses through its offices in Northwest Ohio and Northeast Indiana.
Consolidation Policy
The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiary, The Farmers & Merchants State Bank (the Bank), a commercial banking institution. All significant inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights, goodwill, other real estate owned and impaired loans. Actual results could differ from those estimates.
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
Restrictions on Cash and Amounts Due from Banks
The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $3.3 million for December 31, 2010 and it was $4.0 million for December 31, 2009.
The Company and its subsidiary maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2010, 2009, and 2008
Note 1 — Summary of Significant Accounting Policies (Continued)
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
Other Securities
Other Securities consists of Federal Home Loan Bank of Cincinnati and Indianapolis stock and Farmer Mac stock. These stocks are carried at cost and are held to enable the Bank to conduct business with the entities. The Federal Home Loan Banks sell and purchase their stock at par; therefore cost approximates market value. The Federal Home Loan Bank of Cincinnati stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.
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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2010, 2009, and 2008
Note 1 — Summary of Significant Accounting Policies (Continued)
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
For more information regarding the actual composition and classification of loans involved in the establishment of the allowance for loan loss, please see Note 4 provided here with the notes to consolidated financial statements.
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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2010, 2009, and 2008
Note 1 — Summary of Significant Accounting Policies (Continued)
Goodwill and other Intangible Assets
Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually with the assistance of an independent third party for impairment and any such impairment is recognized in the period identified. No impairment has been recognized from the goodwill established from the Bank’s acquisition which occurred on December 31, 2007.
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
Foreclosed Real Estate
Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, 2010, the Bank’s holding of other real estate owned totaled approximately $4.5 million.
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
Earnings Per Share
Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Basic and dilutive earnings per share are the same as the restricted stock grants are primarily anti-dilutive. As of December 31, 2010, the Company held 28,925 shares of anti-dilutive restricted stock awards.
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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2010, 2009, and 2008
Note 1 — Summary of Significant Accounting Policies (Continued)
The components of other comprehensive income and related tax effects are as follows:

	(In Thousands)
	2010	2009	2008
Net unrealized gain (loss) on available-for-sale securities	$(2,037)	$701	$2,055
Reclassification adjustment for gain on sale of available-for-sale securities	(956)	(281)	—

Net unrealized gains (losses)	(2,993)	420	2,055

Tax effect	(1,017)	142	699

Other comprehensive income (loss)	$(1,976)	$278	$1,356

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
Reclassification
Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform with the 2010 presentation.
Recent Accounting Pronouncements
In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The standard requires the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The additional disclosures will include details on our past due loans and credit quality indicators. For public entities, ASU 2010-20 disclosures of period-end balances are effective for interim and annual reporting periods ending on or after December 15, 2010 and are included in Note 4 of the financial statements. Disclosures related to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010. The Company will adopt the disclosures related to the activity that occurs during the reporting period beginning with our March 31, 2011 consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the fair value disclosure guidance. The amendments include new disclosures and changes to clarify existing disclosure requirements. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The impact of ASU 2010-06 on the Company’s disclosures is reflected in Note 16 (Fair Value of Financial Instruments) of the consolidated financial statements.
Note 2 — Business Combination & Asset Purchase
On December 31, 2007, the Bank acquired 100% of the outstanding shares of Knisely Bank. Knisely Bank was merged with and into the Bank, and the Knisely Bank offices now operate as branches of the Bank. The merger enabled the Company to increase its market share in a community contiguous to its existing markets.
The aggregate acquisition cost of Knisely Bank was $10.4 million, which was all paid in cash. Direct acquisition costs approximated $222 thousand. The acquisition cost in excess of the net assets and identifiable intangible

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2010, 2009, and 2008
Note 2 — Business Combination & Asset Purchase (Continued)
assets acquired, has been recorded as goodwill of $4.1 million. Goodwill that is deductible for tax purposes is approximately $3.85 million.
On July 9, 2010 the Bank completed its purchase of a branch office in Hicksville, Ohio from First Place Bank. Deposits of approximately $28 million and loans of $14 million were included in the purchase. The new office is located within the Bank’s current market area, shortening the distance between offices in the Ohio and Indiana market area. The following table summarizes the estimated values of the assets acquired and the liabilities assumed:

(Dollars in Thousands)
Cash	$114
Loans, Net of Discount	13,792
Accrued Interest on Loans	64
Premises and Equipment	1,803
Core Deposit Intangible Asset	1,087
Other Assets	11

Total Assets Acquired	$16,871

Deposits	$27,749
Accrued Interest on Deposits	13
Other Liabilities	10

Total Liabilities Assumed	$27,772

Net Liabilities Assumed	$(10,901)

In connection with the Knisely acquisition, the Company recognized a core deposit intangible asset of $1.1 million, which is being amortized on a straight line basis over 7 years, which represents the estimated remaining economic useful life of the deposits.
The Company also recognized core deposit intangible assets of $1.09 million with the purchase of the Hicksville office. These are being amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis.
The estimated amortization expense for the years ended December 31, 2010, 2009 and 2008 was $235, $157 and $157 thousand, respectively. Amortization expense of the core deposit intangible assets remaining is as follows:

	(In Thousands)
	Knisley	Hicksville	Total
2011	$157	$155	$312
2012	157	155	312
2013	157	155	312
2014	157	155	312
2015	—	155	155
Thereafter	—	235	235

Total	$628	$1,010	$1,638

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements December 31, 2010, 2009, and 2008
Note 3 — Securities
The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$32,698	$—	$(420)	$32,278
U.S. Government agency	166,000	1,308	(1,604)	165,704
Mort gage-backed securities	23,282	1,249	—	24,531
St ate and local governments	64,522	792	(510)	64,804

Total available-for-sale securities	$286,502	$3,349	$(2,534)	$287,317

	(In Thousands)
	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$5,244	$—	$(25)	$5,219
U.S. Government agency	103,311	1,501	(136)	104,676
Mort gage-backed securities	35,209	1,639	—	36,848
St ate and local governments	59,708	1,009	(179)	60,538

Total available-for-sale securities	$203,472	$4,149	$(340)	$207,281

Investment securities will at times depreciate to an unrealized loss position. The Bank utilizes the following criteria to assess whether impairment is other than temporary. No one item by itself will necessarily signal that a security should be recognized as an other than temporary impairment.
1.	The fair value of the security has significantly declined from book value.

2.	A downgrade has occurred that lowered the credit rating to below investment grade (below Baa3 by Moody and BBB — by Standard and Poors.)

3.	Dividends have been reduced or eliminated or scheduled interest payments have not been made.

4.	The underwater security has longer than 10 years to maturity and the loss position had existed for more than 3 years.

5.	Management does not possess both the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
If the impairment is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value, thereby establishing a new cost basis. The new cost basis shall not be changed for subsequent recoveries in fair value. The amount of the write down shall be included in current earnings as a realized loss. The recovery in fair value, if any, shall be recognized in earnings when the security is sold. The table below is presented by category of security and length of time in a continuous loss position. The Bank currently does not hold any securities with other than temporary impairment.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 3 — Securities (Continued)
Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2010
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(420)	$32,278	$—	$—
U.S. Government agency	(1,604)	88,026	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	(411)	20,386	(99)	11,302

Total available-for-sales securities	$(2,435)	$140,690	$(99)	$11,302

	2009
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(25)	$5,219	$—	$—
U.S. Government agency	(136)	14,355	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	(179)	15,754	—	—

Total available-for-sales securities	$(340)	$35,328	$—	$—

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, the Bank has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is primarily due to increased market interest rates. The fair value is expected to recover as the bonds approach the maturity date.
The gross realized gains and losses for the years ended December 31, are presented below:

	(In Thousands)
	2010	2009	2008

Gross realized gains	$956	$281	$15
Gross realized losses	—	(51)	—

Net realized gains	$956	$230	$15

Tax expense related to net realized gains	$325	$78	$5

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 3 — Securities (Continued)
The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value

One year or less	$2,067	$2,092
After one year through five years	167,779	167,488
After five years through ten years	78,167	78,128
After ten years	15,207	15,078

Total	$263,220	$262,786
Mortgage-backed securities	23,282	24,531

Total	$286,502	$287,317

Investments with a carrying value and fair value of $186.8 million at December 31, 2010 and $167.3 million at December 31, 2009 were pledged to secure public deposits and securities sold under repurchase agreements.
Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock and Farmer Mac stock as of December 31, 2010. The stock is carried at cost, which approximates fair value. The loss recognized in 2009 was Bankers Bank stock which was written down to a carrying value of zero in December 2009 for a loss of $51 thousand.
Note 4 — Loans
Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2010	2009

Commercial real estate	$185,033	$214,849
Agricultural real estate	33,650	41,045
Consumer real estate	95,271	98,599
Commercial and industrial	117,344	120,543
Agricultural	65,400	59,813
Consumer	29,008	32,581
Industrial Development Bonds	1,965	2,552

	527,671	569,982
Less: Net deferred loan fees and costs	(82)	(63)

	527,589	569,919
Less: Allowance for loan losses	(5,706)	(6,008)

Loans — Net	$521,883	$563,911

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 4 — Loans (Continued)
The following is a maturity schedule by major category of loans:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total

Commercial Real Estate	$36,523	$105,168	$43,342	$185,033
Agricultural Real Estate	2,738	13,546	17,366	33,650
Consumer Real Estate	8,009	23,094	64,168	95,271
Commercial and industrial	83,554	25,387	8,403	117,344
Agricultural	48,038	14,196	3,166	65,400
Consumer	6,002	20,723	2,283	29,008
Industrial Development Bonds	556	446	963	1,965

	$185,420	$202,560	$139,691	$527,671

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2010:

	(In Thousands)
	Fixed	Variable
	Rate	Rate

Commercial Real Estate	$67,936	$117,097
Agricultural Real Estate	19,983	13,667
Consumer Real Estate	76,161	19,110
Commercial and industrial	92,950	24,394
Agricultural	58,939	6,461
Consumer	23,959	5,049
Industrial Development Bonds	1,965	—
As of December 31, 2010 and 2009 one to four family residential mortgage loans amounting to $75.3 million and $73.1 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.
The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to a low of 1.09% as of the end of December 2010. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.
Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.
The following table represents the contractual aging of the recorded investment in past due loans by class or loans as of December 31, 2010 (in thousands):

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 4 — Loans (Continued)

							Recorded
			Greater Than			Total	Investment
	30-59 Days	60-89 Days	90 Days	Total		Financing	> 90 Days
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
December 31, 2010
Consumer real estate	$610	$29	$169	$808	$94,463	$95,271	$—
Agricultural real estate	—	—	—	—	33,650	33,650	—
Agricultural	—	—	1,474	1,474	63,926	65,400	—
Commercial Real Estate	548	—	445	993	184,040	185,033	—
Commercial and Industrial	957	52	831	1,840	117,469	119,309	15
Consumer	147	6	33	186	28,822	29,008	33

Total	$2,262	$87	$2,952	$5,301	$522,370	$527,671	$48
The following table presents the recorded investment in nonaccrual loans by class or loans as of December 31, 2010 (in thousands):

2010
Consumer real estate	$587
Agricultural real estate	531
Agriculture	1,474
Commercial real estate	1,705
Commercial and industrial	1,543
Consumer	4

Total	$5,844

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan. The risk ratings are described as follows.
1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of RMA ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk — having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 4 — Loans (Continued)
Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk;
a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.
5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:
a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.

c.	The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment.

f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.
8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:
a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 4 — Loans (Continued)
9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.
The following table represents the risk category of loans by class based on the most recent analysis performed as of December 31, 2010 (in thousands):

					Industrial
	Agriculture		Commercial	Commercial	Development
2010	Real Estate	Agriculture	Real Estate	and Industrial	Bonds
1-2	$484	$109	$—	$341	$275
3	12,216	27,964	23,017	14,026	733
4	19,624	35,655	148,481	92,066	957
5	208	173	6,765	3,388	—
6	1,097	1,474	6,319	6,688	—
7	21	25	451	835	—
8	—	—	—	—	—

Total	$33,650	$65,400	$185,033	$117,344	$1,965

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grading as of December 31, 2010.

Consumer
2010	Real Estate
Grade
Pass	$93,958
Special mention (5)	387
Substandard (6)	639
Doubtful (7)	287

Total	$95,271

	Consumer	Consumer
2010	Credit	Other
Performing	$3,553	$25,405
Nonperforming	5	44

Total	$3,559	$25,449

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 4 — Loans (Continued)
Information about impaired loans as of and for the years ended December 31, 2010 and 2009 are as follows:

	(In Thousands)
	2010	2009
Impaired loans without a valuation allowance	$2,849	$10,804
Impaired loans with a valuation allowance	1,520	1,385

Total impaired loans	$4,369	$12,189

Valuation allowance related to impaired loans	$632	$353
Total non-accrual loans	$5,844	$14,054
Total loans past-due ninety days or more and still accruing	$48	$69

	(In Thousands)
	2010	2009	2008
Average investment in impaired loans	$10,136	$13,643	$10,767

Interest income recognized on impaired loans	$61	$290	$341

Interest income recognized on a cash basis on impaired loans	$41	$290	$332

No additional funds are committed to be advanced in connection with impaired loans.
The Bank did classify approximately $3.5 million of its impaired loans as troubled debt restructured during 2010.
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

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 4 — Loans (Continued)
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Consumer real estate	$—	$—	$—	$—	$—
Agriculture real estate	219	219	—	119	31
Agriculture	1,397	1,397	—	2,786	—
Commercial real estate	849	1,699	—	2,209	26
Commercial and industrial	—	—	—	2,221	2
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	671	701	66	1,375	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	5	1
Commercial real estate	476	476	73	296	1
Commercial and industrial	757	757	493	1,125	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$671	$701	$66	$1,375	$—

Agriculture real estate	$219	$219	$0	$119	$31

Agriculture	$1,397	$1,397	$0	$2,791	$1

Commercial real estate	$1,325	$2,175	$73	$2,505	$27

Commercial and industrial	$757	$757	$493	$3,346	$2

Consumer	$—	$—	$—	$—	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate.
The following is an analysis of the allowance for credit losses:

	(In Thousands)
	2010	2009	2008
Allowance for Loan Losses
Balance at beginning of year	$6,008	$5,496	$5,922
Provision for loan loss	5,325	3,558	1,787
Loans charged off	(6,422)	(3,288)	(2,561)
Recoveries	795	242	348

Allowance for Loan & Leases Losses	$5,706	$6,008	$5,496

Allowance for Unfunded Loan Commitments & Letters of Credit	$153	$227	$226

Total Allowance for Credit Losses	$5,859	$6,235	$5,722

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
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
Additional analysis related to the allowance for credit losses (in thousands) as of December 31, 2010 is as follows:

							Unfunded Loan
	Consumer	Agriculture		Commercial		Consumer (incl.	Commitment &
2010	Real Estate	Real Estate	Agriculture	Real Estate	Commercial	Credit Cards)	Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$439	$120	$647	$1,810	$2,494	$497	$227	$1	$6,235
Charge Offs	(507)	—	(136)	(1,147)	(4,188)	(444)	—	—	(6,422)
Recoveries	55	—	17	52	515	156	—	—	795
Provision	271	2	(201)	1,153	3,533	171	—	396	5,325
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(74)	—	(74)

Ending Balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859

Ending balance: individually evaluated for impairment	$66	—	—	$73	$493	—			$632

Ending balance: collectively evaluated for impairment	$190	$122	$327	$1,795	$1,861	$380	$153	$397	$5,226

Ending balance: loans acquired with deteriorated credit quality	$2	—	—	—	—	—			$2

FINANCING RECEIVABLES:
Ending balance	$75,785	$34,446	65,400	$204,327	$119,262	$28,451			$527,671

Ending balance: individually evaluated for impairment	$671	$219	$1,397	$1,325	$757	—			$4,369

Ending balance: collectively evaluated for impairment	$75,114	$34,227	64,004	$203,002	$118,505	$28,451			$523,302

Ending balance: loans acquired with deteriorated credit quality	$1,143	—	—	—	—	—			$1,143

Note 5 — Premises and Equipment
The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2010	2009
Land	$3,635	$3,510
Buildings (useful life 15-39 years)	18,831	17,200
Furnishings (useful life 3-15 years)	9,640	9,435

	32,106	30,145
Less: Accumulated depreciation	(14,904)	(14,092)

Premises and Equipment (Net)	$17,202	$16,053

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to $1.1, $1.2, and $1.1 million, respectively.
Note 6 — Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $278 and $267 million at December 31, 2010 and 2009, respectively.
The balance of capitalized servicing rights included in other assets at December 31, 2010 and 2009, was $2.2 and $2.2 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 6 — Servicing (Continued)
The fair market value of the capitalized servicing rights as of December 31, 2010 and 2009 was $2.5 million and 3.0 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 16.6 and 11.3 were utilized for 2010 and 2009, respectively. All stratums showed positive values compared to carrying value using a discount yield of 7.75% for 2010 and for 2009.
The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2010	2009
Beginning Year	$2,177	$1,952
Capitalized Additions	685	1,158
Amortization	(684)	(933)
Valuation Allowance	—	—

End of Year	$2,178	$2,177

Note 7 — Deposits
Time deposits at December 31 consist of the following:

	(In Thousands)
	2010	2009
Time deposits under $100,000	$184,993	$212,298
Time deposits of $100,000 or more	132,371	114,659

	$317,364	$326,957

At December 31, 2010 the scheduled maturities for time deposits are as follows:

(In Thousands)
2011	$176,254
2012	72,598
2013	33,900
2014	23,835
2015	9,376
thereafter	1,401

$317,364

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 8 — Securities Sold Under Agreement to Repurchase
The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2010 and 2009 securities with a book value of $74.8 million and $55.9 million, respectively, were pledged to secure the repurchase agreements.

	Daily Securities Sold Under Agreement to Repurchase

			Maximum Amount
	Amount Outstanding		Borrowings Outstanding	Approximate Average	Approximate Weighted
	at End of Period	Weighted Average Rate	Month End	Outstanding in Period	Average Interest Rate
	(000’s)	End of Period	(000’s)	(000’s)	For the Period
2010	$37,191	0.36%	$37,501	$34,046	0.36%

2009	$33,457	0.42%	$40,530	$37,696	0.48%

2008	$40,014	0.50%	$47,644	$40,113	1.96%
Note 9 — Federal Home Loan Bank Advances
Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 1.77% to 4.89%. Total borrowings were $29.9 million and $34.2 million for 2010 and 2009, respectively. The advances are secured by $75.3 and $73.1 million of mortgage loans as of December 31, 2010 and 2009, respectively under a blanket collateral agreement.
The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future obligations of the advances are as follows at December 31, 2010:

(In Thousands)
2011	$13,212
2012	5,062
2013	7,100
2014	4,500
2015	0

$29,874

Note 10 — Federal Income Taxes
The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2010	2009	2008
Current:
Federal	$2,172	$2,333	$2,489

Deferred:
Federal	210	142	(39)

	$2,382	$2,475	$2,450

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 10 — Federal Income Taxes (Continued)
The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2010	2009	2008
Income tax at statutory rates	$3,183	$3,087	$3,119
Increase(decrease) resulting from:
Tax exempt interest	(744)	(629)	(654)

Change in prior estimates and other	(57)	17	(15)

	$2,382	$2,475	$2,450

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2010	2009
Deferred Tax Assets:
Allowance for loan losses	$1,940	$2,042
Other	749	650

Total deferred tax assets	2,689	2,692

Deferred Tax Liabilities:
Accreted discounts on bonds	65	56
FHLB stock dividends	860	862
Mortgage servicing rights	741	740
Other	899	700
Net unrealized gain on available-for-sale securities	277	1,295

Total deferred tax liabilities	2,842	3,653

Net Deferred Tax Liability	$(153)	$(961)

Note 11 — Employee Benefit Plan
The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $551, $570, and $524 thousand for 2010, 2009 and 2008, respectively.
Restricted Stock Awards
The Company has a Long-Term Stock Incentive Plan under which 10,150 shares of restricted stock were issued to 53 employees during 2010 and 10,000 shares of restricted stock were issued to 49 and 51 employees during 2009 and 2008, respectively. Under the plan, the shares vest 100% in three years. During the 3 year vesting period, the employees received dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 1,575 and 350 shares forfeited during 2010 and 2009, respectively, 245 shares forfeited during 2008. During 2009, 5,450 shares awarded in 2006 were vested 100%. 36 employees were still employed and received the stock. During 2010, 7,425 shares awarded in 2007 were vested 100%. Forty employees were still employed and received the stock. Compensation expense applicable to the restricted stock totaled $191, $190, and $155 thousand for the year ending December 31, 2010, 2009 and 2008, respectively.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 11 — Employee Benefit Plan (Continued)
The following table summarizes the activity of restricted stock awards:

	Year Ended December 31,
	2010	2009	2008
Beginning of period	27,775	23,575	17,240
Granted	10,150	10,000	10,000
Vested	(7,375)	(5,450)	(3,420)
Forfeited	(1,575)	(350)	(245)

Nonvested, end of period	28,975	27,775	23,575

As of December 31, 2010, there was $580 thousand of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan.
Note 12 — Related Party Transactions
In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $8.0 and $9.5 million at December 31, 2010 and 2009, respectively. New loans approved during 2010 were $328 thousand, which included $31 thousand of available funds at the time of approval. During 2010, subsequent advances totaled $17.0 million and payments of $18.5 million were received. The difference in related borrowings amounted to $1.5 million, net reduction. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2010 and 2009, amounted to $3.8 million and $2.4 million, respectively.
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
The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2010 and 2009 was $153 thousand and $227 thousand, respectively. At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2010	2009
Commitments to extend credit	$157,935	$151,696
Credit card arrangements	14,943	16,569
Standby letters of credit	17,446	18,085
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
December 31, 2010, 2009, and 2008
Note 13 — Off Balance Sheet Activities (Continued)
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all the capital adequacy requirements to which it is subject.
As of December 31, 2010 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.
The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2010 and 2009 are as follows:

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 14 — Minimum Regulatory Capital Requirements (Continued)

					To Be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	(000’s)		(000’s)		(000’s)
As of December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	$94,012	14.95%	$50,295	8.00%	N/A	N/A
Farmers & Merchants State Bank	93,572	14.88%	50,300	8.00%	$62,876	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	88,153	14.02%	25,147	4.00%	N/A	N/A
Farmers & Merchants State Bank	72,713	11.56%	25,150	4.00%	37,725	6.00%
Tier 1 Capital (to Adjusted Total Assets) Consolidated	88,153	9.82%	35,901	4.00%	N/A	N/A
Farmers & Merchants State Bank	72,713	8.09%	35,956	4.00%	44,946	5.00%

					To Be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	(000’s)		(000’s)		(000’s)
As of December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	$92,447	14.14%	$52,294	8.00%	N/A	N/A
Farmers & Merchants State Bank	92,184	14.10%	52,305	8.00%	$65,382	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	86,212	13.19%	26,147	4.00%	N/A	N/A
Farmers & Merchants State Bank	70,949	10.85%	26,153	4.00%	39,229	6.00%
Tier 1 Capital (to Adjusted Total Assets) Consolidated	86,212	10.33%	33,393	4.00%	N/A	N/A
Farmers & Merchants State Bank	70,949	8.47%	33,487	4.00%	41,858	5.00%
Note 15 — Restrictions of Dividends & Inter-company Borrowings
The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $5.0 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company and its non-bank subsidiary. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
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

Short-Term Borrowings
The carrying value of short-term borrowings approximates fair values.
FHLB Advances
Fair values or FHLB advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types or borrowing arrangements.

Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximate fair values.

Dividends Payable
The carrying amounts of dividends payable approximate their fair values and are generally paid within forty days of declaration.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 16 — Fair Value of Financial Instruments (Continued)
Off Balance Sheet Financial Instruments
Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2010 and 2009, are reflected below.

	(In Thousands)
	2010		2009
	Carrying	Fair	Carrying	Fair

Financial Assets:
Cash and Cash Equivalents	$43,379	$43,379	$33,648	$33,648
Securities — available for sale	287,317	287,317	207,281	207,281
Other Securities	4,406	4,406	4,448	4,448
Loans, net	521,883	520,766	563,911	563,532
Accrued interest receivable	4,036	4,036	3,693	3,693
Financial Liabilities:
Deposits	$724,513	$725,270	$676,444	$672,963
Short-term debt
Repurchase agreement sold	51,241	51,241	43,257	43,257
Federal Home Loan Bank advances	29,874	30,764	34,199	34,947
Accrued interest payable	471	471	852	852
Dividends payable	894	894	853	853
Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	—	—	—
Fair Value Measurements
The following table presents information about the recurring basis at December 31, 2010 and 2009, and the valuation techniques used by the Company to determine those fair values.
In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities in active markets that the Company has the ability to access.
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
December 31, 2010, 2009, and 2008
Note 16 — Fair Value of Financial Instruments (Continued)
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
Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. During 2010, local municipals were purchased that the Bank evaluates based on the credit strength of the underlying project such as hospital or retirement housing. The fair value is determined by valuing similar credit payment streams at similar rates.
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset.
The following summarizes financial assets measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Quoted Prices in Active	Significant	Significant
	Active Markets	Observable	Observable
($ in Thousands)	for Identical	Inputs	Inputs
December 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$32,279	$—	$—
U.S. Government agency	165,703	—	—
Mortgage-backed securities	24,531	—	—
State and local governments	—	53,502	11,302

Total Securities Available for Sale	$222,513	$53,502	$11,302

	Quoted Prices in Active	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2009	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	5,219	$—	$—
U.S. Government agency	104,675	—	—
Mortgage-backed securities	36,848	—	—
State and local governments	—	60,539	—

Total Securities Available for Sale	$146,742	$60,539	$—

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 16 — Fair Value of Financial Instruments (Continued)
Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2010 and 2009, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).
At December 31, 2010 and 2009, impaired loans categorized as Level 3 were $4.4 and $12.2 million, respectively. The specific allocation for impaired loans was $632 and $353 thousand as of December 31, 2010 and 2009, respectively, which are accounted for in the allowance for loan losses (see Note 4).
Other real estate is reported at the lower of either the fair value of the real estate, minus the estimated costs to sell the asset, or the cost of the asset. The determination of the fair value of the real estate relies primarily on appraisals from third parties. If the fair value of the real estate, minus the estimated costs to sell the asset, is less than the asset’s cost, the deficiency is recognized as a valuation allowance against the asset through a charge to expense. The valuation allowance is therefore increased or decreased, through charges or credits to expense, for changes in the asset’s fair value or estimated selling costs.
The following table presents impaired loans and other real estate owned as recorded at fair value:

		Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2010
		Quoted Prices in Active			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	twelve-month period
($ in Thousands)	December 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)	ended Dec 31, 2010
Impaired loans	$4,369	$—	$—	$4,369	$(850)

Other real estate owned — residential mortgages	$2,110	$—	$—	$2,110	$(64)

Other real estate owned — commercial	$2,328	$—	$—	$2,328	$—

Total change in fair value					$(914)

		Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2009
		Quoted Prices in Active			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	twelve-month period
($ in Thousands)	December 31, 2009	Assets (Level 1)	(Level 2)	(Level 3)	ended Dec 31, 2009
Impaired loans	$12,189	$—	$—	$12,189	$(1,499)

Other real estate owned — residential mortgages	$1,101	$—	$—	$1,101	$(19)

Other real estate owned commercial	$338	$—	$—	$338	$(40)

Total change in fair value					$(1,558)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2010, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 17 — Condensed Financial Statements of Parent Company

	(In Thousands)
Balance Sheet	2010	2009
Assets
Cash	$598	$471
Related party receivables:
Dividends & Accounts receivable from subsidiaries	1,103	1,060
Note receivable from Bank subsidiary	15,000	15,000
Investment in subsidiaries	78,963	78,322

Total Assets	$95,664	$94,853

Liabilities
Accrued expenses	$367	$416
Dividends payable	894	853

Total Liabilities	1,261	1,269

Stockholders’ Equity
Total Stockholders’ Equity	94,403	93,584

Total Liabilities and Stockholders’ Equity	$95,664	$94,853

	(In Thousands)
Statement of Income	2010	2009	2008
Income
Dividends from subsidiaries	$4,205	$3,940	$6,708
Interest	713	713	717

Total Income	4,918	4,653	7,425

Operating Expenses	472	460	364

Income Before Income Taxes and Equity in Undistributed Earnings (Distributions in excess of earnings) and Subsidiaries	4,446	4,193	7,061
Income Taxes	82	161	167

	4,364	4,032	6,894
Equity in undistributed earnings (Distributions in excess of earnings) of subsidiaries	2,617	2,573	(171)

Net Income	$6,981	$6,605	$6,723

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 17 — Condensed Financial Statements of Parent Company (Continued)

	(In Thousands)
Statements of Cash Flows	2010	2009	2008
Cash Flows from Operating Activities
Net income	$6,981	$6,605	$6,723
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	(2,617)	(2,573)	171
Changes in Assets and Liabilities:
Account receivable	—	—	—
Dividends receivable	(42)	(97)	(162)
Other Liabilities	101	193	(228)

Net Cash Provided by Operating Activities	4,423	4,128	6,504

Cash Flows from Investing Activities
Return of Capital from Investment in Subsidiary	—	—	—

Cash Flows from Financing Activities
Payment of dividends	(3,402)	(3,417)	(3,217)
Purchase of Treasury Stock	(894)	(555)	(3,575)

Net Change in Cash and Cash Equivalents	127	156	(288)

Cash and Cash Equivalents
Beginning of year	471	315	603

Cash and Cash Equivalents
End of year	$598	$471	$315

Farmers & Merchants Bancorp, Inc and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008
Note 18 – Quarterly Financial Data
(000s omitted except per share data)
Quarterly Financial Data — UNAUDITED

	Quarter Ended in 2010
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$10,325	$9,868	$10,025	$9,675
Interest expense	2,920	2,809	2,677	2,457

Net Interest Income	7,405	7,059	7,348	7,218
Provision for loan loss	1,690	1,984	1,200	451

Net interest income after provision for loan loss	5,715	5,075	6,148	6,767
Other income (expense)	(4,128)	(3,335)	(3,130)	(3,749)

Net income before income taxes	1,587	1,740	3,018	3,018
Income taxes	331	397	820	834

Net income	$1,256	$1,343	$2,198	$2,184

Earnings per Common Share	$0.27	$0.28	$0.47	$0.46

Average common shares outstanding	4,734,674	4,730,309	4,710,402	4,710,098

	Quarter Ended in 2009
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$10,376	$10,459	$10,081	$10,198
Interest expense	3,474	3,427	3,220	3,099

Net Interest Income	6,902	7,032	6,861	7,099
Provision for loan loss	659	1,079	1,432	388

Net interest income after provision for loan loss	6,243	5,953	5,429	6,711
Other income (expense)	(3,880)	(4,016)	(3,739)	(3,621)

Net income before income taxes	2,363	1,937	1,690	3,090
Income taxes	633	536	414	892

Net income	$1,730	$1,401	$1,276	$2,198

Earnings per common share	$0.36	$0.30	$0.27	$0.46

Average common shares outstanding	4,756,389	4,742,910	4,731,841	4,734,674

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE
     No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES
MANAGEMENT REPORT REGARDING
DISCLOSURE CONTROLS AND PROCEDURES
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
MANAGEMENT REPORT REGARDING INTERNAL CONTROL AND
COMPLIANCE WITH DESIGNATED LAWS AND REGULATIONS
Management of Farmers & Merchants Bancorp, Inc. and it subsidiaries is responsible for preparing the Bank’s annual financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting presented in conformity with both generally accepted accounting principles and regulatory reporting in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The Bank’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.
There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9b. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
BOARD OF DIRECTORS
The information called for herein is presented below:

		Principal Occupation or	Year First
Name	Age	Employment for Past Five Years	Became Director
Dexter L. Benecke	68	President, Freedom Ridge, Inc.	1999

Steven A. Everhart	56	Self Employed	2003

Robert G. Frey	70	President, E.H. Frey & Sons, Inc.	1987

Jack C. Johnson	58	President, Hawk’s Clothing, Inc.	1991

Marcia S. Latta	49	Vice President for Advancement, DePauw University	2009

Steven J. Planson	51	Self-Employed Farmer	2008

Anthony J. Rupp	61	President, Rupp Furniture Co.	2000

David P. Rupp, Jr. [1]	69	Attorney	2001

James C. Saneholtz	64	President, Saneholtz-McKarns, Inc.	1995

Kevin J. Sauder	50	President/CEO, Sauder Woodworking Co.	2004

Merle J. Short	70	Retired Farmer	1987

Paul S. Siebenmorgen	61	President/CEO of the Corporation and The Farmers & Merchants State Bank	2005

Steven J. Wyse	66	Private Investor	1991
Directors are elected annually at the annual meeting of shareholders

[1]	David P. Rupp, Jr. is an attorney with membership in the law firm of Plassman, Rupp, Short & Hagans of Archbold, Ohio. The law firm has been retained by the Corporation, and its subsidiaries, during the past twenty years and is to be retained currently.

EXECUTIVE OFFICERS

		Principal Occupation & Offices Held with
Name	Age	Corporation & Bank for Past Five Years
David P. Rupp, Jr.	69	Chairman

Paul S. Siebenmorgen	61	President & Chief Executive Officer

Barbara J. Britenriker	49	Executive Vice President Chief Financial Officer

Todd A. Graham	60	Executive Vice President Chief Lending Officer

Edward A. Leininger	54	Executive Vice President Chief Operating Officer

Rex D. Rice	52	Executive Vice President Senior Commercial Banking Director
Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2011, and is incorporated herein by reference. The information called for under Item 405 of Regulation S-K regarding compliance with Section 16(a) and called for under Item 407(d)(5) regarding the existence of a Financial Expert on the Audit Committee of the Company’s Board of Directors is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2011, and is incorporated herein by reference.
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
A copy of the Corporation’s Code is available on the website of the Bank (www.fm-bank.com). In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Paul S. Siebenmorgen, President, Chief Executive Officer and Treasurer of Farmers & Merchants Bancorp, Inc., 307 North Defiance Street, Archbold, Ohio 43502, and are asked to mark Code of Business Conduct and Ethics on the outside of the envelope containing the request.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2011, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 14, 2011 and is incorporated herein by reference.
On April 23, 2005 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 800,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. During 2005, 4,000 shares of restricted stock were issued under the plan to 38 employees of the Bank. Due to employee termination, there were 80 shares forfeited during 2005. During 2006, the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees. 200 shares were forfeited during 2006. 8,760 shares of restricted stock were issued to 46 employees during 2007. Due to employee termination, 740 shares were forfeited during 2007. 600 shares had vesting accelerated and were paid to a retiring officer. 228,000 shares were purchased in 2007. In 2008, 171,889 shares were purchased with 10,000 shares being awarded to 51 employees. 245 shares were forfeited in 2008. 2009 had purchases of 28,907 shares with awards of 10,000 shares to 49 employees. 350 shares were forfeited during the year. 2010 had purchases of 48,130 shares with awards of 10,150 shares to 53 employees. 1,575 shares were forfeited in 2010. At year end, the Company held 477,106 shares in Treasury stock and 28,925 in unearned stock awards.

	Equity Compensation Plan Information
			Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options, warrants	price of outstanding options,	plans (excluding securities
	and rights	warrants and rights	reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	0	$0.00	754,180
Equity compensation plans not approved by security holders	0	$0.00	0
Total	0	$0.00	754,180

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2011, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2011, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
a.	The Following documents are filed as part of this report.
(1)	Financial Statements (included in this 10-K under Item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

(2)	Financial Statement Schedules Five Year Summary of Operations
b.	Exhibits Required by Item 601 of Regulation S-K
(3.1)	a. Amended Articles of Incorporation are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on August 1, 2006.

(3.2)	Code of Regulations are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004.

(10.1)	Change in Control Agreement executed by and between the Company and Paul S. Siebenmorgen on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.2)	Change in Control Agreement executed by and between the Company and Barbara J. Britenriker on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.3)	Change in Control Agreement executed by and between the Company and Edward A. Leininger on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.4)	Change in Control Agreement executed by and between the Company and Rex D. Rice on November 27, 2007 (incorporated by reference to the Current Report on Form 8-K filed with the Commission on November 30, 2007).

(10.5)	2005 Long-Term Stock Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

(10.6)	Form on Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)
(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FARMERS & MERCHANTS BANCORP, INC
Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

By:	/s/ Paul S. Siebenmorgen	Date: February 25, 2011
Paul S. Siebenmorgen
Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen Paul S Siebenmorgen	Date: February 25, 2011	/s/ Barbara J. Britenriker Barbara J. Britenriker	Date: February 25, 2011
Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer/ Principal Accounting Officer)

/s/ Dexter L. Benecke	Date: February 25, 2011	/s/ Steven A. Everhart	Date: February 25, 2011
Dexter L. Benecke, Director		Steven A. Everhart, Director

/s/ Robert G. Frey	Date: February 25, 2011	/s/ Jack C. Johnson	Date: February 25, 2011
Robert G. Frey, Director		Jack C. Johnson, Director

/s/ Marcia S. Latta	Date: February 25, 2011	/s/ Steven J. Planson	Date: February 25, 2011
Marcia S. Latta, Director		Steven J. Planson, Director

/s/ Anthony J. Rupp	Date: February 25, 2011	/s/ David P. Rupp, Jr	Date: February 25, 2011
Anthony J. Rupp, Director		David P. Rupp, Jr., Director

/s/ James C. Saneholtz	Date: February 25, 2011	/s/ Kevin J. Sauder	Date: February 25, 2011
James C. Saneholtz, Director		Kevin J. Sauder, Director

/s/ Merle J. Short	Date: February 25, 2011	/s/ Steven J. Wyse	Date: February 25, 2011
Merle J. Short, Director		Steven J. Wyse, Director