Form 10-Q
period 2011-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2011-04-29
CIK 792966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,688,969

Class	Outstanding as of April 27, 2011

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q
FARMERS & MERCHANTS BANCORP, INC.
INDEX

ITEM 1 FINANCIAL STATEMENTS
FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars)

	March 31, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$15,964	$14,675
Interest bearing deposits with banks	23,077	14,312
Federal funds sold	20,489	14,392

Total cash and cash equivalents	59,530	43,379

Securities — available for sale (Note 2)	303,472	287,317
Other Securities, at cost	4,406	4,406
Loans, net (Note 4)	507,505	521,883
Bank premises and equipment	17,101	17,202
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,151	2,178
Other Real Estate Owned	3,989	4,468
Accrued interest and other assets	21,701	21,456

TOTAL ASSETS	$923,929	$906,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$69,944	$70,554
Interest bearing
NOW accounts	192,196	176,897
Savings	166,607	159,698
Time	311,585	317,364

Total deposits	740,332	724,513
Federal funds purchased and securities sold under agreement to repurchase	52,080	51,241
FHLB Advances	29,820	29,874
Dividend Payable	892	894
Accrued expenses and other liabilities	4,820	5,438

Total Liabilities	827,944	811,960

SHAREHOLDERS’ EQUITY:
Common stock, no par value — authorized 6,500,000 shares; issued 5,200,000 shares	12,677	12,677
Treasury Stock - 482,106 shares 2011, 477,106 shares 2010	(9,892)	(9,799)
Unearned Stock Awards 28,925 for 2011 and 2010	(580)	(580)
Retained Earnings	92,657	91,567
Accumulated other comprehensive income	1,123	538

Total Shareholders’ Equity	95,985	94,403

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$923,929	$906,363

See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2010 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share data)

       	Three Months Ended
         	March 31, 2011	March 31, 2010
INTEREST INCOME:
Loans, including fees	$8,023	8,482
Debt Securities:
U.S. Treasury securities	100	26
Securities of U.S. Government agencies	934	1,214
Obligations of states and political subdivisions	532	544
Dividends	49	49
Federal funds sold	6	2
Other	11	8

Total Interest Income	9,655	10,325
INTEREST EXPENSE:
Deposits	1,883	2,455
Federal Funds purchased and securities sold under agreements to repurchase	75	68
Borrowed funds	263	397

Total Interest Expense	2,221	2,920

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	7,434	7,405
PROVISION FOR LOAN LOSSES (Note 4)	772	1,690
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,662	5,715
NONINTEREST INCOME
Customer service fees	791	679
Other service charges and fees	776	820
Net gain (loss) on sale of other assets owned	(648)	(16)
Net gain on sale of loans	75	67
Net gain on sale of securities	339	259

Total Noninterest Income	1,333	1,809
NONINTEREST EXPENSE
Salaries and wages	2,253	2,314
Pension and other employee benefits	815	911
Occupancy expense (net)	313	274
Furniture and Equipment	392	414
Data processing	230	268
Franchise Taxes	218	240
FDIC Assessment	320	259
Mortgage servicing rights amortization	91	103
Other general and administrative	936	1,154

Total Noninterest Expense	5,568	5,937

INCOME BEFORE FEDERAL INCOME TAX	2,427	1,587
FEDERAL INCOME TAXES	446	331
NET INCOME	$1,981	$1,256

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains on securities	$585	$(309)

COMPREHENSIVE INCOME	$2,566	$947

NET INCOME PER SHARE	$0.42	$0.27
Weighted Average Shares Outstanding 4	693,080	4,734,674
DIVIDENDS DECLARED	$0.19	$0.18
No disclosure of diluted earnings per share is required as shares are antidilutive as of quarter end.
See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

       	Three Months Ended
         	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,981	$1,256
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	338	344
Accretion and amortization of securities	692	275
Amortization of servicing rights	91	103
Amortization of core deposit intangible	78	39
Provision for loan losses	772	1,690
Gain on sale of loans held for sale	(226)	(230)
Originations of loans held for sale	(9,672)	(9,702)
Proceeds from sale of loans held for sale	11,383	9,959
Loss on sale of other assets	648	(16)
Gain on sale of investment securities	(339)	(259)
Change in Operating Assets and Liabilities, net	(1,252)	(1,624)

Net Cash Provided by Operating Activities	4,494	1,835
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities:
Maturities, prepayments and calls	8,848	32,241
Sales	16,361	12,519
Purchases	(40,830)	(60,477)
Proceeds from sale of assets	4	—
Additions to premises and equipment	(237)	(266)
Loan originations and principal collections, net	11,894	13,376

Net Cash (Used) in Investing Activities	(3,960)	(2,607)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,819	6,856
Net change in short-term debt	839	2,034
Proceeds from issuance of long-term debt	—	9,000
Repayments of long-term debt	(54)	(66)
Purchase of Treasury stock	(93)	—
Cash dividends paid on common stock	(894)	(852)

Net Cash Provided by Financing Activities	15,617	16,972

Net Increase (Decrease) in cash and cash equivalents	16,151	16,200
Cash and cash equivalents — Beginning of year	43,379	33,648

Cash and cash equivalents — End of period	$59,530	$49,848

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$15,964	$11,778
Interest bearing deposits with banks	23,077	25,153
Federal funds sold	20,489	12,917

	$59,530	$49,848

Supplemental Information
Cash paid during the period for:
Interest	$2,265	$3,046

Income Taxes	$—	$—


See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that are expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2011 and December 31, 2010 are reflected below.

	(In Thousands)
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and Cash Equivalents	$59,530	$59,530	$43,379	$43,379
Securities-available for sale	303,472	303,472	287,317	287,317
Other Securities	4,406	4,406	4,406	4,406
Loans, net	507,505	504,540	521,883	520,766
Accrued Interest Receivable	4,154	4,154	4,036	4,036

Financial Liabilities
Deposits	$740,332	$742,314	$724,513	$725,270
Short-term Debt
Repurchase Agreement Sold	52,080	52,080	51,241	51,241
Federal Home Loan Bank advances	29,820	30,712	29,874	30,764
Accrued Interest Payable	427	427	471	471
Dividends Payable	892	892	894	894

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$—
Standby Letters of Credit	—	—	—	—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets and liabilities measured at fair value are as follows:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices in Active	Significant	Significant
($ in Thousands)	Markets for Identical	Observable Inputs	Unobservable Inputs
3/31/2011	Assets (Level 1)	(Level 2)	(Level 3)
Assets — Securities Available for Sale
U.S. Treasury	$32,235
U.S. Government agency	$175,463
Mortgage-backed securities	$30,016
State and local governments	$0	$53,303	$12,455

Total Securities Available for Sale	$237,714	$53,303	$12,455

Liabilities	$0	$0	$0

12/31/2010	Assets (Level 1)	(Level 2)	(Level 3)
Assets — Securities Available for Sale
U.S. Treasury	$32,279
U.S. Government agency	$165,703
Mortgage-backed securities	$24,531
State and local governments	$0	$53,502	$11,302

Total Securities Available for Sale	$222,513	$53,502	$11,302

Liabilities	$0	$0	$0

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
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2011, such assets consist primarily of impaired loans and other real estate. The Company has established the fair values of these assets using Level 3 inputs, each individually described below.
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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
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
Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2011

		Quoted Prices in Active			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	three-month period
($ in Thousands)	3/31/11	Assets (Level 1)	(Level 2)	(Level 3)	ended March 31, 2011
Impaired loans	$3,636			$3,636	$(197)

Other real estate owned — residential mortgages	$1,679			$1,679	$(59)

Other real estate owned-commercial	$2,290			$2,290	$(385)

Total change in fair value					$(641)

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2010

		Quoted Prices in Active			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	three-month period
($ in Thousands)	3/31/10	Assets (Level 1)	(Level 2)	(Level 3)	ended March 31, 2010
Impaired loans	$13,442			$13,442	$(2,006)

Other real estate owned — residential mortgages	$845			$845	$—

Other real estate owned-commercial	$339			$339	$—

Total change in fair value					$(2,006)

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

(Dollars in Thousands)
Cash	$114
Loans, Net of Discount	13,792
Accrued Interest on Loans	64
Premises and Equipment	1,803
Core Deposit Intangible	1,087
Other Assets	11

Total Assets Acquired	$16,871

Deposits	$27,749
Accrued Interest on Deposits	13
Other Liabilities	10

Total Liabilities Assumed	27,772

Net Liabilities Assumed	$10,901

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) ASSET PURCHASE (Continued)
In connection with the purchase, the Bank recognized an addition to core deposit intangible by $1.1 million, which is being amortized on a straight line basis over the estimated remaining economic life of the deposits of 7 years. Amortization of these core deposit intangibles is scheduled to be as follows:

(In Thousands)
2011	$234
2012	312
2013	312
2014	312
2015	155
Thereafter	235

$1560

NOTE 4 LOANS
Loan balances as of March 31, 2011 and December 31, 2010.

	(In Thousands)
	March 31, 2011	December 31, 2010
Commercial Real Estate	$195,754	$194,268
Agricultural Real Estate	31,948	33,650
Consumer Real Estate	83,115	86,036
Commercial/Industrial	113,415	117,344
Agricultural	60,508	65,400
Consumer	26,674	29,008
Industrial Development Bonds	1,965	1,965

	513,379	527,671
Less: Net deferred loan fees and costs	(122)	(82)

	513,257	527,589
Less: Allowance for loan losses	(5,752)	(5,706)

Loans — Net	$507,505	$521,883

The following is a maturity schedule by major category of loans as of March 31, 2011:

		Maturities (In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Commercial Real Estate	$28,942	$120,602	$46,210	$195,754
Agricultural Real Estate	2,978	12,356	16,614	31,948
Consumer Real Estate	6,153	16,128	60,834	83,115
Commercial/Industrial	80,013	29,097	4,305	113,415
Agricultural	42,665	15,248	2,595	60,508
Consumer	5,164	19,253	2,135	26,552
Industrial Development Bonds	556	446	963	1,965
The distribution of fixed rate loans and variable loans by major loan category is as follows as of March 31, 2011:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Commercial Real Estate	$74,417	$121,337
Agricultural Real Estate	18,611	13,337
Consumer Real Estate	70,944	12,171
Commercial/Industrial	81,628	31,787
Agricultural	55,735	4,773
Consumer	22,188	4,364
Industrial Development Bonds	1,965	—
As of March 31, 2011 and 2010 one to four family residential mortgage loans amounting to $72.7 million and $75.3 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) LOANS (Continued)
The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to a low of .76% as of the end of March 2011. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.
Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.
The following table represents the contractual aging of the recorded investment in past due loans by class or loans as of March 31, 2011 and December 31, 2010 (in thousands):

							Recorded
			Greater Than			Total	Investment
	30-59 Days	60-89 Days	90 Days	Total		Financing	> 90 Days
March 31, 2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing

Consumer real estate	$349	$56	$162	$567	$82,549	$83,115	$—
Agricultural real estate	—	—	—	$—	31,948	31,948	—
Agricultural	—	—	14	$14	60,494	60,508	—
Commercial Real Estate	244	—	347	$591	195,163	195,754	—
Commercial and Industrial	736	110	997	$1,843	113,537	115,380	31
Consumer	—	—	—	$—	26,674	26,674	—

Total	$1,329	$166	$1,520	$3,015	$510,365	$513,379	$31

							Recorded
			Greater Than			Total	Investment
	30-59 Days	60-89 Days	90 Days	Total		Financing	> 90 Days
December 31, 2010	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing

Consumer real estate	$610	$29	$169	$808	$94,463	$95,271	$—
Agricultural real estate	—	—	—	—	33,650	33,650	—
Agricultural	—	—	1,474	1,474	63,926	65,400	—
Commercial Real Estate	548	—	445	993	184,040	185,033	—
Commercial and Industrial	957	52	831	1,840	117,469	119,309	15
Consumer	147	6	33	186	28,822	29,008	33

Total	$2,262	$87	$2,952	$5,301	$522,370	$527,671	$48

The following table presents the recorded investment in nonaccrual loans by class or loans as of March 31, 2011 and December 31, 2010:

	(In thousands)
	March 31	December 31
	2011	2010

Consumer real estate	$803	$587
Agricultural real estate	44	531
Agricultural	14	1,474
Commercial Real Estate	591	1,705
Commercial and Industrial	1,693	1,543
Consumer	4	4

Total	$3,149	$5,844
The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan. The risk ratings are described as follows.
1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) LOANS (Continued)
2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of RMA ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk — having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk
a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.
5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:
a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower c. The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment. Unusual courses of action are needed to maintain a high probability of repayment.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) LOANS (Continued)
f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.
8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:
a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.
9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.
The following table represents the risk category of loans by class based on the most recent analysis performed as of March 31, 2011 and December 31, 2010 (in thousands):

					Industrial
	Agriculture		Commercial	Commercial	Development
March 31, 2011	Real Estate	Agriculture	Real Estate	and Industrial	Bonds

1-2	$520	$107	$—	$19	$275
3	11,638	24,721	22,274	18,573	733
4	18,483	35,474	161,451	84,620	957
5	190	168	6,229	2,286	—
6	1,096	14	5,745	6,657	—
7	21	24	55	1,260	—
8	—	—	—	—

Total	$31,948	$60,508	$195,754	$113,415	$1,965

					Industrial
	Agriculture		Commercial	Commercial	Development
December 31, 2010	Real Estate	Agriculture	Real Estate	and Industrial	Bonds

1-2	$484	$109	$—	$341	$275
3	12,216	27,964	23,017	14,026	733
4	19,624	35,655	148,481	92,066	957
5	208	173	6,765	3,388	—
6	1,097	1,474	6,319	6,688	—
7	21	25	451	835	—
8	—	—	—	—	—

Total	$33,650	$65,400	$185,033	$117,344	$1,965

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) LOANS (Continued)
For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grading as of March 31, 2011 and December 31, 2010.

	Consumer	Consumer
	Real Estate	Real Estate
	March 31	December 31
	2011	2010

Grade
Pass	$82,714	$84,723
Special Mention (5)	—	387
Substandard (6)	211	639
Doubtful (7)	190	287

Total	$83,115	$86,036

	Consumer	Consumer	Consumer	Consumer
	Credit	Credit	Other	Other
	March 31	December 31	March 31	December 31
	2011	2010	2011	2010
Performing	$3,322	$3,553	$23,211	$25,405
Nonperforming	14	6	5	44

Total	$3,336	$3,559	$23,216	$25,449

Information about impaired loans as of March 31, 2011 and December 31, 2010 follows:

	(In Thousands)
	3/31/2011	12/31/2010

Impaired loans without a valuation allowance	$1,761	$2,849
Impaired loans with a valuation allowance	1,875	1,520

Total impaired loans	$3,636	$4,369

Valuation allowance related to impaired loans	$575	$632
Total non-accrual loans	$3,149	$5,844
Total loans past-due ninety days or more and still accruing	$31	$48

	(In Thousands)
	Quarter ended	Year ended
	March 31	December 31
	2011	2010

Average investment in impaired loans	$3,872	$10,136

Interest income recognized on impaired loans	$651	$61

Interest income recognized on a cash basis on impaired loans	$645	$41

No additional funds are committed to be advanced in connection with impaired loans.
The Bank did classify approximately $3.5 million of its impaired loans as troubled debt restructured during 2010 and this balance decreased to $3.3 million as of March 31, 2011.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) LOANS (Continued)
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
The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 120 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial and agricultural credits are charged down at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy. unsecured debt is charged off. Additional charge-off may be realized as further unsecured positions are recognized.
The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):
March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Consumer real estate	$239	$239	$—	$126	$—
Agriculture real estate	219	219	—	205	—
Agriculture	—	—	—	480	641
Commercial real estate	1,047	1,224	—	1,339	4
Commercial and industrial	—	365	—	—	—
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	446	411	51	576	3
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	230	230	54	132	1
Commercial and industrial	1,455	1,455	470	1,015	2
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$685	$650	$51	$702	$3

Agriculture real estate	$219	$219	$0	$205	$0

Agriculture	$0	$0	$0	$480	$641

Commercial real estate	$1,277	$1,454	$54	$1,471	$5

Commercial and industrial	$1,455	$1,820	$470	$1,015	$2

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) LOANS (Continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Consumer real estate	$—	$—	$—	$—	$—
Agriculture real estate	219	219	—	119	31
Agriculture	1,397	1,397	—	2,786	—
Commercial real estate	849	1,699	—	2,209	26
Commercial and industrial	—	—	—	2,221	2
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	671	701	66	1,375	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	5	1
Commercial real estate	476	476	73	296	1
Commercial and industrial	757	757	493	1,125	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$671	$701	$66	$1,375	$—

Agriculture real estate	$219	$219	$0	$119	$31

Agriculture	$1,397	$1,397	$0	$2,791	$1

Commercial real estate	$1,325	$2,175	$73	$2,505	$27

Commercial and industrial	$757	$757	$493	$3,346	$2

Consumer	$—	$—	$—	$—	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	March 31	December 31
	2011	2010

Allowance for Loan Losses
Balance at beginning of year	$5,706	$6,008
Provision for loan loss	772	5,325
Loans charged off	(792)	(6,422)
Recoveries	66	795

Allowance for Loan & Leases Losses	$5,752	$5,706

Allowance for Unfunded Loan Commitments & Letters of Credit	$152	$153

Total Allowance for Credit Losses	$5,904	$5,859

The Company segregates its Allowance for Loan and Lease Losses (ALLL) into two reserves: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL).
The AULC is reported within other liabilities on the balance sheet while the ALLL is netted within the loans, net asset line. The ACL presented above represents the full amount of reserves available to absorb possible credit losses. The next table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) LOANS (Continued)
Additional analysis related to the allowance for credit losses (in thousands) as of March 31, 2011 and December 31, 2010 is as follows:

							Unfunded Loan
	Consumer	Agriculture		Commercial		Consumer (incl.	Commitment &
March 31, 2011	Real Estate	Real Estate	Agriculture	Real Estate	Commercial	Credit Cards)	Letters of Credit	Unallocated	Total

ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859
Charge Offs	(85)	—	(24)	(89)	(479)	(115)			($792)
Recoveries	2	—	3	17	5	39			$66
Provision	91	32	6	354	640	28	—	(379)	$772
Other Non-interest expense related to unfunded	$—	—	—	—	—	—	(1)	—	($1)

Ending Balance	$266	$154	$312	$2,150	$2,520	$332	$152	$18	$5,904

Ending balance: individually evaluated for impairment	$51	—	—	$54	$470	—			$575

Ending balance: collectively evaluated for impairment	$215	$154	$312	$2,096	$2,050	$332	$152	$18	$5,329

Ending balance: loans acquired with deteriorated credit quality	2	—	—	—	—	2			4

FINANCING RECEIVABLES:
Ending balance	$74,075	$32,363	$60,096	$204,954	$115,518	$26,373			$513,379

Ending balance: individually evaluated for impairment	$685	$219	$—	$1,277	$1,455	—			$3,636

Ending balance: collectively evaluated for impairment	$73,390	$32,144	$60,096	$203,677	$114,063	$26,373			$509,743

Ending balance: loans acquired with deteriorated credit quality	$984	$—	$—	$—	$—	$235			$1,219

							Unfunded Loan
	Consumer	Agriculture		Commercial		Consumer (incl.	Commitment &
December 31, 2010	Real Estate	Real Estate	Agriculture	Real Estate	Commercial	Credit Cards)	Letters of Credit	Unallocated	Total

ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$439	$120	$647	$1,810	$2,494	$497	$227	$1	$6,235
Charge Offs	(507)	—	(136)	(1,147)	(4,188)	(444)	—	—	(6,422)
Recoveries	55	—	17	52	515	156	—	—	795
Provision	271	2	(201)	1,153	3,533	171	—	396	5,325
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(74)	—	(74)

Ending Balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859

Ending balance: individually evaluated for impairment	$66	—	—	$73	$493	—			$632

Ending balance: collectively evaluated for impairment	$190	$122	$327	$1,795	$1,861	$380	$153	$397	$5,226

Ending balance: loans acquired with deteriorated credit quality	$2	—	—	—	—	2			$4

FINANCING RECEIVABLES:
Ending balance	$75,785	$34,446	$65,400	$204,327	$119,262	$28,451			$527,671

Ending balance: individually evaluated for impairment	$671	$219	$1,397	$1,325	$757	—			$4,369

Ending balance: collectively evaluated for impairment	$75,114	$34,227	$64,003	$203,002	$118,505	$28,451			$523,302

Ending balance: loans acquired with deteriorated credit quality	$987	—	—	—	—	156			$1,143

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS INTRODUCTION
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
Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:
Commercial Real Estate —Construction, purchase, and refinance of business purpose real estate. Risks include loan amount in relation to construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in orderly fashion, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.
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
Agricultural — Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re- finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmers ability to hedge their position by using the future contracts. The risk related to weather is often mitigated by requiring federal crop insurance.
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
Up to 80% LTV
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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
2011 IN REVIEW
The impact of new legislation, such as Health Care and Dodd-Frank Financial Reform (collectively, “Financial Reform legislation”), weighs heavily on the minds of bankers along with their customers during its implementation. The primary concerns at this point are the impact on future revenues and expenses and how quickly it will be felt. Short-term rates remain low and are expected to remain low throughout 2011. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield while modestly increasing the duration of the investment portfolio. In first quarter 2010, the favorable gain produced from the sale of securities was $259 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. For first quarter 2011, the favorable gain was higher at $339 thousand and the securities sold were out of state municipals and agencies. The Bank was able to continue to capitalize on the steepness of the yield curve.
During the first quarter of 2011, the Bank received a payoff on a large nonaccrual loan. The collection of which included over $600 thousand of interest and a reimbursement of over $300 thousand in legal fees. The collection process took almost three years to complete. This boost to revenue is evident throughout from net interest margin, improved asset quality to lower non-interest expense for the quarter. It also offsets the concerns of a tightening margin due to soft loan demand and high liquidity caused from deposit growth.
A large amount of write-downs and losses on the sale of other real estate owned (ORE) hampered the first quarter of 2011 as compared to the same quarter 2010. The number of properties held decreased during 2011 and the balance is almost $4 million as of March 31, 2011, $2.8 million higher than March 31, 2010. Even so, net noninterest expense was only slightly higher by $107 thousand than first quarter 2010. Keeping noninterest expense lower than peer has long been a strength of the Company.
The Bank’s local service area has experienced a very slight improvement in employment rates in mid year 2010 through first quarter 2011. The improvement is not considered significant at this time as unemployment remains in double digits in most of the company’s market areas. The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well.
On July 9, 2010, the Bank completed its purchase of a branch office in Hicksville, Ohio from First Place Bank, a savings association with its main office in Warren, OH. Deposits of close to $28 million and loans of $14 million were included in the purchase. The new office is located within the Bank’s current market area, shortening the distance between offices in the Ohio and Indiana market area. The transaction has been accretive to earnings within the first nine months of operation.
Asset quality continued to improve and the Company remains strong, stable and well capitalized. The Company has the capacity to continue to cover the increased costs of doing business in a tough economy and is seeking good loans to improve profitability.
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
CRITICAL ACCOUNTING POLICY AND ESTIMATES (Continued)
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
MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
In comparing the balance sheet of March 31, 2011 to that of December 31, 2010, the liquidity of the Bank has increased and remains strong with additional funds being placed in Federal Funds Sold and interest bearing deposits with banks. The Bank has taken advantage of the Federal Reserve’s payment of interest and also placed funds in term deposits at a correspondent bank. The Bank monitors the rate paid by the Federal Reserve versus the Federal Funds Sold rate and other deposit rates offered through correspondent banks.
Overall, cash and cash equivalents increased over $16.2 million and securities increased an additional $16.2 million. The Company’s increased liquidity came from a decrease of almost $14.3 million in the Bank’s loan portfolio and deposit growth of $15.8 million. Liquidity remains high with the Bank also having access to $27 million of unsecured borrowings through correspondent banks and $76 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts which follow do not include stock.
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
If the impairment is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value, thereby establishing a new cost basis. The amount of the write down shall be included in earnings as a realized loss. The new cost basis shall not be changed for subsequent recoveries in fair value. The recovery in fair value shall be recognized in earnings when the security is sold. The first table is presented by category of security and length of time in a continuous loss position. Municipalities may be more likely to be in a loss position greater than 12 months due to their length to maturity and are not indicative of an issue with safety and soundness of the municipality. The Bank currently does not hold any securities with other than temporary impairment.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

March 31, 2011	Less Than Twelve Months (In Thousands)		Twelve Months & Over ( In Thousands)
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value

U.S. Treasury	$(365)	$32,236	$—	$—
U.S. Government agency	(1,202)	92,242	—	—
Mortgage-backed securities	(7)	5,021	—	—
State and local governments	(189)	9,471	(88)	11,281
The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of March 31, 2011.

	March 31, 2011		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$32,600	$—	$(365)	$32,235
U.S. Government agency	175,535	1,130	(1,202)	175,463
Mortgage-backed securities	28,935	1,088	(7)	30,016
State and local governments	64,700	1,335	(277)	65,758

	$301,770	$3,553	$(1,851)	$303,472

The following table shows the maturity schedule of the security portfolio with the largest portion due within less than 5 years. Management feels confident that loan growth can easily be funded from an orderly runoff of the investment portfolio.

	March 31, 2011	(In Thousands)
	Amortized Cost	Fair Value

One year or less	$2,064	$2,082
After one year through five years	205,476	205,480
After five years through ten years	49,359	49,869
After ten years	15,936	16,025

Subtotal	$272,835	$273,456
Mortgage Backed Securities	28,935	30,016

Total	$301,770	$303,472

Net loans show a decrease of $14.3 million for the three months ended March 31, 2011. $792 thousand was charged-off during the three month period. While over $7 million came off the watch list during the first quarter, it was not all due to having been charged-off. A portion of the decrease is positive in that troubled loans were either paid off or were refinanced elsewhere. Overall, total assets of the Company increased $17.6 million from December 31, 2010 to March 31, 2011.
Following is a breakdown of the allowance for credit losses by category of loan as of March 31st for 2009, 2010 and 2011.

		(In Thousands)
	March-2011	March-2010	March-2009
	Amount	Amount	Amount
	(000’s)	(000’s)	(000’s)

Balance at End of Period Applicable To:
Commercial Real Estate	$2,150	$2,638	$1,752
Ag Real Estate	154	109	72
Consumer Real Estate	266	466	439
Commercial and Industrial	2,520	3,569	2,547
Agricultural	312	288	703
Consumer, Overdrafts and other loans	350	401	419
Unallocated	—	—	—

Allowance for Loan & Lease Losses	$5,752	$7,471	$5,932
Off Balance Sheet Commitments	152	221	203

Total Allowance for Credit Losses	$5,904	$7,692	$6,135

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)
The chart below shows the breakdown of the loan portfolio by category less deferred loan fees and costs.

		(In Thousands)
	March-2011	March-2010	March-2009
	Amount	Amount	Amount
	(000’s)	(000’s)	(000’s)

Commercial Real Estate	$195,754	$225,351	$219,880
Ag Real Estate	31,948	40,599	45,181
Consumer Real Estate	83,115	82,112	89,493
Commercial and Industrial	113,415	118,920	111,482
Agricultural	60,508	55,697	53,300
Consumer, Overdrafts and other loans	26,552	31,163	28,875
Industrial Development Bonds	1,965	2,506	7,499

Total Loans	$513,257	$556,348	$555,710
Deposits increased $15.8 million in total from December 31, 2010. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. The success of this product is also the reason for the continued movement of deposits out of Certificates of Deposit to interest bearing transaction accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. KASASA Saver is the reason behind the increase in savings. These continue to be the deposit of choice and attract not only new money from existing customers but new customers to the Bank also.
The Certificate of Deposit (COD) portfolio has decreased $5.8 million during the first three months of 2011 which is helping to decrease the cost of funds, as demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION — Interest Expense”.
Capital increased approximately $1.6 million from year-end during the three months of 2011. Positive earnings and an increase in accumulated other comprehensive income are the factors behind the increase. Comprehensive income increased $0.6 million even with the shift of $339 thousand from unrealized gain to realized gain with the sale of securities. Dividends remained stable during the period.
The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.46%
Tier I Leverage Ratio	9.81%
Risk Based Capital Tier I	14.38%
Total Risk Based Capital	15.34%
Stockholders’ Equity/Total Assets	10.39%
MATERIAL CHANGES IN RESULTS OF OPERATIONS
Interest Income
Annualized interest income and yield on earning assets is down in 2011 as compared to March 31, 2010. While total assets were higher than year end, the decrease resulted primarily from the transition of the Company’s earning assets from high yield to lower yield assets. As the table that follows confirms, the shift of funds within the interest earning portfolios caused a lower yield thereby causing lower interest income even though assets increased. The largest change in yield came in the additions to the taxable security portfolio as the Bank sought to keep the growth in shorter periods for liquidity. The portfolio was also impacted by calls due to the low rate environment.
The Bank worked to minimize the impact of the low rate environment on its loan portfolio with the use of floors on renewed and new loans. 2011 loan yield was positively impacted by the collection of nonaccrual interest and adjustments to the Farmer Mac portfolio, which is a loan participation program that generated additional interest income in first quarter 2010. To protect the yield, the Bank is working to add spread to the margin on the variable rate loans so that when prime does adjust up, the Bank’s rate also adjusts up over the floor. Overall, interest income from loans was down $459 thousand in comparing the three months ended March 31, 2011 to same period for 2010.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Interest Income (Continued)
Interest income and yield on the securities portfolio were down as agency notes continued to be called due to the low interest rate environment. Period ending balances are deceiving as compared to the interest earnings due to the shift of holdings from the sales, calls and maturity and the replacement securities. The average balances in the table are more useful to see the impact of those activities.
Total interest income was down almost $670 thousand in comparing the first three month of 2011 to the first nine months of 2010. Loans were the only earning asset that decreased in volume which emphasizes the importance of growing loans as it is the highest yielding earning asset. The overall asset yield also decreased 63 basis points between the two periods.

		(In Thousands)
		March 31, 2011		March 31, 2010
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Earning Assets:
Loans	$513,208	$8,023	6.29%	6.07%
Taxable Investment Securities	237,316	1,105	1.86%	3.36%
Tax-exempt Investment Securities	61,466	510	5.03%	5.45%
Fed Funds Sold & Interest Bearing Deposits	42,499	17	0.16%	0.14%

Total Interest Earning Assets	$854,489	$9,655	4.66%	5.29%

Change in March 31, 2011 Interest Income (In Thousands) Compared to March 31, 2010

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$(459)	$(762)	$303
Taxable Investment Securities	(205)	378	(583)
Tax-exempt Investment Securities	(13)	41	(54)
Fed Funds Sold & Interest Bearing Deposits	7	6	1

Total Interest Earning Assets	$(670)	$(337)	$(333)

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts above.
Interest Expense
Interest expense continued to be lower than the comparable three months from 2010. Interest expense related to deposits was down $572 thousand while the deposit balance increased by $57.8 million in comparing the ending balances of each first three months. Approximately $28 million of the growth came through the purchase of the Hicksville office. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than 12 months. However, depositors continue to place more funds in shorter term deposits or move elsewhere. KASASA Cash and Saver helped to increase the savings deposit balances as seen in the increase due to volume.
Interest on borrowed funds was $134 thousand lower for the three month periods ended March 31, 2011 and 2010. While additional borrowings from Federal Home Loan Bank in the amount of $9 million were taken in the first quarter of 2010, the rates on those borrowings were lower than those paid off during 2009. Over $13 million of borrowings were paid off in 2010 causing the decreased cost shown in the table. Rates paid on the daily repurchase agreements, used by the Bank to offset commercial sweep accounts, were also lower in 2011 than the corresponding rate paid in 2010 though only slightly.
The decrease in interest expense did not outpace the decrease in interest income as it did last year and remains a focus for improvement in 2011. The main focus is to increase asset yield by using excess cash and investments to fund loan growth.

		(In Thousands)
		March 31, 2011		March 31, 2010
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Bearing Liabilities:
Savings Deposits	$341,092	$562	0.66%	0.67%
Other Time Deposits	311,280	1,321	1.70%	2.47%
Other Borrowed Money	29,855	263	3.52%	5.89%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	50,180	75	0.60%	0.62%

Total Interest Bearing Liabilities	$732,407	$2,221	1.21%	1.80%

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Interest Expense (Continued)
Change in March 31, 2011 Interest Expense (In Thousands) Compared to March 31, 2010

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$79	$90	$(11)
Other Time Deposits	(652)	(34)	(618)
Other Borrowed Money	(312)	(81)	(231)
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	7	9	(2)

Total Interest Bearing Liabilities	$(878)	$(16)	$(862)

Net Interest Income
Net interest income is higher in three month comparisons, with improvement primarily due to the ability of the Bank to decrease its cost of funds by lowering rates on interest bearing liabilities and the collection of nonaccrual interest of over $600 thousand. This decrease offset the loss of interest income due to lower overall rates on earning assets.
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
Provision Expense
Provision for loan loss was almost $1 million lower for the three months ended March 31, 2011 as compared to the same 2010 period. The decrease of a large balance in nonaccrual loans, along with improving asset quality and low loan growth warranted the lower provision to the loan loss reserve. Non-accruals decreased $2.7 million during the first three months of 2011 and past dues over 30 days decreased to 2.16% of total loans as of March 31, 2011 from 2.47% at March 31, 2010. The Bank continues to work on these accounts, with its focus primarily on the commercial and commercial real estate portfolios. As charts below will show for 2011, a large portion of the provision was also to replace the reserve balance depleted from net charge-offs during the period. The longer the economy struggles, the more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses.
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
Looking at the balance in impaired loans, it shows the Bank has finally had some movement of loans out of this classification, $6.26 million when looking at average investment of 2010 compared to first quarter 2011. The decrease was due mainly to the collection of principal from the sale of collateral from one borrower and the remainder from charge-off activity within this classification of loans.
The following table tracks the change in impaired loans and their valuation allowance along with nonaccrual balances as of year end 2010 and the quarter ending March 31, 2011 and December 31, 2010.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Provision Expense (Continued)

	(In Thousands)
	Quarter ended	Year ended
	March 31, 2011	December 31, 2010

Impaired loans without a valuation allowance	$1,761	$2,849
Impaired loans with a valuation allowance	1,875	1,520

Total impaired loans	$3,636	$4,369

Valuation allowance related to impaired loans	$575	$632
Total non-accrual loans	$3,149	$5,844
Total loans past-due ninety days or more and still accruing	$31	$48
Average investment in impaired loans	$3,872	$10,136
The Bank did classify almost $3.3 million of its impaired loans as troubled debt restructured during the first quarter of 2011, down from $3.5 million at December 31, 2010.
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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Provision Expense (Continued)

	(In Thousands)
	Mar-11	Mar-10	Mar-09
Loans	$513,257	$556,348	$555,710

Daily average of outstanding loans	$513,208	$561,650	$558,968

Allowance for Loan Losses-Jan 1	$5,706	$6,008	$5,497
Loans Charged off:
Commercial Real Estate	88	—	—
Ag Real Estate	—	—	—
Consumer Real Estate	94	36	163
Commercial and Industrial	471	49	—
Agricultural	24	100	—
Consumer & other loans	115	81	109

	792	266	272

Loan Recoveries:
Commercial Real Estate	1	—	—
Ag Real Estate	—	—	—
Consumer Real Estate	18	2	1
Commercial and Industrial	5	2	3
Agricultural	3	1	—
Consumer & other loans	39	34	44

	66	39	48

Net Charge Offs	726	227	224
Provision for loan loss	772	1,690	659
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses — Mar 31	$5,752	$7,471	$5,932
Allowance for Unfunded Loan Commitments & Letters of Credit Mar 31	152	221	203

Total Allowance for Credit Losses — Mar 31	$5,904	$7,692	$6,135

Ratio of net charge-offs to average Loans outstanding	0.14%	0.04%	0.04%

Ratio of the Allowance for Loan Loss to Nonperforming Loans	182.70%	48.85%	38.36%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

	March 2011		March 2010
	Amount	%	Amount	%
	(000’s)	of Portfolio	(000’s)	of Portfolio

Balance at End of Period Applicable To:
Commercial Real Estate	$2,150	36.41	$2,638	38.11
Ag Real Estate	154	6.22	109	7.30
Consumer Real Estate	266	17.92	466	17.16
Commercial and Industrial	2,520	22.10	3,569	21.38
Agricultural	312	11.79	288	10.01
Consumer, Overdrafts and other loans	350	5.56	401	6.05
Unallocated	—		—

Allowance for Loan & Lease Losses	5,752	100	7,471	100
Off Balance Sheet Commitments	152		221

Total Allowance for Credit Losses	$5,904		$7,692

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to a low of .76% as of the end of March 2011. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Non-interest Income
Non-interest income was lower for the three months ended March 31, 2011 as compared to same period in March 31, 2010. It is surprising; because it is the same comparison of the first quarter 2010 to the first quarter of 2009. First quarter 2009 performance was exceptional with the addition of revenue coming from the mortgage financing activity and sale of consumer real estate loans into the secondary market. First quarter 2011 performance was hurt by the loss on other assets owned of $648 thousand. Some what offsetting the impact of the loss of mortgage financing revenue was the gain on sale of securities which was $80 thousand higher than the three month period ended March 31, 2010. The increase in the checking and savings portfolios in terms of number of accounts in 2011 as compared to 2010 has been the main factor behind the additional collection of fees. Overall, non-interest income decreased and ended $476 thousand lower for the first three months of operations in 2011 as compared to 2010.
The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights which is reported as an “other asset” on the balance sheet. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. A slight impairment in the valuation of the ten year segment occurred in 2011.

(In Thousands)	2011	2010
Beginning Balance, January 1	$2,178	$2,177

Capitalized Additions	66	82

Amortizations	(91)	(103)

Valuation Allowance	(2)	0

Ending Balance, March 31	$2,151	$2,156

Of concern for the remainder of the year is the impact of recently amended Federal Reserve Regulation E on overdraft revenue and the cost of compliance. Regulation E continues to be modified and costs are being incurred to reduce revenue. At this point in time, the Bank is also concerned with changes to interchange fees and the possible loss of revenue.
As long as the opportunity exists for gains to be recognized from the sale of securities without impacting yield and extending the maturity duration too long, the Bank will continue to take advantage of it. This provides an opportunity for the Bank to offset the loss of noninterest income. The gain booked in 2010 was based on security sales of $55.7 million while 2011’s gain was based on security sales of $17.5 million. There were not any securities sold at a loss in either period.
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

	(In Thousands)
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Net Unrealized gain (loss) on available-for-sale securities	$1,226	$(209)
Reclassification adjustment for gain (loss) on sale of available-for-sale securities	(339)	(259)

Net unrealized gains (loss)	887	(468)

Tax Effect	(302)	159

Other comprehensive income (expense)	$585	$(309)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)
Non-Interest Expense
Non-interest expense for the quarter ended March 31, 2011 was $369 thousand lower than for the same period of 2010. Salaries and wages were lower by $61 thousand during the quarter which was unexpected with the addition of the Hicksville office. The larger decrease was in other operating expenses, driven primarily by lower loan collection expenses of which $300 thousand was reimbursement of collection fees on one loan.
With respect to FDIC assessments, the expense is still high in 2011, though changes to the assessment calculation may decrease it the reminder of 2011. FDIC expense was approximately $61 thousand higher year to date than 2010. Continuing on the positive side, a smaller decrease of $22 thousand in comparing March 31, 2011 to March 31, 2010 was derived from a change in service bureaus for the Bank’s core operating system. This change occurred in late first quarter of 2010 so the Bank would expect this lower cost to stabilize throughout 2010. The improvement continued even with the addition of the new branch office in Hicksville, Ohio in July 2010.
Occupancy expense was higher by $39 thousand in the three months comparison of 2011 to 2010. The increase is partly attributed to the increase in the number of offices.
Net Income
Overall, net income was up $725 thousand for the three months ended March 31, 2011, compared to the same period of 2010. The improvement in asset quality that has occurred over the last half of 2010 and the first three months of 2011 enabled the Company to have almost $1 million less in provision expense in first quarter 2011 as compared to 2010. This coupled with the collection of nonaccrual interest income and reimbursement of collection costs offset the increased cost of ORE write-downs and losses. The gain on sale of investments obviously plays a role in the improvement and the Company is fortunate that the opportunity existed to capture income that has been used to offset the provision expense of the last two years. The improvement in net interest income for the quarter and also in the net noninterest position of the Company bodes well for continued improvement in profitability through 2011.
The Company remains positioned for continued improvement in the net interest margin while rates remain low, if loan demand would increase. It will be a challenge to maintain the margin once short term rates begin to rise. However, the Bank remains focused on improving the asset yield through improved asset quality and added spread to prime on variable loans. As an industry, the Company is also limited from achieving higher profitability by the cost of increased regulatory requirements such as Regulation E, Dodd-Frank Wall Street Reform and Consumer Protection Act and any other additional regulations that may be enacted during 2011 and their corresponding cost of compliance.
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
The Company employs a sensitivity analysis in the form of a net interest rate shock as shown in the following table.

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
2.93%	-6.15%	Rising	3.00%	25,197	-5.61%
3.01%	-3.70%	Rising	2.00%	25,753	-3.53%
3.07%	-1.70%	Rising	1.00%	26,236	-1.72%
3.12%	0.00%	Flat	0.00%	26,696	0.00%
3.08%	-1.33%	Falling	-1.00%	26,568	-0.48%
2.91%	-6.97%	Falling	-2.00%	25,460	-4.63%
2.72%	-12.91%	Falling	-3.00%	24,280	-9.05%
The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and the net interest income. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods during 2010 and so far in 2011. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both.
The Bank continues to remain focused on gaining more relationships per customer as a way to help control the cost of funds also. In the flat and rising rate environment scenario, the model cannot take into account the addition of floors and increased spread on the loan accounts. These are added as the note is renewed and cannot be captured until then. To the extent the Bank is successful in this endeavor, the flat and rising rate scenario will be less costly than forecasted here.
Overall, what the chart shows is that the Company cannot remain stagnant in its choices. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.
ITEM 4 CONTROLS AND PROCEDURES
As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011.

PART II
ITEM 1 LEGAL PROCEEDINGS
None
ITEM 1A RISK FACTORS
There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2010.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of Shares		(d) Maximum Number of Shares
	(a) Total Number	(b) Average Price	Purchased as Part of Publicly		that may yet be purchased under
Period	of Shares Purchased	Paid per Share	Announced Plan or Programs		the Plans or Programs

1/1/2011 to					200,000
1/31/2011

2/1/2011 to					200,000
2/28/2011

3/1/2011 to	5,000	$18.65	5,000		195,000
3/31/2011

Total	5,000	$18.65	5,000	(1)	195,000

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 21, 2011. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 21, 2011 and December 31, 2011.
ITEM 3 DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4 REMOVED AND RESERVED
ITEM 5 OTHER INFOROMATION
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

Farmers & Merchants Bancorp, Inc.,
Date: April 27, 2011	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 27, 2011	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO