Form 10-Q
period 2011-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2011-08-04
CIK 792966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,682,697

Class	Outstanding as of July 27, 2011

FARMERS & MERCHANTS BANCORP, INC.
INDEX

Form 10-Q Items
Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets- June 30, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Net Income- Three Months and Six Months Ended June 30, 2011 and June 30, 2010	2

Condensed Consolidated Statements of Cash Flows- Six Months Ended June 30, 2011 and June 30, 2010	3

Notes to Condensed Financial Statements	4-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3. Qualitative and Quantitative Disclosures About Market Risk	27-28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Removed and Reserved	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	29

Exhibit 31. Certifications Under Section 302	30-31

Exhibit 32. Certifications Under Section 906	32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

ITEM 1 FINANCIAL STATEMENTS
FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands of dollars)

	June 30, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$13,357	$14,675
Interest bearing deposits with banks	7,234	14,312
Federal funds sold	2,034	14,392

Total cash and cash equivalents	22,625	43,379

Securities — available for sale (Note 2)	327,666	287,317
Other Securities, at cost	4,365	4,406
Loans, net (Note 4)	500,671	521,883
Bank premises and equipment	17,137	17,202
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,126	2,178
Other Real Estate Owned	3,559	4,468
Accrued interest and other assets	21,209	21,456

TOTAL ASSETS	$903,432	$906,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$71,285	$70,554
Interest bearing
NOW accounts	188,465	176,897
Savings	159,082	159,698
Time	303,775	317,364

Total deposits	722,607	724,513
Federal funds purchased and securities sold under agreement to repurchase	48,946	51,241
FHLB Advances	26,765	29,874
Dividend Payable	890	894
Accrued expenses and other liabilities	5,648	5,438

Total Liabilities	804,856	811,960

SHAREHOLDERS’ EQUITY:
Common stock, no par value — authorized 6,500,000 shares; issued 5,200,000 shares	12,677	12,677
Treasury Stock — 489,368 shares 2011, 465,326 shares 2010	(10,028)	(9,799)
Unearned Stock Awards 27,935 shares 2011, 27,675 shares 2010	(560)	(580)
Retained Earnings	93,335	91,567
Accumulated other comprehensive income	3,152	538

Total Shareholders’ Equity	98,576	94,403

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$903,432	$906,363

See Notes to Condensed Consolidated Unaudited Financial Statements.
Note: The December 31, 2010 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
INTEREST INCOME:
Loans, including fees	$7,088	$8,086	$15,111	$16,568
Debt Securities:
U.S. Treasury securities	107	76	207	102
Securities of U.S. Government agencies	1,046	1,087	1,980	2,301
Obligations of states and political subdivisions	536	532	1,068	1,076
Dividends	48	48	97	96
Federal funds sold	3	4	9	6
Other	16	36	27	44

Total Interest Income	8,844	9,869	18,499	20,193
INTEREST EXPENSE:
Deposits	1,772	2,321	3,655	4,776
Federal Funds purchased and securities sold under agreements to repurchase	76	66	151	134
Borrowed funds	261	422	524	819

Total Interest Expense	2,109	2,809	4,330	5,729

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	6,735	7,060	14,169	14,464
PROVISION FOR LOAN LOSSES (Note 4)	657	1,985	1,429	3,675
NET INTEREST INCOME AFTER

PROVISION FOR LOAN LOSSES	6,078	5,075	12,740	10,789
NONINTEREST INCOME
Customer service fees	914	743	1,705	1,512
Other service charges and fees	837	837	1,613	1,567
Net gain (loss) on sale of other assets owned	(166)	(16)	(814)	(32)
Net gain on sale of loans	63	109	138	176
Net gain on sale of securities	33	260	372	518

Total Noninterest Income	1,681	1,933	3,014	3,741
NONINTEREST EXPENSE
Salaries and wages	2,155	2,018	4,408	4,332
Pension and other employee benefits	546	658	1,361	1,569
Occupancy expense (net)	457	211	770	484
Furniture and Equipment	352	433	744	848
Data processing	230	255	460	522
Franchise Taxes	224	208	442	448
FDIC Assessment	120	270	440	524
Mortgage servicing rights amortization	90	93	181	196
Other general and administrative	1,392	1,122	2,328	2,282

Total Noninterest Expense	5,566	5,268	11,134	11,205

INCOME BEFORE FEDERAL INCOME TAX	2,193	1,740	4,620	3,325
FEDERAL INCOME TAXES	626	399	1,072	728

NET INCOME	$1,567	$1,341	$3,548	$2,597

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains on securities	$2,029	$534	$2,614	$224

COMPREHENSIVE INCOME	$3,596	$1,875	$6,162	$2,821

NET INCOME PER SHARE	$0.33	$0.28	$0.76	$0.55
Weighted Average Shares Outstanding	4,686,008	4,730,309	4,689,285	4,732,402
DIVIDENDS DECLARED	$0.19	$0.18	$0.38	$0.36
No disclosure of diluted earnings per share is required as shares are antidilutive as of quarter end.
See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands of dollars)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,548	$2,597
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	675	688
Accretion and amortization of securities	1,422	599
Amortization of servicing rights	181	196
Amortization of core deposit intangible	156	79
Provision for loan losses	1,429	3,675
Gain on sale of loans held for sale	(138)	(176)
Originations of loans held for sale	(16,958)	(19,275)
Proceeds from sale of loans held for sale	18,501	19,218
Loss on sale of other assets	814	32
Gain on sale of investment securities	(372)	(518)
Change in Operating Assets and Liabilities, net	(922)	(2,179)

Net Cash Provided by Operating Activities	8,336	4,936
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities:
Maturities, prepayments and calls	12,806	48,452
Sales	19,758	28,301
Purchases	(69,960)	(91,029)
Proceeds from sale of assets	10	2
Additions to premises and equipment	(629)	(345)
Loan originations and principal collections, net	18,240	21,873

Net Cash (Used) in Investing Activities	(19,775)	7,254
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(1,906)	(301)
Net change in short-term debt	(2,295)	(299)
Proceeds from issuance of long-term debt	—	9,000
Repayments of long-term debt	(3,109)	(133)
Purchase of Treasury stock	(220)	(533)
Cash dividends paid on common stock	(1,785)	(1,704)

Net Cash Provided by Financing Activities	(9,315)	6,030

Net Increase (Decrease) in cash and cash equivalents	(20,754)	18,220
Cash and cash equivalents — Beginning of year	43,379	33,648

Cash and cash equivalents — End of period	$22,625	$51,868

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$13,357	$14,978
Interest bearing deposits with banks	7,234	36,141
Federal funds sold	2,034	749

	$22,625	$51,868

Supplemental Information
Cash paid during the period for:
Interest	$4,385	$5,942

Income Taxes	$565	$975

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1 BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that are expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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
The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2011 and December 31, 2010 are reflected below.

	(In Thousands)
	June 2011		December 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$22,625	$22,625	$43,379	$43,379
Securities – available for sale	327,666	327,666	287,317	287,317
Other Securities	4,365	4,365	4,406	4,406
Loans, net	500,671	498,003	521,883	520,766
Accrued interest receivable	3,847	3,847	4,036	4,036

Financial Liabilities:
Deposits	$722,607	$725,021	$724,513	$725,270
Short-term debt Repurchase agreement sold	48,946	48,946	51,241	51,241
Federal Home Loan Bank advances	26,765	27,666	29,874	30,764
Accrued interest payable	416	416	471	471
Dividends payable	890	890	894	894

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	—	—	—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
Fair Value Measurements
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011, and the valuation techniques used by the Company to determine those fair values.
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
Disclosures concerning assets and liabilities measured at fair value are as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Quoted Prices in Active	Significant	Significant
(In Thousands)	Markets for Identical	Observable Inputs	Unobservable Inputs
June 30, 2011	Assets (Level 1)	(Level 2)	(Level 3)
Assets-Securities Available for Sale
U.S. Treasury	$36,819
U.S. Government agency	188,604
Mortgage-backed securities	38,773
State and local governments	—	$52,249	$11,221

Total Securities Available for Sale	$264,196	$52,249	$11,221

Liabilities	$—	$—	$—

	Quoted Prices in Active	Significant	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
December 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)
Assets-Securities Available for Sale
U.S. Treasury	$32,279
U.S. Government agency	165,703
Mortgage-backed securities	24,531
State and local governments	—	$53,502	$11,302

Total Securities Available for Sale	$222,513	$53,502	$11,302

Liabilities	$—	$—	$—

The Company did have assets measured at fair value that were categorized as Level 3 during the period. The Company’s available for sale securities includes bonds issued by local municipalities. Those municipal bonds that did not have CUSIP or credit rating numbers were treated as Level 3. Those bonds, including municipalities, that did have CUSIP numbers or have similar characteristics of those in like markets, were considered comparable and marketable and reported as Level 2.
The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2011, such assets consist primarily of impaired loans and other real estate. The Company has established the fair values of these assets using Level 3 inputs, each individually described below.
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

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2011 (In Thousands)
		Quoted Prices in Active
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	June 30, 2011	Assets (Level 1)	(Level 2)	(Level 3)
Impaired loans	$7,966	$—	$—	$7,966

Other real estate owned – residential mortgages	$975	$—	$—	$975

Other real estate owned – commercial	$2,564	$—	$—	$2,564

Total change in fair value

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2010 (In Thousands)
		Quoted Prices in Active
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2010	Assets (Level 1)	(Level 2)	(Level 3)
Impaired loans	$4,369	$—	$—	$4,369

Other real estate owned – residential mortgages	$2,110	$—	$—	$2,110

Other real estate owned commercial	$2,328	$—	$—	$2,328

Total change in fair value
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

(In Thousands)
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

ASSET PURCHASE (Continued)
In connection with the purchase, the Bank recognized an addition to core deposit intangible by $1.1 million, which is being amortized on a straight line basis over the estimated remaining economic life of the deposits of 7 years. Amortization of these core deposit intangibles is scheduled to be as follows:

(In Thousands)
2011	$234
2012	312
2013	312
2014	312
2015	155
Thereafter	235

Total Core Deposit Intangible	$1,560

NOTE 4 LOANS
Loan balances as of June 30, 2011 and December 31, 2010.:

	(In Thousands)
	June 30, 2011	December 31, 2010
Loans:
Commercial real estate	$193,993	$194,268
Agricultural real estate	32,228	33,650
Consumer real estate	81,557	86,036
Commercial and industrial	113,947	117,344
Agricultural	57,221	65,400
Consumer	25,342	29,008
Industrial Development Bonds	1,965	1,965

	$506,253	$527,671

Less: Net deferred loan fees and costs	(93)	(82)

	506,160	527,589
Less: Allowance for loan losses	(5,489)	(5,706)

Loans – Net	$500,671	$521,883

The following is a maturity schedule by major category of loans as of June 30, 2011:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Commercial Real Estate	$32,032	$114,655	$47,306
Agricultural Real Estate	2,556	12,896	16,776
Consumer Real Estate	5,511	15,820	60,226
Commercial/Industrial	78,992	27,844	7,111
Agricultural	39,601	14,920	2,700
Consumer	5,493	17,781	1,975
Industrial Development Bonds	556	446	963
The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2011. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Commercial Real Estate	$77,983	$116,010
Agricultural Real Estate	18,517	13,711
Consumer Real Estate	69,412	12,145
Commercial/Industrial	84,188	29,759
Agricultural	49,126	8,095
Consumer	20,860	4,389
Industrial Development Bonds	1,965	—
As of June 30, 2011 and 2010 one to four family residential mortgage loans amounting to $71.2 million and $75.3 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Note 4 Loans (Continued)
The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to a low of .76% as of the end of March 2011. At the end of the second quarter 2011, the percentage increased to 1.99% with one large agricultural related credit behind the increase. A credit for which the Bank is fully collateralized and should be removed yet in 2011. Consumer delinquency continued to decrease and remained extremely low. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectible credits in a timely manner.
Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.
The following table represents the contractual aging of the recorded investment in past due loans by class or loans as of June 30, 2011 and December 31, 2010 (in thousands):

							Recorded
			Greater Than			Total	Investment
	30-59 Days	60-89 Days	90 Days	Total		Financing	> 90 Days
June 30, 2011	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Consumer real estate	$756	$220	$907	$1,882	$79,675	$81,557	$—
Agricultural real estate	—	223	—	223	32,005	32,228	—
Agricultural	—	4,577	—	4,577	52,644	57,221	—
Commercial Real Estate	376	883	333	1,592	192,401	193,993	—
Commercial and Industrial	16	165	1,616	1,797	114,115	115,912	7
Consumer	23	1	—	24	25,225	25,249	—

Total	$1,171	$6,069	$2,856	$10,095	$496,065	$506,160	$7

							Recorded
			Greater Than			Total	Investment
	30-59 Days	60-89 Days	90 Days	Total		Financing	> 90 Days
December 31, 2010	Past Due	Past Due	Past Due	Past Due	Current	Receivables	and Accruing
Consumer real estate	$610	$29	$169	$808	$85,228	$86,036	$—
Agricultural real estate	—	—	—	—	33,650	33,650	—
Agricultural	—	—	1,474	1,474	63,926	65,400	—
Commercial Real Estate	548	—	445	993	193,275	194,268	—
Commercial and Industrial	957	52	831	1,840	117,469	119,309	15
Consumer	147	6	33	186	28,740	28,926	33

Total	$2,262	$87	$2,952	$5,301	$522,288	$527,589	$48

The following table presents the recorded investment in nonaccrual loans by class or loans as of June 30, 2011 and December 31, 2010:

	(In Thousands)
	June 30	December 31
	2011	2010
Consumer real estate	$1,132	$587
Agricultural real estate	223	531
Agricultural	4,577	1,474
Commercial Real Estate	1,216	1,705
Commercial and Industrial	1,716	1,543
Consumer	3	4

Total	$8,867	$5,844
The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan. The risk ratings are described as follows.
1. Zero (0) Unclassified. Any loan which has not been assigned a classification.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Note 4 Loans (Continued)
2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of RMA ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply: At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:
a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.
5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:
a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.

c.	The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) Note 4 Loans (Continued)
f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.
8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:
a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.
9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.
The following table represents the risk category of loans by class based on the most recent analysis performed as of June 30, 2011 and December 31, 2010 (in thousands):

					Industrial
	Agriculture		Commercial	Commercial	Development
	Real Estate	Agriculture	Real Estate	and Industrial	Bonds

June 30, 2011
1-2	$513	$1,131	$56	$613	$275
3	12,530	23,427	21,961	20,549	733
4	17,833	27,709	159,388	83,415	957
5	222	356	6,165	2,260	—
6	1,110	4,577	6,368	7,085	—
7	20	21	55	25	—
8	—	—	—	—

Total	$32,228	$57,221	$193,993	$113,947	$1,965

					Industrial
	Agriculture		Commercial	Commercial	Development
	Real Estate	Agriculture	Real Estate	and Industrial	Bonds

December 31, 2010
1-2	$484	$109	$—	$341	$275
3	12,216	27,964	26,333	14,026	733
4	19,624	35,655	153,948	92,066	957
5	208	173	6,765	3,388	—
6	1,097	1,474	6,771	6,688	—
7	21	25	451	835	—
8	—	—	—	—	—

Total	$33,650	$65,400	$194,268	$117,344	$1,965

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) Note 4 Loans (Continued)
For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grading as of June 30, 2011 and December 31, 2010 (in thousands):

	Consumer	Consumer
	Real Estate	Real Estate
	June 30	December 31
	2011	2010

Grade
Pass	$79,898	$84,723
Special Mention (5)	653	387
Substandard (6)	606	639
Doubtful (7)	400	287

Total	$81,557	$86,036

	Consumer	Consumer	Consumer	Consumer
	Credit	Credit	Other	Other

	June 30	December 31	June 30	December 31
	2011	2010	2011	2010
Performing	$3,338	$3,553	$21,848	$25,323
Nonperforming	5	6	58	44

Total	$3,343	$3,559	$21,906	$25,367

The Bank did classify approximately $3.5 million of its impaired loans as troubled debt restructured (TDR) during 2010 and this balance decreased to $3.2 million as of June 30, 2011 for those TDRs still current and accruing. The following table indicates the number of contracts and their corresponding balances which the Bank has classified as TDR ($ in thousands).

		Pre-	Post-
		Modification	Modification
June 30, 2011		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial Real Estate	5	$3,940	$3,255
Ag Real Estate	2	$154	$152
Commercial and Industrial	2	$1,431	$159

Troubled Debt Restructurings	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment
Commercial Real Estate	1	$207
Ag Real Estate	—	$—
Commercial and Industrial	1	$132
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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) Note 4 Loans (Continued)
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
The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Consumer real estate	$137	$137	$—	$191	$6
Agriculture real estate	—	—	—	291	5
Agriculture	4,900	4,900	—	4,582	1
Commercial real estate	760	953	—	1,506	12
Commercial and industrial	1,148	2,192	—	100	—
Consumer	—	—	—	4	—
With a specific allowance recorded:
Consumer real estate	915	924	292	463	1
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	106	106	25	288	—
Commercial and industrial	—	—	—	595	4
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$1,052	$1,061	$292	$654	$7

Agriculture real estate	$0	$0	$0	$291	$5

Agriculture	$4,900	$4,900	$0	$4,582	$1

Commercial real estate	$866	$1,059	$25	$1,794	$12

Commercial and industrial	$1,148	$2,192	$0	$695	$4

Consumer	$—	$—	$—	$4	$—

December 31, 2010		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Consumer real estate	$—	$—	$—	$—	$—
Agriculture real estate	219	219	—	119	31
Agriculture	1,397	1,397	—	2,786	—
Commercial real estate	849	1,699	—	2,209	26
Commercial and industrial	—	—	—	2,221	2
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	671	701	66	1,375	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	5	1
Commercial real estate	476	476	73	296	1
Commercial and industrial	757	757	493	1,125	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$671	$701	$66	$1,375	$—

Agriculture real estate	$219	$219	$0	$119	$31

Agriculture	$1,397	$1,397	$0	$2,791	$1

Commercial real estate	$1,325	$2,175	$73	$2,505	$27

Commercial and industrial	$757	$757	$493	$3,346	$2

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) Note 4 Loans (Continued)
The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	June 30, 2011	December 31, 2010

Allowance for Loan Losses
Balance at beginning of year	$5,706	$6,008
Provision for loan loss	1,429	5,325
Loans charged off	(1,854)	(6,422)
Recoveries	208	795

Allowance for Loan & Leases Losses	$5,489	$5,706

Allowance for Unfunded Loan Commitments & Letters of Credit	$144	$153

Total Allowance for Credit Losses	$5,633	$5,859

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
Additional analysis related to the allowance for credit losses (in thousands) as of June 30, 2011 and December 31, 2010 is as follows:

							Unfunded Loan
	Consumer	Agriculture		Commercial		Consumer (incl.	Commitment &
	Real Estate	Real Estate	Agriculture	Real Estate	Commercial	Credit Cards)	Letters of Credit	Unallocated	Total
June 30, 2011
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859
Charge Offs	(190)	—	(24)	(155)	(1,316)	(169)	—	—	$(1,854)
Recoveries	23	—	65	29	6	85	—	—	$208
Provision	432	34	(80)	310	1,002	44	—	(313)	$1,429
Other Non-interest expense related to unfunded	$—	—	—	—	—	—	(9)	—	$(9)

Ending Balance	$523	$156	$288	$2,052	$2,046	$340	$144	$84	$5,633

Ending balance: individually evaluated for impairment	$292	—	—	$25	$—	—	—	—	$317

Ending balance: collectively evaluated for impairment	$232	$156	$288	$2,027	$2,046	$340	$144	$84	$5,317

Ending balance: loans acquired with deteriorated credit quality	2	—	—	—	—	—	—	—	$2

FINANCING RECEIVABLES:
Ending balance	$81,557	$32,228	$57,221	$193,993	$115,912	$25,249	—	—	$506,160

Ending balance: individually evaluated for impairment	$1,052	$—	$4,900	$1,749	$265	—	—	—	$7,966

Ending balance: collectively evaluated for impairment	$80,505	$32,228	$52,321	$192,244	$115,647	$25,249	—	—	$498,194

Ending balance: loans acquired with deteriorated credit quality	$989	$—	$—	$—	$—	$—	—	—	$989

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued) Note 4 Loans (Continued)

							Unfunded Loan
	Consumer	Agriculture		Commercial		Consumer (incl.	Commitment &
	Real Estate	Real Estate	Agriculture	Real Estate	Commercial	Credit Cards)	Letters of Credit	Unallocated	Total
December 31, 2010
ALLOWANCE FOR CREDIT LOSSES:

Beginning balance	$439	$120	$647	$1,810	$2,494	$497	$227	$1	$6,235
Charge Offs	(507)	—	(136)	(1,147)	(4,188)	(444)	—	—	(6,422)
Recoveries	55	—	17	52	515	156	—	—	795
Provision	271	2	(201)	1,153	3,533	171	—	396	5,325
Other Non-interest expense	—	—	—	—	—	—	(74)	—	(74)

related to unfunded
Ending Balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859

Ending balance: individually evaluated for impairment	$66	—	—	$73	$493	—	—	—	$632

Ending balance: collectively evaluated for impairment	$190	$122	$327	$1,795	$1,861	$380	$153	$397	$5,226

Ending balance: loans acquired with deteriorated credit quality	$2	—	—	—	—	2	—	—	$4

FINANCING RECEIVABLES:

Ending balance	$75,785	$34,446	$65,400	$204,327	$119,262	$28,451	—	—	$527,671

Ending balance: individually evaluated for impairment	$671	$219	$1,397	$1,325	$757	—	—	—	$4,369

Ending balance: collectively evaluated for impairment	$75,114	$34,227	$64,003	$203,002	$118,505	$28,451	—	—	$523,302

Ending balance: loans acquired with deteriorated credit quality	$987	—	—	—	—	156	—	—	$1,143

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATM’s (automated teller machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRA’s (Individual Retirement Accounts) and HAS’s (Health Savings Accounts).
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
2011 IN REVIEW
The impact of new legislation, such as Health Care and Dodd-Frank Financial Reform (collectively, “Financial Reform legislation”), weighs heavily on the minds of bankers along with their customers during its implementation. Legislation has impacted the collection of fees as related to overdraft protection during the first half of 2011. A carve out of limited regulation for banks under $10 billion in assets as it relates to interchange fees may help to maintain the debit card program through the remainder of 2011. However, the primary concerns at this point are the impact on future revenues and expenses and how quickly it will be felt should the carve out provide short term relief only.
Short-term rates remain low and are expected to remain low throughout 2011. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield while modestly increasing the duration of the investment portfolio. In first half of 2010, the favorable gain produced from the sale of securities was $518 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. For first half 2011, the favorable gain was at $372 thousand and the securities sold were out of state municipals and agencies. The Bank was able to continue to capitalize on the steepness of the yield curve.
During the first quarter of 2011, the Bank received a payoff on a large nonaccrual loan. The collection of which included over $600 thousand of interest and a reimbursement of over $300 thousand in legal fees. The collection process took almost three years to complete. This boost to revenue is evident throughout from net interest margin, improved asset quality to lower non-interest expense for the quarter. It also offsets tightening margins due to soft loan demand and high liquidity caused from higher deposit growth. As was expected, the second quarter numbers, as they relate to interest earnings, were lower in yield than first quarter without an additional large influx of nonaccrual interest collection. However, the Bank was able to realize improvement in a lower loan provision requirement. In comparing to a year ago, provision expense was $2.25 million lower for six months and $1.33 million lower in comparing second quarter 2011 performance to second quarter 2010. This contributed to ROA and ROE remaining higher than a year ago. Unfortunately, another large large agricultural credit was placed in collection and on non-accrual. While the Bank expects to collect all principal, fees and interest owed on this credit, this will again impact the short term performance. Unlike the previous mentioned credit collection, the collection of this credit should occur within the current year and not extend over a three year process.
A large amount of write-downs and losses on the sale of other real estate owned (ORE) hampered the first half of 2011 as compared to the same time period 2010. The balance at $3.6 million is almost $2 million higher as of June 30, 2011 compared to June 30, 2010. While June 30, 2010 recognized $33.6 thousand in losses from sales of ORE, as of June 30, 2011, the Bank has recognized $804.8 thousand in a compilation of write-downs and losses on ORE. This impact is evident in the lower non-interest income for both the second quarter and year-to-date financials of 2011.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
2011 IN REVIEW (Continued)
The Bank’s local service area has experienced a very slight improvement in employment rates from mid year 2010 through first half 2011. The improvement is not considered significant at this time as unemployment remains close to, if not in, double digits in most of the Company’s market areas. The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well.
On July 9, 2010, the Bank completed its purchase of a branch office in Hicksville, Ohio from First Place Bank, a savings association with its main office in Warren, OH. Deposits of close to $28 million and loans of $14 million were included in the purchase. The new office is located within the Bank’s current market area, shortening the distance between offices in the Ohio and Indiana market area. The transaction has been accretive to earnings during its first year of operation.
The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy and is seeking good loans to improve profitability.
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
Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to the amortized cost. Impairment is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred. The Bank utilizes a third party vendor to estimate the fair value of their mortgage servicing rights which utilizes national prepayment speeds in its calculations.
MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
In comparing the balance sheet of June 30, 2011 to that of December 31, 2010, the liquidity of the Bank has increased by approximately $20 million and remains strong with additional funds being moved from short-term Bank deposits to a higher yielding security portfolio. The Bank has taken advantage of the Federal Reserve’s payment of interest and also placed funds in term deposits at a correspondent bank. The Bank also expects to receive additional payoffs from a few larger loans that along with security sales may be used to fund new loan growth.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)
Overall, cash and cash equivalents decreased $20.8 million and securities increased an additional $40.4 million over yearend 2010. The Company’s increased liquidity came from a decrease of almost $21.2 million in the Bank’s loan portfolio. An additional correspondent bank relationship was formed giving the Bank access to another $18 million of unsecured borrowing capacity bringing the total access to $45 million of unsecured borrowings through correspondent banks and over $106 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts which follow do not include stock.
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

June 30, 2011	Less Than Twelve Months (In Thousands)		Twelve Months & Over ( In Thousands)}
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value

U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	(135)	24,865	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	(208)	2,690	(1,221)	5,528
The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of June 30, 2011.

June 30, 2011		(In Thousands)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$36,492	$327	$—	$36,819
U.S. Government agency	186,342	2,397	(135)	188,604
Mortgage-backed securities	37,257	1,516	—	38,773
State and local governments	62,799	2,100	(1,429)	63,470

	$322,890	$6,340	$(1,564)	$327,666

The following table shows the maturity schedule of the security portfolio with the largest portion due within less than 5 years. Management feels confident that loan growth can easily be funded from an orderly runoff of the investment portfolio.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued) MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

	(In Thousands)
	June 30, 2011
	Amortized Cost	Fair Value

One year or less	$4,078	$4,127
After one year through five years	222,849	225,829
After five years through ten years	42,969	44,242
After ten years	15,737	14,695

Subtotal	$285,633	$288,893
Mortgage Backed Securities	37,257	38,773

Total	$322,890	$327,666

As previously stated, net loans show a decrease of $21.2 million for the six months ended June 30, 2011. $1.9 million was charged-off during the six month period indicating the decrease was not all due to having charged-off. The balance of the decrease in loans was due to the payoff or refinancing of troubled loans. The loan watch list increased by a net $1.8 million, which included $5 million in new loans added to the list and a reduction of existing watch list loans of $3.2 million.
The chart below shows the breakdown of the loan portfolio by category less deferred loan fees and costs as of June 30 for the last three years.

	(In Thousands)
	June-11	June-10	June-09
	Amount	Amount	Amount

Commercial Real Estate	$193,993	$221,905	$225,893
Agricultural Real Estate	32,228	40,554	43,242
Consumer Real Estate	81,557	81,041	86,202
Commercial and Industrial	113,947	115,974	114,702
Agricultural	57,221	53,786	55,833
Consumer, Overdrafts and other loans	25,249	30,266	32,771
Industrial Development Bonds	1,965	2,491	2,115

Total Loans	$506,160	$546,017	$560,758

Agricultural loans are the only category of loans that experienced an increase in balances over the time periods shown.
Overall, total assets of the Company decreased $2.9 million from December 31, 2010 to June 30, 2011.
Deposits decreased $1.9 million in total from December 31, 2010. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. The success of this product is also the reason for the continued movement of deposits out of Certificates of Deposit to interest bearing transaction accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. KASASA Saver is the reason behind the retention of dollars in savings. These continue to be the deposit of choice and attract not only new money from existing customers but new customers to the Bank also.
The Certificate of Deposit (COD) portfolio has decreased $13.6 million during the first six months of 2011 which is helping to decrease the cost of funds, as demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION — Interest Expense”.
The Bank paid off $3.1 million in FHLB advances during the second quarter and securities sold under agreement to repurchase decreased almost $2.3 million during the first six months of 2011 as compared to yearend.
Capital increased approximately $4.2 million from year-end during the six months of 2011. Positive earnings and an increase in accumulated other comprehensive income are the factors behind the increase. Comprehensive income increased $2.6 million even with the shift of $372 thousand from unrealized gain to realized gain with the sale of securities. Dividends remained stable during the period.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)
MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)
The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.45%
Tier I Leverage Ratio	9.90%
Risk Based Capital Tier I	14.80%
Total Risk Based Capital	15.73%
Stockholders’ Equity/Total Assets	10.91%
MATERIAL CHANGES IN RESULTS OF OPERATIONS

Interest Income

Annualized interest income and yield on earning assets is down in 2011 as compared to June 30, 2010. While total assets were only slightly lower than yearend, the decrease in interest income resulted primarily from the transition of the Company’s earning assets from high yield to lower yield assets. As the table that follows confirms, the shift of funds within the interest earning portfolios of loans to investments caused a lower yield thereby causing lower interest income. The increased volume in the security portfolio, however, did not offset the loss in interest income due to rate changes. Nor was the spread between cash and investments as large as the spread between loans and investments. The portfolio was also impacted by calls due to the low rate environment.

The Bank worked to minimize the impact of the low rate environment on its loan portfolio with the use of floors on renewed and new loans. 2011 loan yield was positively impacted by the collection of nonaccrual interest and adjustments to the Farmer Mac portfolio, which is a loan participation program that generated additional interest income in first quarter 2010. To protect the yield, the Bank is working to add spread to the margin on the variable rate loans so that when prime does adjust up, the Bank’s rate also adjusts up over the floor. Overall, interest income from loans was down $1.5 million in comparing the six months ended June 30, 2011 to same period for 2010 and due to the decrease in balances.

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

Total interest income was down almost $1.7 million in comparing the first six months of 2011 to the first six months of 2010.Loans were the only earning asset that decreased in volume which emphasizes the importance of growing loans as it is the highest yielding earning asset. The overall asset yield also decreased 62 basis points between the two periods.

	(In Thousands)
		June 30, 2011		June 30, 2010
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Earning Assets:
Loans	$509,564	$15,111	5.94%	5.98%
Taxable Investment Securities	250,643	2,348	1.87%	3.14%
Tax-exempt Investment Securities	61,278	1,004	4.96%	5.46%
Fed Funds Sold & Interest Bearing Deposits	31,050	36	0.23%	0.25%

Total Interest Earning Assets	$852,535	$18,499	4.48%	5.10%

Change in June 30, 2011 Interest Income (In Thousands) Compared to June 30, 2010

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$(1,457)	$(1,423)	$(34)
Taxable Investment Securities	(188)	833	(1,021)
Tax-exempt Investment Securities	(35)	88	(123)
Fed Funds Sold & Interest Bearing Deposits	(14)	(10)	(4)

Total Interest Earning Assets	$(1,694)	$(512)	$(1,182)

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts above.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Interest Expense

Interest expense continued to be lower than the comparable six months from 2010. Interest expense related to deposits was down $1.4 million while the deposit balance increased by $46.5 million in comparing the ending balances of each first six months. Approximately $28 million of the growth came through the purchase of the Hicksville office. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than 12 months. However depositors continue to place more funds in shorter term deposits or move elsewhere. KASASA Cash and Saver helped to increase the savings deposit balances as seen in the increase due to volume.

Interest on borrowed funds was $295 thousand lower for the six month periods ended June 30, 2011 and 2010. Additional borrowings from Federal Home Loan Bank in the amount of $9 million were taken in the first quarter of 2010, and payoffs were than made for $13 million of higher priced advances the remaining quarters of 2010. In second quarter 2011, $3 million of borrowings were paid off. Thus the largest decrease in cost of funds for other borrowed money was due to a decreased volume though a third was due to rate change. Fed Funds Purchased and Securities Sold under Agreement to Repurchase was higher in 2011 than 2010 mainly through an increase in balances.

The decrease in interest expense did not outpace the decrease in interest income as it did last year and remains a focus for improvement in 2011. Asset yield decreased 62 basis points while cost of funds decreased 47 basis points. The main focus is to increase asset yield by using excess cash and investments to fund loan growth.

	(In Thousands)
		June 30, 2011		June 30, 2010
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Bearing Liabilities:
Savings Deposits	$348,799	$1,130	0.65%	0.71%
Other Time Deposits	308,345	2,525	1.64%	2.35%
Other Borrowed Money	29,578	524	3.54%	3.98%
Fed Funds Purchased & Securities Sold under Agreement to Repurch	50,241	151	0.60%	0.60%

Total Interest Bearing Liabilities	$736,963	$4,330	1.18%	1.65%

Change in June 30, 2011 Interest Expense (In Thousands) Compared to June 30, 2010

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$91	$182	$(91)
Other Time Deposits	(1,212)	(75)	(1,137)
Other Borrowed Money	(295)	(205)	(90)
Fed Funds Purchased & Securities Sold under Agreement to Repurch	17	16	1

Total Interest Bearing Liabilities	$(1,399)	$(82)	$(1,317)

Net Interest Income

Net interest income is lower in three and six month comparisons, reversing the positive position of the first quarter’s comparison. This comes as no surprise as the first quarter 2011 was boosted by the collection of $600 thousand of nonaccrual interest income and the second quarter 2011 had an increase in the nonaccrual loan balances of almost $5 million without collection of a significant amount of interest. (Accrued interest is reversed when a loan is placed into nonaccrual status.)

Net interest income, in comparison to 2010, should increase by yearend as the Bank continues to work to increase interest income by reducing the amount of nonaccrual loans, fully expecting to collect on the additional $5 million that was placed into nonaccrual during the quarter and attempting to add spread on renewing loans. Interest expense on time deposits should also continue to show a decrease until depositors begin to transition back into longer-term deposits. If and when rates begin to rise, the challenge will be to delay the pricing up of deposits.

25	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS

ITEM 2	OF OPERATIONS (Continued)
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense

Provision for loan loss was over $2.2 million lower for the six months ended June 30, 2011 as compared to the same 2010 period. The decrease in the average balance in nonaccrual loans, along with improving asset quality and low loan growth warranted the lower provision to the loan loss reserve. The balance in nonaccrual loans decreased $3.7 million as of June 30, 2011 as compared to the balances as of June 30, 2010. The overall loan portfolio was also $39.8 million lower as of June 2011 compared to June 30, 2010. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As charts below will show for 2011, a large portion of the current provision was also to replace the reserve balance depleted from net charge-offs during the period. The longer the economy struggles, the more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses.

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

Looking at the balance in impaired loans, it shows the Bank has recognized an increase in the overall balance of impaired loans when looking at December 2010 compared to June 2011. However, two positive factors can also been seen: A decrease in the current average balance during 2011 and a decrease in the impaired loans with a valuation allowance balance. These are due mainly to the collection of principal from the sale of collateral from one borrower and the remainder from charge-off activity within this classification of loans.

An increase in the impaired loans without a valuation allowance relates to one relationship of approximately $5 million which the Bank expects to be fully collectible based on collateral valuation.

The following table tracks the change in impaired loans and their valuation allowance along with nonaccrual balances as of June 30, 2011 and December 31, 2010 upon which the previous comments were made.

	(In Thousands)
	Six months	Year Ended
	June 30, 2011	December 31, 2010
Impaired loans without a valuation allowance	$7,128	$2,849
Impaired loans with a valuation allowance	838	1,520

Total impaired loans	$7,966	$4,369

Valuation allowance related to impaired loans	$317	$632
Total non-accrual loans	$8,867	$5,844
Total loans past-due ninety days or more and still accruing	$7	$48
Average investment in impaired loans	$8,021	$10,136

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Provision Expense (Continued)

The Bank did classify almost $3.2 million of its current and accruing loans as troubled debt restructured during the second quarter of 2011, down from $3.5 million at December 31, 2010.

In determining the allocation for impaired loans the Bank applies the observable market price of the collateral securing the asset, reduced by applying a discount for estimated costs of collateral liquidation. In some instances where the discounted market value is less than the loan amount, a specific impairment allocation is assigned, which may be reducedor eliminated by the write down of the credit’s active principal outstanding balance.

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

	(In Thousands)
	June-11	June-10	June-09
Loans	$506,160	$546,051	$560,855

Daily average of outstanding loans	$509,564	$557,266	$557,463

Allowance for Loan Losses — Jan 1	$5,706	$6,008	$5,497
Loans Charged off:
Commercial Real Estate	155	—	—
Ag Real Estate	—	—	—
Consumer Real Estate	190	289	242
Commercial and Industrial	1,316	1,907	403
Agricultural	24	100	122
Consumer & other loans	169	154	183

	1,854	2,450	949

Loan Recoveries
Commercial Real Estate	29	—	—
Ag Real Estate	—	—	—
Consumer Real Estate	23	17	4
Commercial and Industrial	6	261	11
Agricultural	65	2	—
Consumer & other loans	85	84	84

	208	364	100

Net Charge Offs	1,646	2,086	849
Provision for loan loss	1,429	3,675	1,737
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses — June 30	$5,489	$7,597	$6,384
Allowance for Unfunded Loan Commitments & Letters of Credit June 30	144	230	259

Total Allowance for Credit Losses — June 30	$5,633	$7,827	$6,643

Ratio of net charge-offs to average Loans outstanding	0.32%	0.37%	0.15%

Ratio of Allowance for Loan Loss to Nonperforming Loans	61.90%	61.54%	46.66%

*	Nonperforming loans are defined as all loans on nonaccrual,plus any loans past due 90 days not on nonaccrual.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued) Provision Expense (Continued)

	June-2011		June-2010
	Amount	%	Amount	%
	(000’s)	of Portfolio	(000’s)	of Portfolio
Balance at End of Period Applicable To:
Commercial Real Estate	$2,052	36.60	$2,824	38.20
Ag Real Estate	156	6.37	137	7.40
Consumer Real Estate	523	17.84	271	17.20
Commercial and Industrial	2,046	22.51	3,649	21.20
Agricultural	288	11.30	260	9.80
Consumer, Overdrafts and other loans	340	4.99	456	6.00
Unallocated	84	0.39	—	—

Allowance for Loan & Lease Losses	$5,489		$7,597
Off Balance Sheet Commitments	$144		$230

Total Allowance for Credit Losses	$5,633		$7,827

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to 1.99% as of the end of June 2011. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Non-interest Income

Non-interest income was lower for the six months ended June 30, 2011 as compared to same period in June 30, 2010. First half 2011 has been hurt from the loss on other assets owned of $814 thousand. This has come from not only sales but from write-downs to the Bank’s ORE as new appraisals have been obtained. While both years show this line item in a loss position, 2011 is higher by $782 thousand. The total $814 thousand in the line item is made up of loss on sale of ORE and loss on sale or disposal of fixed assets. Somewhat offsetting this loss is the gain on sale of securities, $372 thousand so far in 2011 and $518 thousand for the six month period ended June 30, 2010.

Improvements in non-interest income were reached in customer service fees and other service charges and fees. The increase in the checking and savings portfolios in terms of number of accounts in 2011 as compared to 2010 has been the main factor behind the additional collection of fees. With implementation of Regulation E on 8/15/2010, even the increase in the number of accounts was not enough to offset the regulation changes and year-to-date overdraft fee income is $47 thousand lower than during the same period last year. Increases came from debit card usage which is currently under regulatory scrutiny and has been impacted by a heavier volume of fraudulent activity on these cards in the second quarter of 2011. This revenue stream is very important to the Bank and the ability to offer ‘free’ checking accounts to our customers. Overall, non- interest income decreased and ended $727 thousand lower for the first six months of operations in 2011 as compared to 2010.

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

	(In Thousands)
	2011	2010
Beginning Balance, January 1	$2,178	$2,177

Capitalized Additions	129	168

Amortizations	(179)	(196)

Valuation Allowance	(2)	0

Ending Balance, June 30	$2,126	$2,149

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-interest Income (Continued)

As long as the opportunity exists for gains to be recognized from the sale of securities without impacting yield and extending the maturity duration too long, the Bank will continue to take advantage of it. This provides an opportunity for the Bank to offset the loss of noninterest income. The gain booked in 2010 was based on security sales of $28.3 million while 2011’s gain was based on security sales of $19.8 million. There were not any securities sold at a loss in either period. The sales during the second quarter of 2011 were mainly out-of-state municipalities which are not eligible for pledging in Ohio.

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

	( In Thousands)
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Net Unrealized gain on available-for-sale securities	$4,333	$858
Reclassification adjustment for gain on sale of available-for-sale securities	(372)	(518)

Net unrealized gains	3,961	340

Tax Effect	(1,347)	(116)

Other comprehensive income	$2,614	$224

Non-Interest Expense
Non-interest expense for the quarter ended June 30, 2011 was $298 thousand higher than for the same period of 2010. Salaries and wages were higher by $137 thousand during the quarter which was expected with the addition of the Hicksville office and the improved performance of the Company as a whole over 2010 and the likelihood of paying an incentive. Base pay was lower in 2011 than 2010.

Other general and administrative was higher during the quarter bringing the year-to-date comparison also higher. Driving this line item was loan collection expenses from legal fees to past due real estate fees as properties were moved and/or held in ORE. With respect to FDIC assessments, the expense is still large in 2011, though changes to the assessment calculation decreased for second quarter 2011 making the second quarter lower by $150 thousand and FDIC expense was approximately $84 thousand lower year-to-date than 2010. Continuing on the positive side, a smaller decrease of $62 thousand in comparing June 30, 2011 to June 30, 2010 was derived from a change in service bureaus for the Bank’s core operating system in first quarter 2010. The improvement continued even with the addition of the new branch office in July 2010.

Occupancy expense was higher by $286 thousand in the six months comparison of 2011 to 2010. The increase is partly attributed to the increase in the number of offices. Overall, non-interest expense was $298 thousand in the second quarter comparison but $71 thousand lower in the year-to-date comparison of 2011 to 2010. First quarter 2011 did include a reimbursement of $300 thousand in loan collection fees.

Net Income

Overall, net income was up $951 thousand for the six months ended June 30, 2011, compared to the same period of 2010. The improvement in asset quality that has occurred over the last half of 2010 and the first six months of 2011 along with lower loan balances enabled the Company to have $2.2 million less in provision expense in 2011 as compared to 2010. This coupled with the collection of nonaccrual interest income and reimbursement of collection costs offset the increased cost of ORE write-downs and losses. The gain on sale of investments obviously plays a role in the improvement and the Company is fortunate that the opportunity existed to capture income that has been used to offset the provision expense of the last two years. The decrease in net interest income for the quarter is proof of the importance of the effect of balance sheet mix as the decreased loan balances impacts overall asset yield. The movement of the one large credit to nonaccrual has impacted the second quarter and will continue to impact through the third quarter but should be fully collected during the fourth.

The Company remains positioned for continued improvement in the net interest margin while rates remain low, if loan demand would increase. It will be a challenge to maintain the margin once short term rates begin to rise. However, the Bank remains focused on improving the asset yield through improved asset quality and added spread to prime on variable loans. As an industry, the Company is also limited from achieving higher profitability by the cost of increased regulatory requirements such as Regulation E, Dodd-Frank Wall Street Reform and Consumer Protection Act and any other additional regulations that may be enacted during 2011 and their corresponding cost of compliance. The Company will continue to seek to enhance existing products and services to increase revenue, improve efficiency and increase customer satisfaction.

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

The Company employs a sensitivity analysis in the form of a net interest rate shock as shown in the following table.

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
	% Change				% Change
Net Interest	to	Rate	Rate	Cumulative	to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
2.90%	-7.75%	Rising	3.00%	24,977	-7.70%
2.99%	-4.85%	Rising	2.00%	25,723	-4.94%
3.07%	-2.28%	Rising	1.00%	26,410	-2.40%
3.14%	0.00%	Flat	0.00%	27,060	0.00%
3.11%	-0.81%	Falling	-1.00%	27,030	-0.11%
2.96%	-5.74%	Falling	-2.00%	25,970	-4.03%
2.80%	-10.92%	Falling	-3.00%	24,850	-8.17%
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

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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

.	Overall, what the chart shows is that the Company cannot remain stagnant in its choices. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.
ITEM 4 CONTROLS AND PROCEDURES
As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011.
PART II
ITEM 1 LEGAL PROCEEDINGS
None
ITEM 1A  RISK FACTORS
There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2010.
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			(c) Total Number of Shares		(d) Maximum Number of Shares
	(a) Total Number	(b) Average Price	Purchased as Part of Publicly		that may yet be purchased under
Period	of Shares Purchased	Paid per Share	Announced Plan or Programs		the Plans or Programs

4/1/2011 to 4/30/2011					195,000

5/1/2011 to 5/31/2011	5,000	$18.75	5,000

6/1/2011 to 6/30/2011	1,779	$18.40	1,779		188,221

Total	6,779	$18.66	6,779	(1)	188,221

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 21, 2011. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 21, 2011 and December 31, 2011.

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

Farmers & Merchants Bancorp, Inc.,
Date: July 27, 2011	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: July 27, 2011	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO