Form 10-Q
period 2011-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2011-11-04
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,691,622
Class	Outstanding as of October 27, 2011

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars)

	September 30, 2011	December 31, 2010
ASSETS:
Cash and due from banks	$13,987	$14,675
Interest bearing deposits with banks	16,668	14,312
Federal funds sold	7,749	14,392

Total cash and cash equivalents	38,404	43,379
Securities - available for sale (Note 2)	316,372	287,317
Other Securities, at cost	4,365	4,406
Loans, net (Note 4)	500,326	521,883
Bank premises and equipment	17,035	17,202
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,118	2,178
Other Real Estate Owned	3,855	4,468
Accrued interest and other assets	21,173	21,456

TOTAL ASSETS	$907,722	$906,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$75,511	$70,554
Interest bearing
NOW accounts	182,496	176,897
Savings	165,514	159,698
Time	296,064	317,364

Total deposits	719,585	724,513
Federal funds purchased and securities sold under agreement to repurchase	53,207	51,241
FHLB Advances	21,710	29,874
Dividend Payable	891	894
Accrued expenses and other liabilities	8,577	5,438

Total Liabilities	803,970	811,960

SHAREHOLDERS’ EQUITY:
Common stock, no par value - authorized 6,500,000 shares; issued 5,200,000 shares	12,677	12,677
Treasury Stock - 478,663 shares 2011, 465,326 shares 2010	(9,809)	(9,799)
Unearned Stock Awards 29,715 shares 2011, 27,675 shares 2010	(564)	(580)
Retained Earnings	94,502	91,567
Accumulated other comprehensive income	6,946	538

Total Shareholders’ Equity	103,752	94,403

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$907,722	$906,363

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2010 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
INTEREST INCOME:
Loans, including fees	$7,142	$8,310	$22,253	$24,878
Debt Securities:
U.S. Treasury securities	86	88	293	190
Securities of U.S. Government agencies	1,052	1,019	3,032	3,320
Obligations of states and political subdivisions	520	536	1,588	1,612
Dividends	43	48	140	144
Federal funds sold	3	11	12	17
Other	9	13	36	57

Total Interest Income	8,855	10,025	27,354	30,218
INTEREST EXPENSE:
Deposits	1,686	2,241	5,341	7,017
Federal Funds purchased and securities sold under agreements to repurchase	76	70	227	204
Borrowed funds	229	366	753	1,185

Total Interest Expense	1,991	2,677	6,321	8,406

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,864	7,348	21,033	21,812
PROVISION FOR LOAN LOSSES (Note 4)	93	1,200	1,522	4,875
NET INTEREST INCOME AFTER	—	—	—	—

PROVISION FOR LOAN LOSSES	6,771	6,148	19,511	16,937
NONINTEREST INCOME
Customer service fees	610	936	2,315	2,592
Other service charges and fees	908	789	2,521	2,212
Net gain (loss) on sale of other assets owned	(195)	(6)	(1,009)	(38)
Net gain on sale of loans	111	225	249	401
Net gain on sale of securities	132	438	504	956

Total Noninterest Income	1,566	2,382	4,580	6,123
NONINTEREST EXPENSE
Salaries and wages	2,377	2,184	6,785	6,516
Pension and other employee benefits	636	640	1,997	2,209
Occupancy expense (net)	358	232	1,128	716
Furniture and Equipment	315	434	1,059	1,282
Data processing	258	233	718	754
Franchise Taxes	225	208	667	655
FDIC Assessment	161	256	601	780
Mortgage servicing rights amortization	133	214	314	410
Other general and administrative	1,074	1,111	3,402	3,394

Total Noninterest Expense	5,537	5,512	16,671	16,716

INCOME BEFORE FEDERAL INCOME TAX	2,800	3,018	7,420	6,344
FEDERAL INCOME TAXES	719	821	1,791	1,548

NET INCOME	$2,081	$2,197	$5,629	$4,796

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains on securities	$3,794	$1,078	$6,408	$1,303

COMPREHENSIVE INCOME	$5,875	$3,275	$12,037	$6,099

NET INCOME PER SHARE	$0.44	$0.47	$1.20	$1.02
Weighted Average Shares Outstanding	4,687,169	4,710,402	4,688,731	4,724,988
DIVIDENDS DECLARED	$0.19	$0.18	$0.57	$0.54

No disclosure of diluted earnings per share is required as shares are antidilutive as of quarter end.

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,629	$4,796
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	894	1,048
Accretion and amortization of securities	2,146	999
Amortization of servicing rights	314	410
Amortization of core deposit intangible	234	157
Provision for loan losses	1,522	4,875
Gain on sale of loans held for sale	(249)	(401)
Originations of loans held for sale	(30,252)	(45,896)
Proceeds from sale of loans held for sale	32,018	46,073
Loss on sale of other assets	1,000	32
Gain on sale of investment securities	(504)	(956)
Change in Operating Assets and Liabilities, net	(301)	(1,822)

Net Cash Provided by Operating Activities	12,451	9,315
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities:
Maturities, prepayments and calls	28,621	75,705
Sales	30,376	55,700
Purchases	(79,935)	(173,887)
Proceeds from sale of assets	10	2
Additions to premises and equipment	(746)	(3,383)
Loan originations and principal collections, net	18,269	19,050

Net Cash (Used) in Investing Activities	(3,405)	(26,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(4,928)	36,875
Net change in short-term debt	1,966	5,299
Proceeds from issuance of long-term debt	—	9,000
Repayments of long-term debt	(8,164)	(8,200)
Purchase of Treasury stock	(220)	(388)
Cash dividends paid on common stock	(2,675)	(2,554)

Net Cash Provided by Financing Activities	(14,021)	40,032

Net Increase (Decrease) in cash and cash equivalents	(4,975)	22,534
Cash and cash equivalents - Beginning of year	43,379	33,648

Cash and cash equivalents - End of period	$38,404	$56,182

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$13,987	$14,754
Interest bearing deposits with banks	16,668	30,503
Federal funds sold	7,749	10,925

	$38,404	$56,182

Supplemental Information
Cash paid during the period for:
Interest	$6,460	$8,675

Income Taxes	$1,220	$1,245

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that are expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Loans

Most commercial, agricultural and real estate mortgage loans are made on a variable rate basis. For those variable rate loans that re-price frequently, and with no significant change in credit risk, fair values are based on carrying values.The fair values of the fixed rate and all other loans are estimated using discounted cash flow analysis. This is accomplished by using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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

Off Balance Sheet Financial Instruments

Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties’ credit standing.

The estimated fair values, and related carrying or notional amounts, for balance sheet financial instruments as of September 30, 2011 and December 31, 2010 are reflected below.

	(In Thousands)
	September 2011		December 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and Cash Equivalents	$38,404	$38,404	$43,379	$43,379
Securities - available for sale	316,372	316,372	287,317	287,317
Other Securities	4,365	4,365	4,406	4,406
Loans, net	500,326	500,763	521,883	520,766
Accrued interest receivable	4,250	4,250	4,036	4,036

Financial Liabilities:
Deposits	$719,585	$722,830	$724,513	$725,270
Short-term debt
Repurchase agreement sold	53,207	53,207	51,241	51,241
Federal Home Loan Bank advances	21,710	22,675	29,874	30,764
Accrued interest payable	332	332	471	471
Dividends payable	891	891	894	894

Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011, and the valuation techniques used by the Company to determine those fair values.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (Continued)

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)

September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets-Securities Available for Sale
U.S. Treasury	$26,829
U.S. Government agency	182,287
Mortgage-backed securities	39,195
State and local governments	—	$54,299	$13,762

Total Securities Available for Sale	$248,311	$54,299	$13,762

Liabilities	$—	$—	$—

December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets-Securities Available for Sale
U.S. Treasury	$32,279
U.S. Government agency	165,703
Mortgage-backed securities	24,531
State and local governments	—	$53,502	$11,302

Total Securities Available for Sale	$222,513	$53,502	$11,302

Liabilities	$—	$—	$—

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

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2011, such assets consist primarily of impaired loans and other real estate. The Company has established the fair values of these assets using Level 3 inputs, each individually described below.

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

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2011 (In Thousands)
	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,082	$—	$—	$7,082
Other real estate owned - residential mortgages	$1,069	$—	$—	$1,069
Other real estate owned - commercial	$2,786	$—	$—	$2,786

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (Continued)

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2010 (In Thousands)
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,369	$—	$—	$4,369
Other real estate owned - residential mortgages	$2,110	$—	$—	$2,110
Other real estate owned commercial	$2,328	$—	$—	$2,328

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

In connection with the purchase, the Bank recognized an addition to core deposit intangible by $1.09 million, which is being amortized on a straight line basis over the estimated remaining economic life of the deposits of 7 years.

On December 31, 2007 the Bank acquired 100% of the outstanding shares of Knisely Bank. $1.1 million was recognized as a core deposit intangible, which is being amortized on a straight line basis over the estimated remaining economic life of the deposits of 7 years.

The estimated amortization expense for the years ended December 31, 2010, 2009 and 2008 was $235, $157 and $157 thousand respectively. Amortization of these core deposit intangibles is scheduled to be as follows:

	(In Thousands)
	Knisley	Hicksville	Total
2011	$157	$155	$312
2012	157	155	312
2013	157	155	312
2014	157	155	312
2015	—	155	155
Thereafter	0	235	235

Total Core Deposit Intangible	$628	$1,010	$1,638

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

LOANS

NOTE 4 LOANS

Loan balances as of September 30, 2011 and December 31, 2010:

	(In Thousands)
Loans:	September 30, 2011	December 31, 2010
Commercial real estate	$201,167	$194,268
Agricultural real estate	31,806	33,650
Consumer real estate	80,607	86,036
Commercial and industrial	112,542	117,344
Agricultural	54,134	65,400
Consumer	23,996	29,008
Industrial Development Bonds	1,347	1,965

	$505,599	$527,671

Less: Net deferred loan fees and costs	(135)	(82)

	505,464	527,589
Less: Allowance for loan losses	(5,138)	(5,706)

Loans - Net	$500,326	$521,883

The following is a maturity schedule by major category of loans as of September 30, 2011:

		(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Commercial Real Estate	$25,389	$121,288	$54,490
Agricultural Real Estate	2,743	11,981	17,082
Consumer Real Estate	6,687	14,300	59,620
Commercial/Industrial	72,897	36,246	3,399
Agricultural	36,692	14,905	2,537
Consumer	5,453	16,643	1,765
Industrial Development Bonds	25	359	963

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2011. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$92,268	$108,899
Agricultural Real Estate	19,018	12,788
Consumer Real Estate	69,221	11,386
Commercial/Industrial	81,823	30,719
Agricultural	49,468	4,666
Consumer	19,556	4,305
Industrial Development Bonds	1,347	—

As of September 30, 2011 and 2010 one to four family residential mortgage loans amounting to $72.0 million and $76.5 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to a low of .76% as of the end of March 2011. At the end of the third quarter 2011, the percentage increased to 1.73% due mainly to the addition of one large agricultural related credit during the second quarter. A credit for which the Bank is fully collateralized and should be collected yet in 2011. Consumer delinquency continued to decrease and remained low. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by class or loans as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer real estate	$823	$21	$477	$1,321	$79,286	$80,607	$—
Agricultural real estate	—	—	223	223	31,583	31,806	—
Agricultural	—	—	4,577	4,577	49,557	54,134	—
Commercial Real Estate	212	46	1,085	1,343	199,824	201,167	—
Commercial and Industrial	761	420	100	1,281	112,608	113,889	—
Consumer	10	2	—	12	23,849	23,861	12

Total	$1,806	$489	$6,462	$8,757	$496,707	$505,464	$12

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer real estate	$610	$29	$169	$808	$85,228	$86,036	$—
Agricultural real estate	—	—	—	—	33,650	33,650	—
Agricultural	—	—	1,474	1,474	63,926	65,400	—
Commercial Real Estate	548	—	445	993	193,275	194,268	—
Commercial and Industrial	957	52	831	1,840	117,469	119,309	15
Consumer	147	6	33	186	28,740	28,926	33

Total	$2,262	$87	$2,952	$5,301	$522,288	$527,589	$48

The following table presents the recorded investment in nonaccrual loans by class or loans as of September 30, 2011 and December 31, 2010:

	(In Thousands)
	September 30 2011	December 31 2010
Consumer real estate	$696	$587
Agricultural real estate	223	531
Agricultural	4,577	1,474
Commercial Real Estate	1,085	1,705
Commercial and Industrial	100	1,543
Consumer	3	4

Total	$6,684	$5,844

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

The following table represents the risk category of loans by class based on the most recent analysis performed as of September 30, 2011 and December 31, 2010 (in thousands):

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
September 30, 2011
1-2	$998	$1,156	$720	$612	$188
3	12,329	23,024	26,447	22,746	727
4	17,167	24,894	161,807	78,828	432
5	182	331	6,079	4,894	—
6	1,130	4,721	6,114	5,462	—
7	—	8	—	—	—
8	—	—	—	—	—

Total	$31,806	$54,134	$201,167	$112,542	$1,347

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2010
1-2	$484	$109	$—	$341	$275
3	12,216	27,964	26,333	14,026	733
4	19,624	35,655	153,948	92,066	957
5	208	173	6,765	3,388	—
6	1,097	1,474	6,771	6,688	—
7	21	25	451	835	—
8	—	—	—	—	—

Total	$33,650	$65,400	$194,268	$117,344	$1,965

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grading as of September 30, 2011 and December 31, 2010.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	September 30 2011	December 31 2010
Grade
Pass	$80,128	$84,723
Special Mention (5)	0	387
Substandard (6)	131	639
Doubtful (7)	348	287

Total	$80,607	$86,036

	(In Thousands)
	Consumer Credit	Consumer Credit	Consumer Other	Consumer Other
	September 30 2011	December 31 2010	September 30 2011	December 31 2010
Performing	$3,351	$3,553	$20,460	$25,323
Nonperforming	0	6	50	44

Total	$3,351	$3,559	$20,510	$25,367

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Bank did classify approximately $3.5 million of its impaired loans as troubled debt restructured (TDR) during 2010 and this balance decreased to $3.2 million as of September 30, 2011 for those TDRs still current and accruing. The following table indicates the number of contracts and their corresponding balances which the Bank has classified as TDR.

September 30, 2011		Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Recorded Investment
Commercial Real Estate	5	$3,940	$3,255
Ag Real Estate	2	$154	$152
Commercial and Industrial	1	$148	$26

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial Real Estate	1	$207
Ag Real Estate	—	$—
Commercial and Industrial	—	$—

For the majority of the Bank’s impaired loans, the Bank will apply the observable market price methodology. However, the Bank may also utilize a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time for re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the

Bank may discount the collateral value used.

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge-off in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 120 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial and agricultural credits are charged down at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-off may be realized as further unsecured positions are recognized.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$—	$—	$—	$133	$12
Agriculture real estate	—	—	—	223	—
Agriculture	53,036	5,036	—	4,768	3
Commercial real estate	1,567	1,744	—	1,667	20
Commercial and industrial	—	—	—	1,840	1
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	479	492	101	382	2
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	—	—	—	154	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$479	$492	$101	$515	$14

Agriculture real estate	$0	$0	$0	$223	$0

Agriculture	$53,036	$5,036	$0	$4,768	$3

Commercial real estate	$1,567	$1,744	$0	$1,821	$20

Commercial and industrial	$0	$0	$0	$1,840	$1

Consumer	$0	$0	$0	$0	$0

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$—	$—	$—	$—	$—
Agriculture real estate	219	219	—	119	31
Agriculture	1,397	1,397	—	2,786	—
Commercial real estate	849	1,699	—	2,209	26
Commercial and industrial	—	—	—	2,221	2
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	671	701	66	1,375	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	5	1
Commercial real estate	476	476	73	296	1
Commercial and industrial	757	757	493	1,125	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$671	$701	$66	$1,375	$—

Agriculture real estate	$219	$219	$0	$119	$31

Agriculture	$1,397	$1,397	$0	$2,791	$1

Commercial real estate	$1,325	$2,175	$73	$2,505	$27

Commercial and industrial	$757	$757	$493	$3,346	$2

Consumer	$—	$—	$—	$—	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	September 30, 2011	December 31, 2010
Allowance for Loan Losses
Balance at beginning of year	$5,706	$6,008
Provision for loan loss	1,522	5,325
Loans charged off	(2,378)	(6,422)
Recoveries	288	795

Allowance for Loan & Leases Losses	$5,138	$5,706

Allowance for Unfunded Loan Commitments & Letters of Credit	$155	$153

Total Allowance for Credit Losses	$5,293	$5,859

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis related to the allowance for credit losses as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
September 30, 2011
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859
Charge Offs	(380)	—	(25)	(210)	(1,496)	(267)			($2,378)
Recoveries	48	—	65	30	11	134			$288
Provision	403	31	(116)	338	1,036	68	—	(238)	$1,522
Other Non-interest expense related to unfunded	$—	—	—	—	—	—	3	—	$3

Ending Balance	$329	$153	$251	$2,026	$1,905	$315	$156	$159	$5,294

Ending balance: individually evaluated for impairment	$101	—	—	—	$—	—			$101

Ending balance: collectively evaluated for impairment	$228	$153	$251	$2,026	$1,905	$315	$156	$159	$5,193

Ending balance: loans acquired with deteriorated credit quality	2	—	—	—	—	—			$2

FINANCING RECEIVABLES:
Ending balance	$80,607	$31,806	$54,134	$201,167	$113,889	$23,861			$505,464

Ending balance: individually evaluated for impairment	$479	$—	$5,036	$1,567	—	—			$7,082

Ending balance: collectively evaluated for impairment	$80,128	$31,806	$49,098	$199,600	$113,889	$23,861			$498,382

Ending balance: loans acquired with deteriorated credit quality	$986	$—	$—	$—	$—	$—			$986

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
December 31, 2010
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$439	$120	$647	$1,810	$2,494	$497	$227	$1	$6,235
Charge Offs	(507)	—	(136)	(1,147)	(4,188)	(444)	—	—	(6,422)
Recoveries	55	—	17	52	515	156	—	—	795
Provision	271	2	(201)	1,153	3,533	171	—	396	5,325
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(74)	—	(74)

Ending Balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859

Ending balance: individually evaluated for impairment	$66	—	—	$73	$493	—			$632

Ending balance: collectively evaluated for impairment	$190	$122	$327	$1,795	$1,861	$380	$153	$397	$5,226

Ending balance: loans acquired with deteriorated credit quality	$2	—	—	—	—	$2			$4

FINANCING RECEIVABLES:
Ending balance	$75,785	$34,446	$65,400	$204,327	$119,262	$28,451			$527,671

Ending balance: individually evaluated for impairment	$671	$219	$1,397	$1,325	$757	—			$4,369

Ending balance: collectively evaluated for impairment	$75,114	$34,227	$64,003	$203,002	$118,505	$28,451			$523,302

Ending balance: loans acquired with deteriorated credit quality	$987	—	—	—	—	$156			$1,143

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Bank’s underwriting policies exercised through established procedures facilitates operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been not to promote innovative, unproven credit products which will not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years they automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank does also retain the servicing on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by these agencies.

The Bank does not fund sub-prime loans. Sub-prime loans are characterized as a lending program or strategy that target borrowers who pose a significantly higher risk of default than traditional retail banking customers.

Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:

Commercial Real Estate –Construction, purchase, and refinance of business purpose real estate. Risks include loan amount in relation to construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in orderly fashion, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.

Agricultural Real Estate – Purchase of farm real estate or for permanent improvements to the farm real estate. Cash flow from the farm operation is the repayment source and is therefore subject to the financial success of the farm operation.

Consumer Real Estate – Purchase, refinance, or equity financing of one to four family owner occupied dwelling. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and others.

Commercial/Industrial – Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition. Risks include adequacy of cash flow, reasonableness of profit projections, financial leverage, economic trends, management ability, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.

Agricultural – Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmers ability to hedge their position by using the future contracts. The risk related to weather is often mitigated by requiring federal crop insurance.

Consumer – Funding for individual and family purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and others.

Industrial Development Bonds – Funds for public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.

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

Equipment:

New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value
Restaurant equipment up to 35% of market value
Heavy trucks, titled trailers, NTE 75% LTV and aircraft up to 75% of appraised value

Risks are mitigated through an adherence to Loan Policy with exceptions being recorded and approved by Senior Management or committees comprised of Senior Management. Loan Policy defines parameters to essential underwriting guidelines such as loan-to-value ratio, cash flow and debt-to-income ratio, loan requirements and covenants, financial information tracking, collection practice and others. Limitation to any one borrower is defined by the Bank’s legal lending limits and is stated in policy. On a broader basis, the Bank restricts total aggregate funding in comparison to Bank capital to any one business and agricultural sector by an approved sector percentage to capital limitation.

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

2011 IN REVIEW

The impact of new legislation, such as Health Care and Dodd-Frank Financial Reform (collectively, “Financial Reform legislation”), weighs heavily on the minds of bankers along with their customers during its implementation. Legislation has impacted the collection of fees as related to discretionary overdraft protection during the first half of 2011. A carve out of limited regulation for banks under $10 billion in assets as it relates to debit interchange fees may help to maintain the debit card program through the remainder of 2011. However, the primary concerns at this point are the impact on future revenues and expenses and how quickly it will be felt should the carve out provide only short term relief.

Short-term rates remain low and are expected to remain low throughout 2011. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield while modestly increasing the duration of the investment portfolio. As of September 30, 2010, the favorable gain produced from the sale of securities was $956 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. As of September 30, 2011, the favorable gain was at $504 thousand and the securities sold were out of state municipals and agencies. The Bank was able to continue to capitalize on the steepness of the yield curve throughout 2011.

During the first quarter of 2011, the Bank received a payoff on a large nonaccrual loan. The collection of which included over $600 thousand of interest and a reimbursement of over $300 thousand in legal fees. The collection process took almost three years to complete. This boost to income is evident throughout from net interest margin, improved asset quality to lower non-interest expense for the quarter. It also offsets tightening margins due to soft loan demand and high liquidity caused from higher deposit growth. As was expected, the second and third quarter numbers, as they relate to interest earnings, were lower in yield than first quarter without an additional large influx of nonaccrual interest collection. However, the Bank was able to realize improvement in a lower loan provision requirement. In comparing to a year ago, provision expense was $3.35 million lower for nine months and $1.1 million lower in comparing third quarter 2011 performance to third quarter 2010. This contributed to ROA and ROE remaining higher than a year ago. Unfortunately, another large large agricultural credit was placed in collection and on non-accrual during the second quarter. While the Bank expects to collect all principal, fees and interest owed on this credit, this has again impacted the short term performance. Unlike the previous mentioned credit collection, the collection of this credit should occur within the current year and not extend over a three year process.

A large amount of write-downs and losses on the sale of other real estate owned (ORE) hampered 2011 as compared to the same time period 2010. The balance at $3.9 million is almost $1.3 million higher as of September 30, 2011 compared to September 30, 2010. While September 30, 2010 recognized $31.7 thousand in losses from sales of ORE, as of September 30, 2011, the Bank has recognized $1.0 million in a compilation of write -downs and losses on ORE. This impact is evident in the lower non-interest income for both the third quarter and year-to-date financials of 2011.

The Bank’s local service area has experienced a very slight improvement in employment rates from mid year 2010 through current 2011. The improvement is not considered significant at this time as unemployment remains close to, if not in, double digits in most of the Company’s market areas. The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of September 30, 2011 to that of December 31, 2010, the liquidity of the Bank has increased by approximately $24 million and remains strong with additional funds being moved from short-term Bank deposits and Federal Funds sold to a higher yielding security portfolio. The Bank has taken advantage of the Federal Reserve paying interest on its checking account and also placed funds in term deposits at a correspondent bank. The Bank also expects to receive additional payoffs from a few larger loans that along with security sales may be used to fund new loan growth.

Overall, cash and cash equivalents decreased almost $5 million and securities increased $29 million over yearend 2010. The Company’s increased liquidity came from a decrease of almost $21.5 million in the Bank’s loan portfolio due to regular payments, paydowns on line usage, payoffs and charge offs. An additional correspondent bank relationship was formed giving the Bank access to another $18 million of unsecured borrowing capacity bringing the total access to $45 million of unsecured borrowings through correspondent banks and over $116.6 million of unpledged securities which may be sold or used as collateral. During the third quarter, $41 thousand of Federal Home Loan Bank stock was redeemed. This stock was acquired in the Knisely acquisition and was already scheduled for redemption. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts which follow do not include stock.

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

September 30, 2011	(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	(4)	2,020	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	—	—	—	—

The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of September 30, 2011.

September 30, 2011	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$26,126	$703	$—	$26,829
U.S. Government agency	178,481	3,810	(4)	$182,287
Mortgage-backed securities	37,640	1,555	—	$39,195
State and local governments	63,601	4,460	—	$68,061

	$305,848	$10,528	$(4)	$316,372

The following table shows the maturity schedule of the security portfolio with the largest portion due within less than 5 years. Management feels confident that loan growth can easily be funded from an orderly runoff of the investment portfolio.

	(In Thousands)
	September 30, 2011
	Amortized Cost	Fair Value
One year or less	$11,124	$11,216
After one year through five years	203,063	208,192
After five years through ten years	38,489	40,311
After ten years	15,532	17,458

Subtotal	$268,208	$277,177
Mortgage Backed Securities	37,640	39,195

Total	$305,848	$316,372

As previously stated, net loans show a decrease of $21.5 million for the nine months ended September 30, 2011. $2.4 million was charged-off during the nine month period indicating the decrease was not all due to having been charged-off. The balance of the decrease in loans was due to the payoff or refinancing of troubled loans. The loan watch list increased slightly, which included $5 million in new loans added to the list and a reduction of existing watch list loans of nearly the same amount. The $5 million added to the watch list was represented by mainly one relationship of which full payment is expected to be received in fourth quarter 2011.

The chart below shows the breakdown of the loan portfolio by category less deferred loan fees and costs as of September 30 for the last three years.

	(In Thousands)
	September-11 Amount	September-10 Amount	September-09 Amount
Commercial Real Estate	$201,167	$215,142	$214,849
Agricultural Real Estate	31,806	35,820	41,045
Consumer Real Estate	80,607	88,721	98,599
Commercial and Industrial	112,542	117,625	120,543
Agricultural	54,134	58,057	59,813
Consumer, Overdrafts and other loans	23,861	29,267	32,581
Industrial Development Bonds	1,347	2,182	2,552

Total Loans	$505,464	$546,814	$569,982

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

All categories of loans experienced a decrease in balances over the time periods shown.

Overall, total assets of the Company increased $1.4 million from December 31, 2010 to September 30, 2011.

Deposits decreased $4.9 million in total from December 31, 2010. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. The success of this product is also the reason for the continued movement of deposits out of Certificates of Deposit to interest bearing transaction accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. KASASA Saver, whose product utilizes a higher yielding rate than the Bank’s regular saving account, is the reason behind the retention of dollars in savings. These continue to be the deposit of choice and attract not only new money from existing customers but new customers to the Bank.

The Certificate of Deposit (COD) portfolio has decreased $21.3 million during the first nine months of 2011 which is helping to decrease the cost of funds, as demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION - Interest Expense”.

The Bank paid off $8.2 million in FHLB advances which had matured during 2011 and securities sold under agreement to repurchase increased almost $2.0 million during the first nine months of 2011 as compared to yearend.

Capital increased approximately $9.3 million from year-end during the nine months of 2011. Positive earnings and a large increase in accumulated other comprehensive income are the factors behind the increase. Comprehensive income increased $6.4 million even with the shift of $504 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid increased 4.7% during the period as compared to first nine months of 2010.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.67%
Tier I Leverage Ratio	10.15%
Risk Based Capital Tier I	15.07%
Total Risk Based Capital	15.94%
Stockholders’ Equity/Total Assets	11.43%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Interest Income

Annualized interest income and yield on earning assets is down in 2011 as compared to September 30, 2010. While total assets were only slightly higher than yearend, the decrease in interest income resulted primarily from the transition of the Company’s earning assets from high yield to lower yield assets. As the table that follows confirms, the shift of funds within the interest earning portfolios of loans to investments caused a lower yield thereby causing lower interest income. The increased volume in the security portfolio, however, did not offset the loss in interest income due to rate changes. Nor was the spread between cash and investments as large as the spread between loans and investments. The portfolio was also impacted by calls due to the low rate environment.

The Bank worked to minimize the impact of the low rate environment on its loan portfolio with the use of floors on renewed and new loans. 2011 loan yield was positively impacted by the collection of nonaccrual interest and adjustments to the Farmer Mac portfolio, which is a loan participation program that generated additional interest income in first quarter 2010. To protect the yield, the Bank is working to add spread to the margin on the variable rate loans so that when prime does adjust up, the Bank’s rate also adjusts up over the floor. Overall, interest income from loans was down $2.6 million in comparing the nine months ended September 30, 2011 to same period for 2010 and due to the decrease in balances and lower interest rates.

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

Total interest income was down almost $2.9 million, of which $2.6 million was from loans, in comparing the first nine months of 2011 to the first nine months of 2010. Loans were the largest asset that decreased in volume which emphasizes the importance of growing loans as it is the highest yielding earning asset. The overall asset yield also decreased 62 basis points between the two periods which was consistent with last quarter’s comparison.

	(In Thousands)
	September 30, 2011			September 30, 2010
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Earning Assets:
Loans	$506,045	$22,253	5.90%	5.99%
Taxable Investment Securities	254,488	3,573	1.87%	2.94%
Tax-exempt Investment Securities	60,836	1,480	4.91%	5.40%
Fed Funds Sold & Interest Bearing Deposits	31,050	48	0.21%	0.24%

Total Interest Earning Assets	$852,419	$27,354	4.42%	5.04%

Change in September 30, 2011 Interest Income Compared to September 30, 2010 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$(2,625)	$(1,491)	$(1,134)
Taxable Investment Securities	(135)	808	(943)
Tax-exempt Investment Securities	(78)	62	(140)
Fed Funds Sold & Interest Bearing Deposits	(26)	(10)	(16)

Total Interest Earning Assets	$(2,864)	$(631)	$(2,233)

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts above.

Interest Expense

Interest expense continued to be lower than the comparable nine months from 2010. Interest expense related to deposits was down $1.7 million while the average interest-bearing deposit balance increased by $32.8 million in comparing the balances of each first nine months. Approximately $28 million of the growth came through the purchase of the Hicksville office. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than 12 months. However, depositors continue to place more funds in shorter term deposits or move elsewhere. KASASA Cash and Saver helped to increase the savings deposit balances as seen in the increase due to volume.

Interest on borrowed funds was $432 thousand lower for the nine month periods ended September 30, 2011 and 2010. Additional borrowings from Federal Home Loan Bank in the amount of $9 million were taken in the first quarter of 2010, and $13 million of higher priced advances matured the remaining quarters of 2010. In third quarter 2011, $5 million of borrowings were paid off. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. Fed Funds Purchased and Securities Sold under Agreement to Repurchase was higher in 2011 than 2010 mainly through an increase in balances.

The decrease in interest expense did not outpace the decrease in interest income as it did last year and remains a focus for improvement in 2011. Asset yield decreased 62 basis points while cost of funds decreased 44 basis points. The main focus is to increase asset yield by using excess cash and investments to fund loan growth.

	(In Thousands)
	September 30, 2011			September 30, 2010
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Bearing Liabilities:
Savings Deposits	$348,647	$1,684	0.64%	0.72%
Other Time Deposits	304,084	3,656	1.60%	2.25%
Other Borrowed Money	28,356	753	3.54%	3.95%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	50,385	227	0.60%	0.60%

Total Interest Bearing Liabilities	$731,472	$6,320	1.15%	1.59%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Interest Expense (Continued)

Change in September 30, 2011 Interest Expense Compared to September 30, 2010 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$67	$159	$(92)
Other Time Deposits	(1,743)	(132)	(1,611)
Other Borrowed Money	(432)	(206)	(226)
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	23	16	7

Total Interest Bearing Liabilities	$(2,085)	$(163)	$(1,922)

Net Interest Income

Net interest income is lower in three and nine month comparisons, reversing the positive position of the first quarter’s comparison. This comes as no surprise as the first quarter 2011 was boosted by the collection of $600 thousand of nonaccrual interest income and the second quarter 2011 had an increase in the nonaccrual loan balances of almost $5 million without collection of a significant amount of interest. (Accrued interest is reversed when a loan is placed into nonaccrual status.)

Net interest income, in comparison to 2010, should increase by yearend as the Bank continues to work to increase interest income by reducing the amount of nonaccrual loans, fully expecting to collect on the additional $5 million that was placed into nonaccrual during the second quarter and attempting to add spread on renewing loans. Interest expense on time deposits should also continue to show a decrease until depositors begin to transition back into longer-term deposits. If and when rates begin to rise, the challenge will be to delay the pricing up of deposits.

Provision Expense

Provision for loan loss was almost $3.4 million lower for the nine months ended September 30, 2011 as compared to the same 2010 period. The decrease in the average balance in nonaccrual loans, along with improving asset quality and low loan growth warranted the lower provision to the loan loss reserve. The balance in nonaccrual loans decreased $5.3 million as of September 30, 2011 as compared to the balances as of September 30, 2010. The overall loan portfolio was also $41.4 million lower as of September 2011 compared to September 30, 2010. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As charts below will show for 2011, a large portion of the current provision was also to replace the reserve balance depleted from net charge-offs during the period. The longer the economy struggles, the more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses.

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

Looking at the balance in impaired loans, it shows the Bank has recognized an increase in the overall balance of impaired loans when looking at December 2010 compared to September 2011. However, two positive factors can also been seen: A decrease in the current average balance during 2011 and a decrease in the impaired loans with a valuation allowance balance. These are due mainly to the collection of principal from the sale of collateral from one borrower and the remainder from charge-off activity within this classification of loans.

An increase in the impaired loans without a valuation allowance relates to one relationship of approximately $5 million which the Bank expects to be fully collectible based on collateral valuation.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

The following table tracks the change in impaired loans and their valuation allowance along with nonaccrual balances as of September 30, 2011 and December 31, 2010 upon which the previous comments were made.

	(In Thousands)
	Nine months September 30, 2011	Year Ended December 31, 2010
Impaired loans without a valuation allowance	$6,734	$2,849
Impaired loans with a valuation allowance	348	1,520

Total impaired loans	$7,082	$4,369

Valuation allowance related to impaired loans	$101	$632
Total non-accrual loans	$6,684	$5,844
Total loans past-due ninety days or more and still accruing	$12	$48
Average investment in impaired loans	$7,441	$10,136

The Bank did classify almost $3.2 million of its current and accruing loans as troubled debt restructured during the third quarter of 2011, down from $3.5 million at December 31, 2010.

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

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

	(In Thousands)
	September-11	September-10	September-09
Loans	$505,464	$546,814	$560,823

Daily average of outstanding loans	$506,045	$557,001	$558,951

Allowance for Loan Losses - Jan 1	$5,706	$6,008	$5,497
Loans Charged off:
Commercial Real Estate	210	205	—
Ag Real Estate	—	—	—
Consumer Real Estate	380	423	284
Commercial and Industrial	1,496	3,413	620
Agricultural	24	100	198
Consumer & other loans	268	320	262

	2,378	4,461	1,364

Loan Recoveries
Commercial Real Estate	30	51	—
Ag Real Estate	—	—	—
Consumer Real Estate	48	54	6
Commercial and Industrial	11	363	17
Agricultural	65	6	2
Consumer & other loans	134	109	119

	288	583	144

Net Charge Offs	2,090	3,878	1,220
Provision for loan loss	1,522	4,875	3,170
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - September 30	$5,138	$7,005	$7,447
Allowance for Unfunded Loan Commitments & Letters of Credit September 30	156	189	286

Total Allowance for Credit Losses - September 30	$5,294	$7,194	$7,733

Ratio of net charge-offs to average Loans outstanding	0.41%	0.71%	0.22%

Ratio of Allowance for Loan Loss to Nonperforming Loans	76.87%	58.46%	42.59%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

	September-2011		September-2010
	Amount (000’s)	% of Portfolio	Amount (000’s)	% of Portfolio
Balance at End of Period Applicable To:
Commercial Real Estate	$2,026	39.80	$2,953	38.54
Ag Real Estate	153	6.29	140	6.42
Consumer Real Estate	329	15.95	298	17.91
Commercial and Industrial	1,905	22.27	2,908	21.07
Agricultural	251	10.71	288	10.34
Consumer, Overdrafts and other loans	315	4.72	395	5.33
Unallocated	159	0.27	23	0.39

Allowance for Loan & Lease Losses	$5,138		$7,005
Off Balance Sheet Commitments	$156		$189

Total Allowance for Credit Losses	$5,294		$7,194

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to 1.73% as of the end of September 2011. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-interest Income

Non-interest income was lower for the nine months ended September 30, 2011 as compared to same period in September 30, 2010. 2011 has been hurt from the loss on other assets owned of $1.0 million. This has come from not only sales but from write-downs to the Bank’s ORE as new appraisals have been obtained. While both years show this line item in a loss position, 2011 is higher by $968 thousand. The total $1.0 million in the line item is made up of loss on sale of ORE and loss on sale or disposal of fixed assets. Somewhat offsetting this loss is the gain on sale of securities, $504 thousand so far in 2011 and $956 thousand for the nine month period ended September 30, 2010.

Improvement in non-interest income was reached in other service charges and fees. The increase in the checking and savings portfolios in terms of number of accounts in 2011 as compared to 2010 has been the main factor behind the additional collection of fees. With implementation of Regulation E on 8/15/2010, the increase in the number of accounts was not enough to offset the regulation changes and year-to-date overdraft fee income is $48 thousand lower than during the same period last year. Increases came from debit card usage which is currently under regulatory scrutiny and has been impacted by a heavier volume of fraudulent activity on these cards in the second and third quarter of 2011. This revenue stream is very important to the Bank and its ability to offer ‘free’ checking accounts to our customers. Overall, non- interest income decreased and ended $1.5 million lower for the first nine months of operations in 2011 as compared to 2010.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights which is reported as an “other asset” on the balance sheet. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. A slight impairment in the valuation of the seven and ten year segment occurred in third quarter 2011.

	(In Thousands)
	2011	2010
Beginning Balance, January 1	$2,178	$2,177
Capitalized Additions	254	420
Amortizations	(306)	(410)
Valuation Allowance	(8)	0

Ending Balance, September 30	$2,118	$2,187

Of concern for the remainder of the year is the impact of recently amended Federal Reserve Regulation E on overdraft revenue and the cost of compliance. Regulation E continues to be modified and costs are being incurred that reduce revenue. At this point in time, the Bank is also concerned with changes to interchange fees and the potential loss of revenue.

As long as the opportunity exists for gains to be recognized from the sale of securities without impacting yield and extending the maturity duration too long, the Bank will continue to take advantage of it. This provides an opportunity for the Bank to offset the loss of noninterest income. The gain booked in 2010 was based on security sales of $28.3 million while 2011’s gain was based on security sales of $30.4 million. There were not any securities sold at a loss in either period.

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

	(In Thousands)
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net Unrealized gain on available-for-sale securities	$10,213	$2,930
Reclassification adjustment for gain on sale of available-for-sale securities	(504)	(956)

Net unrealized gains	9,709	1,974

Tax Effect	(3,301)	671

Other comprehensive income	$6,408	$1,303

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-Interest Expense

Non-interest expense for the quarter ended September 30, 2011 was only $25 thousand higher than for the same period of 2010. Salaries and wages were higher by $193 thousand during the quarter which was expected with the addition of the Hicksville office and the improved performance of the Company as a whole over 2010 and the likelihood of paying an incentive. Base pay was lower in 2011 than 2010.

Other general and administrative was lower during the quarter bringing the year-to-date comparison also lower. Driving this line item was a reduction in loan collection expenses from legal fees to past due real estate fees as properties were moved and/or held in ORE. With respect to FDIC assessments, the expense is still large in 2011, though changes to the assessment calculation decreased starting with second quarter 2011 making the second quarter lower by $150 thousand and third quarter lower by $95 thousand. FDIC expense was approximately $179 thousand lower year-to-date than 2010. Continuing on the positive side, a smaller decrease of $36 thousand in comparing September 30, 2011 to September 30, 2010 was derived from a change in service bureaus for the Bank’s core operating system in first quarter 2010. The improvement continued even with the addition of the new branch office in July 2010 and an increasing customer base.

Occupancy expense was higher by $412 thousand in the nine months comparison of 2011 to 2010. The increase is partly attributed to the increase in the number of offices. Overall, non-interest expense was $25 thousand higher in the third quarter comparison but $45 thousand lower in the year-to-date comparison of 2011 to 2010. First quarter 2011 did include a reimbursement of $300 thousand in loan collection fees.

Net Income

Overall, net income was up $833 thousand for the nine months ended September 30, 2011, compared to the same period of 2010. The improvement in asset quality that has occurred over the last half of 2010 and the first nine months of 2011 along with lower loan balances enabled the Company to have $3.4 million less in provision expense in 2011 as compared to 2010. This coupled with the collection of nonaccrual interest income and reimbursement of collection costs offset the increased cost of ORE write-downs and losses. The gain on sale of investments obviously plays a role in the improvement and the Company is fortunate that the opportunity existed to capture income that has been used to offset the provision expense of the last two years. The decrease in net interest income for the quarter is proof of the importance of the effect of balance sheet mix as the decreased loan balances impacts overall asset yield. The movement of the one large credit to nonaccrual has impacted the second and third quarter but should be fully collected during the fourth.

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

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

The Company employs a sensitivity analysis in the form of a net interest rate shock as shown in the following table.

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate
2.86%	-6.78%	Rising	3.00%	24,879	-6.40%
2.92%	-4.54%	Rising	2.00%	25,428	-4.33%
2.99%	-2.47%	Rising	1.00%	25,943	-2.39%
3.06%	0.00%	Flat	0.00%	26,579	0.00%
3.02%	-1.50%	Falling	-1.00%	26,250	-1.24%
2.89%	-5.71%	Falling	-2.00%	25,251	-5.00%
2.71%	-11.43%	Falling	-3.00%	23,843	-10.29%

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There have been no significant changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011.

PART II

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2010.

PART II OTHER INFORMATION (Continued)

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2011 to 7/31/2011				188,221
8/1/2011 to 8/31/2011				188,221
9/1/2011 to 9/30/2011				188,221

Total				188,221

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 21, 2011. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 21, 2011 and December 31, 2011.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	REMOVED AND RESERVED

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification -CEO

31.2	Rule 13-a-14(a) Certification -CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: October 27, 2011	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen President and CEO

Date: October 27, 2011	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker Exec. Vice-President and CFO