Form 10-K
period 2011-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2012-02-24
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 0-14492

FARMERS & MERCHANTS BANCORP, INC.

OHIO	34-1469491
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

307 North Defiance Street Archbold, Ohio	43502

(Address of principal Executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 446-2501

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common shares without par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $83,117,871.75

As of February 24, 2012, the Registrant had 5,200,000 shares of common stock issued of which 4,682,622 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

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

For a discussion of the general development of the Company’s business throughout 2011, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2011 in Review”.

Nature of Activities

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continued to experience high but declining unemployment. After reaching a high of 11% unemployment for Ohio in March, 2010, the unemployment rate decreased in each of the ensuing months and closed the 2011 year at 8.1% for Ohio and 9% for Indiana. The agricultural industry continued its strong performance in 2011. Automotive showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving, however borrowing activity remains sluggish. 1-4 family residential and construction remain weak. The consumer confidence increased from an average of 45% in 2009 to 53% in 2010 and December, 2011 topped 64.5%.

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

The Bank does not have a program to fund sub-prime loans. Sub-prime loans are characterized as a lending program or strategy that target borrowers who pose a significantly higher risk of default than traditional retail banking customers.

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

Agricultural: Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmer’s ability to hedge their position by the using future contracts. The risk related to weather is often mitigated by requiring federal crop insurance.

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

At December 31, 2011, we had 261 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2010 and December 31, 2011 are summarized in the table included in Note 14 to the consolidated financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2011 the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

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

Deposit Insurance Assessments

The deposits of the Company’s banking subsidiary are insured up to the regulatory limits set by the FDIC. Prior to April 1, 2011, deposits were subject to deposit insurance assessments based on the Federal Deposit Insurance Reform Act of 2005 which was effective on April 21, 2006. The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium (assessment). The amount assessed to each institution was based on statutory factors that included the balance of insured deposits, as well as the degree of risk the institution posed to the DIF. The FDIC assessed higher rates to those institutions that posed greater risks to the insurance fund.

In order to recapitalize and restore the DIF, the FDIC initially established a Restoration Plan in October 2008 to return the DIF to the statutorily mandated minimum reserve ratio of 1.15 percent within five years. Since 2008 and due to the extraordinary circumstances facing the banking industry, the FDIC imposed an emergency special assessment in 2009 and continued to make further amendments to it Restoration Plan by extending the restoration period for the DIF, increasing the premium assessments, and changing how regular deposit insurance premiums are assessed.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. Key requirement from the Dodd-Frank Act resulted in the FDIC’s adoption of new rules in February 2011 regarding Assessments, Dividends, Assessment Base, and Large Bank Pricing. The new rules implemented the following changes: (1) redefined the definition of an institution’s deposit insurance assessment base from one based on domestic deposits to one based on assets now defined as “average consolidated total assets minus average tangible equity”; (2) changed the assessment rate adjustments to better account for risk based on an institution’s funding sources; (3) revised the deposit insurance assessment rate schedule in light of the new assessment base and assessment rate adjustments; (4) implemented Dodd-Frank Act dividend provisions; (5) revised the large insured depository institution assessment system to better differentiate for risk and to take into account losses the FDIC may incur from large institution failures; and (6) provided technical and other changes to the FDIC’s assessment rules. Though deposit insurance assessments maintain a risk-based approach, the FDIC imposed a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. The rules became effective April 1, 2011 implementing the revised assessment rate schedule for the quarter beginning April 1, 2011. The revised assessment rate schedule was used to calculate the June 30, 2011 assessments which were due September 30, 2011 and subsequent quarterly assessments thereafter.

Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s future deposit insurance assessments has been and should continue to be favorable.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Provisions regarding rules for interchanges fees on electronic debit transactions must be effective by October 1, 2011. Other provisions which, though intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements. The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small - adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies was completed on July 21, 2011. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), and the Truth in Lending Act.

The Bureau has issued a Notice regarding the Streamlining of Inherited Regulations. Suggestions from the public are requested regarding the streamlining of regulations inherited from the other Federal agencies due to the transfer of authority. The notice also sought suggestions for practical measures that would make complying with the regulations easier. In addition to the Notice of Streamlining of Inherited Regulations, the Bureau is currently republishing the regulations implementing the consumer financial protection laws. Issuance of Interim Final Rules for each regulation with a request for public comment provide for technical and conforming changes to reflect the transfer of authority and certain other non-substantive changes to the regulations made by the Dodd-Frank Act. Currently the Bureau is testing prototypes designs for a combined initial mortgage loan disclosure and a combined closing mortgage loan disclosure. This involves combining two key federal disclosures into a single mortgage disclosure form that is intended to be easy for the consumer to understand and will also make compliance easier. The public is invited to review and comment on what works. The Bureau has also issued a prototype of a shorter, simpler credit card agreement for public comment and review. The intent is to help consumers better understand their credit card agreements. The Bureau’s website (www.consumerfinance.gov) serves as a resource for submission of credit card complaints and mortgage complaints. Review and revision of current financial regulations in conjunction with added new financial service regulations will heighten the regulatory compliance burden and increase litigation risk for the banking industry.

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

Available Information

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

Please see the Consolidated Financial Statements provided under Part II, Item 8 of this Form 10-K for information regarding the Company’s revenues from external customers, profits, and total assets for and as of, respectively, the fiscal year ended December  31, 2011.

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

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” Over the last few years, the Bank, along with most other financial institutions, has experienced a “margin squeeze” as drastic interest rate decreases have made it difficult to maintain a more favorable net interest spread. During 2011, the Bank’s margin and spread tightened slightly as the rate environment remained low and flat. Maturities of higher rate deposits aided the decrease in cost of funds.

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

Officers, other than executive, receive incentive pay based on additional criterion. The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals. Officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. An average of four goals were given to each officer in 2011. Officers are paid cash incentives based on the year end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

ITEM 4. Mine Safety Disclosures

None.

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

There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

Stock Prices 2011
Quarter	Low	High
1st	$17.65	$19.00
2nd	17.45	18.75
3rd	17.25	18.74
4th	17.11	17.96

Stock Prices 2010
Quarter	Low	High
1st	$16.00	$19.00
2nd	17.00	20.00
3rd	17.95	19.45
4th	16.95	18.75

The Company utilizes Registrar and Transfer Company as its transfer agent.

As of January 27, 2012 there were 2,040 record holders of our common stock.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2011. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2006 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

I. Year 2006 as the Base

	2006	2007	2008	2009	2010	2011

FMSB	100.00	93.26	95.18	81.96	92.72	94.15

NASDAQ - COMPOSITE	100.00	110.63	66.60	96.61	114.00	113.13

NASDAQ-BANK INDEX	100.00	80.38	63.34	52.94	60.35	54.04

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2011 and 2010 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2011	0.19	0.19	0.19	0.19	0.76
2010	0.18	0.18	0.18	0.19	0.73

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

Dividends declared during 2011 were $0.76 per share totaling $3.56 million, 4.11% higher than 2010 declared dividends of $0.73 per share. During 2011, the Company purchased 16,779 shares and awarded 11,000 shares to 56 employees and 778 shares were forfeited under its long term incentive plan. At year end, 2011, the Company held 483,663 shares in Treasury stock and 29,715 in unearned stock awards.

Dividends declared during 2010 were $0.73 per share totaling $3.44 million, 1.39% higher than 2009 declared dividends of $0.72 per share. During 2010, the Company purchased 48,130 shares and awarded 10,150 restricted shares to 53 employees under its long term incentive plan. 1,575 shares were forfeited during 2010. At year end 2010, the Company held 477,106 shares in Treasury stock and 28,925 in unearned stock awards.

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. On January 20, 2012, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 20, 2012 and ending December 31, 2012.

Primary Ratio	10.80%
Tier I Leverage Ratio	10.25%
Risk Based Capital Tier I	15.66%
Total Risk Based Capital	16.54%
Stockholders’ Equity/Total Assets	11.39%

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Share Repurchase Authorization
10/1/2011 to 10/31/2011	—	—	—	188,221
11/1/2011 to 11/30/2011	5,000	$17.96	5,000	183,221
12/1/2011 to 12/31/2011	0	0	0	183,221

Total (I)	5,000	$17.96	5,000	183,221

(1)	The Company purchased shares in the market pursuant to stock repurchase program publicly announced on January 21, 2011. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 21, 2011 and December 31, 2011. 5,000 shares were repurchased in the fourth quarter. In total for 2011, 16,779 shares were repurchased.

Reclassification

Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform with the 2011 presentation.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statement of Income - UNAUDITED

	(In Thousands, except share data)
	2011	2010	2009	2008	2007
Summary of Income:
Interest income	$36,660	$39,893	$41,114	$43,824	$45,424
Interest expense	8,156	10,863	13,220	18,101	21,722

Net Interest Income	28,504	29,030	27,894	25,723	23,702
Provision for loan loss	1,715	5,325	3,558	1,787	871

Net interest income after provision for loan loss	26,789	23,705	24,336	23,936	22,831
Other income (expense), net	(15,382)	(14,342)	(15,256)	(14,763)	(12,269)

Net income before income taxes	11,407	9,363	9,080	9,173	10,562
Income taxes	2,893	2,382	2,475	2,450	2,828

Net income	$8,514	$6,981	$6,605	$6,723	$7,734

Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$1.82	$1.48	$1.39	$1.39	$1.52

Dividends	$0.76	$0.73	$0.72	$0.68	$0.64

Weighted average number of shares outstanding	4,689,021	4,721,235	4,741,392	4,846,310	5,097,636

*	Based on weighted average number of shares outstanding

Summary of Consolidated Balance Sheet - UNAUDITED

	(In Thousands)
	2011	2010	2009	2008	2007
Total assets	$922,993	$906,363	$853,860	$805,729	$803,974
Loans	501,124	521,883	563,911	562,336	523,474
Total Deposits	739,382	724,513	676,444	615,732	634,593
Stockholders’ equity	105,091	94,403	93,584	90,547	89,375
Key Ratios
Return on average equity	8.56%	7.38%	7.19%	7.51%	8.71%
Return on average assets	0.93%	0.80%	0.80%	0.84%	1.06%
Loans to deposits	67.78%	72.03%	83.36%	91.33%	82.49%
Capital to assets	11.39%	10.42%	10.96%	11.24%	11.12%
Dividend payout	41.85%	49.33%	51.66%	48.77%	42.00%

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

2011 in Review

In many areas, the Company was able to return to “pre-recession” or 2007 levels during 2011. Overall profitability was the highest since 2007while asset quality continued its improvement that had begun in 2010. Unemployment remained high in the markets we serve, though improvement began the second half of 2010 and continued throughout 2011. The low interest rate environment continued to place pressure on the Company’s net interest margin. The economic outlook appears to favor economic recovery as some companies in the area announced probable expansion of their workforce in 2012. The local trucking industry volume has increased which serves as a leading indicator of increased spending.

Profitability was boosted in 2011 by the collection of two large nonaccrual loans. Both relationships were agricultural based. One collection occurred in the first quarter with the process taking three years to complete. The second relationship was placed on non-accrual in the second quarter with all funds collected in the fourth quarter. All legal fees associated with the collection process were also reimbursed to the Company. Nonaccruals decreased $3.7 million in 2011, ending the year with a $2.1 million balance. Further discussion of the impact of these collections is included in net interest income section along with the noninterest expense section.

The improvement in asset quality also correlates to a $20.8 million decrease in the net loan balances when comparing December 31, 2011 to the same date in 2010. This smaller balance in loans in turn explains a somewhat hidden cost – a decline in the interest income from loans for 2011 as compared to 2010. This is discussed in greater detail in the net interest income section.

Offsetting the lower interest income in the loan portfolio was the $504 thousand gain on sale of investments and a decrease in noninterest expense during 2011. The changes made to the FDIC assessment calculation for the second half were favorable to the Bank and contributed to the decrease in noninterest expense.

The Company is proud of the strides that were achieved in improving asset quality while increasing 2011’s net income over 2010. Earnings per share were significantly higher than the previous two years, $.34 higher than 2010 and $.43 higher than 2009. The Company is well positioned to face the challenges of 2012.

Material Changes in Results of Operations

The discussion now turns to more financial based results and trends as a result of 2011 operations. In comparing line items of the consolidated statement of income for years ended 2009 through 2011, it is easily seen where the Company has been spending its time and the impact of the recession. Decreasing interest income and expense are obvious large factors on the profitability of the Company for 2011; however, that discussion can be found in the net interest income section. This discussion will focus on the significant noninterest items that impacted the operations of the Company.

The Company had concerns with the cost of regulation and possible loss of revenue from new regulations stemming from Dodd-Frank. One area of revenue impact was in overdraft fees. Updated Regulation E guidelines were implemented on August 15, 2010 and the Bank ended 2010 with a lower revenue stream by $22 thousand than 2009. This occurred even with the addition of the Hicksville office in July of 2010. 2011 also ended the year $20.8 thousand lower than in 2010 even though every office recorded an increase in the number of checking accounts and balances at yearend were $23 million higher than yearend 2010. Accounting for $2.4 million in noninterest income, this represents 71% of the line item service charges and fees on the income statement. The Bank has made this an area of focus for 2012 as this revenue stream remains under intense regulator review.

While the Bank did experience a heightened level of debit card fraud during the second quarter of 2011, overall, revenue improved $239 thousand from ATM/debit card usage as compared to 2010. This preceded an increase of $232 thousand in 2010 over 2009. The Bank receives interchange revenue from each “swipe” of the card. Both increases are attributed to the growth and popularity of the Bank’s Reward checking product which migrated to KASASA in 2010. One of the criteria for the payment of high interest on the account is utilizing the debit card at least twelve times per statement cycle. The Bank’s Reward & KASASA Checking customers averaged 29 and 25 transactions per statement during 2011 and 2010 respectively, surpassing the 9 transactions average of our Free Checking customers. The additional revenue from debit card usage offsets the interest expense, creating a win-win situation for the customers and the Bank. In 2011, this revenue stream was at risk to be reduced by the Federal Reserve regulating the interchange fee. The establishment of a tiered pricing for banks under $10 billion has helped to protect the profitability though the concern remains as to how long this tiered pricing will remain in effect. All of the KASASA products have a debit card usage qualification; however, interest income is not the customer benefit for all accounts. As an alternative to receiving interest on their deposits, customers may choose to receive credit towards iTunes downloads or donate earnings to charity.

The largest factor for 2011’s $1.4 million decline from 2010 in noninterest income was the loss on sale of other assets owned or OREO, an acronym for Other Real Estate Owned. OREO is the last piece in the funneling out of loan collection issues. While past due and watch list loans are the first to improve, OREO usually is the last. The loss consists of the loss recognized from sales and also from write-downs to the carrying value when appraisals or other factors necessitate it. 78% of the overall decrease in noninterest income is due to the losses on OREO. The correlating carrying value on the balance sheet as of December 31, 2011 is $896 thousand less than the same date in 2010.

With the secondary mortgage activity lower in 2011, the mortgage servicing rights income and gain on sale of loans at $807 thousand was $588 thousand lower than 2010. Long term rates are lower than a year ago; however the refinancing and new purchases activity has also decreased. Whether consumers are unable to refinance due to lower home values, increased cost of fees to do so, or failure to meet the qualifications, the activity has not equaled prior years. 2010 was $1.4 million; $381 thousand lower than 2009’s $1.78 million. Lower rates have not provided the level of stimulus it was hoped to.

The last item to discuss in the noninterest income section is the gain on sale of securities. 2010 had the highest income at $956 thousand with $504 and $230 thousand recorded in 2011 and 2009, respectively. The Company has been able to take advantage of the slope of the yield curve with higher short term rates in the portfolio garnering a premium in the market. Yield was not negatively impacted as duration was increased to preserve the interest income. This opportunity does not always present itself and the Company has utilized it to bolster earnings in 2010 and 2011.

Switching to the expense side, overall, non-interest expense decreased 1.4% in 2011 as compared to 2010 and 2.4% in comparing 2010 to 2009. The largest factor behind the higher 2009 level was FDIC assessment, which was broken out as its own line item on the statement of income due to its significance. The success of many cost cutting strategies is evident in the trend of decreasing noninterest expense from 2009 through 2011.

The largest fluctuation between 2011 and 2010 in noninterest expense, aside from provision expense, was the summation line of salaries and wages on the income statement. Salaries and wages increased $439 thousand in 2011 over 2010; they increased $172 thousand in 2010 over 2009. Three main components flow into salaries and wages: base salary, deferred costs from loans and incentive pay. Base salaries decreased during 2011and 2010 even with the addition of the Hicksville office in July of 2010. Lower loan activity and a continuing decrease in “lobby” traffic allowed the Company to decrease the workforce through attrition. The deferred costs component actually decreased by $202 thousand in 2011 and $318 thousand in 2010 which in effect increases salary expense. Incentive pay increased $264 thousand in 2011 and $192 thousand in 2010. (For further discussion on incentive pay, see note 11 of the consolidated financial statements).

Mentioned previously was the mortgage refinancing activity of the last two years. A correlating expense to that activity is the amortization of mortgage servicing rights. The income was discussed previously; the amortization is the offset to the income recognized. These remain large line items on both the income and expense classification in the income statement. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated when paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. 2009 had net income of $225 thousand, 2010 had net income of only $1 thousand and 2011 had a net expense of $107 thousand. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. The reason for 2009’s larger net position is due to the increase in the number of loans being serviced; thereby new rights are being established without having been offset by accelerated expense. This is evidenced by the year end number of loans and balances being up significantly. In 2010, the income barely offset the amortization expense. With the much slower activity in 2011, the amortization expense was higher than the new rights being capitalized. As of December 2011, there were 3,632 loans serviced with outstanding balance of $274.1 million for 2010 there were 3,647 loans serviced with outstanding balances of $275.7 million, there were 3,571 loans serviced with outstanding balances of $267.8 million for 2009. Returning to the expense only portion, expense for 2011 was $185 thousand lower than 2010 and 2010 was $250 thousand lower than 2009.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2011	2010
Beginning Year	$2,178	$2,177
Capitalized Additions	391	684
Amortization	(498)	(683)
Valuation Allowance	—	—

End of Year	$2,071	$2,178

An increase in the incentive pay for the past two years is reflective of the Company outperforming its budget and performing better than the peer average. Employee benefits decreased for the third year in a row for 2011 by $74 thousand as compared to 2010 and a $109 thousand decrease in 2010 as compared to 2009. The Bank is partially self-insured and fluctuations to costs are therefore caused by fluctuations in claims made by employees along with the cost of insurance premiums. Employee’s group insurance costs were lower in 2011 than 2010 by $161 thousand and were down $134 for 2010 over 2009. In 2009, the Bank offered a traditional medical plan along with a Health Savings Account (HSA) option. Both options were available in 2009 and the decision was made to implement the HSA plan only bank-wide for 2010. A high profit-sharing contribution to the Bank’s employees 401K along with the match contribution increased this expense by $149.3 thousand in 2011 over 2010. 2010’s 401K expenses were $29 thousand lower than 2009. The profit-sharing percentage were 4.5% for 2011 and 3% for both 2010 and 2009.

Occupancy expense increased by $45 thousand in 2011 as compared to 2010. In 2010 it increased $343 thousand over 2009. The largest expense increase in 2011 occupancy was utilities, which was driven by the additional office added in July 2010.

Data processing expense increased by only $25 thousand in 2011. A positive reduction in data processing expense of $183 thousand occurred in 2010. The larger reduction in 2010 was mainly due to the reduction of costs as the Bank switched its core service provider in February. The Company continues to investigate ways to reduce this expense. The pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the KASASA additions and an improving economy.

The largest cost decrease of $3.6 million to the Bank in 2011 was the Provision for Loan Losses and it was the largest increase in 2010. A tough economic environment existed for most businesses in our primary market area during 2007 through 2010. In 2010, the provision expense was $1.8 million higher than 2009 and $3.5 million over 2008. Gross charge-offs were $6.4 million for 2010 and $3.3 million for 2009, as compared to 2011’s $2.7 million. Recoveries were $351, $795, and $242 thousand for 2011, 2010, and 2009, respectively. 2009 had a net charge-off position of $3.0 million and 2011 had a net charge-off position of $2.3 million. For all three years, activity was mainly commercial and commercial real estate driven. Further analysis by loan type is presented in the discussion of the allowance for credit losses.

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

Overall, we continue to see compression in the net interest margin and spread with the risk remaining fairly constant. The net interest margin decreased by 21 basis points and the net interest spread decreased by 17 basis points in comparing 2011 to 2010, with both sides of the equation having lower yields. Major improvement occurred in the decrease of nonaccrual and watch list loans in 2011. Nonaccruals had increased during the first part of 2010 and decreased due to charge-off and payoff during the second half, specifically the fourth quarter. In first quarter of 2011, the Bank collected $640 thousand of nonaccured interest from a large agricultural loan that took multiple years to collect. During the fourth quarter 2011, the Bank again collected on a large agricultural loan that was in nonaccrual though the collection period was all in 2011. This was why the loan yield only decreased 4 basis points from 2010. Sustained improvement in the margin will be helped as a large portion of the nonaccruals have been removed from the books. Short term rates remained flat throughout the year and long term rates lowered during the fourth quarter and have since increased in the first two months of 2012.

Earnings assets increased during the year in actual and average balance. The interest collected on the earning assets decreased; the yield decreasing for 2011 as compared to 2010 and 2009 in all portfolios. The largest decrease in yield occurred in the taxable investment securities and was due to the large amount of calls on government sponsored agencies and the yield on new purchases as the growth in the portfolio was over $78.7 million in average. It was not unusual for a called security to be replaced with a new security with a yield lower by 100 basis points or more. Overall, this portfolio’s yield was 87 basis points lower in 2011 than in 2010, preceded by a 121 basis points drop in 2010 as compared to 2009.

Loans which have the highest earning asset yield decreased in average by $46.6 million when comparing 2011 average to 2010 average balance. The overall change in yield in the loan portfolio for 2011 was due mainly to the change in balance rather than to the change in rate though the collection of nonaccrual interest mentioned earlier inflated the rate factor. Given that the loan portfolio represented only 59% of the earning assets in 2011 as compared to 67% in 2010, it stands to reason that the overall asset yield decreased in 2011 as compared to 2010. Coupling this with the growth in earning assets being invested in securities and Federal Funds Sold and interest bearing bank balances, the overall yield on earning assets decreased 58 basis points as compared to 2010 and 110 basis points lower than 2009.

While the loan portfolio size had remained fairly constant in 2011, the yield, or income, generated had decreased for the third straight year. This was due to the low interest rate environment, with the lending prime rate within 22 basis points of the Company’s net interest spread at that time. Spread is the difference between what the Company earns on its assets and pays on its liabilities. It is on this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must the cost of funds to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. To mitigate the low rate environment, the Bank placed rate floors on most variable loans during 2009, which were typically 125 basis points over the current prime rate. This protected the Bank during a flat rate environment. The challenge will come when rates start to rise and the Bank will be affected by the index spreads also placed on the loans. The Bank worked to increase the spread on loans during 2010 and 2011 to minimize the impact of an increased prime rate not directly correlating to an increased yield on loans.

Looking at the other side of the balance sheet and the interest cost of funds, a decrease in the cost is apparent for 2011 as compared to both 2010 and 2009. Fortunately, the cost of funds decreased at a faster rate than the asset yield in 2009 and the net interest margin and spread improved over 2008. Unfortunately, in 2010 and 2011, the asset yield decreased both years more than the cost of funds and the net interest margin and spread decreased as compared to 2009.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. All portfolios decreased in cost of funds in comparing 2011 to 2010. The growth in balances was related to the growth in the new KASASA product offerings which rewarded customers by paying a higher interest rate for deposits which was offset by noninterest related Bank earnings and savings. By participating in the KASASA Saver product, a customer may have earned as much as 135 basis points more than the Bank’s basic savings account. Even with the increased interest cost to the Bank for offering these products, the Bank was still able to decrease its cost of funds by 9 basis points. Time deposits and other borrowed money both decreased. The Bank borrowed funds from the Federal Home Loan Bank in the first quarter of 2010, to lock in lower rates to replace maturities coming due in the second through fourth quarter of the year. The Bank did not borrow any additional funds in 2011, and the cost of those funds was again lower in 2011 since the associated expense of the matured advances was gone for a full year. The Bank paid off $13.2 million of FHLB borrowings during 2011. The average balance was lower by $12.1 million.

The following tables present net interest income, interest spread and net interest margin for the three years 2009 through 2011, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The table also shows their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax affected to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

The percentage of interest earning assets to total assets increased in 2011 over 2010 and decreased slightly in 2010 over 2009 and remained above 90% at a respectable 93.9% and 90.73% for 2011 and 2010, respectively.

As stated previously, the decreased yield on the assets was outpaced by the decreased cost of funds in 2009. Not true for 2010 and 2011 where the reverse happened. While the average balance on interest bearing liabilities increased, the costs on those funds were significantly lower. The average cost for 2011 was 1.12% compared to 2010’s 1.53% and 2009’s 2.00%. The balances in noninterest bearing liabilities also increased during the last three years.

The largest fluctuation in the cost of funds was in the shorter term liabilities, savings deposits. The cost on savings decreased 9 basis points while on time deposits the cost decreased 42 basis points. The Bank has focused on increasing its core deposit base to lessen the dependency on higher cost time deposits. The Bank has also attempted to increase the duration of the time deposits; however, customers have maintained a short-term, twelve month focus.

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

[Remainder of this page intentionally left blank.]

	2011
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans (1)	$504,058	$29,840	5.96%
Taxable investment securities	255,627	4,793	1.87%
Tax-exempt investment securities	61,366	1,956	4.83%
Federal funds sold & interest bearing deposits	35,436	71	0.20%

Total Interest Earning Assets	856,487	$36,660	4.42%

Non-Interest Earning Assets:
Cash and cash equivalents	15,218
Other assets	40,648

Total Assets	$912,353

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$349,816	$2,201	0.63%
Other time deposits	301,394	4,778	1.59%
Other borrowed money	25,465	883	3.47%
Federal funds purchased and securities sold under agreement to repurchase	51,576	294	0.57%

Total Interest Bearing Liabilities	728,251	$8,156	1.12%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	73,996
Other	10,678

Total Liabilities	812,925

Shareholders’ Equity	99,428

Total Liabilities and Shareholders’ Equity	$912,353

Interest/Dividend income/yield		$36,660	4.42%
Interest Expense / yield		$8,156	1.12%

Net Interest Spread		$28,504	3.30%

Net Interest Margin			3.47%

	2010
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans (1)	$550,698	$32,860	6.00%
Taxable investment securities	176,885	4,847	2.74%
Tax-exempt investment securities	59,537	2,091	5.32%
Federal funds sold & interest bearing deposits	35,195	95	0.27%

Total Interest Earning Assets	822,315	$39,893	5.00%

Non-Interest Earning Assets:
Cash and cash equivalents	14,046
Other assets	42,096

Total Assets	$878,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$305,426	$2,190	0.72%
Other time deposits	321,018	6,936	2.16%
Other borrowed money	37,517	1,459	3.89%
Federal funds purchased and securities sold under agreement to repurchase	46,530	278	0.60%

Total Interest Bearing Liabilities	710,491	$10,863	1.53%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	63,108
Other	10,207

Total Liabilities	783,806

Shareholders’ Equity	94,651

Total Liabilities and Shareholders’ Equity	$878,457

Interest/Dividend income/yield		$39,893	5.00%
Interest Expense / yield		$10,863	1.53%

Net Interest Spread		$29,030	3.47%

Net Interest Margin			3.68%

	2009
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans (1)	$558,869	$33,585	6.04%
Taxable investment securities	146,872	5,798	3.95%
Tax-exempt investment securities	46,736	1,686	5.47%
Federal funds sold & interest bearing deposits	11,937	45	0.38%

Total Interest Earning Assets	764,414	$41,114	5.52%

Non-Interest Earning Assets:
Cash and cash equivalents	19,209
Other assets	39,007

Total Assets	$822,630

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$257,345	$1,755	0.68%
Other time deposits	317,619	9,252	2.91%
Other borrowed money	38,498	1,727	4.49%
Federal funds purchased and securities sold under agreement to repurchase	45,920	486	1.06%

Total Interest Bearing Liabilities	659,382	$13,220	2.00%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	57,630
Other	13,778

Total Liabilities	730,790

Shareholders’ Equity	91,840

Total Liabilities and Shareholders’ Equity	$822,630

Interest/Dividend income/yield		$41,114	5.52%
Interest Expense / yield		$13,220	2.00%

Net Interest Spread		$27,894	3.52%

Net Interest Margin			3.79%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	00000,,,	00000,,,	00000,,,
	2011 vs 2010 (In Thousands)
	Net	Due to change in
	Change	Volume	Rate
Interest Earning Assets:
Loans	$(3,020)	$(2,799)	$(221)
Taxable investment securities	(54)	2,158	(2,212)
Tax-exempt investment securities	(135)	97	(232)
Federal funds sold & interest bearing deposits	(24)	1	(25)

Total Interest Earning Assets	$(3,233)	$(543)	$(2,690)

Interest Bearing Liabilities:
Savings deposits	$11	$318	$(307)
Other time deposits	(2,158)	(424)	(1,734)
Other borrowed money	(576)	(469)	(107)
Federal funds purchased and securities sold under agreement to repurchase	16	30	(14)

Total Interest Bearing Liabilities	$(2,707)	$(545)	$(2,162)

	00000,,,	00000,,,	00000,,,
	2010 vs 2009 (In Thousands)
	Net	Due to change in
	Change	Volume	Rate
Interest Earning Assets:
Loans	$(725)	$(494)	$(231)
Taxable investment securities	(951)	1,185	(2,136)
Tax-exempt investment securities	405	700	(295)
Federal funds sold & interest bearing deposits	50	88	(38)

Total Interest Earning Assets	$(1,221)	$1,479	$(2,700)

Interest Bearing Liabilities:
Savings deposits	$435	$328	$107
Other time deposits	(2,316)	99	(2,415)
Other borrowed money	(268)	(44)	(224)
Federal funds purchased and securities sold under agreement to repurchase	(208)	6	(214)

Total Interest Bearing Liabilities	$(2,357)	$389	$(2,746)

As mentioned in the discussion earlier, in reviewing the 2011 to 2010 and the 2010 to 2009 comparison, an impact in change due to volume is evident; however the largest impact was due to rate. The strategy during 2010, 2011 and beyond is to extend the maturities of time deposit “specials” to over 24 months to prepare for rising rates. The other strategy employed during 2010 and 2011 was to increase core deposits by offering innovative products focused on customer needs: higher interest rates. In exchange for a high interest-bearing checking account, customers were asked to utilize services that benefited both the Bank and themselves. Smaller time deposit rate shoppers had an option to perhaps change their behavior of banking or those deposits were allowed to run off. The new core deposit products were indeed embraced by our customers and have helped to attain the deposit portfolio mix the Bank was after.

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

Special Mention loan balances decreased 4.5% or $486 thousand as of yearend 2011 compared to same date 2010. Substandard and Doubtful loan balances decreased 38.5% or $7 million comparing the same dates as above. In response to this significant improvement, the Bank decreased its ALLL to outstanding loan coverage percentage to 1.01% as of December 31, 2011. The Bank experienced a 7% decrease in Special Mention loan balances as of December 31, 2010 as compared to December 31, 2009. The Bank also experienced a 23% decrease or $6.7 million decrease in Substandard and Doubtful loan balances as of December 31, 2010 as compared to 2009. In spite of this decrease, the Bank’s ALLL to outstanding loans coverage percentage increased to 1.08% as of December 31, 2010. The Bank’s ALLL to outstanding loans coverage percentage was 1.05% as of December 31, 2009.

The above indicators are reviewed quarterly. Some of the indicators are quantifiable and as such will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and watch list to capital ratios with the watch list made up of loans graded 5,6 or 7 on a 1 to 7 scale, 1 being the best rating. Other indicators use more subjective data to the extent possible to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. At the end of 2010 and 2011, a slight improvement was noted in unemployment figures and several local firms were calling a small number of employees back from layoff and planning some expansion. The current recalls do not begin to approximate the number of positions lost.

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

The ACL decreased $638 thousand during 2011, preceded by a $375 thousand decrease during 2010. With the decrease in loan balances, the percentage of ACL to the total loan portfolio actually increased from 1.09% as of December 31, 2009 to 1.12% as of December 31, 2010. As of December 31, 2011, the percentage of ACL to the total loan portfolio decreased to 1.03% due to the improvement in troubled loan totals and a past due 30+ days percentage of .67%. This is the lowest since yearend 2006.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Federal Income Taxes

Effective tax rates were 25.36%, 25.44%, and 27.26%, for 2011, 2010, and 2009, respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $689, $744, and $629 thousand for 2011, 2010, and 2009, respectively.

Financial Condition

Average earning assets increased $34.2 million during 2011 over 2010 and were higher by $92.1 million as compared to 2009. The main cause of fluctuation was the Hicksville acquisition and the repositioning of the balance sheet. Average interest bearing liabilities increased $17.8 million over 2010 and $68.9 million from 2009. The increase in 2010 over 2009 was due to the success of the KASASA Checking product to attract funds into the savings deposit bucket and an increase in Health Savings Accounts.

Securities

The investment portfolio is primarily used to provide overall liquidity for the Bank. It is also used to provide required collateral for pledging to the Bank’s Ohio public depositors for amounts on deposit over the FDIC coverage limits. It may also be used to pledge for additional borrowings from third parties. Investments are made with the above criteria in mind while still seeking a fair market rate of return, and looking for maturities that fall within the projected overall strategy of the Bank. The possible need to fund growth is also a consideration.

All of the Bank’s security portfolio is categorized as available for sale, with the exception of stock, and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2011	2010	2009
U.S. Treasury	$26,691	$32,278	$5,219
U.S. Government agency	177,797	165,704	104,676
Mortgage-backed securities	55,413	24,531	36,848
State and local governments	67,618	64,804	60,538

	$327,519	$287,317	$207,281

The following table sets forth the maturities of investment securities as of December 31, 2011 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

Securities (Continued)

	00000	00000	00000	00000
	Maturities
	(Amounts in Thousands)
	Within One Year		After One Year Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$—	0.00%	$26,691	1.22%
U.S. Government agency	10,111	1.23%	147,744	1.46%
Mortgage-backed securities	—	0.00%	429	4.44%
State and local governments	6,631	3.13%	17,611	2.21%
Taxable state and local governments	—	0.00%	2,640	3.14%

	$26,6910	$26,6910	$26,6910	$26,6910
	Maturities
	(Amounts in Thousands)
	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$—	0.00%	$—	0.00%
U.S. Government agency	19,942	1.47%	—	0.00%
Mortgage-backed securities	23,655	2.97%	31,329	3.00%
State and local governments	27,240	3.32%	11,230	4.48%
Taxable state and local governments	384	3.12%	1,882	5.38%

As of December 31, 2011 the Bank did not hold a large block of any one investment security, except for U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $4.2 million. This is required in order to obtain Federal Home Loan Bank Loans. The Bank also acquired stock in the Federal Home Loan Bank of Indianapolis at a cost of $231.4 thousand and Banker’s Bancorp, Inc at a cost of $50.8 thousand through its acquisition of Knisely Bank. There were no borrowings at the time of acquisition associated with Federal Home Loan Bank of Indianapolis. The Bank had requested Federal Home Loan Bank of Indianapolis to buy back its stock when the acquisition of Knisely was completed in January 2008. A five year waiting period was imposed and the stock will be redeemed in full by January 3, 2013. An early redemption of 42,000 shares occurred in 2010 with another 41,000 shares redeemed in 2011. These decreased the holdings to a value of $148.4 thousand. The value of the stock in Banker’s Bancorp, Inc was written down to zero at the end of 2009 as the institution was taken over by its regulators. The Bank also owns stock of Farmer Mac with a carrying value of $37.4 thousand which is required to participate loans in the program.

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

The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, including loans held for sale:

	(In Thousands)
Loans:	2011	2010	2009	2008	2007
Commercial real estate	$201,158	$194,268	$214,849	$226,761	$181,340
Agricultural real estate	31,993	33,650	41,045	48,607	45,518
Consumer real estate	81,585	86,036	98,599	89,773	102,660
Commercial and industrial	114,497	117,344	120,543	112,526	104,188
Agricultural	52,598	65,400	59,813	56,322	58,809
Consumer	23,375	29,008	32,581	26,469	27,796
Industrial Development Bonds	1,196	1,965	2,552	7,572	9,289

	$506,402	$527,671	$569,982	$568,030	$529,600

The following table shows the maturity of loans as of December 31, 2011:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Commercial Real Estate	$17,857	$126,255	$57,046	$201,158
Agricultural Real Estate	3,234	10,401	18,358	$31,993
Consumer Real Estate	6,715	15,058	59,812	$81,585
Commercial and industrial	69,453	41,053	3,991	$114,497
Agricultural	35,314	14,833	2,451	$52,598
Consumer	5,703	15,677	1,995	$23,375
Industrial Development Bonds	25	279	892	$1,196

	$138,301	$223,556	$144,545	$506,402

The following table presents the total of loans due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed	Variable
	Rate	Rate	Total
Commercial Real Estate	$96,384	$86,915	$183,299
Agricultural Real Estate	19,874	8,861	$28,735
Consumer Real Estate	68,799	6,365	$75,164
Commercial and industrial loans	36,294	8,841	$45,135
Agricultural	16,998	348	$17,346
Consumer, Master Card and Overdrafts	17,673	3,630	$21,303
Industrial Development Bonds	1,171	—	$1,171

The following table summarizes the Company’s nonaccrual and past due loans as of December 31 for each of the last five years:

	(In Thousands)
	2011	2010	2009	2008	2007
Non-accrual loans	$2,131	$5,844	$14,054	$13,575	$4,918
Accruing loans past due 90 days or more	—	48	69	2,524	—

Total	$2,131	$5,892	$14,123	$16,099	$4,918

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $101.6 thousand for 2011, $910 thousand for 2010, and $2.0 million for 2009. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation needed. Total interest collections amounted to $1.2 million for 2011, $41 thousand for 2010, and $290 thousand for 2009. None of the interest collected in 2011 was applied to reduce a specific allocation. $3 thousand of interest collected in 2010 was applied to reduce the specific allocation, and $6 thousand of interest collected in 2009 was applied to reduce the specific allocations.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The loss of interest due to the high balances in nonaccruals as of 2009 and 2010 significantly impacted the yield on loans. The collection of interest on nonaccrual loans helped the yield in 2011. December 31, 2011 had nonaccrual loan balances of $2.1 million compared to $5.8 and $14.1 million nonaccrual loan balances as of yearend 2010 and 2009, respectively. All of the balances of nonaccrual loans for the three years were secured.

As of December 31, 2011 the Bank had $22.7 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties compared to December 31, 2010 when the Bank had $27.4 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly.

The amount of the potential problem loans was considered in management’s review of the loan loss reserve required at December 31, 2011 and 2010.

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

As of December 31, 2011, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $52.6 million with an additional $32.0 million in agricultural real estate loans. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Loan modifications granted are typically for seasonality issues where cash flow is decreased. The time period involved is generally quite short in relation to the loan term. For example, a typical modification may consist of interest only payments for 90 days. We consider this treatment of interest only payments for a short time as an insignificant delay in payment. Consequently, we do not consider these occurrences as “troubled debt restructurings”. Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2011, the Bank had $3.4 million of its impaired loans that were classified as troubled debt restructurings. The Bank had almost $3.5 million classified as such as of December 31, 2010. The Bank is occasionally ordered by the courts to give terms to a borrower that are better than what the Bank would like for the risk associated with that credit but not below or beyond rates and terms available for better credits in our market. Therefore, the Bank has not done any modifications that it would classify as “troubled debt restructurings” under those circumstances.

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

As presented below, charge-offs decreased to $2.7 million for 2011 preceded by an increase to $6.4 million for 2010. The provision also decreased in 2011 and increased for 2010. 2011 had provision expense of $1.7 million compared to 2010 expense of $5.3 million and 2009 had $3.6 million in provision expense. The Commercial and Industrial portfolio had the largest net charge-off position in 2009 thru 2011. The ratio of net charge offs to average loans outstanding is evidence of the recognition of troubled loans and the write down of collateral values. The improvement in asset quality during the periods shown is reflected in the increased percentage of the allowance for loan loss to nonperforming loans.

With the charge-offs going higher in 2009, it became prudent to increase the ALLL for 2009. The increase provides for the high level of nonaccrual and watch list loans and recognizes the extended time period with which it has taken to achieve resolution and/or collection of these loans. The ALLL for 2010 and 2011 decreased due to the improvement in the asset quality as the balances in impaired loans and nonaccruals were drastically reduced over the same time periods. A smaller portion of the allowance was needed to fund the impaired loans as collateral remained sufficient to cover the outstanding amounts in most cases.

[Remainder of this page intentionally left blank.]

The following table presents a reconciliation of the allowance for credit losses:

	(In Thousands)
	2011	2010	2009
Loans	$506,215	$527,589	$569,982

Daily average of outstanding loans	$504,058	$550,698	$558,869

Allowance for Loan Losses-Jan 1	5,706	$6,008	$5,496
Loans Charged off:
Commercial Real Estate	360	1,147	—
Ag Real Estate	—	—	—
Consumer Real Estate	423	507	452
Commercial and Industrial	1,500	4,188	2,235
Agricultural	24	136	230
Consumer & other loans	374	444	371

	$2,681	$6,422	$3,288

Loan Recoveries:
Commercial Real Estate	32	52	—
Ag Real Estate	—	—	—
Consumer Real Estate	61	55	11
Commercial and Industrial	19	515	72
Agricultural	67	17	6
Consumer & other loans	172	156	153

	$351	$795	$242

Net Charge Offs	$2,330	$5,627	$3,046
Provision for loan loss	$1,715	$5,325	$3,558
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - Dec 31	$5,091	$5,706	$6,008
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	$130	$153	$227

Total Allowance for Credit Losses - Dec 31	$5,221	$5,859	$6,235

Ratio of net charge-offs to average Loans outstanding	0.46%	1.02%	0.55%

Ratio of the Allowance for Loan Loss to Nonperforming Loans	238.90%	97.63%	42.75%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	(In Thousands)
	2011		2010		2009		2008		2007
	Amount		Amount		Amount		Amount		Amount
	(000’s)%		(000’s)%		(000’s)%		(000’s)%		(000’s)%
Balance at End of Period Applicable To:
Commercial Real Estate	$2,088	39.74	$1,868	36.82	$1,810	39.99	$1,810	39.92	$1,358	34.24
Ag Real Estate	140	6.32	122	6.38	120	7.20	130	8.56	117	8.59
Consumer Real Estate	261	16.12	258	16.31	439	15.01	386	15.80	381	19.38
Commercial and Industrial	1,947	22.62	2,354	22.24	2,494	21.15	2,278	19.81	1,859	19.67
Agricultural	266	10.39	327	12.40	647	10.49	413	9.92	1,676	11.10
Consumer, Overdrafts and other loans	315	4.58	380	5.48	479	5.72	479	5.99	531	7.00
Unallocated	74	0.24	397	0.37	19	0.45	—		—

Allowance for Loan & Lease Losses	$5,091	100.00	$5,706	100.00	$6,008	100.00	5,496	100.00	5,922	100.00
Off Balance Sheet Commitments	130		$153		$227		226		156

Total Allowance for Credit Losses	$5,222		$5,859		$6,235		$5,722		$6,078

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2011 are as follows:

	(In Thousands)
	Under Three Months	Over Three Months Less than Six Months	Over Six Months Less Than One Year	Over One Year
Time Deposits	$22,332	$15,991	$23,606	$65,971

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest DDAs	Interest DDAs	Savings Accounts	Time Accounts
December 31, 2011:
Average balance	$70,547	$185,463	$164,352	$301,394
Average rate	0.00%	0.81%	0.43%	1.59%

December 31, 2010:
Average balance	$60,489	$167,382	$138,044	$321,018
Average rate	0.00%	0.96%	0.42%	2.16%

December 31, 2009:
Average balance	$55,793	$145,259	$112,086	$317,619
Average rate	0.00%	1.02%	0.24%	2.91%

Liquidity

Liquidity remains high and the Bank has access to $42 million of unsecured borrowings through correspondent banks and $132.8 million of unpledged securities which may be sold or used as collateral. An additional $23.5 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $124 million available provided adequate collateral is pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management’s top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $356 million for 2011, compared to $274 million for 2010, and $216 million for 2009. This represented 39.0 percent, 31.3 percent, and 26.3 percent of total average assets, respectively. Of the almost $328 million of debt securities in the company’s portfolio as of December 31, 2011, $39 million or 11.6 percent of the portfolio is expected to receive payments or mature in 2012. The availability of the funds may be reduced by the need to utilize securities for pledging purposes on public deposits. This liquidity provides the opportunity to fund loan growth without having to aggressively price deposits.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposits increased as of year end balances in 2011, in all categories. Overall deposits increased an average of $34.6 million during 2011 compared to 2010’s increase over 2009 of $53.2 million in average deposits. These represent changes of 5.0 percent and 8.3 percent in average total deposits, respectively. The Bank also utilized Federal Funds purchased at times during 2010 and 2011. The average balance for 2011 was $96 thousand.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company’s average loan to deposit ratio for 2011 was 68.24 percent, 2010 was 78.13 percent and 2009 was 85.95 percent. The lower ratios in 2011 and 2010 were due to the success of the deposit gathering function, the residential mortgage loans being sold in the secondary market and the lack of loan demand. The Company’s goal is for this ratio to be higher with loan growth being the driver; however, this was and may be difficult to achieve in 2012 with borrowers taking a conservative approach to increasing their liabilities.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $52.4 million at the end of 2011 compared to $51.2 million at the end of 2010 and to $43.3 million at the end of 2009. Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary. Following is a table showing the daily securities sold under agreement to repurchase activity for 2011, 2010, and 2009. These accounts are used to provide a sweep product to the Bank’s commercial customers. The decrease in balances during 2009 was due to business’ discontinuing the sweep as the cost of fees were higher than the interest benefit on lower balance accounts. Balances have increased in 2010 and 2011 as business’ build cash reserves and desiring to keep availability.

	Daily Securities Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’S)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period

2011	$38,209	0.15%	$42,154	$36,910	0.30%

2010	$37,191	0.36%	$37,501	$34,046	0.36%

2009	$33,457	0.42%	$40,530	$37,696	0.48%

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community.

Borrowings from this source decreased by $13.2 million to $16.7 million at December 31, 2011. This compares to decreased borrowings during 2010 of $4.3 million to $29.9 million at December 31, 2010 and increased borrowings during 2009 of $11.4 million to $34.2 million to end at December 31, 2009. The decreased borrowings were payoffs of matured notes in 2010 and 2011. Sufficient funds were available to fund growth so new advances were not needed.

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

Contractual Obligations

Contractual Obligations of the Company totaled $361.6 million as of December 31, 2011. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

Contractual Obligations (Continued)

	Payment Due by Period (In Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Securities sold under agreement to repurchase	$52,440	$52,440	$—	$—	$—
Time Deposits	291,626	142,601	118,995	28,806	1,224
Dividends Payable	890	890	—	—	—
Long Term Debt	16,662	5,062	11,600	—	—

Total	$361,618	$200,993	$130,595	$28,806	$1,224

Capital Resources

Stockholders’ equity was $105.1 million as of December 31, 2011 compared to $94.4 million at December 31, 2010. Dividends declared during 2011 were $0.76 per share totaling $3.57 million and 2010 were $0.73 per share totaling $3.44 million. During 2010, the Company purchased 48,130 shares and awarded 10,150 restricted shares to 53 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. At yearend 2011, the Company held 483,663 shares in Treasury stock and 29,715 shares in unearned stock awards as compared to 2010, the Company held 477,106 shares in Treasury stock and 28,925 in unearned stock awards. On January 20, 2012 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 20, 2012 and ending December 31, 2012.

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 2011, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 14.37% and 16.54%, respectively. Core capital to risk-based asset ratios of 12.99% and 15.66% are well in excess of regulatory guidelines. The Bank’s leverage ratio of 8.48% is also substantially in excess of regulatory guidelines as is the Company’s at 10.25%. For further discussion and analysis of regulatory capital requirements, refer to Note 14 of the Audited Financial Statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate changes by	Cumulative Total ($000)	% Change to Flat Rate

2.53%	-21.72%	Rising	3.00%	22,177	-22.80%

2.76%	-14.49%	Rising	2.00%	24,353	-15.22%

2.99%	-7.44%	Rising	1.00%	26,478	-7.82%

3.23%	0.00%	Flat	0	28,725	0.00%

3.25%	0.49%	Falling	-1.00%	28,880	0.54%

3.11%	-3.71%	Falling	-2.00%	27,628	-3.82%

2.91%	-9.89%	Falling	-3.00%	25,776	-10.27%

The shock chart currently shows a tightening in net interest margin over the next twelve months in a rising rate environment. It shows expansion of net interest margin should rates fall 1% then tightening should they fall lower. Both directional changes are well within risk exposure guidelines. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc.

We have audited the accompanying balance sheets of Farmers & Merchants Bancorp, Inc as of December 31, 2011 and 2010, and the related statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying financial statements. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp, Inc as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers & Merchants Bancorp, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC
Plante & Moran, PLLC

Auburn Hills, MI

February 24, 2012

Farmers & Merchants Bancorp, Inc and Subsidiary

Consolidated Balance Sheet

December 31, 2011 and 2010

(000’s Omitted, Except Per Share Data)

	2011	2010
Assets
Assets
Cash and due from banks (Note 1)	$31,609	$28,987
Federal Funds Sold	11,534	14,392

Total cash and cash equivalents	43,143	43,379
Securities - available for sale (Note 3)	327,519	287,317
Other Securities, at cost (Note 3)	4,365	4,406
Loans, net (Note 4)	501,124	521,883
Premises and equipment (Note 5)	16,984	17,202
Goodwill	4,074	4,074
Mortgage Servicing Rights (Note 6)	2,071	2,178
Other Real Estate Owned	3,572	4,468
Other assets (Note 2)	20,141	21,456

Total Assets	$922,993	$906,363

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$84,567	$70,554
Interest-bearing
NOW accounts	193,137	176,897
Savings	170,052	159,698
Time (Note 7)	291,626	317,364

Total deposits	739,382	724,513
Securities sold under agreement to repurchase (Note 8)	52,440	51,241
FHLB Advances (Note 9)	16,662	29,874
Dividend payable	890	894
Accrued expenses and other liabilities (Note 10)	8,528	5,438

Total liabilities	817,902	811,960

Stockholders’ Equity (Note 14 and 15)
Common stock - No par value - 6,500,000 shares authorized; 5,200,000 shares issued & outstanding	12,677	12,677
Treasury Stock - 483,663 shares 2011, 477,106 shares 2010	(9,898)	(9,799)
Unearned Stock Awards - 29,715 shares 2011, 28,925 shares 2010	(564)	(580)
Retained earnings	96,495	91,567
Accumulated other comprehensive income	6,381	538

Total stockholders’ equity	105,091	94,403

Total Liabilities and Stockholders’ Equity	$922,993	$906,363

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiary

Consolidated Statement of Income

Years Ended December 31, 2011, 2010 and 2009

(000’s Omitted, Except Per Share Data)

	2011	2010	2009
Interest Income
Loans, including fees	$29,840	$32,860	$33,585
Debt securities:
U.S. Treasury and government agency	4,457	4,583	5,496
Municipalities	2,107	2,167	1,788
Dividends	185	188	200
Federal funds sold	19	26	19
Other	52	69	26

Total interest income	36,660	39,893	41,114
Interest Expense
Deposits	6,980	9,126	11,007
Federal funds purchased and securities sold under agreements to repurchase	293	278	486
Borrowed funds	883	1,459	1,727

Total interest expense	8,156	10,863	13,220

Net Interest Income - Before provision for loan losses	28,504	29,030	27,894
Provision for Loan Losses (Note 4)	1,715	5,325	3,558

Net Interest Income After Provision
For Loan Losses	26,789	23,705	24,336
Noninterest Income
Customer service fees	3,313	2,487	3,276
Other service charges and fees	3,385	3,464	2,611
Net gain (loss) on sale of other assets owned	(1,169)	(109)	(70)
Net gain on sale of loans	807	1,395	1,776
Net gain on sale of securities (Note 3)	504	956	230

Total noninterest income	6,840	8,193	7,823
Noninterest Expenses
Salaries and Wages	9,212	8,773	8,601
Employee benefits (Note 11)	2,835	2,909	3,018
Net occupancy expense	1,501	1,456	1,113
Furniture and equipment	1,379	1,504	1,504
Data processing	978	953	1,136
Franchise taxes	892	863	914
FDIC Assessment	762	1,053	1,306
Mortgage servicing rights amortization (Note 6)	498	683	933
Other general and administrative	4,165	4,341	4,554

Total other operating expenses	22,222	22,535	23,079

Income Before Income Taxes	11,407	9,363	9,080

Income Taxes (Note 10)	2,893	2,382	2,475

Net Income	$8,514	$6,981	$6,605

Earnings Per Share - Basic and Diluted	$1.82	$1.48	$1.39

Weighted Average Shares Outstanding	4,689,021	4,721,235	4,741,392

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes in Shareholders Equity

For the Years Ended December 31, 2011, 2010 and 2009

(000’s Omitted, Except per Share Data)

	Shares of Common Stock	Common Stock	Treasury Stock	Unearned Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - January 01, 2009	4,781,706	$12,677	$(8,727)	$(503)	$84,864	$2,236	$90,547
Comprehensive income (Note 1):
Net income					6,605		6,605
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						278	278

Total comprehensive income							6,883
Purchase of Treasury Stock	(28,907)		(555)				(555)
Shares issued for vested stock awards				123			123
Grant of Restricted Stock Awards-10,000 shares (Net of Forfeiture - 350)	9,650		200	(193)	(8)		(1)
Cash dividends declared - $0.72 per share					(3,413)		(3,413)

Balance - December 31, 2009	4,762,449	$12,677	$(9,082)	$(573)	$88,048	$2,514	$93,584

Comprehensive income (Note 1):
Net income					6,981		6,981
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						(1,976)	(1,976)

Total comprehensive income							5,005
Purchase of Treasury Stock	(48,130)		(894)				(894)
Shares issued for vested stock awards				151			151
Grant of Restricted Stock Awards-10,150 shares (Net of Forfeiture - 1,575)	8,575		177	(158)	(18)		1
Cash dividends declared - $0.73 per share					(3,444)		(3,444)

Balance - December 31, 2010	4,722,894	$12,677	$(9,799)	$(580)	$91,567	$538	$94,403

Comprehensive income (Note 1):
Net income					8,514		8,514
Change in net unrealized gain on securities sale, net of reclassification adjustment and tax						5,843	5,843

Total comprehensive income							14,357
Purchase of Treasury Stock	(16,779)		(310)				(310)
Shares issued for vested stock awards				202			202
Grant of Restricted Stock Awards-11,000 shares (Net of Forfeiture - 778)	10,222		211	(186)	(23)		2
Cash dividends declared - $0.76 per share					(3,563)		(3,563)

Balance - December 31, 2011	4,716,337	$12,677	$(9,898)	$(564)	$96,495	$6,381	$105,091

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiary

Consolidated Statement of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(000’s Omitted)

	2011	2010	2009
Cash Flows from Operating Activities
Net income	$8,514	$6,981	$6,605
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,135	1,147	1,171
Amortization of servicing rights	498	683	933
Amortization of Core Deposit Intangible	312	235	157
Provision for loan loss	1,715	5,325	3,558
Gain on sale of loans held for sale	(807)	(1,392)	(1,203)
Originations of loans held for sale	(52,853)	(83,705)	(118,491)
Proceeds from sale of loans held for sale	53,631	82,315	118,284
Accretion and amortization of securities	2,902	1,595	809
Deferred income tax expense (benefit)	(165)	210	142
Loss on sale of other assets	1,153	109	75
Gain on sales of securities	(504)	(956)	(230)
Change in other assets and other liabilities, net	1,628	(1,112)	(6,026)

Net cash provided by operating activities	17,159	11,435	5,784
Cash Flows from Investing Activities
Activity in securities:
Sales	30,376	55,700	16,333
Maturities, prepayments and calls	53,661	104,602	78,292
Purchases	(117,744)	(244,812)	(124,354)
Loan and lease originations and principal collections, net	18,266	38,094	(3,723)
Proceeds from sales of assets	14	716	494
Additions to premises and equipment	(947)	(2,294)	(412)
Net cash paid for acquisition	—	(1,141)	—

Net cash used in investing activities	(16,374)	(49,135)	(33,370)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	14,869	48,069	60,712
Net change in federal funds purchased and securities sold under agreements to repurchase	1,199	7,984	(4,957)
Proceeds from issuance of long-term debt	—	9,000	—
Repayment of long-term debt	(13,212)	(13,326)	(11,436)
Purchase of Treasury Stock	(310)	(894)	(555)
Cash dividends paid on common stock	(3,567)	(3,402)	(3,417)

Net cash provided by (used) financing activities	(1,021)	47,431	40,347

Net Increase (Decrease) in Cash and Cash Equivalents	(236)	9,731	12,761

Cash and Cash Equivalents - Beginning of Year	43,379	33,648	20,887

Cash and Cash Equivalents - End of Year	$43,143	$43,379	$33,648

Supplemental Information
Cash paid during the year for:
Interest	$8,285	$11,244	$13,275

Income taxes	$1,850	$1,875	$2,725

Noncash investing activities:
Transfer of loans to other real estate owned	$2,236	$3,867	$1,588

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights, goodwill, available for sale investment securities, other real estate owned and impaired loans. Actual results could differ from those estimates.

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

Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $4.2 million for December 31, 2011 and it was $3.3 million for December 31, 2010.

The Company and its subsidiary maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, the Bank’s holding of other real estate owned totaled approximately $3.6 and $4.5 million for 2011 and 2010 respectively.

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

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Basic and dilutive earnings per share are the same as the restricted stock grants are primarily anti-dilutive. As of December 31, the Company held 29,715, 28,925 and 27,772 shares of anti-dilutive restricted stock awards for 2011, 2010 and 2009 respectively.

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

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 1 - Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows:

	(In Thousands)
	2011	2010	2009
Net unrealized gain (loss) on available-for-sale securities	$9,357	$(2,037)	$701
Reclassification adjustment for gain on sale of available-for-sale securities	(504)	(956)	(281)

Net unrealized gains (losses)	8,853	(2,993)	420
Tax effect	3,010	(1,017)	142

Other comprehensive income (loss)	$5,843	$(1,976)	$278

Other securities, not classified as available for sale, had a realized loss of $51 thousand for 2009. This amount is not included in the above table.

Reclassification

Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform with the 2011 presentation.

Recent Accounting Pronouncements

Troubled Debt Restructurings – In April 2011, The FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update were effective for the Company for the year ended December 31, 2011. The adoption of this standard did not have any additional impact to the Bank’s troubled debt restructuring classification totals.

Fair Value – In May 2011, the FASB issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The standard clarifies existing fair value measurement and disclosure requirements and changes existing principles and disclosure guidance. Clarifications were made to the relevancy of the highest and best use valuation concept, measurement of an instrument classified in an entity’s shareholder’s equity and disclosure of quantitative information about the unobservable inputs for level 3 fair value measurements. Changes to existing principles and disclosures included measurement of financial instruments managed within a portfolio, the application of premiums and discounts in fair value measurement, and additional disclosures related to fair value measurements. The updated guidance and requirements are effective for financial statements issued for the first interim or annual period beginning after December 15, 2011, and should be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company’s financial statement.

Comprehensive Income – In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income”. This standard requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but continuous statements. This standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. This standard is effective for fiscal years and interim periods with those years beginning after December 15, 2011. The implementation of this standard will only change the presentation of comprehensive income; it will not have an impact on the Company’s financial position or results of operations. In December 2011, the FASB issued ASU 2011-12.This standard defers the requirement to present reclassification adjustments for each component of OCI to both net income and OCI on the face of the financial statements.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Goodwill – In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This standard gives an entity the option to assess qualitative factors to determine if goodwill is impaired. If the qualitative assessment indicates no impairment, a quantitative goodwill impairment test is not required. The standard is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s financial statements. The Company utilizes the services of an independent third party to assess if any impairment exists on its goodwill.

Note 2 - Business Combination & Asset Purchase

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

($ in Thousands)

Cash	$114
Loans, Net of Discount	13,792
Accrued Interest on Loans	64
Premises and Equipment	1,803
Core Deposit Intangible Asset	1,087
Other Assets	11

Total Assets Acquired	$16,871

Deposits	$27,749
Accrued Interest on Deposits	13
Other Liabilities	10

Total Liabilities Assumed	$27,772

Net Liabilities Assumed	$(10,901)

In connection with a December 31, 2007 Knisely acquisition, the Company recognized a core deposit intangible asset of $1.1 million, which is being amortized on a straight line basis over 7 years, which represents the estimated remaining economic useful life of the deposits.

The Company also recognized core deposit intangible assets of $1.09 million with the purchase of the Hicksville office. These are being amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis.

The estimated amortization expense for the years ended December 31, 2011, 2010 and 2009 was $312, $235 and $157 thousand, respectively.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 2 - Business Combination & Asset Purchase (Continued)

Amortization expense of the core deposit intangible assets remaining is as follows:

	(In Thousands)
	Knisley	Hicksville	Total
2012	$157	$156	$313
2013	157	156	313
2014	157	156	313
2015	—	155	155
2016	—	155	155
Thereafter	—	77	77

Total	$471	$855	$1,326

Note 3 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	$327,519	$327,519	$327,519	$327,519
	(In Thousands)
	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$26,050	$641	$—	$26,691
U.S. Government agency	174,545	3,270	(18)	177,797
Mortgage-backed securities	54,113	1,318	(18)	55,413
State and local governments	63,143	4,476	(1)	67,618

Total available-for-sale securities	$317,851	$9,705	$(37)	$327,519

	$327,519	$327,519	$327,519	$327,519
	(In Thousands)
	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$32,698	$—	$(420)	$32,278
U.S. Government agency	166,000	1,308	(1,604)	165,704
Mortgage-backed securities	23,282	1,249	—	24,531
State and local governments	64,522	792	(510)	64,804

Total available-for-sale securities	$286,502	$3,349	$(2,534)	$287,317

Investment securities will at times depreciate to an unrealized loss position. The Bank utilizes the following criteria to assess whether impairment is other than temporary. No one item by itself will necessarily signal that a security should be recognized as an other than temporary impairment.

1.	The fair value of the security has significantly declined from book value.

2.	A downgrade has occurred that lowered the credit rating to below investment grade (below Baa3 by Moody and BBB – by Standard and Poors.)

3.	Dividends have been reduced or eliminated or scheduled interest payments have not been made.

4.	The underwater security has longer than 10 years to maturity and the loss position had existed for more than 3 years.

5.	Management does not possess both the intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 3 - Securities (Continued)

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

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	0000000000	0000000000	0000000000	0000000000
	2011
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Government agency	$(18)	$12,192	$—	$—
Mortgage-backed securities	(18)	—	—	—
State and local governments	(1)	652	—	—

Total available-for-sales securities	$(37)	$12,844	$—	$—

	0000000000	0000000000	0000000000	0000000000
	2010
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(420)	$32,278	$—	$—
U.S. Government agency	(1,604)	88,026	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	(411)	20,386	(99)	11,302

Total available-for-sales securities	$(2,435)	$140,690	$(99)	$11,302

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 3 - Securities (Continued)

The gross realized gains and losses for the years ended December 31, are presented below:

	(In Thousands)
	2011	2010	2009
Gross realized gains	$504	$956	$281
Gross realized losses	—	—	(51)

Net realized gains	$504	$956	$230

Tax expense related to net realized gains	$171	$325	$78

The amortized cost and fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$16,510	$16,742
After one year through five years	190,170	194,686
After five years through ten years	45,523	47,566
After ten years	11,535	13,112

Total	$263,738	$272,106
Mortgage-backed securities	54,113	55,413

Total	$317,851	$327,519

Investments with a carrying value and fair value of $194.7 million at December 31, 2011 and $186.6 million at December 31, 2010 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock and Farmer Mac stock as of December 31, 2011. The stock is carried at cost, which approximates fair value. The loss recognized in 2009 was Bankers Bank stock which was written down to a carrying value of zero in December 2009 for a loss of $51 thousand.

Note 4 - Loans

The Company had $987 thousand in loans held for sale in 2011 as compared to $1.8 million in loans held for sale in 2010. Due to materiality, these loans are included in the Consumer Real Estate loan numbers.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 4 - Loans (Continued)

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2011	2010
Commercial real estate	$201,158	$194,268
Agricultural real estate	31,993	33,650
Consumer real estate	81,585	86,036
Commercial and industrial	114,497	117,344
Agricultural	52,598	65,400
Consumer	23,375	29,008
Industrial Development Bonds	1,196	1,965

	$506,402	$527,671
Less: Net deferred loan fees and costs	(187)	(82)

	506,215	527,589
Less: Allowance for loan losses	(5,091)	(5,706)

Loans - Net	$501,124	$521,883

The following is a maturity schedule by major category of loans:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years	Total
Commercial Real Estate	$17,857	$126,255	$57,046	$201,158
Agricultural Real Estate	3,234	10,401	18,358	$31,993
Consumer Real Estate	6,715	15,058	59,812	$81,585
Commercial and industrial	69,453	41,053	3,991	$114,497
Agricultural	35,314	14,833	2,451	$52,598
Consumer	5,703	15,677	1,995	$23,375
Industrial Development Bonds	25	279	892	$1,196

	$138,301	$223,556	$144,545	$506,402

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2011 and December 21, 2010:

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$100,686	$100,472
Agricultural Real Estate	20,708	11,285
Consumer Real Estate	70,326	11,259
Commercial and industrial loans	89,306	25,191
Agricultural	48,280	4,318
Consumer, Master Card and Overdrafts	18,773	4,602
Industrial Development Bonds	1,196	—

As of December 31, 2011 and 2010 one to four family residential mortgage loans amounting to $71.3 million and $75.3 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to a low of 0.67% as of the end of December 2011. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 4 - Loans (Continued)

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

The following table represents the contractual aging of the recorded investment in past due loans by class or loans as of December 31, 2011 and 2010 net of deferred fees:

	(In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

2011
Residential	$753	$248	$441	$1,442	$80,143	$81,585	—
Ag RE	—	—	—	—	31,993	31,993	—
Ag	7	—	—	7	52,591	52,598	—
Commercial Real Estate	46	611	927	1,584	199,574	201,158	—
Commercial and Industrial	78	—	420	498	115,195	115,693	—
Consumer	24	—	—	24	23,164	23,188	—

Total	$908	$859	$1,788	$3,555	$502,660	$506,215	$—

2010
Residential	$610	$29	$169	$808	$85,228	$86,036	$—
Ag RE	—	—	—	—	33,650	33,650	—
Ag	—	—	1,474	1,474	63,926	65,400	—
Commercial Real Estate	548	—	445	993	193,275	194,268	—
Commercial and Industrial	957	52	831	1,840	117,469	119,309	15
Consumer	147	6	33	186	28,740	28,926	33

Total	$2,262	$87	$2,952	$5,301	$522,288	$527,589	$48

The following table presents the recorded investment in nonaccrual loans by class or loans as of December 31, 2011 and December 31, 2010:

	(In Thousands)
	2011	2010

Consumer real estate	$700	$587
Agricultural real estate	—	531
Agriculture	7	1,474
Commercial real estate	1,003	1,705
Commercial	421	1,543
Consumer	—	4

Total	$2,131	$5,844

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 4 - Loans (Continued)

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

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 4 - Loans (Continued)

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

The following table represents the risk category of loans by class based on the most recent analysis performed as of the time periods shown of December 31, 2011 and December 31, 2010.

	(In Thousands)
	Agriculture Real Estate		Agriculture		Commercial Real Estate		Commercial		Industrial Development Bonds
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

1-2	$1,059	$484	$1,500	$109	$3,545	$—	$710	$341	$188	$275
3	12,613	12,216	25,019	27,964	23,346	26,333	22,506	14,026	622	733
4	17,255	19,624	26,008	35,655	162,788	153,948	82,745	92,066	386	957
5	383	208	57	173	6,098	6,765	3,897	3,388	—	—
6	683	1,097	7	1,474	4,677	6,771	4,219	6,688	—	—
7	—	21	7	25	704	451	420	835	—	—
8	—	—	—	—	—	—	—	—	—	—

Total	$31,993	$33,650	$52,598	$65,400	$201,158	$194,268	$114,497	$117,344	$1,196	$1,965

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2011 and December 31, 2010.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 4 - Loans (Continued)

	(In Thousands)
	Consumer Real Estate
	2011	2010

Grade
Pass	81,062	$84,723
Special mention (5)	—	387
Substandard (6)	240	639
Doubtful (7)	283	287

Total	$81,585	$86,036

	(In Thousands)
	Consumer - Credit Card		Consumer - Other
	2011	2010	2011	2010
Performing	$3,607	$3,553	$19,531	$25,323
Nonperforming	—	5	50	44

Total	$3,607	$3,559	$19,581	$25,367

Information about impaired loans as of and for the years ended December 31, 2011 and 2010 are as follows:

	(In Thousands)
	2011	2010

Impaired loans without a valuation allowance	$446	$2,849
Impaired loans with a valuation allowance	1,408	1,520

Total impaired loans	$1,854	$4,369

Valuation allowance related to impaired loans	$175	$632
Total non-accrual loans	$2,131	$5,844
Total loans past-due ninety days or more and still accruing	$—	$48

	(In Thousands)
	2011	2010	2009
Average investment in impaired loans	$5,466	$10,136	$13,643

Interest income recognized on impaired loans	$1,230	$61	$290

Interest income recognized on a cash basis on impaired loans	$1,175	$41	$290

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $207 thousand of its impaired loans classified as trouble debt restructured as of December 31, 2011 as compared to $760 thousand of its impaired loans classified as trouble debt restructured as of December 31, 2010.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 4 - Loans (Continued)

(In Thousands)
		Pre-	Post-
		Modification	Modification
December 31, 2011		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Commercial Real Estate	5	$3,940	$3,219
Ag Real Estate	2	$154	$150
Commercial and Industrial	1	$148	$25

Troubled Debt Restructurings	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment
Commercial Real Estate	1	$207
Ag Real Estate	—	$—
Commercial and Industrial	—	$—

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

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 4 - Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011and 2010 (in thousands):

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
2011

With no related allowance recorded:
Residential	$239	$239	$—	$156	$36
Agriculture real estate	—	—	—	180	15
Agriculture	—	—	—	2,683	1,156
Commercial real estate	207	384	—	1,381	22
Commercial	—	—	—	485	1
Consumer	—	—	—	1	—
With a specific allowance recorded:
Residential	283	308	54	431	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	704	854	29	144	—
Commercial	420	420	91	402	—
Consumer	—	—	—	—	—

Totals:
Residential	$522	$547	$54	$587	$36

Agriculture real estate	$—	$—	$—	$180	$15

Agriculture	$—	$—	$—	$2,683	$1,156

Commercial real estate	$911	$1,238	$29	$1,525	$22

Commercial	$420	$420	$91	$887	$1

Consumer	$—	$—	$—	$1	$—

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 4 - Loans (Continued)

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
2010

With no related allowance recorded:
Residential	$384	$384	$—	$—	$—
Agriculture real estate	219	219	—	119	31
Agriculture	1,397	1,397	—	2,786	—
Commercial real estate	849	1,699	—	2,209	26
Commercial	—	—	—	2,221	2
Consumer	—	—	—	—	—
With a specific allowance recorded:
Residential	287	317	66	1,375	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	5	1
Commercial real estate	476	476	73	296	1
Commercial	757	757	493	1,125	—
Consumer	—	—	—	—	—

Totals:
Residential	$671	$701	$66	$1,375	$—

Agriculture real estate	$219	$219	$—	$119	$31

Agriculture	$1,397	$1,397	$—	$2,791	$1

Commercial real estate	$1,325	$2,175	$73	$2,505	$27

Commercial	$757	$757	$493	$3,346	$2

Consumer	$—	$—	$—	$—	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses:

	(In Thousands)
	2011	2010	2009
Allowance for Loan Losses
Balance at beginning of year	$5,706	$6,008	$5,496
Provision for loan loss	1,715	5,325	3,558
Loans charged off	(2,681)	(6,422)	(3,288)
Recoveries	351	795	242

Allowance for Loan & Leases Losses	$5,091	$5,706	$6,008

Allowance for Unfunded Loan Commitments & Letters of Credit	$130	$153	$227

Total Allowance for Credit Losses	$5,221	$5,859	$6,235

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 4 - Loans (Continued)

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

The following table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs.

Additional analysis related to the allowance for credit losses as of December 31, 2011 and 2010 is as follows:

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total

2011
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859
Charge Offs	(422)	—	(24)	(360)	(1,500)	(375)	—	—	$(2,681)
Recoveries	61	—	67	32	19	172	—	—	$351
Provision	364	18	(104)	548	1,074	138	—	(323)	1,715
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(23)	—	(23)

Ending Balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221

Ending balance: individually evaluated for impairment	$55	$—	$—	$29	$91	$—	$—	$—	$175

Ending balance: collectively evaluated for impairment	$206	$140	$266	$2,059	$1,856	$315	$130	$74	$5,046

Ending balance: loans acquired with deteriorated credit quality	2	—	—	—	—	—	—	—	2

FINANCING RECEIVABLES:
Ending balance	$81,585	$31,993	$52,598	$201,158	$115,693	$23,188	$—	$—	$506,215

Ending balance: individually evaluated for impairment	$523	$—	$—	$911	$420	$—	$—	$—	$1,854

Ending balance: collectively evaluated for impairment	$81,062	$31,993	$52,598	$200,247	$115,273	$23,188	$—	$—	$504,361

Ending balance: loans acquired with deteriorated credit quality	$856	$—	$—	$—	$—	$—	$—	$—	$856

2010
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$439	$120	$647	$1,810	$2,494	$497	$227	$1	$6,235
Charge Offs	(507)	—	(136)	(1,147)	(4,188)	(444)	—	—	(6,422)
Recoveries	55	—	17	52	515	156	—	—	795
Provision	271	2	(201)	1,153	3,533	171	—	396	5,325
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(74)	—	(74)

Ending Balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859

Ending balance: individually evaluated for impairment	$66	$—	$—	$73	$493	$—			$632

Ending balance: collectively evaluated for impairment	$190	$122	$327	$1,795	$1,861	$380	$153	$397	$5,226

Ending balance: loans acquired with deteriorated credit quality	2	—	—	—	—	2			4
FINANCING RECEIVABLES:
Ending balance	$75,785	$34,446	$65,400	$204,327	$119,262	$28,369			$527,589

Ending balance: individually evaluated for impairment	$671	$219	$1,397	$1,325	$757	$—			$4,369

Ending balance: collectively evaluated for impairment	$75,114	$34,227	$64,003	$203,002	$118,505	$28,451			$523,302

Ending balance: loans acquired with deteriorated credit quality	$987	$—	$—	$—	$—	$156			$1,143

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 5 - Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2011	2010
Land	$3,635	$3,635
Buildings (useful life 15-39 years)	18,979	18,831
Furnishings (useful life 3-15 years)	9,994	9,640

	32,608	32,106
Less: Accumulated depreciation	(15,624)	(14,904)

Premises and Equipment (Net)	$16,984	$17,202

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $1.1, $1.1, and $1.2 million, respectively.

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $273 and $278 million at December 31, 2011 and 2010, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2011 and 2010, was $2.1 and $2.2 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.

The fair market value of the capitalized servicing rights as of December 31, 2011 and 2010 was $2.8 million and $2.5 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 12.6 and 16.6 were utilized for 2011 and 2010, respectively. All stratums showed positive values compared to carrying value using a discount yield of 7.75% for 2011 and for 2010.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2011	2010
Beginning Year	$2,178	$2,177
Capitalized Additions	391	684
Amortization	(498)	(683)
Valuation Allowance	—	—

End of Year	$2,071	$2,178

Note 7 - Deposits

Time deposits at December 31 consist of the following:

	(In Thousands)
	2011	2010
Time deposits under $100,000	$163,726	$184,993
Time deposits of $100,000 or more	127,900	132,371

	$291,626	$317,364

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 7 - Deposits (Continued)

At December 31, 2011 the scheduled maturities for time deposits are as follows:

(In Thousands)
2012	$142,601
2013	76,501
2014	42,494
2015	21,490
2016	7,316
thereafter	1,224

$291,626

Note 8 - Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2011 and 2010 securities with a book value of $61.6 million and $74.8 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and does not include the term repurchase agreements.

	Daily Securities Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’S)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period

2011	$38,209	0.15%	$42,154	$36,910	0.30%

2010	$37,191	0.36%	$37,501	$34,046	0.36%

2009	$33,457	0.42%	$40,530	$37,696	0.48%

Note 9 - Federal Home Loan Bank Advances

Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 1.77% to 4.84%. Total borrowings were $16.7 million and $29.9 million for 2011 and 2010, respectively. The advances are secured by $71.3 and $75.3 million of mortgage loans as of December 31, 2011 and 2010, respectively under a blanket collateral agreement.

The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future obligations of the advances are as follows at December 31, 2011:

(In Thousands)
2012	$5,062
2013	7,100
2014	4,500

$16,662

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 10 - Federal Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2011	2010	2009
Current:
Federal	$3,058	$2,172	$2,333
Deferred:
Federal	(165)	210	142

	$2,893	$2,382	$2,475

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2011	2010	2009
Income tax at statutory rates	$3,878	$3,183	$3,087
Increase(decrease) resulting from:
Tax exempt interest	(689)	(744)	(629)

Change in prior estimates and other	(296)	(57)	17

	$2,893	$2,382	$2,475

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2011	2010
Deferred Tax Assets:
Allowance for loan losses	$1,731	$1,940
Other	860	749

Total deferred tax assets	2,591	2,689
Deferred Tax Liabilities:
Accreted discounts on bonds	62	65
FHLB stock dividends	859	860
Mortgage servicing rights	704	741
Other	1,007	899
Net unrealized gain on available-for-sale securities	3,287	277

Total deferred tax liabilities	5,919	2,842

Net Deferred Tax Liability	$(3,328)	$(153)

Note 11 - Employee Benefit Plan

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $680, $551, and $570 thousand for 2011, 2010 and 2009, respectively.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 11 - Employee Benefit Plan (Continued)

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 11,000 shares of restricted stock were issued to 56 employee during 2011 and 10,150 shares of restricted stock were issued to 53 employees and 10,000 shares to 49 employees during 2010 and 2009, respectively. Under the plan, the shares vest 100% in three years. During the 3 year vesting period, the employees received dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 778 and 1,575 shares forfeited during 2011 and 2010, respectively, 350 shares forfeited during 2009. During 2009, 5,450 shares awarded in 2006 were vested 100%. 36 employees were still employed and received the stock which the majority were awarded in 2008 were vested 100% and 47 employees received the stock during 2011. During 2010, 7,425 shares awarded in 2007 were vested 100%. Forty employees were still employed and received the stock. Compensation expense applicable to the restricted stock totaled $202, $191, and $190 thousand for the year ending December 31, 2011, 2010 and 2009, respectively.

The following table summarizes the activity of restricted stock awards:

	Year Ended December 31,
	2011	2010	2009

Beginning of period	28,925	27,775	23,575
Granted	11,000	10,150	10,000
Vested	(9,432)	(7,425)	(5,450)
Forfeited	(778)	(1,575)	(350)

Nonvested, end of period	29,715	28,925	27,775

As of December 31, 2011, there was $564 thousand of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan.

Note 12 - Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $6.9 and $8.0 million at December 31, 2011 and 2010, respectively. New loans approved during 2011 were $312 thousand. During 2011, subsequent advances totaled $15.2 million and payments of $16.3 million were received. The difference in related borrowings amounted to $1.1 million, net reduction. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2011 and 2010, amounted to $4.0 million and $3.8 million, respectively.

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2011 and 2010 was $130 thousand and $153 thousand, respectively. At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2011	2010
Commitments to extend credit	$146,598	$157,935
Credit card arrangements	14,152	14,943
Standby letters of credit	1,038	17,446

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 13 - Off Balance Sheet Activities (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2011, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2011 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 14 - Minimum Regulatory Capital Requirements (Continued)

The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2011 and 2010 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
	(000’s)		(000’s)		(000’s)
As of December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated	$98,531	16.54%	$47,657	8.00%	N/A	N/A
Farmers & Merchants State Bank	85,618	14.37%	47,656	8.00%	$59,570	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	93,310	15.66%	23,829	4.00%	N/A	N/A
Farmers & Merchants State Bank	77,397	12.99%	23,828	4.00%	35,742	6.00%
Tier 1 Capital
(to Adjusted Total Assets)
Consolidated	93,310	10.25%	36,398	4.00%	N/A	N/A
Farmers & Merchants State Bank	77,397	8.48%	36,509	4.00%	45,636	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
As of December 31, 2010	(000’s) Amount	Ratio	(000’s) Amount	Ratio	(000’s) Amount	Ratio
Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated	$94,012	14.95%	$50,295	8.00%	N/A	N/A
Farmers & Merchants State Bank	93,572	14.88%	50,300	8.00%	$62,876	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	88,153	14.02%	25,147	4.00%	N/A	N/A
Farmers & Merchants State Bank	72,713	11.56%	25,150	4.00%	37,725	6.00%
Tier 1 Capital
(to Adjusted Total Assets)
Consolidated	88,153	9.82%	35,901	4.00%	N/A	N/A
Farmers & Merchants State Bank	72,713	8.09%	35,956	4.00%	44,946	5.00%

Note 15 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $9.6 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

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

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 16 - Fair Value of Financial Instruments (Continued)

Off Balance Sheet Financial Instruments

Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2011 and 2010, are reflected below.

	(In Thousands)
	2011		2010
	Carrying	Fair	Carrying	Fair
Financial Assets:
Cash and Cash Equivalents	$43,143	$43,143	$43,379	$43,379
Securities - available for sale	327,519	327,519	287,317	287,317
Other Securities	4,365	4,365	4,406	4,406
Loans, net	501,124	504,804	521,883	520,766
Accrued interest receivable	3,481	3,481	4,036	4,036

Financial Liabilities:
Deposits	$739,382	$741,975	$724,513	$725,270
Short-term debt
Repurchase agreement sold	52,440	52,440	51,241	51,241
Federal Home Loan Bank advances	16,662	16,638	29,874	30,764
Accrued interest payable	342	342	471	471
Dividends payable	890	890	894	894

Off-Balance Sheet Financial Instruments
Commitments to extend credit	$—	$—	$—	$—
Standby letters of credit	—	—	—	—

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010, and the valuation techniques used by the Company to determine those fair values.

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

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 16 - Fair Value of Financial Instruments (Continued)

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

The following summarizes financial assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

($ in Thousands)	Quoted Prices in Active Active Markets for Identical Assets	Significant Observable Inputs	Significant Observable Inputs
December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$26,691	$—	$—
U.S. Government agency	0	177,797	—
Mortgage-backed securities	0	55,413	—
State and local governments	—	53,917	13,701

Total Securities Available for Sale	$26,691	$287,127	$13,701

	Quoted Prices in Active Active Markets for Identical Assets	Significant Observable Inputs	Significant Observable Inputs
December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$32,279	$—	$—
U.S. Government agency	165,703	—	—
Mortgage-backed securities	24,531	—	—
State and local governments	—	53,502	11,302

Total Securities Available for Sale	$222,513	$53,502	$11,302

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

As of December 31, 2011, the Company classified only US Treasuries as Level 1 and considered all Government Agency and Mortgage-backed securities as Level 2. The Company does not believe the availability of quoted prices in active markets for these securities is any less available than in 2010. The Company is recognizing the interpretation of most other public companies as classifying as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2011 and 2010, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2011 and 2010, impaired loans categorized as Level 3 were $1.9 and $4.4 million, respectively. The specific allocation for impaired loans was $175 and $632 thousand as of December 31, 2011 and 2010, respectively, which are accounted for in the allowance for loan losses (see Note 4).

Other real estate is reported at the lower of either the fair value of the real estate, minus the estimated costs to sell the asset, or the cost of the asset. The determination of the fair value of the real estate relies primarily on

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 16 - Fair Value of Financial Instruments (Continued)

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

The following table presents impaired loans and other real estate owned as recorded at fair value:

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011
($ in Thousands)	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2011
Impaired loans	$1,854	$—	$—	$1,854	$(150)

Other real estate owned - residential mortgages	$958	$—	$—	$958	$(145)

Other real estate owned - commercial	$2,614	$—	$—	$2,614	$(633)

Total change in fair value					$(928)

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2010
($ in Thousands)	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2010
Impaired loans	$4,369	$—	$—	$4,369	$(850)

Other real estate owned - residential mortgages	$2,110	$—	$—	$2,110	$(64)

Other real estate owned - commercial	$2,328	$—	$—	$2,328	$—

Total change in fair value					$(914)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2011, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 17 - Condensed Financial Statements of Parent Company

Balance Sheet

	(In Thousands)
	2011	2010
Assets
Cash	$983	$598
Related party receivables:
Dividends & Accounts receivable from subsidiary	1,214	1,103
Note receivable from Bank subsidiary	15,000	15,000
Investment in subsidiary	89,178	78,963

Total Assets	$106,375	$95,664

Liabilities
Accrued expenses	$394	$367
Dividends payable	890	894

Total Liabilities	1,284	1,261

Stockholders’ Equity
Total Stockholders’ Equity	105,091	94,403

Total Liabilities and Stockholders’ Equity	$106,375	$95,664

Statement of Income

	(In Thousands)
	2011	2010	2009
Income
Dividends from subsidiary	$4,000	$4,205	$3,940
Interest	713	713	713

Total Income	4,713	4,918	4,653

Operating Expenses	499	472	460

Income Before Income Taxes and Equity in Undistributed Earnings (Distributions in excessof earnings) and Subsidiary	4,214	4,446	4,193
Income Taxes	72	82	161

	4,142	4,364	4,032

Equity in undistributed earnings (Distributions inexcess of earnings) of subsidiary	4,372	2,617	2,573

Net Income	$8,514	$6,981	$6,605

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 17 - Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows

	(In Thousands)
	2011	2010	2009
Cash Flows from Operating Activities
Net income	$8,514	$6,981	$6,605
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	(4,372)	(2,617)	(2,573)
Changes in Assets and Liabilities:
Account receivable	—	—	—
Dividends receivable	(111)	(42)	(97)
Other Liabilities	229	101	193

Net Cash Provided by Operating Activities	4,260	4,423	4,128
Cash Flows from Investing Activities
Return of Capital from Investment in Subsidiary	—	—	—
Cash Flows from Financing Activities
Payment of dividends	(3,566)	(3,402)	(3,417)
Purchase of Treasury Stock	(309)	(894)	(555)

Net Change in Cash and Cash Equivalents	385	127	156
Cash and Cash Equivalents
Beginning of year	598	471	315

Cash and Cash Equivalents
End of year	$983	$598	$471

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Note 18 - Quarterly Financial Data

(000s omitted except per share data)

Quarterly Financial Data - UNAUDITED

	Quarter Ended in 2011
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$9,655	$8,844	$8,855	$9,306
Interest expense	2,221	2,109	1,991	1,835

Net Interest Income	7,434	6,735	6,864	7,471
Provision for loan loss	772	657	93	193

Net interest income after provision for loan loss	6,662	6,078	6,771	7,278
Other income (expense)	(4,235)	(3,885)	(3,971)	(3,291)

Net income before income taxes	2,427	2,193	2,800	3,987
Income taxes	446	626	719	1,102

Net income	$1,981	$1,567	$2,081	$2,885

Earnings per Common Share	$0.42	$0.34	$0.44	$0.62

Average common shares outstanding	4,693,080	4,686,008	4,687,169	4,689,883

	Quarter Ended in 2010
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$10,325	$9,868	$10,025	$9,675
Interest expense	2,920	2,809	2,677	2,457

Net Interest Income	7,405	7,059	7,348	7,218
Provision for loan loss	1,690	1,984	1,200	451

Net interest income after provision for loan loss	5,715	5,075	6,148	6,767
Other income (expense)	(4,128)	(3,335)	(3,130)	(3,749)

Net income before income taxes	1,587	1,740	3,018	3,018
Income taxes	331	397	820	834

Net income	$1,256	$1,343	$2,198	$2,184

Earnings per common share	$0.27	$0.28	$0.47	$0.46

Average common shares outstanding	4,734,674	4,730,309	4,710,402	4,710,098

Farmers & Merchants Bancorp, Inc and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

MANAGEMENT REPORT REGARDING

DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Dexter L. Benecke	69	President, Freedom Ridge, Inc.	1999

Steven A. Everhart	57	Self Employed	2003

Robert G. Frey	71	President, E.H. Frey & Sons, Inc.	1987

Jack C. Johnson	59	President, Hawk’s Clothing, Inc.	1991

Marcia S. Latta	50	Vice President for Advancement, DePauw University	2009

Steven J. Planson	52	Self-Employed Farmer	2008

Anthony J. Rupp	62	President, Rupp Furniture Co.	2000

David P. Rupp, Jr.[1]	70	Attorney	2001

James C. Saneholtz	65	President, Saneholtz-McKarns, Inc.	1995

Kevin J. Sauder	51	President/CEO, Sauder Woodworking Co.	2004

Merle J. Short	71	Retired Farmer	1987

Paul S. Siebenmorgen	62	President/CEO of the Corporation and The Farmers & Merchants State Bank	2005

Steven J. Wyse	67	Private Investor	1991

Directors are elected annually at the annual meeting of shareholders.

[1]

David P. Rupp, Jr. is an attorney with membership in the law firm of Plassman, Rupp, Hagans & Newton of Archbold, Ohio. The law firm has been retained by the Corporation, and its subsidiaries, during the past twenty years and is to be retained currently.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

David P. Rupp, Jr.	70	Chairman

Paul S. Siebenmorgen	62	President & Chief Executive Officer

Barbara J. Britenriker	50	Executive Vice President Chief Financial Officer

Todd A. Graham	61	Executive Vice President Chief Lending Officer

Edward A. Leininger	55	Executive Vice President Chief Operating Officer

Rex D. Rice	53	Executive Vice President Senior Commercial Banking Director

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 19, 2012, and is incorporated herein by reference. The information called for under Item 405 of Regulation S-K regarding compliance with Section 16(a) and called for under Item 407(d)(5) regarding the existence of a Financial Expert on the Audit Committee of the Company’s Board of Directors is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 19, 2012, and is incorporated herein by reference.

The Board of Directors of the Company adopted a Code of Business Conduct and Ethics (the “Code”) at its meeting on February 13, 2004. While the Sarbanes-Oxley Act of 2002 mandates the adoption of a code of ethics for the most senior executive officers of all public companies, the Code adopted by the Corporation’s Board of Directors is broader in the activities covered and applies to all officers, directors and employees of the Corporation and the Bank, including the chief executive officer, chief financial officer, principal accounting officer and other senior officers performing accounting, auditing, financial management or similar functions. The administration of the Code has been delegated to the Audit Committee of the Board of Directors, a Committee comprised entirely of “independent directors.” The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Corporation assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms. The Board and management of the Corporation intends to continue to monitor not only the developing legal requirements in this area, but also the best practices of comparable companies, to assure that the Corporation maintains sound corporate governance practices in the future. Annual testing and review of the Code is conducted and attested to by signatures of all officers and directors of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 19, 2012 and is incorporated herein by reference.

On April 23, 2005 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 800,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. During 2005, 4,000 shares of restricted stock were issued under the plan to 38 employees of the Bank. Due to employee termination, there were 80 shares forfeited during 2005. During 2006, the Company purchased 42,000 shares and awarded 6,100 restricted shares to 41 employees. 200 shares were forfeited during 2006. 8,760 shares of restricted stock were issued to 46 employees during 2007. Due to employee termination, 740 shares were forfeited during 2007. 600 shares had vesting accelerated and were paid to a retiring officer. 228,000 shares were purchased in 2007. In 2008, 171,889 shares were purchased with 10,000 shares being awarded to 51 employees. 245 shares were forfeited in 2008. 2009 had purchases of 28,907 shares with awards of 10,000 shares to 49 employees. 350 shares were forfeited during the year. 2010 had purchases of 48,130 shares with awards of 10,150 shares to 53 employees. 1,575 shares were forfeited in 2010, 56 employees received a total of 11,000 shares in 2011. Employee termination resulted in 778 shares being forfeited and purchases totaling 16,779 were made during 2011. At year end, the Company held 478,663 shares in Treasury stock and 29,715 in unearned stock awards.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	0	$0.00	743,958
Equity compensation plans not approved by security holders	0	$0.00	0

Total	0	$0.00	743,958

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 19, 2012, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 19, 2012, and is incorporated herein by reference.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

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

By	/s/ Paul S. Siebenmorgen	Date:	February 24, 2012
Paul S. Siebenmorgen
Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date:	February 24, 2012	/s/ Barbara J. Britenriker	Date:	February 24, 2012
Paul S Siebenmorgen			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)

/s/ Dexter L. Benecke	Date:	February 24, 2012	/s/ Steven A. Everhart	Date:	February 24, 2012
Dexter L. Benecke, Director			Steven A. Everhart, Director

/s/ Robert G. Frey	Date:	February 24, 2012	/s/ Jack C. Johnson	Date:	February 24, 2012
Robert G. Frey, Director			Jack C. Johnson, Director

/s/ Marcia S. Latta	Date:	February 24, 2012	/s/ Steven J. Planson	Date:	February 24, 2012
Marcia S. Latta, Director			Steven J. Planson, Director

/s/ Anthony J. Rupp	Date:	February 24, 2012	/s/ David P. Rupp, Jr	Date:	February 24, 2012
Anthony J. Rupp, Director			David P. Rupp, Jr., Director

/s/ James C. Saneholtz	Date:	February 24, 2012	/s/ Kevin J. Sauder	Date:	February 24, 2012
James C. Saneholtz, Director			Kevin J. Sauder, Director

/s/ Merle J. Short	Date:	February 24, 2012	/s/ Steven J. Wyse	Date:	February 24, 2012
Merle J. Short, Director			Steven J. Wyse, Director