Form 10-Q
period 2012-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2012-04-30
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-14492

FARMERS & MERCHANTS BANCORP, INC.

(Exact name of registrant as specified in its charter)

OHIO	34-1469491
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

307 North Defiance Street, Archbold, Ohio	43502
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,704,923
Class	Outstanding as of April 30, 2012

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars)

	March 31, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$12,060	$17,563
Interest bearing deposits with banks	16,121	14,046
Federal funds sold	31,056	11,534

Total cash and cash equivalents	59,237	43,143

Securities - available for sale (Note 2)	345,029	327,519
Other Securities, at cost	4,365	4,365
Loans, net (Note 4)	488,090	501,124
Bank premises and equipment	16,883	16,984
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,061	2,071
Other Real Estate Owned	3,567	3,572
Accrued interest and other assets	21,477	20,141

TOTAL ASSETS	$944,783	$922,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$82,827	$84,567
Interest bearing
NOW accounts	202,377	193,137
Savings	183,066	170,052
Time	295,551	291,626

Total deposits	763,821	739,382
Federal funds purchased and securities sold under agreement to repurchase	50,073	52,440
FHLB Advances	16,645	16,662
Dividend Payable	890	890
Accrued expenses and other liabilities	7,879	8,528

Total Liabilities	839,308	817,902

SHAREHOLDERS’ EQUITY:
Common stock, no par value - authorized 6,500,000 shares; issued & outstanding 5,200,000 shares	12,677	12,677
Treasury Stock - 495,077 shares 2012, 483,663 shares 2011	(10,134)	(9,898)
Unearned Stock Awards 29,570 shares 2012, 29,715 shares 2011	(561)	(564)
Retained Earnings	97,889	96,495
Accumulated other comprehensive income	5,604	6,381

Total Shareholders’ Equity	105,475	105,091

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$944,783	$922,993

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2011 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
INTEREST INCOME:
Loans, including fees	$6,797	$8,023
Debt Securities:
U.S. Treasury securities	81	100
Securities of U.S. Government Agencies	1,025	934
Municipalities	510	532
Dividends	49	49
Federal funds sold	7	6
Other	7	11

Total Interest Income	8,476	9,655
INTEREST EXPENSE:
Deposits	1,439	1,883
Federal Funds purchased and securities sold under agreements to repurchase	61	75
Borrowed funds	124	263

Total Interest Expense	1,624	2,221

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,852	7,434
PROVISION FOR LOAN LOSSES (Note 4)	128	772

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,724	6,662
NONINTEREST INCOME
Customer service fees	1,324	883
Other service charges and fees	758	776
Net gain (loss) on sale of other assets owned	(67)	(648)
Net gain on sale of loans	161	75
Net gain on sale of securities	169	339

Total Noninterest Income	2,345	1,425
NONINTEREST EXPENSE
Salaries and wages	2,286	2,253
Pension and other employee benefits	828	815
Occupancy expense (net)	405	313
Furniture and Equipment	352	392
Data processing	265	230
Franchise Taxes	237	218
FDIC Assessment	130	320
Mortgage servicing rights amortization	194	91
Other general and administrative	1,158	1,028

Total Noninterest Expense	5,855	5,660

INCOME BEFORE FEDERAL INCOME TAX	3,214	2,427
FEDERAL INCOME TAXES	930	446

NET INCOME	$2,284	$1,981

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains on securities	$5,605	$585

COMPREHENSIVE INCOME	$7,889	$2,566

NET INCOME PER SHARE	$0.48	$0.42
Weighted Average Shares Outstanding	4,714,197	4,693,080
DIVIDENDS DECLARED	$0.19	0.19

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,284	$1,981
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	289	338
Accretion and amortization of securities	785	692
Amortization of servicing rights	194	91
Amortization of core deposit intangible	78	78
Provision for loan losses	128	772
Gain on sale of loans held for sale	(161)	(75)
Originations of loans held for sale	(27,634)	(9,672)
Proceeds from sale of loans held for sale	29,920	11,383
Loss on sale of other assets	67	648
Gain on sale of investment securities	(169)	(339)
Change in Operating Assets and Liabilities, net	(1,749)	(1,403)

Net Cash Provided by Operating Activities	4,032	4,494
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities:
Maturities, prepayments and calls	12,614	8,848
Sales	24,584	16,361
Purchases	(56,500)	(40,830)
Proceeds from sale of assets	—	4
Additions to premises and equipment	(188)	(237)
Loan originations and principal collections, net	10,620	11,894

Net Cash (Used) in Investing Activities	(8,870)	(3,960)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	24,439	15,819
Net change in short-term debt	(2,367)	839
Repayments of long-term debt	(17)	(54)
Purchase of Treasury stock	(233)	(93)
Cash dividends paid on common stock	(890)	(894)

Net Cash Provided by Financing Activities	20,932	15,617

Net Increase (Decrease) in cash and cash equivalents	16,094	16,151
Cash and cash equivalents - Beginning of year	43,143	43,379

Cash and cash equivalents - End of period	$59,237	$59,530

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$12,060	$15,964
Interest bearing deposits with banks	16,121	23,077
Federal funds sold	31,056	20,489

	$59,237	$59,530

Supplemental Information
Cash paid during the period for:
Interest	$1,632	$2,265

Income Taxes	$426	$—

Noncash investing activities:
Transfer of loans to other real estate owned	$150	$1,385

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that are expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Securities and Other Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market price, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock, listed as “other securities”, approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

FHLB Advances

Fair values of FHLB advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types or borrowing arrangements.

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2012 and December 31, 2011 are reflected below.

	(In Thousands)
	March 2012		December 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and Cash Equivalents	$59,237	$59,237	$43,143	$43,143
Securities - available for sale	345,029	345,029	327,519	327,519
Other Securities	4,365	4,365	4,365	4,365
Loans, net	488,090	488,709	501,124	504,804
Accrued interest receivable	4,154	4,154	3,481	3,481

Financial Liabilities:
Deposits	$763,821	$767,421	$739,382	$741,975
Short-term debt
Repurchase agreement sold	50,073	50,073	52,440	52,440
Federal Home Loan Bank advances	16,645	16,625	16,662	16,638
Accrued interest payable	334	334	342	342
Dividends payable	890	890	890	890

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2012, December 31, 2011, and the valuation techniques used by the Company to determine those fair values.

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

Available-for-sale securities classified as Level 2 are valued using the prices obtained from an independent pricing service. The prices are not adjusted. Securities of obligations of state and political subdivisions are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate base on credit rating. Substantially all assumptions used by the independent pricing service are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the market place.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. During 2010, local municipals were purchased that the Bank evaluates based on the credit strength of the underlying project such as hospital or retirement home. The fair value is determined by valuing similar credit payment streams at similar rates.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
	Quoted Prices in Active Markets for Identical	Significant Observable Inputs	Significant Unobservable Inputs
	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2012
Assets-Securities Available for Sale
U.S. Treasury	$31,438
U.S. Government agency		$182,910
Mortgage-backed securities		62,195
State and local governments	—	54,850	$13,636

Total Securities Available for Sale	$31,438	$299,955	$13,636

	Quoted Prices in Active Markets for Identical	Significant Observable Inputs	Significant Unobservable Inputs
	Assets (Level 1)	(Level 2)	(Level 3)
December 31, 2011
Assets-Securities Available for Sale
U.S. Treasury	$26,691
U.S. Government agency		$177,797
Mortgage-backed securities		55,413
State and local governments	—	53,917	$13,701

Total Securities Available for Sale	$26,691	$287,127	$13,701

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

At March 31, 2012 and beginning as of December 31, 2011, the Company classified only US Treasuries as Level 1 and considered all Government Agency and Mortgage-backed securities as Level 2. The Company does not believe the availability of quoted prices in active markets for these securities is any less available than in 2010. The Company is recognizing the interpretation of most other public companies as classifying as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2012 and December 31, 2011, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2012 and December 31, 2011, impaired loans categorized as Level 3 were $1.87 and $1.85 million, respectively. The specific allocation for impaired loans was $191 and $175 thousand as of March 31, 2012 and December 31, 2011, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents impaired loans and other real estate owned as recorded at fair value:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2012 (In Thousands)
	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for three-month period ended Mar. 31, 2012
Impaired loans	$1,867	$—	$—	$1,867	$—
Other real estate owned - residential mortgages	$996	$—	$—	$996	$(12)
Other real estate owned - commercial	$2,571	$—	$—	$2,571	$—

					$(12)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (Continued)

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011 (In Thousands)
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2011
Impaired loans	$1,854	$—	$—	$1,854	$(150)
Other real estate owned - residential mortgages	$958	$—	$—	$958	$(145)
Other real estate owned commercial	$2,614	$—	$—	$2,614	$(633)

					$(928)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At March 31, 2012 and December 31, 2011, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

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

(In Thousands)
Cash	$114
Loans, Net of Discount	13,792
Accrued Interest on Loans	64
Premises and Equipment	1,803
Core Deposit Intangible	1,087
Other Assets	11

Total Assets Acquired	$16,871

Deposits	$27,749
Accrued Interest on Deposits	13
Other Liabilities	10

Total Liabilities Assumed	$27,772

Net Liabilities Assumed	$10,901

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

The amortization expense for the year ended December 31, 2011 was $312 thousand. Of the $312 thousand to be expensed in 2012, $78 thousand has been expensed in the first quarter.

Amortization expense of the core deposit intangible assets remaining is as follows:

	(In Thousands)
	Knisely	Hicksville	Total
2012	$157	$155	$312
2013	157	155	$312
2014	157	155	$312
2015	—	155	$155
2016	—	155	$155
Thereafter	—	77	77

	$471	$852	$1,323

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

LOANS

NOTE 4 LOANS

Loan balances as of March 31, 2012 and December 31, 2011:

	(In Thousands)
	March 31, 2012	December 31, 2011
Loans:
Commercial real estate	$200,865	$201,158
Agricultural real estate	31,814	31,993
Consumer real estate	79,716	81,585
Commercial and industrial	103,915	114,497
Agricultural	54,084	52,598
Consumer	21,839	23,375
Industrial Development Bonds	1,196	1,196

	$493,429	$506,402

Less: Net deferred loan fees and costs	(187)	(187)

	493,242	506,215
Less: Allowance for loan losses	(5,152)	(5,091)

Loans - Net	$488,090	$501,124

The following is a maturity schedule by major category of loans as of March 31, 2012:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Commercial Real Estate	$23,416	$110,639	$66,810
Agricultural Real Estate	2,723	10,209	18,882
Consumer Real Estate	6,496	14,788	58,432
Commercial/Industrial	66,676	33,762	3,477
Agricultural	36,670	15,115	2,299
Consumer	4,998	14,693	1,961
Industrial Development Bonds	25	279	892

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2012. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$86,111	$114,754
Agricultural Real Estate	10,891	20,923
Consumer Real Estate	11,266	68,450
Commercial/Industrial	24,725	79,190
Agricultural	3,595	50,489
Consumer	4,254	17,398
Industrial Development Bonds	—	1,196

As of March 31, 2012 and December 31, 2011 one to four family residential mortgage loans amounting to $66.8 and $67.4 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to a low of .64% as of the end of March 2012. These percentages do not include nonaccrual loans which are not past due (nonaccruals are not considered past due if current). This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by class or loans as of March 31, 2012 and December 31, 2011 net of deferred fees:

	(In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2012
Consumer real estate	$292	$140	$443	$875	$78,841	$79,716	$—
Agricultural real estate	97	—	—	97	31,717	31,814	—
Agricultural	—	—	—	—	54,084	54,084	—
Commercial Real Estate	20	—	1,455	1,475	199,390	200,865	—
Commercial and Industrial	97	—	553	650	104,461	105,111	—
Consumer	22	15	—	37	21,615	21,652	—

Total	$528	$155	$2,451	$3,134	$490,108	$493,242	$—

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
December 31, 2011
Consumer real estate	$753	$248	$441	$1,442	$80,143	$81,585	$—
Agricultural real estate	—	—	—	—	31,993	31,993	—
Agricultural	7	—	—	7	52,591	52,598	—
Commercial Real Estate	46	611	927	1,584	199,574	201,158	—
Commercial and Industrial	78	—	420	498	115,195	115,693	—
Consumer	24	—	—	24	23,164	23,188	—

Total	$908	$859	$1,788	$3,555	$502,660	$506,215	$—

The following table presents the recorded investment in nonaccrual loans by class or loans as of March 31, 2012 and December 31, 2011:

	(In Thousands)
	March 31 2012	December 31 2011
Consumer real estate	$841	$700
Agricultural real estate	—	—
Agricultural	—	7
Commercial Real Estate	1,529	1,003
Commercial and Industrial	553	421
Consumer	—	—

Total	$2,923	$2,131

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of RMA ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:

a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.

c.	The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment.

f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:

a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

The following table represents the risk category of loans by class based on the most recent analysis performed as of March 31, 2012 and December 31, 2011 (in thousands):

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
March 31, 2012
1-2	$922	$1,505	$4,171	$511	$188
3	11,286	26,824	22,876	25,721	622
4	19,015	25,693	161,944	69,261	386
5	381	55	6,544	3,908	—
6	210	7	4,633	4,021	—
7	—	—	697	493	—
8	—	—	—	—

Total	$31,814	$54,084	$200,865	$103,915	$1,196

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2011
1-2	$1,059	$1,500	$3,545	$710	$188
3	12,613	25,019	23,346	22,506	622
4	17,255	26,008	162,788	82,745	386
5	383	57	6,098	3,897	—
6	683	7	4,677	4,219	—
7	—	7	704	420	—
8	—	—	—	—	—

Total	$31,993	$52,598	$201,158	$114,497	$1,196

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grading as of March 31, 2012 and December 31, 2011.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	March 31 2012	December 31 2011
Grade
Pass	$79,377	$81,062
Special Mention (5)	—	—
Substandard (6)	155	240
Doubtful (7)	184	283

Total	$79,716	$81,585

	(In Thousands)
	Consumer Credit	Consumer Credit	Consumer Other	Consumer Other
	March 31 2012	December 31 2011	March 31 2012	December 31 2011
Performing	$3,325	$3,607	$18,327	$19,531
Nonperforming	—	—	—	50

Total	$3,325	$3,607	$18,327	$19,581

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Bank had approximately $207 thousand of its impaired loans classified as troubled debt restructured as of March 31, 2012 and December 31, 2011.

March 31, 2012 Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	5	$3,940	$3,214
Ag Real Estate	2	$154	$150
Commercial and Industrial	1	$148	$23

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial Real Estate	1	$207
Ag Real Estate	—	$—
Commercial and Industrial	—	$—
December 31, 2011 Troubled Debt Restructurings	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	5	$3,940	$3,219
Ag Real Estate	2	$154	$150
Commercial and Industrial	1	$148	$25

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment
Commercial Real Estate	1	$207
Ag Real Estate	—	$—
Commercial and Industrial	—	$—

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$155	$155	$—	$158	$3
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	207	384	—	207	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
With a specific allowance recorded:				—
Consumer real estate	312	312	65	390	3
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	696	846	22	702	—
Commercial and industrial	493	493	104	493	—
Consumer	4	4	—	4	2

Totals:
Consumer real estate	$467	$467	$65	$548	$6

Agriculture real estate	—	—	—	$—	—

Agriculture	$—	$—	—	$—	$—

Commercial real estate	$903	$1,230	22	$909	$—

Commercial and industrial	493	493	104	$493	$—

Consumer	4	4	—	4	2

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$239	$239	$—	$156	$36
Agriculture real estate	—	—	—	180	15
Agriculture	—	—	—	2,683	1,156
Commercial real estate	207	384	—	1,381	22
Commercial and industrial	—	—	—	485	1
Consumer	—	—	—	1	—
With a specific allowance recorded:
Consumer real estate	283	308	54	431	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	704	854	29	144	—
Commercial and industrial	420	420	91	402	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$522	$547	$54	$587	$36

Agriculture real estate	$—	$—	$—	$180	$15

Agriculture	$—	$—	$—	$2,683	$1,156

Commercial real estate	$911	$1,238	$29	$1,525	$22

Commercial and industrial	$420	$420	$91	$887	$1

Consumer	$—	$—	$—	$1	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	March 31, 2012	December 31, 2011
Allowance for Loan Losses
Balance at beginning of year	$5,091	$5,706
Provision for loan loss	128	1,715
Loans charged off	(126)	(2,681)
Recoveries	59	351

Allowance for Loan & Leases Losses	$5,152	$5,091

Allowance for Unfunded Loan Commitments & Letters of Credit	$140	$130

Total Allowance for Credit Losses	$5,292	$5,221

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

Additional analysis related to the allowance for credit losses as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
March 31, 2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221
Charge Offs	(40)	—	0	0	0	(86)			($126)
Recoveries	3	—	7	4	15	30			$59
Provision	209	(51)	(1)	(522)	(103)	34	—	562	$128
Other Non-interest expense related to unfunded	$—	—	—	—	—	—	10	—	$10

Ending Balance	$433	$89	$272	$1,570	$1,859	$293	$140	$636	$5,292

Ending balance: individually evaluated for impairment	$65	—	—	22	$104	—			$191

Ending balance: collectively evaluated for impairment	$368	$89	$272	$1,548	$1,755	$293	$140	$636	$5,101

Ending balance: loans acquired with deteriorated credit quality	2	—	—	—	—	—			$2

FINANCING RECEIVABLES:
Ending balance	$79,716	$31,814	$54,084	$200,865	$105,111	$21,652			$493,242

Ending balance: individually evaluated for impairment	$467	$—	$—	$903	493	4			$1,867

Ending balance: collectively evaluated for impairment	$79,249	$31,814	$54,084	$199,962	$104,618	$21,648			$491,375

Ending balance: loans acquired with deteriorated credit quality	$709	$—	$—	$—	$—	$—			$709

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
December 31, 2011
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859
Charge Offs	(422)	—	(24)	(360)	(1,500)	(375)	—	—	(2,681)
Recoveries	61	—	67	32	19	172	—	—	351
Provision	364	18	(104)	548	1,074	138	—	(323)	1,715
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(23)	—	(23)

Ending Balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221

Ending balance: individually evaluated for impairment	$55	—	—	$29	$91	—	$—	$—	$175

Ending balance: collectively evaluated for impairment	$206	$140	$266	$2,059	$1,856	$315	$130	$74	$5,046

Ending balance: loans acquired with deteriorated credit quality	$2	—	—	—	—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$81,585	$31,993	$52,598	$201,158	$115,693	$23,188	$—	$—	$506,215

Ending balance: individually evaluated for impairment	$523	$—	$—	$911	$420	—	$—	$—	$1,854

Ending balance: collectively evaluated for impairment	$81,062	$31,993	$52,598	$200,247	$115,273	$23,188	$—	$—	$504,361

Ending balance: loans acquired with deteriorated credit quality	$856	—	—	—	—	$—	$—	$—	$856

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in in 1985. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a community bank operating in Northwest Ohio since 1897. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419)446-2501.

For a discussion of the general development of the Company’s business throughout 2012, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2012 in Review”.

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continued to experience high unemployment. After reaching a high of 11% unemployment for Ohio in March, 2010, the unemployment rate decreased in each of the ensuing months and closed the 2011 year at 8.1% for Ohio and 9% for Indiana. National and State unemployment reports for first quarter 2012, show a slight improvement while the market areas served by the Company did not report improvement and in some cases experienced a slight increase. The agricultural industry continued its strong performance in 2011 evidenced by strengthened financial statements. Automotive showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving, however borrowing activity remains sluggish. 1-4 family residential and construction remain weak.

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

The Bank also provides checking account services, as well as savings and time deposit services such as a certificates of deposits. In addition ATM’s (Automated teller machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRA’s (Individual Retirement Accounts) and HSA’s (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay and on-line statement opportunities. For business customers, it provides the option of electronic transaction origination such as wire and ACH file transmittal. In addition the Bank offers remote deposit capture or electronic deposit processing.

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

Commercial/Agriculture/Real Estate:

Maximum LTVs range from 70%-80% depending on type.

Accounts Receivable:

Up to 80% LTV

Inventory:

Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87% Commercial:

Maximum LTV of 50% on raw and finished goods

Used vehicles, new recreational vehicles and manufactured homes not to exceed (NTE) 80% LTV

Equipment:

New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.

Restaurant equipment up to 35% of market value

Heavy trucks, titled trailers, NTE 75% LTV and aircraft up to 75% of appraised value

We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATM’s (automated teller machines) are provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, Defiance, and Perrysburg, along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles, Bryan Eagles; Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of serviced provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana office.

At March 31, 2012, we had 250 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

2012 IN REVIEW

The Company has begun 2012 with strong first quarter results, even outpacing the first quarter of 2011 which was a vast improvement over 2010’s first quarter. Improvement occurred in the noninterest income segment of the income statement. Pressure continues on the net interest margin and a lower net interest position is also evident on the income statement. Asset quality continued to improve and lower costs due to the improvement also occurred.

Short-term rates remain low and are expected to remain low throughout 2012. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield while modestly increasing the duration of the investment portfolio. As of March 31, 2012, the favorable gain produced from the sale of securities was $169 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. As of March 31, 2011, the favorable gain was at $339 thousand and the securities sold were out of state municipals and agencies. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized market gain position at the start of 2012.

During the first quarter of 2011, the Bank received a payoff on a large nonaccrual loan. The collection of which included over $600 thousand of interest and a reimbursement of over $300 thousand in legal fees. The collection process took almost three years to complete. This boost to income is evident throughout from net interest margin, improved asset quality to lower non-interest expense for the quarter. It also offsets tightening margins due to soft loan demand and high liquidity caused from higher deposit growth. As was expected, the first quarter numbers for 2012, as they relate to interest earnings, were lower in yield than first quarter 2011 without an additional large influx of nonaccrual interest collection. However, the Bank was able to realize improvement in a lower loan provision requirement. As compared to a year ago, provision expense was $644 thousand lower for the first three months. This contributed to ROA and ROE remaining higher than a year ago.

A large amount of write-downs and losses on the sale of other real estate owned (ORE) hampered 2011 as compared to the same time period 2012. The balance in ORE is at $3.6 million which is $422 thousand lower as of March 31, 2012 compared to March 31, 2011. While March 31, 2012 recognized $67 thousand in write-downs and losses from sales of ORE, as of March 31, 2011, the Bank had recognized $648 thousand in a compilation of write-downs and losses on ORE. This impact is evidenced by in the higher non-interest income for the first quarter 2012.

The impact of new legislation, such as Health Care and Dodd-Frank Financial Reform (collectively, “Financial Reform legislation”), weighs heavily on the minds of bankers along with their customers during its implementation. Legislation has impacted the collection of fees related to discretionary overdraft protection during the second half of 2011 and the first quarter of 2012. The cost is hidden by the growth in the number of checking accounts from which fees are generated. The growth masks the loss as actual dollars collected for the first quarter of 2012 as compared to 2011 is only down by $4 thousand. The increase in the number of checking accounts however is $1.2 thousand. Taking the income generated per account at the 2011 level and multiplying by the increase number of checking accounts, reveals additional cost or loss of revenue of $24 thousand for the first quarter 2012 has occurred.

Another concern stemming from the impact of new legislation relates to debit card interchange fees. Currently the regulation for banks has a carve out for banks under $10 billion in assets as it relates to those fees. This may help to maintain the debit card program through the remainder of 2012. In terms of revenue, the increase in number of checking accounts mentioned above and customers’ increased usage of the debit card has enabled the Bank to earn $101 thousand more in interchange and ATM fees in first quarter 2012 as compared to first quarter 2011. This explains our primary concern at this point on the impact of future revenue and expenses and how quickly it will be felt should the carve out provide only short term relief.

The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well.

The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy and is seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Company follows general practices within the industry in which it operates. At times the application of these principles requires Management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements. These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING POLICY AND ESTIMATES (Continued)

Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) and the valuation of its Mortgage Servicing Rights and Other Real Estate Owned (OREO) as the accounting areas that require the most subjective or complex judgments, and as such have the highest possibility of being subject to revision as new information becomes available.

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

MATERIAL CHANGES IN FINANCIAL CONDITION,

LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of March 31, 2012 to that of December 31, 2011, the liquidity of the Bank has increased by approximately $33.6 million and remains strong with additional funds being moved from cash to short-term Bank deposits, Federal Funds sold and to a higher yielding security portfolio. The Bank has taken advantage of the Federal Reserve paying interest on its checking account and placed $17.5 million in the investment portfolio. The Bank may use these excess funds to fund new loan growth. During the first quarter 2012, net loans have decreased just over $13 million.

Overall, cash and cash equivalents increased almost $16.1 million and securities increased $17.5 million over yearend 2011. The Company’s increased liquidity came from a decrease of $13 million in the Bank’s loan portfolio due to regular payments, pay downs on line usage, payoffs and charge offs. The Company has an unsecured borrowing capacity of $45 million through correspondent banks and over $162.2 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts that follow do not include stock.

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

March 31, 2012	(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	(442)	42,808	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	(11)	1,564	—	—

The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of March 31, 2012.

March 31, 2012	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$30,956	$482	$—	$31,438
U.S. Government agency	180,484	2,868	(442)	$182,910
Mortgage-backed securities	60,704	1,491	—	$62,195
State and local governments	64,393	4,104	(11)	$68,486

	$336,537	$8,945	$(453)	$345,029

The following table shows the maturity schedule of the security portfolio with the largest portion due within less than 5 years. Management feels confident that loan growth can easily be funded from an orderly runoff of the investment portfolio.

	(In Thousands)
	March 31, 2012
	Amortized Cost	Fair Value
One year or less	$13,482	$13,625
After one year through five years	198,748	202,551
After five years through ten years	52,069	53,609
After ten years	11,534	13,049

Subtotal	$275,833	$282,834
Mortgage Backed Securities	60,704	62,195

Total	$336,537	$345,029

As previously stated, net loans show a decrease of $13 million for the three months ended March 31, 2012. $126 thousand was charged-off during the three month period indicating the decrease was not due to charged-offs. The balance of the decrease in loans was due to the pay down, payoff or refinancing of loans. Loan sales into the secondary market has also impacted the consumer and agricultural real estate. During the first quarter almost $30 million of these sales occurred with only $27.6 million of the loans originated in the same period. The loan watch list decreased slightly. The trend of decreasing loan balances is not unique to this quarter as the chart to follow shows the trend during the last three years.

The chart below shows the breakdown of the loan portfolio by category less deferred loan fees and costs as of March 31 for the last three years.

	(In Thousands)
	March 2012 Amount	March 2011 Amount	March 2010 Amount
Commercial Real Estate	$200,865	$195,754	$194,268
Agricultural Real Estate	31,814	31,948	33,650
Consumer Real Estate	79,716	83,115	86,036
Commercial and Industrial	103,915	113,415	117,344
Agricultural	54,084	60,508	65,400
Consumer, Overdrafts and other loans	21,652	26,552	29,008
Industrial Development Bonds	1,196	1,965	1,965

Total Loans	$493,242	$513,257	$527,671

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

All categories of loans experienced a decrease in balances over the time periods shown with the exception of commercial real estate and a small thousand dollar increase in Industrial Development Bonds.

Overall, total assets of the Company increased $21.8 million from December 31, 2011 to March 31, 2012.

Deposits increased $24.4 million with the largest increase in the savings portfolio due to the introduction of the KASASA Saver program. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. KASASA Saver, whose product utilizes a higher yielding rate than the Bank’s regular saving account, is the reason behind the retention and increase of dollars in savings. These continue to be the deposits of choice and attract not only new money from existing customers but new customers to the Bank.

The Certificate of Deposit (COD) portfolio has increased $3.9 million during the first three months of 2012, a small piece of the increase which is why the Bank continues to decrease the cost of funds. This is demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION—Interest Expense”.

The Bank paid off $13.2 million in FHLB advances which had matured during 2011 and made principal payments of just $17 thousand so far in 2012. Securities sold under agreement to repurchase decreased almost $2.4 million during the first three months of 2012 as compared to yearend.

Capital increased approximately $384 thousand from year-end during the three months of 2012. Positive earnings being greater than the decrease in accumulated other comprehensive income are the factors behind the increase. Comprehensive income decreased $777 thousand which encompassed the shift of $169 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid were equivalent to the same period last year.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.69%
Tier I Leverage Ratio	10.18%
Risk Based Capital Tier I	16.01%
Total Risk Based Capital	16.91%
Stockholders’ Equity/Total Assets	11.16%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Interest Income

Annualized interest income and yield on earning assets is down in 2012 as compared to March 31, 2011. While total assets were only slightly higher than yearend, the decrease in interest income resulted primarily from the transition of the Company’s earning assets from high yield to lower yield assets offset by the large collection of nonaccrual interest collected in first quarter 2011. As the table that follows confirms, the shift of funds within the interest earning portfolios from loans to investments and the collection of nonaccrual interest in 2011 almost equally caused a lower March, 2012 yield in loans thereby causing lower interest income. The increased volume in the security portfolio did offset the loss in interest income due to rate changes. However, the portfolio continues to have calls due to the low rate environment. Prepayment speeds remain high on mortgage-backed securities.

Overall, interest income from loans was down $1.23 million in comparing the three months ended March 31, 2012 to same period 2011 which accounts for the overall drop in interest income of $1.18 million. This emphasizes the impact of declining loan balances and the need to find good loans with which to rebuild the portfolio. The overall asset yield decreased 66 basis points between the two periods.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	March 31, 2012			March 31, 2011
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Earning Assets:
Loans	$491,969	$6,797	5.56%	6.29%
Taxable Investment Securities	277,503	1,198	1.73%	1.86%
Tax-exempt Investment Securities	63,241	467	4.48%	5.03%
Fed Funds Sold & Interest Bearing
Deposits	43,555	14	0.13%	0.16%

Total Interest Earning Assets	$876,268	$8,476	4.00%	4.66%

Change in March 31, 2012 Interest Income Compared to March 31, 2011 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$(1,226)	$(591)	$(635)
Taxable Investment Securities	93	347	(254)
Tax-exempt Investment Securities	(43)	40	(83)
Fed Funds Sold & Interest Bearing Deposits	(3)	1	(4)

Total Interest Earning Assets	$(1,179)	$(203)	$(976)

Interest Expense

Interest expense continued to be lower than the comparable three months from 2011. Interest expense related to deposits was down $444 thousand while the average interest-bearing deposit balance increased by $8.5 million in comparing the balances of each first three months. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-six months. However, depositors continue to place more funds in shorter term deposits or move funds elsewhere. KASASA Cash and Saver helped to increase the savings average deposit balances by $25.4 million.

Interest on borrowed funds was $139 thousand lower for the three month periods ended March 31, 2012 and 2011. Borrowings from Federal Home Loan Bank were paid off during 2011, making the balance in other borrowed money considerably lower in 2012 in comparison. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had similar balances in 2012 and 2011 making the decrease in cost due mainly to lower rates.

The decrease in interest expense did not outpace the decrease in interest income as it did last year and remains a focus for improvement in 2012. Asset yield decreased 66 basis points while cost of funds decreased 32 basis points. The main focus is to increase asset yield by using excess cash and investments to fund loan growth.

	(In Thousands) March 31, 2012			March 31, 2011
	Average Balance	Interest/Expense	Yield/Rate	Yield/Rate
Interest Bearing Liabilities:
Savings Deposits	$366,524	$539	0.59%	0.66%
Other Time Deposits	294,302	900	1.22%	1.70%
Other Borrowed Money	16,656	124	2.98%	3.52%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	50,820	61	0.48%	0.60%

Total Interest Bearing Liabilities	$728,302	$1,624	0.89%	1.21%

Change in March 31, 2012 Interest Expense Compared to March 31, 2011 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$(23)	$75	$(98)
Other Time Deposits	(422)	(104)	(318)
Other Borrowed Money	(139)	(197)	58
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	(14)	2	(16)

Total Interest Bearing Liabilities	$(598)	$(224)	$(374)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income is lower in the three month comparison, reversing the positive position of the yearend 2011’s comparison. This comes as no surprise as the first quarter 2011 was boosted by the collection of $600 thousand of nonaccrual interest income. If that amount was subtracted from 2011, the net interest dollars would be very similar to 2012. The issue of earning less per earning asset dollars, however, would still remain as evidenced by the lower net interest margin ratio.

Net interest income, in comparison to 2011, may remain behind throughout the year as 2011 was further aided by an additional collection of $5 million in nonaccrual loans in the fourth quarter. Nonaccrual interest was also collected on those loans in the fourth quarter. The Bank continues to attempt to add spread on renewing loans and loan growth is needed to improve the overall numbers. Interest expense on time deposits should also continue to show a decrease until depositors begin to transition back into longer-term deposits. The rate environment is predicted to remain low throughout 2012. Should rates begin to rise sooner, the challenge will be to delay the pricing up of deposits.

Provision Expense

Provision for loan loss was almost $644 thousand lower for the three months ended March 31, 2012 as compared to the same 2011 period. The decrease in the average balance in nonaccrual loans, along with improving asset quality and low loan growth warranted the lower provision to the loan loss reserve. The balance in nonaccrual loans decreased $226 thousand along with a decrease of almost $1.8 million in impaired loan balances as of March 31, 2012 as compared to the balances as of March 31, 2011. The overall loan portfolio was also $20.0 million lower as of March 31, 2012 compared to March 31, 2011. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts below will show for 2012 and 2011, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period and 2011 had a larger net charge-off position than 2012. Should the recovery stop or continue to slow even further, it is more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses. In the immediate future, the Bank would expect to fund the loan loss reserve for any loan growth that may occur.

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

Looking at the balance in impaired loans, it shows the Bank has recognized a slight increase in the overall balance of impaired loans when looking at March 2012 compared to December 2011. However, a positive factor can also been seen: A significant decrease in the current average balance during 2012. This is due mainly to the collection of principal from the sale of collateral from two borrowers and the remainder from charge-off activity within this classification of loans during 2011.

An increase in the impaired loans with a valuation allowance relates to one relationship of just over $200 thousand which the Bank added during the first quarter 2012. A collection of the collateral may have a short fall.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

The following table tracks the change in impaired loans and their valuation allowance along with nonaccrual balances as of March 31, 2012 and December 31, 2011 upon which the previous comments were made.

	(In Thousands)
	Three months March 31, 2012	Year Ended December 31, 2011	Three months March 31, 2011
Impaired loans without a valuation allowance	$362	$446	$1,761
Impaired loans with a valuation Allowance	1,505	1,408	1,875

Total impaired loans	$1,867	$1,854	$3,636

Valuation allowance related to impaired loans	$191	$175	$575
Total non-accrual loans	$2,923	$2,131	$3,149
Total loans past-due ninety days or more and still accruing	$—	$—	$31
Average investment in impaired loans	$1,954	$5,466	$3,872

The Bank had $207 thousand of its loans classified as troubled debt restructured during the first quarter of 2012, the same $207 thousand as at December 31, 2011.

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

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

	(In Thousands)
	March-12	March-11	March-10
Loans	$493,242	$513,257	$556,348

Daily average of outstanding loans	$491,969	$513,208	$561,650

Allowance for Loan Losses—Jan 1	$5,091	$5,706	$6,008
Loans Charged off:
Commercial Real Estate	—	88	—
Ag Real Estate	—	—	—
Consumer Real Estate	40	94	36
Commercial and Industrial	—	471	49
Agricultural	—	24	100
Consumer & other loans	86	115	81

	126	792	266

Loan Recoveries
Commercial Real Estate	4	1	—
Ag Real Estate	—	—	—
Consumer Real Estate	3	18	2
Commercial and Industrial	15	5	2
Agricultural	7	3	1
Consumer & other loans	30	39	34

	59	66	39

Net Charge Offs	67	726	227
Provision for loan loss	128	772	1,690
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses—March 31	$5,152	$5,752	$7,471
Allowance for Unfunded Loan Commitments & Letters of Credit March 31	140	152	221

Total Allowance for Credit Losses—March 31	$5,292	$5,904	$7,692

Ratio of net charge-offs to average Loans outstanding	0.01%	0.14%	0.04%

Ratio of Allowance for Loan Loss to Nonperforming Loans	170.43%	182.70%	48.85%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

	March-2012		March-2011
	Amount (000’s)	% of Portfolio	Amount (000’s)	% of Portfolio
Balance at End of Period Applicable To:
Commercial Real Estate	$1,570	40.72	$2,150	38.14
Ag Real Estate	89	6.45	154	6.22
Consumer Real Estate	433	16.16	266	16.19
Commercial and Industrial	1,859	21.07	2,520	22.10
Agricultural	272	10.97	312	11.79
Consumer, Overdrafts and other loans	293	4.39	332	5.17
Unallocated	636	0.24	18	0.38

Allowance for Loan & Lease Losses	$5,152		$5,752
Off Balance Sheet Commitments	$140		$152

Total Allowance for Credit Losses	$5,292		$5,904

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to .64% as of the end of March 2012. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-interest Income

Non-interest income was higher for the three months ended March 31, 2012 as compared to same period in March 31, 2011. 2011 was hurt from the loss on other assets owned of $648 thousand. This had come from not only sales but from write-downs to the Bank’s ORE as new appraisals were obtained. While both years show this line item in a loss position, 2011 is higher by $581 thousand. The total in the line item is made up of loss on sale of ORE and loss on sale or disposal of fixed assets, though fixed assets sales are inconsequential. Completely offsetting this loss in 2012 is the gain on sale of securities, $169 thousand so far in 2012 and $339 thousand gain partially offset the March 31, 2011 loss.

Improvement in non-interest income was reached in customer service fees and net gain on sale of loans. The increase in the checking and savings portfolios in terms of number of accounts in 2012 as compared to 2011 has been the one of the main factors behind the additional collection of fees. With implementation of Regulation E on August 15, 2010, the increase in the number of accounts was not enough to offset the regulatory changes and year-to-date overdraft fee income is $4 thousand lower than during the same period last year. Increases came from debit card usage with first quarter 2012 being $101 thousand higher in revenue than first quarter 2011. This revenue stream is very important to the Bank and its ability to offer ‘free’ checking accounts to our customers.

Another factor for the improvement of non-interest income stems from the activity of selling real estate loans into the secondary market. 1-4 family and agricultural real estate loans have benefited from the low rate environment. This activity impacts many areas of non-interest income from gain on the sale of loans, up $86 thousand in comparing first quarter 2012 to 2011, servicing income, higher by $165 thousand for the same comparison and the capitalization of mortgage servicing rights, $119 thousand higher as shown in chart to follow. The servicing rights and capitalization of the rights is included in the customer service fees line on the income statement.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. A slight impairment in the valuation of the ten year segment occurred in first quarter 2011.

	(In Thousands)
	2012	2011
Beginning Balance, January 1	$2,071	$2,178
Capitalized Additions	184	65
Amortizations	(194)	(89)
Valuation Allowance	—	(2)

Ending Balance, March 31	$2,061	$2,152

The Bank was able to continue to take advantage of the opportunity to recognize gains from the sales of securities without impacting the yield of the investment portfolio by marginally extending the maturity duration. The gain in first quarter 2012 was based on security sales of $24.6 million while 2011’s gain was based on security sales of $16.4 million. There were not any securities sold at a loss in either period.

Overall non-interest income improved $920 thousand for the first three months of operations in 2012 as compared to 2011. The improvement is expected to continue through 2012, specifically in the area of loss on sale or other assets owned.

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

	(In Thousands)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net Unrealized gain on available-for-sale securities	$(1,006)	$1,226
Reclassification adjustment for gain on sale of available-for-sale securities	(169)	(339)

Net unrealized gains	(1,175)	887
Tax Effect	400	(302)

Other comprehensive income	$(775)	$585

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-Interest Expense

Non-interest expense for the quarter ended March 31, 2012 was only $195 thousand higher than for the same period of 2011. The largest individual increase in expense related to the mortgage servicing rights. Amortization expense was $103 thousand higher in 2012 due to the refinancing activity. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. 1-4 family loans sold during the first quarter 2012 were $22.1 million compared to 2011’s first quarter sales of $11.4 million.

Salaries and wages were higher by $33 thousand during the quarter which was expected with the improved performance of the Company as a whole over 2011 and the likelihood of paying an incentive. Base pay was higher in 2012 than 2011 with the number of full time equivalent employees having increased from 248 as of March 31, 2011 to 250 as of March 31, 2012. Pension and other employee benefits increased by $13 thousand in the same time periods. Occupancy expense increased $92 thousand over first quarter 2011 with all areas from real estate taxes to utilities incurring increases.

One bright spot in the non-interest expense was the decrease in FDIC assessment costs. March 2012’s $130 thousand was $190 thousand lower than March 2011’s $320 thousand. In June 2011, the FDIC began assessing fees based on total asset size rather than deposit size in order to have large banks incur a fairer share of the burden. This has resulted in a decrease of cost for the majority of community banks such as ours.

Other general and administrative was higher during the quarter for 2012 by $130 thousand; however first quarter 2011 included the collection of $300 thousand in loan collection costs. Taking the 2011 adjustment into account, first quarter 2012 was in fact lower by $170 thousand from normal operations. Overall non-interest expense was just $195 thousand higher in first quarter 2012 than in 2011 with 2011 having benefited from the recapture of collection costs on one large loan. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was up $304 thousand for the three months ended March 31, 2012, compared to the same period of 2011. The improvement in asset quality that has occurred over the last year and a half along with lower loan balances enabled the Company to have $644 thousand less in provision expense in 2012 as compared to 2011. This coupled with the decrease on ORE write-down and losses summarized in gain/loss on sale of other assets owned of $581 thousand less in 2012 than in 2011, are the largest factors behind the improvement. Obviously, the gain on sale of securities plays a role in the improvement and the Company is fortunate that the opportunity existed to capture income that has been used to improve the profitability of the last two years. The decrease in net interest income for the quarter is proof of the importance of the effect of balance sheet mix as the decreased loan balances continues to impact overall asset yield.

The Company remains positioned for continued improvement in the net interest margin while rates remain low, if loan demand would increase. It will be a challenge to maintain the margin once short term rates begin to rise. However, the Bank remains focused on improving the asset yield through improved asset quality and added spread to prime on variable and adjustable rate loans. As with the rest of the banking industry, the Company is also limited from achieving higher profitability by the cost of increased regulatory requirements such as Regulation E, Dodd-Frank Wall Street Reform and Consumer Protection Act and any other additional regulations that may be enacted during 2012 and their corresponding cost of compliance. The Company will continue to seek to enhance existing products and services to increase revenue, improve efficiency and increase customer satisfaction.

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

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which the Company is subject is interest rate risk. The majority of the our interest rate risk arises from the instruments, positions and transactions entered into for purposes, other than trading such as loans, available for sale securities, interest bearing deposits, short term borrowings and long term borrowings. Interest rate risk occurs when interest bearing

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

assets and liabilities re-price at different times as market interest rates change. For example, if fixed rate assets are funded with variable rate debt, the spread between asset and liability rates will decline or turn negative if rates increase.

Interest rate risk is managed within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. In the event that our asset/liabilities management strategies are unsuccessful, our profitably may be adversely affected. The Company employs a sensitivity analysis utilizing interest rate shocks to help in this analysis.

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate
2.69%	-19.40%	Rising	3.00%	23,731	-20.01%
2.91%	-12.65%	Rising	2.00%	25,743	-13.23%
3.13%	-6.19%	Rising	1.00%	27,713	-6.59%
3.33%	0.00%	Flat	0.00%	29,667	0.00%
3.19%	-4.40%	Falling	-1.00%	28,626	-3.51%
2.97%	-10.91%	Falling	-2.00%	27,062	-8.78%
2.69%	-19.34%	Falling	-3.00%	24,887	-16.11%

The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and the net interest income. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods during 2011 and so far in 2012. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both.

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

ITEM 4 CONTROLS AND PROCEDURES

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2011.

PART II OTHER INFORMATION (Continued)

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2012 to 1/31/2012				200,000
2/1/2012 to 2/29/2012				200,000
3/1/2012 to 3/31/2012	11,269	20.65	11,269	188,731

Total	11,269	20.65	11,269	188,731

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 20, 2012. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 20, 2012 and December 31, 2012.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

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

Farmers & Merchants Bancorp, Inc.,

Date: April 30, 2012	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 30, 2012	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO