Form 10-Q
period 2012-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2012-08-01
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,683,978
Class	Outstanding as of July 25, 2012

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

**	The interactive data file (XBRL) exhibit is only available electronically. You can obtain copies of these files electronically at the SEC’s website at www.sec.gov. The files are also available on the Farmers and Merchants State Bank’s website at

www.fm-bank.com under the shareholder’s information tab.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars)

	June 30, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$15,579	$17,563
Interest bearing deposits with banks	14,049	14,046
Federal funds sold	12,063	11,534

Total cash and cash equivalents	41,691	43,143

Securities - available for sale (Note 2)	357,150	327,519
Other Securities, at cost	4,365	4,365
Loans, net (Note 4)	493,332	501,124
Bank premises and equipment	16,882	16,984
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,077	2,071
Other Real Estate Owned	3,314	3,572
Accrued interest and other assets	21,171	20,141

TOTAL ASSETS	$944,056	$922,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$85,839	$84,567
Interest bearing
NOW accounts	190,166	193,137
Savings	182,234	170,052
Time	291,912	291,626

Total deposits	750,151	739,382
Federal funds purchased and securities sold under agreement to repurchase	54,474	52,440
FHLB Advances	16,628	16,662
Dividend Payable	884	890
Accrued expenses and other liabilities	14,076	8,528

Total Liabilities	836,213	817,902

SHAREHOLDERS’ EQUITY:
Common stock, no par value - authorized 6,500,000 shares; issued & outstanding 5,200,000 shares	12,677	12,677
Treasury Stock - 516,022 shares 2012, 489,368 shares 2011	(10,590)	(9,898)
Unearned Stock Awards 29,090 shares 2012, 27,935 shares 2011	(552)	(564)
Retained Earnings	99,544	96,495
Accumulated other comprehensive income	6,764	6,381

Total Shareholders’ Equity	107,843	105,091

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$944,056	$922,993

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2011 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
INTEREST INCOME:
Loans, including fees	$6,804	$7,088	$13,601	$15,111
Debt Securities:
U.S. Treasury securities	92	107	173	207
Securities of U.S. Government Agencies	1,055	1,046	2,080	1,980
Municipalities	518	536	1,028	1,068
Dividends	46	48	95	97
Federal funds sold	4	3	11	9
Other	6	16	13	27

Total Interest Income	8,525	8,844	17,001	18,499
INTEREST EXPENSE:
Deposits	1,470	1,772	2,909	3,655
Federal Funds purchased and securities sold under agreements to repurchase	60	76	121	151
Borrowed funds	123	261	247	524

Total Interest Expense	1,653	2,109	3,277	4,330

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,872	6,735	13,724	14,169
PROVISION FOR LOAN LOSSES (Note 4)	78	657	206	1,429

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,794	6,078	13,518	12,740
NONINTEREST INCOME
Customer service fees	1,245	914	2,569	1,705
Other service charges and fees	860	837	1,618	1,613
Net gain (loss) on sale of other assets owned	(210)	(166)	(277)	(814)
Net gain on sale of loans	622	63	783	138
Net gain on sale of securities	—	33	169	372

Total Noninterest Income	2,517	1,681	4,862	3,014
NONINTEREST EXPENSE
Salaries and wages	2,193	2,155	4,479	4,408
Pension and other employee benefits	744	546	1,572	1,361
Occupancy expense (net)	386	457	791	770
Furniture and Equipment	349	352	701	744
Data processing	286	230	551	460
Franchise Taxes	236	224	473	442
FDIC Assessment	89	120	219	440
Mortgage servicing rights amortization	178	90	372	181
Other general and administrative	1,292	1,392	2,450	2,328

Total Noninterest Expense	5,753	5,566	11,608	11,134

INCOME BEFORE FEDERAL INCOME TAX	3,558	2,193	6,772	4,620
FEDERAL INCOME TAXES	1,020	626	1,950	1,072

NET INCOME	$2,538	$1,567	$4,822	$3,548

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains on securities	$1,159	$2,029	$6,764	$2,614

COMPREHENSIVE INCOME	$3,697	$3,596	$11,586	$6,162

NET INCOME PER SHARE	$0.54	$0.33	$1.02	$0.76
Weighted Average Shares Outstanding	4,695,151	4,686,008	4,704,674	4,689,285
DIVIDENDS DECLARED	$0.19	$0.19	$0.38	$0.38

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,822	$3,548
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	577	675
Accretion and amortization of securities	1,587	1,422
Amortization of servicing rights	372	181
Amortization of core deposit intangible	156	156
Provision for loan losses	206	1,429
Gain on sale of loans held for sale	(783)	(138)
Originations of loans held for sale	(69,946)	(16,958)
Proceeds from sale of loans held for sale	71,746	18,501
Loss on sale of other assets	277	814
Gain on sale of investment securities	(169)	(372)
Change in Operating Assets and Liabilities, net	4,814	(922)

Net Cash Provided by Operating Activities	13,659	8,336
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities:
Maturities, prepayments and calls	16,428	12,806
Sales	24,584	19,758
Purchases	(71,740)	(69,960)
Proceeds from sale of assets	2	10
Additions to premises and equipment	(477)	(629)
Loan originations and principal collections, net	5,786	18,240

Net Cash (Used) in Investing Activities	(25,417)	(19,775)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,769	(1,906)
Net change in short-term debt	2,034	(2,295)
Repayments of long-term debt	(34)	(3,109)
Purchase of Treasury stock	(683)	(220)
Cash dividends paid on common stock	(1,780)	(1,785)

Net Cash Provided (Used) by Financing Activities	10,306	(9,315)

Net (Decrease) in cash and cash equivalents	(1,452)	(20,754)
Cash and cash equivalents - Beginning of year	43,143	43,379

Cash and cash equivalents - End of period	$41,691	$22,625

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$15,579	$13,357
Interest bearing deposits with banks	14,049	7,234
Federal funds sold	12,063	2,034

Cash at end of period	$41,691	$22,625

Supplemental Information
Cash paid during the period for:
Interest	$3,295	$4,385

Income Taxes	$2,266	$565

Noncash investing activities:
Transfer of loans to other real estate owned	$182	$1,516

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that are expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Other Securities

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2012 and December 31, 2011 are reflected below.

	(In Thousands)
	June 2012		December 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$41,691	$41,691	$43,143	$43,143
Securities - available for sale	357,150	357,150	327,519	327,519
Other Securities	4,365	4,365	4,365	4,365
Loans, net	493,332	486,965	501,124	504,804
Interest receivable	3,926	3,926	3,481	3,481

Financial Liabilities:
Deposits	$750,151	$752,379	$739,382	$741,975
Short-term debt	54,474	54,474	52,440	52,440
Federal Home Loan Bank advances	16,628	15,698	16,662	16,638
Interest payable	324	324	342	342
Dividends payable	884	884	890	890

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, segregated by the valuation techniques used by the Company to determine those fair values.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. During 2010, local municipals were purchased that the Bank evaluates based on the credit strength of the underlying project such as the hospital or retirement home. The fair value is determined by valuing similar credit payment streams at similar rates.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets-Securities Available for Sale
U.S. Treasury	$31,551	$—	$—
U.S. Government agency	—	193,081	—
Mortgage-backed securities	—	61,894	—
State and local governments	—	54,895	15,729

Total Securities Available for Sale	$31,551	$309,870	$15,729

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets-Securities Available for Sale
U.S. Treasury	$26,691	$—	$—
U.S. Government agency	—	177,797	—
Mortgage-backed securities	—	55,413	—
State and local governments	—	53,917	13,701

Total Securities Available for Sale	$26,691	$287,127	$13,701

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

At June 30, 2012 and beginning as of December 31, 2011, the Company classified only US Treasuries as Level 1 and considered all Government Agency and Mortgage-backed securities as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2012 and December 31, 2011, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2012 and December 31, 2011, impaired loans categorized as Level 3 were $4.35 and $1.85 million, respectively. The specific allocation for impaired loans was $557 and $175 thousand as of June 30, 2012 and December 31, 2011, respectively, which are accounted for in the allowance for loan losses (see Note 4).

Other real estate is reported at either the lower of the fair value of the real estate minus the estimated costs to sell the asset or the cost of the asset. The determination of fair value of the real estate relies primarily on appraisals from third parties. If the fair value of the real estate, minus the estimated costs to sell the asset, is less than the asset’s cost, the deficiency is recognized as a valuation allowance against the asset through a charge to expense. The valuation allowance is therefore increased or decreased, through charges or credits to expense, for changes in the asset’s fair value or estimated selling costs.

The following table presents impaired loans and other real estate owned as recorded at fair value on June 30, 2012 and December 31, 2011:

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2012 (In Thousands)
	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for six-month period ended June 30, 2012
Impaired loans	$4,354	$—	$—	$4,354	$(139)

Other real estate owned - residential mortgages	$900	$—	$—	$900	$(50)

Other real estate owned - commercial	$2,414	$—	$—	$2,414	$(157)

					$(346)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (Continued)

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011 (In Thousands)
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2011
Impaired loans	$1,854	$—	$—	$1,854	$(150)

Other real estate owned - residential mortgages	$958	$—	$—	$958	$(145)

Other real estate owned commercial	$2,614	$—	$—	$2,614	$(633)

					$(928)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At June 30, 2012 and December 31, 2011, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

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

The amortization expense for the year ended December 31, 2011 was $312 thousand. Of the $312 thousand to be expensed in 2012, $156 thousand has been expensed in the first half.

Amortization expense of the core deposit intangible assets remaining is as follows:

	(In Thousands)
	Knisely	Hicksville	Total
2012	$157	$155	$312
2013	157	155	312
2014	157	155	312
2015	—	155	155
2016	—	155	155
Thereafter	—	80	80

	$471	$855	$1,326

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

LOANS

NOTE 4 LOANS

Loan balances as of June 30, 2012 and December 31, 2011:

	(In Thousands)
Loans:	June 30, 2012	December 31, 2011
Commercial real estate	$202,900	$201,158
Agricultural real estate	32,408	31,993
Consumer real estate	81,252	81,585
Commercial and industrial	104,224	114,497
Agricultural	54,808	52,598
Consumer	21,691	23,375
Industrial Development Bonds	1,199	1,196

	$498,482	$506,402

Less: Net deferred loan fees and costs	(114)	(187)

	498,368	506,215
Less: Allowance for loan losses	(5,036)	(5,091)

Loans - Net	$493,332	$501,124

The following is a maturity schedule by major category of loans as of June 30, 2012:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Commercial Real Estate	$22,989	$111,355	$68,556
Agricultural Real Estate	2,353	9,657	20,398
Consumer Real Estate	7,290	15,701	58,261
Commercial/Industrial	69,319	31,342	3,563
Agricultural	36,001	17,027	1,780
Consumer	5,057	14,369	2,151
Industrial Development Bonds	25	282	892

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2012. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$84,505	$118,395
Agricultural Real Estate	9,787	22,621
Consumer Real Estate	10,215	68,321
Commercial/Industrial	11,184	70,068
Agricultural	3,470	51,338
Consumer	676	20,901
Industrial Development Bonds	0	1,199

As of June 30, 2012 and December 31, 2011 one to four family residential mortgage loans amounting to $32.7 and $67.4 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of January 2010 from a high of 2.85% of total loans to a low of .64% as of March 31, 2012. As of June 30, 2012, past dues were 1.10%. These percentages do not include nonaccrual loans which are not past due (nonaccruals are not considered past due if current). This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by class or loans as of June 30, 2012 and December 31, 2011, net of deferred fees:

	(In Thousands)
June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer real estate	$912	$235	$479	$1,626	$79,626	$81,252	$—
Agricultural real estate	95	—	—	95	32,313	32,408	—
Agricultural	—	—	—	—	54,808	54,808	—
Commercial Real Estate	71	—	823	894	202,006	202,900	—
Commercial and Industrial	—	80	2,726	2,806	102,617	105,423	—
Consumer	42	—	—	42	21,535	21,577	—

Total	$1,120	$315	$4,028	$5,463	$492,905	$498,368	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer real estate	$753	$248	$441	$1,442	$80,143	$81,585	$—
Agricultural real estate	—	—	—	—	31,993	31,993	—
Agricultural	7	—	—	7	52,591	52,598	—
Commercial Real Estate	46	611	927	1,584	199,574	201,158	—
Commercial and Industrial	78	—	420	498	115,195	115,693	—
Consumer	24	—	—	24	23,164	23,188	—

Total	$908	$859	$1,788	$3,555	$502,660	$506,215	$—

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2012 and December 31, 2011:

	(In Thousands)
	June 30 2012	December 31 2011
Consumer real estate	$743	$700
Agricultural real estate	—	—
Agricultural	—	7
Commercial Real Estate	1,344	1,003
Commercial and Industrial	2,806	421
Consumer	—	—

Total	$4,893	$2,131

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

The following table represents the risk category of loans by class based on the most recent analysis performed as of June 30, 2012 and December 31, 2011 (in thousands):

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
June 30, 2012
1-2	$1,318	$2,337	$4,111	$942	$188
3	11,634	23,987	30,669	25,844	623
4	18,890	28,432	153,615	69,427	388
5	376	52	6,403	3,963	—
6	190	—	7,502	1,608	—
7	—	—	600	2,440	—
8	—	—	—	—	—

Total	$32,408	$54,808	$202,900	$104,224	$1,199

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2011
1-2	$1,059	$1,500	$3,545	$710	$188
3	12,613	25,019	23,346	22,506	622
4	17,255	26,008	162,788	82,745	386
5	383	57	6,098	3,897	—
6	683	7	4,677	4,219	—
7	—	7	704	420	—
8	—	—	—	—	—

Total	$31,993	$52,598	$201,158	$114,497	$1,196

For consumer residential real estate, and other consumer, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grading as of June 30, 2012 and December 31, 2011.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	June 30 2012	December 31 2011
Grade
Pass	$80,753	$81,062
Special Mention (5)	—	—
Substandard (6)	197	240
Doubtful (7)	302	283

Total	$81,252	$81,585

	(In Thousands)
	Consumer Credit	Consumer Credit	Consumer Other	Consumer Other
	June 30 2012	December 31 2011	June 30 2012	December 31 2011
Performing	$3,356	$3,607	$18,023	$19,531
Nonperforming	—	—	198	50

Total	$3,356	$3,607	$18,221	$19,581

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents three months ended June 30, 2012 and six months ended June 30, 2012.

June 30, 2012 Last 3 Months
Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	1	$1,937	$1,937
Ag Real Estate		$—	$—
Commercial and Industrial		$—	$—

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 3 Months	Recorded Investment
Commercial Real Estate	—	$—
Ag Real Estate	—	$—
Commercial and Industrial	—	$—

June 30, 2012 Last 6 Months
Troubled Debt Restructurings	Number of Contracts Modified in the Last 6 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	1	$1,937	$1,937
Ag Real Estate		$—	$—
Commercial and Industrial		$—	$—

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 6 Months	Recorded Investment
Commercial Real Estate	—	$—
Ag Real Estate	—	$—
Commercial and Industrial	—	$—

The Bank had approximately $207 thousand of its impaired loans classified as troubled debt restructured as of June 30, 2012 and December 31, 2011. For the majority of the Bank’s impaired loans, the Bank will apply the observable market price methodology. However, the Bank may also utilize a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time for re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the collateral value used.

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans for three months ended June 30, 2012 and June 30, 2011.

Three Months Ended June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Consumer real estate	$340	$355	$—	$213	$—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	207	384	—	207	—
Commercial and industrial	364	364	—	122	—
Consumer	—	10	—	—	—
With a specific allowance recorded:
Consumer real estate	398	425	139	400	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	600	847	—	664	—
Commercial and industrial	2,441	2,441	417	1,162	1
Consumer	4	4	1	4	—

Totals:
Consumer real estate	$738	$780	$139	$613	$—

Agriculture real estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$807	$1,231	$—	$871	$—

Commercial and industrial	$2,805	$2,805	$417	$1,284	$1

Consumer	$4	$14	$1	$4	$—

Three Months Ended June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Consumer real estate	$137	$137	$—	$210	$6
Agriculture real estate	—	—	—	291	5
Agriculture	4,900	4,900	—	4,582	1
Commercial real estate	760	953	—	1,506	8
Commercial and industrial	1,148	1,148	—	100	—
Consumer	—	—	—	4	—
With a specific allowance recorded:
Consumer real estate	915	924	292	444	3
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	106	106	25	288	—
Commercial and industrial	—	1,045	—	595	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$1,052	$1,061	$292	$654	$9

Agriculture real estate	$—	$—	$—	$291	$5

Agriculture	$4,900	$4,900	$—	$4,582	$1

Commercial real estate	$866	$1,059	$25	$1,794	$8

Commercial and industrial	$1,148	$2,193	$—	$695	$—

Consumer	$—	$—	$—	$4	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans for six months ended June 30, 2012 and June 30, 2011.

Six Months Ended June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Consumer real estate	$340	$355	$—	$185	$—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	207	384	—	207	—
Commercial and industrial	364	364	—	61	—
Consumer	—	10	—	—	—
With a specific allowance recorded:
Consumer real estate	398	425	139	395	5
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	600	847	—	683	—
Commercial and industrial	2,441	2,441	417	827	2
Consumer	4	4	1	4	—

Totals:
Consumer real estate	$738	$780	$139	$580	$5

Agriculture real estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$807	$1,231	$—	$890	$—

Commercial and industrial	$2,805	$2,805	$417	$888	$2

Consumer	$4	$14	$1	$4	$—

Six Months Ended June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Consumer real estate	$137	$137	$—	$—	$6
Agriculture real estate	—	—	—	248	5
Agriculture	4,900	4,900	—	2,531	1
Commercial real estate	760	953	—	1,466	12
Commercial and industrial	1,148	1,148	—	50	—
Consumer	—	—	—	2	—
With a specific allowance recorded:
Consumer real estate	915	924	292	396	3
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	106	106	25	205	—
Commercial and industrial	—	1,045	—	804	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$1,052	$1,061	$292	$396	$9

Agriculture real estate	$—	$—	$—	$248	$5

Agriculture	$4,900	$4,900	$—	$2,531	$1

Commercial real estate	$866	$1,059	$25	$1,671	$12

Commercial and industrial	$1,148	$2,193	$—	$854	$—

Consumer	$—	$—	$—	$2	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	June 30, 2012	December 31, 2011
Allowance for Loan Losses
Balance at beginning of year	$5,091	$5,706
Provision for loan loss	206	1,715
Loans charged off	(398)	(2,681)
Recoveries	137	351

Allowance for Loan & Leases Losses	$5,036	$5,091

Allowance for Unfunded Loan Commitments & Letters of Credit	$141	$130

Total Allowance for Credit Losses	$5,177	$5,221

ITEM 1	NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

Additional analysis related to the allowance for credit losses for three months ended June 30, 2012 and June 30, 2011 is as follows (in thousands):

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$433	$90	$272	$1,569	$1,859	$293	$140	$636	$5,292
Charge Offs	(53)	—	—	(97)	—	(121)	—	—	$(271)
Recoveries	25	—	3	1	4	45	—	—	$78
Provision	55	2	—	249	(7)	66	—	(288)	$77
Other Non-interest expense related to unfunded	—	—	—	—	—	—	1	—	$1

Ending Balance	$460	$92	$275	$1,722	$1,856	$283	$141	$348	$5,177

Ending balance: individually evaluated for impairment	$139	$—	$—	$—	$417	$1	$—	$—	$557

Ending balance: collectively evaluated for impairment	$321	$92	$275	$1,722	$1,439	$282	$141	$348	$4,620

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$81,252	$32,408	$54,808	$202,900	$105,423	$21,577	$—	$—	$498,368

Ending balance: individually evaluated for impairment	$738	$—	$—	$807	$2,805	$4	$—	$—	$4,354

Ending balance: collectively evaluated for impairment	$80,514	$32,408	$54,808	$202,093	$102,618	$21,573	$—	$—	$494,014

Ending balance: loans acquired with deteriorated credit quality	$547	$—	$—	$—	$—	$—	$—	$—	$547

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2011
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859
Charge Offs	(97)	—	$—	(66)	(846)	(53)	—	—	$(1,062)
Recoveries	5	—	61	29	1	48	—	—	$144
Provision	357	34	(100)	221	538	(35)	—	(314)	$701
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(9)	—	$(9)

Ending Balance	$523	$156	$288	$2,052	$2,047	$340	$144	$83	$5,633

Ending balance: individually evaluated for impairment	$292	$—	$—	$25	$—	$—	$—	$—	$317

Ending balance: collectively evaluated for impairment	$231	$156	$288	$2,027	$2,047	$340	$144	$83	$5,316

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$90,313	$32,228	$57,221	$185,237	$115,912	$25,249	$—	$—	$506,160

Ending balance: individually evaluated for impairment	$1,052	$—	$4,900	$866	$1,148	$—	$—	$—	$7,966

Ending balance: collectively evaluated for impairment	$89,261	$32,228	$52,321	$184,371	$114,764	$25,249	$—	$—	$498,194

Ending balance: loans acquired with deteriorated credit quality	$989	$—	$—	$—	$—	$—	$—	$—	$989

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis related to the allowance for credit losses for six months ended June 30, 2012 and June 30, 2011 is as follows (in thousands):

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221
Charge Offs	(93)	—	—	(97)	—	(208)	—	—	$(398)
Recoveries	30	—	10	2	19	76	—	—	$137
Provision	262	(48)	(1)	(271)	(110)	100	—	274	$206
Other Non-interest expense related to unfunded	—	—	—	—	—	—	11	—	$11

Ending Balance	$460	$92	$275	$1,722	$1,856	$283	$141	$348	$5,177

Ending balance: individually evaluated for impairment	$139	$—	$—	$—	$417	$1	$—	$—	$557

Ending balance: collectively evaluated for impairment	$321	$92	$275	$1,722	$1,439	$282	$141	$348	$4,620

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$81,252	$32,408	$54,808	$202,900	$105,423	$21,577	$—	$—	$498,368

Ending balance: individually evaluated for impairment	$738	$—	$—	$807	$2,805	$4	$—	$—	$4,354

Ending balance: collectively evaluated for impairment	$80,514	$32,408	$54,808	$202,093	$102,618	$21,573	$—	$—	$494,014

Ending balance: loans acquired with deteriorated credit quality	$547	$—	$—	$—	$—	$—	$—	$—	$547

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2011
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859
Charge Offs	(190)	—	(24)	(155)	(1,316)	(169)	—	—	$(1,854)
Recoveries	23	—	65	29	6	85	—	—	$208
Provision	433	34	(81)	310	1,003	44	—	(314)	$1,429
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(9)	—	$(9)

Ending Balance	$524	$156	$287	$2,052	$2,047	$340	$144	$83	$5,633

Ending balance: individually evaluated for impairment	$291	$—	$—	$25	$—	$—	$—	$—	$316

Ending balance: collectively evaluated for impairment	$233	$156	$287	$2,027	$2,047	$340	$144	$83	$5,317

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$81,557	$32,228	$57,221	$193,993	$115,912	$25,249	$—	$—	$506,160

Ending balance: individually evaluated for impairment	$1,052	$—	$4,900	$1,749	$265	$—	$—	$—	$7,966

Ending balance: collectively evaluated for impairment	$80,505	$32,228	$52,321	$192,244	$115,647	$25,249	$—	$—	$498,194

Ending balance: loans acquired with deteriorated credit quality	$989	$—	$—	$—	$—	$—	$—	$—	$989

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INTRODUCTION

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of service provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices.

For a discussion of the general development of the Company’s business throughout 2012, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2012 in Review”.

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continued to experience high unemployment. After reaching a high of 11% unemployment for Ohio in March, 2010, the unemployment rate decreased in each of the ensuing months and closed April 2012 at 7.3% for Ohio and 7.9% for Indiana. National and State unemployment reports for May 2012, show a slight improvement while the majority of the market areas served by the Company have rates higher than the State average as of May 2012. The agricultural industry continued its strong performance in 2011 evidenced by strengthened financial statements. Automotive showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving, however borrowing activity remains sluggish. New 1-4 family residential and construction remain weak while refinancing activity remains brisk.

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

The Bank also provides checking account services, as well as savings and time deposit services such as a certificates of deposits. In addition ATM’s (Automated Teller Machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRA’s (Individual Retirement Accounts) and HSA’s (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and ACH file transmittal. In addition the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services.

The Bank’s underwriting policies exercised through established procedures facilitates operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been not to promote innovative, unproven credit products which will not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank does also retain the servicing on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by these agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of a broker

The Bank does not have a program to fund sub-prime loans. Sub-prime loans are characterized as a lending program or strategy that target borrowers who pose a significantly higher risk of default than traditional retail banking customers.

Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:

Commercial Real Estate – Construction, purchase, and refinance of business purpose real estate. Risks include loan amount in relation to construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in orderly fashion, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.

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

Accounts Receivable:

Up to 80% LTV.

Inventory:

Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.

Commercial:

Maximum LTV of 50% on raw and finished goods.

Used vehicles, new recreational vehicles and manufactured homes not to exceed (NTE) 80% LTV.

Equipment:

New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.

Restaurant equipment up to 35% of market value.

Heavy trucks, titled trailers, NTE 75% LTV and aircraft up to 75% of appraised value.

We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATM’s are provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, Defiance, and Perrysburg, along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles, Bryan Eagles; Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.

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

At June 30, 2012, we had 246 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

2012 IN REVIEW

The Company began 2012 with strong first quarter results and continued those results through the second quarter. Improvement strengthened in the noninterest income segment of the income statement. Pressure continues on the net interest margin though the dollars were higher for the quarter than the same period last year. A lower net interest position is also evident on the income statement in the year-to-date figures. Asset quality continued to improve.

However, short-term rates remain low and are expected to remain low throughout 2012. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield while modestly increasing the duration of the investment portfolio. As of June 30, 2012, the favorable gain produced from the sale of securities was $169 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. As of June 30, 2011, the favorable gain was at $372 thousand and the securities sold were out of state municipals and agencies. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized market gain position at the start of 2012. The market value of the security portfolio remains high as evidenced by the high comprehensive income reported on the income statement. Additional opportunity to sell investment securities for a gain remains.

During the first quarter of 2011, the Bank received a payoff on a large nonaccrual loan. The collection of which included over $600 thousand of interest and a reimbursement of over $300 thousand in legal fees. The collection process took almost three years to complete. This boost to income is evident throughout from net interest margin, improved asset quality to lower non-interest expense for the first half. It also offset tightening margins due to soft loan demand and high liquidity caused from higher deposit growth. As was expected, the first quarter numbers for 2012, as they relate to interest earnings, were lower in yield than first quarter 2011 without an additional large influx of nonaccrual interest collection. This continued in second quarter 2012 as compared to 2011; the yield was lower though the net dollars were higher. The Bank was able to realize improvement as a result of a lower loan provision requirement. As compared to a year ago, provision expense was $1.2 million lower for the first six months. This contributed to ROA and ROE remaining higher than a year ago.

Noninterest income was significantly higher than a year ago, not only for the quarter but also in terms of year-to-date. Customer service fees were $864 thousand higher as of June 30, 2012 compared to the same period 2011. An increase in mortgage servicing rights due to the high volume of consumer mortgage activity, increased debit card usage by our customers and the service fees generated from our secondary agricultural real estate loans, were the main drivers of the improvement. Each accounted for over $250 thousand of additional revenue as compared to last year. All remain strong and are expected to contribute to improved earnings for the third quarter.

Consumer and agricultural real estate loan sales in the secondary market provided a $645 thousand boost to non interest income for the first half of 2012 as compared to 2011. This activity is also predicted to continue through the third quarter of 2012 as customers seek to lock in long term fixed rates.

A large amount of write-downs and losses on the sale of other real estate owned (ORE) hampered 2011 as compared to the same time period 2012. The balance in ORE is at $3.3 million which is $245 thousand lower as of June 30, 2012 compared to June 30, 2011. While June 30, 2012 recognized $277 thousand in write-downs and losses from sales of ORE, as of June 30, 2011, the Bank had recognized $814 thousand in a compilation of write-downs and losses on ORE. This impact is evidenced in the higher non-interest income for the first half 2012.

The impact of new legislation, such as Patient Protection and Affordable Care Act and Dodd-Frank Wall Street Reform and Consumer Protection Act (collectively, “Financial Reform legislation”), weighs heavily on the minds of bankers along with their customers during its implementation. Legislation has impacted the collection of fees related to discretionary overdraft protection during the second half of 2011 and the first half of 2012. The cost is hidden by the growth in the number of checking accounts from which fees are generated. The growth masks the loss as actual dollars collected for the first half of 2012 as compared to 2011 is only up by $9.7 thousand. The increase in the average number of checking accounts however is 1.4 thousand. Taking the income generated per account at the 2011 level and multiplying by the higher number of checking accounts, reveals an additional cost or loss of revenue of $46.9 thousand for the first half 2012 has occurred.

Another concern stemming from the impact of new legislation relates to debit card interchange fees. Currently the regulation for banks has a carve out for banks under $10 billion in assets as it relates to those fees. This may help to maintain the debit card program through the remainder of 2012. In terms of revenue, the increase in number of checking accounts mentioned above and customers’ increased usage of the debit card has enabled the Bank to earn $252.6 thousand more in interchange and ATM fees in first half 2012 as compared to first half 2011. This explains our primary concern at this point on the impact of future revenue and expenses and how quickly it will be felt should the carve out provide only short term relief.

The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well. Drought conditions exist in the majority of the market area we service. Crop insurance and two previous years of strong yields should lessen any negative impact on our agricultural portfolio.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of June 30, 2012 to that of December 31, 2011, the liquidity of the Bank has increased by approximately $28.2 million and remains strong with additional funds being moved from cash to short-term Bank deposits, Federal Funds sold and to a higher yielding security portfolio. The Bank has taken advantage of the Federal Reserve paying interest on its operational account and placed $29.6 million in the investment portfolio. The Bank may use these excess funds to fund new loan growth. During the first half 2012, net loans have decreased just under $7.8 million, which is lower than first quarter’s $13 million decrease, signaling a slight improvement for the second quarter.

Overall, cash and cash equivalents decreased almost $1.5 million and securities increased $29.6 million over yearend 2011. The Company’s increased liquidity came from an increase in the deposit portfolio and lack of any significant loan growth. The Company has an unsecured borrowing capacity of $45 million through correspondent banks and over $168.4 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts that follow do not include stock.

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

As the chart below shows, there were not any securities in a loss position as of June 30, 2012.

June 30, 2012	(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	—	—	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	—	—	—	—

The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of June 30, 2012.

June 30, 2012	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$30,882	$669	$—	$31,551
U.S. Government agency	189,453	3,628	—	$193,081
Mortgage-backed securities	60,425	1,469	—	$61,894
State and local governments	66,141	4,483	—	$70,624

	$346,901	$10,249	$—	$357,150

The following table shows the maturity schedule of the security portfolio with the largest portion due within less than 5 years. Management feels confident that loan growth can easily be funded from an orderly runoff of the investment portfolio.

	(In Thousands)
	June 30, 2012
	Amortized Cost	Fair Value
One year or less	$25,717	$25,948
After one year through five years	194,206	198,773
After five years through ten years	55,020	57,391
After ten years	11,533	13,144

Subtotal	$286,476	$295,256
Mortgage Backed Securities	60,425	61,894

Total	$346,901	$357,150

As previously stated, net loans show a decrease of $7.8 million for the six months ended June 30, 2012. $282 thousand was charged-off during the six month period indicating the decrease was not due to charged-offs. The balance of the decrease in loans was due to the pay down, payoff or refinancing of loans. Loan sales into the secondary market has also impacted the consumer and agricultural real estate. During the first half almost $71.7 million of these sales occurred with only $69.9 million of the loans originated in the same period. Agricultural real estate accounted for just over a third of the activity with 1-4 family representing the majority. Both portfolios include a large portion of refinancing. The trend of decreasing loan balances is not unique to this year as the chart to follow shows the trend during the last three years.

The chart below shows the breakdown of the loan portfolio by category less deferred loan fees and costs as of June 30 for the last three years.

	(In Thousands)
	June 2012 Amount	June 2011 Amount	June 2010 Amount
Commercial Real Estate	$202,900	$193,993	$221,905
Agricultural Real Estate	32,408	32,228	40,554
Consumer Real Estate	81,252	81,557	81,041
Commercial and Industrial	104,224	113,947	115,974
Agricultural	54,808	57,221	53,786
Consumer, Overdrafts and other loans	21,577	25,249	30,266
Industrial Development Bonds	1,199	1,965	2,491

Total Loans	$498,368	$506,160	$546,017

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Commercial and Industrial portfolio shows the largest decrease of $9.7 million in balance as of June 30, 2012 compared to June 30, 2011. Agricultural real estate shows a slight increase which may switch positions next quarter as over $6 million will be sold. Overall, loans decreased $7.8 million as compared to the same period last year and $47.6 million as compared to June 30, 2010.

Overall, total assets of the Company increased $21.1 million from December 31, 2011 to June 30, 2012.

Deposits increased $10.8 million with the largest increase in the savings portfolio due to the introduction of the KASASA Saver program. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. KASASA Saver, whose product utilizes a higher yielding rate than the Bank’s regular saving account, is the reason behind the retention and increase of dollars in savings. These continue to be the deposits of choice and attract not only new money from existing customers but new customers to the Bank.

The Certificate of Deposit (COD) portfolio has increased just $286 thousand during the first six months of 2012; a small piece of the overall increase in deposits, which is why the Bank continues to decrease the cost of funds. This is demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION - Interest Expense”.

The Bank paid off $13.2 million in FHLB advances which had matured during 2011 and made principal payments of just $34 thousand so far in 2012. An additional $5 million advance bearing an interest rate of 4.84% will mature in September which the Bank intends to pay off at this time. This too should lower the cost of funds. Securities sold under agreement to repurchase increased $2.0 million during the first six months of 2012 as compared to yearend.

Capital increased approximately $2.8 million from year-end during the six months of 2012. Positive earnings and an increase in accumulated other comprehensive income are the factors behind the increase. Comprehensive income increased $383 thousand which encompassed the shift of $169 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid were equivalent to the same period last year.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.38%
Tier I Leverage Ratio	9.89%
Risk Based Capital Tier I	15.64%
Total Risk Based Capital	16.51%
Stockholders’ Equity/Total Assets	11.42%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for six month periods ended June 30, 2011 and 2012

Interest Income

Annualized interest income and yield on earning assets is down in 2012 as compared to June 30, 2011. While the average total earning assets were only slightly higher by 2.3% or $19.8 million than the prior year, the decrease in interest income resulted primarily from the transition of the Company’s earning assets from high yield to lower yield assets. 2011 was also boosted by the large collection of nonaccrual interest collected in the first quarter. As the table that follows confirms, the shift of funds within the interest earning portfolios from loans to investments and the collection of nonaccrual interest in 2011 caused a lower June 2012 yield in loans, thereby causing lower interest income. The increased volume in the security portfolio did offset the loss in interest income due to rate changes. However, the portfolio continues to have calls due to the low rate environment. Prepayment speeds remain high on mortgage-backed securities.

Overall, interest income from loans was down $1.5 million in comparing the six months ended June 30, 2012 to same period 2011 which accounts for the overall drop in interest income of almost the same amount. This emphasizes the impact of declining loan balances and the need to find good loans with which to rebuild the portfolio. The overall asset yield decreased 45 basis points between the two periods.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands) June 30, 2012			June 30, 2011
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Earning Assets:
Loans	$496,242	$13,601	5.52%	5.97%
Taxable Investment Securities	286,949	2,435	1.70%	1.87%
Tax-exempt Investment Securities	64,227	941	4.44%	4.96%
Fed Funds Sold & Interest Bearing Deposits	24,907	24	0.19%	0.23%

Total Interest Earning Assets	$872,325	$17,001	4.03%	4.48%

Change in June 30, 2012 Interest Income Compared to June 30, 2011 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$(1,510)	$(367)	$(1,143)
Taxable Investment Securities	87	308	(221)
Tax-exempt Investment Securities	(63)	65	(128)
Fed Funds Sold & Interest Bearing Deposits	(12)	(6)	(6)

Total Interest Earning Assets	$(1,498)	$—	$(1,498)

Interest Expense

Interest expense continued to be lower than the comparable six months from 2011. Interest expense related to deposits was down $746 thousand while the average interest-bearing deposit balance increased by $8.3 million in comparing the balances of each first six months. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-six months. However, depositors continue to place more funds in shorter term deposits or move funds elsewhere. KASASA Cash and Saver helped to increase the savings average deposit balances by $23.8 million.

Interest on borrowed funds was $277 thousand lower for the six month period ended June 30, 2012 than 2011. Borrowings from Federal Home Loan Bank were paid off during 2011, making the balance in other borrowed money considerably lower in 2012 in comparison. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had similar balances in 2012 and 2011 making the decrease in cost due mainly to lower rates.

The decrease in interest expense did not outpace the decrease in interest income as it did last year and remains a focus for improvement in 2012. Asset yield decreased 45 basis points while cost of funds decreased 29 basis points. The main focus is to increase asset yield by using excess cash and investments to fund loan growth.

	(In Thousands) June 30, 2012			June 30, 2011
	Average Balance	Interest/Expense	Yield/Rate	Yield/Rate
Interest Bearing Liabilities:
Savings Deposits	$372,600	$1,075	0.58%	0.65%
Other Time Deposits	293,823	1,834	1.25%	1.64%
Other Borrowed Money	16,648	247	2.97%	3.54%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	50,617	121	0.48%	0.60%

Total Interest Bearing Liabilities	$733,688	$3,277	0.89%	1.18%

Change in June 30, 2012 Interest Expense Compared to June 30, 2011 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$(55)	$69	$(124)
Other Time Deposits	(691)	(91)	(600)
Other Borrowed Money	(277)	(192)	(85)
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	(30)	1	(31)

Total Interest Bearing Liabilities	$(1,053)	$(213)	$(840)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income is lower in the six month comparison, reversing the positive position of the yearend 2011’s comparison. This comes as no surprise as the first quarter 2011 was boosted by the collection of $600 thousand of nonaccrual interest income. If that amount was subtracted from 2011, the net interest dollars would be very similar and slightly lower than 2012. The issue of earning less per earning asset dollars, however, would still remain as evidenced by the lower net interest margin ratio.

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

Provision Expense

Provision for loan loss was $1.2 million lower for the six months ended June 30, 2012 as compared to the same 2011 period. The decrease in the average balance in nonaccrual loans, along with improving asset quality and low loan growth warranted the lower provision to the loan loss reserve. The balance in nonaccrual loans decreased almost $4.0 million along with a decrease of $3.6 million in impaired loan balances as of June 30, 2012 as compared to the balances as of June 30, 2011. The overall loan portfolio was also $7.8 million lower as of June 30, 2012 compared to June 30, 2011. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts below will show for 2012 and 2011, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period and 2011 had a larger net charge-off position than 2012. Should the recovery stop or continue to slow even further, it is more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses. In the immediate future, the Bank would expect to fund the loan loss reserve for any loan growth that may occur.

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

Looking at the balance in impaired loans, it shows the Bank has recognized an increase in the overall balance of impaired loans when looking at June 2012 compared to December 2011. However, a positive factor can also been seen: A significant decrease in the current average balance during 2012. This is due mainly to the collection of principal from the sale of collateral from two borrowers and the remainder from charge-off activity within this classification of loans during 2011.

An increase in the impaired loans with a valuation allowance relates to two relationships of $2.4 million, one comprising $2.3 million, being added in the second quarter. This was in addition to one relationship of just over $200 thousand which the Bank added during the first quarter 2012. In addition, during the second quarter, one relationship previously declared impaired had an increase in the allocation amount. A collection of the collateral may have a larger short fall.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

The following table tracks the change in impaired loans and their valuation allowance along with nonaccrual balances as of June 30 of 2011 and 2012, and December 31, 2011, upon which the previous comments were made.

	(In Thousands)
	June 30, 2012	December 31, 2011	June 30, 2011
Impaired loans without a valuation allowance	$806	$446	$7,128
Impaired loans with a valuation allowance	3,548	1,408	838

Total impaired loans	$4,354	$1,854	$7,966

Valuation allowance related to impaired loans	$557	$175	$317
Total non-accrual loans	$4,893	$2,131	$8,867
Total loans past-due ninety days or more and still accruing	$—	$—	$7

For three months ended:
Average investment in impaired loans	$2,772		$5,946

For six months ended
Average investment in impaired loans	$2,363		$8,021

The Bank had $207 thousand of its impaired loans classified as troubled debt restructured during the first half of 2012, the same $207 thousand as at December 31, 2011.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

The following table presents activities for the allowance for loan losses by loan type for three months ended June 30, 2012, 2011 and, 2010.

	(In Thousands)
	Three Months Ended June-12	Three Months Ended June-11	Three Months Ended June-10
Loans	$498,368	$506,160	$546,051

Daily average of outstanding loans	$500,515	$505,960	$552,930

Allowance for Loan Losses - Apr 1	$5,151	$5,752	$7,471
Loans Charged off:
Commercial Real Estate	96	67	205
Ag Real Estate	—	—	—
Consumer Real Estate	53	96	252
Commercial and Industrial	—	845	1,653
Agricultural	—	—	—
Consumer & other loans	122	54	73

	271	1,062	2,183

Loan Recoveries
Commercial Real Estate	1	28	1
Ag Real Estate	—	—	—
Consumer Real Estate	24	5	15
Commercial and Industrial	4	1	257
Agricultural	3	62	1
Consumer & other loans	46	46	51

	78	142	325

Net Charge Offs	193	920	1,858
Provision for loan loss	78	657	1,984
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - June 30	$5,036	$5,489	$7,597
Allowance for Unfunded Loan Commitments & Letters of Credit June 30	141	144	230

Total Allowance for Credit Losses - June 30	$5,177	$5,633	$7,827

Ratio of net charge-offs to average Loans outstanding	0.04%	0.18%	0.34%

Ratio of Allowance for Loan Loss to Nonperforming Loans	102.93%	61.90%	61.53%

The following table presents activities for the allowance for loan losses by loan type for six months ended June 30, 2012, 2011 and 2010.

	(In Thousands)
	Six Months Ended June-12	Six Months Ended June-11	Six Months Ended June-10
Loans	$498,368	$506,160	$546,051

Daily average of outstanding loans	$496,242	$509,564	$557,266

Allowance for Loan Losses - Jan 1	$5,091	$5,706	$6,008
Loans Charged off:
Commercial Real Estate	97	155	—
Ag Real Estate	—	—	—
Consumer Real Estate	93	190	289
Commercial and Industrial	—	1,316	1,907
Agricultural	—	24	100
Consumer & other loans	208	169	154

	398	1,854	2,450

Loan Recoveries
Commercial Real Estate	2	29	—
Ag Real Estate	—	—	—
Consumer Real Estate	30	23	17
Commercial and Industrial	18	6	261
Agricultural	10	65	2
Consumer & other loans	77	85	84

	137	208	364

Net Charge Offs	261	1,646	2,086
Provision for loan loss	206	1,429	3,675
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - June 30	$5,036	$5,489	$7,597
Allowance for Unfunded Loan Commitments & Letters of Credit June 30	141	144	230

Total Allowance for Credit Losses - June 30	$5,177	$5,633	$7,827

Ratio of net charge-offs to average Loans outstanding	0.05%	0.32%	0.04%

Ratio of Allowance for Loan Loss to Nonperforming Loans	102.93%	61.90%	48.85%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

The following table presents the balances for allowance of loan losses by loan type for six months ended June 30, 2012 and June 30, 2011.

	June-2012		June-2011
	Amount (000’s)	% of Portfolio	Amount (000’s)	% of Portfolio
Balance at End of Period Applicable To:
Commercial Real Estate	$1,722	41.26	$2,052	38.33
Ag Real Estate	92	6.50	156	6.37
Consumer Real Estate	460	15.76	523	16.11
Commercial and Industrial	1,856	20.91	2,046	22.51
Agricultural	275	11.00	288	11.30
Consumer, Overdrafts and other loans	283	4.39	340	4.99
Unallocated	348	0.24	84	0.39

Allowance for Loan & Lease Losses	$5,036		$5,489
Off Balance Sheet Commitments	$141		$144

Total Allowance for Credit Losses	$5,177		$5,633

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to .64% as of the end of March 2012. June 2012 remained low at 1.10%. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

Non-interest Income

Non-interest income was higher for the six months ended June 30, 2012 as compared to same period in June 30, 2011. 2011 was hurt from the loss on other assets owned of $648 thousand. This had come from not only sales but from write-downs to the Bank’s ORE as new appraisals were obtained. While both years show this line item in a loss position, 2011 is higher by $537 thousand. The total in the line item is made up of loss on sale of ORE and loss on sale or disposal of fixed assets, though fixed assets sales are inconsequential. Partially offsetting this loss in 2012 is the gain on sale of securities, $169 thousand so far in 2012 and a $339 thousand gain partially offset the June 30, 2011 loss.

Improvement in non-interest income was reached in customer service fees and net gain on sale of loans. The increase in the checking and savings portfolios in terms of number of accounts in 2012 as compared to 2011 has been one of the main factors behind the additional collection of fees. With implementation of Regulation E on August 15, 2010, the increase in the number of accounts was not enough to offset the regulatory changes and year-to-date overdraft fee income is only $9.7 thousand higher than during the same period last year. Increases came from debit card usage with first half 2012 being $252.6 thousand higher in revenue than first half 2011. This revenue stream is very important to the Bank and its ability to offer ‘free’ checking accounts to our customers.

Another factor for the improvement of non-interest income stems from the activity of selling real estate loans into the secondary market. 1-4 family and agricultural real estate loans have benefited from the low rate environment. This activity impacts many areas of non-interest income from gain on the sale of loans, up $645 thousand in comparing first half 2012 to 2011, servicing income, higher by $200 thousand for the same comparison and the capitalization of mortgage servicing rights, $249 thousand higher as shown in the chart to follow. The capitalization of the servicing rights is included in the customer service fees line on the income statement.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. A slight impairment in the valuation of the ten year segment occurred in first quarter 2011 and has decreased thereafter.

	(In Thousands)
	2012	2011
Beginning Balance, January 1	$2,071	$2,178

Capitalized Additions	378	129

Amortizations	(372)	(179)

Valuation Allowance	—	(2)

Ending Balance, June 30	$2,077	$2,126

The Bank was able to continue to take advantage of the opportunity to recognize gains from the sales of securities without impacting the yield of the investment portfolio by marginally extending the maturity duration. The gain in first quarter 2012 was based on security sales of $24.6 million with no additional sales taking place during the second quarter. 2011’s gain of $372 thousand occurred during the first and second quarter and was based on sales of $19.8 million. There were not any securities sold at a loss in either period.

Overall non-interest income improved $1.85 million for the first six months of operations in 2012 as compared to 2011. The improvement in the second quarter was $836 thousand. It is expected to continue through 2012, specifically in the area of loss on sale of other assets owned.

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

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-Interest Income (Continued)

	(In Thousands)
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net Unrealized gain on available-for-sale securities	$750	$4,333
Reclassification adjustment for gain on sale of available-for-sale securities	(169)	(372)

Net unrealized gains	581	3,961

Tax Effect	(197)	(1,347)

Other comprehensive income	$384	$2,614

Non-Interest Expense

Non-interest expense for the quarter ended June 30, 2012 was only $187 thousand higher than for the same period of 2011. In year-to-date terms, the difference between 2012 and 2011; 2012 is higher by $474 thousand. The largest individual increase in expense related to the mortgage servicing rights. Amortization expense was $191 thousand higher in 2012 due to the refinancing activity. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. 1-4 family loans sold during the first half 2012 were $46.0 million compared to 2011’s first half sales of $18.5 million.

Salaries and wages were higher by $71 thousand during the first half which was expected with the improved performance of the Company as a whole over 2011 and the likelihood of paying an incentive. Base pay was higher by 1.93% in 2012 than 2011 with the number of full time equivalent employees having increased from 245 as of June 30, 2011 to 246 as of June 30, 2012. This percentage is in line with the small increases that were authorized to be implemented throughout the organization for performers. Pension and other employee benefits increased by $21l thousand in the same time periods. Occupancy expense increased only $21 thousand over first half 2011.

One bright spot in the non-interest expense was the decrease in FDIC assessment costs. June 2012’s $219 thousand was $221 thousand lower than June 2011’s $440 thousand. In June 2011, the FDIC began assessing fees based on total asset size rather than deposit size in order to have large banks incur a fairer share of the burden. This has resulted in a decrease of cost for the majority of community banks such as ours.

Other general and administrative expenses were higher during the first half for 2012 by $122 thousand; however first quarter 2011 included the collection of $300 thousand in loan collection costs. In comparing costs for the second quarter ended June 30th, 2012 was lower by $100 thousand as compared to 2011. Overall non-interest expense was just $474 thousand higher in first half 2012 than in 2011 with 2011 having benefited from the recapture of collection costs on one large loan. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was up $1.3 million for the six months ended June 30, 2012, compared to the same period of 2011. The improvement in asset quality that has occurred over the last year and a half along with lower loan balances enabled the Company to have $1.2 million less in provision expense in 2012 as compared to 2011. This coupled with the decrease on ORE write-down and losses summarized in gain/loss on sale of other assets owned of $537 thousand less in 2012 than in 2011, increased gain on sale of loans of $645 thousand in 2012 over 2011, are the largest factors behind the improvement. Obviously, the gain on sale of securities plays a role in the improvement and the Company is fortunate that the opportunity existed to capture income that has been used to improve profitability the last two years. The decrease in net income for the quarter is proof of the importance of the effect of balance sheet mix as the decreased loan balances continues to impact overall asset yield.

The Bank added mobile banking to its communication channels for consumers. The Bank is pleased with the response of its customers during the first two months of implementation. The customer may access balances, transactions and transfer funds within their F&M accounts.

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

Comparison of Results of Operations for the quarters ended June 30, 2012 and June 30, 2011

When compared to the quarter ended June 30, 2011, net income after income taxes increased by just under $1 million. The increase was driven primarily by (i) an increase in interest income after taking into account the quarterly provision for loan loss expense, and (ii) an increase of approximately $800 thousand in total non-interest income between the two periods.

Net interest income after the provision for loan loss expense for the quarter ended June 30, 2012 was down $716 thousand from the three-month period ended June 30, 2011. While the decrease in total interest income for the comparison of the two periods was slightly less than the decrease in total interest expense, the principal driver behind the quarterly increase in net interest income for the three month period was a reduction in provision for loan loss expense of approximately $579 thousand. The decrease in the average balance in nonaccrual loans, along with improving asset quality and low loan growth warranted the lower provision to the loan loss reserve

The $800 thousand increase in total non-interest income between the two periods can be attributed primarily to an increase from the sale of loans of $559 thousand between the two periods, and an increase in customer service fees between the two periods of approximately $331 thousand. The increase in the aggregate number of checking and savings accounts has been the principal factor behind the increase in customer service fees for the two periods.

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

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate
2.79%	-18.13%	Rising	3.00%	23,737	-18.99%
3.01%	-11.90%	Rising	2.00%	25,600	-12.60%
3.21%	-5.94%	Rising	1.00%	27,424	-6.37%
3.41%	0.00%	Flat	0.00%	29,288	0.00%
3.26%	-4.37%	Falling	-1.00%	28,215	-3.67%
3.08%	-9.87%	Falling	-2.00%	26,891	-8.19%
2.28%	-17.14%	Falling	-3.00%	25,042	-14.50%

The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods during 2011 and so far in 2012. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both.

The exposure or percentages of change have improved as compared to both year end 2011 and first quarter 2012. This is attributed to the Company utilizing actual market values for the interest rate shocks on its security portfolio rather than the calculation being performed within the model. Also, beginning in 2012, the Office of Thrift Supervision (OTS) discontinued producing decay rates which the model utilized for deposits. The Company is researching and plans to have its own decay rates in place for deposits with the September 2012 reports.

Overall, what the chart shows is that the Company cannot remain stagnant in its choices. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2011.

PART II OTHER INFORMATION (Continued)

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2012 to 4/30/2012				188,731

5/1/2012 to 5/31/2012	16,000	21.93		172,731

6/1/2012 to 6/30/2012	4,675	21.30		168,056

Total	20,675	$21.79		168,056

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 20, 2012. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 20, 2012 and December 31, 2012.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification - CEO

31.2	Rule 13-a-14(a) Certification - CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: July 25, 2012	By: /s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: July 25, 2012	By: /s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO