Form 10-Q
period 2012-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2012-10-29
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,689,258
Class	Outstanding as of October 24, 2012

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

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars)

	September 30, 2012	December 31, 2011
ASSETS:
Cash and due from banks	$13,994	$17,563
Interest bearing deposits with banks	10,561	14,046
Federal funds sold	5,074	11,534

Total cash and cash equivalents	29,629	43,143

Securities - available for sale (Note 2)	353,455	327,519
Other Securities, at cost	4,365	4,365
Loans, net (Note 4)	486,170	501,124
Bank premises and equipment	16,680	16,984
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,087	2,071
Other Real Estate Owned	3,118	3,572
Accrued interest and other assets	21,401	20,141

TOTAL ASSETS	$920,979	$922,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:

Noninterest bearing	$87,354	$84,567
Interest bearing
NOW accounts	186,129	193,137
Savings	183,459	170,052
Time	277,889	291,626

Total deposits	734,831	739,382
Federal funds purchased and securities sold under agreement to repurchase	54,847	52,440
FHLB Advances	11,611	16,662
Dividend Payable	931	890
Accrued expenses and other liabilities	8,748	8,528

Total Liabilities	810,968	817,902

SHAREHOLDERS’ EQUITY:
Common stock, no par value - authorized 6,500,000 shares; issued & outstanding 5,200,000 shares	12,677	12,677
Treasury Stock - 510,742 shares 2012, 478,663 shares 2011	(10,483)	(9,898)
Unearned Stock Awards 30,670 shares 2012, 29,715 shares 2011	(584)	(564)
Retained Earnings	101,048	96,495
Accumulated other comprehensive income	7,353	6,381

Total Shareholders’ Equity	110,011	105,091

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$920,979	$922,993

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2011 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
INTEREST INCOME:
Loans, including fees	$6,564	$7,142	$20,165	$22,253
Debt Securities:
U.S. Treasury securities	93	86	266	293
Securities of U.S. Government Agencies	1,012	1,052	3,092	3,032
Municipalities	555	520	1,583	1,588
Dividends	46	43	141	140
Federal funds sold	2	3	13	12
Other	6	9	19	36

Total Interest Income	8,278	8,855	25,279	27,354
INTEREST EXPENSE:
Deposits	1,345	1,686	4,254	5,341
Federal Funds purchased and securities sold under agreements to repurchase	63	76	184	227
Borrowed funds	124	229	371	753

Total Interest Expense	1,532	1,991	4,809	6,321

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,746	6,864	20,470	21,033
PROVISION FOR LOAN LOSSES (Note 4)	236	93	442	1,522

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,510	6,771	20,028	19,511
NONINTEREST INCOME
Customer service fees	1,239	610	3,808	2,315
Other service charges and fees	943	908	2,561	2,521
Net gain (loss) on sale of other assets owned	(209)	(195)	(486)	(1,009)
Net gain on sale of loans	602	111	1,385	249
Net gain on sale of securities	30	132	199	504

Total Noninterest Income	2,605	1,566	7,467	4,580
NONINTEREST EXPENSE
Salaries and wages	2,303	2,377	6,782	6,785
Pension and other employee benefits	713	636	2,285	1,997
Occupancy expense (net)	268	358	1,059	1,128
Furniture and Equipment	371	315	1,072	1,059
Data processing	292	258	843	718
Franchise Taxes	237	225	710	667
FDIC Assessment	126	161	345	601
Mortgage servicing rights amortization	177	133	549	314
Other general and administrative	1,240	1,074	3,690	3,402

Total Noninterest Expense	5,727	5,537	17,335	16,671

INCOME BEFORE FEDERAL INCOME TAX	3,388	2,800	10,160	7,420
FEDERAL INCOME TAXES	947	719	2,897	1,791

NET INCOME	$2,441	$2,081	$7,263	$5,629

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains on securities	$589	$3,794	$7,353	$6,408

COMPREHENSIVE INCOME	$3,030	$5,875	$14,616	$12,037

NET INCOME PER SHARE	$0.52	$0.44	$1.55	$1.20
Weighted Average Shares Outstanding	4,685,879	4,687,169	4,698,364	4,688,731
DIVIDENDS DECLARED	$0.20	$0.19	$0.58	$0.57

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,263	$5,629
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation	899	894
Accretion and amortization of securities	2,346	2,146
Amortization of servicing rights	549	314
Amortization of core deposit intangible	234	234
Provision for loan losses	442	1,522
Gain on sale of loans held for sale	(1,385)	(249)
Originations of loans held for sale	(100,759)	(30,252)
Proceeds from sale of loans held for sale	104,147	32,018
Loss on sale of other assets	486	1,000
Gain on sale of investment securities	(199)	(504)
Change in Operating Assets and Liabilities, net	(805)	(301)

Net Cash Provided by Operating Activities	13,218	12,451
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities:
Maturities, prepayments and calls	30,404	28,621
Sales	29,084	30,376
Purchases	(86,101)	(79,935)
Proceeds from sale of assets	2	10
Additions to premises and equipment	(597)	(746)
Loan originations and principal collections, net	11,124	18,269

Net Cash (Used) in Investing Activities	(16,084)	(3,405)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(4,551)	(4,928)
Net change in short-term debt	2,407	1,966
Repayments of long-term debt	(5,051)	(8,164)
Purchase of Treasury stock	(789)	(220)
Cash dividends paid on common stock	(2,664)	(2,675)

Net Cash Provided (Used) by Financing Activities	(10,648)	(14,021)

Net (Decrease) in cash and cash equivalents	(13,514)	(4,975)
Cash and cash equivalents - Beginning of year	43,143	43,379

Cash and cash equivalents - End of period	$29,629	$38,404

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$13,994	$13,987
Interest bearing deposits with banks	10,561	16,668
Federal funds sold	5,074	7,749

Cash at end of period	$29,629	$38,404

Supplemental Information
Cash paid during the period for:
Interest	$4,833	$6,460

Income Taxes	$3,386	$1,220

Noncash investing activities:
Transfer of loans to other real estate owned	$334	$2,146

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that are expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Deposits - Interest Bearing, Non-interest Bearing and Time

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2012 and December 31, 2011 are reflected below.

	(In Thousands)
	September 2012					December 2011
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$29,629	$29,629	$29,629	$—	$—	$43,143	$43,143
Securities - available for sale	353,455	353,455	31,511	301,494	20,450	327,519	327,519
Other Securities	4,365	4,365	—	—	4,365	4,365	4,365
Loans, net	486,170	490,764	—	—	490,764	501,124	504,629
Interest receivable	4,614	4,614	—	—	4,614	3,481	3,481

Total Assets	$878,233	$882,827	$61,140	$301,494	$520,193	$879,632	$883,137

Financial Liabilities:
Interest bearing Deposits	$369,588	$372,026	$—	$—	$372,026	$363,189	$363,727
Non-interest bearing Deposits	87,354	87,559	—	87,559	—	$84,568	$85,517
Time Deposits	277,889	279,464	—	—	279,464	$291,625	$292,731

Total Deposits	$734,831	$739,049	$—	$87,559	$651,490	$739,382	$741,975
Short-term debt	54,847	54,847	—	—	54,847	52,440	52,440
Federal Home Loan Bank advances	11,611	12,943	—	—	12,943	16,662	16,638
Interest payable	318	318	—	—	318	342	342
Dividends payable	931	931	—	931	—	890	890

Total Liabilities	$802,538	$808,088	$—	$88,490	$719,598	$809,716	$812,285

Fair Value Measurements

The preceding table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011. September 30, 2012 is segregated by the valuation techniques used by the Company to determine those fair values.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. Local municipals have been purchased that the Bank evaluates based on the credit strength of the underlying project such as the hospital or retirement home. The fair value is determined by valuing similar credit payment streams at similar rates.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurments in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)

	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Assets-Securities Available for Sale
U.S. Treasury	$31,511	$—	$—
U.S. Government agency	—	193,058	—
Mortgage-backed securities	—	58,079	—
State and local governments	—	50,357	$20,450

Total Securities Available for Sale	$31,511	$301,494	$20,450

	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Assets-Securities Available for Sale
U.S. Treasury	$26,691	$—	$—
U.S. Government agency	—	177,797	—
Mortgage-backed securities	—	55,413	—
State and local governments	—	53,917	13,701

Total Securities Available for Sale	$26,691	$287,127	$13,701

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

At September 30, 2012 and beginning as of December 31, 2011, the Company classified only US Treasuries as Level 1 and considered all Government Agency and Mortgage-backed securities as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2012 and December 31, 2011, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At September 30, 2012 and December 31, 2011, impaired loans categorized as Level 3 were $4.52 and $1.85 million, respectively. The specific allocation for impaired loans was $453 and $175 thousand as of September 30, 2012 and December 31, 2011, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents impaired loans and other real estate owned as recorded at fair value on September 30, 2012 and December 31, 2011:

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2012 (In Thousands)
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for nine-month period ended September 30, 2012
Impaired loans	$4,516	$—	$—	$4,516	$(72)
Other real estate owned - residential mortgages	$865	$—	$—	$865	$(25)
Other real estate owned - commercial	$2,253	$—	$—	$2,253	$(346)

					$(443)

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

					$(928)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At September 30, 2012 and December 31, 2011, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

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

The amortization expense for the year ended December 31, 2011 was $312 thousand. Of the $312 thousand to be expensed in 2012, $234 thousand has been expensed as of September 30, 2012.

	(In Thousands)
	Knisely	Hicksville	Total
2012	$157	$155	$312
2013	157	155	312
2014	157	155	312
2015	—	155	155
2016	—	155	155
Thereafter	—	80	80

	$471	$855	$1,326

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

LOANS

NOTE 4	LOANS

Loan balances as of September 30, 2012 and December 31, 2011:

	(In Thousands)
	September 30, 2012	December 31, 2011
Loans:
Commercial real estate	$198,856	$201,158
Agricultural real estate	32,221	31,993
Consumer real estate	81,041	81,585
Commercial and industrial	100,126	114,497
Agricultural	56,581	52,598
Consumer	21,166	23,375
Industrial Development Bonds	1,427	1,196

	$491,418	$506,402

Less: Net deferred loan fees and costs	(114)	(187)

	491,304	506,215
Less: Allowance for loan losses	(5,134)	(5,091)

Loans - Net	$486,170	$501,124

The following is a maturity schedule by major category of loans as of September 30, 2012:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Commercial Real Estate	$24,132	$105,178	$69,546
Agricultural Real Estate	3,207	9,586	19,428
Consumer Real Estate	6,954	14,650	59,437
Commercial/Industrial	64,640	32,475	3,011
Agricultural	36,501	17,961	2,119
Consumer	5,062	13,891	2,099
Industrial Development Bonds	442	93	892

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2012. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$118,823	$80,033
Agricultural Real Estate	22,198	10,023
Consumer Real Estate	68,836	12,205
Commercial/Industrial	77,469	22,657
Agricultural	52,395	4,186
Consumer	20,409	643
Industrial Development Bonds	1,427	0

As of September 30, 2012 and December 31, 2011 one to four family residential mortgage loans amounting to $28.6 and $67.4 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of January 2010 from a high of 2.85% of total loans to a low of .64% as of March 31, 2012. As of September 30, 2012, past dues were 1.13%. These percentages do not include nonaccrual loans which are not past due (nonaccruals are not considered past due if current). This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by class or loans as of September 30, 2012 and December 31, 2011, net of deferred fees:

	(In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
September 30, 2012
Consumer real estate	$887	$189	$776	$1,852	$79,189	$81,041	$—
Agricultural real estate	30	—	—	30	32,191	32,221	—
Agricultural	—	21	—	21	56,560	56,581	—
Commercial Real Estate	179	—	894	1,073	197,783	198,856	—
Commercial and Industrial	130	3	2,325	2,458	99,095	101,553	—
Consumer	35	6	—	41	21,011	21,052	—

Total	$1,261	$219	$3,995	$5,475	$485,829	$491,304	$—

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
December 31, 2011
Consumer real estate	$753	$248	$441	$1,442	$80,143	$81,585	$—
Agricultural real estate	—	—	—	—	31,993	31,993	—
Agricultural	7	—	—	7	52,591	52,598	—
Commercial Real Estate	46	611	927	1,584	199,574	201,158	—
Commercial and Industrial	78	—	420	498	115,195	115,693	—
Consumer	24	—	—	24	23,164	23,188	—

Total	$908	$859	$1,788	$3,555	$502,660	$506,215	$—

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2012 and December 31, 2011:

	(In Thousands)
	September 30 2012	December 31 2011
Consumer real estate	$1,107	$700
Agricultural real estate	—	—
Agricultural	—	7
Commercial Real Estate	1,408	1,003
Commercial and Industrial	2,745	421
Consumer	—	—

Total	$5,260	$2,131

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of RMA ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:

a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.

c.	The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment.

f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:

a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

The following table represents the risk category of loans by class based on the most recent analysis performed as of September 30, 2012 and December 31, 2011 (in thousands):

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
September 30, 2012
1-2	$1,800	$2,696	$4,018	$967	$97
3	11,279	20,389	36,049	23,919	942
4	18,426	33,453	143,015	66,567	388
5	661	43	6,199	4,055	—
6	55	—	8,975	2,238	—
7	—	—	600	2,380	—
8	—	—	—	—	—

Total	$32,221	$56,581	$198,856	$100,126	$1,427

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2011
1-2	$1,059	$1,500	$3,545	$710	$188
3	12,613	25,019	23,346	22,506	622
4	17,255	26,008	162,788	82,745	386
5	383	57	6,098	3,897	—
6	683	7	4,677	4,219	—
7	—	7	704	420	—
8	—	—	—	—	—

Total	$31,993	$52,598	$201,158	$114,497	$1,196

For consumer residential real estate, and other consumer, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned grading as of September 30, 2012 and December 31, 2011.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	September 30 2012	December 31 2011
Grade
Pass	$80,242	$81,062
Special Mention (5)	—	—
Substandard (6)	535	240
Doubtful (7)	264	283

Total	$81,041	$81,585

	(In Thousands)
	Consumer Credit	Consumer Credit	Consumer Other	Consumer Other
	September 30 2012	December 31 2011	September 30 2012	December 31 2011
Performing	$3,350	$3,607	$17,518	$19,531
Nonperforming	—	—	184	50

Total	$3,350	$3,607	$17,702	$19,581

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents three months ended September 30, 2012 and nine months ended September 30, 2012.

	September 30, 2012 Last 3 Months			September 30, 2012 Last 9 Months
Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts Modified in the Last 9 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	—	$—	$—	1	$1,937	$1,937
Ag Real Estate	—	$—	$—	—	$—	$—
Commercial and Industrial	2	$420	$420	2	$420	$420

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 3 Months	Recorded Investment		Number of Contracts Modified in the Last 9 Months	Recorded Investment
Commercial Real Estate	—	$—		—	$—
Ag Real Estate	—	$—		—	$—
Commercial and Industrial	—	$—		—	$—

The following table represents three months ended September 30, 2011 and nine months ended September 30, 2011.

	September 30, 2011 Last 3 Months			September 30, 2011 Last 9 Months
Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts Modified in the Last 9 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	—	$—	$—	2	$923	$688
Ag Real Estate	—	$—	$—	—	$—	$—
Commercial and Industrial	—	$—	$—	—	$—	$—

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 3 Months	Recorded Investment		Number of Contracts Modified in the Last 9 Months	Recorded Investment
Commercial Real Estate	1	$—		1	$207
Ag Real Estate	—	$—		—	$—
Commercial and Industrial	—	$—		—	$—

The Bank had approximately $207 thousand of its impaired loans classified as troubled debt restructured as of September 30, 2012 and December 31, 2011. For the majority of the Bank’s impaired loans, the Bank will apply the observable market price methodology. However, the Bank may also utilize a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time for re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the collateral value used.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans for three months ended September 30, 2012 and September 30, 2011.

Three Months Ended September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$573	$645	$—	$485	$2
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	207	384	—	207	—
Commercial and industrial	365	365	—	365	—
Consumer	—	4	—	—	—
With a specific allowance recorded:
Consumer real estate	391	391	69	489	1
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	600	847	—	620	—
Commercial and industrial	2,380	2,380	383	2,380	7
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$964	$1,036	$69	$974	$3

Agriculture real estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$807	$1,231	$—	$827	$—

Commercial and industrial	$2,745	$2,745	$383	$2,745	$7

Consumer	$—	$4	$—	$—	$—

Three Months Ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$—	$—	$—	$133	$7
Agriculture real estate	—	—	—	223	—
Agriculture	5,036	5,036	—	4,768	3
Commercial real estate	1,567	1,744	—	1,717	9
Commercial and industrial	—	—	—	118	—
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	479	492	101	382	2
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	—	—	—	104	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$479	$492	$101	$515	$9

Agriculture real estate	$—	$—	$—	$223	$—

Agriculture	$5,036	$5,036	$—	$4,768	$3

Commercial real estate	$1,567	$1,744	$—	$1,821	$9

Commercial and industrial	$—	$—	$—	$118	$—

Consumer	$—	$—	$—	$—	$—

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans for nine months ended September 30, 2012 and September 30, 2011.

Nine Months Ended September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$573	$645	$—	$285	$7
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	207	384	—	207	—
Commercial and industrial	365	365	—	162	—
Consumer	—	4	—	—	—
With a specific allowance recorded:
Consumer real estate	391	391	69	427	1
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	600	847	—	662	—
Commercial and industrial	2,380	2,380	383	1,345	—
Consumer	—	—	—	3	10

Totals:
Consumer real estate	$964	$1,036	$69	$712	$8

Agriculture real estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$807	$1,231	$—	$869	$—

Commercial and industrial	$2,745	$2,745	$383	$1,507	$—

Consumer	$—	$4	$—	$3	$10

Nine Months Ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$—	$—	$—	$202	$12
Agriculture real estate	—	—	—	240	—
Agriculture	5,036	5,036	—	3,276	3
Commercial real estate	1,567	1,744	—	1,550	20
Commercial and industrial	—	—	—	73	—
Consumer	—	—	—	1	—
With a specific allowance recorded:
Consumer real estate	479	492	101	391	2
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	—	—	—	171	—
Commercial and industrial	—	—	—	536	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$479	$492	$101	$593	$14

Agriculture real estate	$—	$—	$—	$240	$—

Agriculture	$5,036	$5,036	$—	$3,276	$3

Commercial real estate	$1,567	$1,744	$—	$1,721	$20

Commercial and industrial	$—	$—	$—	$609	$—

Consumer	$—	$—	$—	$1	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	September 30, 2012	December 31, 2011
Allowance for Loan Losses
Balance at beginning of year	$5,091	$5,706
Provision for loan loss	442	1,715
Loans charged off	(639)	(2,681)
Recoveries	240	351

Allowance for Loan & Leases Losses	$5,134	$5,091

Allowance for Unfunded Loan Commitments & Letters of Credit	$149	$130

Total Allowance for Credit Losses	$5,283	$5,221

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

Additional analysis related to the allowance for credit losses for three months ended September 30, 2012 and September 30, 2011 is as follows (in thousands):

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$460	$92	$275	$1,722	$1,856	$283	$141	$348	$5,177
Charge Offs	(92)	—	(6)	—	—	(142)	—	—	$(240)
Recoveries	23	—	1	3	5	71	—	—	$103
Provision	(37)	(1)	14	64	14	58	—	123	$235
Other Non-interest expense related to unfunded	—	—	—	—	—	—	8	—	$8

Ending Balance	$354	$91	$284	$1,789	$1,875	$270	$149	$471	$5,283

Ending balance: individually evaluated for impairment	$69	$—	$—	$—	$383	$—	$—	$—	$452

Ending balance: collectively evaluated for impairment	$285	$91	$284	$1,789	$1,492	$270	$149	$471	$4,831

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$81,041	$32,221	$56,581	$198,856	$101,553	$21,052	$—	$—	$491,304

Ending balance: individually evaluated for impairment	$964	$—	$—	$807	$2,745	$—	$—	$—	$4,516

Ending balance: collectively evaluated for impairment	$80,077	$32,221	$56,581	$198,049	$98,808	$21,052	$—	$—	$486,788

Ending balance: loans acquired with deteriorated credit quality	$547	$—	$—	$—	$—	$—	$—	$—	$547

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2011
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$524	$156	$287	$2,052	$2,047	$340	$144	$83	$5,633
Charge Offs	(190)	—	$(1)	(55)	(180)	(98)	—	—	$(524)
Recoveries	25	—	—	1	5	49	—	—	$80
Provision	(30)	(3)	(35)	28	33	24	—	76	$93
Other Non-interest expense related to unfunded	—	—	—	—	—	—	12	—	$12

Ending Balance	$329	$153	$251	$2,026	$1,905	$315	$156	$159	$5,294

Ending balance: individually evaluated for impairment	$101	$—	$—	$—	$—	$—	$—	$—	$101

Ending balance: collectively evaluated for impairment	$228	$153	$251	$2,026	$1,905	$315	$156	$159	$5,193

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$80,607	$31,806	$54,134	$201,167	$113,889	$23,861	$—	$—	$505,464

Ending balance: individually evaluated for impairment	$479	$—	$5,036	$1,567	$—	$—	$—	$—	$7,082

Ending balance: collectively evaluated for impairment	$80,128	$31,806	$49,098	$199,600	$113,889	$23,861	$—	$—	$498,382

Ending balance: loans acquired with deteriorated credit quality	$986	$—	$—	$—	$—	$—	$—	$—	$986

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis related to the allowance for credit losses for nine months ended September 30, 2012 and September 30, 2011 is as follows (in thousands):

Nine Months Ended September 30, 2012	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221
Charge Offs	(185)	—	(6)	(97)	—	(351)	—	—	$(639)
Recoveries	52	—	11	5	24	148	—	—	$240
Provision	225	(49)	13	(207)	(96)	159	—	397	$442
Other Non-interest expense related to unfunded	—	—	—	—	—	—	19	—	$19

Ending Balance	$353	$91	$284	$1,789	$1,875	$271	$149	$471	$5,283

Ending balance: individually evaluated for impairment	$69	$—	$—	$—	$383	$—	$—	$—	$452

Ending balance: collectively evaluated for impairment	$284	$91	$284	$1,789	$1,492	$271	$149	$471	$4,831

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$81,041	$32,221	$56,581	$198,856	$101,553	$21,052	$—	$—	$491,304

Ending balance: individually evaluated for impairment	$964	$—	$—	$807	$2,745	$—	$—	$—	$4,516

Ending balance: collectively evaluated for impairment	$80,077	$32,221	$56,581	$198,049	$98,808	$21,052	$—	$—	$486,788

Ending balance: loans acquired with deteriorated credit quality	$547	$—	$—	$—	$—	$—	$—	$—	$547

Nine Months Ended September 30, 2011	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859
Charge Offs	(380)	—	(25)	(210)	(1,496)	(267)	—	—	$(2,378)
Recoveries	48	—	65	30	11	134	—	—	$288
Provision	403	31	(116)	338	1,036	68	—	(238)	$1,522
Other Non-interest expense related to unfunded	—	—	—	—	—	—	3	—	$3

Ending Balance	$329	$153	$251	$2,026	$1,905	$315	$156	$159	$5,294

Ending balance: individually evaluated for impairment	$101	$—	$—	$—	$—	$—	$—	$—	$101

Ending balance: collectively evaluated for impairment	$228	$153	$251	$2,026	$1,905	$315	$156	$159	$5,193

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$80,607	$31,806	$54,134	$201,167	$113,889	$23,861	$—	$—	$505,464

Ending balance: individually evaluated for impairment	$479	$—	$5,036	$1,567	$—	$—	$—	$—	$7,082

Ending balance: collectively evaluated for impairment	$80,128	$31,806	$49,098	$199,600	$113,889	$23,861	$—	$—	$498,382

Ending balance: loans acquired with deteriorated credit quality	$986	$—	$—	$—	$—	$—	$—	$—	$986

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of service provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. Construction has begun on the Bank’s 20th full service office located in Waterville, Lucas County, Ohio. A second quarter 2013 opening is planned.

For a discussion of the general development of the Company’s business throughout 2012, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2012 in Review”.

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continued to experience high unemployment. After reaching a high of 11% unemployment for Ohio in March, 2010, the unemployment rate decreased in each of the ensuing months in Ohio and closed July 2012 at 7.7% for Ohio. Indiana declined through May 2012; however Indiana increased during June and July to end at 8.2%. National and State unemployment reports for July 2012, show a slight improvement while the majority of the market areas served by the Company have rates higher than the State averages as of July 2012. The agricultural industry continued its strong performance in 2011 evidenced by strengthened financial statements. Automotive showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving, however borrowing activity remains sluggish and loan balances declined during the quarter. New 1-4 family residential and construction remain weak while refinancing activity remains brisk.

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

The Bank’s underwriting policies exercised through established procedures facilitates operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been not to promote innovative, unproven credit products which will not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank does also retain the servicing on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by these agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of a broker.

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

Agricultural – Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmers ability to hedge their position by the use of the future contracts. The risk related to weather is often mitigated by requiring federal crop insurance.

Consumer – Funding for individual and family purposes. Success in repayment is subject to borrower’s income, debt level, character in fulfilling payment obligations, employment, and others.

Industrial Development Bonds – Funds for public improvements in the Bank’s service area. Repayment ability is usually based on the continuance of the taxation revenue as the source of repayment.

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

We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATM’s are provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, Defiance, and Perrysburg, along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles; Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.

F&M Investment Services, the brokerage department of the Bank, opened for business in April, 1999. Securities are offered through Raymond James Financial Services Inc.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and regulated by the Federal Reserve. Our subsidiary bank is in turn regulated and examined by the Ohio Division of Financial Institutions, and the Federal Deposit Insurance Corporation. The activities of our bank subsidiary are also subject to other federal and state laws and regulations.

At September 30, 2012, we had 247 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION (Continued)

2012 IN REVIEW

The Company’s 2012 performance results continued to be bolstered by gains on sales from real estate loans. The third quarter had more noninterest income generated from the consumer real estate portfolio as compared to second quarter’s developing more from the agricultural real estate segment. Pressure continues on the net interest margin though the dollars were just $118 thousand lower for the quarter than the same period period last year. A lower net interest position is also evident on the income statement in the year-to-date figures. Asset quality continued to improve.

All rates remain low and are expected to remain low throughout 2013. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield while modestly increasing the duration of the investment portfolio. As of September 30, 2012, the favorable gain produced from the sale of securities was $199 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. As of September 30, 2011, the favorable gain was at $504 thousand and the majority of securities sold were out of state municipals and agencies. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized market gain position at the start of 2012. The market value of the security portfolio remains high as evidenced by the high comprehensive income reported on the income statement. Additional opportunity to se1l investment securities for a gain remains.

During the first quarter of 2011, the Bank received a payoff on a large nonaccrual loan. The collection of which included over $600 thousand of interest and a reimbursement of over $300 thousand in legal fees. The collection process took almost three years to complete. This boost to income is evident throughout from net interest margin, improved asset quality to lower non-interest expense. It also offset tightening margins due to soft loan demand and high liquidity caused from higher deposit growth. As was expected, 2012 numbers, as they relate to interest earnings, were lower in yield than 2011 without an additional large influx of nonaccrual interest collection. The yield has been lower though overall net income is higher. The Bank has been able to realize improvement as a result of a lower loan provision requirement. As compared to a year ago, provision expense was $1.1 million lower for the first nine months. This contributed to ROA and ROE remaining higher than a year ago.

Noninterest income was significantly higher than a year ago, not only for the quarter but also in terms of year-to-date. Customer service fees were $1.5 million higher as of September 30, 2012 compared to the same period 2011. An increase in mortgage servicing rights due to the high volume of consumer mortgage activity, increased debit card usage by our customers and the service fees generated from our secondary agricultural real estate loans, were the main drivers of the improvement. All remain strong and are expected to contribute to improved earnings for the fourth quarter.

Consumer and agricultural real estate loan sales in the secondary market provided a $1.4 million boost to non interest income so far in 2012 as compared to 2011. This activity is also predicted to continue through the fourth quarter of 2012 as customers seek to lock in long term fixed rates.

A large amount of write-downs and losses on the sale of other real estate owned (ORE) hampered 2011 as compared to the same time period 2012. The balance in ORE is at $3.1 million which is $737.5 thousand lower as of September 30, 2012 compared to September 30, 2011. While September 30, 2012 recognized $474.9 thousand in write-downs and losses from sales of ORE, as of September 30, 2011, the Bank had recognized $999.6 thousand in a compilation of write-downs and losses on ORE. This impact is evidenced in the higher non-interest income for nine months ended 2012.

The impact of new legislation, such as Patient Protection and Affordable Care Act and Dodd-Frank Wall Street Reform and Consumer Protection Act (Collectively, “Financial Reform legislation”), weighs heavily on the minds of bankers along with their customers during its implementation. Legislation has impacted the collection of fees related to discretionary overdraft protection since the second half of 2011. The cost is hidden by the growth in the number of checking accounts from which fees are generated. The growth masks the total loss as actual dollars collected for the first three quarters of 2012 as compared to 2011 is only down by $4.7 thousand. The increase in the average number of checking accounts however is 3.1 thousand. Taking the income generated per account at the 2011 level and multiplying by the higher number of checking accounts, reveals an additional cost or loss of revenue of $180.5 thousand for 2012 has occurred.

Another concern stemming from the impact of new legislation relates to debit card interchange fees. Currently the regulation for banks has a carve out for banks under $10 billion in assets as it relates to those fees. This may help to maintain the debit card program through the remainder of 2012. In terms of revenue, the increase in number of checking accounts mentioned above and customers’ increased usage of the debit card has enabled the Bank to earn $444.2 thousand more in interchange and ATM fees in three quarters 2012 as compared to the same period 2011. This explains our primary concern at this point on the impact of future revenue and expenses and how quickly it will be felt should the carve out provide only short term relief.

The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well. Drought conditions existed in the majority of the market area we service. Crop insurance and two previous years of strong yields should lessen any negative impact on our agricultural portfolio. Though yields may be down, prices are higher than a year ago which helps lessen the financial impact.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of September 30, 2012 to that of December 31, 2011, the liquidity of the Bank has decreased by approximately $13.5 million, yet remains strong with the funds being moved from cash, short-term Bank deposits, Federal Funds sold to a higher yielding security portfolio. The Bank has taken advantage of the Federal Reserve paying interest on its operational account and placed $25.9 million in the investment portfolio. The Bank may use these excess funds to fund new loan growth. During the nine months of 2012, net loans have decreased just under $15 million.

Overall, cash and cash equivalents decreased almost $13.5 million and securities increased $25.9 million over yearend 2011. The Company’s increase in investments was due to the lack of any significant loan growth. The Company has an unsecured borrowing capacity of $45 million through correspondent banks and over $156.9 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts that follow do not include stock.

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

As the chart below shows, there was only minor amounts of securities in a loss position as of September 30, 2012.

	(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	(3)	5,009	—	—
Mortgage-backed securities	(3)	5,013	—	—
State and local governments	(6)	1,244	—	—

The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of September 30, 2012.

	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$30,806	$705	$—	$31,511
U.S. Government agency	188,747	4,314	(3)	193,058
Mortgage-backed securities	56,384	1,698	(3)	58,079
State and local governments	66,377	4,436	(6)	70,807

	$342,314	$11,153	$(12)	$353,455

The following table shows the maturity schedule of the security portfolio.

	(In Thousands)
	September 30, 2012
	Amortized Cost	Fair Value
One year or less	$34,743	$34,951
After one year through five years	175,611	180,617
After five years through ten years	64,251	66,895
After ten years	11,325	12,913

Subtotal	$285,930	$295,376
Mortgage Backed Securities	56,384	58,079

Total	$342,314	$353,455

Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio.

As previously stated, net loans show a decrease of $15 million for the nine months ended September 30, 2012. $639 thousand was charged-off during the nine month period indicating the total decrease was not due to charged-offs. The balance of the decrease in loans was due to the pay down, payoff or refinancing of loans. Loan sales into the secondary market has also impacted the consumer and agricultural real estate portfolios. During the year almost $98.8 million of these sales occurred with only $99.3 million of the loans originated in the same period. Agricultural real estate accounted for just over a third of the activity with 1-4 family representing the majority. Both portfolios include a large portion of refinancing. The trend of decreasing loan balances is not unique to this year as the chart to follow shows the trend during the last three years.

The chart below shows the breakdown of the loan portfolio by category less deferred loan fees and costs as of September 30 for the last three years.

	(In Thousands)
	September 2012 Amount	September 2011 Amount	September 2010 Amount
Commercial Real Estate	$198,856	$201,167	$215,142
Agricultural Real Estate	32,221	31,806	35,820
Consumer Real Estate	81,041	80,607	88,721
Commercial and Industrial	100,126	112,542	117,625
Agricultural	56,581	54,134	58,057
Consumer, Overdrafts and other loans	21,052	23,861	29,267
Industrial Development Bonds	4,127	1,347	2,182

Total Loans	$494,004	$505,464	$546,814

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Commercial and Industrial portfolio shows the largest decrease of $12.4 million in balance as of September 30, 2012 compared to September 30, 2011. Agricultural real estate shows a slight increase of $415 thousand which may switch positions next quarter as additional sales are scheduled to occur before yearend. Overall, loans decreased $11.5 million as compared to the same period last year and $41.4 million as compared to September 20, 2010.

Overall, total assets of the Company decreased $2.0 million from December 31, 2011 to September 30, 2012.

Deposits decreased $4.6 million with the largest decrease of $13.7 million in the time deposits. The largest increase in the deposit portfolio of $13.4 million was in the savings portfolio due to the introduction of the KASASA Saver program. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. KASASA Saver, whose product utilizes a higher yielding rate than the Bank’s regular saving account, is the reason behind the retention and increase of dollars in savings. These continue to be the deposits of choice and attract not only new money from existing customers but new customers to the Bank.

The Certificate of Deposit (COD) portfolio has decreased $13.7 million during the first nine months of 2012; outpacing the increase in savings and noninterest bearing checking, which is why the Bank continues to decrease the cost of funds. This is demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION - Interest Expense”.

The Bank paid off $13.2 million in FHLB advances which had matured during 2011 and made principal payments and payoffs totaling $5.1 million so far in 2012. A $5 million advance bearing an interest rate of 4.84% matured in September which the Bank paid off. This too should lower the cost of funds. Securities sold under agreement to repurchase increased $2.4 million during the first nine months of 2012 as compared to yearend.

Capital increased $4.9 million from year-end during the nine months of 2012. Positive earnings and an increase in accumulated other comprehensive income are the factors behind the increase. Comprehensive income increased $972 thousand which encompassed the shift of $199 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid were equivalent to the same period last year while dividends declared increased approximately $47 thousand.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.80%
Tier I Leverage Ratio	10.31%
Risk Based Capital Tier I	16.36%
Total Risk Based Capital	17.26%
Stockholders’ Equity/Total Assets	11.95%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for nine month periods ended September 30, 2011 and 2012

Interest Income

Annualized interest income and yield on earning assets is down in 2012 as compared to September 30, 2011. While the average total earning assets were only slightly higher by 2.4% or $19.7 million than the prior year, the decrease in interest income resulted primarily from the transition of the Company’s earning assets from high yield to lower yield assets. 2011 was also boosted by the large collection of nonaccrual interest collected in the first quarter. As the table that follows confirms, the shift of funds within the interest earning portfolios from loans to investments and the collection of nonaccrual interest in 2011 caused a lower September 2012 yield in loans, thereby causing lower interest income. The increased volume in the security portfolio did offset the loss in interest income due to rate changes. However, the portfolio continues to have calls due to the low rate environment. Prepayment speeds remain high on mortgage-backed securities.

Overall, interest income from loans was down $2.1 million in comparing the nine months ended September 30, 2012 to same period 2011 which accounts for the overall drop in interest income of almost the same amount. This emphasizes the impact of declining loan balances and the need to find good loans with which to rebuild the portfolio. The overall asset yield decreased 63 basis points between the two periods.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	September 30, 2012			September 30, 2011
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Earning Assets:
Loans	$494,860	$20,165	8.19%	8.83%
Taxable Investment Securities	288,897	3,630	2.51%	2.81%
Tax-exempt Investment Securities	64,771	1,452	6.79%	7.37%
Fed Funds Sold & Interest Bearing
Deposits	23,580	32	0.27%	0.31%

Total Interest Earning Assets	$872,108	$25,279	5.99%	6.62%

Change in September 30, 2012 Interest Income Compared to September 30, 2011 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$(2,088)	$(458)	$(1,630)
Taxable Investment Securities	57	432	(375)
Tax-exempt Investment Securities	(28)	134	(162)
Fed Funds Sold & Interest Bearing
Deposits	(16)	(10)	(6)

Total Interest Earning Assets	$(2,075)	$98	$(2,173)

Interest Expense

Interest expense continued to be lower than the comparable nine months of 2011. Interest expense related to deposits was down $1.1 million while the average interest-bearing deposit balance increased by $577 thousand in comparing the balances of each first nine month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-six months. However, depositors continue to place more funds in shorter term deposits or move funds elsewhere. KASASA Cash and Saver helped to increase the savings average deposit balances by $23.3 million.

Interest on borrowed funds was $382 thousand lower for the nine month period ended September 30, 2012 than 2011. More borrowings from Federal Home Loan Bank were paid off during 2011, making the balance in other borrowed money considerably lower in 2012 in comparison. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had similar balances in 2012 and 2011 making the decrease in cost due mainly to lower rates.

The decrease in interest expense did not outpace the decrease in interest income as it did last year and remains a focus for improvement in 2012. Asset yield decreased 63 basis points while cost of funds decreased 42 basis points. The main focus is to increase asset yield by using excess cash and investments to fund loan growth.

	(In Thousands)
	September 30, 2012			September 30, 2011
	Average Balance	Interest/Expense	Yield/Rate	Yield/Rate
Interest Bearing Liabilities:
Savings Deposits	$371,993	$1,543	0.83%	0.97%
Other Time Deposits	289,426	2,711	1.87%	2.41%
Other Borrowed Money	18,657	371	3.98%	5.31%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	51,973	184	0.71%	0.90%

Total Interest Bearing Liabilities	$732,049	$4,809	1.31%	1.73%

Change in September 30, 2012 Interest Expense Compared to September 30, 2011 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$(141)	$97	$(238)
Other Time Deposits	(946)	(138)	(808)
Other Borrowed Money	(382)	(193)	(189)
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	(43)	6	(49)

Total Interest Bearing Liabilities	$(1,512)	$(228)	$(1,284)

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income is lower in the nine month comparison, reversing the positive position of the yearend 2011’s comparison. This comes as no surprise as the first quarter 2011 was boosted by the collection of $600 thousand of nonaccrual interest income. If that amount was subtracted from 2011, the net interest dollars would be very similar and slightly lower than 2012. The issue of earning less per earning asset dollars, however, would still remain as evidenced by the lower net interest margin ratio.

Net interest income, in comparison to 2011, may remain behind throughout the year as 2011 was further aided by an additional collection of $5 million in nonaccrual loans in the fourth quarter. Nonaccrual interest was also collected on those loans in the fourth quarter. The Bank continues to attempt to add spread on renewing loans and loan growth is needed to improve the overall numbers. Interest expense on time deposits should also continue to show a decrease until depositors begin to transition back into longer-term deposits. The rate environment is predicted to remain low throughout 2013. Should rates begin to rise sooner, the challenge will be to delay the pricing up of deposits.

Provision Expense

Provision for loan loss was $1.1 million lower for the nine months ended September 30, 2012 as compared to the same 2011 period. The decrease in the average balance in nonaccrual loans, along with improving asset quality and low loan growth warranted the lower provision to the loan loss reserve. The balance in nonaccrual loans decreased $1.4 million along with a decrease of $2.6 million in impaired loan balances as of September 30, 2012 as compared to the balances as of September 30, 2011. The overall loan portfolio was also $11.5 million lower as of September 30, 2012 compared to September 30, 2011. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts below will show for 2012 and 2011, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period and 2011 had a larger net charge-off position than 2012. Should the recovery stop or continue to slow even further, it is more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses. In the immediate future, the Bank would expect to fund the loan loss reserve for any loan growth that may occur.

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

Looking at the balance in impaired loans, it shows the Bank has recognized an increase in the overall balance of impaired loans when looking at September 2012 compared to December 2011. However, a positive factor can also been seen: A significant decrease in the current average balance during 2012 as compared to the same periods of 2011. This is due mainly to the collection of principal from the sale collateral from two borrowers and the remainder from charge-off activity within this classification of loans during 2011.

One relationship of just over $200 thousand was added during the first quarter 2012 to the impaired loans with a valuation allowance. Another increase in the impaired loans with a valuation allowance occurred during the second quarter relates to two relationships of $2.4 million, one comprising $2.3 million. In addition, during the second and third quarter, one relationship previously declared impaired had a decrease in the allocation amount of $5 thousand. In the future, a collection of the collateral may have a larger short fall.

The following table tracks the change in impaired loans and their valuation allowance along with nonaccrual balances as of September 30, 2011 and 2012, and December 31, 2011, upon which the previous comments were made.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

	(In Thousands)
	September 30, 2012	December 31, 2011	September 30, 2011
Impaired loans without a valuation allowance	$1,170	$446	$6,734
Impaired loans with a valuation allowance	3,346	1,408	348

Total impaired loans	$4,516	$1,854	$7,082

Valuation allowance related to impaired loans	$453	$175	$101
Total non-accrual loans	$5,260	$2,131	$6,684
Total loans past-due ninety days or more and still accruing	$—	$—	$12
For three months ended:
Average investment in impaired loans	$4,548		$7,441
For nine months ended
Average investment in impaired loans	$3,091		$6,445

The Bank had $627 thousand of its impaired loans classified as troubled debt restructured as of September 30, 2012, of which $207 thousand was classified the same as at December 31, 2011. One new impaired relationship was added during the third quarter.

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

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate. Consumer activity has accounted for the largest component of charge-offs and recoveries in 2012 as compared to 2011. As was mentioned in previous discussion, the commercial and commercial real estate portfolios are having a major impact on the ALLL.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

The following table presents activities for the allowance for loan losses by loan type for three months ended September 30, 2012, 2011 and, 2010.

	(In Thousands)
	Three Months Ended September-12	Three Months Ended September-11	Three Months Ended September-10
Loans	$491,304	$505,464	$558,163

Daily average of outstanding loans	$492,125	$499,122	$555,283

Allowance for Loan Losses - July 1	$5,036	$5,489	$7,597
Loans Charged off:
Commercial Real Estate	—	55	—
Ag Real Estate	—	—	—
Consumer Real Estate	92	190	134
Commercial and Industrial	—	180	1,712
Agricultural	6	1	—
Consumer & other loans	142	98	166

	240	524	2,012

Loan Recoveries
Commercial Real Estate	3	1	50
Ag Real Estate	—	—	—
Consumer Real Estate	23	25	37
Commercial and Industrial	5	5	103
Agricultural	1	—	4
Consumer & other loans	71	49	25

	103	80	219

Net Charge Offs	137	444	1,793
Provision for loan loss	235	93	1,200
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - September 30	$5,134	$5,138	$7,004
Allowance for Unfunded Loan Commitments & Letters of Credit September 30	149	156	190

Total Allowance for Credit Losses - September 30	$5,283	$5,294	$7,194

Ratio of net charge-offs to average Loans outstanding	0.03%	0.09%	0.32%

Ratio of Allowance for Loan Loss to Nonperforming Loans	97.62%	76.86%	58.47%

The following table presents activities for the allowance for loan losses by loan type for nine months ended September 30, 2012, 2011 and 2010.

	(In Thousands)
	Nine Months Ended September-12	Nine Months Ended September-11	Nine Months Ended September-10
Loans	$491,304	$505,464	$546,814

Daily average of outstanding loans	$494,860	$506,045	$557,001

Allowance for Loan Losses - Jan 1	$5,091	$5,706	$6,008
Loans Charged off:
Commercial Real Estate	—	210	205
Ag Real Estate	—	—	—
Consumer Real Estate	185	380	423
Commercial and Industrial	97	1,496	3,413
Agricultural	6	25	100
Consumer & other loans	351	267	320

	639	2,378	4,461

Loan Recoveries
Commercial Real Estate	5	30	51
Ag Real Estate	—	—	—
Consumer Real Estate	52	48	54
Commercial and Industrial	24	11	363
Agricultural	11	65	6
Consumer & other loans	148	134	109

	240	288	583

Net Charge Offs	399	2,090	3,878
Provision for loan loss	442	1,522	4,874
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - September 30	$5,134	$5,138	$7,004
Allowance for Unfunded Loan Commitments & Letters of Credit September 30	149	156	190

Total Allowance for Credit Losses - September 30	$5,283	$5,294	$7,194

Ratio of net charge-offs to average Loans outstanding	0.08%	0.41%	0.71%

Ratio of Allowance for Loan Loss to Nonperforming Loans	97.61%	76.87%	58.46%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

The following table presents the balances for allowance of loan losses by loan type for nine months ended September 30, 2012 and September 30, 2011.

	September-2012		September-2011
	Amount (000’s)	% of Portfolio	Amount (000’s)	% of Portfolio
Balance at End of Period Applicable To:
Commercial Real Estate	$1,789	41.26	$2,026	39.80
Ag Real Estate	91	6.50	153	6.29
Consumer Real Estate	353	15.76	329	15.95
Commercial and Industrial	1,875	20.91	1,905	22.27
Agricultural	284	11.00	251	10.71
Consumer, Overdrafts and other loans	271	4.39	315	4.72
Unallocated	471	0.24	159	0.27

Allowance for Loan & Lease Losses	$5,134		$5,138
Off Balance Sheet Commitments	$149		$156

Total Allowance for Credit Losses	$5,283		$5,294

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to .64% as of the end of March 2012. September 2012 remained low at 1.13%. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

Non-interest Income

Non-interest income was higher for the nine months ended September 30, 2012 as compared to same period in September 30, 2011. 2011 was hurt from the loss on other assets owned of $1 million. This had come from not only sales but from write-downs to the Bank’s ORE as new appraisals were obtained. While both years show this line item in a loss position, 2011 is higher by $523 thousand. The total in the line item is made up of loss on sale of ORE and loss on sale or disposal of fixed assets, though fixed assets sales are inconsequential. Partially offsetting this loss in 2012 is the gain on sale of securities, $199 thousand so far in 2012 and a $504 thousand gain partially offset the September 30, 2011 loss.

Improvement in non-interest income was reached in customer service fees and net gain on sale of loans. The increase in the checking and savings portfolios in terms of number of accounts in 2012 as compared to 2011 has been one of the main factors behind the maintaining of and additional collection of fees. With implementation of Regulation E on August 15, 2010, the increase in the number of accounts was not enough to offset the regulatory changes and year-to-date overdraft fee income, as a result fee income decreased $5 thousand as compared to the same period last year. Increases came from debit card usage with the nine months 2012 being $444.2 thousand higher in revenue than nine months 2011. This revenue stream is very important to the Bank and its ability to offer ‘free’ checking accounts to our customers.

Another factor for the improvement of non-interest income stems from the activity of selling real estate loans into the secondary market. 1-4 family and agricultural real estate loans have benefited from the low rate environment. This activity impacts many areas of non-interest income from gain on the sale of loans, up $1 million in comparing nine months 2012 to 2011, servicing income, higher by $214 thousand for the same comparison and the capitalization of mortgage servicing rights, $326 thousand higher as shown in the chart to follow. The capitalization of the servicing rights is included in the customer service fees line on the income statement.

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

	(In Thousands)
	2012	2011
Beginning Balance, January 1	$2,071	$2,178
Capitalized Additions	565	129
Amortizations	(549)	(179)
Valuation Allowance	—	(2)

Ending Balance, September 30	$2,087	$2,126

The Bank was able to continue to take advantage of the opportunity to recognize gains from the sales of securities without impacting the yield of the investment portfolio by marginally extending the maturity duration. The gain in 2012 was based on security sales of $29.1 million taking place during the first and third quarters. 2011’s gain of $504 thousand occurred during all quarters and was based on sales of $30.4 million. There were not any securities sold at a loss in either period.

Overall non-interest income improved $2.9 million for the nine months of operations in 2012 as compared to 2011. The improvement in the third quarter was $1 million. It is expected to continue through 2012, specifically in the area of loss on sale of other assets owned.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-Interest Income (Continued)

	(In Thousands)
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net Unrealized gain on available-for-sale securities	$1,672	$10,213
Reclassification adjustment for gain on sale of available-for-sale securities	(199)	(504)

Net unrealized gains	1,473	9,709
Tax Effect	(501)	(3,301)

Other comprehensive income	$972	$6,408

Non-Interest Expense

Non-interest expense for the quarter ended September 30, 2012 was only $190 thousand higher than for the same period of 2011. In year-to-date terms, the difference between 2012 and 2011; 2012 is higher by $664 thousand. The largest individual increase in expense is related to the mortgage servicing rights. Amortization expense was $235 thousand higher in 2012 due to the refinancing activity. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. 1-4 family loans sold during the nine months of 2012 were $67.8 million compared to 2011’s nine months of sales of $32.0 million.

Salaries and wages were lower by $3 thousand during the nine months and $74 thousand lower for the quarter as compared to the same time frames of 2011. Base pay was higher by less than one percent or .94% in 2012 than 2011 with the number of full time equivalent employees having increased from 246 as of September 30, 2011 to 247 as of September 30, 2012. This percentage is in line with the small increases that were authorized to be implemented throughout the organization for performers. Pension and other employee benefits increased by $288 thousand in the same time period. Medical costs increased by $307.9 thousand for the nine months ended September 30, 2012 as compared to September 30, 2011. Occupancy expense decreased $69 thousand as compared to 2011.

One bright spot in the non-interest expense was the decrease in FDIC assessment costs. September 2012’s $345 thousand was $256 thousand lower than September 2011’s $601 thousand. In June 2011, the FDIC began assessing fees based on total asset size rather than deposit size in order to have large banks incur a fairer share of the burden. This has resulted in a decrease of cost for the majority of community banks such as ours.

Other general and administrative expenses were higher during the nine months for 2012 by $288 thousand; however first quarter 2011 included the collection of $300 thousand in loan collection costs. In comparing costs for the third quarter ended September 30th, 2012 was higher by $166 thousand as compared to 2011. Overall non-interest expense was just $664 thousand higher in 2012 than in 2011 with 2011 having benefited from the recapture of collection costs on one large loan. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was up $1.6 million for the nine months ended September 30, 2012, compared to the same period of 2011. The improvement in asset quality that has occurred over the last year and a half along with lower loan balances enabled the Company to have $1.1 million less in provision expense in 2012 as compared to 2011. This coupled with the decrease on ORE write-down and losses summarized in gain/loss on sale of other assets owned of $523 thousand less in 2012 than in 2011, increased gain on sale of loans of $1.1 million in 2012 over 2011, are the largest factors behind the improvement. Obviously, the gain on sale of securities plays a role in the improvement and the Company is fortunate that the opportunity existed to capture income that has been used to improve profitability the last two years. The decrease in net interest income for the quarter is proof of the importance of the effect of balance sheet mix as the decreased loan balances continues to impact overall asset yield.

The Bank added mobile banking to its communication channels for consumers. The Bank is pleased with the response of its customers during the first six months of implementation. The customer may access balances, transactions and transfer funds within their F&M accounts.

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

Comparison of Results of Operations for the quarters ended September 30, 2011 and 2012

With the improvement in noninterest income for the third quarter 2012, net income was $360 thousand higher than 2011’s third quarter. The $1 million increase in noninterest income was driven primarily by (i) an increase in the gain on sales of loans of $491 thousand, and (ii) an increase in customer service fees of $629 thousand. The increase in the aggregate number of checking and savings accounts has been the principal factor behind the increase in customer service fees for the two periods.

Net interest income after the provision for loan expense for the quarter ended September 30, 2012 was down $261 thousand from the three-month period ended September 30, 2011. While the decrease in total interest income for the comparison of the two periods was $118 thousand less than the decrease in total interest expense, the principal driver behind the quarterly decrease in net interest income for the three month period was an increase in provision for loan loss expense of approximately $143 thousand. The $576 thousand increase in nonaccruals for the quarter were partly behind the allocation increase.

Overall, performance for the quarter comparison was good and continues to showcase the issue with decreasing interest income being offset by strong noninterest revenue.

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

ITEM 3 QUALITATIVE AND QUANTITATIVE DISCOLSURES ABOUT MARKET RISK

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

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
	% Change				% Change
Net Interest Margin (Ratio)	to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	to Flat Rate
2.58%	-18.35%	Rising	3.00%	22,069	-18.75%
2.77%	-12.43%	Rising	2.00%	23,708	-12.71%
2.96%	-6.56%	Rising	1.00%	25,338	-6.71%
3.17%	0.00%	Flat	0.00%	27,160	0.00%
3.05%	-3.74%	Falling	-1.00%	26,253	-3.34%
2.84%	-10.32%	Falling	-2.00%	24,614	-9.37%
2.59%	-18.11%	Falling	-3.00%	22,637	-16.66%

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

The exposure or percentages of change have improved as compared to both year end 2011 and each quarter of 2012. This is attributed to the Company utilizing actual market values for the interest rate shocks on its security portfolio rather than the calculation being performed within the model. Also, beginning in 2012, the Office of Thrift Supervision (OTS) discontinued producing decay rates which the model utilized for deposits. The Company utilized its own decay rates for core deposits with the September 2012 reports.

Overall, what the chart shows is that the Company cannot remain stagnant in its choices. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4 CONTROLS AND PROCEDURES

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended September 30, 2012

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2012 to 7/31/2012	0	0.00	31,944	168,056
8/1/2012 to 8/31/2012	5,000	21.20	36,944	163,056
9/1/2012 to 9/30/2012	0	0.00	36,944	163,056

Total	5,000	$21.20	36,944	163,056

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 20, 2012. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 20, 2012 and December 31, 2012.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification -CEO

31.2	Rule 13-a-14(a) Certification -CFO

32.1	Section 1350 Certification -CEO

32.2	Section 1350 Certification -CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: October 24, 2012	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: October 24, 2012	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO