Form 10-Q/A
period 2012-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2012-11-05
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

FORM 10Q/A

FARMERS & MERCHANTS BANCORP, INC.

**	The interactive data file (XBRL) exhibit is only available electronically. You can obtain copies of these files electronically at the SEC’s website at www.sec.gov. The files are also available on the Farmers and Merchants State Bank’s website at www.fm-bank.com under the shareholder’s information tab.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed for the purpose of correcting information contained in Part I, Item 2 of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2012, which was originally filed with the Securities and Exchange Commission on October 29, 2012 (the “Original Filing”). Specifically, the amendments correct tabular information regarding Registrant’s: (1) regulatory capital ratios as of September 30, 2012 on page 22; (2) yields earned and rates paid on the respective average balances of the Registrant’s earning assets and liabilities for each of the periods ended September 30, 2012 and September 30, 2011, which tables appear on page 23; and (3) changes in period to period interest income and expense attributable to fluctuations in volumes and rates, which tables appear on page 23. In addition, textual disclosures on pages 22 and 23 have been revised to correct the period to period decrease in overall asset yield of 42 basis points and the period to period decrease in cost of funds of 27 basis points.

Except as described above, no other changes have been made to the Original Filing, and all other items of the Original Filing are unaffected by this Form 10-Q/A. As a consequence, such items have not been included in this Form 10-Q/A. The Original Filing continues to speak as of the date of the Original Filing, and the Registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing.

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

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	10.80%
Tier I Leverage Ratio	10.51%
Risk Based Capital Tier I	16.66%
Total Risk Based Capital	17.56%
Stockholders’ Equity/Total Assets	11.95%

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

Overall, interest income from loans was down $2.1 million in comparing the nine months ended September 30, 2012 to same period 2011 which accounts for the overall drop in interest income of almost the same amount. This emphasizes the impact of declining loan balances and the need to find good loans with which to rebuild the portfolio. The overall asset yield decreased 42 basis points between the two periods.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	September 30, 2012			September 30, 2011
	Average Balance	Interest/Dividends	Yield/Rate	Yield/Rate
Interest Earning Assets:
Loans	$494,860	$20,165	5.44%	5.87%
Taxable Investment Securities	288,897	3,630	1.68%	1.87%
Tax-exempt Investment Securities	64,771	1,452	4.53%	4.91%
Fed Funds Sold & Interest Bearing
Deposits	23,580	32	0.18%	0.21%

Total Interest Earning Assets	$872,108	$25,279	3.98%	4.40%

Change in September 30, 2012 Interest Income Compared to September 30, 2011 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$(2,088)	$(456)	$(1,632)
Taxable Investment Securities	57	432	(375)
Tax-exempt Investment Securities	(28)	134	(162)
Fed Funds Sold & Interest Bearing
Deposits	(16)	(10)	(6)

Total Interest Earning Assets	$(2,075)	$100	$(2,175)

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

The decrease in interest expense did not outpace the decrease in interest income as it did last year and remains a focus for improvement in 2012. Asset yield decreased 42 basis points while cost of funds decreased 27 basis points. The main focus is to increase asset yield by using excess cash and investments to fund loan growth.

	(In Thousands)
	September 30, 2012			September 30, 2011
	Average Balance	Interest/Expense	Yield/Rate	Yield/Rate
Interest Bearing Liabilities:
Savings Deposits	$371,993	$1,543	0.55%	0.64%
Other Time Deposits	289,426	2,711	1.25%	1.60%
Other Borrowed Money	18,657	371	2.65%	3.54%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	51,973	184	0.47%	0.60%

Total Interest Bearing Liabilities	$732,049	$4,809	0.88%	1.15%

Change in September 30, 2012 Interest Expense Compared to September 30, 2011 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$(141)	$97	$(238)
Other Time Deposits	(946)	(137)	(809)
Other Borrowed Money	(382)	(193)	(189)
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	(43)	6	(49)

Total Interest Bearing Liabilities	$(1,512)	$(227)	$(1,285)

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

PART II OTHER INFORMATION

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

Farmers & Merchants Bancorp, Inc.,

Date: November 5, 2012	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: November 5, 2012	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO