Form 10-K
period 2012-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2013-02-25
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $99,534,532.50

As of February 25, 2013, the Registrant had 5,200,000 shares of common stock issued of which 4,683,958 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

**	The following materials from Farmers & Merchants Bancorp, Inc. on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.
**	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

Total Pages:	114

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

Nature of Activities

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continued to experience high but declining unemployment. After reaching a high of 11% unemployment for Ohio in March 2010 and Indiana reaching its high in August 2010 at 10.20%, the unemployment rate decreased in each of the ensuing months and closed the 2012 year at 6.7% for Ohio and 8.2% for Indiana. The agricultural industry continued its strong performance in 2012 even with the drought. Automotive showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving, however borrowing activity remains sluggish. New 1-4 family residential and construction remain weak. The consumer confidence index increased from an average of 45% in 2009 to 53% in 2010 and December, 2011 topped 64.5%. 2012 had reached a four year high at 73.1% in October; however it dropped in December to 65.1%, based on concerns of the fiscal cliff and possible tax increases.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATM’s (automated teller machines) are provided at most branch locations along with other independent locations including major employers and hospitals in the market area. The Bank has custodial services for IRA’s (Individual Retirement Accounts) and HSA’s (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay and on-line statement opportunities. For business customers, it provides the option of electronic transaction origination such as wire and ACH file transmittal. In addition the Bank offers remote deposit capture or electronic deposit processing. Mobile banking was added in 2012 and has been widely accepted and used by consumers.

The Bank’s underwriting policies, exercised through established procedures, facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been to avoid promoting innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid loan. Hybrid loans are loans that start as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also retains the servicing on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by these agencies.

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

Agricultural: Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmer’s ability to hedge their position by the use of future contracts. The risk related to weather is often mitigated by requiring federal crop insurance.

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

Equipment:

New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value

Restaurant equipment up to 35% of market value

Heavy trucks, titled trailers and NTE 75% LTV and aircraft up to 75% of appraised value

We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, ATM’s (automated teller machines) are also provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, Defiance, Hicksville and Perrysburg, along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles, Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional remote ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, and Wood. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana office. During 2012, the Bank purchased land in Waterville, Ohio and began construction of an office. The office is expected to open in second quarter 2013 providing growth opportunity and extension of the market area.

At December 31, 2012, we had 248 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2011, 2012 are summarized in the table included in Note 14 to the consolidated financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2012 the Company’s banking subsidiary was well capitalized pursuant to these prompt corrective action guidelines.

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

In order to recapitalize and restore the DIF, the FDIC initially established a Restoration Plan in October 2008 to return the DIF to the statutorily mandated minimum reserve ratio of 1.15 percent within five years. Since 2008 and due to the extraordinary circumstances facing the banking industry, the FDIC imposed an emergency special assessment in 2009 and continued to make further amendments to its Restoration Plan by extending the restoration period for the DIF, increasing the premium assessments, and changing how regular deposit insurance premiums are assessed.

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

The FDIC Board of Directors issued a final rule on November 9, 2010 implementing a provision of the Dodd-Frank Act which temporarily provided for separate deposit insurance coverage for noninterest-bearing transaction accounts. This temporary deposit insurance coverage became effective on December 31, 2010. Funds held in noninterest-bearing transaction accounts were fully insured, without limit, and the temporary unlimited coverage was separate from, and in addition to, the deposit insurance coverage provided to depositors with respect to other accounts held at an insured depository institution. A noninterest-bearing transaction account is a deposit account in which (1) interest is neither accrued nor paid; (2) depositors are permitted to make an unlimited number of transfers and withdrawals; and (3) the insured depository institution does not reserve the right to require advance notice of an intended withdrawal. The Dodd-Frank Act provision did not include low-interest NOW (Negotiable Order of Withdrawal) Accounts or Interest on Lawyer Trust Accounts (“IOLTAs”) within the definition of noninterest-bearing transaction accounts. On December 29, 2010, the FDIC Board of Directors issued a final rule amending the Federal Deposit Insurance Act (FDI Act) to include IOLTAs within the definition of a noninterest-bearing transaction account thereby providing such accounts with temporary, unlimited deposit insurance coverage. The temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts terminated on December 31, 2012. As of January 1, 2013, noninterest-bearing transaction accounts are insured up to the standard maximum deposit insurance coverage amount of $250,000 per depositor under the FDIC’s general deposit insurance coverage rules.

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

Additional Regulation

The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the federal Home Mortgage Disclosure Act and Regulation C, the federal Electronic Funds Transfer Act and Regulation E, the Real Estate Settlement Act (RESPA) and Regulation X, the federal Truth in Lending Act and Regulation Z, the federal Truth in Savings Act and Regulation DD, the Bank Secrecy Act, the federal Community Reinvestment Act, anti-discrimination laws and legislation, and antitrust laws.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) signed by the President on July 21, 2010 posed a significant impact on financial regulations. Certain provisions such as the permanent increase in deposit insurance coverage had an immediate effective date. Provisions regarding rules for interchanges fees on electronic debit transactions became effective on October 1, 2011. Other provisions intended to provide regulatory relief to community banks, may require time and further analysis to evaluate the actual consequences once final implementing regulations are issued. Implementation of the Dodd-Frank Act provisions, which are conservatively estimated at more than 5,000 pages of new or expanded regulations for banks, will result in new rulemaking by the federal regulatory agencies over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements.

The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small—adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies was completed on July 21, 2011. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws that will fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfers Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), the Truth in Lending Act, and the Truth in Savings Act.

Since assuming authority and responsibility for most consumer financial protection laws, the Bureau has republished and reissued the regulations implementing the consumer financial protection laws. Interim final rules for each regulation were issued along with a request for public comment regarding technical and conforming changes to reflect the transfer of authority and certain other non-substantive changes to the regulations made by the Dodd-Frank Act. Issuance of interim final rules did not impose any substantive obligations on parties subject to existing regulations. In February 2012, the Bureau issued a final rule to the Electronic Fund Transfer Act and Regulation E which implemented Dodd-Frank Act provisions regarding remittance transfers. These final rules provided new protections, including new disclosures and error resolution and cancellation rights, to consumers sending remittance transfers to other consumers or businesses in a foreign country. Further additional rulemaking in August 2012 supplemented these final rules. Though originally scheduled to take effect on February 7, 2013, the Bureau proposed a temporary delay of the final remittance transfer rules to address additional changes regarding disclosure of foreign taxes and institution fees, disclosure of subnational taxes in a foreign country, and errors from incorrect account information. The effective date is now delayed until 90 days after finalizing the amendments.

A proposed Ability-to-Repay mortgage rule originally issued by the Federal Reserve System in May 2011 was not finalized prior to the transfer of the authority for consumer financial protection laws. The Bureau assumed the authority to finalize the Truth in Lending Act (Regulation Z) with regard to Dodd-Frank Act provisions on consumer ability to repay requirements for a mortgage loan that generally apply to most consumer credit transactions secured by a dwelling, including standards for complying by making a “qualified mortgage” which needed further definition. This matter was re-opened for further public comment in June 2012. Final rules issued in January 2013 established presumed compliance with the Ability-to-Repay rule if lenders issue a “qualified mortgage”. Certain requirements which prohibit or limit risky features must be met for a mortgage loan to be a “qualified mortgage”. Features of a “qualified mortgage” include: (1) no excess upfront points and fees; (2) no toxic loan features, such as interest-only loans, negative-amortization loans, or loans with terms longer than 30 years; (3) a general cap on how much income can go toward debt; and (4) no balloon payment loans, except those made by smaller creditors in rural or underserved areas. In addition, two types of “qualified mortgages” were defined: those with rebuttable presumption which involve higher-priced loans typically given to consumers with insufficient or weak credit history and those with safe harbor which are lower-priced loans typically made to low-risk borrowers.

Proposed rules were issued regarding other mortgage-related provisions addressed in the Dodd-Frank Act. The following significant mortgage-related proposals which provide for implementation of provisions in the Dodd-Frank Act were issued in 2012: (1) propose to amend the Truth in Lending Act (Regulation Z) and expand the types of mortgage loans subject to the Home Ownership and Equity Protection Act of 1994 (HOEPA) and impose additional restrictions on HOEPA mortgage loans, and amend both the Truth in Lending Act (Regulation Z) and the Real Estate Settlement Procedures Act (Regulation X) to require distribution of a list of homeownership counselors or counseling organizations within a few days after a mortgage loan request and in some instances would require pre-loan homeownership counseling for potential borrowers; (2) propose to amend both the Truth in Lending Act (Regulation Z) and the Real Estate Settlement Procedures Act (Regulation X) to combine and simplify certain disclosures that consumers receive when applying for a mortgage loan (early Truth in Lending disclosure and Good Faith Estimate form) and at closing of a mortgage loan (final Truth in Lending disclosure and HUD Settlement Statement form), as well as provide disclosures on cancellation of escrow accounts, a consumer’s liability for debt payment after foreclosure, and on the creditor’s policy for accepting partial payments along with an expanded definition of the types of charges that are treated as a loan finance charge; (3) propose to amend the Real Estate Settlement Procedures Act (Regulation X) regarding mortgage loan servicer obligations to correct errors asserted by borrowers, to ensure a reasonable basis exists to obtain force-place insurance, to establish reasonable information management policies and procedures, to provide information about mortgage loss mitigation options to delinquent borrowers, to provide delinquent borrowers access to and continuity of contact with servicer personnel, and to evaluate a borrowers’ application for available loss mitigation options; (4) propose to amend the Truth in Lending Act (Regulation Z) regarding mortgage loan servicing to address initial rate adjustment notices for adjustable rate mortgage loans, periodic statements for residential mortgage loans, prompt credit of mortgage payments when received, and timely response to requests for mortgage payoff amounts; (5) propose to amend the Truth in Lending Act (Regulation Z) to clarify and further address mortgage loan origination standards for mortgage loan originators in regard to compensation, qualifications, training requirements, and recordkeeping; and (6) propose to amend the Truth in Lending Act (Regulation Z) to implement new requirements regarding appraisals for Higher-Risk Mortgage Loans by ensuring appraisals meet certain specified standards, providing applicants a notification regarding the use of the appraisals, and giving applicants a copy of the appraised used. In November 2012, the Bureau subsequently postponed plans to issue final rules which would implement the combined disclosures consumers receive when applying for a mortgage loans and at closing of a mortgage loan. There was a Dodd-Frank Act mandated effective date of January 21, 2013, however, the Bureau determined it wise to give the industry more time and to allow for better integration with the mortgage disclosures required by other proposed mortgage rules. Most of the remaining proposed mortgage-related rules will likely result in issuance of final implementing rules in January 2013, with final effective dates within the next 12 months if not as soon as possible.

In late 2012, a Community Bank Advisory Council was formed. Representatives were drawn from small-to-medium-sized community banks to engage in discussions on how smaller institutions help level the playing field for consumers experiencing difficulty in managing their money and what opportunities and challenges exist in mortgage lending for small institutions. The Bureau has developed prototype designs for various disclosures and agreements and invited the public and financial industry to review and comments on what works. Their website (www.consumerfinance.gov) serves as a public information resource laws and regulations, assistance with financial questions, participation with projects or initiatives, and submission of complaints. The CFPB has positioned itself to serve as a resource for submission of complaints and to provide help to consumers with complaints regarding credit cards, mortgages, student loans, checking accounts, savings accounts, credit reporting, bank services, and other consumer loans. Guidance and consumer tips on various financial topics were issued throughout 2012 in a Blog on the Bureau’s website.

Issuance of a final rule on Procedures Relating to Rulemaking in December 2012 defined events that constitute issuance of Bureau rules. The earliest of the following events are deemed the date of issuance for Bureau rules: 1) when a final rule is posted on the Bureau’s website, or 2) when a final rule is published in the Federal Register. Since the date of issuance of a rule can have legal consequences, clarification on this matter eliminates any uncertainty. Due to the significance of the changes and the complexity of the requirements, review and implementation of final rules addressing Dodd-Frank Act provisions, once issued, will initially heighten the regulatory compliance burden and increase litigation risk for the banking industry.

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

Available Information

The Company maintains an Internet web site at the following internet address: www.fm-bank.com. The Company files reports with the Securities and Exchange Commission (SEC). Copies of all filings made with the SEC may be read and copied at the SEC’s Public Reference Room, 450 Fifth Street, Washington, DC, 20549. You may obtain information about the SEC’s Public Reference Room by calling (800/SEC-0330). Because the Company makes its filing with the SEC electronically, you may access such reports at the SEC’s website, www.sec.gov. The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practical after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barbara J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501.

Please see the Consolidated Financial Statements provided under Part II, Item 8 of this Form 10-K for information regarding the Company’s revenues from external customers, profits, and total assets for and as of, respectively, the fiscal year ended December 31, 2011 and 2012.

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

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” Over the last few years, the Bank, along with most other financial institutions, has experienced a “margin squeeze” as drastic interest rate decreases have made it difficult to maintain a more favorable net interest spread. During 2012, the Bank’s margin and spread tightened slightly as the rate environment remained low and flat. Maturities of higher rate deposits aided the decrease in cost of funds.

The Bank manages interest rate risk within an overall asset/liability framework. The principal objectives of asset/liability management are to manage sensitivity of net interest spreads and net interest income to potential changes in interest rates. Funding positions are kept within predetermined limits designed to ensure that risk-taking is not excessive and that liquidity is properly managed. In the event that our asset/liabilities management strategies are unsuccessful, our profitability may be adversely affected. For more information regarding the Company’s exposure to interest rate risk, see Part II, Item 7A of this Form 10-K.

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

Officers, other than executive, receive incentive pay based on additional criterion. The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals. Officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. An average of four goals was given to each officer in 2012. Officers are paid cash incentives based on the year end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

The Bank occupies an Operations Center at 622 Clydes Way in Archbold, Ohio to accommodate our growth over the years. The bank owns a parking lot in downtown Montpelier which is provided for community use. The bank owns a property at 204 Washington Street, St Joe, Indiana at which an ATM is located.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed on the NASDAQ stock market or any other stock exchange. While there is no established public trading market for our common stock, our shares are currently dually-quoted by various market makers on the Over the Counter Bulletin Board and the OTCQB tier of the quotation service operated by the OTC Markets Group, which are both over-the-counter quotation services for participant broker-dealers. The Company’s trading symbols is “FMAO.”

There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

Stock Prices 2012
Quarter	Low	High
1st	$18.00	$21.00
2nd	19.50	22.00
3rd	19.80	21.50
4th	19.80	21.00

Stock Prices 2011
Quarter	Low	High
1st	$17.65	$19.00
2nd	17.45	18.75
3rd	17.25	18.74
4th	17.11	17.96

The Company utilizes Registrar and Transfer Company as its transfer agent.

As of January 24, 2013 there were 2,018 record holders of our common stock of which 22.46% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2012. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2007 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

	2007	2008	2009	2010	2011	2012
FMSB	100.00	102.12	87.51	99.41	100.99	116.89
NASDAQ—COMPOSITE	100.00	60.20	87.33	103.05	102.26	120.36
NASDAQ-BANK INDEX	100.00	78.80	65.86	75.08	67.22	79.73

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2012 and 2011 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2012	$0.19	$0.19	$0.20	$0.20	$0.78
2011	$0.19	$0.19	$0.19	$0.19	$0.76

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

Dividends declared during 2012 were $0.78 per share totaling $3.64 million, 2.63% higher than 2011 declared dividends of $0.76 per share. During 2012, the Company purchased 42,144 shares and awarded 11,000 shares to 54 employees and 1,135 shares were forfeited under its long term incentive plan. At year end, 2012, the Company held 515,942 shares in Treasury stock and 30,670 in unearned stock awards.

Dividends declared during 2011 were $0.76 per share totaling $3.56 million, 4.11% higher than 2010 declared dividends of $0.73 per share. During 2011, the Company purchased 16,779 shares and awarded 11,000 restricted shares to 56 employees under its long term incentive plan. 778 shares were forfeited during 2011. At year end 2011, the Company held 483,663 shares in Treasury stock and 29,715 in unearned stock awards.

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. On January 18, 2013, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 18, 2013 and ending December 31, 2013.

	2012	2011
Primary Ratio	11.18%	10.80%
Tier I Leverage Ratio	10.67%	10.25%
Risk Based Capital Tier I	16.45%	15.66%
Total Risk Based Capital	17.35%	16.54%
Stockholders’ Equity/Total Assets	11.65%	11.39%

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Share Repurchase Authorization
10/1/2012 to 10/31/2012	—	—	36,944	163,056
11/1/2012 to 11/30/2012	—	—	36,944	163,056
12/1/2012 to 12/31/2012	5,200	$21.16	42,144	157,856
Total (1)	5,200	$21.16	42,144	157,856

(1)	The Company purchased shares in the market pursuant to stock repurchase program publicly announced on January 20, 2012. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 20, 2012 and December 31, 2012. 5,200 shares were repurchased in the fourth quarter. In total for 2012, 42,144 shares were repurchased.

Reclassification

Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform with the 2012 presentation.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	(In Thousands, except share data)
	2012	2011	2010	2009	2008
Summary of Income:
Interest income	$33,273	$36,660	$39,893	$41,114	$43,824
Interest expense	6,250	8,156	10,863	13,220	18,101

Net Interest Income	27,023	28,504	29,030	27,894	25,723
Provision for loan loss	738	1,715	5,325	3,558	1,787

Net interest income after provision for loan loss	26,285	26,789	23,705	24,336	23,936
Other income (expense), net	(12,593)	(15,382)	(14,342)	(15,256)	(14,763)

Net income before income taxes	13,692	11,407	9,363	9,080	9,173
Income taxes	3,904	2,893	2,382	2,475	2,450

Net income	$9,788	$8,514	$6,981	$6,605	$6,723

Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$2.08	$1.82	$1.48	$1.39	$1.39

Dividends	$0.78	$0.76	$0.73	$0.72	$0.68

Weighted average number of shares outstanding	4,695,876	4,689,021	4,721,235	4,741,392	4,846,310

*	Based on weighted average number of shares outstanding

Summary of Consolidated Balance Sheet—UNAUDITED

	(In Thousands)
	2012	2011	2010	2009	2008
Total assets	$946,660	$922,993	$906,363	$853,860	$805,729
Loans	496,178	501,124	521,883	563,911	562,336
Total Deposits	763,252	739,382	724,513	676,444	615,732
Stockholders’ equity	110,240	105,091	94,403	93,584	90,547
Key Ratios
Return on average equity	9.08%	8.56%	7.38%	7.19%	7.51%
Return on average assets	1.05%	0.93%	0.80%	0.80%	0.84%
Loans to deposits	65.01%	67.78%	72.03%	83.36%	91.33%
Capital to assets	11.65%	11.39%	10.42%	10.96%	11.24%
Dividend payout	37.15%	41.85%	49.33%	51.66%	48.77%

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

2012 in Review

The Company’s 2012 performance was bolstered by the gains on sales from real estate loans. Due to the continued low rate environment, the Company’s customers were able to refinance their loans and lower their payments and/or reduce the term of the loan. This activity occurred in both the home loan and agricultural real estate markets. It accounts for a significant portion of the improvement in the noninterest income segment of the income statement. The net interest margin continued to tighten through the year as evidenced by the lower net interest income on the income statement. Negative loan growth was a contributing factor along with loss on yield from investments due to maturities and calls and lower reinvestment rate opportunities.

Profitability was boosted in 2011 by the collection of two large nonaccrual loans. Both relationships were agricultural based. One collection occurred in the first quarter with the process taking three years to complete. The second relationship was placed on non-accrual in the second quarter with all funds collected in the fourth quarter. All legal fees associated with the collection process were also reimbursed to the Company. Further discussion of the impact of these collections is included in net interest income section along with the noninterest expense section. As was expected, 2012 numbers as they relate to interest earnings were lower in yield than 2011 without the additional large influx of nonaccrual interest collection.

Lower charge-off activity combined with negative loan growth, decreased the necessity of provisions for loan losses. The provision for loan loss during 2012 was $738 thousand and was the lowest provision in many years. Provision expense was $1.7 and $5.3 million were the provision for loan loss during 2011 and 2010 respectively. While the Company would prefer to add to the provision for loan growth, the low net charge-off level of 2012 attests to the improved asset quality of the Bank. Other Real Estate Owned (OREO) decreased in number of properties and in dollar amounts; at the same time the net loss on sale of other assets of $634 thousand in 2012 was significantly lower than 2011’s loss of almost $1.2 million. This was another positive improvement contributing to the improved bottom line of the Company.

All rates remain low and are expected to remain low throughout 2013. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. The transactions have modestly extended the duration of the investment portfolio. For 2012, the recognized gain was $852 thousand, higher than 2011’s $504 thousand while lower than 2010’s $956 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized markets gain position the last three years. The market value of the security portfolio remains high as evidenced by the high comprehensive income reported on the income statement. Additional opportunity remains to sell investment securities for a gain.

Overall, the increased profitability of 2012, stemmed from the improvement in noninterest income. Noninterest income was up 60.3% over 2011 and 33.8% over 2010. Net income was up 15.0% and 40.2% compared to 2011 and 2010, respectively. The Company has done an exceptional job of recognizing opportunities to provide services and products that the low rate environment made possible. These opportunities are further discussed in the Material Changes in Results of Operations. The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

Material Changes in Results of Operations

The discussion now turns to more financial based results and trends as a result of 2012 operations. In comparing line items of the consolidated statement of income for years ended 2010 through 2012, it is easily seen where the Company has been spending its time and the impact of the recession. Decreasing interest income and expense are obviously large factors relating to the profitability of the Company for 2012; however, that discussion can be found in the net interest income section. This discussion will focus on the significant noninterest items that impacted the operations of the Company.

The Company has concerns with the cost of regulation and possible loss of revenue from new regulations stemming from Dodd-Frank. One area of revenue impact was in overdraft fees. Updated Regulation E guidelines were implemented on August 15, 2010 and the Bank ended 2010 with a lower revenue stream by $22 thousand than 2009. This occurred even with the addition of the Hicksville office in July of 2010. 2011 also ended the year $20.8 thousand lower than in 2010 even though every office recorded an increase in the number of checking accounts and balances at yearend were $23 million higher than yearend 2010. At yearend 2012, the number of checking accounts increased along with the balances by $23.2 million; however collected overdraft fees decreased $28.3 thousand as compared to 2011. Overdraft fees in 2012 accounted for $2.4 million in noninterest income. This represents 46.2% of the line item service charges and fees on the income statement. The Bank has made this an area of focus for 2013 as this revenue stream remains under intense regulator review.

While the Bank did experience a heightened level of debit card fraud during 2012 and 2011, overall, revenue improved $580 and $239 thousand from ATM/debit card usage as compared to 2011 and 2010 respectively. The Bank receives interchange revenue from each “swipe” of the card. Both increases are attributed to the growth and popularity of the Bank’s Reward checking product which migrated to KASASA in 2010. One of the criteria for the payment of high interest on the account is utilizing the debit card at least twelve times per statement cycle. The Bank’s Reward & KASASA Checking customers averaged 30 and 29 transactions per statement during 2012 and 2011 respectively, surpassing the 10 transactions average of our Free Checking customers. The additional revenue from debit card usage offsets the interest expense, creating a win-win situation for the customers and the Bank. In 2011, this revenue stream was at risk of being reduced by the Federal Reserve regulation of the interchange fee. The establishment of a tiered pricing for banks under $10 billion has helped to protect the profitability though the concern remains as to how long this tiered pricing will remain in effect. All of the KASASA products have a debit card usage qualification; however, interest income is not the customer benefit for all accounts. As an alternative to receiving interest on their deposits, customers may choose to receive credit towards iTunes downloads or donate earnings to charity.

As discussed in the “2012 In Review”, the largest positive impact on the income statement was derived from sales activity; including net loss on sale of other assets owned, net gain on sale of loans, and net gain on sale of securities. During 2012, the net gain on sale of loans, which is derived from sales of real estate loans into the secondary market, was the most significant factor for this category, and was $1.2 million higher than 2011 and $646 thousand higher than 2010. The gain on residential real estate loans accounted for $1.3 million and $725 thousand was derived from gain on sales of agricultural real estate. Both of these programs are offered to our customers to enable them to have a fixed rate loan and the Bank limiting its interest rate risk exposure. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans into the secondary market. In 2011, $387.6 and $28.4 thousand were the gains recorded for the sales of residential and agricultural real estate, respectively. In conjunction with these sales, the Bank maintains servicing and those income amounts also increased during 2012 and are included in the customer service fees line item. 2012 recognized servicing income of $1.2 million which was $309.9 thousand higher than 2011.

While net loss on sale of other assets owned, mainly OREO property, does not represent income for 2012, the decrease in the amount of the loss for 2012, as compared to 2011, does account for improved profitability. The loss of $634 thousand for 2012, $1.2 million for 2011 and $109 thousand for 2010 stems not only from sales but also from write-downs in the carrying value of those properties still held. The number of properties decreased and the carrying value declined in 2012 to $2.3 million from $3.6 million in 2011 and from $4.5 million in 2010. OREO is the last step in the loan collection process.

The last line item in the noninterest income section as was discussed previously is the net gain on sale of investments. The Bank has taken advantage of this opportunity the last three years and expects to continue as long as the rates remain low and the yield curve is favorable to the transaction. The Bank will not increase short-term gain at the sacrifice of long-term profitability.

Overall, noninterest income increased $4.1 million in 2012 following a year where it had decreased $1.4 million. Some of the additional revenue may not be easily duplicated as it is dependent on economic and market conditions to provide the opportunity. However, the increased revenue from deposit and loan services should continue to provide improved profitability in the future. Gains on sales should also continue in the near term though when it will change is unknown at this time.

Moving to the expense side, overall, non-interest expense increased 6.0% in 2012 as compared to 2011 and decreased 1.4% in comparing 2011 to 2010. The largest factor behind the higher 2012 level was the summation line of employee benefit on the income statement. Employee benefits increased $453 thousand in 2012 over 2011; they decreased $74 thousand in 2011 over 2010. Three main components flow into employee benefits: payroll taxes, group health insurance, and pension expense. The Bank is partially self-insured and fluctuations to costs are therefore caused by fluctuations in claims made by employees along with the cost of insurance premiums. Employee’s group insurance costs were higher in 2012 than 2011 by $314.1 thousand and were down $161 thousand for 2011 over 2010. The Bank offers a Health Savings Account (HSA) option. The Bank makes a contribution to the employees HSA along with a limited matching contribution to employee contributions. A higher profit-sharing contribution to the employees’ 401K along with the matching contribution increased this expense by $88.5 thousand in 2012 over 2011. 2011’s 401K expenses were $149.3 thousand higher than 2010. The profit-sharing percentages were 5% for 2012 and 4.5% for 2011 and 3% for 2010. (For further discussion on incentive pay, see note 11 of the consolidated financial statements.)

Mentioned previously was the mortgage refinancing activity of the last three years. A correlating expense to that activity is the amortization of mortgage servicing rights. The income was discussed previously; the amortization is the expense that offsets the income recognized. These remain large line items on both the income and expense classification in the income statement. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. 2010 had net income of only $1 thousand, 2011 had a net expense of $107 thousand and 2012 had net expense of $7 thousand. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. In 2010, the income barely offset the amortization expense. With the much slower activity in 2011, the amortization expense was higher than the new rights being capitalized. While gain on sale of these loans was high in 2012, the net position was an expense indicating the activity was mainly refinance. The number of loans and balances also indicates this as the levels have remained fairly constant. As of December 2012, there were 3,674 loans serviced with balances of $280.4 million. As of December 2011, there were 3,632 loans serviced with outstanding balance of $273.1 million for 2010 there were 3,647 loans serviced with outstanding balances of $275.7 million. Returning to the expense only portion, expense for 2012 was $270 thousand higher than 2011 and 2011 was $185 thousand lower than 2010.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2012	2011
Beginning Year	$2,071	$2,178
Capitalized Additions	761	391
Amortization	(769)	(498)
Valuation Allowance	—	—

End of Year	$2,063	$2,071

Salaries and wages decreased $173 thousand in 2012 as compared to 2011. 2011 had increased over 2010 by $439 thousand. Base salary, incentive, deferred costs from loans and restricted stock awards are compiled in this line item. One similarity between 2012 and 2011 is the increase in the incentive pay for the past two years and is reflective of the Company outperforming its budget and performing better than the peer average. Base salaries decreased all three years even with the addition of the Hicksville office in July of 2010. Lower loan activity, continued increase in volume of transactions processed electronically, and a continuing decrease in “lobby” traffic allowed the Company to decrease the workforce through attrition. Deferred costs from loans, which is an offset to salary expense, was larger in 2012 by $474 thousand than 2011 and 2011 was smaller by $201.7 thousand than 2010. Again, 2012 is reflective of large refinancing activity of which 2011 experienced lower levels.

Occupancy expense decreased by $82 thousand in 2012 as compared to 2011. Although real estate taxes and building repairs were higher, these were offset by lower insurance and utilities costs. Occupancy expense increased by $45 thousand in 2011 as compared to 2010. The largest expense increase in 2011 occupancy expense was utilities, which was driven by the additional office added in July 2010.

Data processing expense increased $141 thousand during 2012 and by only $25 thousand in 2011. A positive reduction in data processing expense of $183 thousand occurred in 2010. The larger reduction in 2010 was mainly due to the reduction of costs as the Bank switched its core service provider in February. The Company continues to investigate ways to reduce this expense. The pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the addition of the Waterville office and overall Bank growth.

The FDIC assessment continues to decrease as new regulation changed the method of calculation in the summer of 2011. 2012 represented the first full year under the new method. As can be seen, the change to calculations based on asset size rather than deposits has been very beneficial to F&M.

The last line item in the noninterest expense is other general and administrative. While it is higher by $944 thousand in 2012 following a decrease of $176 thousand in 2011 over 2010’s $4.3 million, the fluctuation is not isolated to a single source. The largest fluctuation relates to legal and loan collection expenses. 2011 included a reimbursement of over $300 thousand in costs with the collection of one relationship that took three years to complete. ATM expense, consulting and state taxes continue to trend upwards.

The largest cost decrease of $3.6 million to the Bank in 2011 was the Provision for Loan Losses and it was the largest increase in 2010. In 2012, it decreased another $977 thousand as compared to 2011. A tough economic environment existed for most businesses in our primary market area during 2007 through 2010. Gross charge-offs were $6.4 million for 2010 and $2.7 million for 2011, and $891 thousand for 2012. Recoveries were $286, $351, and $795 thousand for 2012, 2011, and 2010, respectively. For all three years, activity was mainly commercial and commercial real estate driven in the provision allocation with charge-off activity related to consumer portfolios, including real estate, in 2012. Further analysis by loan type is presented in the discussion of the allowance for credit losses.

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

Overall, we continue to see compression in the net interest margin and spread with the risk remaining fairly constant. The net interest margin decreased by 26 basis points and the net interest spread decreased by 24 basis points in comparing 2012 to 2011, with both sides of the equation having lower yields. Major improvement occurred in the decrease of nonaccrual and watch list loans in 2011 with a slight uptick in 2012 due to one commercial relationship. Nonaccruals had increased during the first part of 2010 and decreased due to charge-off and payoff during the second half, specifically the fourth quarter. In first quarter of 2011, the Bank collected $640 thousand of nonaccured interest from a large agricultural loan that took three years to collect. During the fourth quarter 2011, the Bank again collected on a large agricultural loan that was in nonaccrual though the collection period was all in 2011. This was why the loan yield only decreased 4 basis points from 2010. During third quarter 2012, a commercial relationship caused the nonaccrual and impaired loan totals to increase over 2011 yearend levels. Short term rates remained flat throughout the years and long term rates lowered during the year 2012.

Earning assets increased during the year in actual and average balance. The interest collected on the earning assets decreased; the yield decreasing for 2012 as compared to 2011 and 2010 in all portfolios. The largest decrease in yield occurred in the loans. As a reminder, 2011 included a collection of over $600 thousand in nonaccrual interest which aided the yield. 2012 was hampered by negative loan growth, lower variable loan repricing and overall loan refinancing. Investment securities had lower yields due to the large amount of calls on government sponsored agencies and the yield on new purchases as the growth in the portfolio was over $38.2 million in average. It was not unusual for a called security to be replaced with a new security with a yield lower by 50 basis points or more. Overall, this portfolio’s yield was 23 basis points lower in 2012 than in 2011, preceded by a 87 basis points drop in 2011 as compared to 2010.

Loans which have the highest earning asset yield decreased in average by $11.4 million when comparing 2012 to 2011 average balance and having decreased $46.6 million in average balance between 2011 and 2010. While the overall change in yield in the loan portfolio for 2011 was due mainly to the change in balance rather than to the change in rate, the 2012 yield was impacted more by rate decrease than the change in balance. Given that the loan portfolio represented only 56% of the earning assets in 2012 as compared to 59% in 2011 and 67% in 2010, it stands to reason that the overall asset yield decreased in every year since 2009. Coupling this with the growth in earning assets being invested in securities and Federal Funds Sold and interest bearing bank balances, the overall yield on earning assets decreased 50 basis points as compared to 2011 and 108 basis points lower than 2010.

Spread is the difference between what the Company earns on its assets and what it pays on its liabilities. It is on this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must the cost of funds to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations.

Looking at the other side of the balance sheet and the interest cost of funds, a decrease in the cost is apparent for 2012 as compared to both 2011 and 2010. Unfortunately, in the three years presented the asset yield decreased more than the cost of funds decreased and the net interest margin and spread decreased as compared to 2009.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. All portfolios decreased in cost of funds in comparing 2012 to 2011and 2011 to 2010. The growth in balances was related to the growth in the new KASASA product offerings which rewarded customers by paying a higher interest rate for deposits which was offset by noninterest related Bank earnings and savings. By participating in the KASASA Saver product, a customer may have earned as much as 135 basis points more than the Bank’s basic savings account. Even with the increased interest cost to the Bank for offering these products, the Bank was still able to decrease its cost of funds by 26 basis points. Time deposits and other borrowed money both decreased in cost and balances. The Bank borrowed funds from the Federal Home Loan Bank in the first quarter of 2010, to lock in lower rates to replace maturities coming due in the second through fourth quarter of the year. The Bank did not borrow any additional funds in 2011 or 2012, and the cost of those funds was again lower in 2012 since the associated expense of the matured advances was gone for a full year. The Bank paid off $5.1 and $3.2 million of FHLB borrowings during 2012 and 2011 respectively. The average balance of other borrowed money was lower by $10.1 and $12.1 million at December 31, 2012 and 2011, respectively.

The following tables present net interest income, interest spread and net interest margin for the three years 2010 through 2012, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The tables show their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax adjusted to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

The percentage of interest earning assets to total assets increased in 2012 over 2011 and 2011 over 2010 and remained above 90% at a respectable 94% and 93.9% for 2012 and 2011, respectively.

As stated previously, the decreased yield on the assets was greater than the decreased cost of funds during all presented years. While the average balance on interest bearing liabilities increased, the costs on those funds were significantly lower. The average cost for 2012 was .86% compared to 2011’s 1.12% and 2010’s 1.53%. The balances in noninterest bearing liabilities also increased during the last three years.

The largest fluctuation in the cost of funds was in the other time deposits. The cost on savings decreased 10 basis points while on time deposits the cost decreased 33 basis points. The Bank has focused on increasing its core deposit base to lessen the dependency on higher cost time deposits. The Bank has also attempted to increase the duration of the time deposits; however, customers have maintained a short-term, twelve month focus.

The yield on Tax-Exempt investment securities shown in the following charts were computed on a tax equivalent basis. The yield on Loans has been tax adjusted for the portion of tax-exempt IDB loans included in the total. Total Interest Earning Assets is therefore also reflecting a tax equivalent yield in both line items, also with the Net Interest Spread and Margin. The adjustments were based on a 34% tax rate.

[Remainder of this page intentionally left blank.]

	2012
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans (1)	$492,697	$26,489	5.41%
Taxable investment securities	289,864	4,802	1.66%
Tax-exempt investment securities	65,330	1,936	4.49%
Federal funds sold & interest bearing deposits	32,068	46	0.14%

Total Interest Earning Assets	$879,959	$33,273	3.92%

Non-Interest Earning Assets:
Cash and cash equivalents	16,814
Other assets	39,342

Total Assets	$936,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$372,997	$1,982	0.53%
Other time deposits	285,214	3,592	1.26%
Other borrowed money	15,333	434	2.83%
Federal funds purchased and securties sold under agreement to repurchase	54,776	242	0.44%

Total Interest Bearing Liabilities	$728,320	$6,250	0.86%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	88,588
Other	11,458

Total Liabilities	828,366

Shareholders’ Equity	107,749

Total Liabilities and Shareholders’ Equity	$936,115

Interest/Dividend income/yield		$33,273	3.92%
Interest Expense / yield		6,250	0.86%

Net Interest Spread		$27,023	3.06%

Net Interest Margin			3.21%

	2011
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans (1)	$504,058	$29,840	5.96%
Taxable investment securities	255,627	4,793	1.87%
Tax-exempt investment securities	61,366	1,956	4.83%
Federal funds sold & interest bearing deposits	35,436	71	0.20%

Total Interest Earning Assets	$856,487	$36,660	4.42%

Non-Interest Earning Assets:
Cash and cash equivalents	15,218
Other assets	40,648

Total Assets	$912,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$349,816	$2,201	0.63%
Other time deposits	301,394	4,778	1.59%
Other borrowed money	25,465	883	3.47%
Federal funds purchased and securties sold under agreement to repurchase	51,576	294	0.57%

Total Interest Bearing Liabilities	$728,251	$8,156	1.12%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	73,996
Other	10,678

Total Liabilities	812,925

Shareholders’ Equity	99,428

Total Liabilities and Shareholders’ Equity	$912,353

Interest/Dividend income/yield		$36,660	4.42%
Interest Expense / yield		$8,156	1.12%

Net Interest Spread		$28,504	3.30%

Net Interest Margin			3.47%

	2010
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans (1)	$550,698	$32,860	6.00%
Taxable investment securities	176,885	4,847	2.74%
Tax-exempt investment securities	59,537	2,091	5.32%
Federal funds sold & interest bearing deposits	35,195	95	0.27%

Total Interest Earning Assets	822,315	$39,893	5.00%

Non-Interest Earning Assets:
Cash and cash equivalents	14,046
Other assets	42,096

Total Assets	$878,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$305,426	$2,190	0.72%
Other time deposits	321,018	6,936	2.16%
Other borrowed money	37,517	1,459	3.89%
Federal funds purchased and securties sold under agreement to repurchase	46,530	278	0.60%

Total Interest Bearing Liabilities	710,491	$10,863	1.53%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	63,108
Other	10,207

Total Liabilities	783,806

Shareholders’ Equity	94,651

Total Liabilities and Shareholders’ Equity	$878,457

Interest/Dividend income/yield		$39,893	5.00%
Interest Expense / yield		$10,863	1.53%

Net Interest Spread		$29,030	3.47%

Net Interest Margin			3.68%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2012 vs 2011
	(In Thousands)
	Net	Due to change in
	Change	Volume	Rate
Interest Earning Assets:
Loans	$(3,351)	$(677)	$(2,674)
Taxable investment securities	9	642	(633)
Tax-exempt investment securities	(20)	191	(211)
Federal funds sold & interest bearing deposits	(25)	(7)	(18)

Total Interest Earning Assets	$(3,387)	$149	$(3,536)

Interest Bearing Liabilities:
Savings deposits	$(219)	$146	$(365)
Other time deposits	(1,186)	(257)	(929)
Other borrowed money	(449)	(351)	(98)
Federal funds purchased and securities sold under agreement to repurchase	(52)	18	(70)

Total Interest Bearing Liabilities	$(1,906)	$(444)	$(1,462)

	2011 vs 2010
	(In Thousands)
	Net	Due to change in
	Change	Volume	Rate
Interest Earning Assets:
Loans	$(3,020)	$(2,799)	$(221)
Taxable investment securities	(54)	2,158	(2,212)
Tax-exempt investment securities	(135)	97	(232)
Federal funds sold & interest bearing deposits	(24)	1	(25)

Total Interest Earning Assets	$(3,233)	$(543)	$(2,690)

Interest Bearing Liabilities:
Savings deposits	$11	$318	$(307)
Other time deposits	(2,158)	(424)	(1,734)
Other borrowed money	(576)	(469)	(107)
Federal funds purchased and securities sold under agreement to repurchase	16	30	(14)

Total Interest Bearing Liabilities	$(2,707)	$(545)	$(2,162)

As mentioned in the discussion earlier, in reviewing the 2012 to 2011 and the 2011 to 2010 comparison, an impact in change due to volume is evident; however the largest impact was due to rate. The strategy during 2010, 2011 and beyond is to extend the maturities of time deposit “specials” to over 24 months to prepare for rising rates. The other strategy employed during 2010 through 2012 was to increase core deposits by offering innovative products focused on customer needs: higher interest rates. In exchange for a high interest-bearing checking account, customers were asked to utilize services that benefited both the Bank and themselves. Smaller time deposit rate shoppers had an option to perhaps change their behavior of banking or allow those deposits to run off. The new core deposit products were indeed embraced by our customers and have helped to attain the deposit portfolio mix sought by the Bank.

Allowance for Credit Losses

The Company segregates its Allowance for Loan and Lease Losses (ALLL) into two reserves: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The Bank’s ALLL methodology captures trends in leading, current, and lagging indicators which will directly affect the Bank’s allocation amount. Trends in such leading indicators as delinquency, unemployment changes in the Bank’s service area, experience and ability of staff, regulatory trends, and credit concentrations are employed. A current indicator such as the total watch list loan amount to Capital, and a lagging indicator such as the charge off amount are referenced as well. A matrix is formed by loan type from these indicators that is responsive in making ALLL adjustments.

Special Mention loan balances increased 26.5% or $2.8 million as of 2012 compared to same date 2011. Substandard and doubtful loan balances increased 7.1% or $793 thousand comparing the same dates as above. In response to this change, the Bank increased its ALLL to outstanding loan coverage percentage to 1.04% as of December 31, 2012 as compared to 1.01% as of December 31, 2011. The Bank experienced a 4.5% decrease in Special Mention loan balances as of December 31, 2011 as compared to December 31, 2010. The Bank also experienced a 38.5% decrease or $7 million decrease in Substandard and Doubtful loan balances as of December 31, 2011 as compared to 2010.

The above indicators are reviewed quarterly. Some of the indicators are quantifiable and as such will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and watch list to capital ratios with the watch list made up of loans graded 5, 6 or 7 on a 1 to 7 scale, 1 being the best rating. Other indicators use more subjective data to the extent possible to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. At the end of 2011 and 2012, a slight improvement was noted in unemployment figures and several local firms were calling a small number of employees back from layoff while planning some expansion. The current recalls do not begin to approximate the number of positions lost.

All aggregate commercial and agricultural credits including real estate loans of $250,000 and over are reviewed annually by both credit committees and internal loan review to look for early signs of deterioration.

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

The ACL increased $165 thousand during 2012, preceded by a $638 thousand decrease during 2011. With the decrease in loan balances, the percentage of ACL to the total loan portfolio actually increased from 1.03% as of December 31, 2011 to 1.07% as of December 31, 2012. As of December 31, 2011, the percentage of ACL to the total loan portfolio decreased to 1.03% from 1.12% as of December 31, 2010, due to the improvement in troubled loan totals and a past due 30+ days percentage of .67%. This was the lowest since yearend 2006.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Federal Income Taxes

Effective tax rates were 28.51%, 25.36%, and 25.44%, for 2012, 2011, and 2010, respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $677, $689, and $744 thousand for 2012, 2011, and 2010, respectively. 2012 included an increase into a higher tax bracket for income over $10 million.

Financial Condition

Average earning assets increased $23.5 million during 2012 over 2011 and 2011’s were higher by $34.2 million as compared to 2010. The main cause of fluctuation was the Hicksville acquisition and the repositioning of the balance sheet. Average interest bearing liabilities increased $69 thousand over 2011 and 2011’s increased $17.8 million from 2010. The increase in balances was due to the success of the KASASA suite of products to attract funds into the savings deposit bucket and an increase in Health Savings Accounts. The increases there were larger than the decreases due to debit pay down.

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

All of the Bank’s security portfolio is categorized as available for sale, with the exception of stock, and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2012	2011	2010
U.S. Treasury	$10,568	$26,691	$32,278
U.S. Government agency	220,200	177,797	165,704
Mortgage-backed securities	53,006	55,413	24,531
State and local governments	72,131	67,618	64,804

	$355,905	$327,519	$287,317

The following table sets forth the maturities of investment securities as of December 31, 2012 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

[Remainder of this page intentionally left blank.]

Securities (Continued)

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$—	—	$—	—
U.S. Government agency	34,999	1.17%	129,414	1.56%
Mortgage-backed securities	—	—	200	4.34%
State and local governments	8,634	2.49%	23,770	2.42%
Taxable state and local governments	—	—	3,579	2.85%

	Maturities
	(Amounts in Thousands)
	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$10,568	1.14%	$—	—
U.S. Government agency	55,787	1.38%	—	—
Mortgage-backed securities	20,955	2.36%	31,851	2.03%
State and local governments	24,301	3.27%	8,979	4.63%
Taxable state and local governments	1,322	2.32%	1,546	5.57%

As of December 31, 2012 the Bank did not hold a large block of any one investment security, except for U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $4.2 million. This is required in order to obtain Federal Home Loan Bank loans. The Bank also acquired stock in the Federal Home Loan Bank of Indianapolis at a cost of $231.4 thousand through its acquisition of Knisely Bank. There were no borrowings at the time of acquisition associated with Federal Home Loan Bank of Indianapolis. The Bank had requested Federal Home Loan Bank of Indianapolis to buy back its stock when the acquisition of Knisely was completed in January 2008. A five year waiting period was imposed and the stock will be redeemed in full in 2013. An early redemption of 42,000 shares occurred in 2010 with another 41,000 shares redeemed in 2011. These decreased the holdings to a value of $148.4 thousand. The Bank also owns stock of Farmer Mac with a carrying value of $37.4 thousand which is required to participate loans in the program.

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

The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, including loans held for sale:

	(In Thousands)
Loans:	2012	2011	2010	2009	2008
Commercial real estate	$199,999	$198,266	$194,268	$214,849	$226,761
Agricultural real estate	40,143	31,993	33,650	41,045	48,607
Consumer real estate	80,287	84,477	86,036	98,599	89,773
Commercial and industrial	101,624	114,497	117,344	120,543	112,526
Agricultural	57,770	52,598	65,400	59,813	56,322
Consumer	20,413	23,375	29,008	32,581	26,469
Industrial Development Bonds	1,299	1,196	1,965	2,552	7,572

	$501,535	$506,402	$527,671	$569,982	$568,030

The following table shows the maturity of loans as of December 31, 2012:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Commercial Real Estate	$25,448	$103,857	$70,694	$199,999
Agricultural Real Estate	3,337	10,136	26,670	$40,143
Consumer Real Estate	9,535	14,424	56,328	$80,287
Commercial and industrial	58,744	39,716	3,164	$101,624
Agricultural	37,153	18,116	2,501	$57,770
Consumer	5,345	13,238	1,830	$20,413
Industrial Development Bonds	417	490	392	$1,299

	$139,979	$199,977	$161,579	$501,535

The following table presents the total of loans due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	Fixed	Variable
	Rate	Rate
Commercial Real Estate	$112,939	$60,786	$173,725
Agricultural Real Estate	28,002	8,843	$36,845
Consumer Real Estate	64,162	6,865	$71,027
Commercial and industrial loans	35,620	7,512	$43,132
Agricultural	19,939	631	$20,570
Consumer, Master Card and Overdrafts	15,068	3,557	$18,625
Industrial Development Bonds	882	—	$882

The following table summarizes the Company’s nonaccrual and past due 90 days or more and still accruing loans as of December 31 for each of the last five years:

	(In Thousands)
	2012	2011	2010	2009	2008
Non-accrual loans	$4,828	$2,131	$5,844	$14,054	$13,575
Accruing loans past due 90 days or more	1	—	48	69	2,524

Total	$4,829	$2,131	$5,892	$14,123	$16,099

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans was $544.8 thousand for 2012, $101.6 thousand for 2011, and $910 thousand for 2010. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation needed. Total interest collections whether on an accrued or cash basis amounted to $26 thousand for 2012, $1.2 million for 2011 and $61 thousand for 2010. None of the interest collected in 2012 or 2011 was applied to reduce a specific allocation. $3 thousand of interest collected in 2010 was applied to reduce the specific allocation.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The loss of interest due to the high balances in nonaccruals as of 2010 and 2012 impacted the yield on loans. The collection of interest on nonaccrual loans helped the yield in 2011. December 31, 2012 had nonaccrual loan balances of $4.8 million compared to $2.1 and $5.8 million nonaccrual loan balances as of yearend 2011 and 2010, respectively. All of the balances of nonaccrual loans for the three years were secured.

As of December 31, 2012 the Bank had $24.7 million of loans which it considers to be potential problem loans in that the borrowers are experiencing financial difficulties compared to December 31, 2011 when the Bank had $22.7 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly.

The amount of the potential problem loans was considered in management’s review of the loan loss reserve required at December 31, 2012 and 2011.

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

As of December 31, 2012, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $57.8 million with an additional $40.1 million in agricultural real estate loans. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Loan modifications granted are typically for seasonality issues where cash flow is decreased. The time period involved is generally quite short in relation to the loan term. For example, a typical modification may consist of interest only payments for 90 days. We consider this treatment of interest only payments for a short time as an insignificant delay in payment. Consequently, we do not consider these occurrences as “troubled debt restructurings”. Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2012, the Bank had $5.5 million of its loans that were classified as troubled debt restructurings. The Bank had almost $3.2 million classified as such as of December 31, 2011. The Bank is occasionally ordered by the courts to give terms to a borrower that are better than what the Bank would like for the risk associated with that credit but not below or beyond rates and terms available for better credits in our market. Therefore, the Bank has not done any modifications that it would classify as “troubled debt restructurings” under those circumstances.

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

As presented below, charge-offs decreased to $891 thousand for 2012 and $2.7 million for 2011 preceded by an increase to $6.4 million for 2010. The provision also decreased in 2012 and 2011 and increased for 2010. 2012 had provision expense of $738 thousand compared 2011 had provision expense of $1.7 million and 2010 expense of $5.3 million. The Commercial and Industrial portfolio had the largest net charge-off position in 2009 thru 2011. The loan categories, consumer real estate and consumer & other loans, had the largest net charge-off position in 2012. The ratio of net charge offs to average loans outstanding is evidence of the recognition of troubled loans and the write down of collateral values. The improvement in asset quality during the periods shown is reflected in the increased percentage of the allowance for loan loss to nonperforming loans.

The increase percentage of ACL to total loans ratio provides for the high level of nonaccrual and watch list loans and recognizes the extended time period with which it has taken to achieve resolution and/or collection of these loans. The ALLL for 2010 and 2011 decreased due to the improvement in the asset quality as the balances in impaired loans and nonaccruals were drastically reduced over the same time periods. In 2012, the increase is to offset the higher yearend watch list values. A smaller portion of the allowance was needed to fund the impaired loans as collateral remained sufficient to cover the outstanding amounts in most cases.

[Remainder of this page intentionally left blank.]

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2012, 2011 and 2010:

	(In Thousands)
	2012	2011	2010
Loans	$501,402	$506,215	$527,589

Daily average of outstanding loans	$492,697	$504,058	$550,698

Allowance for Loan Losses-Jan 1	$5,091	$5,706	$6,008
Loans Charged off:
Commercial Real Estate	98	360	1,147
Ag Real Estate	—	—	—
Consumer Real Estate	246	423	507
Commercial and Industrial	47	1,500	4,188
Agricultural	6	24	136
Consumer & other loans	494	374	444

	$891	$2,681	$6,422

Loan Recoveries:
Commercial Real Estate	7	32	52
Ag Real Estate	—	—	—
Consumer Real Estate	60	61	55
Commercial and Industrial	30	19	515
Agricultural	12	67	17
Consumer & other loans	177	172	156

	$286	$351	$795

Net Charge Offs	$605	$2,330	$5,627
Provision for loan loss	738	1,715	5,325
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses—Dec 31	$5,224	$5,091	$5,706
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	162	130	153

Total Allowance for Credit Losses—Dec 31	$5,386	$5,221	$5,859

Ratio of net charge-offs to average Loans outstanding	0.12%	0.46%	1.02%

Ratio of the Allowance for Loan Loss to Nonperforming Loans	108.20%	238.90%	97.63%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2012		2011		2010		2009		2008
	Amount		Amount		Amount		Amount		Amount
	(000’s)%		(000’s)%		(000’s)%		(000’s)%		(000’s)%
Balance at End of Period Applicable To:
Commercial Real Estate	$1,749	39.89	$2,087	39.74	$1,868	36.82	$1,810	39.99	$1,810	39.92
Ag Real Estate	113	8.01	140	6.32	122	6.38	120	7.20	130	8.56
Consumer Real Estate	368	16.01	260	16.12	258	16.31	439	15.01	386	15.80
Commercial and Industrial	2,183	20.27	1,948	22.62	2,354	22.24	2,494	21.15	2,278	19.81
Agricultural	290	11.52	267	10.39	327	12.40	647	10.49	413	9.92
Consumer, Overdrafts and other loans	268	4.04	315	4.58	380	5.48	479	5.72	479	5.99
Unallocated	253	0.26	74	0.24	397	0.37	19	0.45	0

Allowance for Loan & Lease Losses	$5,224	100.00	$5,091	100.00	$5,706	100.00	$6,008	100.00	5,496	100.00
Off Balance Sheet Commitments	162		130		$153		$227		226

Total Allowance for Credit Losses	$5,386		$5,221		$5,859		$6,235		$5,722

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2012 are as follows:

(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$12,600	$19,226	$31,545	$58,404

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2012:
Average balance	$84,217	$190,273	$182,724	$285,214
Average rate	—	0.70%	0.33%	1.24%

December 31, 2011:
Average balance	$70,547	$185,463	$164,352	$301,394
Average rate	—	0.81%	0.43%	1.59%

December 31, 2010:
Average balance	$60,489	$167,382	$138,044	$321,018
Average rate	—	0.96%	0.42%	2.16%

Liquidity

Liquidity remains high and the Bank has access to $42 million of unsecured borrowings through correspondent banks and $159 million of unpledged securities which may be sold or used as collateral. An additional $6.2 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $128 million available provided adequate collateral is pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among our management’s top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $397.3million for 2012, compared to $356 million for 201, and $274 million for 2010. This represented 42.5 percent, 39 percent, and 31.3 percent of total average assets, respectively. Of the almost $356 million of debt securities in the company’s portfolio as of December 31, 2012, $50.7million or 14.3 percent of the portfolio is expected to receive payments or mature in 2013. The availability of the funds may be reduced by the need to utilize securities for pledging purposes on public deposits. This liquidity provides the opportunity to fund loan growth without having to aggressively price deposits.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposits increased as of yearend balances in 2012, in all categories. Overall deposits increased an average of $20.7 million during 2012 compared to 2011’s increase over 2010 of $34.6 million in average deposits. These represent changes of 2.9 percent and 8.3 percent in average total deposits, respectively. The Bank also utilized Federal Funds purchased at times during 2011 and 2012. The average balance for 2012 was $2 thousand, which was mainly for verification of borrowing procedures should the need arise.

Again, historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company’s average loan to deposit ratio for 2012 was 65 percent, 2011 was 68.24 percent and 2010 was 78.13 percent. The lower ratios in 2012 and 2011 were due to the success of the deposit gathering function, the residential mortgage loans being sold in the secondary market and the lack of loan demand. The Company’s goal is for this ratio to be higher with loan growth being the driver; however, this was and may be difficult to achieve in 2013 with borrowers still taking a conservative approach to increasing their liabilities.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $51.3 million at the end of 2012 compared to $52.4 million at the end of 2011 and to $51.2 million at the end of 2010. These accounts are used to provide a sweep product to the Bank’s commercial customers.

Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary.

Other borrowings are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source decreased by $5.1 million to $11.6 million at December 31, 2012. This compares to decreased borrowings during 2011 of $13.2 million to $16.7 million at December 31, 2011 and increased borrowings during 2010 of $4.3 million to $29.9 million to end at December 31, 2010. The decreased borrowings were payoffs of matured notes in 2011 and 2012. Sufficient funds were available to fund growth so new advances were not needed.

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

Contractual Obligations

Contractual Obligations of the Company totaled $333.4 million as of December 31, 2012. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Securities sold under agreement to repurchase	$51,312	$35,173	$16,139	$—	$—

Time Deposits	269,507	132,584	113,048	22,153	1,722

Dividends Payable	931	931	—	—	—

Long Term Debt	11,600	7,100	4,500	—	—

Total	$333,350	$175,788	$133,687	$22,153	$1,722

Capital Resources

Stockholders’ equity was $110.2 million as of December 31, 2012 compared to $105.1 million at December 31, 2011. Dividends declared during 2012 were $0.78 per share totaling $3.64 million and 2011 were $0.76 per share totaling $3.56 million. During 2012, the Company purchased 42,144 shares and awarded 11,000 restricted shares to 54 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. At yearend 2012, the Company held 515,942 shares in Treasury stock and 30,670 shares in unearned stock awards as compared to 2011, the Company held 483,663 shares in Treasury stock and 29,715 in unearned stock awards. On January 18, 2013 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 18, 2013 and ending December 31, 2013.

Capital Resources (Continued)

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

At December 31, 2012, The Farmers & Merchants State Bank and Farmers & Merchants Bancorp, Inc had total risk-based capital ratios of 14.74% and 17.35%, respectively. Core capital to risk-based asset ratios of 13.85% and 16.45% are well in excess of regulatory guidelines. The Bank’s leverage ratio of 8.92% is also substantially in excess of regulatory guidelines as is the Company’s at 10.67%. For further discussion and analysis of regulatory capital requirements, refer to Note 14 of the Audited Financial Statements.

The Company’s subsidiaries are restricted by regulations from making dividend distributions in excess of certain prescribed amounts. Upon prior regulatory approval, the Bank may be allowed to pay above the prescribed amount.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total (000)	to Flat Rate
2.81%	-9.31%	Rising	3.00%	$24,357	-9.73%
2.80%	-9.49%	Rising	2.00%	$24,308	-9.91%
2.80%	-9.41%	Rising	1.00%	$24,336	-9.81%
3.10%	—	Flat	—	$26,983	—
2.83%	-8.53%	Falling	-1.00%	$24,589	-8.87%
2.79%	-9.74%	Falling	-2.00%	$24,251	-10.12%
2.62%	-15.32%	Falling	-3.00%	$22,684	-15.94%

Market Risk (Continued)

The shock chart currently shows a tightening in net interest margin over the next twelve months in both a rising and decreasing rate environment. Due to the length of and existence of such a low rate environment, the model does not predict expansion of net interest margin at any level. Cost of funds are below 1% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. The negative impact in a rising rate environment is partially caused by a timing issue on the ability to reprice assets as immediately as the liabilities. The average duration of the majority of the assets is outside the 12 month shock period. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts. Both enhancements were based on historical performance data of the Bank. Both directional changes are well within risk exposure guidelines. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of

America. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC
Auburn Hills, MI	Plante & Moran, PLLC
February 25, 2013

Farmers & Merchants Bancorp, Inc. and Subsidiary

Consolidated Balance Sheet

December 31, 2012 and 2011

(000’s Omitted, Except Per Share Data)

	2012	2011
Assets
Assets
Cash and due from banks (Note 1)	$37,561	$31,609
Federal Funds Sold	6,531	11,534

Total cash and cash equivalents	44,092	43,143

Securities—available for sale (Note 3)	355,905	327,519
Other Securities, at cost (Note 3)	4,365	4,365
Loans, net (Note 4)	496,178	501,124
Premises and equipment (Note 5)	17,599	16,984
Goodwill	4,074	4,074
Mortgage Servicing Rights (Note 6)	2,063	2,071
Other Real Estate Owned	2,310	3,572
Other assets (Note 2)	20,074	20,141

Total Assets	$946,660	$922,993

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$103,966	$84,567
Interest-bearing
NOW accounts	196,971	193,137
Savings	192,808	170,052
Time (Note 7)	269,507	291,626

Total deposits	763,252	739,382

Securities sold under agreement to repurchase (Note 8)	51,312	52,440
FHLB Advances (Note 9)	11,600	16,662
Dividend payable	931	890
Accrued expenses and other liabilities (Note 10)	9,326	8,528

Total liabilities	836,421	817,902

Stockholders’ Equity (Note 14 and 15)
Common stock—No par value—6,500,000 shares authorized; 5,200,000 shares issued & outstanding	12,677	12,677
Treasury Stock—515,942 shares 2012, 483,663 shares 2011	(10,588)	(9,898)
Unearned Stock Awards—30,670 shares 2012, 29,715 shares 2011	(584)	(564)
Retained earnings	102,641	96,495
Accumulated other comprehensive income	6,093	6,381

Total stockholders’ equity	110,239	105,091

Total Liabilities and Stockholders’ Equity	$946,660	$922,993

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiary

Consolidated Statement of Income & Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(000’s Omitted, Except Per Share Data)

	2012	2011	2010
Interest Income
Loans, including fees	$26,489	$29,840	$32,860
Debt securities:
U.S. Treasury and government agency	4,427	4,457	4,583
Municipalities	2,112	2,107	2,167
Dividends	199	185	188
Federal funds sold	20	19	26
Other	26	52	69

Total interest income	33,273	36,660	39,893
Interest Expense
Deposits	5,574	6,980	9,126
Federal funds purchased and securities sold under agreements to repurchase	242	293	278
Borrowed funds	434	883	1,459

Total interest expense	6,250	8,156	10,863

Net Interest Income—Before provision for loan losses	27,023	28,504	29,030
Provision for Loan Losses (Note 4)	738	1,715	5,325

Net Interest Income After Provision
For Loan Losses	26,285	26,789	23,705
Noninterest Income
Customer service fees	5,204	3,313	2,487
Other service charges and fees	3,499	3,385	3,464
Net gain (loss) on sale of other assets owned	(634)	(1,169)	(109)
Net gain on sale of loans	2,041	807	1,395
Net gain on sale of securities (Note 3)	852	504	956

Total noninterest income	10,962	6,840	8,193
Noninterest Expenses
Salaries and Wages	9,039	9,212	8,773
Employee benefits (Note 11)	3,288	2,835	2,909
Net occupancy expense	1,419	1,501	1,456
Furniture and equipment	1,400	1,379	1,504
Data processing	1,119	978	953
Franchise taxes	946	892	863
FDIC Assessment	467	762	1,053
Mortgage servicing rights amortization (Note 6)	768	498	683
Other general and administrative	5,109	4,165	4,341

Total other operating expenses	23,555	22,222	22,535

Income Before Income Taxes	13,692	11,407	9,363
Income Taxes (Note 10)	3,904	2,893	2,382

Net Income	$9,788	$8,514	$6,981

Other Comprehensive Income (Net of Tax):
Unrealized gains on securities	$(288)	$5,843	$(1,976)

Comprehensive Income	$9,500	$14,357	$5,005

Earnings Per Share—Basic and Diluted	$2.08	$1.82	$1.48

Weighted Average Shares Outstanding	4,695,876	4,689,021	4,721,235

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes to Shareholders Equity

For the Years Ended December 31, 2012, 2011 and 2010

(000’s Omitted, Except Per Share Data)

						Accumulated
	Shares of			Unearned		Other	Total
	Common	Common	Treasury	Stock	Retained	Comprehensive	Stockholders’
	Stock	Stock	Stock	Awards	Earnings	Income (Loss)	Equity
Balance—January 1, 2010	4,762,449	$12,677	$(9,082)	$(573)	$88,048	$2,514	$93,584
Comprehensive income (Note 1):
Net income					6,981		6,981
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects						(1,976)	(1,976)

Total comprehensive income							5,005
Purchase of Treasury Stock	(48,130)		(894)				(894)
Shares issued for vested stock awards				151			151
Grant of Restricted Stock Awards-10,150 shares
(Net of Forfeiture—1,575)	8,575		177	(158)	(18)		1
Cash dividends declared—$0.73 per share					(3,444)		(3,444)

Balance—December 31, 2010	4,722,894	$12,677	$(9,799)	$(580)	$91,567	$538	$94,403
Comprehensive income (Note 1):
Net income					8,514		8,514
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects						5,843	5,843

Total comprehensive income							14,357
Purchase of Treasury Stock	(16,779)		(310)				(310)
Shares issued for vested stock awards				202			202
Grant of Restricted Stock Awards-11,000 shares
(Net of Forfeiture—778)	10,222		211	(186)	(23)		2
Cash dividends declared—$0.76 per share					(3,563)		(3,563)

Balance—December 31, 2011	4,716,337	$12,677	$(9,898)	$(564)	$96,495	$6,381	$105,091
Comprehensive income (Note 1):
Net income					9,788		9,788
Change in net unrealized gain on securities available for sale, net of reclassification adjustment and tax effects						(288)	(288)

Total comprehensive income							9,500
Purchase of Treasury Stock	(42,144)		(894)				(894)
Shares issued for vested stock awards				178			178
Grant of Restricted Stock Awards-11,000 shares
(Net of Forfeiture—1,135)	9,865		204	(198)	(6)		—
Cash dividends declared—$0.78 per share					(3,636)		(3,636)

Balance—December 31, 2012	4,684,058	$12,677	$(10,588)	$(584)	$102,641	$6,093	$110,239

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiary

Consolidated Statement of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(000’s Omitted)

	2012	2011	2010
Cash Flows from Operating Activities
Net income	$9,788	$8,514	$6,981
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,154	1,135	1,147
Amortization of servicing rights	768	498	683
Amortization of Core Deposit Intangible	312	312	235
Provision for loan loss	738	1,715	5,325
Gain on sale of loans held for sale	(2,041)	(807)	(1,395)
Originations of loans held for sale	(96,472)	(52,853)	(83,705)
Proceeds from sale of loans held for sale	95,435	53,631	82,315
Accretion and amortization of securities	3,075	2,902	1,595
Deferred income tax expense (benefit)	(126)	(165)	210
Loss on sale of other assets	634	1,169	109
Gain on sales of securities	(852)	(504)	(956)
Change in other assets and other liabilities, net	1,801	1,612	(1,109)

Net cash provided by operating activities	14,214	17,159	11,435
Cash Flows from Investing Activities
Activity in securities:
Sales	60,513	30,376	55,700
Maturities, prepayments and calls	42,851	53,661	104,602
Purchases	(134,435)	(117,744)	(244,812)
Loan and lease originations and principal collections, net	5,245	18,266	38,094
Proceeds from sales of assets	1,146	1,970	716
Additions to premises and equipment	(1,774)	(947)	(2,294)
Net cash paid for acquisition	—	—	(1,141)

Net cash used in investing activities	(26,454)	(14,418)	(49,135)
Cash Flows from Financing Activities
Net increase in deposits	23,870	14,869	48,069
Net change in federal funds purchased and securities sold under agreements to repurchase	(1,128)	1,199	7,984
Proceeds from issuance of long-term debt	—	—	9,000
Repayment of long-term debt	(5,062)	(13,212)	(13,326)
Purchase of Treasury Stock	(894)	(310)	(894)
Cash dividends paid on common stock	(3,597)	(3,567)	(3,402)

Net cash provided by (used) financing activities	13,189	(1,021)	47,431

Net Increase (Decrease) in Cash and Cash Equivalents	949	1,720	9,731
Cash and Cash Equivalents—Beginning of Year	43,143	43,379	33,648

Cash and Cash Equivalents—End of Year	$44,092	$45,099	$43,379

Supplemental Information
Cash paid during the year for:
Interest	$6,304	$8,285	$11,244

Income taxes	$4,085	$1,850	$1,875

Noncash investing activities:
Transfer of loans to other real estate owned	$562	$2,236	$3,867

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 1—Summary of Significant Accounting Policies

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

Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $4.9 million for December 31, 2012 and it was $4.2 million for December 31, 2011.

The Company and its subsidiary maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 1—Summary of Significant Accounting Policies (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 1—Summary of Significant Accounting Policies (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 1—Summary of Significant Accounting Policies (Continued)

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

Goodwill and other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for impairment and any such impairment is recognized in the period identified. The Bank considered the following qualitative factors to determine if impairment was likely: 1) The Bank continued to perform above peer and remains profitable with capital growth, 2) The Bank had improved asset quality and does not see any change in the trend, 3) The Bank had strong liquidity and capital positions, 4) In quantitative testing done by an independent source in 2011, the excess fair value of capital was almost $32 million or 36.19% over the carrying value and was almost 8 times the value of the goodwill being carried, and 5) The Bank was unaware of any likely circumstances that would indicate the fair value of the entity would be greatly decreased in the near future. Therefore, no impairment has been recognized from the goodwill established from the Bank’s acquisition which occurred on December 31, 2007.

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, the Bank’s holding of other real estate owned totaled approximately $2.3 and $3.6 million for 2012 and 2011 respectively.

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 1—Summary of Significant Accounting Policies (Continued)

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

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Beginning in 2012, restricted stock awards were included in the weighted average number of common shares outstanding and are included currently when granted. As of December 31, the Company held 30,670, 29,715 and 28,925 shares of anti-dilutive restricted stock awards for 2012, 2011 and 2010 respectively.

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

The components of other comprehensive income and related tax effects are as follows:

	(In Thousands)
	2012	2011	2010
Net unrealized gain (loss) on available-for-sale securities	$417	$9,357	$(2,037)
Reclassification adjustment for gain on sale of available-for-sale securities	(852)	(504)	(956)

Net unrealized gains (losses)	(435)	8,853	(2,993)
Tax effect	(147)	3,010	(1,017)

Other comprehensive income (loss)	$(288)	$5,843	$(1,976)

Reclassification

Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform with the 2012 presentation.

Recent Accounting Pronouncements

Troubled Debt Restructurings – In April 2011, The FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The update is effective for annual reporting periods ending on or after December 15, 2012, and later deferred by ASU 2011-1 until December 31, 2012 for the Corporation and is included in Note 4. Other than the additional disclosures, these updates did not have a significant impact on the financial statements.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 1—Summary of Significant Accounting Policies (Continued)

Fair Value – In 2011. The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)- Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update to Fair Value Measurement (Topic 820) results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. However, this updated does require expanded disclosure related to the nature and significance of inputs that are used in estimating and measuring the fair value of financial instruments. The amendments in this update are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2011 (therefore, December 31, 2012, for the Corporation). This update did not have a significant impact on the financial statements.

Comprehensive Income – During 2012, the Company adopted new guidance related to the presentation of comprehensive income in the financial statements. Among other changes, the new guidance eliminated the option to only present comprehensive income in the statement of equity. The Company has elected to report comprehensive income in a single statement of operations and comprehensive income. The change in presentation has been applied retrospectively and the 2011 and 2010 financial statements have been restated to conform to the new presentation method. Other than the change in presentation of comprehensive income and related disclosures, the new guidance did not have a material effect on the financial statements.

Goodwill – In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This standard gives an entity the option to assess qualitative factors to determine if goodwill is impaired. If the qualitative assessment indicates no impairment, a quantitative goodwill impairment test is not required. The standard is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company completed its own qualitative assessment for 2012 and determined no impairment existed. The Company will utilize the services of an independent third party to assess the quantitative test when required.

Note 2—Business Combination & Asset Purchase

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 2—Business Combination & Asset Purchase (Continued)

The Company also recognized core deposit intangible assets of $1.09 million with the purchase of the Hicksville office. These are being amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis.

The estimated amortization expense for the years ended December 31, 2012, 2011 and 2010 was $312, $312 and $235 thousand, respectively.

Amortization expense of the core deposit intangible assets remaining is as follows:

	(In Thousands)
	Knisley	Hicksville	Total
2013	$157	$156	$313
2014	157	156	313
2015	—	155	155
2016	—	155	155
2017	—	77	77
Thereafter	—	—	—

Total	$314	$699	$1,013

Note 3—Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$10,604	$—	$(36)	$10,568
U.S. Government agency	216,466	3,905	(171)	220,200
Mortgage-backed securities	51,581	1,425	—	53,006
State and local governments	68,022	4,129	(20)	72,131

Total available-for-sale securities	$346,673	$9,459	$(227)	$355,905

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 3—Securities (Continued)

	(In Thousands)
	2011
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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 3—Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2012
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(36)	$10,568	$—	$—
U.S. Government agency	(171)	33,034	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	(20)	2,903	—	—

Total available-for-sales securities	$(227)	$46,505	$—	$—

	2011
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agency	(18)	12,192	—	—
Mortgage-backed securities	(18)	—	—	—
State and local governments	(1)	652	—	—

Total available-for-sales securities	$(37)	$12,844	$—	$—

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $60.5, $30.3 and $55.7 million for 2012, 2011 and 2010 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2012	2011	2010
Gross realized gains	$852	$504	$956
Gross realized losses	—	—	—

Net realized gains	$852	$504	$956

Tax expense related to net realized gains	$290	$171	$325

The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 3—Securities (Continued)

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$43,350	$43,633
After one year through five years	152,321	156,763
After five years through ten years	90,278	91,978
After ten years	9,143	10,525

Total	$295,092	$302,899
Mortgage-backed securities	51,581	53,006

Total	$346,673	$355,905

Investments with a carrying value and fair value of $196.9 million at December 31, 2012 and $194.7 million at December 31, 2011 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock and Farmer Mac stock as of December 31, 2012. The stock is carried at cost, which approximates fair value.

Note 4—Loans

The Company had $2.5 million in loans held for sale in 2012 as compared to $987 thousand in loans held for sale in 2011. Due to materiality, these loans are included in the Consumer Real Estate loan numbers.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4—Loans (Continued)

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2012	2011
Commercial real estate	$199,999	$198,266
Agricultural real estate	40,143	31,993
Consumer real estate	80,287	84,477
Commercial and industrial	101,624	114,497
Agricultural	57,770	52,598
Consumer	20,413	23,375
Industrial Development Bonds	1,299	1,196

	$501,535	$506,402
Less: Net deferred loan fees and costs	(133)	(187)

	501,402	506,215
Less: Allowance for loan losses	(5,224)	(5,091)

Loans—Net	$496,178	$501,124

The following is a maturity schedule by major category of loans:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Commercial Real Estate	$25,448	$103,857	$70,694	$199,999
Agricultural Real Estate	3,337	10,136	26,670	40,143
Consumer Real Estate	9,535	14,424	56,328	80,287
Commercial and industrial	58,744	39,716	3,164	101,624
Agricultural	37,153	18,116	2,501	57,770
Consumer	5,345	13,238	1,830	20,413
Industrial Development Bonds	417	490	392	1,299

	$139,979	$199,977	$161,579	$501,535

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2012:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Commercial Real Estate	$118,367	$81,632
Agricultural Real Estate	28,861	11,282
Consumer Real Estate	65,916	14,371
Commercial and industrial loans	79,493	22,131
Agricultural	53,429	4,341
Consumer, Master Card and Overdrafts	15,941	4,472
Industrial Development Bonds	1,299	—

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

As of December 31, 2012 and 2011 one to four family residential mortgage loans amounting to $26.8 million and $67.4 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to a low of 0.67% as of the end of December 2011. As of December 31, 2012, the percentage stood at .96%. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

The following table represents the contractual aging of the recorded investment in past due loans by portfolio segment of loans as of December 31, 2012 and 2011 net of deferred fees:

	(In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
2012
Residential	$575	$—	$648	$1,223	$79,064	$80,287	$—
Ag RE	—	—	—	—	40,143	40,143	—
Ag	11	—	—	11	57,759	57,770	—
Commercial Real Estate	—	—	877	877	199,122	199,999	—
Commercial and Industrial	78	—	2,567	2,645	100,278	102,923	—
Consumer	51	1	—	52	20,228	20,280	1

Total	$715	$1	$4,092	$4,808	$496,594	$501,402	$1

2011
Residential	$799	$248	$441	$1,488	$82,989	$84,477	$—
Ag RE	—	—	—	—	31,993	31,993	—
Ag	7	—	—	7	52,591	52,598	—
Commercial Real Estate	—	611	927	1,538	196,728	198,266	—
Commercial and Industrial	77	—	421	498	115,195	115,693	—
Consumer	24	—	—	24	23,164	23,188	—

Total	$907	$859	$1,789	$3,555	$502,660	$506,215	$—

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

The following table presents the recorded investment in nonaccrual loans by portfolio segment of loans as of December 31, 2012 and December 31, 2011:

	(In Thousands)
	2012	2011
Consumer real estate	$964	$700
Agricultural real estate	—	—
Agriculture	—	7
Commercial real estate	877	1,003
Commercial	2,987	421
Consumer	—	—

Total	$4,828	$2,131

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan. The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of The Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk;

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

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

The following table represents the risk category of loans by portfolio segment based on the most recent analysis performed as of the time periods shown of December 31, 2012 and December 31, 2011.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

	(In Thousands)
	Agriculture Real Estate		Agriculture		Commercial Real Estate		Commercial		Industrial Development Bonds
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
1-2	$2,719	$1,058	$5,022	$1,500	$4,046	$3,545	$750	$710	$97	$188
3	15,111	12,613	23,525	25,019	42,467	23,283	21,750	22,506	859	622
4	21,481	17,256	29,188	26,008	137,537	159,959	71,228	82,745	343	386
5	794	383	35	57	8,984	6,098	3,385	3,897	—	—
6	38	683	—	7	6,295	4,677	2,202	4,219	—	—
7	—	—	—	7	670	704	2,309	420	—	—
8	—	—	—	—	—	—	—	—	—	—

Total	$40,143	$31,993	$57,770	$52,598	$199,999	$198,266	$101,624	$114,497	$1,299	$1,196

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2012 and December 31, 2011.

	(In Thousands)
	Consumer Real Estate
	2012	2011
Grade
Pass	$79,766	$83,954
Special mention (5)	—	—
Substandard (6)	110	240
Doubtful (7)	411	283

Total	$80,287	$84,477

	(In Thousands)
	Consumer—Credit Card		Consumer—Other
	2012	2011	2012	2011
Performing	$3,470	$3,607	$16,775	$19,531
Nonperforming	3	—	32	50

Total	$3,473	$3,607	$16,807	$19,581

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2012 and 2011 are as follows:

	(In Thousands)
	2012	2011
Impaired loans without a valuation allowance	$730	$446
Impaired loans with a valuation allowance	3,861	1,408

Total impaired loans	$4,591	$1,854

Valuation allowance related to impaired loans	$865	$175

Total non-accrual loans	$4,828	$2,131

Total loans past-due ninety days or more and still accruing	$1	$—

	(In Thousands)
	2012	2011	2010
Average investment in impaired loans	$3,436	$5,466	$10,136

Interest income recognized on impaired loans	$26	$1,230	$61

Interest income recognized on a cash basis on impaired loans	$21	$1,175	$41

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $627.3 thousand of its impaired loans classified as trouble debt restructured as of December 31, 2012 as compared to $207 thousand of its impaired loans classified as trouble debt restructured as of December 31, 2011.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

The following table represents three months ended and year ended December 31, 2012.

		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Contracts	Outstanding	Outstanding		Contracts	Outstanding	Outstanding
December 31, 2012	Modified in the	Recorded	Recorded	December 31, 2012	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment	Troubled Debt Restructurings	Last 12 Months	Investment	Investment
Commercial Real Estate		$—	$—	Commercial Real Estate	1	$1,937	$1,921
Ag Real Estate		—	—	Ag Real Estate		—	—
Commercial and Industrial		—	—	Commercial and Industrial	2	420	420

	Number of				Number of
	Contracts				Contracts
Troubled Debt Restructurings	Modified in the	Recorded		Troubled Debt Restructurings	Modified in the	Recorded
That Subsequently Defaulted	Last 3 Months	Investment		That Subsequently Defaulted	Last 12 Months	Investment
Commercial Real Estate		$—		Commercial Real Estate		$—
Ag Real Estate		—		Ag Real Estate		—
Commercial and Industrial		—		Commercial and Industrial		—

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

The following table represents three months ended and year ended December 31, 2011.

		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Contracts	Outstanding	Outstanding		Contracts	Outstanding	Outstanding
December 31, 2011	Modified in the	Recorded	Recorded	December 31, 2011	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment	Troubled Debt Restructurings	Last 12 Months	Investment	Investment
Commercial Real Estate		$—	$—	Commercial Real Estate	2	$923	$702
Ag Real Estate		—	—	Ag Real Estate		—	—
Commercial and Industrial		—	—	Commercial and Industrial		—	—

	Number of				Number of
	Contracts				Contracts
Troubled Debt Restructurings	Modified in the	Recorded		Troubled Debt Restructurings	Modified in the	Recorded
That Subsequently Defaulted	Last 3 Months	Investment		That Subsequently Defaulted	Last 12 Months	Investment
Commercial Real Estate		$—		Commercial Real Estate	1	$207
Ag Real Estate		—		Ag Real Estate		—
Commercial and Industrial		—		Commercial and Industrial		—

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

The following table presents loans individually evaluated for impairment by portfolio segment of loans as of December 31, 2012 and 2011:

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
2012
With no related allowance recorded:
Residential	$236	$236	$—	$269	$12
Agriculture real estate	—	—	—		—
Agriculture	—	—	—	—	—
Commercial real estate	207	384	—	206	—
Commercial	287	334	—	212	—
Consumer	—	—	—	—	—
With a specific allowance recorded:
Residential	411	512	70	454	1
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	670	916	25	657	—
Commercial	2,780	2,780	770	1,636	13
Consumer	—	—	—	2	—

Totals:
Residential	$647	$748	$70	$723	$13

Agriculture real estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$877	$1,300	$25	$863	$—

Commercial	$3,067	$3,114	$770	$1,848	$13

Consumer	$—	$—	$—	$2	$—

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
2011
With no related allowance recorded:
Residential	$239	$239	$—	$195	$36
Agriculture real estate	—	—	—	180	15
Agriculture	—	—	—	2,683	1,156
Commercial real estate	207	384	—	1,357	22
Commercial	—	—	—	55	1
Consumer	—	—	—	1	—
With a specific allowance recorded:
Residential	283	308	54	369	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	704	854	29	188	—
Commercial	420	420	91	438	—
Consumer	—	—	—	—	—

Totals:
Residential	$522	$547	$54	$564	$36

Agriculture real estate	$—	$—	$—	$180	$15

Agriculture	$—	$—	$—	$2,683	$1,156

Commercial real estate	$911	$1,238	$29	$1,545	$22

Commercial	$420	$420	$91	$493	$1

Consumer	$—	$—	$—	$1	$—

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses:

	(In Thousands)
	2012	2011	2010
Allowance for Loan Losses
Balance at beginning of year	$5,091	$5,706	$6,008
Provision for loan loss	738	1,715	5,325
Loans charged off	(891)	(2,681)	(6,422)
Recoveries	286	351	795

Balance at ending of year	$5,224	$5,091	$5,706

Allowance for Unfunded Loan Commitments & Letters of Credit	$162	$130	$153

Total Allowance for Credit Losses	$5,386	$5,221	$5,859

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

Additional analysis related to the allowance for credit losses as of December 31, 2012 and 2011 is as follows:

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221
Charge Offs	(246)	—	(6)	(98)	(47)	(494)	—	—	(891)
Recoveries	61	—	12	7	30	176	—	—	286
Provision	292	(27)	18	(248)	253	271	—	179	738
Other Non-interest expense related to unfunded	—	—	—	—	—	—	32	—	32

Ending Balance	$368	$113	$290	$1,749	$2,183	$268	$162	$253	$5,386

Ending balance: individually evaluated for impairment	$70	$—	$—	$25	$770	$—	$—	$—	$865

Ending balance: collectively evaluated for impairment	$298	$113	$290	$1,724	$1,413	$268	$162	$253	$4,521

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$80,287	$40,143	$57,770	$199,999	$102,923	$20,280	$—	$—	$501,402

Ending balance: individually evaluated for impairment	$648	$—	$—	$877	$3,066	$—	$—	$—	$4,591

Ending balance: collectively evaluated for impairment	$79,639	$40,143	$57,770	$199,122	$99,857	$20,280	$—	$—	$496,811

Ending balance: loans acquired with deteriorated credit quality	$548	$—	$—	$—	$—	$—	$—	$—	$548

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 4 – Loans (Continued)

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
2011
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$258	$122	$327	$1,868	$2,354	$380	$153	$397	$5,859
Charge Offs	(422)	—	(24)	(360)	(1,500)	(375)	—	—	(2,681)
Recoveries	61	—	67	32	19	172	—	—	351
Provision	364	18	(104)	548	1,074	138	—	(323)	1,715
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(23)	—	(23)

Ending Balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221

Ending balance: individually evaluated for impairment	$55	$—	$—	$29	$91	$—	$—	$—	$175

Ending balance: collectively evaluated for impairment	$206	$140	$266	$2,059	$1,856	$315	$130	$74	$5,046

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$84,477	$31,993	$52,598	$198,266	$115,693	$23,188	$—	$—	$506,215

Ending balance: individually evaluated for impairment	$523	$—	$—	$911	$420	$—	$—	$—	$1,854

Ending balance: collectively evaluated for impairment	$83,954	$31,993	$52,598	$197,355	$115,273	$23,188	$—	$—	$504,361

Ending balance: loans acquired with deteriorated credit quality	$856	$—	$—	$—	$—	$—	$—	$—	$856

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 5—Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2012	2011
Land	$4,337	$3,635
Buildings (useful life 15-39 years)	19,130	18,979
Construction in Progress	274	—
Furnishings (useful life 3-15 years)	10,361	9,994

	34,102	32,608
Less: Accumulated depreciation	(16,503)	(15,624)

Premises and Equipment (Net)	$17,599	$16,984

The construction contract for our new Waterville office, which is in progress, has an amount yet to be paid of $605 thousand totaling a completed contract of $825 thousand. The architect contract totals $54 thousand with $15 thousand yet to be paid.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 amounted to $1.2, $1.1, and $1.1 million, respectively.

Note 6—Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $280 and $273 million at December 31, 2012 and 2011, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2012 and 2011, was $2.1. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.

The fair market value of the capitalized servicing rights as of December 31, 2012 and 2011 was $2.4 million and $2.8 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 18.9 and 12.6 were utilized for 2012 and 2011, respectively. All stratums showed positive values compared to carrying value using a discount yield of 7.75% for 2012 and for 2011.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2012	2011
Beginning Year	$2,071	$2,178
Capitalized Additions	760	391
Amortization	(768)	(498)
Valuation Allowance	—	—

End of Year	$2,063	$2,071

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 7—Deposits

Time deposits at December 31 consist of the following:

	(In Thousands)
	2012	2011
Time deposits under $100,000	$147,732	$163,726
Time deposits of $100,000 or more	121,775	127,900

	$269,507	$291,626

At December 31, 2012 the scheduled maturities for time deposits are as follows:

(In Thousands)
2012	$132,584
2013	74,298
2014	38,750
2015	15,661
2016	6,492
thereafter	1,722

$269,507

Note 8— Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2012 and 2011 securities with a book value of $69.0 million and $61.6 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 8— Securities Sold Under Agreement to Repurchase (Continued)

	Daily Securities Sold Under Agreement to Repurchase
	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000’s)	of Period	Month End (000’s)	Period (000’s)	For the Period
2012	$35,173	0.10%	$41,876	$38,725	0.18%
2011	$38,209	0.15%	$42,154	$36,910	0.30%
2010	$37,191	0.36%	$37,501	$34,046	0.36%

	Term CD’s Sold Under Agreement to Repurchase
	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000’s)	of Period	Month End (000’s)	Period (000’s)	For the Period
2012	$16,139	1.25%	$16,139	$14,184	1.22%
2011	$14,231	1.28%	$15,095	$14,606	1.25%
2010	$14,050	1.28%	$14,050	$12,493	1.24%

Note 9— Federal Home Loan Bank Advances

Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly with interest rates on the loans varying from 1.77% to 2.70%. Total borrowings were $11.6 million and $16.7 million for 2012 and 2011, respectively. The advances are secured by $26.8 and $67.4 million of mortgage loans as of December 31, 2012 and 2011, respectively under a blanket collateral agreement.

The advances are subject to prepayment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future obligations of the advances are as follows at December 31, 2012:

(In Thousands)
2013	$7,100
2014	4,500

$11,600

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 10—Federal Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2012	2011	2010
Current:
Federal	$4,030	$3,058	$2,172

Deferred:
Federal	(126)	(165)	210

	$3,904	$2,893	$2,382

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2012	2011	2010
Income tax at statutory rates	$4,655	$3,878	$3,183
Increase(decrease) resulting from:
Tax exempt interest	(677)	(689)	(744)

Change in prior estimates and other	(74)	(296)	(57)

	$3,904	$2,893	$2,382

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2012	2011
Deferred Tax Assets:
Allowance for loan losses	$1,776	$1,731
Other	766	860

Total deferred tax assets	2,542	2,591
Deferred Tax Liabilities:
Accreted discounts on bonds	55	62
FHLB stock dividends	859	859
Mortgage servicing rights	701	704
Other	1,094	1,007
Net unrealized gain on available-for-sale securities	3,139	3,287

Total deferred tax liabilities	5,848	5,919

Net Deferred Tax Liability	$(3,306)	$(3,328)

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 11—Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $744, $680 and $551 thousand for 2012, 2011 and 2010, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 11,000 shares of restricted stock were issued to 54 employees during 2012, 11,000 shares of restricted stock were issued to 56 employees and 10,150 shares to 53 employees during 2011 and 2010, respectively. Under the plan, the shares vest 100% in three years. During the 3 year vesting period, the employees received dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 1,135, 778 and 1,575 shares forfeited during 2012, 2011 and 2010, respectively. During 2012, 8,700 shares awarded in 2009 were vested 100%, and 41 employees received the stock. Due to retirement, one employee received 210 shares from awards granted in 2009, 2010 and 2011. The majority of shares, 8,875, awarded in 2008 were vested 100% during 2011 and 44 employees received the stock. Three employees received 557 shares from awards granted in 2008, 2009 and 2010 due to retirement. During 2010, 7,425 shares awarded in 2007 were vested 100%. Forty employees were still employed and received the stock. Compensation expense applicable to the restricted stock totaled $219, $202, and $191 thousand for the year ending December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the activity of restricted stock awards:

	2012	2011	2010
Beginning of period	29,715	28,925	27,775
Granted	11,000	11,000	10,150
Vested	(8,910)	(9,432)	(7,425)
Forfeited	(1,135)	(778)	(1,575)

Nonvested, end of period	30,670	29,715	28,925

As of December 31, 2012, there was $334 thousand of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 12—Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $6.5 and $6.9 million at December 31, 2012 and 2011, respectively. New loans approved during 2012 were $827 thousand. During 2012, subsequent advances totaled $13.3 million and payments of $13.7 million were received. The difference in related borrowings amounted to $446 thousand, net reduction. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2012 and 2011, amounted to $4.2 million and $4.0 million, respectively.

Note 13—Off Balance Sheet Activities

Credit Related Financial Instruments

The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments include commitments to extend credit, Standby Letters of Credit, and Commercial Letters of Credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2012 and 2011 was $163 thousand and $130 thousand, respectively. At December 31, 2012 and 2011, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2012	2011
Commitments to extend credit	$191,790	$146,598
Credit card arrangements	14,451	14,152
Standby letters of credit	1,470	1,038

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 14—Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2012 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2012 and 2011 are as follows:

					To Be Well Capitalized
					Under the Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	(000’s)		(000’s)		(000’s)
As of December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	$104,446	17.35%	$48,167	8.00%	N/A	N/A
Farmers & Merchants State Bank	88,746	14.74%	48,167	8.00%	$60,208	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	99,059	16.45%	24,084	4.00%	N/A	N/A
Farmers & Merchants State Bank	83,359	13.85%	24,083	4.00%	36,125	6.00%
Tier 1 Capital (to Adjusted Total Assets) Consolidated	99,059	10.67%	37,152	4.00%	N/A	N/A
Farmers & Merchants State Bank	83,359	8.92%	37,368	4.00%	46,710	5.00%

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 14—Minimum Regulatory Capital Requirements (Continued)

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

Note 15—Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $12.6 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

Note 16—Fair Value of Financial Instruments

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 16—Fair Value of Financial Instruments (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 16—Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2012 and 2011, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities. The table excludes the following:

Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 2012					December 2011
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$44,092	$44,092	$44,092	$—	$—	$43,143	$43,143	$43,143	$—	$—
Securities—available for sale	355,905	355,905	10,568	328,929	16,408	327,519	327,519	26,691	287,127	13,701
Other Securities	4,365	4,365	—	—	4,365	4,365	4,365	—	—	4,365
Loans, net	496,178	502,125	—	—	502,125	501,124	504,629	—	—	504,629
Interest receivable	3,603	3,603	—	—	3,603	3,218	3,218	—	—	3,218

Total Assets	$904,143	$910,090	$54,660	$328,929	$526,501	$876,151	$882,874	$69,834	$287,127	$525,913

Financial Liabilities:
Interest bearing Deposits	$389,779	$390,066	$—	$—	$390,066	$363,189	$363,727	$—	$—	$363,727
Non-interest bearing Deposits	103,966	104,529	—	104,529	—	84,567	85,517	—	85,517	—
Time Deposits	269,507	272,591	—	—	272,591	291,626	292,731	—	—	292,731

Total Deposits	$763,252	$767,186	$—	$104,529	$662,657	$739,382	$741,975	$—	$85,517	$656,458
Short-term debt	51,312	51,312	—	—	51,312	52,440	52,440	—	—	52,440
Federal Home Loan Bank advances	11,600	11,012	—	—	11,012	16,662	16,638	—	—	16,638
Interest payable	288	288	—	—	288	342	342	—	—	342
Dividends payable	931	931	—	931	—	890	890	—	890	—

Total Liabilities	$827,383	$830,729	$—	$105,460	$725,269	$809,716	$812,285	$—	$86,407	$725,878

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 16—Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011, and the valuation techniques used by the Company to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities in active markets that the Company has the ability to access.

Available-for-sale securities—When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. The Bank holds some local municipals that the Bank evaluates based on the credit strength of the underlying project such as hospital or retirement housing. The fair value is determined by valuing similar credit payment streams at similar rates.

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

The following summarizes financial assets measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 16—Fair Value of Financial Instruments (Continued)

($ in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
December 31, 2012
Assets-(Securities Available for Sale)
U.S. Treasury	$10,568	$—	$—
U.S. Government agency	—	220,200	—
Mortgage-backed securities	—	53,006	—
State and local governments	—	55,723	16,408

Total Securities Available for Sale	$10,568	$328,929	$16,408

($ in Thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
December 31, 2011
Assets-(Securities Available for Sale)
U.S. Treasury	$26,691	$—	$—
U.S. Government agency	—	177,797	—
Mortgage-backed securities	—	55,413	—
State and local governments	—	53,917	13,701

Total Securities Available for Sale	$26,691	$287,127	$13,701

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2012 and 2011, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2012 and 2011, impaired loans categorized as Level 3 were $4.6 and $1.9 million, respectively. The specific allocation for impaired loans was $865 and $175 thousand as of December 31, 2012 and 2011, respectively, which are accounted for in the allowance for loan losses (see Note 4).

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 16—Fair Value of Financial Instruments (Continued)

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

The following table presents impaired loans and other real estate owned as recorded at fair value:

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012
($ in Thousands)	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2012
Impaired loans	$4,591	$—	$—	$4,591	$(76)
Other real estate owned—residential mortgages	783	—	—	783	(62)
Other real estate owned—commercial	1,526	—	—	1,526	(214)

Total change in fair value					$(352)

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011
($ in Thousands)	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2011
Impaired loans	$1,854	$—	$—	$1,854	$(150)
Other real estate owned—residential mortgages	958	—	—	958	(145)
Other real estate owned—commercial	2,614	—	—	2,614	(633)

Total change in fair value					$(928)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2012, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 17 — Condensed Financial Statements of Parent Company

Balance Sheet

	(In Thousands)
	2012	2011
Assets
Cash	$1,173	$983
Related party receivables:
Dividends & Accounts receivable from subsidiary	954	1,214
Note receivable from Bank subsidiary	15,000	15,000
Investment in subsidiary	94,540	89,178

Total Assets	$111,667	$106,375

Liabilities
Accrued expenses	$497	$394
Dividends payable	931	890

	1,428	1,284

Stockholders’ Equity
	110,239	105,091

Total Liabilities and Stockholders’ Equity	$111,667	$106,375

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 17 — Condensed Financial Statements of Parent Company (Continued)

Statement of Income

	(In Thousands)
	2012	2011	2010
Income
Dividends from subsidiary	$3,870	$4,000	$4,205
Interest	713	713	713

Total Income	4,583	4,713	4,918

Operating Expenses	305	499	472

Income Before Income Taxes and Equity in Undistributed Earnings (Distributions in excess of earnings) and Subsidiary	4,278	4,214	4,446
Income Taxes	139	72	82

	4,139	4,142	4,364
Equity in undistributed earnings (Distributions in excess of earnings) of subsidiary	5,649	4,372	2,617

Net Income	$9,788	$8,514	$6,981

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 17 — Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows

	(In Thousands)
	2012	2011	2010
Cash Flows from Operating Activities
Net income	$9,788	$8,514	$6,981
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	(5,649)	(4,372)	(2,617)
Changes in Assets and Liabilities:
Dividends receivable	260	(111)	(42)
Other Liabilities	282	231	101

Net Cash Provided by
Operating Activities	4,681	4,262	4,423
Cash Flows from Investing Activities
Return of Capital from Investment in Subsidiary	—	—	—
Cash Flows from Financing Activities
Payment of dividends	(3,597)	(3,567)	(3,402)
Purchase of Treasury Stock	(894)	(310)	(894)

Net Change in Cash and
Cash Equivalents	190	385	127
Cash and Cash Equivalents
Beginning of year	983	598	471

Cash and Cash Equivalents
End of year	$1,173	$983	$598

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Note 18 — Quarterly Financial Data

Quarterly Financial Data—UNAUDITED

	(000’s omitted except per share data) Quarter Ended in 2012
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$8,476	$8,525	$8,278	$7,994
Interest expense	1,624	1,653	1,532	1,441

Net Interest Income	6,852	6,872	6,746	6,553
Provision for loan loss	128	78	236	296

Net interest income after provision of loan loss	6,724	6,794	6,510	6,257
Other income (expense)	(3,510)	(3,236)	(3,122)	(2,725)

Net income before income taxes	3,214	3,558	3,388	3,532
Income taxes	930	1,020	947	1,007

Net income	$2,284	$2,538	$2,441	$2,525

Earnings per Common Share	$0.48	$0.54	$0.52	$0.54

Average common shares outstanding	4,714,197	4,695,151	4,685,879	4,688,467

	Quarter Ended in 2011
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$9,655	$8,844	$8,855	$9,306
Interest expense	2,221	2,109	1,991	1,835

Net Interest Income	7,434	6,735	6,864	7,471
Provision for loan loss	772	657	93	193

Net interest income after provision for loan loss	6,662	6,078	6,771	7,278
Other income (expense)	(4,235)	(3,885)	(3,971)	(3,291)

Net income before income taxes	2,427	2,193	2,800	3,987
Income taxes	446	626	719	1,102

Net income	$1,981	$1,567	$2,081	$2,885

Earnings per common share	$0.42	$0.34	$0.44	$0.62

Average common shares outstanding	4,693,080	4,686,008	4,687,169	4,689,883

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

MANAGEMENT REPORT REGARDING

DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

MANAGEMENT REPORT REGARDING INTERNAL CONTROL AND

COMPLIANCE WITH DESIGNATED LAWS AND REGULATIONS

Management of Farmers & Merchants Bancorp, Inc. and its subsidiary is responsible for preparing the Bank’s annual financial statements. Management is also responsible for establishing and maintaining internal control over financial reporting presented in conformity with both generally accepted accounting principles and regulatory reporting in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The Bank’s internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Dexter L. Benecke	70	President, Freedom Ridge, Inc.	1999

Eugene N. Burkholder	60	President, Falor Farm Center, Inc.	2012

Steven A. Everhart	58	Self Employed	2003

Darryl L. Faye	67	Retired CFO in Healthcare Industry	2012

Jack C. Johnson	60	President, Hawk’s Clothing, Inc.	1991

Marcia S. Latta	51	Non-profit Management Consultant	2009

Steven J. Planson	53	Self-Employed Farmer	2008

Anthony J. Rupp	63	President, Rupp Furniture Co.	2000

David P. Rupp, Jr.[1]	71	Attorney	2001

James C. Saneholtz	66	President, Saneholtz-McKarns, Inc.	1995

Kevin J. Sauder	52	President/CEO, Sauder Woodworking Co.	2004

Paul S. Siebenmorgen	63	President/CEO of the Corporation and The Farmers & Merchants State Bank	2005

Steven J. Wyse	68	Private Investor	1991

Directors are elected annually at the annual meeting of shareholders.

[1]	David P. Rupp, Jr. is an attorney with membership in the law firm of Plassman, Rupp, Hagans & Newton of Archbold, Ohio. The law firm has been retained by the Corporation, and its subsidiaries, during the past twenty years and is to be retained currently.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years
David P. Rupp, Jr.	71	Chairman

Paul S. Siebenmorgen	63	President & Chief Executive Officer

Barbara J. Britenriker	51	Executive Vice President Chief Financial Officer

Todd A. Graham	62	Executive Vice President Chief Lending Officer

Edward A. Leininger	56	Executive Vice President Chief Operating Officer

Rex D. Rice	54	Executive Vice President Senior Commercial Banking Director

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 18, 2013, and is incorporated herein by reference. The information called for under Item 405 of Regulation S-K regarding compliance with Section 16(a) and called for under Item 407(d)(5) regarding the existence of a Financial Expert on the Audit Committee of the Company’s Board of Directors is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 18, 2013, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 18, 2013, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 18, 2013 and is incorporated herein by reference.

On April 23, 2005 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 800,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested or such shares of restricted stock will be forfeited. During 2012, 11,000 shares were awarded to 54 employees and 1,135 were forfeited due to employee terminations that occurred prior to the applicable vesting dates. In addition, 210 shares had vesting accelerated and were paid to a retiring officer. 42,144 shares were purchased during 2012. At year end, the Company held 515,942 shares in Treasury stock and 30,670 unvested shares of restricted stock.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	—	$—	734,093
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	734,093

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 18, 2013, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 18, 2013, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

(1)	Financial Statements (included in this 10-K under Item 8)

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Note to Consolidated Financial Statements

(2)	Financial Statement Schedules

Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

(3.1)	a. Amended Articles of Incorporation are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on August 1, 2006.

(3.2)	Code of Regulations are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004.

(10.1)	Form of Change in Control Agreement executed by and between the Company and each of Paul S. Siebenmorgen and Barbara J. Britenriker, respectively, on December 26, 2012.

(10.2)	Form of Change in Control Agreement executed by and between the Company and each of Edward A. Leininger and Rex D. Rice, respectively, on December 26, 2012.

(10.3)	2005 Long-Term Stock Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

(10.4)	Form on Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FARMERS & MERCHANTS BANCORP, INC

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By	/s/ Paul S.Siebenmorgen	Date:	February 25, 2013
Paul S. Siebenmorgen Chief Executive Officer Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date:	February 25, 2013	/s/ Barbara J. Britenriker	Date:	February 25, 2013
Paul S. Siebenmorgen			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)

/s/ Dexter L. Benecke	Date:	February 25, 2013	/s/ Eugene N. Burkholder	Date:	February 25, 2013
Dexter L. Benecke, Director			Eugene N. Burkholder, Director

/s/ Steven A. Everhart	Date:	February 25, 2013	/s/ Darryl L. Faye	Date:	February 25, 2013
Steven A. Everhart, Director			Darryl L. Faye, Director

/s/ Jack C. Johnson	Date:	February 25, 2013	/s/ Marcia S. Latta	Date:	February 25, 2013
Jack C. Johnson, Director			Marcia S. Latta, Director

/s/ Steven J. Planson	Date:	February 25, 2013	/s/ Anthony J. Rupp	Date:	February 25, 2013
Steven J. Planson, Director			Anthony J. Rupp, Director

/s/ David P. Rupp, Jr.	Date:	February 25, 2013	/s/ James C. Saneholtz	Date:	February 25, 2013
David P. Rupp, Jr., Director			James C. Saneholtz, Director

/s/ Kevin J. Sauder	Date:	February 25, 2013	/s/ Steven J. Wyse	Date:	February 25, 2013
Kevin J. Sauder, Director			Steven J. Wyse, Director