Form 10-Q
period 2013-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2013-04-26
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares of each of the issuers classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,679,938
Class	Outstanding as of April 25, 2013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands of dollars)

	March 31, 2013	December 31, 2012
ASSETS:
Cash and due from banks	$12,404	$25,620
Interest bearing deposits with banks	11,323	11,941
Federal funds sold	33,802	6,531

Total cash and cash equivalents	57,529	44,092

Securities - available for sale (Note 2)	360,821	355,905
Other Securities, at cost	4,216	4,365
Loans, net (Note 4)	479,484	496,178
Bank premises and equipment	17,722	17,599
Goodwill	4,074	4,074
Mortgage Servicing Rights, net	2,042	2,047
Other Real Estate Owned	2,226	2,310
Accrued interest and other assets	21,046	20,090

TOTAL ASSETS	$949,160	$946,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing	$99,027	$103,966
Interest bearing
NOW accounts	213,376	196,971
Savings	198,188	192,808
Time	261,855	269,507

Total deposits	772,446	763,252
Federal funds purchased and securities sold under agreement to repurchase	49,087	51,312
FHLB Advances	7,100	11,600
Dividend Payable	931	931
Accrued expenses and other liabilities	8,963	9,326

Total Liabilities	838,527	836,421

SHAREHOLDERS’ EQUITY:
Common stock, no par value - authorized 6,500,000 shares; issued & outstanding 5,200,000 shares	12,677	12,677
Treasury Stock - 519,902 shares 2013, 515,942 shares 2012	(10,674)	(10,588)
Unearned Stock Awards 30,210 shares 2013, 30,670 shares 2012	(575)	(584)
Retained Earnings	103,862	102,641
Accumulated other comprehensive income	5,343	6,093

Total Shareholders’ Equity	110,633	110,239

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$949,160	$946,660

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2012 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

(in thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
INTEREST INCOME:
Loans, including fees	$6,078	$6,797
Debt Securities:
U.S. Treasury securities	61	81
Securities of U.S. Government Agencies	992	1,025
Municipalities	508	510
Dividends	49	49
Federal funds sold	7	7
Other	7	7

Total Interest Income	7,702	8,476
INTEREST EXPENSE:
Deposits	1,127	1,439
Federal Funds purchased and securities sold under agreements to repurchase	60	61
Borrowed funds	46	124

Total Interest Expense	1,233	1,624

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,469	6,852
PROVISION FOR LOAN LOSSES (Note 4)	167	128

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,302	6,724
NONINTEREST INCOME
Customer service fees	1,361	1,324
Other service charges and fees	862	758
Net gain (loss) on sale of other assets owned	(16)	(67)
Net gain on sale of loans	480	161
Net gain on sale of securities	221	169

Total Noninterest Income	2,908	2,345
NONINTEREST EXPENSE
Salaries and wages	2,437	2,286
Pension and other employee benefits	844	828
Occupancy expense (net)	330	405
Furniture and Equipment	349	352
Data processing	310	265
Franchise Taxes	255	237
FDIC Assessment	119	130
Mortgage servicing rights amortization	137	194
Other general and administrative	1,345	1,158

Total Noninterest Expense	6,126	5,855

INCOME BEFORE FEDERAL INCOME TAX	3,084	3,214
FEDERAL INCOME TAXES	932	930

NET INCOME	$2,152	$2,284

OTHER COMPREHENSIVE INCOME (NET OF TAX):
Unrealized gains (loss) on securities	$(750)	$5,605

COMPREHENSIVE INCOME	$1,402	$7,889

NET INCOME PER SHARE	$0.46	$0.48

Weighted Average Shares Outstanding	4,683,659	4,714,197

DIVIDENDS DECLARED	$0.20	$0.19

See Notes to Condensed Consolidated Unaudited Financial Statements.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands of dollars)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,152	$2,284
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	304	289
Accretion and amortization of securities	635	785
Amortization of servicing rights	137	194
Amortization of core deposit intangible	78	78
Stock Based Compensation	46	45
Provision for loan losses	167	128
Gain on sale of loans held for sale	(480)	(161)
Originations of loans held for sale	(24,051)	(27,634)
Proceeds from sale of loans held for sale	27,412	29,920
Loss on sale of other assets	16	67
Gain on sale of investment securities	(221)	(169)
Change in Operating Assets and Liabilities, net	(641)	(1,794)

Net Cash Provided by Operating Activities	5,554	4,032
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in securities:
Maturities, prepayments and calls	13,402	12,614
Sales	35,131	24,584
Purchases	(54,850)	(56,500)
Proceeds from sale of assets	—	—
Additions to premises and equipment	(427)	(188)
Loan originations and principal collections, net	13,166	10,620

Net Cash (Used) in Investing Activities	6,422	(8,870)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,194	24,439
Net change in short-term debt	(2,225)	(2,367)
Repayments of long-term debt	(4,500)	(17)
Purchase of Treasury stock	(77)	(233)
Cash dividends paid on common stock	(931)	(890)

Net Cash Provided (Used) by Financing Activities	1,461	20,932

Net (Decrease) in cash and cash equivalents	13,437	16,094
Cash and cash equivalents - Beginning of year	44,092	37,026

Cash and cash equivalents - End of period	$57,529	$59,237

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$12,404	$12,060
Interest bearing deposits with banks	11,323	16,121
Federal funds sold	33,802	31,056

Cash at end of period	$57,529	$59,237

Supplemental Information
Cash paid during the period for:
Interest	$1,212	$1,632

Income Taxes	$—	$426

Noncash investing activities:
Transfer of loans to other real estate owned	$75	$150

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that are expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2013 and December 31, 2012 are reflected below.

	(In Thousands)
	March 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$57,529	$57,529	$57,529	$—	$—
Securities - available for sale	360,821	360,821	26,239	323,333	11,249
Other Securities	4,216	4,216	—	—	4,216
Loans, net	479,484	486,768	—	—	486,768
Interest receivable	4,322	4,322	—	—	4,322

Total Assets	$906,372	$913,656	$83,768	$323,333	$506,555

Financial Liabilities:
Interest bearing Deposits	$411,564	$412,512	$—	$—	$412,512
Non-interest bearing Deposits	99,027	99,662	—	99,662	—
Time Deposits	261,855	263,574	—	—	263,574

Total Deposits	$772,446	$775,748	$—	$99,662	$676,086
Short-term debt	49,087	49,087	—	—	49,087
Federal Home Loan Bank advances	7,100	6,610	—	—	6,610
Interest payable	287	287	—	—	287
Dividends payable	931	931	—	931	—

Total Liabilities	$829,851	$832,663	$—	$100,593	$732,070

	(In Thousands)
	December 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$44,092	$44,092	$44,092	$—	$—
Securities - available for sale	355,905	355,905	10,568	328,929	16,408
Other Securities	4,365	4,365	—	—	4,365
Loans, net	496,178	501,160	—	—	501,160
Interest receivable	3,603	3,603	—	—	3,603

Total Assets	$904,143	$909,125	$54,660	$328,929	$525,536

Financial Liabilities:
Interest bearing Deposits	$389,779	$390,066	$—	$—	$390,066
Non-interest bearing Deposits	103,966	104,529	—	104,529	—
Time Deposits	269,507	272,591	—	—	272,591

Total Deposits	$763,252	$767,186	$—	$104,529	$662,657
Short-term debt	51,312	51,312	—	—	51,312
Federal Home Loan Bank advances	11,600	11,012	—	—	11,012
Interest payable	288	288	—	—	288
Dividends payable	931	931	—	931	—

Total Liabilities	$827,383	$830,729	$—	$105,460	$725,269

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

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(In Thousands) March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets-Securities Available for Sale
U.S. Treasury	$26,239	$—	$—
U.S. Government agency	—	216,549	—
Mortgage-backed securities	—	49,696	—
State and local governments	—	57,088	$11,249

Total Securities Available for Sale	$26,239	$323,333	$11,249

(In Thousands) December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets-Securities Available for Sale
U.S. Treasury	$10,568	$—	$—
U.S. Government agency	—	220,200	—
Mortgage-backed securities	—	53,006	—
State and local governments	—	55,723	16,408

Total Securities Available for Sale	$10,568	$328,929	$16,408

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2013 and December 31, 2012, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2013 and December 31, 2012, impaired loans categorized as Level 3 were $4.1 and $4.6 million, respectively.

The specific allocation for impaired loans was $860 and $865 thousand as of March 31, 2013 and December 31, 2012, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents impaired loans and other real estate owned as recorded at fair value on March 31, 2013 and December 31, 2012:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2013
(in Thousands)	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for three-month period ended March 31, 2013
Impaired loans	$4,144	$—	$—	$4,144	$(20)

Other real estate owned - residential mortgages	$817	$—	$—	$817	$—

Other real estate owned - commercial	$1,409	$—	$—	$1,409	$—

					$(20)

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012
(in Thousands)	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2012
Impaired loans	$4,591	$—	$—	$4,591	$(76)

Other real estate owned - residential mortgages	$783	$—	$—	$783	$(62)

Other real estate owned commercial	$1,526	$—	$—	$1,526	$(214)

					$(352)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At March 31, 2013 and December 31, 2012, the Company estimates that there is no impairment of these assets, with the exception of mortgage servicing rights. Mortgage servicing rights recognized impairment in one stratum with a charge of $16 thousand in 2012 to expense with the impairment remaining, however unchanged, as of March 31, 2013. Therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

NOTE 3 ASSET PURCHASE

In connection with a December 31, 2007 Knisely acquisition, the Company recognized a core deposit intangible asset of $1.1 million, which is being amortized on a straight line basis over 7 years, which represents the estimated remaining economic useful life of the deposits.

The Company also recognized core deposit intangible assets of $1.09 million with the purchase of the Hicksville office on July 9, 2010. These are being amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis.

The amortization expense for the year ended December 31, 2012 was $312 thousand. Of the $313 thousand to be expensed in 2013, $78 thousand has been expensed as of March 31, 2013.

	(In Thousands)
	Knisely	Hicksville	Total
2013	$157	$156	$313
2014	157	156	313
2015	—	155	155
2016	—	155	155
2017	—	77	77
Thereafter	—	—	—

	$314	$699	$1,013

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

NOTE 4 LOANS

The Company had $350.9 thousand in loans held for sale as of March 31, 2013 as compared to $2.5 million in loans held for sale on December 31, 2012.

Due to lack of materiality, these loans are included in the Consumer Real Estate loans below.

Loan balances as of March 31, 2013 and December 31, 2012:

	(In Thousands)
Loans:	March 31, 2013	December 31, 2012
Commercial real estate	$209,601	$199,999
Agricultural real estate	35,898	40,143
Consumer real estate	77,160	80,287
Commercial and industrial	89,779	101,624
Agricultural	51,896	57,770
Consumer	19,489	20,413
Industrial Development Bonds	1,202	1,299

	$485,025	$501,535

Less: Net deferred loan fees and costs	(197)	(133)

	484,828	501,402
Less: Allowance for loan losses	(5,344)	(5,224)

Loans - Net	$479,484	$496,178

The following is a maturity schedule by major category of loans as of March 31, 2013:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Commercial Real Estate	$44,598	$98,274	$66,729
Agricultural Real Estate	2,499	9,169	24,230
Consumer Real Estate	9,244	14,815	53,101
Commercial/Industrial	61,763	24,744	3,272
Agricultural	30,669	18,996	2,231
Consumer	4,898	12,602	1,792
Industrial Development Bonds	320	490	392

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2013. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$114,221	$95,380
Agricultural Real Estate	26,672	9,226
Consumer Real Estate	62,672	14,488
Commercial/Industrial	67,170	22,609
Agricultural	48,375	3,521
Consumer	15,206	4,086
Industrial Development Bonds	1,202	—

As of March 31, 2013 and December 31, 2012 one to four family residential mortgage loans amounting to $25.6 and $26.8 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of January 2010 from a high of 2.85% of total loans to a low of .64% as of March 31, 2012. As of March 31, 2013, past dues were 1.21%. These percentages do not include nonaccrual loans which are not past due (nonaccruals are not considered past due if current). This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio segment of loans as of March 31, 2013 and December 31, 2012, net of deferred fees:

	(In Thousands)
March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer real estate	$613	$—	$310	$923	$76,237	$77,160	$—
Agricultural real estate	—	—	—	—	35,898	35,898	—
Agricultural	9	—	—	9	51,887	51,896	—
Commercial Real Estate	1,228	139	845	2,212	207,389	209,601	—
Commercial and Industrial	154	27	2,528	2,709	88,272	90,981	—
Consumer	27	18	3	48	19,244	19,292	3

Total	$2,031	$184	$3,686	$5,901	$478,927	$484,828	$3

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer real estate	$575	$—	$648	$1,223	$79,064	$80,287	$—
Agricultural real estate	—	—	—	—	40,143	40,143	—
Agricultural	11	—	—	11	57,759	57,770	—
Commercial Real Estate	—	—	877	877	199,122	199,999	—
Commercial and Industrial	78	—	2,567	2,645	100,278	102,923	—
Consumer	65	7	—	72	20,208	20,280	1

Total	$729	$7	$4,092	$4,828	$496,574	$501,402	$1

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2013 and December 31, 2012:

	(In Thousands)
	March 31 2013	December 31 2012
Consumer real estate	$689	$964
Agricultural real estate	—	—
Agricultural	—	0
Commercial Real Estate	944	877
Commercial and Industrial	2,949	2,987
Consumer	—	—

Total	$4,582	$4,828

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:

a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.

c.	The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment.

f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:

a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.

9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio segment based on the most recent analysis performed as of March 31, 2013 and December 31, 2012:

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
(in Thousands)

March 31, 2013
1-2	$2,255	$2,883	$3,264	$57	$—
3	13,837	16,509	52,354	22,021	858
4	18,979	32,469	139,030	60,990	344
5	790	35	8,672	2,404	—
6	37	—	6,237	1,600	—
7	—	—	44	2,707	—
8	—	—	—	—	—

Total	$35,898	$51,896	$209,601	$89,779	$1,202

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds

December 31, 2012
1-2	$2,719	$5,022	$4,046	$750	$97
3	15,111	23,525	42,467	21,750	859
4	21,481	29,188	137,537	71,228	343
5	794	35	8,984	3,385	—
6	38	—	6,295	2,202	—
7	—	—	670	2,309	—
8	—	—	—	—	—

Total	$40,143	$57,770	$199,999	$101,624	$1,299

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2013 and December 31, 2012.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate

	March 31 2013	December 31 2012

Grade
Pass	$76,850	$79,766
Special Mention (5)	—	—
Substandard (6)	33	110
Doubtful (7)	277	411

Total	$77,160	$80,287

	(In Thousands)
	Consumer - Credit		Consumer - Other
	March 31 2013	December 31 2012	March 31 2013	December 31 2012

Performing	$3,340	$3,470	$15,931	$16,775
Nonperforming	—	3	21	32

Total	$3,340	$3,473	$15,952	$16,807

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Information about impaired loans as of March 31, 2013, December 31, 2012 and March 31, 2012 are as follows:

	(In Thousands)
	March 31, 2013	December 31, 2012	March 31, 2012
Impaired loans without a valuation allowance	$1,119	$730	$362
Impaired loans with a valuation allowance	3,025	3,861	1,505

Total impaired loans	$4,144	$4,591	$1,867

Valuation allowance related to impaired loans	$860	$865	$191
Total non-accrual loans	$4,582	$4,828	$2,923
Total loans past-due ninety days or more and still accruing	$3	$1	$—

For three months ended:
Average investment in impaired loans	$4,321	$4,468	$1,954

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $670 thousand of its impaired loans classified as troubled debt restructured as of March 31, 2013 and $207 thousand as of March 31, 2012.

The following table represents three months ended March 31, 2013.

March 31, 2013
Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial Real Estate	—	$—	$—
Ag Real Estate	—	—	—
Commercial and Industrial	1	81	43

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 3 Months	Recorded Investment

Commercial Real Estate	—	$—
Ag Real Estate	—	—
Commercial and Industrial	—	—

The following table represents three months ended March 31, 2012.

March 31, 2012
Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial Real Estate	—	$—	$—
Ag Real Estate	—	—	—
Commercial and Industrial	—	—	—

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 3 Months	Recorded Investment

Commercial Real Estate	—	$—
Ag Real Estate	—	—
Commercial and Industrial	—	—

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

The following table presents loans individually evaluated for impairment by class of loans for three months ended March 31, 2013.

Three Months Ended March 31, 2013		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Consumer real estate	$33	$33	$—	$60	$1
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	801	1,225	—	207	—
Commercial and industrial	285	285	—	286	—
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	277	349	79	131	3
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	44	64	29	6,250	—
Commercial and industrial	2,704	2,704	751	2,743	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$310	$382	$79	$191	$4

Agriculture real estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$845	$1,289	$29	$6,457	$—

Commercial and industrial	$2,989	$2,989	$751	$3,029	$—

Consumer	$—	$—	$—	$—	$—

Three Months Ended March 31, 2012		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Consumer real estate	$155	$155	$—	$158	$3
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	207	384	—	207	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
With a specific allowance recorded:				—
Consumer real estate	312	312	65	390	3
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	696	846	22	702	—
Commercial and industrial	493	493	104	493	—
Consumer	4	4	—	4	2

Totals:
Consumer real estate	$467	$467	$65	$548	$6

Agriculture real estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$903	$1,230	$22	$909	$—

Commercial and industrial	$493	$493	$104	$493	$—

Consumer	$4	$4	$—	$4	$2

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Three Months Ended	Twelve Months Ended
	March 31, 2013	December 31, 2012
Allowance for Loan Losses
Balance at beginning of year	$5,224	$5,091
Provision for loan loss	167	738
Loans charged off	(116)	(891)
Recoveries	69	286

Allowance for Loan & Leases Losses	$5,344	$5,224

Allowance for Unfunded Loan Commitments & Letters of Credit	$172	$162

Total Allowance for Credit Losses	$5,516	$5,386

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

Additional analysis related to the allowance for credit losses for three months ended March 31, 2013 is as follows (in thousands):

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$368	$113	$290	$1,749	$2,183	$268	$162	$253	$5,386
Charge Offs	(10)	—	—	(20)	—	(86)	—	—	$(116)
Recoveries	4	—	1	—	15	49	—	—	$69
Provision	101	(8)	(31)	(163)	(226)	25	—	469	$167
Other Non-interest expense related to unfunded	—	—	—	—	—	—	10	—	$10

Ending Balance	$463	$105	$260	$1,566	$1,972	$256	$172	$722	$5,516

Ending balance: individually evaluated for impairment	$79	$—	$—	$29	$752	$—	$—	$—	$860

Ending balance: collectively evaluated for impairment	$384	$105	$260	$1,537	$1,220	$256	$172	$722	$4,656

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$77,160	$35,898	$51,896	$209,601	$90,981	$19,292	$—	$—	$484,828

Ending balance: individually evaluated for impairment	$310	$—	$—	$845	$2,990	$—	$—	$—	$4,145

Ending balance: collectively evaluated for impairment	$76,850	$35,898	$51,896	$208,756	$87,991	$19,292	$—	$—	$480,683

Ending balance: loans acquired with deteriorated credit quality	$556	$—	$—	$—	$—	$—	$—	$—	$556

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial	Consumer (incl. Credit Cards)	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221
Charge Offs	(40)	—	$—	—	—	(86)	—	—	$(126)
Recoveries	3	—	7	4	15	30	—	—	$59
Provision	209	(51)	(1)	(522)	(103)	34	—	562	$128
Other Non-interest expense related to unfunded	—	—	—	—	—	—	10	—	$10

Ending Balance	$433	$89	$272	$1,570	$1,859	$293	$140	$636	$5,292

Ending balance: individually evaluated for impairment	$65	$—	$—	$22	$104	$—	$—	$—	$191

Ending balance: collectively evaluated for impairment	$368	$89	$272	$1,548	$1,755	$293	$140	$636	$5,101

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$79,716	$31,814	$54,084	$200,865	$105,111	$21,652	$—	$—	$493,242

Ending balance: individually evaluated for impairment	$467	$—	$—	$903	$493	$4	$—	$—	$1,867

Ending balance: collectively evaluated for impairment	$79,249	$31,814	$54,084	$199,962	$104,618	$21,648	$—	$—	$491,375

Ending balance: loans acquired with deteriorated credit quality	$709	$—	$—	$—	$—	$—	$—	$—	$709

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

For a discussion of the general development of the Company’s business throughout 2013, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2013 in Review”.

NATURE OF ACTIVITIES

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continue to experience higher level of unemployment as compared to the national average. The agricultural industry continued its strong performance in 2012 as evidenced by strengthened financial statements. Automotive showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving, however borrowing activity remains sluggish and loan balances declined during the quarter. New 1-4 family residential and construction remain weak and refinancing activity slowed during the quarter.

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

The Bank’s underwriting policies exercised through established procedures facilitates operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INTRODUCTION (Continued)

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of service provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. During 2012, the Bank purchased land in Waterville, Lucas County, Ohio, and began construction of an office. The office is expected to open in second quarter 2013 providing growth opportunity and extension of the market area.

At March 31, 2013, we had 246 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

2013 IN REVIEW

Non-interest income bolstered the first quarter results of 2013 while net interest income decreased as compared to first quarter 2012. The largest improvement in the non-interest income arena was the net gain on sale of loans, sales of 1-4 family and agricultural real estate were an extension of 2012’s heightened activity level and provided the largest improvement in revenue generation. Due to the continued low rate environment, the Company’s customers were able to refinance their loans and lower their payments and/or reduce the term of the loan.

The trend of declining net interest margin continued in the first quarter 2013 as evidenced by the lower net interest income on the income statement. Negative loan growth was a contributing factor along with loss on yield from investments due to maturities and calls and lower reinvestment rate opportunities.

Total allowance provision for loan losses remained low and was just slightly higher than 2012. Due to lack of loan growth and a low net charge-off position, the allowance for loan loss did not require a large influx of funds to provide more than an adequate level of protection. Impaired loans decreased from December 31, 2012 levels. However they increased by almost $2.3 million over March 31, 2012 levels. This comparison of loan levels held true for both impaired loans with and without a specific valuation allowance. The same comparison existed for nonaccrual loans, showing an improvement in lower balances than December 31, 2012 with higher balances as compared to same time period last year. One commercial loan added to nonaccrual and impaired status during the second half 2012 is behind the increase in comparing first quarter balances. Overall, the Company continues to work on the collection of these loans and looks forward to continuing to decrease the exposure during 2013.

All rates remain low and are expected to remain low throughout 2013. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. The transactions have modestly extended the duration of the investment portfolio. For all of 2012, the recognized gain was $852 thousand, of which $169 thousand was recognized in the first quarter. For first quarter 2013, the Company has recognized slightly higher gains of $221 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized market gain position the last three years. The market value of the security portfolio remains high as evidenced by the high comprehensive income reported on the income statement. Additional opportunity to sell investment securities for a gain remains.

The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well. Drought conditions existed in the majority of the market area we service. Crop insurance and two previous years of strong yields lessened any negative impact on our agricultural portfolio. Though yields in 2012 were down, prices were higher than a year earlier which helped lessen the financial impact. Though water levels have not yet returned to predrought levels, the outlook remains optimistic for 2013 agricultural activity.

Overall, profitability in the first quarter of 2013 was bolstered from the improvement in noninterest income. Noninterest income was up 24% over first quarter 2012. The Company has done an exceptional job of recognizing opportunities to provide services and products that the low rate environment made possible. These opportunities are further discussed in the Material Changes in Results of Operations. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high leve1 of customer satisfaction.

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

These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) and the valuation of its Mortgage Servicing Rights and Other Real Estate Owned (OREO) as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The Company is required to estimate the value of its Mortgage Servicing Rights. The Company recognizes as separate assets rights to service fixed rate single-family mortgage loans that it has sold without recourse but services for others for a fee. Mortgage servicing assets are initially recorded at cost, based upon pricing multiples as determined by the purchaser, when the loans are sold. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income using the level yield method. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. The valuation is completed by an independent third party.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. Management, with the advice from its third party valuation firm reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter’s analysis related to the mortgage servicing asset. In addition, based upon the independent third party’s valuation of the Company’s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record a minor valuation allowance through its income statement based upon the valuation of each stratum of servicing rights.

For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At March 31, 2013, holdings were $2.2 million and were $2.3 million as of December 31, 2012 and $3.6 million as of March 31, 2012.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of March 31, 2013 to that of December 31, 2012, the liquidity of the Bank has increased by approximately $13.4 million, and remains strong with funds being moved from cash, to Federal Funds sold and a higher yielding security portfolio. The Bank has taken advantage of the Federal Reserve paying interest on its operational account and placed $4.9 million in the investment portfolio. The Bank may use these excess funds to fund new loan growth. During the three months of 2013, net loans have decreased just under $16.7 million of which a $10 million decrease was expected and happens each year at this time.

The Company’s increase in investments was due to the lack of any significant loan growth. The Company has an unsecured borrowing capacity of $88 million through correspondent banks and over $164.2 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts that follow do not include stock.

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

As the chart below shows, there were only minor amounts of securities in a loss position as of March 31, 2013.

	(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(42)	$10,542	$—	$—
U.S. Government agency	(173)	27,933	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	(12)	2,441	—	—

The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of March 31, 2013.

	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$26,241	$40	$(42)	$26,239
U.S. Government agency	213,253	3,469	(173)	216,549
Mortgage-backed securities	48,403	1,293	—	49,696
State and local governments	64,828	3,521	(12)	68,337

	$352,725	$8,323	$(227)	$360,821

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The following table shows the maturity schedule of the security portfolio as of March 31, 2013

	(In Thousands)
	March 31, 2013
	Amortized Cost	Fair Value
One year or less	$12,511	$12,663
After one year through five years	174,933	179,178
After five years through ten years	106,638	108,204
After ten years	10,240	11,080

Subtotal	$304,322	$311,125
Mortgage Backed Securities	48,403	49,696

Total	$352,725	$360,821

Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio.

As previously stated, net loans show a decrease of $16.7 million for the three months ended March 31, 2013. $116 thousand was charged-off during the three month period indicating the decrease was not due to charge-offs. The balance of the decrease in loans was due to the pay down, payoff or refinancing of loans. Loan sales into the secondary market have also impacted the consumer and agricultural real estate portfolios. During the year almost $27.4 million of these sales occurred with only $24.1 million of the loans originated in the same period as shown in the cash flow statement for the period. Agricultural real estate accounted for just over a third of the activity with 1-4 family representing the majority. Both portfolios include a large portion of refinancing. The trend of decreasing loan balances is not unique to this year as the chart to follow shows the trend during the last three years.

The chart below shows the breakdown of the loan portfolio by category less deferred loan fees and costs as of March 31 for the last three years.

	(In Thousands)
	March 2013 Amount	March 2012 Amount	March 2011 Amount
Commercial Real Estate	$209,601	$200,865	$195,754
Agricultural Real Estate	35,898	31,814	31,948
Consumer Real Estate	77,160	79,716	83,115
Commercial and Industrial	89,779	103,915	113,415
Agricultural	51,896	54,084	60,508
Consumer, Overdrafts and other loans	19,292	21,652	26,552
Industrial Development Bonds	1,202	1,196	1,965

Total Loans	$484,828	$493,242	$513,257

The Commercial and Industrial portfolio shows the largest decrease of $14.1 million in balance as of March 31, 2013 compared to March 31, 2012. Agricultural real estate shows an increase of $4.1 million which may switch positions next quarter as additional sales are scheduled to occur before quarter end. Commercial real estate showed the largest improvement in balances of $8.7 million which was higher than the previous year’s increase of $5.1 million. Overall, loans decreased $8.4 million as compared to the same period last year and $28.4 million as compared to March 31, 2011.

Overall, total assets of the Company increased $2.5 million from December 31, 2012 to March 31, 2013.

Deposits increased $9.2 million with the largest decrease of $7.7 million in the time deposits. The largest increase in the deposit portfolio of $16.4 million was in the NOW portfolio due to the continuing popularity of the KASASA program. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. KASASA Saver, whose product utilizes a higher yielding rate than the Bank’s regular saving account, is the reason behind the retention and increase of dollars in savings. These continue to be the deposits of choice and attract not only new money from existing customers but new customers to the Bank.

The Certificate of Deposit (COD) portfolio has decreased $7.7 million during the first three months of 2013, which is part of the reason why the Bank continues to decrease the cost of funds. This is demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION - Interest Expense”.

The Bank paid off $5.1 million in FHLB advances which had matured during 2012 and made principal payments and payoffs totaling $4.5 million so far in 2013. This too should lower the cost of funds. Securities sold under agreement to repurchase decreased $2.2 million during the first three months of 2013 as compared to yearend.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capital increased a modest $94 thousand from year-end during the three months of 2013. Positive earnings and a decrease in accumulated other comprehensive income are the factors behind the increase. Comprehensive income decreased $750 thousand which encompassed the shift of $221 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid were $47 thousand higher the same period last year and dividends declared increased approximately $40 thousand.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	11.18%
Tier I Leverage Ratio	10.65%
Risk Based Capital Tier I	17.07%
Total Risk Based Capital	18.01%
Stockholders’ Equity/Total Assets	11.66%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended March 31, 2013 and 2012.

Interest Income

Annualized interest income and yield on earning assets is down in 2013 as compared to March 31, 2012. While the average total earning assets were only slightly higher by 1.2% or $10.5 million than the prior year, the decrease in interest income resulted primarily from the transition of the Company’s earning assets from high yield to lower yield assets. As the table that follows confirms, the shift of funds within the interest earning portfolios from loans to investments along with lower rates being offered within the loan portfolio caused a lower March 2013 yield in loans, thereby causing lower interest income. The increased volume in the security portfolio did not offset the loss in interest income due to rate changes. However, the portfolio continues to have calls due to the low rate environment. Prepayment speeds remain high on mortgage-backed securities.

Overall, interest income from loans was down $719 thousand in comparing the three months ended March 31, 2013 to same period 2012 which accounts for the majority of the overall drop in interest income. This emphasizes the impact of declining loan balances and the need to find good loans with which to rebuild the portfolio. The overall asset yield decreased 40 basis points between the two periods.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	March 31, 2013		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2013	March 31, 2012
Loans	$484,590	$6,078	5.05%	5.56%
Taxable Investment Securities	294,511	1,150	1.56%	1.73%
Tax-exempt Investment Securities	63,544	460	4.39%	4.48%
Fed Funds Sold & Interest Bearing Deposits	44,098	14	0.13%	0.13%

Total Interest Earning Assets	$886,743	$7,702	3.60%	4.00%

Change in March 31, 2013 Interest Income Compared to March 31, 2012 (In Thousands)

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$(719)	$(186)	$(533)
Taxable Investment Securities	(48)	133	(181)
Tax-exempt Investment Securities	(7)	7	(14)
Fed Funds Sold & Interest Bearing Deposits	—	—	—

Total Interest Earning Assets	$(774)	$(46)	$(728)

Interest Expense

Interest expense continued to be lower than the comparable three months of 2012. Interest expense related to deposits was down $391 thousand while the average interest-bearing deposit balance decreased by $7.4 million in comparing the balances of each first three month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-six months. However, depositors continue to place more funds in shorter term deposits or move funds elsewhere. KASASA Cash and Saver along with HSA’s helped to increase the savings average deposit balances by $29 million.

Interest on borrowed funds was $78 thousand lower for the three month period ended March 31, 2013 than 2012. More borrowings from Federal Home Loan Bank were paid off during 2012 and first quarter 2013, making the balance in other borrowed money considerably lower in 2013 in comparison. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had similar balances in 2013 and 2012 making the decrease in cost due mainly to lower rates.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Interest Expense (Continued)

For the same comparison as last year, the decrease in interest expense did not outpace the decrease in interest income. It remains a focus for improvement in 2013. Asset yield decreased 40 basis points while cost of funds decreased 21 basis points. The main focus is to increase asset yield by using excess cash and investments to fund loan growth.

	(In Thousands)
	March 31, 2013		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Expense	March 31, 2013	March 31, 2012
Savings Deposits	$395,658	$390	0.39%	0.59%
Other Time Deposits	265,511	737	1.11%	1.22%
Other Borrowed Money	7,777	46	2.37%	2.98%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	51,938	60	0.46%	0.48%

Total Interest Bearing Liabilities	$720,884	$1,233	0.68%	0.89%

Change in March 31, 2013 Interest Expense Compared to March 31, 2012 (In Thousands)

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate Rate
Savings Deposits	$(149)	$57	$(206)
Other Time Deposits	(163)	(160)	(3)
Other Borrowed Money	(78)	(105)	27
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	(1)	3	(4)

Total Interest Bearing Liabilities	$(391)	$(205)	$(186)

Net Interest Income

Net interest income is lower in the three month comparison, which is the same position as yearend 2012’s comparison to yearend 2011. The issue of earning less per earning asset dollar still remains as evidenced by the lower net interest margin ratio.

Net interest income, in comparison to 2012, may remain behind throughout the year if loan growth does not occur. The Bank continues to attempt to add spread on renewing loans while loan growth is needed to improve the overall numbers. Interest expense on time deposits should also continue to show a decrease until depositors begin to transition back into longer-term deposits. The rate environment is predicted to remain low throughout 2013. Should rates begin to rise sooner, the challenge will be to delay the pricing up of deposits.

Provision Expense

Provision for loan loss was $39 thousand higher for the three months ended March 31, 2013 as compared to the same 2012 period. The decrease in the average balance in nonaccrual loans, along with improving asset quality and low loan growth, as compared to yearend 2012, warranted the low provision to the loan loss reserve. The balance in nonaccrual loans decreased $246 thousand along with a decrease of $447 thousand in impaired loan balances as of March 31, 2013 as compared to the balances as of December 31, 2012. In comparing to March 31, 2012, nonaccrual balances increased $1.7 million and impaired loan balances increased $2.3 million. Provision expense related to those increased balances was recognized in the later time periods of 2012. The overall loan portfolio was also $8.4 million lower as of March 31, 2013 compared to March 31, 2012. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts below will show for 2013 and 2012, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period and 2013 had a smaller net charge-off position than 2012. Should the recovery stop or continue to slow even further, it is more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses. In the immediate future, the Bank would expect to fund the loan loss reserve for any loan growth that may occur.

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

Looking at the balance in impaired loans, it shows the Bank has recognized an increase in the overall balance of impaired loans when looking at March 2013 compared to March 2012. However, a positive factor can also been seen. A decrease in the current average balance during 2013 as compared to yearend December 2012. This is due mainly to the collection of principal from the sale of collateral from borrowers and continual collection of payments on these borrowers classified as impaired.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

Increase in the impaired loans with a valuation allowance occurred during the second quarter 2012 relates to two relationships of $2.4 million, one comprising $2.3 million. In addition, during the second and third quarter, one relationship previously declared impaired had a decrease in the allocation amount of $5 thousand. In the future, a collection of the collateral may have a larger short fall.

The Bank had $490 thousand of its impaired loans classified as troubled debt restructured as of March 31, 2013, of which $207 thousand was classified the same as at March 31, 2012. One new impaired relationship was added during the first quarter and one was removed. The change resulted in $85.1 thousand less in impaired balances; however the new relationship added $23 thousand to the specific allocation balances.

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

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate. Consumer activity has accounted for the largest component of charge-offs and recoveries in first quarter 2013 as compared to 2012. As was mentioned in previous discussion, the commercial and commercial real estate portfolios are having a major impact on the ALLL.

The following table presents activities for the allowance for loan losses by loan type for three months ended March 31, 2013, 2012, and 2011.

	(In Thousands)
	Three Months Ended March-13	Three Months Ended March-12	Three Months Ended March-11
Loans	$484,828	$493,242	$513,257

Daily average of outstanding loans	$484,590	$491,969	$513,208

Allowance for Loan Losses - January 1	$5,224	$5,091	$5,706
Loans Charged off:
Commercial Real Estate	20	—	88
Ag Real Estate	—	—	—
Consumer Real Estate	10	40	94
Commercial and Industrial	—	—	471
Agricultural	—	—	24
Consumer & other loans	86	86	115

	116	126	792

Loan Recoveries
Commercial Real Estate	—	4	1
Ag Real Estate	—	—	—
Consumer Real Estate	4	3	18
Commercial and Industrial	15	15	5
Agricultural	1	7	3
Consumer & other loans	49	30	39

	69	59	66

Net Charge Offs	47	67	726
Provision for loan loss	167	128	772
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - March 31	$5,344	$5,152	$5,752
Allowance for Unfunded Loan Commitments & Letters of Credit March 31	172	140	152

Total Allowance for Credit Losses - March 31	$5,516	$5,292	$5,904

Ratio of net charge-offs to average Loans outstanding	0.01%	0.01%	0.14%

Ratio of Allowance for Loan Loss to Nonperforming Loans	128.42%	170.43%	182.70%

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

The following table presents the balances for allowance of loan losses by loan type for three months ended March 31, 2013 and March 31, 2012.

	March-2013		March-2012
	Amount (000’s)	% of Portfolio	Amount (000’s)	% of Portfolio
Balance at End of Period Applicable To:
Commercial Real Estate	$1,566	43.24	$1,570	40.72
Ag Real Estate	105	7.40	89	6.45
Consumer Real Estate	463	15.91	433	16.16
Commercial and Industrial	1,972	18.52	1,859	21.07
Agricultural	260	10.70	272	10.97
Consumer, Overdrafts and other loans	256	3.98	293	4.39
Unallocated	722	0.25	636	0.24

Allowance for Loan & Lease Losses	$5,344		$5,152
Off Balance Sheet Commitments	$172		$140

Total Allowance for Credit Losses	$5,516		$5,292

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to .64% as of the end of March 2012. March 2013 remained low at 1.21%. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

Non-interest Income

Non-interest income was higher for the three months ended March 31, 2013 as compared to same period in March 31, 2012. Improvement in non-interest income was reached in all categories from customer service fees to net gain on sale of securities. The increase in the checking and savings portfolios in terms of number of accounts in 2013 as compared to 2012 has been one of the main factors behind the maintaining of and additional collection of fees. Increases came from debit card usage with the three months 2013 being approximately $99.8 thousand higher in revenue than three months 2012. This revenue stream is very important to the Bank and its ability to offer ‘free’ checking accounts to our customers.

Another factor for the improvement of non-interest income stems from the activity of selling real estate loans into the secondary market. 1-4 family and agricultural real estate loans have benefited from the low rate environment. This activity impacts many areas of non-interest income from gain on the sale of loans, up $319 thousand in comparing three months 2013 to 2012, servicing income, equivalent for the same comparison and the capitalization of mortgage servicing rights, $52 thousand lower as shown in the chart to follow. The capitalization of the servicing rights is included in the customer service fees line on the income statement.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. A slight impairment in the valuation of the thirty year segment occurred in the fourth quarter of 2012 and remained in the first quarter of 2013.

	(In Thousands)
	2013	2012
Beginning Balance, January 1	$2,063	$2,071
Capitalized Additions	132	184
Amortizations	(137)	(194)

Ending Balance, March 31	2,058	2,061
Valuation Allowance	(16)	—

Mortgage Servicing Rights net March 31	$2,042	$2,061

The Bank was able to continue to take advantage of the opportunity to recognize gains from the sales of securities without impacting the yield of the investment portfolio by marginally extending the maturity duration. The gain in 2013 was based on security sales of $35.1 million.

Loss on sale of assets was lower by $51 thousand in first quarter 2013 as compared to same period 2012. This represents an improvement in non-interest income for the period. This line item includes not only sales of assets but from write-downs to the Bank’s Other Real Estate Owned (ORE) and loss or disposal of fixed assets, though the fixed asset sales are inconsequential. Holdings in ORE decreased to $2.2 million as of March 31, 2013 compared to holdings of $3.6 million as of March 31, 2012. Activity on sales of ORE has increased in 2013 and the Bank expects this to continue throughout and decrease the holdings even further.

Overall non-interest income improved $563 thousand for the three months of operations in 2013 as compared to 2012. It is expected to continue through 2013, specifically in the area of loss on sale of other assets owned.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-interest Income (Continued)

	(In Thousands)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net Unrealized gain on available-for-sale securities	$(916)	$(1,006)
Reclassification adjustment for gain on sale of available-for-sale securities	(221)	(169)

Net unrealized gains	(1,137)	(1,175)
Tax Effect	387	400

Other comprehensive income	$(750)	$(775)

Non-Interest Expense

Non-interest expense for the quarter ended March 31, 2013 was only $271 thousand higher than for the same period of 2012 The largest individual increase in expense is related to the salaries and wages. Salaries and wages were higher by $151 thousand during the three months as compared to the same time frame of 2012. Base pay was higher by 3.7% or $84.4 thousand in 2013 than 2012 with the number of full time equivalent employees having decreased from 250 as of March 31, 2012 to 246 as of March 31, 2013. This percentage is in line with the small increases that were authorized to be implemented throughout the organization for performers. Pension and other employee benefits increased by $16.2 thousand in the same time period. Medical costs increased by $69.5 thousand for the three months ended March 31, 2013 as compared to March 31, 2012. This was due to a higher level of claims accompanied by higher insurance premiums for plan year 2013. Occupancy expense decreased $75 thousand as compared to 2012.

A decrease occurred of $57 thousand in the amortization expense of mortgage servicing rights. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. Of the sales and originations shown in the cash flow, $16.0 million were originated and $18.2 million sold from the 1-4 family portfolio which had mortgage servicing rights attached. These were down from $21.7 million in originations and $22.1 million in sales from the same portfolio in first quarter 2012. Therefore, amortization expense from refinancing activity would be expected to be lower, which it is.

Other general and administrative expenses were higher during the three months for 2013 by $187 thousand; as compared to the same three months 2012. Almost half; $84.8 thousand, of the increase is attributed to loan collection fees, including legal. Overall non-interest expense was just $271 thousand higher in 2013 than in 2012. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was down $132 thousand for the three months ended March 31, 2013, compared to the same period of 2012. The improvement in asset quality that has occurred over the last two years along with lower loan balances enabled the Company to have low levels of provision expense. This coupled with the decrease on ORE write-down and losses summarized in gain/loss on sale of other assets owned of $51 thousand less in 2013 than in 2012, increased gain on sale of loans of $319 thousand in 2013 over 2012, are the largest factors behind the decrease not being larger. Obviously, the gain on sale of securities plays a role in the improvement and the Company is fortunate that the opportunity existed to capture income that has been used to improve profitability the last two years. The decrease in net interest income for the quarter is proof of the importance of the effect of balance sheet mix as the decreased loan balances continues to impact overall asset yield.

The Company is positioned for improvement in the net interest margin while rates remain low, provided there is an increase in loan demand. It will be a challenge to maintain the margin once short term rates begin to rise. However, the Bank remains focused on improving the asset yield through improved asset quality and added spread to prime on variable and adjustable rate loans. As with the rest of the banking industry, the Company is also limited from achieving higher profitability by the cost of increased regulatory requirements such as Regulation E, Dodd-Frank Wall Street Reform and Consumer Protection Act and any other additional regulations that may be enacted during 2013 and their corresponding cost of compliance. The Company will continue to seek to enhance existing products and services to increase revenue, improve efficiency and increase customer satisfaction.

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

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate

2.25%	-24.29%	Rising	3.00%	22,439	-14.64%
2.32%	-21.81%	Rising	2.00%	22,679	-13.73%
2.41%	-18.93%	Rising	1.00%	23,001	-12.50%
2.97%	0.00%	Flat	0.00%	26,287	0.00%
2.59%	-12.74%	Falling	-1.00%	23,690	-9.88%
2.57%	-13.47%	Falling	-2.00%	23,210	-11.70%
2.35%	-20.70%	Falling	-3.00%	21,473	-18.31%

The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods since 2011. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both. Over the last two years, other borrowings that had matured were not replaced which thus eliminated a category of what historically was longer term liability. A high level of liquidity negated the need to reborrow.

The shock chart currently shows a tightening in net interest margin over the next twelve months in both a rising and decreasing rate environment. Due to the length of and existence of such a low rate environment, the model does not predict expansion of net income margin at any level. Cost of funds are below 1% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. The negative impact in a rising rate environment is partially caused by a timing issue on the ability to reprice assets as immediately as the liabilities. The average duration of the majority of the assets is outside the 12 month shock period. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts. Both enhancements were based on historical performance data of the Bank. Both directional changes are outside risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company cannot remain stagnant in its choices. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4 CONTROLS AND PROCEDURES

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2012.

PART II OTHER INFORMATION (Continued)

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended March 31, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2013 to 1/31/2013	—	—	—	200,000

2/1/2013 to 2/28/2013	—	—	—	200,000

3/1/2013 to 3/31/2013	3,500	21.95	3,500	196,500

Total	3,500	$21.95	3,500	196,500

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 18, 2013. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 18, 2013 and December 31, 2013.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification - CEO

31.2	Rule 13-a-14(a) Certification - CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: April 25, 2013	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 25, 2013	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO