Form 10-Q
period 2013-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2013-07-31
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,679,938
Class	Outstanding as of July 31, 2013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	(in thousands of dollars)

Farmers & Merchants Bancorp, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands of dollars)

	June 30, 2013	December 31, 2012

Assets
Cash and due from banks	$15,054	$25,620
Interest bearing deposits with banks	6,463	11,941
Federal Funds Sold	946	6,531

Total cash and cash equivalents	22,463	44,092

Securities - available for sale (Note 2)	354,474	355,905
Other Securities, at cost	4,216	4,365
Loans, net (Note 4)	495,777	496,178
Bank premises and equipment	18,287	17,599
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,047	2,063
Other Real Estate Owned	1,754	2,310
Accrued interest and other assets	19,241	20,074

Total Assets	$922,333	$946,660

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$95,442	$103,966
Interest-bearing
NOW accounts	201,843	196,971
Savings	195,888	192,808
Time	254,439	269,507

Total deposits	747,612	763,252
Federal funds purchased and securities sold under agreement to repurchase	54,728	51,312
FHLB Advances	7,100	11,600
Dividend payable	930	931
Accrued expenses and other liabilities	4,673	9,326

Total liabilities	$815,043	$836,421

Stockholders’ Equity
Common stock - No par value - authorized 6,500,000 shares; issued & outstanding 5,200,000 shares	12,677	12,677
Treasury Stock - 515,902 shares 2013, 515,942 shares 2012	(10,677)	(10,588)
Unearned Stock Awards - 30,210 shares 2013, 30,670 shares 2012	(572)	(584)
Retained earnings	105,434	102,641
Accumulated other comprehensive income	428	6,093

Total stockholders’ equity	107,290	110,239

Total Liabilities and Stockholders’ Equity	$922,333	$946,660

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2012 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME & COMPREHENSIVE INCOME

(Unaudited)	(in thousands of dollars, except per share data)

Farmers & Merchants Bancorp, Inc. and Subsidiary

Condensed Consolidated Statement of Income & Comprehensive Income

(in thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Income
Loans, including fees	$6,089	$6,804	$12,167	$13,601
Debt securities:
U.S. Treasury securities	64	92	125	173
Securities of U.S. Government Agencies	1,016	1,055	2,008	2,080
Municipalities	541	518	1,049	1,028
Dividends	45	46	94	95
Federal funds sold	4	4	11	11
Other	6	6	13	13

Total interest income	7,765	8,525	15,467	17,001
Interest Expense
Deposits	1,079	1,470	2,206	2,909
Federal funds purchased and securities sold under agreements to repurchase	62	60	122	121
Borrowed funds	43	123	89	247

Total interest expense	1,184	1,653	2,417	3,277

Net Interest Income - Before provision for loan losses	6,581	6,872	13,050	13,724
Provision for Loan Losses (Note 4)	112	78	279	206

Net Interest Income After Provision For Loan Losses	6,469	6,794	12,771	13,518
Noninterest Income
Customer service fees	1,256	1,245	2,617	2,569
Other service charges and fees	967	860	1,829	1,618
Net gain (loss) on sale of other assets owned	(110)	(210)	(126)	(277)
Net gain on sale of loans	322	622	802	783
Net gain on sale of securities	377	—	598	169

Total noninterest income	2,812	2,517	5,720	4,862
Noninterest Expenses
Salaries and Wages	2,260	2,193	4,697	4,479
Pension and other employee benefits	610	744	1,454	1,572
Occupancy expense (net)	288	386	618	791
Furniture and equipment	358	349	707	701
Data processing	300	286	610	551
Franchise taxes	255	236	510	473
FDIC Assessment	141	89	260	219
Mortgage servicing rights amortization	120	178	257	372
Other general and administrative	1,438	1,292	2,783	2,450

Total Noninterest Expense	5,770	5,753	11,896	11,608

Income Before Federal Income Taxes	3,511	3,558	6,595	6,772
Federal Income Taxes	1,009	1,020	1,941	1,950

Net Income	$2,502	$2,538	$4,654	$4,822

Other Comprehensive Income (Net of Tax):
Unrealized gains (loss) on securities	$(4,916)	$1,159	$(5,666)	$6,764

Comprehensive Income	$(2,414)	$3,697	$(1,012)	$11,586

Net Income Per Share	$0.53	$0.54	$0.99	$1.02

Weighted Average Shares Outstanding	4,679,971	4,695,151	4,681,805	4,704,674

Dividends Declared	$0.20	$0.19	$0.40	$0.38

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	(in thousands of dollars)

Farmers & Merchants Bancorp, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

Six Months Ended

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities
Net income	$4,654	$4,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	609	577
Accretion and amortization of securities	1,220	1,587
Amortization of servicing rights	257	372
Amortization of core deposit intangible	156	156
Stock Based Compensation	93	86
Provision for loan loss	279	206
Gain on sale of loans held for sale	(802)	(783)
Originations of loans held for sale	(43,331)	(69,946)
Proceeds from sale of loans held for sale	46,881	71,746
Loss on sale of other assets	126	277
Gain on sales of investment securities	(598)	(169)
Change in operating assets and other liabilities, net	(194)	4,728

Net cash provided by operating activities	9,350	13,659
Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	17,305	16,428
Securities	58,413	24,584
Purchases	(83,310)	(71,740)
Proceeds from sales of assets	3	2
Additions to premises and equipment	(1,300)	(477)
Loan originations and principal collections, net	(3,428)	5,786

Net cash used in investing activities	(12,317)	(25,417)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(15,640)	10,769
Net change in short-term debt	3,416	2,034
Repayments of long-term debt	(4,500)	(34)
Purchase of Treasury Stock	(77)	(683)
Cash dividends paid on common stock	(1,861)	(1,780)

Net cash provided by (used in) financing activities	(18,662)	10,306

Decrease in Cash and Cash Equivalents	(21,629)	(1,452)
Cash and Cash Equivalents - Beginning of Year	44,092	43,143

Cash and Cash Equivalents - End of Period	$22,463	$41,691

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$15,054	$15,579
Interest bearing deposits with banks	6,463	14,049
Federal funds sold	946	12,063

Cash at end of period	$22,463	$41,691

Supplemental Information
Cash paid during the year for:
Interest	$2,528	$3,295

Income taxes	$1,770	$2,266

Noncash investing activities:
Transfer of loans to other real estate owned	$175	$182

See Notes to Condensed Consolidated Unaudited Financial Statements

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that are expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2013 and December 31, 2012 are reflected below.

	(In Thousands)
	June 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$22,463	$22,463	$22,463	$—	$—
Securities - available for sale	354,474	354,474	25,479	316,571	12,424
Other Securities	4,216	4,216	—	—	4,216
Loans, net	495,777	504,731	—	—	504,731
Interest receivable	3,776	3,776	—	—	3,776

Total Assets	$880,706	$889,660	$47,942	$316,571	$525,147

Financial Liabilities:
Interest bearing Deposits	$397,731	$399,483	$—	$—	$399,483
Non-interest bearing Deposits	95,442	96,348	—	96,348	—
Time Deposits	254,439	255,153	—	—	255,153

Total Deposits	$747,612	$750,984	$—	$96,348	$654,636

Short-term debt	54,728	54,728	—	—	54,728
Federal Home Loan Bank advances	7,100	8,489	—	—	8,489
Interest payable	270	270	—	—	270
Dividends payable	930	930	—	930	—

Total Liabilities	$810,640	$815,401	$—	$97,278	$718,123

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$44,092	$44,092	$44,092	$—	$—
Securities - available for sale	355,905	355,905	10,568	328,929	16,408
Other Securities	4,365	4,365	—	—	4,365
Loans, net	496,178	502,125	—	—	502,125
Interest receivable	3,603	3,603	—	—	3,603

Total Assets	$904,143	$910,090	$54,660	$328,929	$526,501

Financial Liabilities:
Interest bearing Deposits	$389,779	$390,066	$—	$—	$390,066
Non-interest bearing Deposits	103,966	104,529	—	104,529	—
Time Deposits	269,507	272,591	—	—	272,591

Total Deposits	$763,252	$767,186	$—	$104,529	$662,657

Short-term debt	51,312	51,312	—	—	51,312
Federal Home Loan Bank advances	11,600	11,012	—	—	11,012
Interest payable	288	288	—	—	288
Dividends payable	931	931	—	931	—

Total Liabilities	$827,383	$830,729	$—	$105,460	$725,269

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

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurement (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(In Thousands) June 30, 2013	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,479	$—	$—
U.S. Government agency	—	210,915	—
Mortgage-backed securities	—	45,338	—
State and local governments	—	60,318	12,424

Total Securities Available for Sale	$25,479	$316,571	$12,424

(In Thousands) December 31, 2012	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$10,568	$—	$—
U.S. Government agency		220,200	—
Mortgage-backed securities		53,006	—
State and local governments	—	55,723	16,408

Total Securities Available for Sale	$10,568	$328,929	$16,408

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2013 and December 31, 2012, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2013 and December 31, 2012, impaired loans categorized as Level 3 were $4.5 and $4.6 million, respectively. The specific allocation for impaired loans was $771 and $865 thousand as of June 30, 2013 and December 31, 2012, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on June 30, 2013 and December 31, 2012:

		Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2013
	Quoted Prices in Active				Change in
($ in Thousands)	Balance at June 30, 2013	Markets for Identical sets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	fair value for Six-month period ended June 30, 2013
Impaired loans	$4,521	$—	$—	$4,521	$(3)

Other real estate owned residential mortgages	$609	$—	$—	$609	$(16)

Other real estate owned commercial	$1,145	$—	$—	$1,145	$(64)

					$(83)

		Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012
	Quoted Prices in Active				Change in
($ in Thousands)	Balance at December 31, 2012	Markets for Identical sets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	fair value for twelve-month period ended Dec. 31, 2012
Impaired loans	$4,591	$—	$—	$4,591	$(76)

Other real estate owned residential mortgages	$783	$—	$—	$783	$(62)

Other real estate owned commercial	$1,526	$—	$—	$1,526	$(214)

					$(352)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At June 30, 2013 and December 31, 2012, the Company estimates that there is no impairment of these assets, with the exception of mortgage servicing rights. Mortgage servicing rights recognized impairment in one stratum with a charge of $16 thousand in 2012 to expense. The impairment however was eliminated, as of June 30, 2013. Therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

NOTE 3	ASSET PURCHASES

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

The amortization expense for the year ended December 31, 2012 was $312 thousand. Of the $312 thousand to be expensed in 2013, $156 thousand has been expensed as of June 30, 2013.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3	ASSET PURCHASES (Continued)

		(In Thousands)
	Knisley	Hicksville	Total
2013	$157	$155	$312
2014	157	155	312
2015	—	155	155
2016	—	155	155
2017	—	79	79
Thereafter	—	—	—

	$314	$699	$1,013

NOTE 4	LOANS

The Company had $565.7 thousand in loans held for sale as of June 30, 2013 as compared to $2.5 million in loans held for sale on December 31, 2012. Due to lack of materiality, these loans are included in the Consumer Real Estate loans below.

Loan balances as of June 30, 2013 and December 31, 2012:

	(In Thousands)
Loans:	June 30, 2013	December 31, 2012
Commercial real estate	$215,246	$199,999
Agricultural real estate	35,746	40,143
Consumer real estate	77,948	80,287
Commercial and industrial	93,978	101,624
Agricultural	55,331	57,770
Consumer	19,881	20,413
Industrial Development Bonds	3,102	1,299

	501,232	501,535

Less: Net deferred loan fees and costs	(158)	(133)

	501,074	501,402
Less: Allowance for loan losses	(5,297)	(5,224)

Loans - Net	$495,777	$496,178

The following is a maturity schedule by major category of loans as of June 30, 2013:

	Maturities (In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Commercial Real Estate	$36,770	$103,283	$75,193
Agricultural Real Estate	2,609	9,126	24,011
Consumer Real Estate	11,501	13,082	53,365
Commercial/Industrial	61,597	27,005	5,376
Agricultural	32,792	19,349	3,190
Consumer	5,210	12,573	1,940
Industrial Development Bonds	2,220	490	392

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2013. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$127,488	$87,758
Agricultural Real Estate	$25,836	$9,910
Consumer Real Estate	$64,041	$13,907
Commercial/Industrial	$73,134	$20,844
Agricultural	$50,697	$4,634
Consumer	$16,415	$3,308
Industrial Development Bonds	$3,102	$—

As of June 30, 2013 and December 31, 2012 one to four family residential mortgage loans amounting to $26.8 and $26.8 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of January 2010 from a high of 2.85% of total loans to a low of .64% as of March 31, 2012. As of June 30, 2013, past dues were 1.07%. These percentages do not include nonaccrual loans which are not past due (nonaccruals are not considered past due if current). This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio segment of loans as of June 30, 2013 and December 31, 2012, net of deferred fees:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Residential	$453	$249	$319	$1,021	$76,927	$77,948	$—
Ag Real Estate	104	—	88	192	35,554	35,746	—
Ag	—	—	—	—	55,331	55,331	—
Commercial Real Estate	501	—	1,035	1,536	213,710	215,246	—
Commercial and Industrial	65	—	2,552	2,617	94,463	97,080	—
Consumer	13	7	—	20	19,703	19,723	—

Total	$1,136	$256	$3,994	$5,386	$495,688	$501,074	$—

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Residential	$575	$—	$648	$1,223	$79,064	$80,287	$—
Ag Real Estate	—	—	—	—	40,143	40,143	—
Ag	11	—	—	11	57,759	57,770	—
Commercial Real Estate	—	—	877	877	199,122	199,999	—
Commercial and Industrial	78	—	2,567	2,645	100,278	102,923	—
Consumer	65	7	—	72	20,208	20,280	1

Total	$729	$7	$4,092	$4,828	$496,574	$501,402	$1

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2013 and December 31, 2012:

	(In Thousands)
	June 30 2013	December 31 2012

Consumer Real Estate	$551	$964
Agricultural Real Estate	88	—
Agriculture	—	—
Commercial Real Estate	1,035	877
Commercial and Industrial	2,935	2,987
Consumer	—	—

Total	$4,609	$4,828

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

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

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by class based on the most recent analysis performed as of June 30, 2013 and December 31, 2012:

(in Thousands)	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
June 30, 2013
1-2	$3,258	$5,014	$2,573	$605	$—
3	12,953	21,695	53,936	23,894	2,758
4	18,625	28,588	147,286	63,047	344
5	786	34	5,283	2,245	—
6	36	—	6,168	1,517	—
7	88	—	—	2,670	—
8	—	—	—	—	—

Total	$35,746	$55,331	$215,246	$93,978	$3,102

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2012
1-2	$2,719	$5,022	$4,046	$750	$97
3	15,111	23,525	42,467	21,750	859
4	21,481	29,188	137,537	71,228	343
5	794	35	8,984	3,385	—
6	38	—	6,295	2,202	—
7	—	—	670	2,309	—
8	—	—	—	—	—

Total	$40,143	$57,770	$199,999	$101,624	$1,299

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2013 and December 31, 2012.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	June 30 2013	December 31 2012
Grade
Pass	$77,531	$79,766
Special Mention (5)	—	—
Substandard (6)	393	110
Doubtful (7)	24	411

Total	$77,948	$80,287

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Performing	$3,498	$3,470	$16,225	$16,775
Nonperforming	—	3	—	32

Total	$3,498	$3,473	$16,225	$16,807

Information about impaired loans as of June 30, 2013, December 31, 2012 and June 30, 2012 are as follows:

		(In Thousands)
	June 30, 2013	December 31, 2012	June 30, 2012

Impaired loans without a valuation allowance	$1,703	$730	$806

Impaired loans with a valuation allowance	2,818	3,861	3,548

Total impaired loans	$4,521	$4,591	$4,354

Valuation allowance related to impaired loans	$771	$865	$557
Total non-accrual loans	$4,609	$4,828	$4,893
Total loans past-due ninety days or more and still accruing	$—	$1	$—

Three months ended average investment in impaired loans	$4,363	$4,468	$2,772

Six months ended average investment in impaired loans	$4,342	$4,508	$2,363

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $2.9 million of its impaired loans classified as troubled debt restructured as of June 30, 2013, $627.3 thousand as of December 31, 2012 and $207 thousand as of June 30, 2012.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents three months and six months ended June 30, 2013.

Three Months June 30, 2013 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Modification Outstanding Recorded Investment	Modification Outstanding Recorded Investment	Six Months June 30, 2013 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Modification Outstanding Recorded Investment	Modification Outstanding Recorded Investment
Commercial Real Estate		$—	$—	Commercial Real Estate		$—	$—
Ag Real Estate		$—	$—	Ag Real Estate		$—	$—
Commercial and Industrial	3	$2,251	$2,251	Commercial and Industrial	4	$2,294	$2,332

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 3 Months	Recorded Investment	Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 3 Months	Recorded Investment
Commercial Real Estate		$—	Commercial Real Estate		$—
Ag Real Estate		$—	Ag Real Estate		$—
Commercial and Industrial		$—	Commercial and Industrial		$—

The following table represents three months and six months ended June 30, 2012.

Three Months June 30, 2012 Troubled Debt Restructurings	Number of Contracts Modified in the Last 6 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Six Months June 30, 2012 Troubled Debt Restructurings	Number of Contracts Modified in the Last 6 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	1	$1,937	$1,937	Commercial Real Estate	1	$1,937	$1,937
Ag Real Estate		$—	$—	Ag Real Estate		$—	$—
Commercial and Industrial		$—	$—	Commercial and Industrial		$—	$—

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 6 Months	Recorded Investment	Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 6 Months	Recorded Investment
Commercial Real Estate		$—	Commercial Real Estate		$—
Ag Real Estate		$—	Ag Real Estate		$—
Commercial and Industrial		$—	Commercial and Industrial		$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

The following table presents loans individually evaluated for impairment by class of loans for three months ended June 30, 2013.

Three Months Ended June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Consumer real estate	$359	$431	$—	$202	$—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	1,035	1,459	—	1,038	—
Commercial and industrial	309	309	—	309	—
Consumer	—	3	—	—	—
With a specific allowance recorded:
Consumer real estate	111	111	38	111	—
Agriculture real estate	88	88	15	111	—
Agriculture	—	—	—	—	—
Commercial real estate	—	—	—	15	—
Commercial and industrial	2,619	2,619	718	2,659	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$470	$542	$38	$313	$—

Agriculture real estate	$88	$88	$15	$111	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$1,035	$1,459	$—	$1,053	$—

Commercial and industrial	$2,928	$2,928	$718	$2,968	$—

Consumer	$—	$3	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Three Months Ended June 30, 2012 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$340	$355	$—	$213	$—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	207	384	—	207	—
Commercial and industrial	364	364	—	122	—
Consumer	—	10	—	—	—
With a specific allowance recorded:				—
Consumer real estate	398	425	139	400	—
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	600	847	—	664	—
Commercial and industrial	2,441	2,441	417	1,162	1
Consumer	4	4	1	4	—

Totals:
Consumer real estate	$738	$780	$139	$613	$—

Agriculture real estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$807	$1,231	$—	$871	$—

Commercial and industrial	$2,805	$2,805	$417	$1,284	$1

Consumer	$4	$14	$1	$4	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans for six months ended June 30, 2013.

Six Months Ended June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Consumer Real Estate	$359	$431	$—	$131	$—
Agriculture Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial Real Estate	1,035	1,459	—	622	—
Commercial and Industrial	309	309	—	297	—
Consumer	—	3	—	—	—
With a specific allowance recorded:
Consumer Real Estate	111	111	38	121	—
Agriculture Real Estate	88	88	15	55	—
Agriculture	—	—	—	—	—
Commercial Real Estate	—	—	—	332	—
Commercial and Industrial	2,619	2,619	718	2,701	—
Consumer	—	—	—	—	—

Totals:
Consumer Real Estate	$470	$542	$38	$252	$—

Agriculture Real Estate	$88	$88	$15	$55	$—

Agriculture	$—	$—	$—	$—	$—

Commercial Real Estate	$1,035	$1,459	$—	$954	$—

Commercial and Industrial	$2,928	$2,928	$718	$2,998	$—

Consumer	$—	$3	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Six Months Ended June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
(in thousands)
With no related allowance recorded:
Consumer Real Estate	$340	$355	$—	$185	$—
Agriculture Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial Real Estate	207	384	—	207	—
Commercial and Industrial	364	364	—	61	—
Consumer	—	10	—	—	—
With a specific allowance recorded:
Consumer Real Estate	398	425	139	395	5
Agriculture Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial Real Estate	600	847	—	683	—
Commercial and Industrial	2,441	2,441	417	827	2
Consumer	4	4	1	4	—

Totals:
Consumer Real Estate	$738	$780	$139	$580	$5

Agriculture Real Estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial Real Estate	$807	$1,231	$—	$890	$—

Commercial and Industrial	$2,805	$2,805	$417	$888	$2

Consumer	$4	$14	$1	$4	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012
Allowance for Loan Losses
Balance at beginning of year	$5,224	$5,091
Provision for loan loss	279	738
Loans charged off	(362)	(891)
Recoveries	156	286

Allowance for Loan & Leases Losses	$5,297	$5,224

Allowance for Unfunded Loan Commitments & Letters of Credit	$187	$162

Total Allowance for Credit Losses	$5,484	$5,386

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

NOTE 4 LOANS (Continued)

The following table breaks down the activity within ACL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs.

Additional analysis related to the allowance for credit losses for three months ended June 30, 2013 is as follows:

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
(in thousands)
Three Months Ended June 30, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$463	$105	$260	$1,566	$1,972	$256	$172	$722	$5,516
Charge Offs	(89)	—	—	(44)	—	(112)	—	—	$(245)
Recoveries	4	—	3	—	41	38	—	—	$86
Provision	(17)	10	14	(62)	125	84	—	(42)	$112
Other Non-interest expense related to unfunded	—	—	—	—	—	—	15	—	$15

Ending Balance	$361	$115	$277	$1,460	$2,138	$266	$187	$680	$5,484

Ending balance: individually evaluated for impairment	$38	$15	$—	$—	$718	$—	$—	$—	$771

Ending balance: collectively evaluated for impairment	$323	$100	$277	$1,460	$1,420	$266	$187	$680	$4,713

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2
FINANCING RECEIVABLES:									$—
Ending balance	$77,948	$35,746	$55,331	$215,246	$97,080	$19,723	$—	$—	$501,074

Ending balance: individually evaluated for impairment	$470	$88	$—	$1,035	$2,928	$—	$—	$—	$4,521

Ending balance: collectively evaluated for impairment	$77,478	$35,658	$55,331	$214,211	$94,152	$19,723	$—	$—	$496,553

Ending balance: loans acquired with deteriorated credit quality	$549	$—	$—	$—	$—	$—	$—	$—	$549

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
(in thousands)
Three Months Ended June 30, 2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$433	$90	$272	$1,569	$1,859	$293	$140	$636	$5,292
Charge Offs	(53)	—	—	(97)	—	(121)	—	—	(271)
Recoveries	25	—	3	1	4	45	—	—	78
Provision	55	2	—	249	(7)	66	—	(288)	77
Other Non-interest expense related to unfunded	—	—	—	—	—	—	1	—	1

Ending Balance	$460	$92	$275	$1,722	$1,856	$283	$141	$348	$5,177

Ending balance: individually evaluated for impairment	$139	$—	$—	$—	$417	$1	$—	$—	$557

Ending balance: collectively evaluated for impairment	$321	$92	$275	$1,722	$1,439	$282	$141	$348	$4,620

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1
FINANCING RECEIVABLES:
Ending balance	$81,252	$32,408	$54,808	$202,900	$105,423	$21,577	$—	$—	$498,368

Ending balance: individually evaluated for impairment	$738	$—	$—	$807	$2,805	$4	$—	$—	$4,354

Ending balance: collectively evaluated for impairment	$80,514	$32,408	$54,808	$202,093	$102,618	$21,573	$—	$—	$494,014

Ending balance: loans acquired with deteriorated credit quality	$547	$—	$—	$—	$—	$—	$—	$—	$547

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis related to the allowance for credit losses for six months ended June 30, 2013 is as follows:

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
(in thousands)
Six Months Ended June 30, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$368	$113	$290	$1,749	$2,183	$268	$162	$253	$5,386
Charge Offs	(100)	—	—	(64)	—	(198)			$(362)
Recoveries	9	—	4	—	56	87			$156
Provision	84	2	(17)	(225)	(101)	109	—	427	$279
Other Non-interest expense related to unfunded	—	—	—	—	—	—	25	—	$25

Ending Balance	$361	$115	$277	$1,460	$2,138	$266	$187	$680	$5,484

Ending balance: individually evaluated for impairment	$38	$15	$—	$—	$718	$—	$—	$—	$771

Ending balance: collectively evaluated for impairment	$323	$100	$277	$1,460	$1,420	$266	$187	$680	$4,713

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2
FINANCING RECEIVABLES:									$—
Ending balance	$77,948	$35,746	$55,331	$215,246	$97,080	$19,723	$—	$—	$501,074

Ending balance: individually evaluated for impairment	$470	$88	$—	$1,035	$2,928	$—	$—	$—	$4,521

Ending balance: collectively evaluated for impairment	$77,478	$35,658	$55,331	$214,211	$94,152	$19,723	$—	$—	$496,553

Ending balance: loans acquired with deteriorated credit quality	$549	$—	$—	$—	$—	$—	$—	$—	$549

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
(in thousands)
Six Months Ended June 30, 2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221
Charge Offs	93	—	—	(97)	—	(208)	—	—	(398)
Recoveries	30	—	10	2	19	76	—	—	137
Provision	262	(48)	(1)	(271)	(110)	100	—	274	206
Other Non-interest expense related to unfunded	—	—	—	—	—	—	11	—	11

Ending Balance	$460	$92	$275	$1,722	$1,856	$283	$141	$348	$5,177

Ending balance: individually evaluated for impairment	$139	$—	$—	$—	$417	$1	$—	$—	$557

Ending balance: collectively evaluated for impairment	$321	$92	$275	$1,722	$1,439	$282	$141	$348	$4,620

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1
FINANCING RECEIVABLES:
Ending balance	$81,252	$32,408	$54,808	$202,900	$105,423	$21,577	$—	$—	$498,368

Ending balance: individually evaluated for impairment	$738	$—	$—	$807	$2,805	$4	$—	$—	$4,354

Ending balance: collectively evaluated for impairment	$80,514	$32,408	$54,808	$202,093	$102,618	$21,573	$—	$—	$494,014

Ending balance: loans acquired with deteriorated credit quality	$547	$—	$—	$—	$—	$—	$—	$—	$547

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NATURE OF ACTIVITIES

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continue to experience a higher level of unemployment as compared to the national average. All averages both local and national however, show a slight downward trend. The agricultural industry continued its strong performance in 2013 as evidenced by strengthened financial statements. Wet, stormy weather has delayed the wheat harvest and yields appear to be running slightly lower than previous years. Automotive showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving however borrowing activity remains sluggish, and the loan balances remain below yearend 2012. New 1-4 family residential and construction remain weak and refinancing activity is also below the level of first half 2012.

The Bank opened its 20th office during the second quarter. The office is located in Waterville, Ohio and was a natural extension of the Bank’s market area. The office provides the full range of services discussed below.

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

INTRODUCTION (Continued)

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

Agricultural – Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment, and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmer’s ability to hedge their position by the use of the future contracts. The risk related to weather is often mitigated by requiring federal crop insurance.

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

Loans above 100% are generally due to additional charges for extended warranties and/or insurance coverage in the event of wage loss resulting from disability or death.

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

INTRODUCTION (Continued)

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

We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATM’s are provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Lucas, Bryan, Delta, Napoleon, Montpelier, Swanton, Defiance, Hicksville, Waterville and Perrysburg, along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles; Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional remote ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of service provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. During 2012, the Bank purchased land in Waterville, Lucas County, Ohio, and began construction of an office. The office was opened in second quarter 2013 providing growth opportunity and extension of the market area.

At June 30, 2013, we had 251 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

2013 IN REVIEW

Non-interest income bolstered the second quarter and first half results of 2013 while net interest income decreased as compared to second quarter 2012 and first half. During the 1st quarter, the largest improvement in the non-interest

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION (Continued)

income arena was the net gain on sale of loans; sales of 1-4 family and agricultural real estate were an extension of 2012’s heightened activity level. Due to the continued low rate environment, the Company’s customers were able to refinance their loans and lower their payments and/or reduce the term of the loan. During the second quarter, gain on sale of securities bolstered the noninterest income and was the largest improvement in the quarter.

The trend of declining net interest income continued through the second quarter 2013 as evidenced by the lower net interest income on the income statement. Lack of significant loan growth was a contributing factor along with loss on yield from investments due to maturities and calls and lower reinvestment rate opportunities.

Total allowance provision for loan losses remained constant and was just slightly higher than 2012. Due to lack of loan growth and a low net charge-off position, the allowance for loan loss did not require a large influx of funds to provide more than an adequate level of protection. Impaired loans decreased from December 31, 2012 levels. They increased by just $166 thousand over June 30, 2012 levels. The same comparison changed slightly for nonaccrual loans, showing an improvement in lower balances than December 31, 2012 as compared to same time period last year. One commercial loan was added to nonaccrual and impaired status during the second half 2012 is behind the increase in comparing second quarter balances. Overall, the Company continues to work on the collection of these loans and looks forward to continuing to decrease the exposure during 2013.

All rates remain low and are expected to remain low throughout 2013. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. The transactions have modestly extended the duration of the investment portfolio. For all of 2012, the recognized gain was $852 thousand, of which $169 thousand was recognized in the second quarter. For second quarter 2013, the Company has recognized gains of $377 thousand bringing the total for 2013 to $598 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized market gain position the last three years. The market value of the security portfolio has declined as evidenced by the high negative comprehensive income reported on the income statement. Additional opportunity to se1l investment securities for a gain is limited for the remainder of 2013.

The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence, while is improving, still remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well. Drought conditions existed in the majority of the market area we service during 2012 and 2013 has brought increased moisture and storms. Crop insurance and two previous years of strong yields lessened any negative impact on our agricultural portfolio. Though yields in 2012 were down, prices were higher than a year earlier which helped lessen the financial impact. Though water levels have not yet returned to pre-drought levels, the outlook remains optimistic for 2013 agricultural activity.

Overall, profitability in the second quarter of 2013 was bolstered from the improvement in noninterest income. Noninterest income was up 17.7% over first half 2012. The Company has done an exceptional job of recognizing opportunities to provide services and products that the low rate environment made possible. These opportunities are further discussed in the Material Changes in Results of Operations. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

The Bank has been attentive to the significant final mortgage rules and additional guidance issued by the Consumer Financial Protection Bureau to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act provisions. Effective in January 2014, these rules are a game-changer which impacts the entire mortgage lending industry, as well as the Bank’s perspective on its mortgage lending business. The Bank continues to work toward fulfillment of applicable requirements for these new mortgage rules, as it gains further understanding of the complexities and inter-related nature of these rules, makes strategic decisions, and addresses key considerations necessary for implementation of each rule.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES (Continued)

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

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At June 30, 2013, holdings were $1.8 million and were $2.3 million as of December 31, 2012 and $3.3 million as of June 30, 2012.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of June 30, 2013 to that of December 31, 2012, the liquidity of the Bank has decreased by approximately $21.6 million and still remains strong. The size of the Bank is smaller by a similar amount. The decrease in liquidity also corresponds to a lower balance in the lowest interest yielding category. During the six months of 2013, net loans have decreased just $401 thousand of which a $10 million decrease was expected and happens each year at this time as a result of line of credit utilization by a single relationship. The fact that loan levels remained steady in light of the anticipated yearly reduction is a positive factor towards future improvement to profitability.

The Company’s decrease in size was due to lower liability balances within deposits and FHLB borrowings. The Company has an unsecured borrowing capacity of $95.3 million through correspondent banks and over $153.6 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts that follow do not include stock.

Investment securities will at times depreciate to an unrealized loss position. The Bank utilizes the following criteria to assess whether or not an impaired security is other than temporary. No one item by itself will necessarily signal that a security’s impairment should be recognized as other than temporary impairment.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

As the chart below shows, there were only minor amounts of securities in a loss position as of June 30, 2013.

	(In Thousands)
June 30, 2013	Less Than Twelve Months		Twelve Months & Over	(In Thousands)
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(704)	$25,479	$—	$—
U.S. Government agency	(3,513)	118,150	—	—
Mortgage-backed securities	(290)	14,275	—	—
State and local governments	(373)	12,930	—	—

A large fluctuation in the market value of the securities occurred during the second quarter causing the unrealized gain position to decrease significantly. Management recognized the change in the market early and was quick to capture the gain before it fluctuated to an unrealized loss position. Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio.

The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of June 30, 2013.

	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$26,183	$—	$(704)	$25,479
U.S. Government agency	212,713	1,715	(3,513)	210,915
Mortgage-backed securities	44,835	793	(290)	45,338
State and local governments	70,095	3,020	(373)	72,742

	$353,826	$5,528	$(4,880)	$354,474

The following table shows the maturity schedule of the security portfolio as of June 30, 2013

	(In Thousands)
	June 30, 2013
	Amortized Cost	Fair Value
One year or less	$13,903	$14,008
After one year through five years	168,149	169,545
After five years through ten years	116,226	113,720
After ten years	10,713	11,863

Subtotal	$308,991	$309,136
Mortgage Backed Securities	44,835	45,338

Total	$353,826	$354,474

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

As previously stated, net loans show only a slight decrease of $401 thousand for the six months ended June 30, 2013. $362 thousand was charged-off during the six month period indicating the total decrease was not due to charge-offs. The balance of the decrease in loans was due to the pay down, payoff or refinancing of loans. Loan sales into the secondary market have also impacted the consumer and agricultural real estate portfolios. During the year almost $46.9 million of these sales occurred with only $43.3 million of the loans originated in the same period as shown in the cash flow statement for the period. Agricultural real estate accounted for just over one eighth of the activity with 1-4 family representing the majority. Both portfolios include a large portion of refinancing. The trend of decreasing loan balances is not unique to this year as the chart to follow shows the trend during the last three years and shows an uptick for June 2013 as compared to June 2012. The Bank is however, closer to reversing the trend after our second quarter activity when comparing to yearend. The Bank’s pipeline of loans has increased, driven by opportunities for new relationships as national banks downsize certain portfolios and an overall more optimistic opinion of the economy by businesses.

The chart below shows the breakdown of the loan portfolio by category less deferred loan fees and costs as of June 30 for the last three years.

	(In Thousands)
	June 2013 Amount	June 2012 Amount	June 2011 Amount
Commercial Real Estate	$215,246	$202,900	$193,993
Agricultural Real Estate	35,746	32,408	32,228
Consumer Real Estate	77,948	81,252	81,557
Commercial and Industrial	93,978	104,224	113,947
Agricultural	55,331	54,808	57,221
Consumer, Overdrafts and other loans	19,723	21,577	25,249
Industrial Development Bonds	3,102	1,199	1,965

Total Loans	$501,074	$498,368	$506,160

The Commercial and Industrial portfolio shows the largest decrease of $10.2 million in balance as of June 30, 2013 compared to June 30, 2012. Agricultural real estate shows an increase of $3.3 million which may switch positions next quarter as additional sales may occur. Commercial real estate showed the largest improvement in balances of $12.3 million which was higher than the previous quarter’s comparison increase of $8.7 million. Overall, loans increased $2.7 million as compared to the same period last year and decreased $5.1 million as compared to June 30, 2011.

Overall, total assets of the Company decreased $24.3 million from December 31, 2012 to June 30, 2013.

Deposits decreased $15.6 million with the largest decrease of $15.1 million in the time deposits. The largest increase in the deposit portfolio of $4.9 million was in the NOW portfolio due to the continuing popularity of the KASASA program. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. KASASA Saver, whose product utilizes a higher yielding rate than the Bank’s regular saving account, is the reason behind the retention and increase of dollars in savings. These continue to be the deposits of choice and attract not only new money from existing customers but new customers to the Bank.

The Certificate of Deposit (COD) portfolio has decreased $15.1 million during the first six months of 2013, which is part of the reason why the Bank continues to decrease the cost of funds. Through its pricing, the Bank has limited its attractiveness to short-term rate shoppers and foresees continuing this strategy throughout 2013. This is demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION - Interest Expense”.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Bank paid off $5.1 million in FHLB advances which had matured during 2012 and made principal payments and payoffs totaling $4.5 million so far in 2013. This too should lower the cost of funds. Securities sold under agreement to repurchase increased $3.4 million during the first six months of 2013 as compared to yearend.

Capital decreased a modest $2.9 million from year-end during the six months of 2013. Positive earnings and a significant decrease in accumulated other comprehensive income are the factors behind the decrease. Comprehensive income decreased $5.7 million which encompassed the shift of $598 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid were $81 thousand higher the same period last year. Dividends declared increased approximately $40 thousand as compared to June 2012 while comparable to December 2012.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	11.50%
Tier I Leverage Ratio	10.97%
Risk Based Capital Tier I	17.06%
Total Risk Based Capital	17.98%
Stockholders’ Equity/Total Assets	11.63%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for six month periods ended June 30, 2013 and 2012.

The improvement in noninterest income for the first half 2013, was not high enough to offset the loss of interest income. As a result, net income was $168 thousand lower than 2012’s first half. The $858 thousand increase in noninterest income was driven primarily by (i) an increase in the gain on sale of securities of $429 thousand, and (ii) smaller improvements in the remainder of categories in the range of $19 to $211 thousand. The increase in the aggregate number of checking and savings accounts has been the principal factor behind the increase in customer service fees for the two periods.

Net interest income after the provision for loan expense for the quarter ended June 30, 2013 was down $747 thousand from the six-month period ended June 30, 2012. The decrease in total interest income for the comparison of the two periods was $674 thousand less than the decrease in total interest expense, making it the principal driver behind the overall decrease. The provision for loan loss expense was approximately $73 thousand higher than same period 2012.

Noninterest expense was higher in comparison due to the addition of the Waterville office. The number of full time equivalent employees was 245 as of June 30, 2012 compared to 251 as of June 30, 2013.

Overall, the performance for the first half comparison was favorable and continues to showcase the issue with decreasing interest income being offset by strong noninterest revenue.

Interest Income

Annualized interest income and yield on earning assets is down 34 basis points in 2013 as compared to June 30, 2012. While the average total earning assets were only slightly higher by less than 1% for $5.4 million than the prior year, the decrease in interest income resulted primarily from the decreased yields of the Company’s earning assets. As the table that follows confirms, the decrease in the rate of the interest earning portfolios from loans to investments caused a lower June 2013 yield in loans and securities thereby causing lower interest income. The increased volume in the security portfolio did not offset the loss in interest income due to rate changes. However, the portfolio continues to have calls due to the low rate environment. Prepayment speeds remain high on mortgage-backed securities. These may slow as the Bank’s refinancing activity has and long term rates inch higher.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Overall, interest income from loans was down $1.4 million in comparing the six months ended June 30, 2013 to same period 2012 which accounts for the majority of the overall drop in interest income. This emphasizes the impact of declining or stagnant loan balances and the need to find good loans with which to rebuild the portfolio. The overall asset yield decreased 34 basis points between the two periods.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	June 30, 2013		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2013	June 30, 2012
Loans	$489,831	$12,167	5.01%	5.52%
Taxable Investment Securities	299,045	2,365	1.58%	1.70%
Tax-exempt Investment Securities	63,560	911	4.34%	4.44%
Fed Funds Sold & Interest Bearing
Deposits	25,270	24	0.19%	0.14%

Total Interest Earning Assets	$877,706	$15,467	3.65%	3.99%

Change in June 30, 2013 Interest Income Compared to June 30, 2012

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$(1,434)	$(160)	$(1,274)
Taxable Investment Securities	(70)	96	(166)
Tax-exempt Investment Securities	(30)	(14)	(16)
Fed Funds Sold & Interest Bearing
Deposits	—	(8)	8

Total Interest Earning Assets	$(1,534)	$(86)	$(1,448)

Interest Expense

Interest expense continued to be lower than the comparable six months of 2012. Interest expense related to deposits was down $703 thousand while the average interest-bearing deposit balance increased by $14.5 million in comparing the balances of each six month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-six months. However, depositors continue to place more funds in shorter term deposits while they wait for rates to rise or move funds elsewhere. KASASA Cash and Saver along with HSA’s helped to increase the savings average deposit balances by $26 million.

Interest on borrowed funds was $158 thousand lower for the six month period ended June 30, 2013 than 2012. More borrowings from Federal Home Loan Bank were paid off during 2012 and 2013, making the balance in other borrowed money considerably lower in 2013 in comparison. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had similar balances in 2013 and 2012 making the fluctuation cost a minimal $1 thousand.

For the same comparison as last year, the decrease in interest expense did not outpace the decrease in interest income. It remains a focus for improvement in 2013. Asset yield decreased 34 basis points while cost of funds decreased 22 basis points. The main focus is to increase asset yield by using excess cash and investments to fund loan growth.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	June 30, 2013		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	June 30, 2013	June 30, 2012
Savings Deposits	$398,942	$766	0.38%	0.58%
Other Time Deposits	261,209	1,440	1.10%	1.25%
Other Borrowed Money	7,439	89	2.39%	2.97%
Fed Funds Purchased & Securities Sold under Agreement to Repurch	51,556	122	0.47%	0.48%

Total Interest Bearing Liabilities	$719,146	$2,417	0.67%	0.89%

Change in June 30, 2013 Interest Expense Compared to June 30, 2012

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$(309)	$51	$(360)
Other Time Deposits	(394)	(180)	(214)
Other Borrowed Money	(158)	(110)	(48)
Fed Funds Purchased & Securities Sold under Agreement to Repurch	1	2	(1)

Total Interest Bearing Liabilities	$(860)	$(237)	$(623)

Net Interest Income

Net interest income is lower in the six month comparison, which is the same position as yearend 2012’s comparison to yearend 2011. The issue of earning less per earning asset dollar still remains as evidenced by the lower net interest margin ratio. The tables above demonstrate that the decline in net interest income is primarily a result of continued interest rate compression that results from falling rates impacting yields on assets more dramatically than rates paid on liabilities.

Management expects the current interest rate environment to continue to further compress the Company’s interest margins throughout the remainder of the fiscal year. As a result, interest income, in comparison to 2012, may remain behind throughout the year if a higher level of loan growth does not occur. The Bank continues to attempt to add spread on renewing loans while loan growth is needed to improve the overall numbers. Interest expense on time deposits should also continue to show a decrease until depositors begin to transition back into longer-term deposits. Should rates begin to rise, the challenge will be to delay the pricing up of deposits in order to allow the Bank to generate a greater spread from the increased yield on its earning assets.

Provision Expense

Provision for loan loss was $73 thousand higher for the six months ended June 30, 2013 as compared to the same 2012 period. The decrease in the average balance in nonaccrual loans, along with improving asset quality and low loan growth, as compared to yearend 2012, warranted the low provision to the loan loss reserve. The balance in nonaccrual loans decreased $219 thousand along with a decrease of $70 thousand in impaired loan balances as of June 30, 2013 as compared to the balances as of December 31, 2012. In comparing to June 30, 2012, nonaccrual balances decreased $284 thousand and impaired loan balances increased $167 thousand. Provision expense related to those increased balances was recognized in the later time periods of 2012. The overall loan portfolio was also $2.7 million higher as of June 30, 2013 compared to June 30, 2012. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts below will show for 2013 and 2012, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period and 2013 had a smaller net charge-off position than 2012. Should the recovery stop or continue to slow even further, it is more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses. In the immediate future, the Bank would expect to fund the loan loss reserve for any loan growth that may occur.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense (Continued)

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

Looking at the balance in impaired loans, it shows the Bank has recognized a slight increase in the overall balance of impaired loans when looking at June 2013 compared to June 2012. However, a positive factor can also been seen. A decrease in the current average balance during 2013 as compared to yearend December 2012. This is due mainly to the collection of principal from the sale of collateral from borrowers and continual collection of payments on these borrowers classified as impaired.

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

The Bank had $2.9 million of its impaired loans classified as troubled debt restructured as of June 30, 2013, of which $207 thousand was classified the same as at June 30, 2012. Four new impaired relationships were added during the second quarter and two were removed. The change resulted in $503 thousand less in impaired balances; however the new relationship added $30 thousand to the specific allocation balances.

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

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate. Consumer activity has accounted for the largest component of charge-offs and recoveries in second quarter 2013 as compared to 2012. As was mentioned in previous discussion, the commercial and commercial real estate portfolios are having a major impact on the ALLL.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents activities for the allowance for loan losses by loan type for three months ended June 30, 2013, 2012, and 2011.

	(In Thousands)
	Three Months Ended June-13	Three Months Ended June-12	Three Months Ended June-11
Loans	$501,074	$498,368	$506,160

Daily average of outstanding loans	$495,014	$500,515	$505,960

Allowance for Loan Losses - April 1	$5,344	$5,151	$5,752
Loans Charged off:
Commercial Real Estate	44	96	66
Ag Real Estate	—	—	—
Consumer Real Estate	89	53	97
Commercial and Industrial	—	—	845
Agricultural	—	—	—
Consumer & other loans	112	122	53

	245	271	1,061

Loan Recoveries
Commercial Real Estate	—	1	29
Ag Real Estate	—	—	—
Consumer Real Estate	4	24	5
Commercial and Industrial	41	4	1
Agricultural	3	3	62
Consumer & other loans	38	46	48

	86	78	145

Net Charge Offs	159	193	916
Provision for loan loss	112	78	653
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - June 30	$5,297	$5,036	$5,489
Allowance for Unfunded Loan Commitments & Letters of Credit June 30	187	141	144

Total Allowance for Credit Losses - June 30	$5,484	$5,177	$5,633

Ratio of net charge-offs to average Loans outstanding	0.03%	0.04%	0.18%

Ratio of Allowance for Loan Loss to Nonperforming Loans	114.93%	102.93%	61.90%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents activities for the allowance for loan losses by loan type for six months ended June 30, 2013, 2012, and 2011.

	(In Thousands)
	Six Months Ended June-13	Six Months Ended June-12	Six Months Ended June-11
Loans	$501,074	$498,368	$506,160

Daily average of outstanding loans	$489,831	$496,242	$509,564

Allowance for Loan Losses - January 1	$5,224	$5,091	$5,706
Loans Charged off:
Commercial Real Estate	64	97	155
Ag Real Estate	—	—	—
Consumer Real Estate	100	93	190
Commercial and Industrial	—	—	1,316
Agricultural	—	—	24
Consumer & other loans	198	208	169

	362	398	1,854

Loan Recoveries
Commercial Real Estate	—	2	29
Ag Real Estate	—	—	—
Consumer Real Estate	9	30	23
Commercial and Industrial	56	18	6
Agricultural	4	10	65
Consumer & other loans	87	77	85

	156	137	208

Net Charge Offs	206	261	1,646
Provision for loan loss	279	206	1,429
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - June 30	$5,297	$5,036	$5,489
Allowance for Unfunded Loan Commitments & Letters of Credit June 30	187	141	144

Total Allowance for Credit Losses - June 30	$5,484	$5,177	$5,633

Ratio of net charge-offs to average Loans outstanding	0.04%	0.05%	0.32%

Ratio of Allowance for Loan Loss to Nonperforming Loans	114.93%	102.93%	61.90%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for six months ended June 30, 2013 and June 30, 2012.

	Amount (000’s)	% of Portfolio	Amount (000’s)	% of Portfolio
Balance at End of Period Applicable To:
Commercial Real Estate	$1,460	42.95	$1,722	38.33
Ag Real Estate	115	7.13	92	6.37
Consumer Real Estate	361	15.56	460	16.11
Commercial and Industrial	2,138	18.76	1,856	22.51
Agricultural	277	11.04	275	11.30
Consumer, Overdrafts and other loans	266	3.94	283	4.99
Unallocated	680	0.62	348	0.39

Allowance for Loan & Lease Losses	$5,297		$5,036
Off Balance Sheet Commitments	187		141

Total Allowance for Credit Losses	$5,484		$5,177

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to .64% as of the end of June 2012. June 2013 remained low at 1.07%. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

Non-interest Income

Non-interest income was higher for the six months ended June 30, 2013 as compared to same period in June 30, 2012. Improvement in non-interest income was reached in all categories from customer service fees to net gain on sale of securities. The increase in the checking and savings portfolios in terms of number of accounts in 2013 as compared to 2012 has been one of the main factors behind the maintaining of and additional collection of fees. Increases came from debit card usage for the first six months of 2013 being approximately $195 thousand higher in revenue than for the first six months 2012. This revenue stream is very important to the Bank and its ability to offer ‘free’ checking accounts to our customers.

Net gain on sale of securities represented the largest improvement in noninterest income, up $429 thousand as of second quarter end 2013 compared to second quarter end 2012. As the market rates for long term assets began to rise, the Bank began to see the unrealized gain on the market value of securities erode. At the end of May and beginning of June, the Bank decided to capture some of the gain before the opportunity evaporated. $377 thousand was recognized in the second quarter 2013.

The Bank was able to continue to take advantage of the opportunity to recognize gains from the sales of securities without impacting the yield of the investment portfolio by marginally extending the maturity duration. The gain in 2013 was based on security sales of $37.6 million.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. A slight impairment in the valuation of the thirty year segment occurred in the fourth quarter of 2012 and was reversed in the second quarter of 2013, eliminating all impairment.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	2013	2012
Beginning Balance, January 1	$2,063	$2,071
Capitalized Additions	241	384
Amortization	(257)	(372)

Ending Balance, June 30	2,047	2,083
Valuation Allowance	—	—

Mortgage Servicing Rights, net June 30	$2,047	$2,083

Loss on sale of assets was lower by $151 thousand as of first half 2013 as compared to same period 2012. This represents an improvement in non-interest income for the period. This line item includes losses from sales of assets, losses from write-downs to the Bank’s Other Real Estate Owned (ORE) and losses resulting from the loss or disposal of fixed assets, though the fixed asset sales are inconsequential. Holdings in ORE decreased to $1.8 million as of June 30, 2013 compared to holdings of $3.3 million as of June 30, 2012. Activity on sales of ORE has increased in 2013 and the Bank expects this to continue throughout the remainder of 2013 and decrease the holdings even further.

Overall non-interest income improved $858 thousand for the six months of operations in 2013 as compared to 2012. It is expected to continue through 2013, specifically in the area of loss on sale of other assets owned.

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

	(In Thousands)
	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Net Unrealized gain (loss) on available-for-sale securities	$(7,986)	$750
Reclassification adjustment for gain on sale of available-for-sale securities	$(598)	$(169)

Net unrealized gains (losses)	$(8,584)	$581

Tax Effect	$2,918	$(197)

Other comprehensive income (loss)	$(5,666)	$384

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2013 was only $288 thousand higher than for the same period of 2012. The largest individual increase in expense is related to the salaries and wages. Salaries and wages were higher by $218 thousand during the six months as compared to the same time frame of 2012. Base pay was higher by 3.7% or $84.4 thousand in 2013 than 2012 with the number of full time equivalent employees having increased from 246 as of June 30, 2012 to 251 as of June 30, 2013. This percentage is in line with the small increases that were authorized to be implemented throughout the organization for higher performing employees. Pension and other employee benefits decreased by $118 thousand in the same time period. Medical costs increased by $69.5 thousand for the six months ended June 30, 2013 as compared to June 30, 2012. This was due to a higher level of claims accompanied by higher insurance premiums for plan year 2013. Occupancy expense decreased $173 thousand as compared to 2012.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-Interest Expense (Continued)

A decrease occurred of $115 thousand in the amortization expense of mortgage servicing rights. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. Of the sales and originations shown in the cash flow, $29.7 million were originated and $31.7 million sold from the 1-4 family portfolio which had mortgage servicing rights attached. These were down from $44.8 million in originations and $46.3 million in sales from the same portfolio in second quarter 2012. Therefore, amortization expense from refinancing activity would be expected to be lower, which it is.

Other general and administrative expenses were higher during the six months for 2013 by $333 thousand; as compared to the same six months 2012. Almost one fourth; $77.1 thousand, of the increase is attributed to loan collection fees, including legal. Overall non-interest expense was just $288 thousand higher in 2013 than in 2012. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was down $168 thousand for the six months ended June 30, 2013, compared to the same period of 2012. The improvement in asset quality that has occurred over the last two years along with lower loan balances enabled the Company to have low levels of provision expense. This coupled with the decrease on ORE write-down and losses summarized in gain/loss on sale of other assets owned of $151 thousand less in 2013 than in 2012, increased gain on sale of investments of $429 thousand in 2013 over 2012, are the largest factors behind the decrease not being larger. Obviously, the gain on sale of securities plays a role in the improvement and the Company is fortunate that the opportunity existed to capture income that has been used to improve profitability the last two years. The decrease in net interest income for the quarter is proof of the importance of the effect of balance sheet mix as the low loan balances continues to impact overall asset yield.

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

Comparison of Results of Operations for the quarters ended June 30, 2013 and June 30, 2012.

In comparing changes in the balance sheet composition from first quarter to second quarter-end 2013, the two most important ones are the net loans from the asset side and accumulated comprehensive income from the capital section. This statement would also hold true when comparing the June 30th balances of 2012 to 2013.

Net loans show an increase in both circumstances, which is a step in the desired direction. The increase is minor at less than half a million in year to year comparison, but is an increase in comparing 2013 quarter-end balances of $16.3 million. The operative word in both instances is “increase”. The Bank is anticipating it may be the start of a new trend that will help to bolster long-term profitability.

Accumulated comprehensive income has experienced the opposite and is significantly lower at June 30, 2013 by $6.3 million compared to June 30, 2012 and by $4.9 million compared to March 31, 2013. This basically signifies that only a small opportunity or not one at all, exists to recognize additional income from gain on sale of investments, especially, if future income is not to be jeopardized by the sale. As the income statement has shown, this has been a portion of non-interest income for many recent years. This fluctuation also stresses the importance of why community banks did not want it to be a part of the Basel III capital rules to be implemented in the coming years: it can be a very volatile portion of capital and play havoc with meeting regulatory guidelines without much warning.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

In comparing June quarterly results for 2012 and 2013, interest income is lower in 2013 by $760 thousand. 94% of the decrease is from lower earnings on loans. While the balances were similar, the decrease was due to rate. Interest expense was lower by $469 thousand with 83% due to the rate on deposits and lower time deposit balances. The net of these two amounted to net interest income being lower in second quarter 2013 than second quarter 2012 by $291 thousand.

The largest differences in quarter comparisons within noninterest income were an increase in 2013 by the gain on sale of securities of $377 thousand, and a decrease of $300 thousand in 2013 from gain on sale of loans. Overall, noninterest income improved by $295 thousand for second quarter 2013 compared to same time period 2012.

Noninterest expense was separated by only $17 thousand in comparing the two periods. Second quarter 2013 was higher than 2012. Fluctuation by category was limited with the largest being $146 thousand in other general and administrative. The difference in year-to-date expenses was due more to the first quarter activity.

For second quarter comparison, net income as down only $36 thousand in 2013 as compared to 2012. Earnings per share and dividends declared were different by one cent. As discussed previously, the largest fluctuation in the quarter comparison relates to other comprehensive income, a loss of $6.1 million in the market value of securities for 3 months ended June 30, 2013 and June 30, 2012.

Overall, the Bank is working to offset the probable loss of noninterest income streaming from sales by increasing the loan balances. Possible improvement in the net interest margin appears attainable with the loan increases shown in the quarterly comparisons.

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

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate

2.87%	–2.44%	Rising	3.00%	25,850	–0.12%
2.90%	–1.45%	Rising	2.00%	25,824	–0.22%
2.86%	–2.77%	Rising	1.00%	25,393	–1.88%
2.94%	0.00%	Flat	0.00%	25,880	0.00%
2.68%	–9.00%	Falling	–1.00%	23,779	–8.12%
2.52%	–14.35%	Falling	–2.00%	22,435	–13.31%
2.31%	–21.31%	Falling	–3.00%	20,771	–19.74%

The net interest margin represents the forecasted twelve month margin. It also shows what effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods since 2011. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both. What the Bank has experienced is a decrease in the time balances of our deposit portfolio, therefore a loss of term funding. Over the last two years, other borrowings that had matured were not replaced which thus eliminated a category of what historically was longer term liability. A high level of liquidity negated the need to re-borrow.

The shock chart currently shows a tightening in net interest margin over the next twelve months in both a rising and decreasing rate environment. Due to the length of and existence of such a low rate environment, the model does not predict expansion of net income margin at any level. Cost of funds are below 1% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. The negative impact in a rising rate environment is partially caused by a timing issue on the ability to reprice assets as immediately as the liabilities. The average duration of the majority of the assets is outside the 12 month shock period. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company cannot remain stagnant in its choices. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended June 30, 2013

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2013 to 4/30/2013	—	—	—	196,500

5/1/2013 to 5/31/2013	—	—	—	196,500

6/1/2013 to 6/30/2013	—	—	—	196,500

Total	—	—	—	196,500

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 18, 2013. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 18, 2013 and December 31, 2013.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

	3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

	3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

	31.1	Rule 13-a-14(a) Certification - CEO

	31.2	Rule 13-a-14(a) Certification - CFO

	32.1	Section 1350 Certification - CEO

	32.2	Section 1350 Certification - CFO

101.INS		XBRL Instance Document (1)

101.SCH		XBRL Taxonomy Extension Schema Document (1)

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB		XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: July 31, 2013	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: July 31, 2013	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO