Form 10-Q
period 2013-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2013-10-30
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,660,938
Class	Outstanding as of October 30, 2013

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

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary
	Condensed Consolidated Balance Sheets
	(in thousands of dollars)
	September 30, 2013	December 31, 2012

Assets
Cash and due from banks	$15,928	$25,620
Interest bearing deposits with banks	5,101	11,941
Federal Funds Sold	506	6,531

Total cash and cash equivalents	21,535	44,092

Securities - available for sale (Note 2)	337,298	355,905
Other Securities, at cost	4,216	4,365
Loans, net (Note 4)	518,296	496,178
Bank premises and equipment	18,452	17,599
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,084	2,063
Other Real Estate Owned	2,361	2,310
Accrued interest and other assets	19,842	20,074

Total Assets	$928,158	$946,660

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$103,535	$103,966
Interest-bearing
NOW accounts	199,090	196,971
Savings	201,568	192,808
Time	241,375	269,507

Total deposits	745,568	763,252

Federal funds purchased and securities sold under agreement to repurchase	61,322	51,312
FHLB Advances	7,100	11,600
Dividend payable	928	931
Accrued expenses and other liabilities	5,459	9,326

Total liabilities	820,377	836,421

Stockholders’ Equity
Common stock - No par value - authorized 6,500,000 shares; issued & outstanding 5,200,000 shares	12,677	12,677
Treasury Stock - 539,062 shares 2013, 510,742 shares 2012	(11,108)	(10,588)
Unearned Stock Awards - 32,040 shares 2013, 30,670 shares 2012	(645)	(584)
Retained earnings	106,589	102,641
Accumulated other comprehensive income	268	6,093

Total stockholders’ equity	107,781	110,239

Total Liabilities and Stockholders’ Equity	$928,158	$946,660

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2012 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary
	Condensed Consolidated Statement of Income & Comprehensive Income
	(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest Income
Loans, including fees	$6,244	$6,564	$18,411	$20,165
Debt securities:
U.S. Treasury securities	64	93	189	266
Securities of U.S. Government Agencies	971	1,012	2,979	3,092
Municipalities	513	555	1,562	1,583
Dividends	47	46	141	141
Federal funds sold	—	2	11	13
Other	5	6	18	19

Total interest income	7,844	8,278	23,311	25,279
Interest Expense
Deposits	1,023	1,345	3,229	4,254
Federal funds purchased and securities sold under agreements to repurchase	62	63	184	184
Borrowed funds	44	124	133	371

Total interest expense	1,129	1,532	3,546	4,809

Net Interest Income - Before provision for loan losses	6,715	6,746	19,765	20,470
Provision for Loan Losses (Note 4)	303	236	582	442

Net Interest Income After Provision For Loan Losses	6,412	6,510	19,183	20,028
Noninterest Income
Customer service fees	1,252	1,239	3,869	3,808
Other service charges and fees	995	943	2,824	2,561
Net gain (loss) on sale of other assets owned	(21)	(209)	(147)	(486)
Net gain on sale of loans	176	602	978	1,385
Net gain on sale of securities	134	30	732	199

Total noninterest income	2,536	2,605	8,256	7,467
Noninterest Expenses
Salaries and Wages	2,460	2,303	7,156	6,782
Pension and other employee benefits	819	713	2,273	2,285
Occupancy expense (net)	291	268	909	1,059
Furniture and equipment	350	371	1,057	1,072
Data processing	301	292	911	843
Franchise taxes	255	237	765	710
FDIC Assessment	146	126	406	345
Mortgage servicing rights amortization	88	177	345	549
Other general and administrative	1,382	1,240	4,165	3,690

Total Noninterest Expense	6,092	5,727	17,987	17,335

Income Before Federal Income Taxes	2,856	3,388	9,452	10,160
Federal Income Taxes	791	947	2,732	2,897

Net Income	$2,065	$2,441	$6,720	$7,263

Other Comprehensive Income (Net of Tax):
Unrealized gains (loss) on securities	$(159)	$589	$(5,825)	$7,353

Comprehensive Income	$1,906	$3,030	$895	$14,616

Net Income Per Share	$0.45	$0.52	$1.44	$1.55

Weighted Average Shares Outstanding	4,682,655	4,685,879	4,682,092	4,698,364

Dividends Declared	$0.20	$0.20	$0.60	$0.58

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Condensed Consolidated Statements of Cash Flows
	(in thousands of dollars)
	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities
Net income	$6,720	$7,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	916	899
Accretion and amortization of securities	1,714	2,346
Amortization of servicing rights	345	549
Amortization of core deposit intangible	234	234
Stock Based Compensation	(202)	(123)
Provision for loan loss	582	442
Gain on sale of loans held for sale	(978)	(1,385)
Originations of loans held for sale	(54,874)	(100,759)
Proceeds from sale of loans held for sale	57,957	104,147
Loss on sale of other assets	147	486
Gain on sales of investment securities	(732)	(199)
Change in operating assets and other liabilities, net	(117)	(682)

Net cash provided by operating activities	11,712	13,218
Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	28,722	30,404
Securities	63,570	29,084
Purchases	(83,310)	(86,101)
Proceeds from sales of assets	35	2
Additions to premises and equipment	(1,804)	(597)
Loan originations and principal collections, net	(25,783)	11,124

Net cash used in investing activities	(18,570)	(16,084)
Cash Flows from Financing Activities
Net decrease in deposits	(17,684)	(4,551)
Net change in short-term debt	10,010	2,407
Repayments of long-term debt	(4,500)	(5,051)
Purchase of Treasury Stock	(734)	(789)
Cash dividends paid on common stock	(2,791)	(2,664)

Net cash used in financing activities	(15,699)	(10,648)

Decrease in Cash and Cash Equivalents	(22,557)	(13,514)
Cash and Cash Equivalents - Beginning of Year	44,092	43,143

Cash and Cash Equivalents - End of Period	$21,535	$29,629

RECONCILIATION OF CASH AND CASH EQUIVALENTS:
Cash and cash due from banks	$15,928	$13,994
Interest bearing deposits with banks	5,101	10,561
Federal funds sold	506	5,074

Cash at end of period	$21,535	$29,629

Supplemental Information
Cash paid during the year for:
Interest	$3,689	$4,833

Income taxes	$2,690	$3,386

Noncash investing activities:
Transfer of loans to other real estate owned	$945	$334

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that are expected for the year ended December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Deposits – Interest Bearing, Non-interest Bearing and Time

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2013 and December 31, 2012 are reflected below.

	(In Thousands)
	September 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$21,535	$21,535	$21,535	$—	$—
Securities - available for sale	337,298	337,298	25,392	299,864	12,042
Other Securities	4,216	4,216	—	—	4,216
Loans, net	518,296	527,219	—	—	527,219
Interest receivable	4,289	4,289	—	—	4,289

Total Assets	$885,634	$894,557	$46,927	$299,864	$547,766

Financial Liabilities:
Interest bearing Deposits	$400,658	$403,031	$—	$—	$403,031
Non-interest bearing Deposits	103,535	103,896	—	103,896	—
Time Deposits	241,375	241,155	—	—	241,155

Total Deposits	$745,568	$748,082	$—	$103,896	$644,186

Short-term debt	61,322	61,322	—	—	61,322
Federal Home Loan Bank advances	7,100	8,487	—	—	8,487
Interest payable	238	238	—	—	238
Dividends payable	928	928	—	928	—

Total Liabilities	$815,156	$819,057	$—	$104,824	$714,233

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$44,092	$44,092	$44,092	$—	$—
Securities - available for sale	355,905	355,905	10,568	328,929	16,408
Other Securities	4,365	4,365	—	—	4,365
Loans, net	496,178	502,125	—	—	502,125
Interest receivable	3,603	3,603	—	—	3,603

Total Assets	$904,143	$910,090	$54,660	$328,929	$526,501

Financial Liabilities:
Interest bearing Deposits	$389,779	$390,066	$—	$—	$390,066
Non-interest bearing Deposits	103,966	104,529	—	104,529	—
Time Deposits	269,507	272,591	—	—	272,591

Total Deposits	$763,252	$767,186	$—	$104,529	$662,657

Short-term debt	51,312	51,312	—	—	51,312
Federal Home Loan Bank advances	11,600	11,012	—	—	11,012
Interest payable	288	288	—	—	288
Dividends payable	931	931	—	931	—

Total Liabilities	$827,383	$830,729	$—	$105,460	$725,269

Fair Value Measurements

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities in active markets that the Company has the ability to access.

Available-for-sale securities, when quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2013 (In Thousands)	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,392	$—	$—
U.S. Government agency	—	197,533	—
Mortgage-backed securities	—	42,103	—
State and local governments	—	60,228	12,042

Total Securities Available for Sale	$25,392	$299,864	$12,042

December 31, 2012 (In Thousands)	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$10,568	$—	$—
U.S. Government agency	—	220,200	—
Mortgage-backed securities	—	53,006	—
State and local governments	—	55,723	16,408

Total Securities Available for Sale	$10,568	$328,929	$16,408

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2013 and December 31, 2012, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At September 30, 2013 and December 31, 2012, impaired loans categorized as Level 3 were $1.6 and $4.6 million, respectively. The specific allocation for impaired loans was $423 and $865 thousand as of September 30, 2013 and December 31, 2012, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on September 30, 2013 and December 31, 2012:

		Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2013
(In Thousands)	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for Nine-month period ended September 30, 2013
Impaired loans	$1,562	$—	$—	$1,562	$—

Other real estate owned residential mortgages	$886	$—	$—	$886	$(16)

Other real estate owned commercial	$1,475	$—	$—	$1,475	$(64)

					$(80)

		Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012
(In Thousands)	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2012
Impaired loans	$4,591	$—	$—	$4,591	$(76)

Other real estate owned residential mortgages	$783	$—	$—	$783	$(62)

Other real estate owned commercial	$1,526	$—	$—	$1,526	$(214)

					$(352)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At September 30, 2013 and December 31, 2012, the Company estimates that there is no impairment of these assets, with the exception of mortgage servicing rights. Mortgage servicing rights recognized impairment in one stratum with a charge of $16 thousand in 2012 to expense. The impairment however was eliminated, as of June 30, 2013. Therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

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

The amortization expense for the year ended December 31, 2012 was $312 thousand. Of the $312 thousand to be expensed in 2013, $234 thousand has been expensed as of September 30, 2013.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 ASSET PURCHASES (Continued)

	(In Thousands)
	Knisley	Hicksville	Total
2013	$157	$155	$312
2014	157	155	312
2015	—	155	155
2016	—	155	155
2017	—	79	79

NOTE 4	LOANS

The Company had $689 thousand in loans held for sale as of September 30, 2013 as compared to $2.5 million in loans held for sale on December 31, 2012. Due to lack of materiality, these loans are included in the Consumer Real Estate loans below.

Loan balances as of September 30, 2013 and December 31, 2012:

	(In Thousands)
Loans:	September 30, 2013	December 31, 2012
Commercial real estate	$232,104	$199,999
Agricultural real estate	37,758	40,143
Consumer real estate	79,268	80,287
Commercial and industrial	92,340	101,624
Agricultural	56,752	57,770
Consumer	21,002	20,413
Industrial Development Bonds	4,303	1,299

	523,527	501,535
Less: Net deferred loan fees and costs	(201)	(133)

	523,326	501,402
Less: Allowance for loan losses	(5,030)	(5,224)

Loans - Net	$518,296	$496,178

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following is a maturity schedule by major category of loans as of September 30, 2013:

	Maturities (In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Commercial Real Estate	$36,687	$100,596	$94,821
Agricultural Real Estate	1,987	10,068	25,703
Consumer Real Estate	10,208	12,796	56,264
Commercial/Industrial	58,743	26,504	7,093
Agricultural	31,918	21,995	2,839
Consumer	4,956	12,966	2,879
Industrial Development Bonds	1,900	490	1,913

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2013. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$141,991	$90,113
Agricultural Real Estate	$28,277	$9,481
Consumer Real Estate	$66,464	$12,804
Commercial/Industrial	$72,385	$19,955
Agricultural	$51,662	$5,090
Consumer	$16,686	$4,115
Industrial Development Bonds	$4,303	$—

As of September 30, 2013 and December 31, 2012 one to four family residential mortgage loans amounting to $25.3 and $26.8 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of January 2010 from a high of 2.85% of total loans to a low of ..62% as of September 30, 2013. These percentages do not include nonaccrual loans which are not past due (nonaccruals are not considered past due if current). This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio segment of loans as of September 30, 2013 and December 31, 2012, net of deferred fees:

	(In Thousands)
September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Residential	$847	$106	$339	$1,292	$77,976	$79,268	$—
Ag Real Estate	$—	$88	$—	88	37,670	$37,758	$—
Ag	$—	$—	$—	—	56,752	$56,752	$—
Commercial Real Estate	$—	$975	$571	1,546	230,558	$232,104	$—
Commercial and Industrial	$228	$—	$50	278	96,365	$96,643	$—
Consumer	$14	$18	$—	32	20,769	$20,801	$—

Total	$1,089	$1,187	$960	$3,236	$520,090	$523,326	$—

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Residential	$575	$—	$648	$1,223	$79,064	$80,287	$—
Ag Real Estate	—	—	—	—	40,143	40,143	—
Ag	11	—	—	11	57,759	57,770	—
Commercial Real Estate	—	—	877	877	199,122	199,999	—
Commercial and Industrial	78	—	2,567	2,645	100,278	102,923	—
Consumer	65	7	—	72	20,208	20,280	1

Total	$729	$7	$4,092	$4,828	$496,574	$501,402	$1

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2013 and December 31, 2012:

	(In Thousands)
	September 30 2013	December 31 2012

Consumer Real Estate	$635	$964
Agricultural Real Estate	88	—
Agriculture	—	—
Commercial Real Estate	1,751	877
Commercial and Industrial	434	2,987
Consumer	—	—

Total	$2,908	$4,828

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

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

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by class based on the most recent analysis performed as of September 30, 2013 and December 31, 2012:

	(In Thousands
	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
September 30, 2013
1-2	$3,620	$5,792	$2,506	$2,234	$—
3	13,749	23,382	56,952	22,392	3,959
4	19,523	27,578	161,927	64,002	344
5	743	—	5,065	2,142	—
6	35	—	5,184	1,143	—
7	88	—	470	427	—
8	—	—	—	—	—

Total	$37,758	$56,752	$232,104	$92,340	$4,303

	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2012
1-2	$2,719	$5,022	$4,046	$750	$97
3	15,111	23,525	42,467	21,750	859
4	21,481	29,188	137,537	71,228	343
5	794	35	8,984	3,385	—
6	38	—	6,295	2,202	—
7	—	—	670	2,309	—
8	—	—	—	—	—

Total	$40,143	$57,770	$199,999	$101,624	$1,299

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2013 and December 31, 2012.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	September 30 2013	December 31 2012
Grade
Pass	$78,767	$79,766
Special Mention (5)	—	—
Substandard (6)	216	110
Doubtful (7)	285	411

Total	$79,268	$80,287

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Performing	$3,412	$3,470	$17,364	$16,775
Nonperforming	—	3	25	32

Total	$3,412	$3,473	$17,389	$16,807

Information about impaired loans as of September 30, 2013, December 31, 2012 and September 30, 2012 are as follows:

	(In Thousands)
	September 30, 2013	December 31, 2012	September 30, 2012

Impaired loans without a valuation allowance	$253	$730	$1,145

Impaired loans with a valuation allowance	1,308	3,861	3,371

Total impaired loans	$1,561	$4,591	$4,516

Valuation allowance related to impaired loans	$423	$865	$453
Total non-accrual loans	$2,908	$4,828	$5,260
Total loans past-due ninety days or more and still accruing	$—	$1	$—

Quarter ended average investment in impaired loans	$1,879	$4,468	$4,548

Year to date average investment in impaired loans	$3,521	$3,436	$3,091

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $378 thousand of its impaired loans classified as troubled debt restructured as of September 30, 2013, $627.3 thousand as of December 31, 2012 and as of September 30, 2012.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents three months and nine months ended September 30, 2013.

		(In Thousands)				(In Thousands)
Three Months September 30, 2013 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Nine Months September 30, 2013 Troubled Debt Restructurings	Number of Contracts Modified in the Last 9 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate		$—	$—	Commercial Real Estate	—	$—	$—
Ag Real Estate		$—	$—	Ag Real Estate		$—	$—
Commercial and Industrial		$—	$—	Commercial and Industrial	1	$81	$43

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 3 Months	Recorded Investment		Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 9 Months	Recorded Investment
Commercial Real Estate		$—		Commercial Real Estate		$—
Ag Real Estate		$—		Ag Real Estate		$—
Commercial and Industrial		$—		Commercial and Industrial		$—

The following table represents three months and nine months ended September 30, 2012.

		(In Thousands)				(In Thousands)
Three Months September 30, 2012 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Nine Months September 30, 2012 Troubled Debt Restructurings	Number of Contracts Modified in the Last 9 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate		$—	$—	Commercial Real Estate	1	$1,937	$1,937
Ag Real Estate		$—	$—	Ag Real Estate		$—	$—
Commercial and Industrial	2	$420	$420	Commercial and Industrial	2	$420	$420

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 3 Months	Recorded Investment		Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 9 Months	Recorded Investment
Commercial Real Estate		$—		Commercial Real Estate		$—
Ag Real Estate		$—		Ag Real Estate		$—
Commercial and Industrial		$—		Commercial and Industrial		$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

The following table presents loans individually evaluated for impairment by class of loans for three months ended September 30, 2013.

	In Thousands
Three Months Ended September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$152	$224	$—	$224	$6
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	101	101	—	364	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	372	372	114	273	1
Agriculture real estate	88	88	9	88	—
Agriculture	—	—	—	—	—
Commercial real estate	470	717	219	514	—
Commercial and industrial	378	378	81	416	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$524	$596	$114	$497	$7

Agriculture real estate	$88	$88	$9	$88	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$571	$818	$219	$878	$—

Commercial and industrial	$378	$378	$81	$416	$—

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	In Thousands
Three Months Ended September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$573	$645	$—	$485	$2
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	207	384	—	207	—
Commercial and industrial	365	365	—	365	—
Consumer	—	4	—	—	—
With a specific allowance recorded:				—
Consumer real estate	391	391	69	489	1
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	600	847	—	620	—
Commercial and industrial	2,380	2,380	383	2,380	7
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$964	$1,036	$69	$974	$3

Agriculture real estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$807	$1,231	$—	$827	$—

Commercial and industrial	$2,745	$2,745	$383	$2,745	$7

Consumer	$—	$4	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans for nine months ended September 30, 2013.

	In Thousands
Nine Months Ended September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer Real Estate	$152	$224	$—	$162	$7
Agriculture Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial Real Estate	101	101	—	536	—
Commercial and Industrial	—	—	—	198	—
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	372	372	114	172	4
Agriculture Real Estate	88	88	9	66	—
Agriculture	—	—	—	—	—
Commercial Real Estate	470	717	219	393	—
Commercial and Industrial	378	378	81	1,940	1
Consumer	—	—	—	—	—

Totals:
Consumer Real Estate	$524	$596	$114	$334	$11

Agriculture Real Estate	$88	$88	$9	$66	$—

Agriculture	$—	$—	$—	$—	$—

Commercial Real Estate	$571	$818	$219	$929	$—

Commercial and Industrial	$378	$378	$81	$2,138	$1

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	In Thousands
Nine Months Ended September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer Real Estate	$573	$645	$—	$285	$7
Agriculture Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial Real Estate	207	384	—	207	—
Commercial and Industrial	365	365	—	162	—
Consumer	—	4	—	—	—
With a specific allowance recorded:
Consumer Real Estate	391	391	69	427	1
Agriculture Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial Real Estate	600	847	—	662	—
Commercial and Industrial	2,380	2,380	383	1,345	10
Consumer	—	—	—	3	—

Totals:
Consumer Real Estate	$964	$1,036	$69	$712	$8

Agriculture Real Estate	$—	$—	$—	$—	$—

Agriculture	$—	$—	$—	$—	$—

Commercial Real Estate	$807	$1,231	$—	$869	$—

Commercial and Industrial	$2,745	$2,745	$383	$1,507	$10

Consumer	$—	$4	$—	$3	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012
Allowance for Loan Losses
Balance at beginning of year	$5,224	$5,091
Provision for loan loss	582	738
Loans charged off	(1,008)	(891)
Recoveries	232	286

Allowance for Loan & Leases Losses	$5,030	$5,224

Allowance for Unfunded Loan Commitments & Letters of Credit	$169	$162

Total Allowance for Credit Losses	$5,199	$5,386

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

Additional analysis related to the allowance for credit losses for three months ended September 30, 2013 is as follows:

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total

Three Months Ended September 30, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$361	$115	$277	$1,460	$2,138	$266	$187	$680	$5,484
Charge Offs	(12)	—	—	—	(513)	(122)	—	—	$(647)
Recoveries	6	—	1	—	17	53	—	—	$77
Provision	52	(1)	4	523	(313)	76	—	(38)	$303
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(18)	—	$(18)

Ending Balance	$407	$114	$282	$1,983	$1,329	$273	$169	$642	$5,199

Ending balance: individually evaluated for impairment	$114	$9	$—	$219	$80	$—	$—	$—	$422
Ending balance: collectively evaluated for impairment	$293	$105	$282	$1,764	$1,249	$273	$169	$642	$4,777

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$79,268	$37,758	$56,752	$232,104	$96,643	$20,801	$—	$—	$523,326

Ending balance: individually evaluated for impairment	$525	$88	$—	$571	$378	$—	$—	$—	$1,562
Ending balance: collectively evaluated for impairment	$78,743	$37,670	$56,752	$231,533	$96,265	$20,801	$—	$—	$521,764

Ending balance: loans acquired with deteriorated credit quality	$539	$—	$—	$—	$—	$—	$—	$—	$539

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total

Three Months Ended September 30, 2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$460	$92	$275	$1,722	$1,856	$283	$141	$348	$5,177
Charge Offs	(92)	—	(6)	—	—	(142)	—	—	$(240)
Recoveries	23	—	1	3	5	71	—	—	$103
Provision	(38)	(1)	14	64	14	59	—	123	$235
Other Non-interest expense related to unfunded	—	—	—	—	—	—	8	—	$8

Ending Balance	$353	$91	$284	$1,789	$1,875	$271	$149	$471	$5,283

Ending balance: individually evaluated for impairment	$69	$—	$—	$—	$383	$—	$—	$—	$452
Ending balance: collectively evaluated for impairment	$284	$91	$284	$1,789	$1,492	$271	$149	$471	$4,831

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$81,041	$32,221	$56,581	$198,856	$101,553	$21,052	$—	$—	$491,304

Ending balance: individually evaluated for impairment	$964	$—	$—	$807	$2,745	$—	$—	$—	$4,516
Ending balance: collectively evaluated for impairment	$80,077	$32,221	$56,581	$198,049	$98,808	$21,052	$—	$—	$486,788

Ending balance: loans acquired with deteriorated credit quality	$547	$—	$—	$—	$—	$—	$—	$—	$547

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis related to the allowance for credit losses for nine months ended September 30, 2013 is as follows:

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total

Nine Months Ended September 30, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$368	$113	$290	$1,749	$2,183	$268	$162	$253	$5,386
Charge Offs	(112)	—	—	(64)	(513)	(319)			$(1,008)
Recoveries	15	—	5	1	73	139			$233
Provision	136	1	(13)	297	(414)	185	—	389	$581
Other Non-interest expense related to unfunded	—	—	—	—	—	—	7	—	$7

Ending Balance	$407	$114	$282	$1,983	$1,329	$273	$169	$642	$5,199

Ending balance: individually evaluated for impairment	$114	$9	$—	$219	$80	$—	$—	$—	$422
Ending balance: collectively evaluated for impairment	$293	$105	$282	$1,764	$1,249	$273	$169	$642	$4,777

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$79,268	$37,758	$56,752	$232,104	$96,643	$20,801	$—	$—	$523,326

Ending balance: individually evaluated for impairment	$525	$88	$—	$571	$378	$—	$—	$—	$1,562
Ending balance: collectively evaluated for impairment	$78,743	$37,670	$56,752	$231,533	$96,265	$20,801	$—	$—	$521,764

Ending balance: loans acquired with deteriorated credit quality	$539	$—	$—	$—	$—	$—	$—	$—	$539

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total

Nine Months Ended September 30, 2012
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$261	$140	$266	$2,088	$1,947	$315	$130	$74	$5,221
Charge Offs	(185)	—	(6)	(97)	—	(351)	—	—	$(639)
Recoveries	52	—	11	5	24	148	—	—	$240
Provision	225	(49)	13	(207)	(96)	159	—	397	$442
Other Non-interest expense related to unfunded	—	—	—	—	—	—	19	—	$19

Ending Balance	$353	$91	$284	$1,789	$1,875	$271	$149	$471	$5,283

Ending balance: individually evaluated for impairment	$69	$—	$—	$—	$383	$—	$—	$—	$452
Ending balance: collectively evaluated for impairment	$284	$91	$284	$1,789	$1,492	$271	$149	$471	$4,831

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$81,041	$32,221	$56,581	$198,856	$101,553	$21,052	$—	$—	$491,304

Ending balance: individually evaluated for impairment	$964	$—	$—	$807	$2,745	$—	$—	$—	$4,516
Ending balance: collectively evaluated for impairment	$80,077	$32,221	$56,581	$198,049	$98,808	$21,052	$—	$—	$486,788

Ending balance: loans acquired with deteriorated credit quality	$547	$—	$—	$—	$—	$—	$—	$—	$547

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NATURE OF ACTIVITIES

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continue to experience a higher level of unemployment as compared to the national average. All averages both local and national however, show a slight downward trend. The agricultural industry continued its strong performance in 2013 as evidenced by strengthened financial statements. Automotive showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving. Loan growth occurred during the third quarter and the Bank finally surpassed the loan balances of year end 2012. New 1-4 family residential and construction remain weak and refinancing activity is also below the level of same period 2012.

The Bank opened its 20th office during the second quarter of 2013. The office is located in Waterville, Ohio and was a natural extension of the Bank’s market area. The office provides the full range of services discussed below. The Bank prepares to add its 21st office in the fourth quarter of 2013 through acquisition. The office is located in Custar, Ohio and will also provide a full range of services and fits well with the Bank’s footprint.

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

At September 30, 2013, we had 249 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

2013 IN REVIEW

Net interest income improved during the third quarter of 2013 as compared to the second quarter of 2013 and was only $31 thousand behind third quarter 2012. This was accomplished due to increased loan balances and lower borrowing levels for the quarter. Most of the loan growth occurred closer to the end of the quarter so the full benefit to interest income won’t occur until the fourth quarter.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION (Continued)

During the 1st quarter, the largest improvement in the non-interest income arena was the net gain on sale of loans; sales of 1-4 family and agricultural real estate loans were an extension of 2012’s heightened activity level. Due to the continued low rate environment, the Company’s customers were able to refinance their loans and lower their payments and/or reduce the term of the loan. During the second and third quarter, gain on sale of securities bolstered the noninterest income and was the largest improvement in the quarters.

Total allowance provision for loan losses was $140 thousand higher than 2012. Loan growth and charge-offs warranted additional provision expense be taken in the third quarter. Impaired loans decreased $3 million from December 31, 2012 levels. The same comparison applied for nonaccrual loans, showing an improvement in lower balances by $1.9 million than December 31, 2012. Past dues decreased by almost $1.6 million in comparing September 30, 2013 to December 31, 2012 balances. Overall, the Company continues to work on the collection of these loans and looks forward to continuing to decrease the exposure during 2013.

All rates remain low and are expected to remain low throughout 2013. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. The transactions have modestly extended the duration of the investment portfolio. For all of 2012, the recognized gain was $852 thousand, of which $30 thousand was recognized in the third quarter. For third quarter 2013, the Company has recognized gains of $134 thousand bringing the total for 2013 to $732 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized market gain position the last three years. Additional sales in fourth quarter 2013 will be executed to fund loan growth which management expects to continue through the fourth quarter and into the first quarter of 2014. The market value of the security portfolio has declined as evidenced by the high negative comprehensive income reported on the income statement. Additional opportunity to sell investment securities for a gain is limited for the remainder of 2013.

The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence still remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well. Drought conditions existed in the majority of the market area we service during 2012. 2013 brought increased moisture and storms. Crop insurance and two previous years of strong yields lessened any negative impact on our agricultural portfolio. Though crop yields in 2012 were down, prices were higher than a year earlier which helped lessen the financial impact. Though water levels have not yet returned to pre-drought levels, the outlook remains optimistic for 2013 agricultural activity.

Overall, profitability in the third quarter of 2013 was down as compared to the same quarter last year. In year-to-date comparisons, net income is down 7% or $543 thousand. Noninterest income was up 10.6% over the same period 2012. The Company has done an exceptional job of recognizing opportunities to provide services and products that the low rate environment made possible. These opportunities are further discussed in the Material Changes in Results of Operations. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

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

These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) and the valuation of its Mortgage Servicing Rights and Other Real Estate Owned (OREO) as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan carrying amount at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At September 30, 2013, holdings were $2.4 million and were $2.3 million as of December 31, 2012 and $3.1 million as of September 30, 2012.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES (Continued)

mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. Management, with the advice from its third party valuation firm reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter’s analysis related to the mortgage servicing asset. In addition, based upon the independent third party’s valuation of the Company’s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights. For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of September 30, 2013 to that of December 31, 2012, the cash equivalent liquidity of the Bank has decreased by approximately $22.6 million and still remains strong. The size of the Bank is smaller by a similar amount of $18.5. The decrease in liquidity also corresponds to a lower balance in the lowest interest yielding category. During the nine months of 2013, net loans have increased $22.1 million even with a $10 million decrease stemming from the repayment on a line of credit by a single borrowing relationship which was expected and which happens each year at this time. The fact that loan levels increased in light of the anticipated yearly reduction is a positive factor towards future improvement to profitability.

The Company’s decrease in size was due to lower liability balances within deposits and FHLB borrowings. The Company has an unsecured borrowing capacity of $95.3 million through correspondent banks and over $128.0 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value. The charts that follow do not include stock.

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

As the chart below shows, there were only minor amounts of securities in a loss position as of September 30, 2013.

	(In Thousands)
September 30, 2013	Less Than Twelve Months		Twelve Months & Over	(In Thousands)
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(733)	$25,392	$—	$—
U.S. Government agency	(3,301)	109,333	—	—
Mortgage-backed securities	(371)	16,355	—	—
State and local governments	(406)	12,450	—	—

A large fluctuation in the market value of the securities occurred during the third quarter causing the unrealized gain position to decrease significantly. Management recognized the change in the market early and was quick to capture the gain before it fluctuated to an unrealized loss position. Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio.

The following chart shows the breakdown of the unrealized gain or loss associated within each category of the investment portfolio as of September 30, 2013.

	(In Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$26,125	$—	$(733)	$25,392
U.S. Government agency	199,284	1,550	(3,301)	197,533
Mortgage-backed securities	41,682	792	(371)	42,103
State and local governments	69,801	2,875	(406)	72,270

	$336,892	$5,217	$(4,811)	$337,298

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The following table shows the maturity schedule of the security portfolio as of September 30, 2013

	(In Thousands)
	September 30, 2013
	Amortized Cost	Fair Value
One year or less	$5,803	$5,818
After one year through five years	168,097	169,486
After five years through ten years	110,821	108,284
After ten years	10,489	11,607

Subtotal	$295,210	$295,195
Mortgage Backed Securities	41,682	42,103

Total	$336,892	$337,298

As previously stated, net loans show an increase for the nine months ended September 30, 2013, which reverses the trend in declining loan balances which the Bank experienced all throughout fiscal year 2012 and up through the second quarter 2013. The Bank achieved the increase in spite of charged-offs aggregating $1.0 million during the nine month period. Growth came within commercial and consumer real estate portfolios with the remaining portfolios showing decreases. The balance of the decrease in the other loan portfolios was due to the pay down, payoff or refinancing of loans. Loan sales into the secondary market have also impacted the consumer and agricultural real estate portfolios. Year to date, the Bank has sold approximately $58.0 million of loans into the secondary market, while originating only $54.9 million of the loans during the same nine month period as demonstrated in the cash flow statement for the period. Agricultural real estate accounted for just under one fourth of the activity with 1-4 family representing the majority. Both portfolios include a large portion of refinancing. The trend of decreasing loan balances is not unique to this year as the chart to follow shows the decreasing 2012 trend and shows an uptick for September 2013 as compared to September 2012. The Bank is also closer to reversing the trend after our third quarter activity when comparing to yearend. The Bank’s pipeline of loans has increased, driven by opportunities for new relationships as business activity begins to reflect a more optimistic opinion of the economy and larger financial institutions downsize certain portfolios.

The chart below shows the breakdown of the loan portfolio by category less deferred loan fees and costs as of September 30 for the last three years.

	(In Thousands)
	September 2013 Amount	September 2012 Amount	September 2011 Amount
Commercial Real Estate	$232,104	$198,856	$201,167
Agricultural Real Estate	37,758	32,221	31,806
Consumer Real Estate	79,268	81,041	80,607
Commercial and Industrial	92,340	100,126	112,542
Agricultural	56,752	56,581	54,134
Consumer, Overdrafts and other loans	20,801	21,052	23,861
Industrial Development Bonds	4,303	1,427	1,347

Total Loans	$523,326	$491,304	$505,464

The Commercial and Industrial portfolio shows the largest decrease of $7.8 million in balance as of September 30, 2013 compared to September 30, 2012. Agricultural real estate shows an increase of $5.5 million. Commercial real estate showed the largest improvement in balances of $33.2 million which was higher than the two previous quarters’ comparison increases of $12.3 million and of $8.7 million. Overall, loans increased $32.0 million as compared to the same period last year and increased $17.9 million as compared to September 30, 2011.

Overall, total assets of the Company decreased $18.5 million from December 31, 2012 to September 30, 2013.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Deposits decreased $17.7 million with the largest decrease of $28.1 million in the time deposits. The largest increase in the deposit portfolio of $8.8 million was in the savings portfolio due to the continuing popularity of the KASASA program. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts. In 2010, the Bank strengthened its line of deposit products by adding additional products which added additional options to its already highly successful Reward Checking, which was renamed KASASA Cash. The additional options include KASASA Saver, KASASA Giver and KASASA ITunes. KASASA Saver, whose product utilizes a higher yielding rate than the Bank’s regular saving account, is the reason behind the retention and increase of dollars in savings. These continue to be the deposits of choice and attract not only new money from existing customers but new customers to the Bank.

The Certificate of Deposit (COD) portfolio has decreased $28.1 million during the first nine months of 2013, which is part of the reason why the Bank continues to decrease the cost of funds. Through its pricing, the Bank has limited its attractiveness to short-term rate shoppers and foresees continuing this strategy through the remainder of 2013. This is demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATION – Interest Expense”.

The Bank paid off $5.1 million in FHLB advances which had matured during 2012 and made principal payments and payoffs totaling $4.5 million so far in 2013 with an additional pay off of $2.6 million early in the fourth quarter. This too should lower the cost of funds. Securities sold under agreement to repurchase increased $10.0 million during the first nine months of 2013 as compared to year end.

Capital decreased a modest $2.5 million from year-end during the nine months of 2013. Positive earnings offset by a significant decrease in accumulated other comprehensive income are the factors behind the decrease. Comprehensive income decreased $5.8 million which encompassed the shift of $732 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid year-to-date were $127 thousand higher the same period last year.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	11.66%
Tier I Leverage Ratio	11.15%
Risk Based Capital Tier I	16.61%
Total Risk Based Capital	17.45%
Stockholders’ Equity/Total Assets	11.61%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for nine month periods ended September 30, 2013 and 2012.

Noninterest income for the third quarter 2013 was not high enough to offset the loss of interest income. As a result, net income was $376 thousand lower than 2012’s third quarter. The $789 thousand higher balance in noninterest income was on a year-to-date comparison driven primarily by (i) an increase in the gain on sale of securities of $533 thousand, (ii) a $339 thousand lower loss on sale of assets and (iii) smaller improvements in the remainder of categories in the range of $61 to $263 thousand. The increase in the aggregate number of checking and savings accounts has been the principal factor behind the increase in customer service fees for the two periods.

Net interest income after the provision for loan expense for the quarter ended September 30, 2013 was down $845 thousand from the nine-month period ended September 30, 2012. The decrease in total interest income for the comparison of the two periods was $705 thousand less than the decrease in total interest expense, making it the principal driver behind the overall decrease. The provision for loan loss expense was approximately $140 thousand higher than same period 2012.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Noninterest expense was higher by $652 thousand in comparison largely due to the addition of the Waterville office. The number of full time equivalent employees was 245 as of September 30, 2012 compared to 249 as of September 30, 2013.

Overall, the performance for the year-to-date comparison had lower bottom line income of $543 thousand caused by an office being added along with lower loan to asset ratios. 2013 continues to showcase the issue of lower interest income being offset by strong noninterest revenue. Improvement in the loan to asset ratio for the fourth quarter forecasts a stronger finish to the year.

Interest Income

Annualized interest income and yield on earning assets is down 31 basis points in 2013 as compared to September 30, 2012. While the average total earning assets were only higher by less than 1% for $797 thousand than the prior year, the decrease in interest income resulted primarily from the decreased yields of the Company’s earning assets. As the table that follows confirms, the decrease in the rate of the interest earning portfolios from loans to investments caused a lower September 2013 yield in loans and securities thereby causing lower interest income. The increased volume in the security portfolio did not offset the loss in interest income due to rate changes. The portfolio continues to have calls due to the low rate environment. Prepayment speeds remain high on mortgage-backed securities. These may slow as the Bank’s refinancing activity has and long term rates inch higher.

Overall, interest income from loans was down $1.8 million in comparing the nine months ended September 30, 2013 to same period 2012 which accounts for the majority of the overall drop in interest income. This emphasizes the importance of increasing higher yielding loan balances and the need to find good loans with which to rebuild the portfolio.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	September 30, 2013		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2013	September 30, 2012
Loans	$494,627	$18,411	5.00%	5.44%
Taxable Investment Securities	295,580	3,510	1.58%	1.68%
Tax-exempt Investment Securities	63,208	1,362	4.35%	4.53%
Fed Funds Sold & Interest Bearing Deposits	19,490	28	0.19%	0.18%

Total Interest Earning Assets	$872,905	$23,311	3.69%	3.98%

Change in September 30, 2013 Interest Income Compared to September 30, 2012

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$(1,754)	$(6)	$(1,748)
Taxable Investment Securities	(121)	53	(174)
Tax-exempt Investment Securities	(90)	(34)	(56)
Fed Funds Sold & Interest Bearing Deposits	(3)	(4)	1

Total Interest Earning Assets	$(1,968)	$9	$(1,977)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Interest Expense

Interest expense continued to be lower than the comparable nine months of 2012. Interest expense related to deposits was down $1.0 million while the average interest-bearing deposit balance decreased by $7.8 million in comparing the balances of each nine month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-six months. However, depositors continue to place more funds in shorter term deposits while they wait for rates to rise or move funds elsewhere. KASASA Cash and Saver along with HSA’s helped to increase the savings average deposit balances by $25.6 million.

Interest on borrowed funds was $238 thousand lower for the nine month period ended September 30, 2013 than 2012. More borrowings from Federal Home Loan Bank were paid off during 2012 and 2013, making the average balance in other borrowed money considerably lower by $11.3 million in 2013 in comparison. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had similar balances in 2013 and 2012 making the fluctuation cost a minimal $1 thousand.

For the same comparison as last year, the decrease in interest expense did not outpace the decrease in interest income. It remains a focus for improvement in 2013. Asset yield decreased 31 basis points while cost of funds decreased 22 basis points. The main focus is to increase asset yield by using excess cash and the liquidation of lower yielding investments to fund loan growth.

	(In Thousands)
	September 30, 2013		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	September 30, 2013	September 30, 2012
Savings Deposits	$397,616	$1,118	0.38%	0.55%
Other Time Deposits	255,976	2,111	1.10%	1.25%
Other Borrowed Money	7,326	133	2.42%	2.65%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	52,653	184	0.46%	0.47%

Total Interest Bearing Liabilities	$713,571	$3,546	0.66%	0.88%

Change in September 30, 2013 Interest Expense Compared to September 30, 2012

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$(425)	$48	$(473)
Other Time Deposits	(600)	(184)	(416)
Other Borrowed Money	(238)	(137)	(101)
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	—	2	(2)

Total Interest Bearing Liabilities	$(1,263)	$(271)	$(992)

Net Interest Income

Net interest income is lower in the nine month comparison, which is the same position as yearend 2012’s comparison to yearend 2011. The issue of earning less per earning asset dollar still remains as evidenced by a 26 basis point lower net interest margin ratio when comparing year-to-date 2013 to 2012. The tables above demonstrate that the decline in net interest income is primarily a result of continued interest rate compression that results from falling rates impacting yields on assets more dramatically than rates paid on liabilities.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Management expects the current interest rate environment to continue to further compress the Company’s interest margins throughout the remainder of the fiscal year. As a result, interest income, in comparison to 2012, may remain behind throughout the year even if a higher level of loan growth does continue in the fourth quarter. The Bank continues to attempt to add spread on renewing loans while loan growth is needed to improve the overall numbers. Interest expense on time deposits should also continue to show a decrease until depositors begin to transition back into longer-term deposits. Should rates begin to rise, the challenge will be to delay the pricing up of deposits in order to allow the Bank to generate a greater spread from the increased yield on its earning assets.

Provision Expense

Provision for loan loss was $140 thousand higher for the nine months ended September 30, 2013 as compared to the same 2012 period. A higher net charge-off position in 2013 than in 2012 along with third quarter loan growth warranted the increased provision to the loan loss reserve. The balance in nonaccrual loans decreased $1.9 million along with a decrease of $3.0 million in impaired loan balances as of September 30, 2013 as compared to the balances as of December 31, 2012. In comparing to September 30, 2012, nonaccrual balances decreased $2.4 million and impaired loan balances decreased $3.0 million. Provision expense related to those increased balances was recognized in the later time periods of 2012. The overall loan portfolio was also $32.0 million higher as of September 30, 2013 compared to September 30, 2012. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts below will show for 2013 and 2012, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period and 2013 had a larger net charge-off position than 2012.

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

Looking at the balance in impaired loans, it shows the Bank has recognized a significant decrease in the overall balance of impaired loans when looking at September 2013 compared to September 2012. A positive factor can also be seen in the decrease in the current average balance during 2013 as compared to yearend December 2012. This is due mainly to the collection of principal from the sale of collateral from borrowers and continual collection of payments on these borrowers classified as impaired.

An increase in the impaired loans with a valuation allowance occurred during the second quarter 2012 related to two relationships of $2.4 million, one comprising $2.3 million. That same relationship was dissolved during the third quarter 2013 and was the main factor behind the lower balances of impaired loans in 2013.

The Bank had $378 thousand of its impaired loans classified as troubled debt restructured as of September 30, 2013. No new impaired relationships were added during the third quarter and five were removed. The change resulted in $3.0 million less in impaired balances; however the specific allocation balance was decreased by $634 thousand due to the removals.

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

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate. Commercial and industrial loans accounted for the largest component of charge-offs and consumer activity has accounted for the largest component of recoveries in third quarter 2013 as compared to 2012. As was mentioned in previous discussion, the commercial and commercial real estate portfolios are having a major impact on the ALLL, one through charge-off activity and the other due to growth of balances.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents activities for the allowance for loan losses by loan type for three months ended September 30, 2013, 2012, and 2011.

	(In Thousands)
	Three Months Ended September-13	Three Months Ended September-12	Three Months Ended September-11
Loans	$523,326	$491,304	$505,464

Daily average of outstanding loans	$504,063	$492,125	$499,122

Allowance for Loan Losses - July 1	$5,297	$5,036	$5,489
Loans Charged off:
Commercial Real Estate	—	—	55
Ag Real Estate	—	—	—
Consumer Real Estate	12	92	190
Commercial and Industrial	513	—	180
Agricultural	—	6	—
Consumer & other loans	122	142	99

	647	240	524

Loan Recoveries
Commercial Real Estate	—	3	1
Ag Real Estate	1	—	—
Consumer Real Estate	5	23	25
Commercial and Industrial	17	5	5
Agricultural	1	1	—
Consumer & other loans	53	71	49

	77	103	80

Net Charge Offs	570	137	444
Provision for loan loss	303	235	92
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - September 30	$5,030	$5,134	$5,137
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30	169	149	156

Total Allowance for Credit Losses - September 30	$5,199	$5,283	$5,293

Ratio of net charge-offs to average Loans outstanding	0.11%	0.03%	0.09%

Ratio of Allowance for Loan Loss to Nonperforming Loans	173.00%	97.62%	76.86%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents activities for the allowance for loan losses by loan type for nine months ended September 30, 2013, 2012, and 2011.

	(In Thousands)
	Nine Months Ended September-13	Nine Months Ended September-12	Nine Months Ended September-11
Loans	$523,326	$491,304	$505,464

Daily average of outstanding loans	$494,627	$494,860	$506,045

Allowance for Loan Losses - January 1	$5,224	$5,091	$5,706
Loans Charged off:
Commercial Real Estate	64	—	210
Ag Real Estate	—	—	—
Consumer Real Estate	112	185	380
Commercial and Industrial	512	97	1,496
Agricultural	—	6	24
Consumer & other loans	320	351	268

	1,008	639	2,378

Loan Recoveries
Commercial Real Estate	1	5	30
Ag Real Estate	—	—	—
Consumer Real Estate	15	53	48
Commercial and Industrial	71	23	11
Agricultural	5	11	65
Consumer & other loans	140	148	134

	232	240	288

Net Charge Offs	776	399	2,090
Provision for loan loss	582	442	1,522
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - September 30	$5,030	$5,134	$5,138
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30	169	149	156

Total Allowance for Credit Losses - September 30	$5,199	$5,283	$5,294

Ratio of net charge-offs to average Loans outstanding	0.16%	0.08%	0.41%

Ratio of Allowance for Loan Loss to Nonperforming Loans	173.00%	97.61%	76.87%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for nine months ended September 30, 2013 and September 30, 2012.

	(In Thousands		(In Thousands)
Balance at End of Period Applicable To:	September-2013 Amount	% of Porfolio	September-2012 Amount	% of Porfolio
Commercial Real Estate	$1,983	44.36	$1,789	40.47
Ag Real Estate	114	7.22	91	6.56
Consumer Real Estate	407	15.15	353	16.50
Commercial and Industrial	1,329	17.64	1,875	20.38
Agricultural	282	10.84	284	11.52
Consumer, Overdrafts and other loans	273	3.97	271	4.28
Unallocated	642	0.82	471	0.29

Allowance for Loan & Lease Losses	$5,030		$5,134
Off Balance Sheet Commitments	169		149

Total Allowance for Credit Losses	$5,199		$5,283

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to .62% as of the end of September 2013. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

Non-interest Income

Non-interest income was higher for the nine months ended September 30, 2013 as compared to same period in September 30, 2012. Improvement in non-interest income was reached in all categories from customer service fees to net gain on sale of securities with the exclusion of net gain on sales of loans. The increase in the checking and savings portfolios in terms of number of accounts in 2013 as compared to 2012 has been one of the main factors behind the maintaining of and additional collection of fees. Increases came from debit card usage during the first nine months of 2013 providing approximately $248 thousand more in revenue than for the first nine months of 2012. This revenue stream is very important to the Bank and its ability to offer ‘free’ checking accounts to our customers.

Net gain on sale of securities represented the largest improvement in noninterest income, up $533 thousand as of third quarter end 2013 compared to third quarter end 2012. As the market rates for long term assets began to rise, the Bank began to see the unrealized gain on the market value of securities erode. At the end of May and beginning of June, the Bank decided to capture some of the gain before the opportunity evaporated. During the third quarter the Bank sold off investments to fund loan growth and $134 thousand was recognized.

The Bank was able to continue to take advantage of the opportunity to recognize gains from the sales of securities without impacting the yield of the investment portfolio by marginally extending the maturity duration. The gain in 2013 was based on security sales of $63.6 million.

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

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	2013	2012
Beginning Balance, January 1	$2,063	$2,071
Capitalized Additions	366	384
Amortization	(345)	(372)

Ending Balance, September 30	2,084	2,083
Valuation Allowance	—	—

Mortgage Servicing Rights, net September 30	$2,084	$2,083

Loss on sale of assets was lower by $339 thousand as of third quarter end 2013 as compared to same period 2012. This represents an improvement in non-interest income for the period. This line item includes losses from sales of assets, losses from write-downs to the Bank’s Other Real Estate Owned (ORE) and losses resulting from the loss or disposal of fixed assets, though the fixed asset sales are inconsequential. Holdings in ORE decreased to $757 thousand as of September 30, 2013 compared to holdings of $3.1 million as of September 30, 2012. Activity on sales of ORE has increased in 2013 and the Bank expects this to continue throughout the remainder of 2013 and decrease the holdings even further.

Overall non-interest income improved $789 thousand for the nine months of operations in 2013 as compared to 2012. It is expected to continue through 2013, specifically in the area of loss on sale of other assets owned.

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

	(In Thousands)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net Unrealized gain (loss) on available-for-sale securities	$(8,094)	$1,672
Reclassification adjustment for gain on sale of available-for-sale securities	$(732)	$(199)

Net unrealized gains (losses)	$(8,826)	$1,473

Tax Effect	$3,001	$(501)

Other comprehensive income (loss)	$(5,825)	$972

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2013 was only $652 thousand higher than for the same period of 2012. The largest individual increase in expense is related to the salaries and wages. Salaries and wages were higher by $374 thousand during the nine months as compared to the same time frame of 2012. Base pay was higher by 3.7% or $84.4 thousand in 2013 than 2012 with the number of full time equivalent employees having increased from 247 as of September 30, 2012 to 249 as of September 30, 2013. This percentage is in line with the small increases that were authorized to be implemented throughout the organization for higher performing employees. Pension and other employee benefits decreased by $12 thousand in the same time period. Medical costs increased by $69.5 thousand for the nine months ended September 30, 2013 as compared to September 30, 2012. This was due to a higher level of claims accompanied by higher insurance premiums for plan year 2013. Occupancy expense decreased $150 thousand as compared to 2012.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-Interest Expense (Continued)

A decrease occurred of $204 thousand in the amortization expense of mortgage servicing rights. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. Of the sales and originations shown in the cash flow, $40.4 million were originated and $42.3 million sold from the 1-4 family portfolio which had mortgage servicing rights attached. These were down from $68.2 million in originations and $68.1 million in sales from the same portfolio as of third quarter 2012. Therefore, amortization expense from refinancing activity would be expected to be lower, which it is.

Other general and administrative expenses were higher during the nine months for 2013 by $475 thousand; as compared to the same nine months 2012. Almost 40%, $184.9 thousand, of the increase is attributed to loan collection fees, including legal. Overall non-interest expense was just $652 thousand higher in 2013 than in 2012. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was down $543 thousand for the nine months ended September 30, 2013, compared to the same period of 2012. The improvement in asset quality that has occurred over the last two years along with lower loan balances enabled the Company to have low levels of provision expense until third quarter 2013. Provision was increased during the quarter due to increased charge-offs and loan growth and was $140 thousand higher than 2012 on a comparable year-to-date. This coupled with the decrease on ORE write-down and losses summarized in gain/loss on sale of other assets owned of $339 thousand less in 2013 than in 2012, increased gain on sale of investments of $533 thousand in 2013 over 2012, are the largest factors behind the decrease not being larger. Obviously, the gain on sale of securities plays a role in the improvement and the Company is fortunate that the opportunity existed to capture income that has been used to improve profitability the last two years. The decrease in net interest income is proof of the importance of the effect of balance sheet mix as the low loan balances continue to impact overall asset yield.

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

Comparison of Results of Operations for the quarters ended September 30, 2013 and September 30, 2012.

In a reverse of what had been reported for the prior quarter comparisons of 2013, noninterest income was not higher than same quarter 2012. Noninterest income was $69 thousand lower in the quarter comparisons. The decline of the gain on sales of loans was the main difference. Refinancing activity of 1-4 family real estate slowed considerable as long term rates were higher than the year prior. Agricultural real estate sales also slowed as the government struggled to pass a farm bill of which FSA guarantees are a part of the guarantees relied upon to make the sales in the secondary market attractive. Gain on sales of loans was $426 thousand lower in third quarter 2013 as compared to same quarter 2012.

In comparing changes in the balance sheet composition from second quarter to third quarter-end 2013, the two most important ones are the net loans from the asset side and accumulated comprehensive income from the capital section. This statement would also hold true when comparing the September 30th balances of 2012 to 2013.

Net loans show an increase in both circumstances, which is a step in the desired direction. The increase is wider this quarter than the prior quarters’ $32.1 million in year to year comparison, and is an increase in comparing 2013 quarter-end balances of $22.1 million. The operative word in both instances is “increase”. Interest income on loans was up $155 thousand for the third quarter as compared to the second quarter 2013. The Bank is anticipating it may be the start of a new trend that will help to bolster long-term profitability.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Accumulated comprehensive income has experienced the opposite and is significantly lower at September 30, 2013 by $7.1 million compared to September 30, 2012 and by $160 thousand compared to June 30, 2013. This basically signifies that only a small opportunity or not one at all, exists to recognize additional income from gain on sale of investments, especially, if future income is not to be jeopardized by the sale. As the income statement has shown, this has been a portion of non-interest income for many recent years. This fluctuation also stresses the importance of why community banks did not want it to be a part of the Basel III capital rules to be implemented in the coming years: it can be a very volatile portion of capital and play havoc with meeting regulatory guidelines without much warning.

In comparing September quarterly results for 2012 and 2013, net interest income is lower in 2013 by just $31 thousand, which is an improvement over second quarter’s comparison of $291 thousand. The increased loan balances helped to lessen the gap. Interest expense was lower by $403 thousand due to the lower rate on deposits and lower time deposit balances.

Noninterest expense was separated by $365 thousand in comparing the two periods. Third quarter 2013 was higher than 2012. Fluctuation by category was limited with the largest being $142 thousand in other general and administrative. Legal and consulting fees for the Waterville office along with the preparation for the acquisition to occur in the fourth quarter contributed to the increase.

For third quarter comparison, net income was down $376 thousand in 2013 as compared to 2012. Earnings per share were different by seven cents. Dividends declared matched at twenty cents per share. As discussed previously, the largest fluctuation in the quarter comparison relates to other comprehensive income, a loss of $748 thousand in the market value of securities for 3 months ended September 30, 2013 and September 30, 2012.

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

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate

2.87%	-2.56%	Rising	3.00%	25,808	-0.70%
2.90%	-1.71%	Rising	2.00%	25,766	-0.87%
2.88%	-2.45%	Rising	1.00%	25,425	-2.18%
2.95%	0.00%	Flat	0.00%	25,991	0.00%
2.70%	-8.57%	Falling	-1.00%	23,787	-8.48%
2.55%	-13.48%	Falling	-2.00%	22,519	-13.36%
2.37%	-19.68%	Falling	-3.00%	20,974	-19.30%

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

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended September 30, 2013

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2013 to 7/31/2013	—	—	—	196,500

8/1/2013 to 8/31/2013	—	—	—	196,500

9/1/2013 to 9/30/2013	30,000	21.90	30,000	166,500

Total	30,000	21.90	30,000	166,500

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 18, 2013. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 18, 2013 and December 31, 2013.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification – CEO

31.2	Rule 13-a-14(a) Certification – CFO

32.1	Section 1350 Certification – CEO

32.2	Section 1350 Certification – CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: October 30, 2013	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: October 30, 2013	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO