Form 10-K
period 2013-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2014-02-26
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $100,384,670.10.

As of February 25, 2014, the Registrant had 5,200,000 shares of common stock issued of which 4,638,438 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

**	The following materials from Farmers & Merchants Bancorp, Inc. on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.
**	(1) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Total Pages:	102

Forward Looking Statements

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

Nature of Activities

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continued to experience decreasing unemployment. After reaching a high of 11% unemployment for Ohio in March 2010 and Indiana reaching its high in August 2010 at 10.20%, the unemployment rate decreased over the ensuing months and closed the most recent fiscal year at 6.6% for Ohio and 6.9% for Indiana. Both of the rates remain above the national average of 6.5%. The agricultural industry continued its strong performance in 2013. Overall, business profits are improving. However, the origination of new 1-4 family residential and construction loans remains weak. The consumer confidence index reached a four year high at 73.1% in October. However, it dropped in December to 65.1%. December 2013 ended at 77.5% with confidence appearing to be favorable going into 2014 in terms of rising expectations for an improving economy.

The Farmers & Merchants State Bank engages in general commercial banking business. Its activities include commercial, agricultural and residential mortgage, consumer and credit card lending activities. Because the Bank’s offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for such items as autos, trucks, recreational vehicles, motorcycles. With the expansion into newer market areas, the most recent increases in loan activity have been in commercial real estate, providing operation lines of credit and machinery purchases.

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, ATM’s (automated teller machines) are provided at most branch locations along with other independent locations including major employers and hospitals in the market area. The Bank has custodial services for IRA’s (Individual Retirement Accounts) and HSA’s (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay and on-line statement opportunities. For business customers, it provides the option of electronic transaction origination such as wire and ACH file transmittal. In addition the Bank offers remote deposit capture or electronic deposit processing. Mobile banking was added in 2012 and has been widely accepted and used by consumers.

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

Used vehicles, new recreational vehicles and manufactured homes not to exceed (NTE) 80% LTV

Equipment:

New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value

Restaurant equipment up to 35% of market value

Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value

We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, ATM’s (automated teller machines) are provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, Defiance, Hicksville, Perrysburg, Waterville, and Custar, along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles, Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional remote ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, and Wood. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. During 2013, the Bank opened an office in Waterville, Ohio and closed on a purchase in December of an office in Custar, Ohio. Both offices are a natural extension of the market area in Lucas and Wood counties that the Bank services.

At December 31, 2013, we had 251 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

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

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. Federal Reserve Board approval is not required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Company ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company has not elected to become a financial holding company and has no current intention of making such an election.

Affiliate Transactions

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loan to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.

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

Liability for Banking Subsidiaries

Under the current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to both a commonly controlled FDIC-insured depository institution “in danger of default.” The Bank is an FDIC-insured depository institution. If a default occurred with respect to the Bank, any capital loans to the Bank from its parent holding company would be subordinate in right of payment to payment of the Bank’s depositors and certain of its other obligations.

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2012 and 2013 are summarized in the table included in Note 14 to the consolidated financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2013 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

Dividend Restrictions

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary. Various U.S. federal statutory provisions limit the amount of dividends the Company’s banking subsidiary can pay to the Company without regulatory approval. In 2009, The Board of Governors of the Federal Reserve Division of Banking Supervision and Regulation issued SR09-4 regarding the safe and sound payment of dividends by bank holding companies. In addition, dividend payments by the Bank are limited to its retained earnings during the current year and its prior two years. See Note 15 to the consolidated financial statements for the actual amount.

Deposit Insurance Assessments

The deposits of the Bank are insured up to the regulatory limits set by the FDIC. The FDIC maintains the Deposit Insurance fund (“DIF”) by assessing depository institutions an insurance premium (assessment). The amount assessed to each institution is based on statutory factors that take into account the degree of risk the institution poses to the DIF. The primary purposes of the DIF are to (1) insure the deposits and protect the depositors of insured depository institutions; and (2) resolve failed banks. The DIF is primarily funded through quarterly assessments on insured depository institutions, but it also earns interest income on its securities. Decreases in the DIF result from loss provisions associated with the resolution of failed banks and FDIC operating expenses.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) revised the statutory authorities governing the FDIC’s management of the DIF. A key requirement from the Dodd-Frank Act resulted in the FDIC’s adoption of new rules in February 2011 regarding Assessments, Dividends, Assessment Base, and Large Bank Pricing. The new rules implemented the following changes: (1) redefined the definition of an institution’s deposit insurance assessment base from one based on domestic deposits to one based on assets now defined as “average consolidated total assets minus average tangible equity”; (2) changed the assessment rate adjustments to better account for risk based on an institution’s funding sources; (3) revised the deposit insurance assessment rate schedule in light of the new assessment base and assessment rate adjustments; (4) implemented Dodd-Frank Act dividend provisions; (5) revised the large insured depository institution assessment system to better differentiate for risk and to take into account losses the FDIC may incur from large institution failures; and (6) provided technical and other changes to the FDIC’s assessment rules. Though deposit insurance assessments maintain a risk-based approach, the FDIC imposed a more extensive risk-based assessment system on large insured depository institutions with at least $10 billion in total assets since they are more complex in nature and could pose greater risk. The rules became effective April 1, 2011 implementing the revised assessment rate schedule for the quarter beginning April 1, 2011. The revised assessment rate schedule was used to calculate the June 30, 2011 assessments which were due September 30, 2011 and subsequent quarterly assessments thereafter.

Due to the changes to the assessment base and assessment rates, as well as the DIF restoration time frame, the impact on the Company’s future deposit insurance assessments has been and should continue to be favorable.

The Dodd-Frank Act permanently raised the standard maximum deposit insurance coverage amount to $250,000.

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

Additional Regulation

Implementation of the Dodd-Frank Act provisions has resulted in new rulemaking by the federal regulatory agencies and new rules yet to be issued over the next several years. Fully implementing the new and expanded regulation will involve ensuring compliance with extensive new disclosure and reporting requirements.

The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small – adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies was completed on July 21, 2011. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact what consumer financial services would be available and how they are provided. The following consumer protection laws are the designated laws which fall under the Bureau’s rulemaking authority: the Alternative Mortgage Transactions Parity Act of 1928, the Consumer Leasing Act of 1976, the Electronic Fund Transfers Act, the Equal Credit Opportunity Act, the Fair Credit Billing Act, the Fair Credit Reporting Act subject to certain exclusions, the Fair Debt Collection Practices Act, the Home Owners Protection Act, certain privacy provisions of the Gramm-Leach-Bliley Act, the Home Mortgage Disclosure Act (HMDA), the Home Ownership and Equity Protection Act of 1994, the Real Estate Settlement Procedures Act (RESPA), the S.A.F.E. Mortgage Licensing Act of 2008 (SAFE Act), the Truth in Lending Act, and the Truth in Savings Act.

After assuming authority and responsibility for most consumer financial protection laws, the Bureau republished and reissued the regulations implementing the consumer financial protection laws. Interim final rules for each regulation were issued along with a request for public comment regarding technical and conforming changes to reflect the transfer of authority and certain other non-substantive changes to the regulations made by the Dodd-Frank Act. Issuance of interim final rules did not impose any substantive obligations on parties subject to existing regulations. In February 2012, the Bureau issued a final rule to the Electronic Fund Transfer Act and Regulation E which implemented Dodd-Frank Act provisions regarding remittance transfers. These final rules provided new protections, including new disclosures and error resolution and cancellation rights, to consumers sending remittance transfers to other consumers or businesses in a foreign country. Due to further revisions, clarifications, and additional rulemaking, the original effective date was postponed and then temporarily delayed to address additional changes regarding disclosure of foreign taxes and institution fees, disclosure of subnational taxes in a foreign country, and errors from incorrect account information. The final effective date of the Remittance Transfer Rule was October 28, 2013. The Bank is currently exempt from the Remittance Transfer Rule requirements as it provides 100 or fewer remittance transfers a year.

In late 2012, a Community Bank Advisory Council was formed. Representatives were drawn from small-to-medium-sized community banks to engage in discussions on how smaller institutions help level the playing field for consumers experiencing difficulty in managing their money and what opportunities and challenges exist in mortgage lending for small institutions. The Bureau has developed prototype designs for various disclosures and agreements and invited the public and financial industry to review and comments on what works. Their website (www.consumerfinance.gov) serves as a public information resource laws and regulations, assistance with financial questions, participation with projects or initiatives, and submission of complaints. The Bureau has positioned itself to serve as a resource for submission of complaints and to provide help to consumers with complaints regarding credit cards, mortgages, student loans, checking accounts, savings accounts, credit reporting, bank services, and other consumer loans. Guidance and consumer tips on various financial topics have been issued since 2012 in Blogs on the Bureau’s website.

Significant final mortgage rules were issued by the Bureau in January 2013 most with mandatory effective dates in January 2014. These rules were mandated by the Dodd-Frank Act provisions enacted in response to the breakdown in the mortgage lending markets and to provide for consumer protections. The Bureau solicited comments from consumers, the banking industry, and other members of the public prior to issuance of these final rules. Final rules were issued by the Bureau or jointly with other regulatory agencies to implement requirements under the Dodd-Frank Act. The following rules are intended to address problems consumers face in the three major steps in buying a home – shopping for a mortgage, closing on a mortgage, and paying off a mortgage:

•	Ability-to-Repay (“ATR”)/Qualified Mortgage (“QM”) Rule – Issuance of these rules was intended to address concerns that residential mortgage borrowers received loans for which they had no ability to repay. The Ability-to-Repay final rule requires a creditor to make “a reasonable and good faith determination at or before closing that the consumer will have a reasonable ability, at the time of consummation, to repay the loan, according to its terms, including any mortgage-related obligations.” The ATR standards require consideration of eight specific underwriting factors. Information used must be documented and verified using reasonably reliable third-party records. The ATR rule provides for a wide variety of documents and sources of information that can be used and relied on to determine ATR.

In addition, the ATR rules included provisions that create a legal advantage for lenders for loans that are “qualified mortgages (“QM”). A QM must have a fully amortizing payment, have a term of 30 year or less, and not have points and fees that exceed certain thresholds depending on the total loan amount. Safe Harbor QM loans are lower priced loans that meet QM requirements. Loans satisfying the QM requirements will be entitled to liability protection from damage claims and defenses by borrowers based on an asserted failure to meet ATR requirements. Rebuttable Presumption QM loans are higher-priced loans that meet QM requirements and provide liability protection to a lesser degree from damage claims and defense by borrowers based on an asserted failure to meet ATR requirements. While the Bank satisfies the criteria for making loans under the “Small Creditor” standard, it has chosen to originate loans under the General QM and Temporary QM loan definitions available to all creditors.

•	General QM loan must meet the QM product feature requirements and have total monthly debt-to-income ratio of 43% or less.

•	Temporary QM loans qualify for purchase or guarantee by a government sponsored enterprise, such as Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), or is eligible to insured or guaranteed by a federal housing agency such as the Federal Housing Administration (FHA), the U.S. Department of Veterans Affairs (VA), the U.S. Department of Agriculture (USDA), or the Rural Housing Service. These loans must be underwritten using the required guidelines of the government sponsored entity or federal housing agency. The 43% debt-to-income ratio threshold does not apply to these loans.

•	Mortgage Servicing Rules – Loan servicing has become a key focus, especially when loan workouts and modifications are involved. New Mortgage Servicing Rules effective in January 2014 implement new provisions regarding servicing standards. These new standards seek to ensure similar borrowers who default or become delinquent are treated in a similar, consistent manner. Two separate rules contain mortgage servicing provisions found in the Real Estate Settlement Procedures Act (RESPA) and the Truth in Lending Act (TILA). These final mortgage servicing rules address administration of a loan post- closing and ensure adequate levels of service. The Bank presently services 5,000 or fewer mortgage loans which it owns or originated and is considered a Small Servicer and is exempt from certain parts of the Mortgage Servicing Rules. The mortgage servicing rules for the following matters are applicable to the Bank’s servicing operations: 1) adjustable rate mortgage interest rate adjustment notices; 2) prompt payment crediting and payoff statements; 3) limits on force-placed insurance; 4) responses to written information requests and complaints of errors; 5) loss mitigation with regard to the first notice or filing for a foreclosure and no foreclosure proceedings if a borrower is performing pursuant to the terms of a loss mitigate agreement.

•	Higher-Priced Mortgage Loan (“HPML”) Escrow Requirements – New final rules amended existing requirements applicable to “higher-priced mortgage loan” became effective on June 1, 2013. A mortgage loan cannot be extended if secured by a first lien on a borrower’s principal dwelling unless an escrow account is established for real estate taxes and homeowners insurance or other mortgage-related insurance. A mortgage loan secured by a borrower’s principal dwelling is a HPML if the Annual Percentage Rate (APR) exceeds the Average Prime Offer Rate (APOR) by 1.5% for first lien loans, 2.5% for first lien jumbo loans (new), and 3.5% for subordinate-lien loans. The final rules: implemented Dodd-Frank Act provisions and created a new section in the Truth in Lending Act – Regulation Z; established a higher rate threshold for first lien jumbo loans; and increased the time period for which an escrow account is required from one year to five years.

•	Appraisal Rules for Higher-Priced Mortgage Loans (HPMLs) – New final rules established under TILA implemented provisions regarding appraisals for “higher-priced mortgages” that meet certain specified standards. If a HPML is a QM, it is exempt from the HPML Appraisal Rules. Otherwise, creditors can continue to make higher-priced mortgage loans if the following conditions are met:

•	The creditor obtains a written appraisal;

•	The appraisal is performed by a certified or licensed appraiser;

•	The appraiser conducts a physical property visit of the interior of the property;

•	At application, the applicant is provided a notice regarding the purpose of the appraisal, that the creditor will provide the applicant a copy of the appraisal, and that the applicant may choose to have a separate appraisal conducted at their expense; and

•	The creditor provides the consumer with a free copy of any written appraisals obtained for the loan transaction at least three business days before closing.

•	Providing Appraisals and Valuations – New final rules implemented under the Dodd-Frank Act made changes to the Equal Credit Opportunity Act (ECOA). The amendments require creditors to provide loan applicants with: (1) free copies of appraisals/valuations for loan applications to be secured by a first lien on a dwelling; and 2) a new notice regarding their right to receive a copy of the appraisal/valuation at no additional cost. Copies of the appraisal/valuation must be provided to the applicants no later than three business days before loan closing.

•	Loan Originator Compensation Rules – These final rules provided clarification to existing loan – originator compensation rules effective in April 2011 and further implemented Dodd-Frank Act requirements and restrictions. Existing loan originator compensation rules prohibited dual compensation, as well as compensation based on a term of a transaction or a proxy for a transaction term. The Bureau’s final rules provided further amendments and guidance regarding the following:

•	Revision to the definition of Mortgage Loan Originators (MLOs),

•	New guidance on the definition of compensation,

•	Restrictions and tests for profits-based compensation,

•	New qualification standards for registered MLOs,

•	Required use of a MLO’s NMLSR unique identifier on the loan application, note, and mortgage,

•	Requirements for written policies and procedures to monitor compliance , and

•	Established recordkeeping requirements.

A final rule on Procedures Relating to Rulemaking issued in December 2012 defined events that constitute issuance of Bureau rules. The earliest of the following events are deemed the date of issuance for Bureau rules: 1) when a final rule is posted on the Bureau’s website, or 2) when a final rule is published in the Federal Register. Since the date of issuance of a rule can have legal consequences, clarification on this matter eliminates any uncertainty. Due to the significance of the changes and the complexity of the requirements, review and implementation of final rules addressing Dodd-Frank Act provisions will initially heighten the regulatory compliance burden and may increase litigation risk for the banking industry.

The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the federal Equal Credit Opportunity Act and Regulation B, the federal Home Mortgage Disclosure Act and Regulation C, the federal Electronic Funds Transfer Act and Regulation E, the federal Fair Credit Reporting Act and Regulation V, the federal Real Estate Settlement Procedures Act (RESPA) and Regulation X, the federal Truth in Lending Act and Regulation Z, the federal Truth in Savings Act and Regulation DD, the Bank Secrecy Act, the federal Community Reinvestment Act, anti-discrimination laws and legislation, and antitrust laws.

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

Available Information

The Company maintains an Internet web site at the following internet address: www.fm-bank.com. The Company files reports with the Securities and Exchange Commission (SEC). Copies of all filings made with the SEC may be read and copied at the SEC’s Public Reference Room, 100 F Street, NE, Washington, DC, 20549. You may obtain information about the SEC’s Public Reference Room by calling the SEC at 800-SEC-0330. Because the Company makes its filing with the SEC electronically, you may access such reports at the SEC’s website, www.sec.gov. The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practical after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barbara J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501.

Please see the Consolidated Financial Statements provided under Part II, Item 8 of this Form 10-K for information regarding the Company’s revenues from external customers, profits, and total assets for and as of, respectively, the fiscal year ended December 31, 2012 and 2013.

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

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” Over the last few years, the Bank, along with most other financial institutions, has experienced a “margin squeeze” as drastic interest rate decreases have made it difficult to maintain a more favorable net interest spread. During 2013, the Bank’s margin and spread tightened slightly as the rate environment remained low and flat. Maturities of higher rate deposits aided the decrease in cost of funds.

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

Officers, other than executive, receive incentive pay based on additional criterion. The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals. Officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. An average of three to four goals was given to each officer in 2013. Officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

Limited Trading Market

Our common stock is not listed on any exchange or The NASDAQ Stock Market. Our stock is currently quoted in the over-the-counter markets. The Company’s trading symbol is “FMAO”.

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

The Bank occupies an Operations Center at 622 Clyde’s Way in Archbold, Ohio to accommodate our growth over the years. The bank owns a parking lot in downtown Montpelier which is provided for community use. The bank owns a property at 204 Washington Street, St Joe, Indiana at which an ATM is located.

The Bank owns all of its office locations, with the exception of Angola, Indiana. The Angola office location is leased. Current locations of retail banking services are:

Office	Location
Archbold, Ohio	1313 S Defiance Street

Wauseon, Ohio	1130 N Shoop Avenue 119 N Fulton Street

Stryker, Ohio	300 S Defiance Street

West Unity, Ohio	200 W Jackson Street

Bryan, Ohio	929 E High Street 1000 S Main Street

Delta, Ohio	101 Main Street

Montpelier, Ohio	1150 E Main Street

Napoleon, Ohio	2255 Scott Street

Swanton, Ohio	7 Turtle Creek Circle

Defiance, Ohio	1175 Hotel Drive

Perrysburg, Ohio	7001 Lighthouse Way

Butler, Indiana	200 S Broadway

Auburn, Indiana	403 Erie Pass

Angola, Indiana	2310 N Wayne Street

Hicksville, Ohio	100 N Main Street

Waterville, Ohio	8720 Waterville-Swanton Road

Custar, Ohio	22973 Defiance Pike

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not listed on the NASDAQ stock market or any other stock exchange. While there is no established public trading market for our common stock, our shares are currently dually-quoted by various market makers on the Over the Counter Bulletin Board and the OTCQB tier of the quotation service operated by the OTC Markets Group, which are both over-the-counter quotation services for participant broker-dealers. The Company’s trading symbol is “FMAO.”

There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

Stock Prices 2013
Quarter	Low	High
1st	$19.90	$22.50
2nd	21.00	22.25
3rd	21.25	22.48
4th	20.00	22.75

Stock Prices 2012
Quarter	Low	High
1st	$18.00	$21.00
2nd	19.50	22.00
3rd	19.80	21.50
4th	19.80	21.00

The Company utilizes Registrar and Transfer Company as its transfer agent.

As of January 31, 2014 there were 1,977 record holders of our common stock of which 23.93% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2013. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2008 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

	2008	2009	2010	2011	2012	2013
FMSB	100.00	85.20	97.25	98.85	114.95	129.30
NASDAQ-COMPOSITE	100.00	145.05	171.14	169.83	199.89	279.63
NASDAQ-BANK INDEX	100.00	83.58	95.28	85.32	101.17	142.92

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2013 and 2012 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2013	$0.20	$0.20	$0.20	$0.21	$0.81
2012	$0.19	$0.19	$0.20	$0.20	$0.78

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

Dividends declared during 2013 were $0.81 per share totaling $3.76 million, 3.85% higher than 2012 declared dividends of $0.78 per share. During 2013, the Company repurchased 56,000 shares and awarded 11,000 shares to 53 employees and 620 shares were forfeited under its long term incentive plan. At year end, 2013, the Company held 561,562 shares in Treasury stock and 31,890 in unearned stock awards.

Dividends declared during 2012 were $0.78 per share totaling $3.64 million, 2.63% higher than 2011 declared dividends of $0.76 per share. During 2012, the Company purchased 42,144 shares and awarded 11,000 restricted shares to 54 employees under its long term incentive plan. 1,135 shares were forfeited during 2012. At year end 2012, the Company held 515,942 shares in Treasury stock and 30,670 in unearned stock awards.

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

	2013	2012
Primary Ratio	11.38%	11.18%
Tier I Leverage Ratio	10.88%	10.67%
Risk Based Capital Tier I	15.53%	16.45%
Total Risk Based Capital	16.34%	17.35%
Stockholders’ Equity/Total Assets	11.22%	11.65%

On January 17, 2014, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 17, 2014 and ending December 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Share Repurchase Authorization
10/1/2013 to 10/31/2013	0	0.00	33,500	166,500
11/1/2013 to 11/30/2013	0	0.00	33,500	166,500
12/1/2013 to 12/31/2013	22,500	22.33	56,000	144,000

Total	22,500	22.33	56,000	144000	(1)

(1)	The Company purchased shares in the market pursuant to stock repurchase program publicly announced on January 18, 2013. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 20, 2012 and December 31, 2013. 22,500 shares were repurchased in the fourth quarter. In total for 2013, 56,000 shares were repurchased.

Reclassification

Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform with the 2013 presentation.

[Remainder of this page intentionally left blank.]

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	(In Thousands, except share data)
	2013	2012	2011	2010	2009
Summary of Income:
Interest income	$31,428	$33,273	$36,660	$39,893	$41,114
Interest expense	4,604	6,250	8,156	10,863	13,220

Net Interest Income	26,824	27,023	28,504	29,030	27,894
Provision for loan loss	858	738	1,715	5,325	3,558

Net interest income after provision for loan loss	25,966	26,285	26,789	23,705	24,336
Other income (expense), net	(13,363)	(12,593)	(15,382)	(14,342)	(15,256)

Net income before income taxes	12,603	13,692	11,407	9,363	9,080
Income taxes	3,596	3,904	2,893	2,382	2,475

Net income	$9,007	$9,788	$8,514	$6,981	$6,605

Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$1.93	$2.08	$1.82	$1.48	$1.39

Dividends	$0.81	$0.78	$0.76	$0.73	$0.72

Weighted average number of shares outstanding	4,676,547	4,695,876	4,689,021	4,721,235	4,741,392

*	Based on weighted average number of shares outstanding

	(In Thousands)
	2013	2012	2011	2010	2009
Total assets	$965,938	$946,660	$922,993	$906,363	$853,860
Loans	570,919	496,178	501,124	521,883	563,911
Total Deposits	776,464	763,252	739,382	724,513	676,444
Stockholders’ equity	108,340	110,239	105,091	94,403	93,584
Key Ratios
Return on average equity	8.28%	9.08%	8.56%	7.38%	7.19%
Return on average assets	0.96%	1.05%	0.93%	0.80%	0.80%
Loans to deposits	73.53%	65.01%	67.78%	72.03%	83.36%
Capital to assets	11.22%	11.65%	11.39%	10.42%	10.96%
Dividend payout	41.69%	37.15%	41.85%	49.33%	51.66%

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

All significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) and the valuation of its Mortgage Servicing Rights (MSR) and Other Real Estate Owned (ORE) as the accounting areas that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The Company is also required to estimate the value of its MSR. The Company recognizes as separate assets rights to service fixed rate single-family mortgage loans that it has sold without recourse but services for others for a fee. Mortgage servicing assets are initially recorded at cost, based upon pricing multiples as determined by the purchaser, when the loans are sold. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income using the level yield method. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. The valuation is completed by an independent third party.

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

2013 in Review

Lower losses on sales of Other Assets owned coupled with lower cost of funds aided in the profitability performance of 2013. Holdings of Other Real Estate Owned “ORE” decreased through 2013 with a significant decrease in the last half of the year within a development property. Losses also decreased as previous write downs were realized in prior years. The loss on sale of Other Assets was $144 thousand for 2013 and $634 thousand in 2012. These were significantly both lower than 2011’s loss of almost $1.2 million. The Bank continued to grow core deposits and decreased other borrowings and time deposits while also improving the cost of funds.

Loan growth occurred in the fourth quarter both from the acquisition of the Custar branch completed December 2013 and mainly through relationships developed in the Bank’s newer markets. Due to the timing of the growth, 2013 was not as greatly impacted as 2014 will be. The net interest margin tightened slightly for the year though a slight improvement occurred in the four quarter.

2012’s performance was bolstered by the gains on sales from real estate loans. Due to the low rate environment, the Company’s customers were able to refinance their loans and lower their payments and/or reduce the term of the loan. This activity occurred in both the home loan and agricultural real estate markets. It accounts for a significant portion of the improvement in the noninterest income segment of the income statement. The net interest margin continued to tighten through the year as evidenced by the lower net interest income on the income statement. Negative loan growth was a contributing factor along with loss on yield from investments due to maturities and calls and lower reinvestment rate opportunities.

Charge-off activity in 2013 was higher than 2012 which was significantly lower than 2011. Asset quality improved and a record low of the ratio of past due loans to total loans was achieved in December 2013. Therefore, provision expense of $858 thousand for 2013 was only slightly higher than the $738 thousand recorded for 2012. In 2011, the Bank recorded $1.7 million in provision expense.

All rates remain low and are expected to remain low throughout 2014. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. The transactions have modestly extended the duration of the investment portfolio. For 2013, the recognized gain was $775 thousand, which was lower than 2012’s $852 thousand while higher than 2011’s $504 thousand. Most of the securities sold were agencies maturing in a shorter time period than the securities that were purchased to replace them. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized markets gain position the last three years. Sales in the fourth quarter of 2013 were used to fund loan growth. The market value of the security portfolio has reversed as evidenced by the large negative comprehensive income reported on the income statement. There is not much additional opportunity to sell investment securities for a gain at this time.

Overall, the increased profitability of 2013 and 2012 resulted primarily from the improvement in noninterest income. Noninterest income of 2013 was up 56.3% over 2011 and 2012 was 60.3% higher than 2011. Net income was down 8.0% compared to 2012 and was up 5.8% compared to 2011. The Company has done an exceptional job of recognizing opportunities to provide services and products that the low rate environment made possible. A commitment to improve asset quality over the years also benefited the Company during 2012 and 2013. These opportunities are further discussed in the Material Changes in Results of Operations. The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

Material Changes in Results of Operations

Non-Interest Income

The discussion now turns to more financial based results and trends as a result of 2013 operations. In comparing line items of the consolidated statement of income for years ended 2011 through 2013, it is easy to see where the Company has been spending its time and the impact of the recession. Decreasing interest income and expense are obviously large factors relating to the profitability of the Company for 2013 and 2012; which is discussed in the section captioned Net Interest Income. This section will focus on the significant noninterest items that impacted the operations of the Company.

The Company has concerns with the increased costs associated with regulatory compliance, and possible loss of revenue from new regulations stemming from Dodd-Frank Act. History has proven the concern is justified. One area of revenue impacted was in overdraft fees. Updated Regulation E guidelines were implemented on August 15, 2010 and the Bank ended 2010 with a lower revenue stream by $22 thousand than 2009. This occurred even with the addition of the Hicksville office in July of 2010. 2011 also ended the year $20.8 thousand lower in overdraft fees than in 2010 even though every office recorded an increase in the number of checking accounts, and balances at year-end were $23 million higher than year-end 2010. At year-end 2012 and 2013, the number of checking accounts again increased along with the balances; however average collected overdraft fees per account decreased as compared to 2011. In the last two years, checking balances have increased $47.9 million and the number of checking accounts increased by 3,138, while average revenue per account continued to decline. Overdraft fees in 2013 accounted for $2.7 million in noninterest income. This represents 71.5% of the line item service charges and fees on the income statement. The Bank has made this an area of focus for 2014 as this revenue stream remains under intense regulator review.

2013 revenue improved $308 and $888 thousand from ATM/debit card usage as compared to 2012 and 2011, respectively. The Bank receives interchange revenue from each “swipe” of the card. Both increases are attributed to the growth and popularity of the Bank’s KASASA checking product. One of the criteria for the payment of high interest on the account is utilizing the debit card at least twelve times per statement cycle. The Bank’s KASASA checking customers averaged 31, 30 and 29 transactions per statement during 2013, 2012 and 2011 respectively, surpassing the 10 to 11 transactions average of our Free Checking customers. The additional revenue from debit card usage offsets the interest expense, creating a win-win situation for the customers and the Bank. In 2011, this revenue stream was at risk of being reduced by the Federal Reserve regulation of the interchange fee. The establishment of a tiered pricing for banks under $10 billion has helped to protect the profitability from such fees, although the concern remains as to how long this tiered pricing will remain in effect. All of the Bank KASASA products have a debit card usage qualification; however, interest income is not the customer benefit for all accounts. As an alternative to receiving interest on their deposits, customers may choose to receive credit towards iTunes downloads or donate earnings to charity. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense of fraud has offset much of the revenue gain. Further discussion can be found in the non-interest expense section regarding the net effect of debit card activity.

As discussed last year in the “2012 In Review”, the largest positive impact on the income statement was derived from sales activity; including net loss on sale of other assets owned, net gain on sale of loans, and net gain on sale of securities. During 2012, the net gain on sale of loans, which is derived from sales of real estate loans into the secondary market, was the most significant factor for this category, and was $1.2 million higher than 2011. The gain on residential real estate loans accounted for $1.3 million and $725 thousand was derived from gain on sales of agricultural real estate. Both of these programs are offered to our customers to enable them to have a fixed rate loan and the Bank limiting its interest rate risk exposure. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans into the secondary market. In 2011, $387.6 and $28.4 thousand were the gains recorded for the sales of residential and agricultural real estate, respectively. 2013 activity did not reach the same high levels as 2012, though it did exceed 2011. Gains of $865 and $258 thousand were recorded for residential and agricultural real estate respectively for 2013. In conjunction with these sales, the Bank maintains servicing and those income amounts also increased during 2013 and 2012 and are included in the customer service fees line item. As the amount of loan balances being serviced increased so did the corresponding income. However, new sales in 2012 catapulted this income higher than 2013 or 2011. 2013 recognized servicing income of $1.1 million compared to 2012’s recognized servicing income of $1.2 million which was $309.9 thousand higher than 2011.

While net loss on sale of other assets owned, mainly OREO property, does not represent income for the years presented, the decrease in the amount of the loss for 2013 and 2012, as compared to 2011, does contribute to improved profitability. The loss of $634 thousand for 2012 and $1.2 million for 2011stems not only from sales but also from write-downs in the carrying value of those properties still held on the Bank’s balance sheet. The number of properties decreased and the carrying value declined in 2013 to $2.1 million and 2012 to $2.3 million from $3.6 million in 2011.

The last line item in the noninterest income section as was discussed previously is the net gain on sale of investments. The Bank has taken advantage of this opportunity the last three years and expects to continue as long as the rates remain low and the yield curve is favorable to the transaction. The Bank will not increase short-term gain at the sacrifice of long-term profitability. Some of the $91 million in proceeds realized on the sale of securities in 2013 were used to fund loan growth. This is a source of funds that will continue to be analyzed for use in the coming year. Gains of $775 thousand were recorded for 2013 as compared to $852 and $504 thousand for 2012 and 2011 respectively.

Overall, noninterest income decreased $268 thousand in 2013 following a year where it had increased $4.2 million. Some of the additional revenue may not be easily duplicated as it is dependent on economic and market conditions to provide the opportunity. However, the increased revenue amounts from deposit and loan services should continue to provide improved profitability in the future. Gains on sales should also continue in the near term though when it will change is unknown at this time.

Moving to the expense side, overall, non-interest expense increased 2.1% in 2013 as compared to 2012 and was lower than the 6.0% increase of 2012 as in compared to 2011. The largest factor behind the higher 2012 level was the impact of employee benefit payments on the income statement. Employee benefits increased $453 thousand in 2012 over 2011; they decreased $69 thousand in 2013 compared to 2012. Three main components flow into employee benefits: payroll taxes, group health insurance, and pension expense. The Bank is partially self-insured and fluctuations in its costs are therefore caused by fluctuations in claims made by employees, along with the cost of insurance premiums. Employee’s group insurance costs were higher in 2012 than 2011 by $314.1 thousand and continued to increase during 2013 to equal $1.7 million, which was $38.5 thousand higher than 2012. 2014 is predicted to increase again due to an increased cost of providing insurance coverage stemming from the implementation of the Affordable Care Act. The Bank offers a Health Savings Account (HSA) option. The Bank makes a contribution to the employees HSA along with a limited matching contribution to employee contributions. 2013’s 401K expenses were $153.9 thousand lower than 2012 as the profit sharing percentage was lower at 4.5%. A higher profit-sharing contribution to the employees’ 401K along with the matching contribution increased this expense by $88.5 thousand in 2012 over 2011. The profit-sharing percentages were 5% for 2012 and 4.5% for 2011. (For further discussion on incentive pay, see note 11 of the consolidated financial statements.)

Mentioned previously was the mortgage refinancing activity of the last three years. A correlating expense to that activity is the amortization of mortgage servicing rights. The income was discussed previously; the amortization is the expense that offsets the income recognized. These remain large line items on both the income and expense classification in the income statement. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. 2013 had net income of only $2 thousand, 2011 had a net expense of $107 thousand and 2012 had net expense of $8 thousand. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. With the much slower activity in 2011, the amortization expense was higher than the new rights being capitalized. While gain on sale of these loans was high in 2012, the net position was an expense indicating the activity was mainly refinance. 2013 had new loan activity and lower refinance activity making the additions and amortization almost equal. The number of loans and balances also indicates this as the levels have remained fairly constant. As of December 2013, there were 3,684 loans serviced with balances of $282.1 million. As of December 2012, there were 3,674 loans serviced with balances of $280.4 million. As of December 2011, there were 3,632 loans serviced with outstanding balance of $273.1 million. Amortization expense for 2013 was $426 thousand. Amortization expense for 2012 was $270 thousand higher than 2011 at $769 thousand.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2013	2012
Beginning Year	$2,063	$2,071
Capitalized Additions	429	761
Amortization	(426)	(769)
Valuation Allowance	—	—

End of Year	$2,066	$2,063

Salaries and wages increased in 2013 with the addition of two offices and base wages increasing 4.46% or $408 thousand over 2012. Incentive pay was lower by $110.1 thousand as the Bank’s performance was not up to the level of 2012, even though the number of employees receiving an incentive was higher.

Salaries and wages decreased $173 thousand in 2012 as compared to 2011. Base salary, incentive, compensation deferred costs from loans and restricted stock awards are compiled in this line item. One similarity between 2012 and 2011 is the increase in the incentive pay for those two years and is reflective of the Company outperforming its budget and performing better than the peer average. Deferred costs from loans, which is an offset to salary expense, was lower than 2012 by $181.5 thousand and 2012 was larger by $474 thousand than 2011. Again, 2012 is reflective of large refinancing activity of which 2013 experienced lower levels.

Occupancy expense decreased by $168 thousand in 2013 as compared to 2012. Although real estate taxes and building depreciation were higher, these were offset by lower insurance and utilities costs. Occupancy expense decreased by $82 thousand in 2012 as compared to 2011. The largest expense increase in 2012 occupancy expense was real estate taxes. The biggest factor driving the decrease in occupancy expense for both 2013 and 2012 was the increased rental income from the Bank’s investment services. $217 thousand more was collected in 2013 as compared to 2012 and 2012 collected $80 thousand more than 2011.

Data processing expense increased $93 thousand during 2013 and by $141 thousand in 2012. The Company continues to investigate ways to reduce this expense. The pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the addition of the Waterville and Custar offices and overall Bank growth.

The FDIC assessment decreased in 2012 as new regulation changed the method of calculation in the summer of 2011. 2012 represented the first full year under the new method. As can be seen, the change to calculations based on asset size rather than deposits has been very beneficial to F&M. 2013 was higher than 2012 as the Bank grew in size by $19.3 million over 2012.

The last line item in the noninterest expense is “other general and administrative”. While it is higher by $449 thousand in 2013 following a large increase of $944 thousand in 2012 over 2011’s $4.2 million, the fluctuation is not isolated to a single source. The primary factors impacting this fluctuation in 2013 are increases in both ATM expense and in legal and loan collection expenses. 2011 included a reimbursement of over $300 thousand in costs with the collection of one relationship that took three years to complete. The increased expense of $376.3 thousand relating to ATM and debit cards in 2013 over 2012 is caused by many factors. First, 2012 was lower due to incentive credits received by the Bank for switching providers and these credits were depleted early in 2013. Increased usage corresponds to increases in both revenue and cost. Finally, fraud increases cost as new cards have to be issued to limit the risk exposure. The fraud losses themselves are not recognized in this breakout, however the cost of replacement cards is. The Bank is not currently deploying chip technology within its cards; however the Bank is aware the adoption of embedded chips will increase this expense in the coming years.

Provision for loan losses is the last non-interest line item to discuss. The provision expense increased $120 thousand for 2013. The slight increase was needed to offset the loan growth in the fourth quarter and the net charge-off activity of 2013. Continued improvement in asset quality kept the provision expense lower than the growth alone would have warranted. The provision expense for 2012 was lower than for 2011 by $977 thousand. Net charge-offs of $888 and $605 thousand for 2013 and 2012, respectively, were considerably lower than the $1.7 million recorded for 2011. Commercial and Industrial loans had the largest charge-off activity in 2013 and 2011 while 2012 was impacted with higher levels in the consumer portfolios. Further analysis by loan type is presented in the discussion of the allowance for credit losses.

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

Overall, we continue to see compression in the net interest margin and spread with the risk of continued compression remaining fairly constant. The net interest margin decreased by 6 basis points, and the net interest spread decreased by 3 basis points in comparing 2013 to 2012, with lower yields. This tightening was significantly smaller than the corresponding decrease of 26 basis points in margin and 24 basis points in spread during 2012 as compared to 2011. In the first quarter of 2011, the Bank collected $640 thousand of nonaccured interest from a large agricultural loan that took three years to collect. During the fourth quarter 2011, the Bank again collected on a large agricultural loan that was in nonaccrual, though the collection period was confined 2011. This was partly why the loan yield decreased in 2012. Short term rates remained flat throughout 2011, 2012, and 2013 and long term rates lowered during the year 2012 and inched upward in 2013.

Earning assets increased during the year in actual and average balance. The interest collected on the earning assets decreased; with the yield decreasing for both 2013 and 2012 as compared to 2012 and 2011 in most portfolios. The largest decrease in yield occurred in the loans. As a reminder, 2011 included a collection of over $600 thousand in nonaccrual interest which aided the yield. 2012 was hampered by negative loan growth, lower variable loan repricing and overall loan refinancing. 2013’s loan growth occurred mainly in commercial real estate which pushed lower yields along with variable repricing continuing to price down. Investment securities had lower yields due to the large amount of calls on government sponsored agencies and the lower yield on new purchases. The portfolio decreased $3.1 million in average during 2013 as compared to 2012, reversing the 2012 average growth of $38.2 million over 2011 average balances. It was not unusual for a called security to be replaced with a new security with a yield lower by 50 basis points or more. Overall, this portfolio’s yield was 7 basis points lower in 2013 than in 2012, preceded by a 23 basis points drop in 2012 as compared to 2011.

Loans, which have the highest earning asset yield, increased on average by $14.4 million from 2012 to 2013 while decreasing $11.4 million on average between 2011 and 2012. The overall change in yield in the loan portfolio for 2013 and 2012 was due mainly to the change in rate. Given that the loan portfolio represented only 57.5% of the earning assets in 2013 as compared to 56% in 2012 and 59% in 2011, it stands to reason that the overall asset yield decreased in every year since 2010. Coupling this with the growth in earning assets being lower yielding investments in securities and Federal Funds Sold and interest bearing bank balances during 2012 and late in the year in loans during 2013, the overall yield on earning assets decreased 24 basis points as compared to 2012, lower than the 50 basis points yield decreased in 2012 as compared to 2011. The higher ratio of loans to earning assets of 1.5% corresponded to a smaller decrease in the overall asset yield of 26 basis points between 2013 and 2012. This emphasizes how important and how significant an impact an increase in loan balances will have on the Bank’s profitability. Loan growth remains a focus and priority for 2014.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities. It is on this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must handling costs in order to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations.

With respect to interest expense, a decrease in the cost is apparent for 2013 as compared to both 2012 and 2011. Unfortunately, in the three years presented, the asset yield decreased more than funding costs. As a result, both the net interest margin and spread decreased for both periods as compared to 2011.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. All portfolios decreased in cost of funds in comparing 2013 to 2012 and 2012 to 2011 with the exception of a slight increase in Fed Funds Sold under agreement to repurchase in 2013 of 2 basis points. The growth in balances was related to the growth in the new KASASA product offerings which rewarded customers by paying a higher interest rate for deposits which was offset by noninterest related Bank earnings and savings. By participating in the KASASA Saver product, a customer may have earned as much as 16 basis points more than the Bank’s basic savings account. Even with the increased interest cost to the Bank for offering these products, the Bank was still able to decrease its cost of funds by 26 basis points when comparing 2012 to 2011. Time deposits and other borrowed money both decreased in cost and balances. The Bank borrowed funds from the Federal Home Loan Bank in the first quarter of 2010, to lock in lower rates to replace maturities coming due in the second through fourth quarter of the year. The Bank did not borrow any additional funds in 2011 through 2013, and the cost of those funds was again lower in 2013 since the associated expense of the matured advances was gone for a full year. The Bank paid off $7.1, $5.1 and $13.2 million of FHLB borrowings during 2013, 2012 and 2011 respectively. The average balance of other borrowed money was lower by $8.6, $10.1 and $12.1 million at December 31, 2013, 2012 and 2011, respectively.

The following tables present net interest income, interest spread and net interest margin for the three years 2011 through 2013, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The tables show their corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax adjusted to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

The percentage of interest earning assets to total assets remained almost constant in 2013 to 2012 at a respectable 94%. 2012 was over 2011 by just .1% as 2011 was at 93.9%.

As stated previously, the decreased yield on the assets was greater than the decreased cost of funds during all presented years. While the average balance on interest bearing liabilities increased, the costs on those funds were significantly lower. The average cost in 2013 for interest bearing liabilities was .65% compared to .86% in 2012 and 1.12% in 2011. The balances in noninterest bearing liabilities also increased during the last three years.

The largest fluctuation in the cost of funds was in the other borrowed money, which decreased by 39 basis points. Advances from Federal Home Loan Bank were allowed to run off without replacement. The cost on savings deposits decreased 16 basis points while expense related to time deposits decreased 18 basis points. The Bank has focused on increasing its core deposit base to lessen the dependency on more expensive time deposits. The Bank has also attempted to increase the duration of the time deposits; however, customers have maintained a short-term, twelve month focus.

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

	2013
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$507,126	$24,978	4.93%
Taxable investment securities	287,736	4,597	1.60%
Tax-exempt investment securities	64,355	1,819	4.28%
Federal funds sold & interest bearing deposits	22,243	34	0.15%

Total Interest Earning Assets	$881,460	$31,428	3.68%

Non-Interest Earning Assets:
Cash and cash equivalents	17,691
Other assets	39,107

Total Assets	$938,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$400,071	$1,475	0.37%
Other time deposits	250,737	2,718	1.08%
Other borrowed money	6,690	163	2.44%
Federal funds purchased and securties sold under agreement to repurchase	54,312	248	0.46%

Total Interest Bearing Liabilities	$711,810	$4,604	0.65%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	109,804
Other	7,895

Total Liabilities	829,509

Shareholders’ Equity	108,749

Total Liabilities and Shareholders’ Equity	$938,258

Interest/Dividend income/yield		$31,428	3.68%
Interest Expense/yield		4,604	0.65%

Net Interest Spread		$26,824	3.03%

Net Interest Margin			3.15%

	2012
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$492,697	$26,489	5.41%
Taxable investment securities	289,864	4,802	1.66%
Tax-exempt investment securities	65,330	1,936	4.49%
Federal funds sold & interest bearing deposits	32,068	46	0.14%

Total Interest Earning Assets	$879,959	$33,273	3.92%

Non-Interest Earning Assets:
Cash and cash equivalents	16,814
Other assets	39,342

Total Assets	$936,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$372,997	$1,982	0.53%
Other time deposits	285,214	3,592	1.26%
Other borrowed money	15,333	434	2.83%
Federal funds purchased and securties sold under agreement to repurchase	54,776	242	0.44%

Total Interest Bearing Liabilities	$728,320	$6,250	0.86%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	88,588
Other	11,458

Total Liabilities	828,366

Shareholders’ Equity	107,749

Total Liabilities and Shareholders’ Equity	$936,115

Interest/Dividend income/yield		$33,273	3.92%
Interest Expense/yield		6,250	0.86%

Net Interest Spread		$27,023	3.06%

Net Interest Margin			3.21%

	2011
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$504,058	$29,840	5.96%
Taxable investment securities	255,627	4,793	1.87%
Tax-exempt investment securities	61,366	1,956	4.83%
Federal funds sold & interest bearing deposits	35,436	71	0.20%

Total Interest Earning Assets	$856,487	$36,660	4.42%

Non-Interest Earning Assets:
Cash and cash equivalents	15,218
Other assets	40,648

Total Assets	$912,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$349,816	$2,201	0.63%
Other time deposits	301,394	4,778	1.59%
Other borrowed money	25,465	883	3.47%
Federal funds purchased and securties sold under agreement to repurchase	51,576	294	0.57%

Total Interest Bearing Liabilities	$728,251	$8,156	1.12%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	73,996
Other	10,678

Total Liabilities	812,925

Shareholders’ Equity	99,428

Total Liabilities and Shareholders’ Equity	$912,353

Interest/Dividend income/yield		$36,660	4.42%
Interest Expense/yield		$8,156	1.12%

Net Interest Spread		$28,504	3.30%

Net Interest Margin			3.47%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2013 vs 2012
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$(1,511)	$781	$(2,292)
Taxable investment securities	(205)	(35)	(170)
Tax-exempt investment securities	(117)	(44)	(73)
Federal funds sold & interest bearing deposits	(12)	(14)	2

Total Interest Earning Assets	$(1,845)	$688	$(2,533)

Interest Bearing Liabilities:
Savings deposits	$(507)	$144	$(651)
Other time deposits	(874)	(434)	(440)
Other borrowed money	(271)	(245)	(26)
Federal funds purchased and securities sold under agreement to repurchase	6	6	—

Total Interest Bearing Liabilities	$(1,646)	$(529)	$(1,117)

	2012 vs 2011
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$(3,351)	$(677)	$(2,674)
Taxable investment securities	9	642	(633)
Tax-exempt investment securities	(20)	191	(211)
Federal funds sold & interest bearing deposits	(25)	(7)	(18)

Total Interest Earning Assets	$(3,387)	$149	$(3,536)

Interest Bearing Liabilities:
Savings deposits	$(219)	$146	$(365)
Other time deposits	(1,186)	(257)	(929)
Other borrowed money	(449)	(351)	(98)
Federal funds purchased and securities sold under agreement to repurchase	(52)	18	(70)

Total Interest Bearing Liabilities	$(1,906)	$(444)	$(1,462)

As mentioned in the discussion earlier, in reviewing the 2013 to 2012 and 2012 to 2011, an impact in change due to volume is evident; however the largest impact was due to rate. The strategy during 2010, 2011 and beyond is to extend the maturities of time deposit “specials” to over 24 months to prepare for rising rates. The other strategy employed during 2011 through 2013 was to increase core deposits by offering innovative products focused on customer needs, such as higher interest rates. In exchange for a high interest-bearing checking account, customers were asked to utilize services that benefited both the Bank and themselves. Smaller time deposit rate shoppers had an option to perhaps change their behavior of banking or allow those deposits to run off. The new core deposit products were indeed embraced by our customers and have helped to attain the deposit portfolio mix sought by the Bank.

Allowance for Credit Losses

The Company segregates its Allowance for Credit Losses (ACL) into two reserves: The ACL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total ACL.

The Bank’s ALLL methodology captures trends in leading, current, and lagging indicators which will directly affect the Bank’s allocation amount. The Bank monitors trends in such leading indicators as delinquency, unemployment changes in the Bank’s service area, experience and ability of staff, regulatory trends, and credit concentrations. A current indicator such as the total watch list loan amount to Capital, and a lagging indicator such as the charge off amount are referenced as well. A matrix formed by loan type from these indicators is used in making ALLL adjustments.

Special Mention loan balances decreased 40.6% or $5.4 million as of December 31, 2013 as compared to December 31, 2012. The balances decreased due to pay offs received and improved performance of the companies, thereby warranting an upgrade out of special mention. This improvement was preceded by an increase of 26.5% or $2.8 million from 2011 to 2012. A similar level of improvement is evident in substandard and doubtful loans during the same time frames. 2013 had a decrease of 71.1%, or $2.5 million, compared to 2012 and was preceded by an increase of 7.1%, or $793 thousand in 2012 over 2011. In response to these fluctuations, the Bank decreased its ALLL to outstanding loan coverage percentage to .90% as of December 31, 2013 from 1.04% as of December 31, 2012.

The above indicators are reviewed quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and watch list loans to capital ratios, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators use more subjective data to the extent possible to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. At the end of each of 2011, 2012 and 2013, a slight improvement was noted in unemployment figures and several local firms were calling a small number of employees back from layoff while planning some expansion. The current recalls do not begin to approximate the number of positions lost, however.

All aggregate commercial and agricultural credits including real estate loans of $250,000 and over are reviewed annually by both credit committees and internal loan review to look for early signs of deterioration.

To establish the specific reserve allocation for real estate, a discount to the market value is established to account for liquidation expenses. The discounting percentage used for real estate mirrors the discounting of real estate as provided for in the Bank’s Loan Policy. However, unique or unusual circumstances may be present which will affect the real estate value and, when appropriately identified, can adjust the discounting percentage at the discretion of management.

The ACL decreased $29 thousand during 2013, which was preceded by a $165 thousand increase during 2012. With the improved asset quality, the percentage of ACL to the total loan portfolio actually decreased from 1.07% as of December 31, 2012 to .93% as of December 31, 2013. As of December 31, 2012, the percentage of ACL to the total loan portfolio increased to 1.07% from 1.03% as of December 31, 2011, due to the increase in troubled loan totals and a past due 30+ days percentage. December 31, 2013 had the lowest loans past due 30+ day percentage at .25% in the Bank’s known history.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Federal Income Taxes

Effective tax rates were 28.53%, 28.51%, and 25.36%, for 2013, 2012, and 2011, respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $640, $677 and $689 thousand for 2013, 2012, and 2011, respectively. 2012 and 2013 included an increase into a higher tax bracket for income over $10 million.

Material Changes in Financial Condition

Average earning assets increased $1.5 million during 2013 over 2012 and 2012’s were higher by $23.5 million as compared to 2011. The main cause of fluctuation was the opening of the Waterville office in 2013 and the repositioning of the balance sheet. The Custar acquisition had minimal effect on the average balance, given it took place in December 2013. The $29 million of deposits from the acquisition will impact 2014. Average interest bearing liabilities decreased $16.5 thousand over 2012 and 2012’s increased $69 thousand from 2011. The decrease in balances was due to the runoff of time deposits and payoff of debt from FHLB. Savings deposits increased nicely in 2013 and 2012 due to the success of the KASASA suite of products and Health Savings Accounts. Management expects that the Custar acquisition will also positively impact these deposit averages in 2014.

Securities

The investment portfolio is primarily used to provide overall liquidity for the Bank. It is also used to provide required collateral for pledging to the Bank’s Ohio public depositors for amounts on deposit in excess of the FDIC coverage limits. It may also be used to pledge for additional borrowings from third parties. Investments are made with the above criteria in mind while still seeking a fair market rate of return, and looking for maturities that fall within the projected overall strategy of the Bank. The possible need to fund growth is also a consideration.

All of the Bank’s security portfolio is categorized as available for sale, with the exception of stock, and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2013	2012	2011
U.S. Treasury	$25,272	$10,568	$26,691
U.S. Government agency	172,972	220,200	177,797
Mortgage-backed securities	44,792	53,006	55,413
State and local governments	81,473	72,131	67,618

	$324,509	$355,905	$327,519

The following table sets forth the maturities of investment securities as of December 31, 2013 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

[Remainder of this page intentionally left blank.]

Securities (Continued)

	Maturities (Amounts in Thousands)
	Within One Year		After One Year Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$—	—	$10,332	0.78%
U.S. Government agency	5,174	2.10%	121,310	1.44%
Mortgage-backed securities	46	3.93%	—	0.00%
State and local governments	3,718	1.74%	36,469	2.18%
Taxable state and local governments	—	—	6,021	2.00%

	Maturities (Amounts in Thousands)
	After Five Years Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$14,940	1.10%	$—	—
U.S. Government agency	46,488	1.36%	—	—
Mortgage-backed securities	15,359	2.74%	29,387	2.41%
State and local governments	23,424	3.06%	7,981	4.45%
Taxable state and local governments	2,316	2.48%	1,544	5.57%

As of December 31, 2013 the Bank did not hold a large block of any one investment security, except for U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $4.2 million. This is required in order to obtain Federal Home Loan Bank loans. The Bank also acquired stock in the Federal Home Loan Bank of Indianapolis at a cost of $231.4 thousand through its acquisition of Knisely Bank. There were no borrowings at the time of acquisition associated with Federal Home Loan Bank of Indianapolis. The Bank had requested Federal Home Loan Bank of Indianapolis to buy back its stock when the acquisition of Knisely was completed in January 2008. A five year waiting period was imposed and the stock was ultimately redeemed in full during 2013. An early redemption of 42,000 shares occurred in 2010 with another 41,000 shares redeemed in 2011. These decreased the aggregate holdings to a value of $148.4 thousand which was redeemed in 2013. The Bank also owns stock of Farmer Mac with a carrying value of $37.4 thousand which is required to participate loans in the program.

Loan Portfolio

The Bank’s various loan portfolios are subject to varying levels of credit risk. Management mitigates these risks through portfolio diversification and through standardization of lending policies and procedures.

Risks are mitigated through an adherence to the Bank’s loan policies, with any exception being recorded and approved by senior management or committees comprised of senior management. The Bank’s loan policies define parameters to essential underwriting guidelines such as loan-to-value ratio, cash flow and debt-to-income ratio, loan requirements and covenants, financial information tracking, collection practice and others. The maximum loan amount to any one borrower is limited by the Bank’s legal lending limits and is stated in policy. On a broader basis, the Bank restricts total aggregate funding in comparison to Bank capital to any one business or agricultural sector by an approved sector percentage to capital limitation.

The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, including loans held for sale:

	(In Thousands)
	2013	2012	2011	2010	2009
Loans:
Commercial real estate	$248,893	$199,999	$198,266	$194,268	$214,849
Agricultural real estate	44,301	40,143	31,993	33,650	41,045
Consumer real estate	92,438	80,287	84,477	86,036	98,599
Commercial and industrial	99,498	101,624	114,497	117,344	120,543
Agricultural	65,449	57,770	52,598	65,400	59,813
Consumer	21,406	20,413	23,375	29,008	32,581
Industrial Development Bonds	4,358	1,299	1,196	1,965	2,552

	$576,343	$501,535	$506,402	$527,671	$569,982

The following table shows the maturity of loans as of December 31, 2013:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years	Total
Commercial Real Estate	$34,689	$101,279	$112,925	$248,893
Agricultural Real Estate	1,981	11,301	31,019	44,301
Consumer Real Estate	10,483	16,694	65,261	92,438
Commercial and industrial	54,079	39,597	5,822	99,498
Agricultural	40,158	21,682	3,609	65,449
Consumer	5,524	12,770	3,112	21,406
Industrial Development Bonds	1,932	542	1,884	4,358

	$148,846	$203,865	$223,632	$576,343

The following table presents the total of loans due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	Fixed Rate	Variable Rate	Total
Commercial Real Estate	$138,661	$67,935	$206,596
Agricultural Real Estate	33,397	8,773	42,170
Consumer Real Estate	72,794	9,321	82,115
Commercial and industrial loans	40,553	4,918	45,471
Agricultural	24,687	815	25,502
Consumer, Master Card and Overdrafts	15,882	3,817	19,699
Industrial Development Bonds	2,229	197	2,426

The following table summarizes the Company’s nonaccrual and past due 90 days or more and still accruing loans as of December 31 for each of the last five years:

	(In Thousands)
	2013	2012	2011	2010	2009
Non-accrual loans	$3,329	$4,828	$2,131	$5,844	$14,054
Accruing loans past due 90 days or more	—	1	—	48	69

Total	$3,329	$4,829	$2,131	$5,892	$14,123

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans would have aggregated $139.1 thousand for 2013, $544.8 thousand for 2012 and $101.6 thousand for 2011. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $60 thousand for 2013, $26 thousand for 2012 and $1.2 million for 2011. None of the interest collected in 2012 or 2011 was applied to reduce a specific allocation. Seven thousand dollars of interest collected in 2013 was applied to reduce the specific allocation.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The loss of interest due to the high balances in nonaccruals as of 2012 impacted the yield on loans. The collection of interest on nonaccrual loans helped the yield in 2011. The Bank had nonaccrual loan balances of $4.8 million at December 21, 2012 compared to balances of $3.3 and $2.1 million as of year-end 2013 and 2011, respectively. All of the balances of nonaccrual loans for the three years were secured.

As of December 31, 2013 the Bank had $14.8 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties. At December 31, 2012, the Bank had $24.7 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve required at December 31, 2013 and 2012.

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

As of December 31, 2013, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $65.4 million with an additional $44.3 million in agricultural real estate loans. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Loan modifications granted are typically for seasonality issues where cash flow is decreased. The time period involved is generally quite short in relation to the loan term. For example, a typical modification may consist of interest only payments for 90 days. We consider this treatment of interest only payments for a short time as an insignificant delay in payment. Consequently, we do not consider these occurrences as “troubled debt restructurings”. Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2013, the Bank had $911.2 thousand of its loans that were classified as troubled debt restructurings. The Bank had almost $5.5 million classified as such as of December 31, 2012. The Bank is occasionally ordered by the courts to give terms to a borrower that are better than what the Bank would like for the risk associated with that credit but not below or beyond rates and terms available for better credits in our market. Therefore, the Bank has not done any modifications that it would classify as “troubled debt restructurings” under those circumstances.

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

Performing “non-watch list” loans secured in whole or in part by real estate, do not require an updated appraisal unless the loan is rewritten and additional funds advanced. Watch List loans secured in whole or in part by real estate require updated appraisals every two years. All loans are subject to loan to values as found in the Bank’s loan policies irrespective of their grade. The Bank’s watch list is reviewed on a quarterly basis by management and any questions to value are addressed at that time.

The majority of the Bank’s loans are made in the market by lenders who live and work in the market. Thus, their evaluation of the independent valuation is also valuable and serves as a double check.

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

Management considers several different risk assessments in determining ALLL. The allocated component of ALLL reflects expected losses resulting from an analysis of individual loans, developed through specific credit allocations for individual loans and historical loss experience for each loan category. For those loans where the internal credit rating is at or below a predetermined classification and management can reasonably estimate the loss that will be sustained based upon collateral, the borrowers operating activity and economic conditions in which the borrower operates, a specific allocation is made. For those borrowers that are not currently behind in their payment, but for which management believes, based on economic conditions and operating activities of the borrower, the possibility exists for future collection problems, a reserve is established. The amount of reserve allocated to each loan portfolio is based on past loss experiences and the different levels of risk within each loan portfolio. The historical loan loss portion is determined using a historical loss analysis by loan category.

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

As presented below, charge-offs increased to $1.3 million for 2013 and decreased to $891 thousand for 2012 and $2.7 million for 2011, with an increase to $6.4 million for 2010. The provision expense also decreased in 2012 and 2011 and increased for 2013. 2013 had provision expense of $858 thousand. 2012 had provision expense of $738 thousand. 2011 had provision expense of $1.7 million. The Commercial and Industrial portfolio had the largest net charge-off position in 2011 through 2013. Consumer real estate and consumer & other loans were the loan categories which had the largest net charge-off position in 2012. The ratio of net charge offs to average loans outstanding is evidence of the recognition of troubled loans and the write down of collateral values in 2011. The improvement in asset quality during the periods shown is reflected in the increased percentage of the allowance for loan loss to nonperforming loans.

The years with the higher percentage of ACL to total loans ratio account for the higher level of nonaccrual and watch list loans, which demonstrates the extended time period with which it has taken to achieve resolution and/or collection of these loans. The ALLL for 2010 and 2011 decreased due to the improvement in the asset quality as the balances in impaired loans and nonaccruals were drastically reduced over the same time periods. In 2012, the increase in provision expense was to offset the higher year-end watch list values. 2013’s lower balance again recognizes the improvement in asset quality. The monetary decrease is minimal. However, the decrease as a percentage of loans is wider as compared to 2012 due to loan growth during 2013. A smaller portion of the allowance was needed to fund the impaired loans as collateral remained sufficient to cover the outstanding amounts in most cases.

[Remainder of this page intentionally left blank.]

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2013, 2012 and 2011:

	(In Thousands)
	2013	2012	2011	2010	2009
Loans	$576,113	$501,402	$506,215	$527,589	$569,919

Daily average of outstanding loans	$507,126	$492,697	$504,058	$550,698	$558,869

Allowance for Loan Losses-Jan 1	$5,224	$5,091	$5,706	$6,008	$5,496
Loans Charged off:
Commercial Real Estate	164	98	360	1,147	—
Ag Real Estate	—	—	—	—	—
Consumer Real Estate	147	246	423	507	452
Commercial and Industrial	513	47	1,500	4,188	2,235
Agricultural	—	6	24	136	230
Consumer & other loans	438	494	374	444	371

	$1,262	$891	$2,681	$6,422	$3,288

Loan Recoveries:
Commercial Real Estate	23	7	32	52	—
Ag Real Estate	—	—	—	—	—
Consumer Real Estate	20	60	61	55	11
Commercial and Industrial	141	30	19	515	72
Agricultural	5	12	67	17	6
Consumer & other loans	185	177	172	156	153

	$374	$286	$351	$795	$242

Net Charge Offs	$888	$605	$2,330	$5,627	$3,046
Provision for loan loss	858	738	1,715	5,325	3,558
Acquisition provision for loan loss	—	—	—	—	—

Allowance for Loan & Lease Losses - Dec 31	$5,194	$5,224	$5,091	$5,706	$6,008
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	163	162	130	153	227

Total Allowance for Credit Losses - Dec 31	$5,357	$5,386	$5,221	$5,859	$6,235

Ratio of net charge-offs to average Loans outstanding	0.18%	0.12%	0.46%	1.02%	0.55%

Ratio of the Allowance for Loan Loss to Nonperforming Loans	156.03%	108.20%	238.90%	97.63%	42.75%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2013		2012		2011		2010		2009
	Amount (000’s)%		Amount (000’s)%		Amount (000’s)%		Amount (000’s)%		Amount (000’s)%
Balance at End of Period Applicable To:
Commercial Real Estate	$2,107	43.19	$1,749	39.89	$2,087	39.74	$1,868	36.82	$1,810	39.99
Ag Real Estate	131	7.69	113	8.01	140	6.32	122	6.38	120	7.20
Consumer Real Estate	257	16.05	368	16.01	260	16.12	258	16.31	439	15.01
Commercial and Industrial	1,359	17.27	2,183	20.27	1,948	22.62	2,354	22.24	2,494	21.15
Agricultural	326	11.36	290	11.52	267	10.38	327	12.40	647	10.48
Consumer, Overdrafts and other loans	292	3.68	268	4.04	315	4.58	380	5.48	479	5.72
Unallocated	722	0.76	253	0.26	74	0.24	397	0.37	19	0.45

Allowance for Loan & Lease Losses	$5,194	100.00	$5,224	100.00	$5,091	100.00	$5,706	100.00	$6,008	100.00
Off Balance Sheet Commitments	163		162		130		$153		$227

Total Allowance for Credit Losses	$5,357		$5,386		$5,221		$5,859		$6,235

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2013 are as follows:

	(In Thousands)
	Under Three Months	Over Three Months Less than Six Months	Over Six Months Less Than One Year	Over One Year
Time Deposits	$14,035	$16,739	$26,206	$43,382

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest DDAs	Interest DDAs	Savings Accounts	Time Accounts
December 31, 2013:
Average balance	$104,024	$202,914	$197,157	$250,737
Average rate	0.00%	0.53%	0.19%	1.08%
December 31, 2012:
Average balance	$84,217	$190,273	$182,724	$285,214
Average rate	0.00%	0.70%	0.33%	1.24%
December 31, 2011:
Average balance	$70,547	$185,463	$164,352	$301,394
Average rate	0.00%	0.81%	0.43%	1.59%

Liquidity

Liquidity remains high and the Bank has access to $58 million of unsecured borrowings through correspondent banks and $104.3 million of unpledged securities which may be sold or used as collateral. An additional $9.9 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $133.4 million available provided adequate collateral is pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities. This is accomplished not only by the immediately liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $387.7 million for 2013, and $397.3 million for 2012, and $356 million for 2011. This represented 41.3 percent, 42.5 percent and 39 percent of total average assets, respectively. Of the almost $324.5 million of debt securities in the company’s portfolio as of December 31, 2013, $33.9 million, or 10.5 percent of the portfolio, is expected to receive payments or mature in 2014. The availability of the funds may be reduced by the need to utilize securities for pledging purposes on public deposits. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances as of year-end 2013 increased in all categories with the exception of time deposits. Overall deposits increased an average of $4.7 million during 2013 compared to an increase of $20.7 million in average deposits in 2012. These represent changes of 1.7 percent and 3.1 percent in average total deposits, respectively. The Bank also utilized Federal Funds purchased at times during 2012 and 2013. The average balance for 2013 was $785.5 thousand, which was mainly for verification of borrowing procedures should the need arise and while awaiting the influx of deposits from the Custar acquisition.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Company’s average loan to deposit ratio was 66.2 percent for 2013, 65 percent for 2012 and 68.24 percent for 2011. The lower ratios in 2013 through 2011 were due to the success of the deposit gathering function, the residential mortgage loans being sold in the secondary market and the lack of loan demand. The Company’s goal is for this ratio to be higher with loan growth being the driver. However, this was and may be difficult to achieve in 2014 with borrowers still taking a conservative approach to increasing their liabilities. Fourth quarter 2013 activity shows promise in gathering loans in our newer markets.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $69.8 million at the end of 2013 compared to $51.3 million at the end of 2012 and to $52.4 million at the end of 2011. These accounts are used to provide a sweep product to the Bank’s commercial customers.

Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary.

“Other borrowings” are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source decreased by $7.1 million to $4.5 million at December 31, 2013. This compares to decreased borrowings during 2012 of $5.1 million to $11.6 million at December 31, 2012 and decreased borrowings during 2011 of $13.2 million to $16.7 million to end at December 31, 2011. The decreased borrowings were payoffs of matured notes in 2012 and 2013. Sufficient funds were available to fund growth so new advances were not needed.

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

Contractual Obligations

Contractual Obligations of the Company totaled $311.6 million as of December 31, 2013. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Securities sold under agreement to repurchase	$69,756	$52,503	$17,253	$—	$—
Time Deposits	236,360	129,782	89,225	15,965	1,388
Dividends Payable	967	967	—	—	—
Long Term Debt	4,500	4,500	—	—	—

Total	$311,583	$187,752	$106,478	$15,965	$1,388

Capital Resources

Stockholders’ equity was $108.3 million as of December 31, 2013 compared to $110.2 million at December 31, 2012. Dividends declared during 2013 were $0.81 per share totaling $3.75 million and 2012 were $0.78 per share totaling $3.64 million. During 2013, the Company purchased 56,000 shares and awarded 11,000 restricted shares to 53 employees. During 2012, the Company purchased 42,144 shares and awarded 11,000 restricted shares to 54 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. At year-end 2013, the Company held 561,562 shares in Treasury stock and 31,890 unvested shares of restricted stock. At year-end 2012, the Company held 515,942 shares in Treasury stock and 30,670 shares in unearned stock awards. On January 17, 2014 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 17, 2014 and ending December 31, 2014.

Capital Resources (Continued)

The decrease in the equity balance of 2013 as compared to 2012 was due to the market value fluctuation of our available for sale investment portfolio.

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios. At December 31, 2013, the Bank and the Company had total risk-based capital ratios of 14.16% and 16.34%, respectively. Core capital to risk-based asset ratios of 13.34% and 15.53% for the Bank and the Company, respectively, are well in excess of regulatory guidelines. The Bank’s leverage ratio of 9.40% is also substantially in excess of regulatory guidelines, as is the Company’s at 10.88%. For further discussion and analysis of regulatory capital requirements, refer to Note 14 of the Audited Financial Statements.

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

Market Risk (Continued)

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate changes by	Cumulative Total (000)	% Change to Flat Rate
2.61%	-9.25%	Rising	3.00%	$23,834	-9.93%
2.61%	-9.15%	Rising	2.00%	$23,883	-9.74%
2.57%	-10.67%	Rising	1.00%	$23,500	-11.19%
2.88%	—	Flat	—	$26,461	—
2.39%	-16.92%	Falling	-1.00%	$21,825	-17.52%
2.28%	-20.68%	Falling	-2.00%	$20,822	-21.31%
2.19%	-23.96%	Falling	-3.00%	$19,907	-24.77%

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

ITEM 8. FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at December 31, 2013 and 2012.

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flow for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

Plante & Moran, PLLC Suite 500 2601 Cambridge Court Aubum Hills, MI 48326 Tel: 248.375.7100 Fax: 248.375.7101 plantemoran.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC

Auburn Hills, MI

February 26, 2014

Farmers & Merchants Bancorp, Inc. and Subsidiary

Consolidated Balance Sheet

December 31, 2013 and 2012

(000’s Omitted, Except Per Share Data)

	2013	2012
Assets
Assets
Cash and due from banks (Note 1)	$18,265	$37,561
Federal Funds Sold	998	6,531

Total cash and cash equivalents	19,263	44,092
Securities - available for sale (Note 3)	324,509	355,905
Other Securities, at cost (Note 3)	4,216	4,365
Loans, net (Note 4)	570,919	496,178
Premises and equipment (Note 5)	18,709	17,599
Goodwill	4,074	4,074
Mortgage Servicing Rights (Note 6)	2,066	2,063
Other Real Estate Owned	2,091	2,310
Other assets (Note 2)	20,091	20,074

Total Assets	$965,938	$946,660

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$110,452	$103,966
Interest-bearing
NOW accounts	215,185	196,971
Savings	214,467	192,808
Time (Note 7)	236,360	269,507

Total deposits	776,464	763,252
Federal Funds purchased and
Securities sold under agreement to repurchase (Note 8)	69,756	51,312
FHLB Advances (Note 9)	4,500	11,600
Dividend payable	967	931
Accrued expenses and other liabilities (Note 10)	5,911	9,326

Total liabilities	857,598	836,421

Stockholders’ Equity (Note 14 and 15)
Common stock - No par value - 6,500,000 shares authorized; 5,200,000 shares issued & outstanding	12,677	12,677
Treasury Stock - 561,562 shares 2013, 515,942 shares 2012	(11,611)	(10,588)
Unearned Stock Awards - 31,890 shares 2013, 30,670 shares 2012	(642)	(584)
Retained earnings	107,910	102,641
Accumulated other comprehensive income	6	6,093

Total stockholders’ equity	108,340	110,239

Total Liabilities and Stockholders’ Equity	$965,938	$946,660

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiary

Consolidated Statement of Income & Comprehensive Income

Years Ended December 31, 2013, 2012 and 2011

(000’s Omitted, Except Per Share Data)

	2013	2012	2011
Interest Income
Loans, including fees	$24,978	$26,489	$29,840
Debt securities:
U.S. Treasury and government agency	4,151	4,427	4,457
Municipalities	2,080	2,112	2,107
Dividends	185	199	185
Federal funds sold	11	20	19
Other	23	26	52

Total interest income	31,428	33,273	36,660
Interest Expense
Deposits	4,193	5,574	6,980
Federal funds purchased and securities sold under agreements to repurchase	248	242	293
Borrowed funds	163	434	883

Total interest expense	4,604	6,250	8,156

Net Interest Income - Before provision for loan losses	26,824	27,023	28,504
Provision for Loan Losses (Note 4)	858	738	1,715

Net Interest Income After Provision
For Loan Losses	25,966	26,285	26,789
Noninterest Income
Customer service fees	5,194	5,204	3,313
Other service charges and fees	3,746	3,499	3,385
Net loss on sale of other assets owned	(144)	(634)	(1,169)
Net gain on sale of loans	1,123	2,041	807
Net gain on sale of securities (Note 3)	775	852	504

Total noninterest income	10,694	10,962	6,840
Noninterest Expenses
Salaries and Wages	9,553	9,039	9,212
Employee benefits (Note 11)	3,219	3,288	2,835
Net occupancy expense	1,251	1,419	1,501
Furniture and equipment	1,349	1,400	1,379
Data processing	1,212	1,119	978
Franchise taxes	953	946	892
FDIC Assessment	535	467	762
Mortgage servicing rights amortization (Note 6)	426	768	498
Other general and administrative	5,559	5,109	4,165

Total other operating expenses	24,057	23,555	22,222

Income Before Income Taxes	12,603	13,692	11,407
Income Taxes (Note 10)	3,596	3,904	2,893

Net Income	$9,007	$9,788	$8,514

Other Comprehensive Income(Loss) (Net of Tax):
Unrealized gains (losses) on securities	$(6,087)	$(288)	$5,843

Comprehensive Income	$2,920	$9,500	$14,357

Earnings Per Share - Basic and Diluted	$1.93	$2.08	$1.82

Weighted Average Shares Outstanding	4,676,547	4,695,876	4,689,021

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiary

Consolidated Statement of Changes to Stockholders’ Equity

For the Years Ended December 31, 2013, 2012 and 2011

(000’s Omitted, Except Per Share Data)

	Shares of Common Stock	Common Stock	Treasury Stock	Unearned Stock Awards	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - January 31, 2011	4,722,894	$12,677	$(9,799)	$(580)	$91,567	$538	$94,403
Comprehensive income (Note 1):
Net income					8,514		8,514
Change in net unrealized gain on sale, net of reclassification adjustment						5,843	5,843

Total comprehensive income							14,357
Purchase of Treasury Stock	(16,779)		(310)				(310)
Shares issued for vested stock awards				202			202
Grant of Restricted Stock Awards -11,000 (Net of Forfeiture - 778)	10,222		211	(186)	(23)		2
Cash dividends declared - $0.76 per share					(3,563)		(3,563)

Balance - December 31, 2011	4,716,337	$12,677	$(9,898)	$(564)	$96,495	$6,381	$105,091
Comprehensive income (Note 1):
Net income					9,788		9,788
Change in net unrealized gain on sale, net of reclassification adjustment						(288)	(288)

Total comprehensive income							9,500
Purchase of Treasury Stock	(42,144)		(894)				(894)
Shares issued for vested stock awards				178			178
Grant of Restricted Stock Awards -11,000 (Net of Forfeiture - 1,135)	9,865		204	(198)	(6)		—
Cash dividends declared - $0.78 per share					(3,636)		(3,636)

Balance - December 31, 2012	4,684,058	$12,677	$(10,588)	$(584)	$102,641	$6,093	$110,239
Comprehensive income (Note 1):
Net income					9,007		9,007
Change in net unrealized gain on sale, net of reclassification adjustment						(6,087)	(6,087)

Total comprehensive income							2,920
Purchase of Treasury Stock	(56,000)		(1,236)				(1,236)
Shares issued for vested stock awards				172			172
Grant of Restricted Stock Awards -11,000 (Net of Forfeiture - 620)	10,380		213	(230)	17		—
Cash dividends declared - $0.81 share					(3,755)		(3,755)

Balance - December 31, 2013	4,638,438	$12,677	$(11,611)	$(642)	$107,910	$6	$108,340

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiary

Consolidated Statement of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(000’s Omitted)

	2013	2012	2011
Cash Flows from Operating Activities
Net income	$9,007	$9,788	$8,514
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,184	1,154	1,135
Amortization of servicing rights	426	768	498
Amortization of Core Deposit Intangible	319	312	312
Compensation Expense related to Stock Awards	(253)	(217)	(182)
Provision for loan loss	858	738	1,715
Gain on sale of loans held for sale	(1,123)	(2,041)	(807)
Originations of loans held for sale	(62,360)	(96,472)	(52,853)
Proceeds from sale of loans held for sale	65,391	95,435	53,631
Accretion and amortization of securities	2,149	3,075	2,902
Deferred income tax expense (benefit)	34	(126)	(165)
Loss on sale of other assets	144	634	1,169
Gain on sales of securities	(775)	(852)	(504)
Change in other assets and other liabilities, net	1,992	2,018	(162)

Net cash provided by operating activities	16,993	14,214	15,203
Cash Flows from Investing Activities
Activity in securities:
Sales	91,039	60,513	30,376
Maturities, prepayments and calls	33,228	42,851	53,661
Purchases	(103,320)	(134,435)	(117,744)
Loan and lease originations and principal collections, net	(67,194)	5,245	18,266
Proceeds from sales of assets	1,138	1,146	1,970
Additions to premises and equipment	(2,063)	(1,774)	(947)
Net cash received for acquisition	15,215	—	—

Net cash used in investing activities	(31,957)	(26,454)	(14,418)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(16,254)	23,870	14,869
Net change in federal funds purchased and securities sold under agreements to repurchase	18,444	(1,128)	1,199
Repayment of long-term debt	(7,100)	(5,062)	(13,212)
Purchase of Treasury Stock	(1,236)	(894)	(310)
Cash dividends paid on common stock	(3,719)	(3,597)	(3,567)

Net cash provided by (used in) financing activities	(9,865)	13,189	(1,021)

Net Increase (Decrease) in Cash and Cash Equivalents	(24,829)	949	(236)
Cash and Cash Equivalents - Beginning of Year	44,092	43,143	43,379

Cash and Cash Equivalents - End of Year	$19,263	$44,092	$43,143

Supplemental Information
Cash paid during the year for:
Interest	$4,679	$6,304	$8,285

Income taxes	$3,240	$4,085	$1,850

Noncash investing activities:
Transfer of loans to other real estate owned	$1,053	$562	$2,236

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $6.5 million for December 31, 2013 and it was $4.9 million for December 31, 2012.

The Company and its subsidiary maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

Other Securities

Other Securities consists of Federal Home Loan Bank of Cincinnati and Indianapolis stock and Farmer Mac stock. The Federal Home Loan Bank of Indianapolis stock was completely redeemed during 2013. These stocks are carried at cost and are held to enable the Bank to conduct business with the entities. The Federal Home Loan Banks sell and purchase their stock at par; therefore cost approximates market value. The Federal Home Loan Bank of Cincinnati stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.

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

December 31, 2013, 2012, and 2011

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 1—Summary of Significant Accounting Policies (Continued)

rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Goodwill and other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for impairment and any such impairment is recognized in the period identified. The Bank considered the following qualitative factors to determine if impairment was likely: 1) the Bank continued to perform above peer and remains profitable with capital growth, 2) the Bank had improved asset quality and does not see any change in the trend, 3) the Bank had strong liquidity and capital positions, 4) in quantitative testing done by utilizing an Asset Liability software module, the excess fair value of capital was almost $19 million or 20.4% over the carrying value and was almost 5 times the value of the goodwill being carried, and 5) the Bank was unaware of any likely circumstances that would indicate the fair value of the entity would be greatly decreased in the near future. Therefore, the Bank concluded it is unlikely impairment of Goodwill has occurred from the goodwill established from the Bank’s acquisition which occurred on December 31, 2007.

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, the Bank’s holding of other real estate owned totaled approximately $2.1 and $2.3 million for 2013 and 2012 respectively.

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 1—Summary of Significant Accounting Policies (Continued)

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Beginning in 2012, restricted stock awards were included in the weighted average number of common shares outstanding and are included currently when granted. As of December 31, the Company held 31,890, 30,670 and 29,715 shares of anti-dilutive restricted stock awards for 2013, 2012 and 2011 respectively.

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

The components of other comprehensive income and related tax effects are as follows:

	(In Thousands)
	2013	2012	2011
Net unrealized gain (loss) on available-for-sale securities	$(8,448)	$417	$9,357
Reclassification adjustment for gain on sale of available-for-sale securities	(775)	(852)	(504)

Net unrealized gains (losses)	(9,223)	(435)	8,853
Tax effect	(3,136)	(147)	3,010

Other comprehensive income (loss)	$(6,087)	$(288)	$5,843

Reclassification

Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform with the 2013 presentation.

Subsequent Events

On January 17, 2014, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 17, 2014 and ending December 31, 2014.

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

On October 24, 2013, Interagency Supervisory Guidance was published related to Troubled Debt Restructurings (TDRs) that clarifies several issues regarding the accounting, classification and risk grading. Based on this guidance, the Bank did reclassify two loans out of TDR which were otherwise misrepresenting the credit quality of the borrower. This correction did not have any impact on the consolidated financial statements.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 1 - Summary of Significant Accounting Policies (Continued)

Fair Value –In 2011. The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update to Fair Value Measurement (Topic 820) results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. However, this update does require expanded disclosure related to the nature and significance of inputs that are used in estimating and measuring the fair value of financial instruments. The amendments in this update are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2011 (therefore, December 31, 2012, for the Corporation).This update did not have a significant impact on the financial statements.

Comprehensive Income – During 2012, the Company adopted new guidance related to the presentation of comprehensive income in the financial statements. Among other changes, the new guidance eliminated the option to only present comprehensive income in the statement of equity. The Company has elected to report comprehensive income in a single statement of operations and comprehensive income. The change in presentation has been applied retrospectively and the 2011 financial statements have been restated to conform to the new presentation method. Other than the change in presentation of comprehensive income and related disclosures, the new guidance did not have a material effect on the financial statements.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (US GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The update is effective prospectively for annual reporting periods beginning after December 15, 2013 and early adoption is allowed. The Company did not elect early adoption.

Goodwill – In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. This standard gives an entity the option to assess qualitative factors to determine if goodwill is impaired. If the qualitative assessment indicates no impairment, a quantitative goodwill impairment test is not required. The standard is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. The Company completed its own qualitative assessment for 2013 and determined no impairment existed. The Company will utilize the services of an independent third party to assess the quantitative test when required.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 2 – Business Combination & Asset Purchase

On December 13, 2013, the Bank completed its purchase of a branch office in Custar, Ohio from Croghan Colonial Bank. Deposits of approximately $29.5 million and loans of $11.4 million were included in the purchase. The aggregate acquisition cost of the Custar office was $1.2 million, which was all paid in cash. The new office is located within the Bank’s current market area, expanding our presence in Wood County.

The following table summarizes the estimated values of the assets acquired and the liabilities assumed:

($ in Thousands)
Cash	$204
Loans	11,436
Accrued Interest on Loans	31
Premises and Equipment	271
Core Deposit Intangible Asset	1,171
Other Assets	1

Total Assets Acquired	$13,114

Deposits	$29,466
Accrued Interest on Deposits	17
Other Liabilities	17

Total Liabilities Assumed	$29,500

Net Liabilities Assumed	$(16,386)

The Company also recognized core deposit intangible assets of $2.26 million with the purchase of offices. $1.17 million was recognized with the purchase of the Custar office on December 13, 2013 and $1.09 million with the Hicksville office on July 9, 2010. These are being amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis. In connection with a December 31, 2007 Knisely acquisition, the Company recognized a core deposit intangible asset of $1.1 million, which is being amortized on a straight line basis over 7 years, which represents the estimated remaining economic useful life of the deposits.

The estimated amortization expense for the years ended December 31, 2013, 2012 and 2011 was $319, $312 and $312 thousand, respectively.

Amortization expense of the core deposit intangible assets remaining is as follows:

	(In Thousands)
	Knisley	Hicksville	Custar	Total
2014	$157	$156	$167	$480
2015	—	155	167	322
2016	—	155	167	322
2017	—	77	167	244
2018	—	—	167	167
Thereafter	—	—	330	330

Total	$157	$543	$1,165	$1,865

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 3 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$26,067	$—	$(795)	$25,272
U.S. Government agency	174,772	1,386	(3,186)	172,972
Mortgage-backed securities	44,638	728	(574)	44,792
State and local governments	79,023	2,909	(459)	81,473

Total available-for-sale securities	$324,500	$5,023	$(5,014)	$324,509

	(In Thousands)
	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$10,604	$—	$(36)	$10,568
U.S. Government agency	216,466	3,905	(171)	220,200
Mortgage-backed securities	51,581	1,425	—	53,006
State and local governments	68,022	4,129	(20)	72,131

Total available-for-sale securities	$346,673	$9,459	$(227)	$355,905

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 3 – Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2013
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(795)	$25,272	$—	$—
U.S. Government agency	(2,783)	96,241	(403)	4,598
Mortgage-backed securities	(574)	23,171	—	—
State and local governments	(459)	19,594	—	—

Total available-for-sales securities	$(4,611)	$164,278	$(403)	$4,598

	2012
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(36)	$10,568	$—	$—
U.S. Government agency	(171)	33,034	—	—
Mortgage-backed securities	—	—	—	—
State and local governments	(20)	2,903	—	—

Total available-for-sales securities	$(227)	$46,505	$—	$—

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $91.0, $60.5, and $30.3 million for 2013, 2012 and 2011 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2013	2012	2011
Gross realized gains	$839	$852	$504
Gross realized losses	(64)	—	—

Net realized gains	$775	$852	$504

Tax expense related to net realized gains	$264	$290	$171

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 3 – Securities (Continued)

The amortized cost and fair value of debt securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value

One year or less	$8,774	$8,892
After one year through five years	173,008	174,132
After five years through ten years	89,624	87,168
After ten years	8,456	9,525

Total	$279,862	$279,717
Mortgage-backed securities	44,638	44,792

Total	$324,500	$324,509

Investments with a carrying value and fair value of $205.2 million at December 31, 2013 and $196.9 million at December 31, 2012 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of December 31, 2013. Federal Home Loan Bank of Indianapolis stock which was acquired in the Knisely acquisition, completely redeemed in early 2013. The stock acquired had a five-year redemption period. The stock is carried at cost, which approximates fair value.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans

The Company had $556 thousand in loans held for sale in 2013 as compared to $2.5 million in loans held for sale in 2012. Due to materiality, these loans are included in the Consumer Real Estate loan numbers.

Loans at December 31 are summarized below:

	(In Thousands)
	2013	2012
Loans:
Commercial real estate	$248,893	$199,999
Agricultural real estate	44,301	40,143
Consumer real estate	92,438	80,287
Commercial and industrial	99,498	101,624
Agricultural	65,449	57,770
Consumer	21,406	20,413
Industrial Development Bonds	4,358	1,299

	$576,343	$501,535

Less: Net deferred loan fees and costs	(230)	(133)

	576,113	501,402

Less: Allowance for loan losses	(5,194)	(5,224)

Loans - Net	$570,919	$496,178

The following is a maturity schedule by major category of loans at December 31, 2013:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years	Total
Commercial Real Estate	$34,689	$101,279	$112,925	$248,893
Agricultural Real Estate	1,981	11,301	31,019	44,301
Consumer Real Estate	10,483	16,694	65,261	92,438
Commercial and industrial	54,079	39,597	5,822	99,498
Agricultural	40,158	21,682	3,609	65,449
Consumer	5,524	12,770	3,112	21,406
Industrial Development Bonds	1,932	542	1,884	4,358

	$148,846	$203,865	$223,632	$576,343

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2013:

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$150,698	$98,195
Agricultural Real Estate	34,741	9,560
Consumer Real Estate	75,105	17,333
Commercial and industrial loans	78,906	20,592
Agricultural	60,441	5,008
Consumer, Master Card and Overdrafts	16,837	4,569
Industrial Development Bonds	4,358	—

As of December 31, 2013 and 2012 one to four family residential mortgage loans amounting to $24.3 million and $26.8 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January 2010 to a low of 0.25% as of the end of December 2013. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the writing down of uncollectable credits in a timely manner.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio segment of loans as of December 31, 2013 and 2012 net of deferred fees:

	(In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
2013
Residential	$778	$—	$234	$1,012	$91,426	$92,438	$—
Ag RE	—	—	—	—	44,301	$44,301	—
Ag	—	—	—	—	65,449	$65,449	—
Commercial Real Estate	—	—	373	373	248,520	$248,893	—
Commercial and Industrial	—	—	26	26	103,830	$103,856	—
Consumer	28	2	—	30	21,146	21,176	—

Total	$806	$2	$633	$1,441	$574,672	$576,113	$—

2012
Residential	$575	$—	$648	$1,223	$79,064	$80,287	$—
Ag RE	—	—	—	—	40,143	40,143	—
Ag	11	—	—	11	57,759	57,770	—
Commercial Real Estate	—	—	877	877	199,122	199,999	—
Commercial and Industrial	78	—	2,567	2,645	100,278	102,923	—
Consumer	51	1	—	52	20,228	20,280	1

Total	$715	$1	$4,092	$4,808	$496,594	$501,402	$1

The following table presents the recorded investment in nonaccrual loans by portfolio segment of loans as of December 31, 2013 and December 31, 2012:

	(In Thousands)
	2013	2012
Consumer real estate	$483	$964
Agricultural real estate	—	—
Agriculture	—	—
Commercial real estate	2,436	877
Commercial	410	2,987
Consumer	—	—

Total	$3,329	$4,828

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

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

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

The following table represents the risk category of loans by portfolio segment based on the most recent analysis performed as of the time periods shown of December 31, 2013 and December 31, 2012.

	(In Thousands)
	Agriculture Real Estate		Agriculture		Commercial Real Estate		Commercial		Industrial Development Bonds
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
1-2	$3,764	$2,719	$9,263	$5,022	$1,104	$4,046	$2,525	$750	$—	$97
3	14,588	15,111	27,212	23,525	55,060	42,467	21,610	21,750	3,869	859
4	25,186	21,481	28,974	29,188	182,277	137,537	72,059	71,228	489	343
5	729	794	—	35	4,987	8,984	2,119	3,385	—	—
6	34	38	—	—	5,092	6,295	758	2,202	—	—
7	—	—	—	—	373	670	427	2,309	—	—
8	—	—	—	—	—	—	—	—	—	—

Total	$44,301	$40,143	$65,449	$57,770	$248,893	$199,999	$99,498	$101,624	$4,358	$1,299

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2013 and December 31, 2012.

	(In Thousands)
	Consumer Real Estate
	2013	2012
Grade
Pass	$92,226	$79,766
Special mention (5)	—	—
Substandard (6)	18	110
Doubtful (7)	194	411

Total	$92,438	$80,287

	(In Thousands)
	Consumer - Credit Card		Consumer - Other
	2013	2012	2013	2012
Performing	$3,721	$3,470	$17,425	$16,775
Nonperforming	—	3	30	32

Total	$3,721	$3,473	$17,455	$16,807

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2013 and 2012 are as follows:

	(In Thousands)
	2013	2012
Impaired loans without a valuation allowance	$924	$730
Impaired loans with a valuation allowance	1,516	3,861

Total impaired loans	$2,440	$4,591

Valuation allowance related to impaired loans	$516	$865

Total non-accrual loans	$3,329	$4,828

Total loans past-due ninety days or more and still accruing	$—	$1

	(In Thousands)
	2013	2012	2011
Average investment in impaired loans	$3,274	$3,436	$5,466

Interest income recognized on impaired loans	$60	$26	$1,230

Interest income recognized on a cash basis on impaired loans	$17	$21	$1,175

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $861.2 thousand of its impaired loans classified as trouble debt restructured as of December 31, 2013 as compared to $627.3 thousand of its impaired loans classified as trouble debt restructured as of December 31, 2012.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

The following table represents three months ended and year ended December 31, 2013.

		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
December 31, 2013	Contracts	Outstanding	Outstanding	December 31, 2013	Contracts	Outstanding	Outstanding
Troubled Debt	Modified in the	Recorded	Recorded	Troubled Debt	Modified in the	Recorded	Recorded
Restructurings	Last 3 Months	Investment	Investment	Restructurings	Last 12 Months	Investment	Investment
Commercial Real Estate		$—	$—	Commercial Real Estate		$—	$—
Ag Real Estate		—	—	Ag Real Estate		—	—
Commercial and Industrial		—	—	Commercial and Industrial	1	81	43

Troubled Debt Restructurings	Number of Contracts Modified in the	Recorded	Troubled Debt Restructurings	Number of Contracts Modified in the	Recorded
That Subsequently Defaulted	Last 3 Months	Investment	That Subsequently Defaulted	Last 12 Months	Investment
Commercial Real Estate		$—	Commercial Real Estate		$—
Ag Real Estate		—	Ag Real Estate		—
Commercial and Industrial		—	Commercial and Industrial		—

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

The following table represents three months ended and year ended December 31, 2012.

		(In Thousands)				(In Thousands)
		Pre-	Post-			Pre-	Post-
	Number of	Modification	Modification		Number of	Modification	Modification
	Contracts	Outstanding	Outstanding		Contracts	Outstanding	Outstanding
December 31, 2012	Modified in the	Recorded	Recorded	December 31, 2012	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment	Troubled Debt Restructurings	Last 12 Months	Investment	Investment
Commercial Real Estate		$—	$—	Commercial Real Estate	1	$1,937	$1,921
Ag Real Estate		—	—	Ag Real Estate		—	—
Commercial and Industrial		—	—	Commercial and Industrial	2	420	420

	Number of			Number of
Contracts
Troubled Debt Restructurings	Modified in the	Recorded	Troubled Debt Restructurings		Recorded
That Subsequently Defaulted	Last 3 Months	Investment	That Subsequently Defaulted		Investment
Commercial Real Estate		$—	Commercial Real Estate		$—
Ag Real Estate		—	Ag Real Estate		—
Commercial and Industrial		—	Commercial and Industrial		—

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

The following table presents loans individually evaluated for impairment by portfolio segment of loans as of December 31, 2013 and 2012:

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized
2013
With no related allowance recorded:
Residential	$18	$18	$—	$138	$10
Agriculture real estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Commercial real estate	906	906	—	630	21
Commercial	—	—	—	203	—
Consumer	—	—	—	—	—
With a specific allowance recorded:
Residential	282	282	78	204	5
Agriculture real estate	88	88	9	72	—
Agriculture	—	—	—	—	—
Commercial real estate	769	1,116	295	518	22
Commercial	377	377	134	1,549	2
Consumer	—	—	—	—	—

Totals:
Residential	$300	$300	$78	$342	$15

Agriculture real estate	$88	$88	$9	$72	$—

Agriculture	$—	$—	$—	$—	$—

Commercial real estate	$1,675	$2,022	$295	$1,148	$43

Commercial	$377	$377	$134	$1,752	$2

Consumer	$—	$—	$—	$—	$—

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2013	2012	2011
Allowance for Loan Losses
Balance at beginning of year	$5,224	$5,091	$5,706
Provision for loan loss	858	738	1,715
Loans charged off	(1,262)	(891)	(2,681)
Recoveries	374	286	351

Balance at ending of year	$5,194	$5,224	$5,091

Allowance for Unfunded Loan Commitments & Letters of Credit	$163	$162	$130

Total Allowance for Credit Losses	$5,357	$5,386	$5,221

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 4 – Loans (Continued)

Additional analysis related to the allowance for credit losses as of December 31, 2013 and 2012 is as follows:

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$368	$113	$290	$1,749	$2,183	$268	$162	$253	$5,386
Charge Offs	(147)	—	—	(164)	(513)	(438)	—	—	(1,262)
Recoveries	20	—	5	23	141	185	—	—	374
Provision	16	18	31	499	(452)	277	—	469	858
Other Non-interest expense related to unfunded	—	—	—	—	—	—	1	—	1

Ending Balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357

Ending balance: individually evaluated for impairment	$78	$9	$—	$295	$134	$—	$—	$—	$516

Ending balance: collectively evaluated for impairment	$179	$122	$326	$1,812	$1,225	$292	$163	$722	$4,841

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$92,438	$44,301	$65,449	$248,893	$103,856	$21,176	$—	$—	$576,113

Ending balance: individually evaluated for impairment	$300	$88	$—	$1,675	$377	$—	$—	$—	$2,440

Ending balance: collectively evaluated for impairment	$92,138	$44,213	$65,449	$247,218	$103,479	$21,176	$—	$—	$573,673

Ending balance: loans acquired with deteriorated credit quality	$540	$—	$—	$—	$—	$—	$—	$—	$540

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2013	2012
Land	$4,360	$4,337
Buildings (useful life 15-39 years)	20,593	19,130
Construction in Progress	—	274
Furnishings (useful life 3-15 years)	11,035	10,361

	35,988	34,102
Less: Accumulated depreciation	(17,279)	(16,503)

Premises and Equipment (Net)	$18,709	$17,599

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 amounted to $1.2, $1.2, and $1.1 million, respectively.

Note 6 – Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $282 and $280 million at December 31, 2013 and 2012, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2013 and 2012, was $2.1 million. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income. The capitalized additions are as shown in the table following.

The fair market value of the capitalized servicing rights as of December 31, 2013 and 2012 was $2.8 million and $2.4 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 11.2 and 18.9 were utilized for 2013 and 2012, respectively. All stratums showed positive values compared to carrying value using a discount yield of 8.25% for 2013 and 7.75% for 2012.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2013	2012
Beginning Year	$2,063	$2,071
Capitalized Additions	429	760
Amortization	(426)	(768)
Valuation Allowance	—	—

End of Year	$2,066	$2,063

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 7 – Deposits

Time deposits at December 31 consist of the following:

	(In Thousands)
	2013	2012
Time deposits under $100,000	$135,998	$147,732
Time deposits of $100,000 or more	100,362	121,775

	$236,360	$269,507

At December 31, 2013 the scheduled maturities for time deposits are as follows:

(In Thousands)
2014	$129,782
2015	55,301
2016	33,924
2017	11,835
2018	4,130
thereafter	1,388

$236,360

Note 8 – Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2013 and 2012 securities with a book value of $74.7 million and $69.0 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s Federal Funds purchased.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

	Daily Securities Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2013	$38,503	0.08%	$48,366	$38,859	0.09%
2012	$35,173	0.10%	$41,876	$38,725	0.18%
2011	$38,209	0.15%	$42,154	$36,910	0.30%

		Term CD’s Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2013	$17,253	1.25%	$17,291	$17,095	1.25%
2012	$16,139	1.25%	$16,139	$14,184	1.22%
2011	$14,231	1.28%	$15,095	$14,606	1.25%

Note 9 – Federal Home Loan Bank Advances

Long term debt consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly. As of December 31, 2013, the Bank has only one loan which was structured as a single maturity with an interest rate on the loan of 2.30%. Total borrowings were $4.5 million and $11.6 million for 2013 and 2012, respectively. The advances are secured by $24.3 and $26.8 million of mortgage loans as of December 31, 2013 and 2012, respectively under a blanket collateral agreement.

The advance is subject to prepayment penalty and the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future obligations of the advances are as follows at December 31, 2013:

(In Thousands)
2014	$4,500
2015	—
2016	—

$4,500

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 10 - Federal Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2013	2012	2011
Current:
Federal	$3,562	$4,030	$3,058
Deferred:
Federal	34	(126)	(165)

	$3,596	$3,904	$2,893

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2013	2012	2011
Income tax at statutory rates	$4,285	$4,655	$3,878
Increase(decrease) resulting from:
Tax exempt interest	(640)	(677)	(689)
Change in prior estimates and other	(49)	(74)	(296)

	$3,596	$3,904	$2,893

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2013	2012
Deferred Tax Assets:
Allowance for loan losses	$1,766	$1,776
Other	788	766

Total deferred tax assets	2,554	2,542
Deferred Tax Liabilities:
Accreted discounts on bonds	73	55
FHLB stock dividends	859	859
Mortgage servicing rights	702	701
Other	1,121	1,094
Net unrealized gain on available- for-sale securities	3	3,139

Total deferred tax liabilities	2,758	5,848

Net Deferred Tax Liability	$(204)	$(3,306)

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 11 - Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $670, $744 and $680 thousand for 2013, 2012 and 2011, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 11,000 shares of restricted stock were issued to 53 employees during 2013, 11,000 shares of restricted stock were issued to 54 employees and 11,000 shares to 56 employees during 2012 and 2011, respectively. Under the plan, the shares vest 100% in three years. During the 3 year vesting period, the employees received dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 620, 1,135 and 778 shares forfeited during 2013, 2012 and 2011, respectively. During 2012, 8,700 shares awarded in 2009 were vested 100%, and 41 employees received the stock. During 2013, 9,160 shares awarded in 2010 were vested 100%, and 45 employees received the stock. Due to retirement, one employee received 210 shares from awards granted in 2009, 2010 and 2011. The majority of shares, 8,875, awarded in 2008 were vested 100% during 2011 and 44 employees received the stock. Three employees received 557 shares from awards granted in 2008, 2009 and 2010 due to retirement. Compensation expense applicable to the restricted stock totaled $253, $219 and $202 thousand for the year ending December 31, 2013, 2012 and 2011, respectively.

The following table summarizes the activity of restricted stock awards as of December 31:

	Shares
	2013	2012	2011
Beginning of period	30,670	29,715	28,925
Granted	11,000	11,000	11,000
Vested	(9,160)	(8,910)	(9,432)
Forfeited	(620)	(1,135)	(778)

Nonvested, end of period	31,890	30,670	29,715

As of December 31, 2013, there was $366 thousand of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan.

Note 12 - Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $5.9 and $6.5 million at December 31, 2013 and 2012, respectively. New loans approved during 2013 were $582 thousand. During 2013, subsequent advances totaled $11.3 million and payments of $11.8 million were received. The difference in related borrowings amounted to $506 thousand, net reduction. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2013 and 2012, amounted to $22.3 million and $4.2 million, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2013 and 2012 was $163 thousand and $162 thousand, respectively. At December 31, 2013 and 2012, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2013	2012
Commitments to extend credit	$201,891	$191,790
Credit card arrangements	14,818	14,451
Standby letters of credit	1,567	1,470

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 14 - Minimum Regulatory Capital Requirements (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2013, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2013 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2013 and 2012 are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
As of December 31, 2013	(000’s) Amount	Ratio	(000’s) Amount	Ratio	(000’s) Amount		Ratio
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	$107,752	16.34%	$52,756	8.00%	$	N/A	N/A
Farmers & Merchants State Bank	92,838	14.10%	52,674	8.00%		65,843	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	102,395	15.53%	26,378	4.00%		N/A	N/A
Farmers & Merchants State Bank	87,481	13.29%	26,337	4.00%		39,506	6.00%
Tier 1 Capital (to Adjusted Total Assets) Consolidated	102,395	10.88%	37,644	4.00%		N/A	N/A
Farmers & Merchants State Bank	87,481	9.40%	37,228	4.00%		46,535	4.00%

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

	Actual		Adequacy Purposes		Provisions
As of December 31, 2012	(000’s) Amount	Ratio	(000’s) Amount	Ratio	(000’s) Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	$104,446	17.35%	$48,167	8.00%	N/A	N/A
Farmers & Merchants State Bank	88,746	14.74%	48,167	8.00%	$60,208	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	99,059	16.45%	24,084	4.00%	N/A	N/A
Farmers & Merchants State Bank	83,359	13.85%	24,083	4.00%	36,125	6.00%
Tier 1 Capital (to Adjusted Total Assets) Consolidated	99,059	10.67%	37,152	4.00%	N/A	N/A
Farmers & Merchants State Bank	83,359	8.92%	37,368	4.00%	46,710	5.00%

Note 15 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $15.0 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 16 - Fair Value of Financial Instrument (Continued)

Securities and Other Securities

Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank. The Bank acquired stock in the Federal Home Loan Bank of Indianapolis at a cost of $231.4 thousand through its acquisition of Knisely Bank. There were no borrowings at the time of acquisition associated with Federal Home Loan Bank of Indianapolis. The Bank had requested Federal Home Loan Bank of Indianapolis to buy back its stock when the acquisition of Knisely was completed in January 2008. A five year waiting period was imposed and the stock was ultimately redeemed in full during 2013. An early redemption of 42,000 shares occurred in 2010 with another 41,000 shares redeemed in 2011. These decreased the aggregate holdings to a value of $148.4 thousand which was redeemed in 2013.

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

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 16 - Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2013 and 2012, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities. The table excludes the following:

Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 2013					December 2012
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$19,263	$19,263	$19,263	$—	$—	$44,092	$44,092	$44,092	$—	$—
Securities - available for sale	324,509	324,509	25,272	288,891	10,346	355,905	355,905	10,568	328,929	16,408
Other Securities	4,216	4,216	—	—	4,216	4,365	4,365	—	—	4,365
Loans, net	570,919	579,992	—	—	579,992	496,178	501,260	—	—	501,260
Interest receivable	3,694	3,694	—	—	3,694	3,603	3,603	—	—	3,603

Total Assets	$922,601	$931,674	$44,535	$288,891	$598,248	$904,143	$909,225	$54,660	$328,929	$525,636

Financial Liabilities:
Interest bearing Deposits	$429,652	$429,750	$—	$—	$429,750	$389,779	$390,066	$—	$—	$390,066
Non-interest bearing Deposits	110,452	111,239	—	111,239	—	103,966	104,529	—	104,529	—
Time Deposits	236,360	236,027	—	—	236,027	269,507	272,591	—	—	272,591

Total Deposits	$776,464	$777,016	$—	$111,239	$665,777	$763,252	$767,186	$—	$104,529	$662,657
Short-term debt	69,756	69,756	—	—	69,756	51,312	51,312	—	—	51,312
Federal Home Loan Bank advances	4,500	4,570	—	—	4,570	11,600	11,012	—	—	11,012
Interest payable	223	223	—	—	223	288	288	—	—	288
Dividends payable	967	967	—	967	—	931	931	—	931	—

Total Liabilities	$851,910	$852,532	$—	$112,206	$740,326	$827,383	$830,729	$—	$105,460	$725,269

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 16 - Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012, and the valuation techniques used by the Company to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities in active markets that the Company has the ability to access.

Available-for-sale securities - When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted.

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

The following summarizes financial assets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 16 - Fair Value of Financial Instruments (Continued)

($ in Thousands)	Quoted Prices in Active	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2013	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,272	$—	$—
U.S. Government agency	—	172,972	—
Mortgage-backed securities	—	44,792	—
State and local governments	—	71,127	10,346

Total Securities Available for Sale	$25,272	$288,891	$10,346

($ in Thousands)	Quoted Prices in Active	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2012	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$10,568	$—	$—
U.S. Government agency	—	220,200	—
Mortgage-backed securities	—	53,006	—
State and local governments	—	55,723	16,408

Total Securities Available for Sale	$10,568	$328,929	$16,408

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2013 and 2012, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2013 and 2012, impaired loans categorized as Level 3 were $1.9 and $3.7 million, respectively. The specific allocation for impaired loans was $516.1 thousand as of December 31, 2013 and $864.9 thousand as of December 31, 2012, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 16 - Fair Value of Financial Instruments (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value:

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013
	Quoted Prices in Active				Change in
($ in Thousands)		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	twelve-month period
	December 31, 2013	Assets (Level 1)	(Level 2)	(Level 3)	ended Dec. 31, 2013
Impaired loans	$1,924	$—	$—	$1,924	$(525)
Other real estate owned - residential mortgages	964	—	—	964	—
Other real estate owned - commercial	1,127	—	—	1,127	(64)

Total change in fair value					$(589)

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012
		Quoted Prices in Active			Change in
($ in Thousands)		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	twelve-month period
	December 31, 2012	Assets (Level 1)	(Level 2)	(Level 3)	ended Dec. 31, 2012
Impaired loans	$3,726	$—	$—	$3,726	$(820)
Other real estate owned - residential mortgages	783	—	—	783	(62)
Other real estate owned - commercial	1,526	—	—	1,526	(214)

Total change in fair value					$(1,096)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2013, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 17 - Condensed Financial Statements of Parent Company

Balance Sheet

	(In Thousands)
	2013	2012
Assets
Cash	$322	$1,173
Related party receivables:
Dividends & Accounts receivable from subsidiary	951	954
Accrued interest receivable Municipals	49	—
Note receivable from Bank subsidiary	—	15,000
Securities - Municipals	14,956	—
Investment in subsidiary	93,436	94,540

Total Assets	$109,714	$111,667

Liabilities
Accrued expenses	$407	$497
Dividends payable	967	931

	1,374	1,428

Stockholders’ Equity
	108,340	110,239

Total Liabilities and Stockholders’ Equity	$109,714	$111,667

Statement of Income

	(In Thousands)
	2013	2012	2011
Income
Dividends from subsidiary	$3,830	$3,870	$4,000
Interest	566	713	713
Interest Municipals	30	—	—
Total Income	4,426	4,583	4,713
Operating Expenses	304	305	499
Income Before Income Taxes and Equity in Undistributed Earnings (Distributions in excess of earnings) and Subsidiary	4,122	4,278	4,214
Income Taxes	89	139	72
	4,033	4,139	4,142
Equity in undistributed earnings (Distributions in excess of earnings) of subsidiary	4,974	5,649	4,372
Net Income	$9,007	$9,788	$8,514
Other Comprehensive Loss:
Unrealized losses on securities	$(15)	$—	$—
Comprehensive Income	$8,992	$9,788	$8,514

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 17 - Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows

	(In Thousands)
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$9,007	$9,788	$8,514
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	(4,974)	(5,649)	(4,372)
Accretion & Amortization of Securities	21
Changes in Assets and Liabilities:
Dividends receivable	(10)	260	(111)
Other Assets and Liabilities	52	282	231

Net Cash Provided by Operating Activities	4,096	4,681	4,262
Cash Flows from Investing Activities
Purchase of Available for Sale Securities	(14,992)	—	—
Repayment of Subsidiary Subordinated Debt	15,000	—	—

Net Cash Provided by Investing Activities	8	—	—
Cash Flows from Financing Activities
Payment of dividends	(3,719)	(3,597)	(3,567)
Purchase of Treasury Stock	(1,236)	(894)	(310)

Net Cash Used in Financing Activities	(4,955)	(4,491)	(3,877)

Net Change in Cash and Cash Equivalents	(851)	190	385
Cash and Cash Equivalents
Beginning of year	1,173	983	598

Cash and Cash Equivalents
End of year	$322	$1,173	$983

The intercompany subordinated debt between the Company and the Bank matured during the fourth quarter of 2013. The Company invested the proceeds into tax exempt municipal securities, thereby replacing a revenue stream independent of dividends from the Bank with which to operate. The Company also benefits from a more favorable tax treatment for these holdings.

Farmers & Merchants Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 18 - Quarterly Financial Data

Quarterly Financial Data - UNAUDITED

	(000’s omitted except per share data) Quarter Ended in 2013
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$7,702	$7,765	$7,844	$8,117
Interest expense	1,233	1,184	1,129	1,058

Net Interest Income	6,469	6,581	6,715	7,059
Provision for loan loss	167	112	303	276

Net interest income after provision of loan loss	6,302	6,469	6,412	6,783
Other income (expense)	(3,218)	(2,958)	(3,555)	(3,632)

Net income before income taxes	3,084	3,511	2,857	3,151
Income taxes	932	1,009	791	864

Net income	$2,152	$2,502	$2,066	$2,287

Earnings per Common Share	$0.46	$0.53	$0.45	$0.49

Average common shares outstanding	4,683,659	4,679,971	4,682,655	4,660,096

	Quarter Ended in 2012
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$8,476	$8,525	$8,278	$7,994
Interest expense	1,624	1,653	1,532	1,441

Net Interest Income	6,852	6,872	6,746	6,553
Provision for loan loss	128	78	236	296

Net interest income after provision for loan loss	6,724	6,794	6,510	6,257
Other income (expense)	(3,510)	(3,236)	(3,122)	(2,725)

Net income before income taxes	3,214	3,558	3,388	3,532
Income taxes	930	1,020	947	1,007

Net income	$2,284	$2,538	$2,441	$2,525

Earnings per common share	$0.48	$0.54	$0.52	$0.54

Average common shares outstanding	4,714,197	4,695,151	4,685,879	4,688,467

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

MANAGEMENT REPORT REGARDING

DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director
Dexter L. Benecke	71	President, Freedom Ridge, Inc.	1999

Eugene N. Burkholder	61	President, Falor Farm Center, Inc.	2012

Steven A. Everhart	59	Self Employed	2003

Darryl L. Faye	68	Retired CFO in Healthcare Industry	2012

Jo Ellen Hornish	59	CEO Hornish Bros, Inc./Fountain City Leasing, Inc./Advantage Powder Coating, Inc.	2013

Jack C. Johnson	61	President, Hawk’s Clothing, Inc.	1991

Marcia S. Latta	52	Vice President/Division of University Advancement/University of Findlay	2009

Steven J. Planson	54	President, Planson Farms, Inc.	2008

Anthony J. Rupp	64	President, Rupp Furniture Co.	2000

James C. Saneholtz	67	President, Saneholtz-McKarns, Inc.	1995

Kevin J. Sauder	53	President/CEO, Sauder Woodworking Co.	2004

Paul S. Siebenmorgen	64	President/CEO of the Corporation and The Farmers & Merchants State Bank	2005

Steven J. Wyse	69	Private Investor	1991

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years
Jack C. Johnson	61	Chairman

Paul S. Siebenmorgen	64	President & Chief Executive Officer

Barbara J. Britenriker	52	Executive Vice President Chief Financial Officer

Todd A. Graham	63	Executive Vice President Chief Lending Officer

Edward A. Leininger	57	Executive Vice President Chief Operating Officer

Rex D. Rice	55	Executive Vice President Senior Commercial Banking Director

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2014, and is incorporated herein by reference. The information called for under Item 405 of Regulation S-K regarding compliance with Section 16(a) and called for under Item 407(d)(5) regarding the existence of a Financial Expert on the Audit Committee of the Company’s Board of Directors is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2014, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2014, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 17, 2014 and is incorporated herein by reference.

On April 23, 2005 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 800,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested or such shares of restricted stock will be forfeited. During 2013, 11,000 shares were awarded to 53 employees and 620 were forfeited due to employee terminations that occurred prior to the applicable vesting dates. In addition, 210 shares had vesting accelerated and were paid to a retiring officer. 56,000 shares were purchased during 2013. At year end, the Company held 561,562 shares in Treasury stock and 31,890 unvested shares of restricted stock.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	—	$—	723,713
Equity compensation plans not approved by security holders	—	$—	—

Total	—	$—	723,713

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2014, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 17, 2014, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

(1)

Financial Statements (included in this 10-K under Item 8)

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Note to Consolidated Financial Statements

(2)	Financial Statement Schedules Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

(3.1)	a. Amended Articles of Incorporation are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on August 1, 2006.

(3.2)	Code of Regulations are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004.

(10.1)	Form of Change in Control Agreement executed by and between the Company and each of Paul S. Siebenmorgen and Barbara J. Britenriker, respectively, on December 26, 2012 (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

(10.2)	Form of Change in Control Agreement executed by and between the Company and each of Edward A. Leininger and Rex D. Rice, respectively, on December 26, 2012 (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

(10.3)	2005 Long-Term Stock Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

(10.4)	Form on Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

FARMERS & MERCHANTS BANCORP, INC

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By	/s/ Paul S. Siebenmorgen	Date:	February 21, 2014
Paul S. Siebenmorgen
Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date:	February 21, 2014	/s/ Barbara J. Britenriker	Date:	February 21, 2014
Paul S. Siebenmorgen			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)

/s/ Dexter L. Benecke	Date:	February 21, 2014	/s/ Eugene N. Burkholder	Date:	February 21, 2014
Dexter L. Benecke, Director			Eugene N. Burkholder, Director

/s/ Steven A. Everhart	Date:	February 21, 2014	/s/ Darryl L. Faye	Date:	February 21, 2014
Steven A. Everhart, Director			Darryl L. Faye, Director

/s/ Jack C. Johnson	Date:	February 21, 2014	/s/ Marcia S. Latta	Date:	February 21, 2014
Jack C. Johnson, Director			Marcia S. Latta, Director

/s/ Steven J. Planson	Date:	February 21, 2014	/s/ Anthony J. Rupp	Date:	February 21, 2014
Steven J. Planson, Director			Anthony J. Rupp, Director

/s/ Jo Ellen Hornish	Date:	February 21, 2014	/s/ James C. Saneholtz	Date:	February 21, 2014
Jo Ellen Hornish, Director			James C. Saneholtz, Director

/s/ Kevin J. Sauder	Date:	February 21, 2014	/s/ Steven J. Wyse	Date:	February 21, 2014
Kevin J. Sauder, Director			Steven J. Wyse, Director