Form 10-Q
period 2014-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2014-04-28
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,660,938
Class	Outstanding as of April 28, 2014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - March 31, 2014 and December 31, 2013	3

	Condensed Consolidated Statement of Income & Comprehensive Income - Three Months Ended March 31, 2014 and March 31, 2013	4

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2014 and March 31, 2013	5

	Notes to Condensed Consolidated Financial Statements	6-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-43

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	43-44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47-51

Exhibit 31.	Certifications Under Section 302

Exhibit 32.	Certifications Under Section 906

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Laabel Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary

	Condensed Consolidated Balance Sheets (in thousands of dollars)
	March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$20,670	$15,376
Interest bearing deposits with banks	6,313	2,889
Federal Funds Sold	601	998

Total cash and cash equivalents	27,584	19,263
Securities - available for sale (Note 3)	307,725	324,509
Other Securities, at cost	3,717	4,216
Loans, net (Note 4)	577,547	570,919
Bank premises and equipment	18,540	18,709
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,025	2,066
Other Real Estate Owned	1,844	2,091
Accrued interest and other assets	21,611	20,091

Total Assets	$964,667	$965,938

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$115,404	$110,452
Interest-bearing
NOW accounts	227,308	215,185
Savings	220,446	214,467
Time	227,106	236,360

Total deposits	790,264	776,464

Federal funds purchased and securities sold under agreement to repurchase	58,775	69,756
FHLB Advances	—	4,500
Dividend payable	967	967
Accrued expenses and other liabilities	6,099	5,911

Total liabilities	856,105	857,598

Stockholders’ Equity
Common stock - No par value - authorized 6,500,000 shares; issued & outstanding 5,200,000 shares	12,677	12,677
Treasury Stock - 565,902 shares 2014, 561,562 shares 2013	(11,714)	(11,611)
Unearned Stock Awards - 31,260 shares 2014, 31,890 shares 2013	(630)	(642)
Retained earnings	108,898	107,910
Accumulated other comprehensive income (loss)	(669)	6

Total stockholders’ equity	108,562	108,340

Total Liabilities and Stockholders’ Equity	$964,667	$965,938

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2013 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary

	(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2014	March 31, 2013
Interest Income
Loans, including fees	$6,676	$6,078
Debt securities:
U.S. Treasury securities	63	61
Securities of U.S. Government Agencies	849	992
Municipalites Municipalities	525	508
Dividends	43	49
Federal funds sold	—	7
Other	3	7

Total interest income	8,159	7,702
Interest Expense
Deposits	878	1,127
Federal funds purchased and securities sold under agreements to repurchase	62	60
Borrowed funds	4	46

Total interest expense	944	1,233

Net Interest Income - Before provision for loan losses	7,215	6,469
Provision for Loan Losses (Note 4)	428	167

Net Interest Income After Provision For Loan Losses	6,787	6,302
Noninterest Income
Customer service fees	1,246	1,361
Other service charges and fees	792	862
Net loss on sale of other assets owned	(39)	(16)
Net gain on sale of loans	89	480
Net gain on sale of securities - available for sale	122	221

Total noninterest income	2,210	2,908
Noninterest Expenses
Salaries and Wages	2,434	2,437
Pension and other employee benefits	845	844
Occupancy expense (net)	303	330
Furniture and equipment	394	349
Data processing	314	310
Franchise taxes	195	255
FDIC Assessment	132	119
Mortgage servicing rights amortization	82	137
Other general and administrative	1,466	1,345

Total Noninterest Expense	6,165	6,126

Income Before Federal Income Taxes	2,832	3,084
Federal Income Taxes	874	932

Net Income	1,958	2,152

Other Comprehensive Income (Net of Tax):
Unrealized loss on securities, net of tax benefit of $348 and $387 respectively	(675)	(750)

Comprehensive Income	$1,283	$1,402

Basic Earnings Per Share	$0.42	$0.46

Weighted Average Shares Outstanding	4,637,172	4,683,659

Dividends Declared	$0.21	$0.20

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary

	Condensed Consolidated Statements of Cash Flows
	(in thousands of dollars)
	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities
Net income	$1,958	$2,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	361	304
Accretion and amortization of securities, net	419	635
Amortization of servicing rights	82	137
Amortization of core deposit intangible	120	78
Compensation expense related to stock awards	(61)	46
Provision for loan loss	428	167
Gain on sale of loans	(89)	(480)
Originations of loans held for sale	(4,523)	(24,051)
Proceeds from sale of loans held for sale	4,942	27,412
Loss on sale of other assets	39	16
Gain on sales of securities available for sale	(122)	(221)
Change in other assets and other liabilities, net	(877)	(641)

Net cash provided by operating activities	2,677	5,554
Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	6,799	13,402
Securities	9,169	35,131
Purchases	—	(54,850)
Additions to premises and equipment	(192)	(427)
Loan originations and principal collections, net	(7,386)	13,166

Net cash provided by investing activities	8,390	6,422
Cash Flows from Financing Activities
Net increase in deposits	13,800	9,194
Net change in short-term debt	(10,981)	(2,225)
Repayments of FHLB advances	(4,500)	(4,500)
Purchase of Treasury Stock	(98)	(77)
Cash dividends paid on common stock	(967)	(931)

Net cash provided by (used in) financing activities	(2,746)	1,461

Increase in Cash and Cash Equivalents	8,321	13,437
Cash and cash equivalents - Beginning of year	19,263	44,092

Cash and cash equivalents - End of period	$27,584	$57,529

Supplemental Information
Cash paid during the year for:
Interest	$1,034	$1,212

Income taxes	$77	$—

Noncash investing activities:
Transfer of loans to other real estate owned	$110	$75

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that are expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

NOTE 2 ASSET PURCHASES

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

An office was purchased on December 13, 2013 in Custar, Ohio. Core deposit intangible assets of $1.17 million were recognized and are being amortized over its remaining economic useful life of the deposits of 7 years on a straight line basis.

The amortization expense for the year ended December 31, 2013 was $319 thousand. Of the $480 thousand to be expensed in 2014, $120 thousand has been expensed as of March 31, 2014.

	(In Thousands)
	Knisley	Hicksville	Custar	Total
2014	$157	$156	$167	$480
2015	—	155	167	322
2016	—	155	167	322
2017	—	77	167	244
2018	—	—	167	167
Thereafter	—	—	330	330

	$157	$543	$1,165	$1,865

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$26,009	$—	$(780)	$25,229
U.S. Government agency	161,535	1,098	(2,767)	159,866
Mortgage-backed securities	42,478	661	(324)	42,815
State and local governments	78,717	1,745	(647)	79,815

	$308,739	$3,504	$(4,518)	$307,725

	(In Thousands)
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$26,067	$—	$(795)	$25,272
U.S. Government agency	174,772	1,386	(3,186)	172,972
Mortgage-backed securities	44,638	728	(574)	44,792
State and local governments	79,023	2,909	(459)	81,473

	$324,500	$5,023	$(5,014)	$324,509

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

Information pertaining to securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

	(In Thousands)
	March 31, 2014
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(780)	$25,229	$—	$—
U.S. Government agency	(2,412)	92,561	(355)	4,646
Mortgage-backed securities	(324)	20,008	—	—
State and local governments	(626)	22,847	(21)	389

Total available-for-sale securities	$(4,142)	$160,645	$(376)	$5,035

	(In Thousands)
	December 31, 2013
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(795)	$25,272	$—	$—
U.S. Government agency	(2,783)	96,241	(403)	4,598
Mortgage-backed securities	(574)	23,171	—	—
State and local governments	(459)	19,594	—	—

Total available-for-sale securities	$(4,611)	$164,278	$(403)	$4,598

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses as of March 31 for each of the years presented.

	(In Thousands)
	2014	2013
Gross realized gains	$122	$224
Gross realized losses	—	(3)

Net realized gains	$122	$221

Tax expense related to net realized gains	$42	$75

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income. The net realized gain is included in net gain on sale of securities available for sale and the related tax expense is included in income tax expense in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$13,677	$13,924
After one year through five years	169,784	170,039
After five years through ten years	74,346	72,885
After ten years	8,454	8,062

Total	$266,261	$264,910
Mortgage-backed securities	42,478	42,815

Total	$308,739	$307,725

Investments with a carrying value and fair value of $216.1 million at March 31, 2014 and $205.2 million at December 31, 2013 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of March 31, 2014. Federal Home Loan Bank of Indianapolis stock which was acquired in the Knisely acquisition, completely redeemed in early 2013. The stock acquired had a five-year redemption period. The stock is carried at cost, which approximates fair value.

NOTE 4 LOANS

The Company had $226 thousand in loans held for sale as of March 31, 2014 as compared to $556 thousand in loans held for sale on December 31, 2013. Due to lack of materiality, these loans are included in the Consumer Real Estate loans below.

Loan balances as of March 31, 2014 and December 31, 2013:

	(In Thousands)
Loans:	March 31, 2014	December 31, 2013
Commercial real estate	$261,634	$248,893
Agricultural real estate	49,629	44,301
Consumer real estate	91,368	92,438
Commercial and industrial	90,024	99,498
Agricultural	64,859	65,449
Consumer	21,322	21,406
Industrial Development Bonds	4,334	4,358

	583,170	576,343
Less: Net deferred loan fees and costs	(298)	(230)

	582,872	576,113
Less: Allowance for loan losses	(5,325)	(5,194)

Loans - Net	$577,547	$570,919

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following is a maturity schedule by major category of loans as of March 31, 2014:

	Maturities (In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Commercial Real Estate	$46,874	$98,903	$115,857
Agricultural Real Estate	2,986	15,099	31,544
Consumer Real Estate	9,786	16,834	64,748
Commercial/Industrial	49,684	34,923	5,417
Agricultural	40,408	20,987	3,464
Consumer	5,316	12,318	3,688
Industrial Development Bonds	1,933	542	1,859

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2014. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$170,058	$91,576
Agricultural Real Estate	35,240	14,389
Consumer Real Estate	74,606	16,762
Commercial/Industrial	68,909	21,115
Agricultural	60,876	3,983
Consumer	17,194	4,128
Industrial Development Bonds	4,137	197

As of March 31, 2014 and December 31, 2013 one to four family residential mortgage loans amounting to $22.9 and $24.2 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio segment of loans as of March 31, 2014 and December 31, 2013, net of deferred fees:

	(In Thousands)
March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$784	$—	$116	$900	$90,468	$91,368	$—
Agricultural Real Estate	—	—	—	—	49,629	49,629	—
Agricultural	—	5	—	5	64,854	64,859	—
Commercial Real Estate	1,102	94	32	1,228	260,406	261,634	—
Commercial and Industrial	62	41	—	103	94,255	94,358	—
Consumer	32	—	—	32	20,992	21,024	—

Total	$1,980	$140	$148	$2,268	$580,604	$582,872	$—

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$778	$—	$234	$1,012	$91,426	$92,438	$—
Agricultural Real Estate	—	—	—	—	44,301	44,301	—
Agricultural	—	—	—	—	65,449	65,449	—
Commercial Real Estate	—	—	373	373	248,520	248,893	—
Commercial and Industrial	—	—	26	26	103,830	103,856	—
Consumer	28	2	—	30	21,146	21,176	—

Total	$806	$2	$633	$1,441	$574,672	$576,113	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2014 and December 31, 2013:

	(In Thousands)
	March 31	December 31
	2014	2013
Consumer Real Estate	$379	$483
Agricultural Real Estate	—	—
Agricultural	—	—
Commercial Real Estate	1,875	2,436
Commercial and Industrial	361	410
Consumer	—	—

Total	$2,615	$3,329

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment. Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

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

The following table represents the risk category of loans by class based on the most recent analysis performed as of March 31, 2014 and December 31, 2013:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
March 31, 2014
1-2	$3,510	$6,803	$1,113	$1,817	$—
3	15,139	25,732	53,771	20,615	3,845
4	30,363	32,304	199,701	64,399	489
5	584	20	1,978	2,074	—
6	33	—	5,039	717	—
7		—	32	402	—
8	—	—	—	—	—

Total	$49,629	$64,859	$261,634	$90,024	$4,334

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2013
1-2	$3,764	$9,263	$1,104	$2,525	$—
3	14,588	27,212	55,060	21,610	3,869
4	25,186	28,974	182,277	72,059	489
5	729	—	4,987	2,119	—
6	34	—	5,092	758	—
7	—	—	373	427	—
8	—	—	—	—	—

Total	$44,301	$65,449	$248,893	$99,498	$4,358

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2014 and December 31, 2013.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	March 31 2014	December 31 2013
Grade
Pass	$91,178	$92,226
Special Mention (5)	—	—
Substandard (6)	81	18
Doubtful (7)	109	194

Total	$91,368	$92,438

	(In Thousands)
	Consumer - Credit		Consumer - Other
	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Performing	$3,497	$3,721	$17,507	$17,425
Nonperforming	—	—	20	30

Total	$3,497	$3,721	$17,527	$17,455

Information about impaired loans as of March 31, 2014, December 31, 2013 and March 31, 2013 are as follows:

	(In Thousands)
	March 31, 2014	December 31, 2013	March 31, 2013
Impaired loans without a valuation allowance	$1,116	$924	$1,119
Impaired loans with a valuation allowance	943	1,516	3,025

Total impaired loans	$2,059	$2,440	$4,144

Valuation allowance related to impaired loans	$261	$516	$860
Total non-accrual loans	$2,615	$3,329	$4,582
Total loans past-due ninety days or more and still accruing	$—	$—	$3

Quarter ended average investment in impaired loans	$2,312	$2,532	$4,321

Year to date average investment in impaired loans	$2,312	$3,274	$4,321

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $974 thousand of its impaired loans classified as troubled debt restructured as of March 31, 2014, $861.2 thousand as of December 31, 2013 and $670 thousand as of March 31, 2013.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents three months ended March 31, 2014.

(In Thousands)
		Pre-	Post-
	Number of	Modification	Modification
March 31, 2014	Contracts	Outstanding	Outstanding
	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment
Ag Real Estate	2	$153	$141

Number of
Contracts
Troubled Debt Restructurings	Modified in the	Recorded
That Subsequently Defaulted	Last 3 Months	Investment
Commercial Real Estate	—	$—
Ag Real Estate	—	$—
Commercial and Industrial	—	$—

The following table represents three months ended March 31, 2013.

(In Thousands)
		Pre-	Post-
	Number of	Modification	Modification
March 31, 2013	Contracts	Outstanding	Outstanding
	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment
Commercial and Industrial	1	$81	$43

Number of
Contracts
Troubled Debt Restructurings	Modified in the	Recorded
That Subsequently Defaulted	Last 3 Months	Investment
Commercial Real Estate	—	$—
Ag Real Estate	—	$—
Commercial and Industrial	—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

The following table presents loans individually evaluated for impairment by class of loans for three months ended March 31, 2014

	(In Thousands)
Three Months Ended March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$72	$72	$—	$145	$—
Agricultural real estate	141	141	—	328	—
Agricultural	—	—	—	—	—
Commercial real estate	904	904	—	2,112	14
Commercial and industrial	—	—	—	25	9
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	109	109	44	523	1
Agricultural real estate	—	—	—	177	—
Agricultural	—	—	—	—	—
Commercial real estate	481	481	107	284	—
Commercial and industrial	352	352	110	1,968	7
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$181	$181	$44	$668	$1

Agricultural real estate	$141	$141	$—	$505	$—

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$1,385	$1,385	$107	$2,396	$14

Commercial and industrial	$352	$352	$110	$1,993	$16

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
Three Months Ended March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$33	$33	$—	$60	$1
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	801	1,225	—	207	—
Commercial and industrial	285	285	—	286	—
Consumer	—	—	—	—	—
With a specific allowance recorded:				—
Consumer real estate	277	349	79	131	3
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	44	64	29	650	—
Commercial and industrial	2,704	2,704	751	2,743	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$310	$382	$79	$191	$4

Agricultural real estate	$—	$—	$—	$—	$—

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$845	$1,289	$29	$857	$—

Commercial and industrial	$2,989	$2,989	$751	$3,029	$—

Consumer	$—	$—	$—	$—	$—

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013
Allowance for Loan Losses
Balance at beginning of year	$5,194	$5,224
Provision for loan loss	428	858
Loans charged off	(366)	(1,262)
Recoveries	69	374

Allowance for Loan & Lease Losses	$5,325	$5,194

Allowance for Unfunded Loan Commitments & Letters of Credit	$180	$163

Total Allowance for Credit Losses	$5,505	$5,357

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

Additional analysis related to the allowance for credit losses for three months ended March 31, 2014 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357
Charge Offs	(64)	—	—	(201)	—	(101)	—	—	$(366)
Recoveries	10	—	1	2	5	51	—	—	$69
Provision (Credit)	199	—	(3)	50	(34)	28	—	188	$428
Other Non-interest expense related to unfunded	—	—	—	—	—	—	17	—	$17

Ending Balance	$402	$131	$324	$1,958	$1,330	$270	$180	$910	$5,505

Ending balance: individually evaluated for impairment	$44	$—	$—	$107	$110	$—	$—	$—	$261
Ending balance: collectively evaluated for impairment	$358	$131	$324	$1,851	$1,220	$270	$180	$910	$5,244

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$91,368	$49,629	$64,859	$261,634	$94,358	$21,024	$—	$—	$582,872

Ending balance: individually evaluated for impairment	$181	$141	$—	$1,385	$352	$—	$—	$—	$2,059
Ending balance: collectively evaluated for impairment	$91,187	$49,488	$64,859	$260,249	$94,006	$21,024	$—	$—	$580,813

Ending balance: loans acquired with deteriorated credit quality	$536	$—	$—	$—	$—	$—	$—	$—	$536

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$368	$113	$290	$1,749	$2,183	$268	$162	$253	$5,386
Charge Offs	(10)	—	—	(20)	—	(86)	—	—	$(116)
Recoveries	4	—	1	—	15	49	—	—	$69
Provision (Credit)	101	(8)	(31)	(163)	(226)	25	—	469	$167
Other Non-interest expense related to unfunded	—	—	—	—	—	—	10	—	$10

Ending Balance	$463	$105	$260	$1,566	$1,972	$256	$172	$722	$5,516

Ending balance: individually evaluated for impairment	$79	$—	$—	$29	$752	$—	$—	$—	$860
Ending balance: collectively evaluated for impairment	$384	$105	$260	$1,537	$1,220	$256	$172	$722	$4,656

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$77,160	$35,898	$51,896	$209,601	$90,981	$19,292	$—	$—	$484,828

Ending balance: individually evaluated for impairment	$310	$—	$—	$845	$2,990	$—	$—	$—	$4,145
Ending balance: collectively evaluated for impairment	$76,850	$35,898	$51,896	$208,756	$87,991	$19,292	$—	$—	$480,683

Ending balance: loans acquired with deteriorated credit quality	$556	$—	$—	$—	$—	$—	$—	$—	$556

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF INSTRUMENTS

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

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate their fair values.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF INSTRUMENTS (Continued)

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2014 and December 31, 2013 are reflected below.

	(In Thousands)
	March 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$27,584	$27,584	$27,584	$—	$—
Securities - available for sale	307,725	307,725	25,229	273,840	8,656
Other Securities	3,717	3,717	—	—	3,717
Loans, net	577,547	587,274	—	—	587,274
Interest receivable	4,117	4,117	—	—	4,117

Total Assets	$920,690	$930,417	$52,813	$273,840	$603,764

Financial Liabilities:
Interest bearing Deposits	$447,754	$448,888	$—	$—	$448,888
Non-interest bearing Deposits	115,404	114,877	—	114,877	—
Time Deposits	227,106	241,322	—	—	241,322

Total Deposits	$790,264	$805,087	$—	$114,877	$690,210

Short-term debt	58,775	58,775	—	—	58,775
Interest payable	216	216	—	—	216
Dividends payable	967	967	—	967	—

Total Liabilities	$850,222	$865,045	$—	$115,844	$749,201

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$19,263	$19,263	$19,263	$—	$—
Securities - available for sale	324,509	324,509	25,272	288,891	10,346
Other Securities	4,216	4,216	—	—	4,216
Loans, net	570,919	579,992	—	—	579,992
Interest receivable	3,694	3,694	—	—	3,694

Total Assets	$922,601	$931,674	$44,535	$288,891	$598,248

Financial Liabilities:
Interest bearing Deposits	$429,652	$429,750	$—	$—	$429,750
Non-interest bearing Deposits	110,452	111,239	—	111,239	—
Time Deposits	236,360	236,027	—	—	236,027

Total Deposits	$776,464	$777,016	$—	$111,239	$665,777

Short-term debt	69,756	69,756	—	—	69,756
Federal Home Loan Bank advances	4,500	4,570	—	—	4,570
Interest payable	223	223	—	—	223
Dividends payable	967	967	—	967	—

Total Liabilities	$851,910	$852,532	$—	$112,206	$740,326

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
	Quoted Prices in Active Active Markets for Identical	Significant Observable Inputs	Significant Observable Inputs
March 31, 2014	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,229	$—	$—
U.S. Government agency		159,866	—
Mortgage-backed securities		42,815	—
State and local governments	—	71,159	8,656

Total Securities Available for Sale	$25,229	$273,840	$8,656

	Quoted Prices in Active Active Markets for Identical	Significant Observable Inputs	Significant Observable Inputs
December 31, 2013	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,272	$—	$—
U.S. Government agency	—	172,972
Mortgage-backed securities	—	44,792	—
State and local governments	—	71,127	10,346

Total Securities Available for Sale	$25,272	$288,891	$10,346

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of March 31, 2014 and March 31, 2013.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2014	$8,802	$1,544	$10,346
Change in Market Value	(1,121)	(369)	(1,490)
Payments & Maturities	(200)	—	(200)

Balance at March 31, 2014	$7,481	$1,175	$8,656

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2013	$14,863	$1,545	$16,408
Change in Market Value	(504)	(26)	(530)
Purchases	519	—	519
Payments & Maturities	(4,388)	—	(4,388)

Balance at March 31, 2013	$10,490	$1,519	$12,009

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2014 and December 31, 2013, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and political subdivision securities	$8,656	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5%
Impaired Loans	1,798	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned - residential	933	Appraisals	Discount to reflect current market	0-20%
Other real estate owned - commercial	911	Appraisals	Discount to reflect current market	0-20%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and political subdivision securities	$10,346	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5%
Impaired Loans	1,924	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned - residential	964	Appraisals	Discount to reflect current market	0-20%
Other real estate owned - commercial	1,127	Appraisals	Discount to reflect current market	0-20%

At March 31, 2014 and December 31, 2013, impaired loans categorized as Level 3 were $1.8 and $1.9 million, respectively. The specific allocation for impaired loans was $261 and $516 thousand as of March 31, 2014 and December 31, 2013, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on March 31, 2014 and December 31, 2013:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2014
	Balance at	Quoted Prices in Active Markets for Identical	Significant Observable Inputs	Significant Unobservable Inputs
(In Thousands)	March 31, 2014	Assets (Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,798	$—	$—	$1,798
Other real estate owned residential mortgages	$933	$—	$—	$933
Other real estate owned commercial	$911	$—	$—	$911

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013
	Balance at	Quoted Prices in Active Markets for Identical	Significant Observable Inputs	Significant Unobservable Inputs
(In Thousands)	December 31, 2013	Assets (Level 1)	(Level 2)	(Level 3)
Impaired loans	$1,924	$—	$—	$1,924
Other real estate owned residential mortgages	$964	$—	$—	$964
Other real estate owned commercial	$1,127	$—	$—	$1,127

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At March 31, 2014 and December 31, 2013, the Company estimates that there is no impairment of these assets.

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

For a discussion of the general development of the Company’s business throughout 2014, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2014 in Review”.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF ACTIVITIES

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continue to experience a higher level of unemployment as compared to the national average. However, both local and national averages are showing a slight downward trend. The agricultural industry continued its strong performance in 2013 as evidenced by strengthened financial statements. The automotive sector showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving. Loan growth occurred during the fourth quarter of 2013 and first quarter 2014 and the Bank finally surpassed the loan balances of yearend 2012 along with first quarter 2013 and yearend 2013. New 1-4 family residential and construction remain weak and refinancing activity is also below the level of same period 2013.

The Bank acquired its 21st office during the fourth quarter of 2013. The office is located in Custar, Ohio and was a natural extension of the Bank’s market area. The office provides the full range of services discussed below.

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage, consumer and credit card lending activities. Because the Bank’s offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for the purchase of autos, trucks, recreational vehicles, motorcycles, and other consumer goods.

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATMs (Automated Teller Machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRAs (Individual Retirement Accounts) and HSAs (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and ACH file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers.

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been not to promote innovative, unproven credit products which will not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by these agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of a broker.

The Bank does not have a program to fund sub-prime loans. Sub-prime loans are characterized as a lending program or strategy that targets borrowers who pose a significantly higher risk of default than traditional retail banking customers.

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

NATURE OF ACTIVITIES (Continued)

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

Commercial and Industrial – Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition. Risks include adequacy of cash flow, reasonableness of profit projections, financial leverage, economic trends, management ability, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.

Agricultural – Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmer’s ability to hedge their position by the use of the future contracts. The risk related to weather is often mitigated by requiring federal crop insurance.

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

Loans above 100% are generally due to additional charges for extended warranties and/or insurance coverage periods of wage or death.

Boats, campers, motorcycles, RV’s and Motor Coaches range from 80%-90% based on age of vehicle.

1st or 2nd mortgages on 1-4 family homes range from 75%-90% with “in-house” first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.

The Bank will only make Qualified Mortgages as defined by the Truth in Lending Act and Regulation Z.

Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture/Real Estate:

Maximum LTVs range from 70%-80% depending on type.

Accounts Receivable:

Up to 80% LTV.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF ACTIVITIES (Continued)

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

Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, ATMs are provided at all of our Ohio and Indiana banking offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles, Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional remote ATM’s are located in the town of St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.

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

The Bank’s primary market includes smaller communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of service provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. The Bank opened an office in Waterville, Lucas County, Ohio in second quarter 2013 providing growth opportunity and extension of the market area. An additional office in Wood County was opened in fourth quarter 2013. The office was added through a single office acquisition and is located in Custar, Ohio.

At March 31, 2014, we had 248 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

FIRST Q 2014 IN REVIEW

Loan growth continued in the first quarter of 2014 even with the expected pay down of seasonal borrowings after yearend. This loan growth was preceded by a strong fourth quarter which included an office acquisition and increased borrowings in the commercial and agricultural real estate portfolios. This growth is important to the Company as a step in the right direction to improve its net interest income and margin.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST Q 2014 IN REVIEW (Continued)

Net interest income improved during the first quarter of 2014 as compared to the first quarter of 2013 by $746 thousand. This was accomplished due to increased loan balances and lower borrowing levels for the quarter. Loan income was up $598 thousand and total interest expense down $289 thousand.

Offsetting the improvement in net interest income was a decrease in noninterest income. Loan sales in both the agricultural and 1-4 family portfolios decreased significantly in comparison to previous year, down almost $21 million. Net gain on sales of loans was therefore also down $391 thousand. In fact, in comparing first quarter 2014 to first quarter 2013, 2013 outperformed 2014 in all areas of noninterest income, ending the quarter with a total difference of $698 thousand. This was not an unexpected turn of events and is why loan growth is so vital to the Company going forward.

Total allowance provision for loan losses was $261 thousand higher than 2013. Loan growth and charge-offs warranted additional provision expense be taken in the first quarter. Impaired loans decreased $381 thousand from December 31, 2013 levels and down $2.1 million from March 31, 2013. The same comparison applied for nonaccrual loans, showing an improvement in lower balances by $714 thousand than December 31, 2013. Past due loans increased by $827 thousand in comparing March 31, 2014 to December 31, 2013 balances, with the majority in the first past due bucket of 30-59 days. Overall past dues remain at extremely low levels. In 2014, the Company continues to work on the collection of these loans and looks forward to maintaining the low exposure during 2014.

All rates remain low and are expected to remain low throughout 2014. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. In 2013, the transactions had modestly extended the duration of the investment portfolio. Sales in 2014 have so far been used to fund loan growth and reinvestment into securities has not been necessary. For all of 2013, the recognized gain was $775 thousand, of which $221 thousand was recognized in the first quarter. For first quarter 2014, the Company has recognized gains of $122 thousand. Most of the securities sold were agencies maturing in a short time period. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized market gain position the last three years. Additional sales throughout 2014 may be executed as needed to fund loan growth, which management expects to continue. The market value of the security portfolio has declined as evidenced by the high other comprehensive loss reported on the income statement and statement of comprehensive income. Additional opportunity to se1l investment securities for a gain may be limited for the remainder of 2014.

The majority of the Bank’s commercial borrowers have experienced slight improvement, although a few still lag. As the economic recovery remains fragile and consumer confidence still remains at lower levels, consumer sensitive industries and the retail sector may continue to experience pressures as well. The Company has seen improvement in unemployment levels throughout its market area. Announcement of employment expansions by local businesses have also improved the outlook for 2014.

Agriculture remained strong in 2013 and farmers have begun to protect their revenues for 2014 through hedges and the purchase of crop insurance. Prices have come down in commodities and farmers work to structure inputs to offset.

Overall, profitability in the first quarter of 2014 was down as compared to the same quarter last year. In comparisons, net income is down 9% or $194 thousand. Net interest income was up 11.5% over the same period 2013. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

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

ITEM 1	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST Q 2014 IN REVIEW (Continued)

necessary for implementation of each rule. The Company is also preparing for the implementation of Basel III capital rules which will begin phase in for the Company on January 1, 2015. These rules may impact the ability of some financial institutions to pay dividends, though the Company believes itself to be able to maintain its strong capital position and not be limited in that regard. Larger institutions, which the rule was designed for, were required to begin reporting as of January 1, 2014.

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

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At March 31, 2014, holdings were $1.8 million and were $2.1 million as of December 31, 2013 and $2.2 million as of March 31, 2013.

The ALLL represents management’s estimate of probable credit losses inherent in the Bank’s loan portfolio, unfunded loan commitments, and letters of credit at the report date. The ALLL methodology is regularly reviewed for its appropriateness and is approved annually by the Board of Directors. This written methodology is consistent with Generally Accepted Accounting Principles which provides for a consistently applied analysis.

The Bank’s methodology provides an estimate of the probable credit losses either by calculating a specific loss per credit or by applying a composite of historical factors over a relevant period of time with current internal and external factors which may affect credit collectability. Such factors which may influence estimated losses are the conditions of the local and national economy, local unemployment trends, abilities of lending staff, valuation trends of fixed assets, and trends in credit delinquency, classified credits, and credit losses.

Inherent in most estimates is an imprecision. The Bank’s ALLL provides a margin for imprecision with an unallocated amount.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICY AND ESTIMATES (Continued)

Bank regulatory agencies and external auditors periodically review the Bank’s methodology and adequacy of the ALLL. Any required changes in the ALLL or loan charge-offs by these agencies or auditors may have a material effect on the ALLL.

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

The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can effect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. Management, with the advice from its third party valuation firm, reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter’s analysis related to the mortgage servicing asset. In addition, based upon the independent third party’s valuation of the Company’s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights. For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of March 31, 2014 to that of December 31, 2013, the cash equivalent liquidity of the Bank has increased by approximately $8.3 million and still remains strong. The increase in liquidity was facilitated by the office acquisition in the fourth quarter of 2013 of which deposits account for $29.5 million and loans only $11.4 million. During the three months of 2014, net loans have increased $6.6 million even with a $10 million decrease stemming from the repayment on a line of credit by a single borrowing relationship which was expected and which happens each year at this time. The fact that loan levels increased in light of the anticipated yearly reduction is a positive factor towards future improvement to profitability.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company’s decrease in total assets of just $1.3 million was due to lower balances within securities on the asset side of $17.3 million and FHLB borrowings of $4.5 million. The Company has an unsecured borrowing capacity of $105.3 million through correspondent banks and over $76.6 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

A large fluctuation in the market value of the securities occurred during the first quarter causing the unrealized gain position to decrease significantly. Management recognized the change in the market early and was quick to capture a portion of the gain before it fluctuated to an unrealized loss position. Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio, along with other sources of funding.

As previously stated, net loans show an increase for the three months ended March 31, 2014, which reverses the trend in declining loan balances which the Bank had experienced all throughout fiscal year 2012 and up through the second quarter 2013. Growth came within commercial and agricultural real estate portfolios with the remaining portfolios showing decreases as comparing to yearend 2013. The balance of the decrease in the other loan portfolios was due to the pay down, payoff or refinancing of loans. Loan sales into the secondary market have also impacted the consumer and agricultural real estate portfolios though on a much smaller basis than in 2013. Year to date, the Bank has sold approximately $6.7 million of loans into the secondary market, while originating only $4.7 million of the loans during the same three-month period as demonstrated in the cash flow statement for the period. The majority of the activity stemmed from within the 1-4 family portfolio. The trend of decreasing loan balances is not unique to this year as the chart to follow shows the decreasing 2012-2013 trend and shows a large uptick for March 2014 as compared to March 2013. The Bank is also starting to generate a positive trend of increasing loan balances after our first quarter activity when comparing to yearend. The Bank’s pipeline of loans has increased, driven by opportunities for new relationships as business activity begins to reflect a more optimistic opinion of the economy and large financial institutions downsize certain portfolios.

The chart below shows the breakdown of the loan portfolio by category as of March 31 for the last three years.

	(In Thousands)
	March-14 Amount	March-13 Amount	March-12 Amount
Commercial Real Estate	$261,634	$209,601	$200,865
Agricultural Real Estate	49,629	35,898	31,814
Consumer Real Estate	91,368	77,160	79,716
Commercial and Industrial	90,024	89,779	103,915
Agricultural	64,859	51,896	54,084
Consumer, Overdrafts and other loans	21,322	19,292	21,652
Industrial Development Bonds	4,334	1,202	1,196

Total Loans	$583,170	$484,828	$493,242

On a year to year comparison basis, the Commercial real estate portfolio shows the largest increase of $52.0 million in balance as of March 31, 2014 compared to March 31, 2013. Agricultural real estate shows an increase of $13.7 million. Consumer real estate showed the largest improvement in the consumer balances of $14.2 million. Overall, all categories of loans increased. Loans increased $98.3 million as compared to the same period last year and increased $89.9 million as compared to March 31, 2012.

Overall, total assets of the Company remained equivalent decreasing just $1.3 million from December 31, 2013 to March 31, 2014.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Deposits increased $13.8 million with the largest increase in the deposit portfolio of $12.1 million in the interest-bearing transaction portfolio due to the continuing popularity of the KASASA program. The largest decrease of $9.3 million was in the time deposits. The mix of the portfolio continued to transition to a higher level of core deposits as a result primarily of the Bank’s offering of a high interest bearing transaction account along with an increase in health savings accounts.

The Certificate of Deposit (COD) portfolio has decreased $9.3 million during the first three months of 2014, which is part of the reason why the Bank continues to decrease the cost of funds. Through its pricing, the Bank has limited its attractiveness to short-term rate shoppers and foresees continuing this strategy through the 2014. This is demonstrated below in the section of this MD&A captioned “MATERIAL CHANGES IN RESULTS OF OPERATIONS - Interest Expense”.

The Bank paid off $4.5 million in FHLB advances which had matured during 2014. This too should lower the cost of funds. Securities sold under agreement to repurchase decreased $11.0 million during the first three months of 2014 as compared to yearend.

Capital increased a modest $222 thousand from year-end during the three months of 2014. Positive earnings offset by a decrease in accumulated other comprehensive income and a dividend declaration are the factors behind the capital remaining basically equal to yearend. Comprehensive loss decreased $675 thousand which encompassed the shift of $122 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid year-to-date were $36 thousand higher than the same period last year with a one cent increase per share being the reason.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	11.28%
Tier I Leverage Ratio	10.78%
Risk Based Capital Tier I	15.59%
Total Risk Based Capital	16.42%
Stockholders’ Equity/Total Assets	11.25%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended March 31, 2014 and 2013.

Improvement in net interest income for the first quarter 2014 was not high enough to offset the loss of noninterest income. As a result, net income was $194 thousand lower than 2013’s first quarter. The $598 thousand higher balance in interest and fees from loans was generated from the increase loan balances of fourth quarter 2013 and first quarter 2014. Noninterest income for 2014 was impacted in all areas driven primarily by (i) a decrease in the gain on sale of securities of $99 thousand, (ii) a $391 thousand decrease on gain of sale of loans and (iii) lower levels of collection of customer service fees and charges by $185 thousand.

Net interest income after the provision for loan expense for the quarter ended March 31, 2014 was up $485 thousand from the three-month period ended March 31, 2013. The increase in total interest income for the comparison of the two periods was $457 thousand and the decrease in total interest expense was $289 thousand, making it the principal driver behind the overall increase. The provision for loan loss expense was approximately $261 thousand higher than same period 2013. The provision was needed for loan growth and replacement for the net charge-offs of $297 thousand that occurred during the period and was based on Management’s quarterly analysis of the adequacy of the allowance for loan losses.

Noninterest expense was higher by $39 thousand in comparison largely due to the addition of the Waterville and Custar offices. The number of full time equivalent employees was 246 as of March 31, 2013 compared to 248 as of March 31, 2014.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The low balances in past dues, nonaccruals, OREO and troubled loans, all contributed to lower levels of expense in legal fees as relate to collections along with appraisal expense. A change to the calculation of Ohio state tax was also favorable for the Company in 2014.

Overall, the performance for the year-to-date comparison had lower bottom line income of $194 thousand caused by the reduced level of noninterest income generation.

The Company predicted the lower noninterest income position and is focused on continuing to strengthen our core earnings through loan growth and improvement to the net interest margin. New products and services will be introduced in 2014 to create additional revenue opportunities.

Interest Income

Annualized interest income and yield on earning assets is up 13 basis points in 2014 as compared to March 31, 2013. While the average total earning assets were only higher by less than 1% or $7.3 million than the prior year, the increase in interest income resulted primarily from the increased growth of the Company’s earning assets. As the table that follows confirms, the increase in the amount of the interest earning portfolios from investments to loans caused a higher March 2014 earnings in loans and securities thereby and caused higher combined yields. The increased volume in the loan portfolio did offset the loss in interest income due to rate changes. The security portfolio will continue to be utilized to fund loan growth. Prepayment speeds remain high on mortgage-backed securities, though these may slow as the Bank’s refinancing activity has and long term rates inch higher.

Rates on the loan portfolio are lower as compared to the previous year due to the change in the composition of the overall portfolio. An emphasis on building spreads and margins on existing loans remains intact. Funding the loans with excess security holdings has been beneficial in the first quarter of 2014. Overall loans are up in average $84.5 million and the security portfolio down $42.0 million on average from the previous year. Deposit generation in the two new offices are the factors behind the discrepancy of balances.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	March 31, 2014		Yield/Rate
	Average Balance	Interest/Dividends	March 31, 2014	March 31, 2013
Interest Earning Assets:
Loans	$569,081	$6,676	4.69%	5.02%
Taxable Investment Securities	247,097	1,017	1.65%	1.56%

Tax-exempt Investment Securities	69,000	463	4.07%	4.39%

Fed Funds Sold & Interest Bearing Deposits	8,841	3	0.14%	0.17%

Total Interest Earning Assets	$894,019	$8,159	3.76%	3.63%

Change in March 31, 2014 Interest Income Compared to March 31, 2013

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$598	$1,996	$(1,398)
Taxable Investment Securities	(133)	(389)	256
Tax-exempt Investment Securities	3	111	(108)
Fed Funds Sold & Interest Bearing Deposits	(11)	(17)	6

Total Interest Earning Assets	$457	$1,701	$(1,244)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Interest Expense

Interest expense continued to be lower than the comparable three months of 2013. Interest expense related to deposits was down $249 thousand while the average interest-bearing deposit balance decreased by $1.5 million in comparing the balances of each three month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-six months. However, depositors continue to place more funds in shorter term deposits while they wait for rates to rise or move funds elsewhere. KASASA Cash and Saver along with HSA’s helped to increase the savings average deposit balances by $37.3 million.

Interest on borrowed funds was $42 thousand lower for the three month period ended March 31, 2014 than 2013. More borrowings from Federal Home Loan Bank were paid off during 2013 and 2014, making the average balance in other borrowed money considerably lower by $7.2 million in 2014 in comparison. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. During the first quarter of 2014, all borrowings from the FHLB were paid off. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had a larger average balance in 2014 of $7.8 million of whose cost was offset by lower rates making the fluctuation cost a minimal $2 thousand.

Asset yield increased 13 basis points while cost of funds decreased 16 basis points. The main focus is to continue to increase asset yield by using excess cash and the liquidation of lower yielding investments to fund loan growth.

	(In Thousands)
	March 31, 2014		Yield/Rate
	Average Balance	Interest/Dividends	March 31, 2014	March 31, 2013
Interest Bearing Liabilities:
Savings Deposits	$432,927	$349	0.32%	0.39%
Other Time Deposits	229,734	529	0.92%	1.11%
Other Borrowed Money	581	4	2.75%	2.37%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	59,738	62	0.42%	0.46%

Total Interest Bearing Liabilities	$722,980	$944	0.52%	0.68%

Change in March 31, 2014 Interest Expense Compared to March 31, 2013

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$(41)	$60	$(101)
Other Time Deposits	(208)	(165)	(43)
Other Borrowed Money	(42)	(99)	57
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	2	16	(14)

Total Interest Bearing Liabilities	$(289)	$(188)	$(101)

Net Interest Income

Net interest income is higher in the three month comparison, which is the opposite position as yearend 2013’s comparison to yearend 2012. The issue of earning less per earning asset dollar was reversed as evidenced by a 27 basis point higher net interest margin ratio when comparing year-to-date 2014 to 2013. The tables above demonstrate that the improvements in net interest income is primarily a result of a continued shift in balance sheet composition with the benefits hampered by the extended low rate environment.

Management expects the current interest rate environment to continue to further hamper the Company’s progress on improving interest margins throughout the remainder of the fiscal year. As a result, interest income, in comparison

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

to 2013 should increase throughout the year with a higher level of loan growth. The Bank continues to attempt to add spread on renewing loans while loan growth is needed to improve the overall numbers. Interest expense on time deposits may start to show an increase as depositors begin to transition back into longer-term deposits. The portfolio has very limited potential for large fluctuations in rates due to the duration of this low rate environment. Should rates begin to rise; the challenge will be to delay the upward pricing of deposits in order to allow the Bank to generate a greater spread from the increased yield on its earning assets.

Provision Expense

Provision for loan loss was $261 thousand higher for the three months ended March 31, 2014 as compared to the same 2013 period. A higher net charge-off position in 2014 than in 2013 along with fourth quarter 2013 and 2014 first quarter loan growth warranted the increased provision to the loan loss reserve. The balance in nonaccrual loans decreased $714 thousand along with a decrease of $381 thousand in impaired loan balances as of March 31, 2014 as compared to the balances as of December 31, 2013. In comparing to March 31, 2013, nonaccrual balances decreased $2.0 million and impaired loan balances decreased $2.1 million. Provision expense related to those increased balances was recognized in the later time periods of 2012. The overall loan portfolio was also $98.1 million higher as of March 31, 2014 compared to March 31, 2013. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts further below will show for 2013 and 2012, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period and 2014 had a larger net charge-off position than 2013.

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

The Bank has recognized a significant decrease in the overall balance of impaired loans when looking at March 2014 compared to March 2013. A positive factor can also be seen in the decrease in the current average balance for the quarter during 2014 as compared to first and fourth quarter 2013. This is due mainly to the collection of principal from the sale of collateral from borrowers and continual collection of payments on these borrowers classified as impaired.

The Bank had $974 thousand of its impaired loans classified as troubled debt restructured “TDR” as of March 31, 2014. One new TDR impaired relationship was added during the first quarter however, when combined with pay downs, the change resulted in $381 thousand less in impaired balances and the specific allocation balance was decreased by $255 thousand.

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

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate. Commercial real estate loans accounted for the largest component of charge-offs and consumer loan activity has accounted for the largest component of recoveries in first quarter 2014 as compared to 2013. As was mentioned in previous discussion, the commercial real estate portfolio is currently having a major impact on the ALLL, both through charge-off activity and due to growth of balances.

The following table presents activities for the allowance for loan losses by loan type for three months ended March 31, 2014, 2013, and 2012.

	(In Thousands)
	Three Months Ended March-14	Three Months Ended March-13	Three Months Ended March-12
Loans	$582,872	$484,828	$493,242

Daily average of outstanding loans	$569,081	$484,590	$491,969

Allowance for Loan Losses - January 1	$5,194	$5,224	$5,091
Loans Charged off:
Commercial Real Estate	201	20	—
Agricultural Real Estate	—	—	—
Consumer Real Estate	64	10	40
Commercial and Industrial	—	—	—
Agricultural	—	—	—
Consumer & other loans	101	86	86

	366	116	126

Loan Recoveries
Commercial Real Estate	2	—	4
Agricultural Real Estate	—	—	—
Consumer Real Estate	10	4	3
Commercial and Industrial	5	15	15
Agricultural	1	1	7
Consumer & other loans	51	49	30

	69	69	59

Net Charge Offs	297	47	67
Provision for loan loss	428	167	128
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - March 31	$5,325	$5,344	$5,152
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31	180	172	140

Total Allowance for Credit Losses - March 31	$5,505	$5,516	$5,292

Ratio of net charge-offs to average Loans outstanding	0.05%	0.01%	0.01%

Ratio of Allowance for Loan Loss to Nonperforming Loans	203.68%	128.42%	170.43%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for three months ended March 31, 2014 and March 31, 2013.

	(In Thousands		(In Thousands)
	March-2014		March-2013
	Amount	% of Porfolio	Amount	% of Porfolio
Balance at End of Period Applicable To:
Commercial Real Estate	$1,958	44.89	$1,566	43.24
Agricultural Real Estate	131	8.51	105	7.40
Consumer Real Estate	402	15.68	463	15.91
Commercial and Industrial	1,330	15.44	1,972	18.52
Agricultural	324	11.13	260	10.70
Consumer, Overdrafts and other loans	270	3.61	256	3.98
Unallocated	910	0.74	722	0.25

Allowance for Loan & Lease Losses	5,325		5,344
Off Balance Sheet Commitments	180		172

Total Allowance for Credit Losses	$5,505		$5,516

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to .25% as of the end of December 2013. March 2014 increased slightly to .39% though any percentage under 1% is considered low. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

Non-interest Income

Overall, noninterest income for first quarter 2014 was $698 thousand below the same time period of 2013. As has been expected, revenue from gains on sales of loans, investment securities and other assets owned diminished compared to prior periods. The Bank was able to capitalize on those opportunities; however, current increases in the long term market rates has slowed the progress. All categories of noninterest income decreased as compared to first quarter 2013. The Bank does not expect a significant change in the opportunity for gains for the remainder of 2014.

$9 million in sales of investment securities were conducted in first quarter 2014 to fund loan growth and capture some additional revenue. The sales resulted in a gain of $122 thousand. First quarter 2013 had sales of $35 million resulting in gains of $221 thousand. The difference between 2014 and 2013 sales was the utilization of the funds. 2014 went to fund loan growth while 2013 was reinvested in securities.

This does not mean that some avenues were not available for improvement. With the percentage of core deposits, specifically checking accounts, increasing throughout the Bank’s market area, debit card usage was higher. Corresponding interchange income increased to over $500 thousand for the quarter, outperforming first quarter 2013 by $55 thousand. The same held true for credit card fees which had increased revenue of $22.5 thousand.

Overdraft and return check fees were lower by $55.9 thousand in comparing the quarters, even though the number of accounts increased by almost 2 thousand.

The Bank is in the early stages of designing new (while revamping older) products and services to capture additional revenue. More importantly, to also add value to our customer experience and meet new service demands.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. A slight impairment in the valuation of the thirty year segment occurred in the fourth quarter of 2012 and was reversed in the second quarter of 2013, eliminating all impairment. Therefore, first quarter 2013 includes a slight valuation allowance of which there is not any in 2014. For 2014, mortgage servicing rights caused $36 thousand more in expense than for first quarter 2013.

	(In Thousands)
	2014	2013
Beginning Balance, January 1	$2,066	$2,063
Capitalized Additions	41	132
Amortization	(82)	(137)

Ending Balance, March 31	2,025	2,058
Valuation Allowance	—	(16)

Mortgage Servicing Rights, net March 31	$2,025	$2,042

Loss on sale of other assets owned was higher by $23 thousand as of first quarter end 2014 as compared to same period 2013. This represents an additional expense or a decrease in non-interest income for the period. This line item includes losses from sales of assets, losses from write-downs to the Bank’s Other Real Estate Owned (ORE) and losses resulting from the loss or disposal of fixed assets, though the fixed asset sales are inconsequential. Holdings in ORE decreased to $1.8 million as of March 31, 2014 compared to holdings of $2.2 million as of March 31. 2013. Activity on sales of ORE has increased in 2014 with four sales compared to only one sale in first quarter 2013 and the Bank expects this to continue throughout the remainder of 2014. The Bank also wrote down the value on four properties due to updated appraisals and expects holdings to decrease even further.

The movement of income from comprehensive income to realized gain on sale of securities is disclosed in the table to follow. Since the Bank classifies its entire investment portfolio, with the exception of stock, as available for sale, the majority of any gain/loss on the sale is a direct shift of funds from unrealized gain to realized gain. Since the purchase of additional or replacement securities occurs at the same time, those new securities immediately impact the other comprehensive loss.

	(In Thousands)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Unrealized gain (loss) on available-for-sale securities	$(901)	$(916)
Less reclassification adjustment for gain on sale of available-for-sale securities	122	221

Net unrealized losses	(1,023)	(1,137)
Tax Effect	348	387

Other comprehensive loss	$(675)	$(750)

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2014 was only $39 thousand higher than for the same period of 2013. Salaries and wages were almost equal to 2013, being $3 thousand less than the same three month time frame. The number of full time equivalent employees increased from 246 as of March 31, 2013 to 248 as of March 31, 2014. This occurred even with the addition of two offices in 2014’s numbers.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Non-Interest Expense (Continued)

Medical costs show a $93 thousand decrease in comparing year-to-date 2014 to 2013. The Bank instituted a change to how a HSA contribution per employee was given. Instead of depositing all at once at the start of the year as was done in 2013, the contribution is distributed through the year. The Bank also switched medical providers at yearend 2013, which resulted in claims which would have normally been covered in 2014 being expensed in 2013. Health insurance costs have increased for the Bank in 2014, though it is not clearly evident in looking at the line items.

An incentive accrual is also lower in 2014 than in 2013 by $72 thousand. This is due to the lower net income of the Bank for the period on which the incentive is calculated. The Bank continues to reward employees for performance and the accrual reflects this.

A decrease occurred of $55 thousand in the amortization expense of mortgage servicing rights. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. Of the sales and originations shown in the cash flow, $4.5 million were originated and $4.9 million sold from the 1-4 family portfolio which had mortgage servicing rights attached. These were down from $16.0 million in originations and $18.1 million in sales from the same portfolio as of first quarter 2013. Therefore, amortization expense from refinancing activity would be expected to be lower, which it is.

Other general and administrative expenses were higher during the three months for 2014 by $121 thousand; as compared to the same three months 2013. The amortization expense of the core deposit intangible was $14.8 thousand higher in 2014 than in 2013 due to the Custar office acquisition in December 2013. General legal fees were $37 thousand higher in first quarter 2014 as compared to same time frame of 2013. Legal fees as related to collection of problem loans were down $38.5 thousand in the same comparison. Improvement in past dues, nonaccruals, OREO and troubled loans were behind the lower expense. Other expenses related to these areas were also down $85.5 thousand form the previous year.

Additional decreases in general and administrative noninterest expense were lower taxes for the State of Ohio as a revised tax code became effective in 2014, resulting in a Company savings of $59.8 thousand for the first quarter on a consolidated basis. An adjustment for force placed property insurance that was over expensed resulted in a one-time decrease for general insurance expense in 2014.

The second largest increase in the line item general and administrative expense is in NSF checks and other losses stemming from the Bank’s deposit accounts. In comparing the first quarter of 2014 to 2013, the increase amounted to $45.6 thousand more expense in 2014. This represents an area of great concern to the Bank as the failures of other organizations to protect customer’s information hurts the Bank’s bottom line. This exposure to risk continues to increase as our society adopts and utilizes more technology than ever before.

Overall non-interest expense was just $39 thousand higher in 2014 than in 2013. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was down $194 thousand for the three months ended March 31, 2014, compared to the same period of 2013. The improvement in asset quality that has occurred over the last two years along with lower loan balances enabled the Company to have low levels of provision expense until third quarter 2013. Provision was increased during the quarter due to charge-offs and loan growth and was $261 thousand higher than 2013 on a comparable year-to-date. This coupled with the decreases in gain/loss on sale of other assets owned, gain on sale of investments, and gain on sales of loans are the largest factors behind the decrease.

The importance of a higher loan to asset percentage was evidenced by the improvement in interest income and yield. With the decrease in noninterest income, it becomes essential that the Bank continue to build on the growth in loans of the last two quarters. The ability to fund that loan growth with a growth in core deposits is another strength of the Company which should continue with the addition of new offices.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The Bank also has the ability to borrow funds or sell securities and best of all, the option to choose which source correlates to be the most profitable.

The effective tax rate for the Bank increased during the first quarter as stock was redeemed by the Federal Home Loan Bank for the first time. Stock dividends, that were previously tax deferred, were currently taxed. This resulted in additional provision of $100 thousand for 2014 as compared to 2013. Offsetting this tax effect is the holdings of tax exempt municipal securities at the holding company level.

The Company is positioned for improvement in the net interest margin while rates remain low, provided there is an increase in loan demand. It will be a challenge to maintain the margin once short term rates begin to rise. However, the Bank remains focused on improving the asset yield through improved asset quality and added spread to prime on variable and adjustable rate loans. As with the rest of the banking industry, the Company is also limited from achieving higher profitability by the cost of increased regulatory requirements such as Regulation E, Dodd-Frank Wall Street Reform and Consumer Protection Act and any other additional regulations that may be enacted during 2014 and their corresponding cost of compliance. The Company will continue to seek to enhance existing products and services to increase revenue, improve efficiency and increase customer satisfaction.

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

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCOLSURES ABOUT MARKET RISK (Continued)

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate
3.47%	6.06%	Rising	3.00%	31,761	7.17%
3.45%	5.44%	Rising	2.00%	31,347	5.77%
3.34%	2.13%	Rising	1.00%	30,367	2.47%
3.27%	0.00%	Flat	0.00%	29,636	0.00%
2.98%	-9.09%	Falling	-1.00%	27,393	-7.57%
2.73%	-16.48%	Falling	-2.00%	25,511	-13.92%
2.46%	-19.68%	Falling	-3.00%	23,375	-21.13%

The net interest margin represents the forecasted twelve month margin. The Company also reviews a 24 month forecast period. It also shows what effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods since 2011. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the customer looks for terms twelve months and under while the Bank would prefer 24 months and longer. It is often a meeting in the middle that satisfies both. What the Bank has experienced is a decrease in the time balances of our deposit portfolio, therefore a loss of term funding. Over the last three years, other borrowings that had matured were not replaced which thus eliminated a category of what historically was longer term liability. A high level of liquidity negated the need to re-borrow.

The shock chart currently shows a tightening in net interest margin over the next twelve months in a decreasing rate environment while an improvement is forecasted in a rising rate environment. Due to the length and existence of such a low rate environment, the model does not predict expansion of net income margin in any falling category. Cost of funds are below .75% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. The positive impact in a rising rate environment is partially caused by a large core deposit base that should not reprice as quickly as the assets. The average duration of the majority of the assets is outside the 12 month shock period. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company cannot remain stagnant in its choices. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4 CONTROLS AND PROCEDURES

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended March 31, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2014 to 1/31/124	—	—	—	200,000
2/1/2014 to 2/28/2014	—	—	—	200,000
3/1/2014 to 3/31/2014	4,070	$24.08	4,070	195,930

Total	4,070	$24.08	4,070	195,930

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 18, 2014. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 18, 2014 and December 31, 2014.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification -CEO

31.2	Rule 13-a-14(a) Certification -CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: April 28, 2014	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 28, 2014	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO