Form 10-Q
period 2014-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2014-07-28
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,614,748
Class	Outstanding as of July 28, 2014

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

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary

	Condensed Consolidated Balance Sheets (in thousands of dollars)
	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$15,455	$15,376
Interest bearing deposits with banks	3,099	2,889
Federal Funds Sold	544	998

Total cash and cash equivalents	19,098	19,263

Securities - available for sale (Note 3)	284,628	324,509
Other Securities, at cost	3,717	4,216
Loans, net (Note 4)	592,176	570,919
Bank premises and equipment	19,962	18,709
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,023	2,066
Other Real Estate Owned	1,541	2,091
Accrued interest and other assets	21,009	20,091

Total Assets	$948,228	$965,938

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$115,371	$110,452
Interest-bearing
NOW accounts	211,438	215,185
Savings	216,443	214,467
Time	217,820	236,360

Total deposits	761,072	776,464

Federal funds purchased and securities sold under agreement to repurchase	70,066	69,756
FHLB Advances	—	4,500
Dividend payable	963	967
Accrued expenses and other liabilities	5,594	5,911

Total liabilities	837,695	857,598

Stockholders’ Equity
Common stock - No par value - authorized 6,500,000 shares; issued & outstanding 5,200,000 shares	12,677	12,677
Treasury Stock - 585,292 shares 2014, 561,562 shares 2013	(12,190)	(11,611)
Unearned Stock Awards - 30,805 shares 2014, 31,530 shares 2013	(621)	(642)
Retained earnings	110,489	107,910
Accumulated other comprehensive income	178	6

Total stockholders’ equity	110,533	108,340

Total Liabilities and Stockholders’ Equity	$948,228	$965,938

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2013 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary

	Condensed Consolidated Statement of Income & Comprehensive Income (in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest Income
Loans, including fees	$6,977	$6,089	$13,654	$12,167
Debt securities:
U.S. Treasury securities	63	64	126	125
Securities of U.S. Government Agencies	696	1,016	1,545	2,008
Municipalities	522	541	1,047	1,049
Dividends	40	45	83	94
Federal funds sold	1	4	1	11
Other	4	6	7	13

Total interest income	8,303	7,765	16,463	15,467
Interest Expense
Deposits	905	1,079	1,783	2,206
Federal funds purchased and securities sold under agreements to repurchase	65	62	127	122
Borrowed funds	—	43	4	89

Total interest expense	970	1,184	1,914	2,417

Net Interest Income - Before provision for loan losses	7,333	6,581	14,549	13,050
Provision for Loan Losses (Note 4)	444	112	872	279

Net Interest Income After Provision For Loan Losses	6,889	6,469	13,677	12,771
Noninterest Income
Customer service fees	1,278	1,256	2,524	2,617
Other service charges and fees	928	967	1,720	1,829
Net loss on sale of other assets owned	(19)	(110)	(58)	(126)
Net gain on sale of loans	203	322	292	802
Net gain on sale of securities - available for sale	180	377	302	598

Total noninterest income	2,570	2,812	4,780	5,720
Noninterest Expenses
Salaries and Wages	2,456	2,260	4,891	4,697
Pension and other employee benefits	720	610	1,565	1,454
Occupancy expense (net)	271	288	575	618
Furniture and equipment	399	358	793	707
Data processing	324	300	638	610
Franchise taxes	195	255	391	510
FDIC Assessment	130	141	262	260
Mortgage servicing rights amortization	84	120	166	257
Other general and administrative	1,444	1,438	2,910	2,783

Total Noninterest Expense	6,023	5,770	12,191	11,896

Income Before Federal Income Taxes	3,436	3,511	6,266	6,595
Federal Income Taxes	882	1,009	1,755	1,941

Net Income	2,554	2,502	4,511	4,654

Other Comprehensive Income (Loss) (Net of Tax):
Unrealized gain (loss) on securities, net of tax benefit (expense) of ($437), $2,532, ($89), and $2,918 respectively	847	(4,916)	172	(5,666)

Comprehensive Income (Loss)	$3,401	$(2,414)	$4,683	$(1,012)

Basic Earnings Per Share	$0.55	$0.53	$0.97	$0.99

Weighted Average Shares Outstanding	4,626,309	4,679,971	4,632,054	4,681,805

Dividends Declared	$0.21	$0.20	$0.42	$0.40

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary

	Condensed Consolidated Statements of Cash Flows (in thousands of dollars)
	Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net income	$4,511	$4,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	719	609
Accretion and amortization of securities, net	809	1,220
Amortization of servicing rights	166	257
Amortization of core deposit intangible	240	156
Compensation expense related to stock awards	125	93
Provision for loan loss	872	279
Gain on sale of loans	(292)	(802)
Originations of loans held for sale	(15,856)	(43,331)
Proceeds from sale of loans held for sale	19,906	46,881
Loss on sale of other assets	58	126
Gain on sales of securities available for sale	(302)	(598)
Change in other assets and other liabilities, net	(1,381)	(194)

Net cash provided by operating activities	9,575	9,350
Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	10,850	17,305
Sales	29,290	58,413
Purchases	—	(83,310)
Proceeds from sale of fixed assets	—	3
Additions to premises and equipment	(1,972)	(1,300)
Loan originations and principal collections, net	(25,812)	(3,428)

Net cash provided (used in) by investing activities	12,356	(12,317)
Cash Flows from Financing Activities
Net increase in deposits	(15,392)	(15,640)
Net change in short-term debt	310	3,416
Repayments of FHLB advances	(4,500)	(4,500)
Purchase of Treasury Stock	(576)	(77)
Cash dividends paid on common stock	(1,938)	(1,861)

Net cash used in financing activities	(22,096)	(18,662)

Change in Cash and Cash Equivalents	(165)	(21,629)
Cash and cash equivalents - Beginning of year	19,263	44,092

Cash and cash equivalents - End of period	$19,098	$22,463

Supplemental Information
Cash paid during the year for:
Interest	$2,015	$2,528

Income taxes	$837	$1,770

Noncash investing activities:
Transfer of loans to other real estate owned	$139	$175

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that are expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

The amortization expense for the year ended December 31, 2013 was $319 thousand. Of the $480 thousand to be expensed in 2014, $240 thousand has been expensed as of June 30, 2014.

	(In Thousands)
	Knisley	Hicksville	Custar	Total
2014	$157	$156	$167	$480
2015	—	155	167	322
2016	—	155	167	322
2017	—	77	167	244
2018	—	—	167	167
Thereafter	—	—	330	330

	$157	$543	$1,165	$1,865

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$25,950	$—	$(619)	$25,331
U.S. Government agency	148,096	911	(1,861)	147,146
Mortgage-backed securities	32,721	607	(146)	33,182
State and local governments	77,591	1,870	(492)	78,969

	$284,358	$3,388	$(3,118)	$284,628

	(In Thousands)
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$26,067	$—	$(795)	$25,272
U.S. Government agency	174,772	1,386	(3,186)	172,972
Mortgage-backed securities	44,638	728	(574)	44,792
State and local governments	79,023	2,909	(459)	81,473

	$324,500	$5,023	$(5,014)	$324,509

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

Information pertaining to securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2014
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$(619)	$25,331
U.S. Government agency	(3)	5,529	(1,858)	92,529
Mortgage-backed securities	(1)	4,788	(145)	8,744
State and local governments	(309)	8,899	(183)	10,678

Total available-for-sale securities	$(313)	$19,216	$(2,805)	$137,282

	(In Thousands)
	December 31, 2013
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(795)	$25,272	$—	$—
U.S. Government agency	(2,783)	96,241	(403)	4,598
Mortgage-backed securities	(574)	23,171	—	—
State and local governments	(459)	19,594	—	—

Total available-for-sale securities	$(4,611)	$164,278	$(403)	$4,598

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality and the Bank has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses as of June 30 for each of the years presented.

	(In Thousands)
	2014	2013
Gross realized gains	$406	$601
Gross realized losses	(104)	(3)

Net realized gains	$302	$598

Tax expense related to net realized gains	$103	$203

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income. The net realized gain is included in net gain on sale of securities available for sale and the related tax expense is included in income tax expense in the condensed consolidated statements of income and comprehensive income (loss).

The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3	SECURITIES (Continued)

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$18,997	$19,266
After one year through five years	161,574	161,777
After five years through ten years	62,614	62,281
After ten years	8,452	8,122

Total	$251,637	$251,446
Mortgage-backed securities	32,721	33,182

Total	$284,358	$284,628

Investments with a carrying value and fair value of $199.1 million at June 30, 2014 and $205.2 million at December 31, 2013 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of June 30, 2014. Federal Home Loan Bank of Indianapolis stock which was acquired in the Knisely acquisition, completely redeemed in early 2013. The stock acquired had a five-year redemption period. The stock is carried at cost, which approximates fair value.

NOTE 4	LOANS

The Company did not have any loans held for sale as of June 30, 2014 as compared to $556 thousand in loans held for sale on December 31, 2013. Due to lack of materiality, these loans are included in the Consumer Real Estate loans below.

Loan balances as of June 30, 2014 and December 31, 2013:

	(In Thousands)
Loans:	June 30, 2014	December 31, 2013
Consumer real estate	$95,863	$92,438
Agricultural real estate	47,745	44,301
Agricultural	63,393	65,449
Commercial real estate	265,902	248,893
Commercial and industrial	98,292	99,498
Consumer	22,801	21,406
Industrial Development Bonds	4,163	4,358

	598,159	576,343
Less: Net deferred loan fees and costs	(320)	(230)

	597,839	576,113
Less: Allowance for loan losses	(5,663)	(5,194)

Loans - Net	$592,176	$570,919

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following is a maturity schedule by major category of loans as of June 30, 2014:

	Maturities (In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer Real Estate	$10,419	$19,495	$65,949
Agricultural Real Estate	2,988	14,550	30,207
Agricultural	36,743	22,880	3,770
Commercial Real Estate	44,870	95,279	125,753
Commercial/Industrial	58,309	34,190	5,793
Consumer	5,456	13,167	4,178
Industrial Development Bonds	1,633	529	2,001

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2014. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer Real Estate	$75,588	$20,275
Agricultural Real Estate	33,573	14,172
Agricultural	58,784	4,609
Commercial Real Estate	170,740	95,162
Commercial/Industrial	70,718	27,574
Consumer	18,317	4,484
Industrial Development Bonds	3,980	183

As of June 30, 2014 and December 31, 2013 one to four family residential mortgage loans amounting to $22.6 and $24.2 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio segment of loans as of June 30, 2014 and December 31, 2013, net of deferred fees:

	(In Thousands)
June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$970	$256	$54	$1,280	$94,583	$95,863	$—
Agricultural Real Estate	—	—	—	—	47,745	47,745	—
Agricultural	14	—	—	14	63,379	63,393	—
Commercial Real Estate	12	—	—	12	265,890	265,902	—
Commercial and Industrial	—	—	—	—	102,455	102,455	—
Consumer	2	—	—	2	22,479	22,481	—

Total	$998	$256	$54	$1,308	$596,531	$597,839	$—

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$778	$—	$234	$1,012	$91,426	$92,438	$—
Agricultural Real Estate	—	—	—	—	44,301	44,301	—
Agricultural	—	—	—	—	65,449	65,449	—
Commercial Real Estate	—	—	373	373	248,520	248,893	—
Commercial and Industrial	—	—	26	26	103,830	103,856	—
Consumer	28	2	—	30	21,146	21,176	—

Total	$806	$2	$633	$1,441	$574,672	$576,113	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2014 and December 31, 2013:

	(In Thousands)
	June 30 2014	December 31 2013
Consumer Real Estate	$173	$483
Commercial Real Estate	799	2,436
Commercial and Industrial	355	410

Total	$1,327	$3,329

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

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

The following table represents the risk category of loans by class based on the most recent analysis performed as of June 30, 2014 and December 31, 2013:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
June 30, 2014
1-2	$4,497	$7,029	$1,295	$365	$—
3	15,265	22,954	52,072	24,343	3,687
4	27,648	33,410	205,801	70,439	476
5	114	—	1,871	2,081	—
6	221	—	4,863	673	—
7	—	—	—	391	—
8	—	—	—	—	—

Total	$47,745	$63,393	$265,902	$98,292	$4,163

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2013
1-2	$3,764	$9,263	$1,104	$2,525	$—
3	14,588	27,212	55,060	21,610	3,869
4	25,186	28,974	182,277	72,059	489
5	729	—	4,987	2,119	—
6	34	—	5,092	758	—
7	—	—	373	427	—
8	—	—	—	—	—

Total	$44,301	$65,449	$248,893	$99,498	$4,358

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2014 and December 31, 2013.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	June 30 2014	December 31 2013
Grade
Pass	$95,553	$92,226
Special Mention (5)	—	—
Substandard (6)	310	18
Doubtful (7)	—	194

Total	$95,863	$92,438

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Performing	$3,574	$3,721	$18,882	$17,425
Nonperforming	—	—	25	30

Total	$3,574	$3,721	$18,907	$17,455

Information about impaired loans as of June 30, 2014, December 31, 2013 and June 30, 2013 are as follows:

	June 30, 2014	December 31, 2013	June 30, 2013
Impaired loans without a valuation allowance	$1,444	$924	$1,703

Impaired loans with a valuation allowance	345	1,516	2,818

Total impaired loans	$1,789	$2,440	$4,521

Valuation allowance related to impaired loans	$202	$516	$771
Total non-accrual loans	$1,327	$3,329	$4,609
Total loans past-due ninety days or more and still accruing	$—	$—	$—

Quarter ended average investment in impaired loans	$1,928	$2,532	$4,363

Year to date average investment in impaired loans	$2,090	$3,274	$4,342

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $964 thousand of its impaired loans classified as troubled debt restructured as of June 30, 2014, $861.2 thousand as of December 31, 2013 and $2.9 million as of June 30, 2013.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table represents three months and six months ended June 30, 2014.

(In Thousands)
Three Months June 30, 2014	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Modified in the Last 3 Months	Recorded Investment	Recorded Investment
Ag Real Estate	—	$—	$—

		(In Thousands)
Six Months June 30, 2014	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Modified in the Last 6 Months	Recorded Investment	Recorded Investment
Ag Real Estate	2	$153	$141

The following table represents three months and six months ended June 30, 2013.

		(In Thousands)
Three Months June 30, 2013	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Modified in the Last 3 Months	Recorded Investment	Recorded Investment
Commercial and Industrial	3	$2,251	$2,251

		(In Thousands)
Six Months June 30, 2013	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Modified in the Last 6 Months	Recorded Investment	Recorded Investment
Commercial and Industrial	4	$2,294	$2,332

For the three and six month periods ended June 30, 2014 and 2013, there were no TDRs that subsequently defaulted after modification.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

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

The following table presents loans individually evaluated for impairment by class of loans for three months ended June 30, 2014 and June 30, 2013.

	(In Thousands)
Three Months Ended June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$26	$26	$—	$23	$1
Agricultural real estate	141	141	—	141	—
Agricultural	—	—	—	—	—
Commercial real estate	1,277	1,277	—	845	14
Commercial and industrial	—	—	—	354	14
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	—	—	—	55	1
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	345	345	202	510	2
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$26	$26	$—	$78	$2

Agricultural real estate	$141	$141	$—	$141	$—

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$1,277	$1,277	$—	$845	$14

Commercial and industrial	$345	$345	$202	$864	$16

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
Three Months Ended June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$359	$431	$—	$202	$—
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	1,035	1,459	—	1,038	—
Commercial and industrial	309	309	—	309	—
Consumer	—	3	—	—	—
With a specific allowance recorded:
Consumer real estate	111	111	38	111	—
Agricultural real estate	88	88	15	111	—
Agricultural	—	—	—	—	—
Commercial real estate	—	—	—	15	—
Commercial and industrial	2,619	2,619	718	2,659	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$470	$542	$38	$313	$—

Agricultural real estate	$88	$88	$15	$111	$—

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$1,035	$1,459	$—	$1,053	$—

Commercial and industrial	$2,928	$2,928	$718	$2,968	$—

Consumer	$—	$3	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans for six months ended June 30, 2014 and June 30, 2013.

	(In Thousands)
Six Months Ended June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$26	$26	$—	$44	$1
Agricultural real estate	141	141	—	141	—
Agricultural	—	—	—	—	—
Commercial real estate	1,277	1,277	—	874	28
Commercial and industrial	—	—	—	181	40
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	—	—	—	127	2
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	—	—	—	47	—
Commercial and industrial	345	345	202	676	5
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$26	$26	$—	$171	$3

Agricultural real estate	$141	$141	$—	$141	$—

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$1,277	$1,277	$—	$921	$28

Commercial and industrial	$345	$345	$202	$857	$45

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
Six Months Ended June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$359	$431	$—	$131	$—
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	1,035	1,459	—	622	—
Commercial and industrial	309	309	—	297	—
Consumer	—	3	—	—	—
With a specific allowance recorded:
Consumer real estate	111	111	38	121	—
Agricultural real estate	88	88	15	55	—
Agricultural	—	—	—	—	—
Commercial real estate	—	—	—	332	—
Commercial and industrial	2,619	2,619	718	2,701	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$470	$542	$38	$252	$—

Agricultural real estate	$88	$88	$15	$55	$—

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$1,035	$1,459	$—	$954	$—

Commercial and industrial	$2,928	$2,928	$718	$2,998	$—

Consumer	$—	$3	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Six Months Ended June 30, 2014	Twelve Months Ended December 31, 2013
Allowance for Loan & Lease Losses
Balance at beginning of year	$5,194	$5,224
Provision for loan loss	872	858
Loans charged off	(534)	(1,262)
Recoveries	131	374

Allowance for Loan & Lease Losses	$5,663	$5,194

Allowance for Unfunded Loan Commitments & Letters of Credit	$186	$163

Total Allowance for Credit Losses	$5,849	$5,357

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

Additional analysis related to the allowance for credit losses for three months ended June 30, 2014 and June 30, 2013 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$402	$131	$323	$1,959	$1,330	$270	$180	$910	$5,505
Charge Offs	(66)	—	—	(28)	—	(74)	—	—	$(168)
Recoveries	7	—	3	—	5	47	—	—	$62
Provision (Credit)	226	(6)	(9)	(44)	134	47	—	96	$444
Other Non-interest expense related to unfunded	—	—	—	—	—	—	6	—	$6

Ending Balance	$569	$125	$317	$1,887	$1,469	$290	$186	$1,006	$5,849

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$202	$—	$—	$—	$202
Ending balance: collectively evaluated for impairment	$569	$125	$317	$1,887	$1,267	$290	$186	$1,006	$5,647

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$95,863	$47,745	$63,393	$265,902	$102,455	$22,481	$—	$—	$597,839

Ending balance: individually evaluated for impairment	$26	$141	$—	$1,277	$345	$—	$—	$—	$1,789
Ending balance: collectively evaluated for impairment	$95,837	$47,604	$63,393	$264,625	$102,110	$22,481	$—	$—	$596,050

Ending balance: loans acquired with deteriorated credit quality	$532	$—	$—	$—	$—	$—	$—	$—	$532

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$463	$105	$260	$1,566	$1,972	$256	$172	$722	$5,516
Charge Offs	(89)	—	—	(44)	—	(112)	—	—	$(245)
Recoveries	4	—	3	—	41	38	—	—	$86
Provision (Credit)	(17)	10	14	(62)	125	84	—	(42)	$112
Other Non-interest expense related to unfunded	—	—	—	—	—	—	15	—	$15

Ending Balance	$361	$115	$277	$1,460	$2,138	$266	$187	$680	$5,484

Ending balance: individually evaluated for impairment	$38	$15	$—	$—	$718	$—	$—	$—	$771
Ending balance: collectively evaluated for impairment	$323	$100	$277	$1,460	$1,420	$266	$187	$680	$4,713

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$77,948	$35,746	$55,331	$215,246	$97,080	$19,723	$—	$—	$501,074

Ending balance: individually evaluated for impairment	$470	$88	$—	$1,035	$2,928	$—	$—	$—	$4,521
Ending balance: collectively evaluated for impairment	$77,478	$35,658	$55,331	$214,211	$94,152	$19,723	$—	$—	$496,553

Ending balance: loans acquired with deteriorated credit quality	$549	$—	$—	$—	$—	$—	$—	$—	$549

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

Additional analysis related to the allowance for credit losses for six months ended June 30, 2014 and June 30, 2013 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357
Charge Offs	(131)	—	—	(229)	—	(174)	—	—	$(534)
Recoveries	17	—	3	3	10	98	—	—	$131
Provision (Credit)	426	(6)	(13)	6	99	74	—	286	$872
Other Non-interest expense related to unfunded	—	—	—	—	—	—	23	—	$23

Ending Balance	$569	$125	$316	$1,887	$1,468	$290	$186	$1,008	$5,849

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$202	$—	$—	$—	$202
Ending balance: collectively evaluated for impairment	$569	$125	$316	$1,887	$1,266	$290	$186	$1,008	$5,647

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$95,863	$47,745	$63,393	$265,902	$102,455	$22,481	$—	$—	$597,839

Ending balance: individually evaluated for impairment	$26	$141	$—	$1,277	$345	$—	$—	$—	$1,789
Ending balance: collectively evaluated for impairment	$95,837	$47,604	$63,393	$264,625	$102,110	$22,481	$—	$—	$596,050

Ending balance: loans acquired with deteriorated credit quality	$532	$—	$—	$—	$—	$—	$—	$—	$532

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$368	$113	$290	$1,749	$2,183	$268	$162	$253	$5,386
Charge Offs	(100)	—	—	(64)	—	(198)	—	—	$(362)
Recoveries	9	—	4	—	56	87	—	—	$156
Provision (Credit)	84	2	(17)	(225)	(101)	109	—	427	$279
Other Non-interest expense related to unfunded	—	—	—	—	—	—	25	—	$25

Ending Balance	$361	$115	$277	$1,460	$2,138	$266	$187	$680	$5,484

Ending balance: individually evaluated for impairment	$38	$15	$—	$—	$718	$—	$—	$—	$771
Ending balance: collectively evaluated for impairment	$323	$100	$277	$1,460	$1,420	$266	$187	$680	$4,713

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$77,948	$35,746	$55,331	$215,246	$97,080	$19,723	$—	$—	$501,074

Ending balance: individually evaluated for impairment	$470	$88	$—	$1,035	$2,928	$—	$—	$—	$4,521
Ending balance: collectively evaluated for impairment	$77,478	$35,658	$55,331	$214,211	$94,152	$19,723	$—	$—	$496,553

Ending balance: loans acquired with deteriorated credit quality	$549	$—	$—	$—	$—	$—	$—	$—	$549

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF INSTRUMENTS

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2014 and December 31, 2013 are reflected below.

	(In Thousands)
	June 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$19,098	$19,098	$19,098	$—	$—
Securities - available for sale	284,628	284,628	25,331	251,222	8,074
Other Securities	3,717	3,717	—	—	3,717
Loans, net	592,176	602,149	—	—	602,149
Interest receivable	3,659	3,659	—	—	359

Total Assets	$903,278	$913,251	$44,429	$251,222	$614,299

Financial Liabilities:
Interest bearing Deposits	$427,881	$429,276	$—	$—	$429,276
Non-interest bearing Deposits	115,371	115,371	—	115,371	—
Time Deposits	217,820	217,498	—	—	217,498

Total Deposits	$761,072	$762,145	$—	$115,371	$646,774

Short-term debt	70,066	70,066	—	—	70,066
Interest payable	205	205	—	—	205
Dividends payable	963	963	—	963	—

Total Liabilities	$832,306	$833,379	$—	$116,334	$717,045

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$19,263	$19,263	$19,263	$—	$—
Securities - available for sale	324,509	324,509	25,272	288,891	10,346
Other Securities	4,216	4,216	—	—	4,216
Loans, net	570,919	579,992	—	—	579,992
Interest receivable	3,694	3,694	—	—	3,694

Total Assets	$922,601	$931,674	$44,535	$288,891	$598,248

Financial Liabilities:
Interest bearing Deposits	$429,652	$429,750	$—	$—	$429,750
Non-interest bearing Deposits	110,452	110,452	—	110,452	—
Time Deposits	236,360	236,027	—	—	236,027

Total Deposits	$776,464	$776,229	$—	$110,452	$665,777

Short-term debt	69,756	69,756	—	—	69,756
Federal Home Loan Bank advances	4,500	4,570	—	—	4,570
Interest payable	223	223	—	—	223
Dividends payable	967	967	—	967	—

Total Liabilities	$851,910	$851,745	$—	$111,419	$740,326

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

Fair Value Measurements (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2014	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,331	$—	$—
U.S. Government agency		147,146	—
Mortgage-backed securities		33,182	—
State and local governments	—	70,895	8,074

Total Securities Available for Sale	$25,331	$251,223	$8,074

December 31, 2013	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,272	$—	$—
U.S. Government agency	—	172,972	—
Mortgage-backed securities	—	44,792	—
State and local governments	—	71,127	10,346

Total Securities Available for Sale	$25,272	$288,891	$10,346

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of June 30, 2014 and June 30, 2013.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2014	$8,802	$1,544	$10,346
Change in Market Value	(1,093)	(359)	(1,452)
Payments & Maturities	(820)	—	(820)

Balance at June 30, 2014	$6,889	$1,185	$8,074

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2013	$14,863	$1,545	$16,408
Change in Market Value	(116)	1	(115)
Purchases	519	—	519
Payments & Maturities	(4,388)	—	(4,388)

Balance at June 30, 2013	$10,878	$1,546	$12,424

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2014 and December 31, 2013, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and political subdivision securities	$8,074	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%
Impaired Loans	$1,587	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned - residential	$734	Appraisals	Discount to reflect current market	0-20%
Other real estate owned - commercial	$807	Appraisals	Discount to reflect current market	0-20%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and political subdivision securities	$10,346	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%
Impaired Loans	$1,924	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned - residential	$964	Appraisals	Discount to reflect current market	0-20%
Other real estate owned - commercial	$1,127	Appraisals	Discount to reflect current market	0-20%

At June 30, 2014 and December 31, 2013, impaired loans categorized as Level 3 were $1.8 and $1.9 million, respectively. The specific allocation for impaired loans was $202 and $516 thousand as of June 30, 2014 and December 31, 2013, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on June 30, 2014 and December 31, 2013:

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2014
		Quoted Prices in Active
(In Thousands)	Balance at June 30, 2014	Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,587	$—	$—	$1,587
Other real estate owned residential mortgages	$734	$—	$—	$734
Other real estate owned commercial	$807	$—	$—	$807

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013
		Quoted Prices in Active
(In Thousands)	Balance at December 31, 2013	Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,924	$—	$—	$1,924
Other real estate owned residential mortgages	$964	$—	$—	$964
Other real estate owned commercial	$1,127	$—	$—	$1,127

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At June 30, 2014 and December 31, 2013, the Company estimates that there is no impairment of these assets.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in 1985. Our subsidiary, The Farmers & Merchants State Bank (Bank) is a community bank operating in Northwest Ohio since 1897. We report our financial condition and net income on a consolidated basis and we report only one segment.

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

The U.S. economy continues to strengthen, but at a slow pace. After a sluggish first quarter in 2014, the economy has picked up in the second quarter. Inclement weather was believed to have contributed to the slowness of the first quarter.

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continue to exhibit a downward trend in unemployment rates at both a local and national level. The agricultural industry continued its strong performance in 2013 as evidenced by strengthened financial statements. The automotive sector showed improvement with car dealers in our marketing area ending with more profitable numbers than in recent years. Overall, business profits are improving. Loan growth occurred during the fourth quarter of 2013 and has continued through second quarter 2014 and the Bank finally surpassed the loan balances of 2012, along with second quarter 2013 and 2013. Overall, net loan growth is $21.3 million or 3.7% over yearend end 2013. New 1-4 family residential and construction remains weak and refinancing activity are also below the level of same period 2013.

The Bank acquired its 21st office during the fourth quarter of 2013. The office is located in Custar, Ohio, and was a natural extension of the Bank’s market area. The office provides the full range of services discussed below. Growth in 2014 is anticipated in Sylvania, Ohio, where the Bank recently purchased a building and is in the process of remodeling for a full-service branch office. Expected occupancy is in the third quarter of 2014.

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage, consumer and credit card lending activities. Because the Bank’s offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such items as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for the purchase of autos, trucks, recreational vehicles, motorcycles, and other consumer goods.

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATMs (Automated Teller Machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRAs (Individual Retirement Accounts) and HSAs (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and ACH (Automated Clearing House) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. An upgrade to the Bank’s bill pay program along with additional electronic services being offered occurred during second quarter. Changes in billing will take place during the third quarter. The Bank is also restructuring a portion of its checking portfolio with the introduction of two new offerings, “Secure” and “Pure” checking through the remainder of 2014. Some of the Bank’s older checking products will be discontinued. Secure checking incorporates identity theft protection and monitoring, Pure checking enables the depositor to offset fees by utilizing on-line statements and either of conducting debit card activity or maintaining an overall deposit relationship.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect.

•	Loans above 100% are generally due to additional charges for extended warranties and/or insurance coverage periods of wage or death.

•	Boats, campers, motorcycles, RV’s and Motor Coaches range from 80%-90% based on age of vehicle.

•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with “in-house” first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF ACTIVITIES (Continued)

Consumer Loans (continued)

•	The Bank will only make Qualified Mortgages as defined by the Truth in Lending Act and Regulation Z.

•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture/Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.

•	Accounts Receivable:

•	Up to 80% LTV.

Inventory:

•	Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.

•	Commercial:

Maximum LTV of 50% on raw and finished goods.

•	Used vehicles, new recreational vehicles and manufactured homes not to exceed (NTE) 80% LTV.

Equipment:

•	New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.

•	Restaurant equipment up to 35% of market value.

•	Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

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

The Bank’s primary market includes smaller communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of service provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. The Bank opened an office in Waterville, Lucas County, Ohio in second quarter 2013 providing growth opportunity and extension of the market area. An additional office in Wood County was opened in fourth quarter 2013. The office was added through a single office acquisition and is located in Custar, Ohio. The Bank has acquired an office location in Sylvania, Ohio with a proposed opening date during the third quarter of 2014. Remodeling, begun during the second quarter, continues.

At June 30, 2014, we had 255 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 IN REVIEW Second Quarter

Loan growth continued in the second quarter of 2014 following a first quarter of growth even with the expected pay down of seasonal borrowings after yearend. This loan growth was preceded by a strong fourth quarter which included an office acquisition and increased borrowings in the commercial and agricultural real estate portfolios. This growth is important to the Company as a step in the right direction to improve its net interest income and margin.

Net interest income improved during the second quarter of 2014 as compared to the second quarter of 2013 by $752 thousand. This was accomplished due to increased loan balances and lower borrowing levels for the quarter. Loan income was up $888 thousand and total interest expense down $214 thousand. As the Bank continues its strategy to fund loan growth with security sales and runoff, interest income from securities was down $350 thousand.

Offsetting the improvement in net interest income was a decrease in noninterest income. Loan sales in both the agricultural and 1-4 family portfolios decreased significantly in comparison to previous year, down almost $27 million. Net gain on sales of loans was therefore also down $510 thousand year-to-date of which $119 thousand of the decrease was attributed to second quarter activity. In fact, in comparing second quarter 2014 to second quarter 2013, 2013 outperformed 2014 in the areas of noninterest income, ending the quarter with a total difference of $242 thousand. An area of improvement in the quarter comparison in noninterest income was net loss on sale of other assets owned, which was lower by $91 thousand from second quarter 2014. This is due to lower holdings of Other Real Estate Owned, “OREO” and fewer evaluation write-downs from updated appraisals, a positive influence from both scenarios. This was not an unexpected turn of events and is why loan growth is so vital to the Company going forward.

Total allowance provision for loan losses was $332 thousand higher for the second quarter 2014 as compared to same quarter 2013. Loan growth and charge-offs warranted additional provision expense be taken in the second quarter. Impaired loans decreased $651 thousand from December 31, 2013 levels and down $2.7 million from June 30, 2013. The same comparison applied for nonaccrual loans, showing an improvement in lower balances by $2.0 million than December 31, 2013 and $3.6 million than June 30, 2013. Three loans were categorized trouble debt restructured “TDR” in the second quarter of 2013 totaling under $2.3 million compared to no additions during second quarter 2014. Past due loans decreased by $133 thousand in comparing June 30, 2014 to December 31, 2013 balances, with the majority in decrease in the greater than 90 days. Overall past dues remain at historically low levels. In 2014, the Company continues to work on the collection of these loans and looks forward to maintaining the low exposure during 2014.

All rates remain low and are expected to remain low throughout 2014. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. In 2013, the transactions had modestly extended the duration of the investment portfolio. Sales in 2014 have so far been used to fund loan growth and reinvestment into securities has not been necessary. For all of 2013, the recognized gain was $775 thousand, of which $377 thousand was recognized in the second quarter. For second quarter 2014, the Company has recognized gains of $180 thousand for a year-to-date total of $302 thousand. Most of the securities sold were agencies maturing in a short time period. The Bank was able to continue to capitalize on the steepness of the yield curve and the unrealized market gain position the last three years. Additional sales throughout 2014 may be executed as needed to fund loan growth, which management expects to continue. The market value of the security portfolio has leveled off as evidenced by the high other comprehensive loss reported on the income statement and statement of comprehensive income 2013. Additional opportunity to sell investment securities for a gain may be limited for the remainder of 2014.

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

Agriculture remained strong in 2013 and farmers have protected their revenues for 2014 through hedges and the purchase of crop insurance. Prices have come down in commodities and farmers work to structure inputs to offset.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 IN REVIEW Second Quarter (Continued)

Overall, crops are looking healthy through our market area. This is always subject to change due to the effects of weather which is why crop insurance is utilized.

Overall, profitability in the second quarter of 2014 was up slightly as compared to the same quarter last year. In comparisons, net income is up 2% or $52 thousand. Net interest income was up 11.4% over the same period in 2013. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

The Bank has been attentive to the significant final mortgage rules and additional guidance issued by the Consumer Financial Protection Bureau to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act provisions. Effective in January 2014, these rules are a game-changer which impacts the entire mortgage lending industry, as well as the Bank’s perspective on its mortgage lending business. The Bank continues to work toward fulfillment of applicable requirements for these new mortgage rules, as it gains further understanding of the complexities and inter-related nature of these rules while making strategic decisions, and addressing key considerations necessary for implementation of each rule. The Company is also preparing for the implementation of Basel III capital rules which will begin phase in for the Company on January 1, 2015. These rules may impact the ability of some financial institutions to pay dividends, though the Company believes itself to be able to maintain its strong capital position and not be limited in that regard. Larger institutions, which the rule was designed for, were required to begin reporting as of January 1, 2014.

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

These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) and the valuation of its Mortgage Servicing Rights and OREO as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES (Continued)

sell. Foreclosed real estate is classified as OREO. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At June 30, 2014, holdings were $1.5 million and were $2.1 million as of December 31, 2013 and $1.8 million as of June 30, 2013.

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

Inherent in most estimates is imprecision. The Bank’s ALLL provides a margin for imprecision with an unallocated amount.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of June 30, 2014 to that of December 31, 2013, the cash equivalent liquidity of the Bank has remained at the same level and is considered strong. The stability in liquidity was facilitated by the office acquisition in the fourth quarter of 2013 of which deposits account for $29.5 million and loans only $11.4 million. During the six months of 2014, net loans have increased $21.3 million even with a $10 million decrease stemming from the repayment on a line of credit by a single borrowing relationship which was expected and which happens each year at this time. The fact that loan levels increased in light of the anticipated yearly reduction is a positive factor towards future improvement to profitability.

The Company’s decrease in total assets of $17.7 million was due to lower balances within the securities portfolio of $39.9 million and FHLB borrowings of $4.5 million. This was partially offset by an increase in loans of $21.2 million. The Company has an unsecured borrowing capacity of $106.5 million through correspondent banks and over $85.5 million of unpledged securities which may be sold or used as collateral. The strength of the security portfolio is shown in the tables to follow. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

A large fluctuation in the market value of the securities occurred during the second quarter of 2013 causing the unrealized gain position to decrease significantly. Management recognized the change in the market early and was quick to capture a portion of the gain before it fluctuated to an unrealized loss position. Currently the security portfolio is in a net unrealized gain position of $270 thousand. Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio, along with other sources of funding.

As previously stated, net loans show an increase for the six months ended June 30, 2014, which reverses the trend in declining loan balances which the Bank had experienced all throughout fiscal year 2012 and up through the second quarter 2013. Growth occurred across the board on all real estate related portfolios along with the non-real estate consumer portfolio. The remaining portfolios showed a decrease as compared to yearend 2013. The balance of the decrease in the other loan portfolios was due to the pay down, payoff or refinancing of loans. Loan sales into the secondary market have also impacted the consumer and agricultural real estate portfolios though on a much smaller basis than in 2013. Year to date, the Bank has sold approximately $19.9 million of loans into the secondary market, while originating only $15.9 million of the loans during the same six-month period as demonstrated in the cash flow statement for the period. The majority of the activity stemmed from within the 1-4 family portfolio. The trend of decreasing loan balances is reversing, as the following chart shows increases in 2013 and a strong upswing in 2014. The Bank is also starting to generate a positive trend of increasing loan balances after our second quarter activity when comparing to yearend. The Bank’s pipeline of loans remains strong, driven by opportunities for new relationships as business activity begins to reflect a more optimistic opinion of the economy and large financial institutions downsize certain portfolios. The Bank has also been able to further deepen our relationships and increase the dealings with some of our newer customers.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The chart below shows the breakdown of the loan portfolio by category as of June 30 for the last three years.

	(In Thousands)
	June-14 Amount	June-13 Amount	June-12 Amount
Consumer Real Estate	$95,863	$77,948	$81,252
Agricultural Real Estate	47,745	35,746	32,408
Agricultural	63,393	55,331	54,808
Commercial Real Estate	265,902	215,246	202,900
Commercial and Industrial	98,292	93,978	104,224
Consumer, Overdrafts and other loans	22,481	19,723	21,577
Industrial Development Bonds	4,163	3,102	1,199

Total Loans	$597,839	$501,074	$498,368

On a year to year comparison basis, the Commercial real estate portfolio shows the largest increase of $50.7 million in balance as of June 30, 2014 compared to June 30, 2013. Agricultural real estate shows an increase of $12.0 million. Consumer real estate showed the largest improvement in the consumer portfolios of $17.9 million. Overall, all categories of loans increased. Loans increased $96.8 million as compared to the same period last year and increased $99.5 million as compared to June 30, 2012.

Overall, total assets of the Company decreased $17.7 million from December 31, 2013 to June 30, 2014.

Deposits decreased $15.4 million from yearend 2013 which correlated to the maturing and leaving of time deposits. Time deposits decreased $18.5 million during the first six months of 2014. The Bank budgeted for this occurrence, choosing to fund loan growth with core deposit growth and investment security runoff and sales. The time deposit shrinkage helped to improve the Bank’s cost of funds.

The Bank paid off $4.5 million in FHLB advances which had matured during 2014. This too should lower the cost of funds. Securities sold under agreement to repurchase held steady during the first six months of 2014 as compared to yearend.

Capital increased $2.2 million during the first six months of 2014. Positive earnings aided by an increase in accumulated other comprehensive income offset a dividend declaration. Accumulated other comprehensive income increased $172 thousand which encompassed the shift of $302 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid year-to-date were $77 thousand higher than the same period last year with a one cent increase per share per quarter being the reason.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	11.55%
Tier I Leverage Ratio	11.01%
Risk Based Capital Tier I	15.62%
Total Risk Based Capital	16.50%
Stockholders’ Equity/Total Assets	11.66%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for six month periods ended June 30, 2014 and 2013.

Improvement in net interest income of $1.5 million occurred for the first half 2014 over the same period 2013, with improvement seen in both parts of the equation, interest income up $996 thousand over June 30, 2013 and interest expense down $503 thousand. The higher balance in interest and fees from loans was generated from the increase loan balances of fourth quarter 2013 and first half 2014. The reverse was seen in the noninterest arena where noninterest income was lower by $940 thousand in first half 2014 as compared to first half 2013 and noninterest expense was $295 higher. Noninterest income for 2014 was impacted in all areas driven primarily by (i) a decrease in the gain on sale of securities of $296 thousand, (ii) a $510 thousand decrease on gain of sale of loans and (iii) lower levels of collection of customer service fees and charges by $202 thousand.

Net interest income after the provision for loan expense for the six months ended June 30, 2014 was up $906 thousand from the six-month period ended June 30, 2013. The provision for loan loss expense was approximately $593 thousand higher than same period 2013. The provision was needed for loan growth and replacement for the net charge-offs of $403 thousand that occurred during the period and was based on Management’s quarterly analysis of the adequacy of the allowance for loan losses.

Noninterest expense was higher by $295 thousand in comparison largely due to the addition of the Waterville and Custar offices. In addition, a location was purchased in Sylvania, Ohio and is in the process of remodeling. An opening date in the third quarter is expected. The number of full time equivalent employees was 251 as of June 30, 2013 compared to 255 as of June 30, 2014.

The low balances in past dues, nonaccruals, OREO and troubled loans, all contributed to lower levels of expense in legal fees as relate to collections along with appraisal expense. A change to the calculation of Ohio state tax was also favorable for the Company in 2014.

Overall, the performance for the year-to-date comparison had lower bottom line income of $143 thousand caused by the reduced level of noninterest income generation and a slightly higher noninterest expense. It is a lower decrease than the first quarter comparison by $51 thousand.

The Company predicted the lower noninterest income position and is focused on continuing to strengthen our core earnings through loan growth and improvement to the net interest margin. New products and services are being introduced in 2014 to create additional revenue opportunities. As mentioned previously, deposit services have been the focus with updates and new services being offered with bill pay to form “FM eXpress”. This bundle will include an enhanced bill payment product, “CheckFree”, “Popmoney” (an online payment service that allows the customer to send and receive payments from F&M online Mobile Banking service), “A2A” (allows a customer to transfer money between a F&M account and accounts at other financial institutions), “Messenger” (notifies the customer when designated events take place in their account), and Mobile Capture (allows the customer to make deposits using their smart phone camera). Two new checking products, “Secure” and “Pure” have begun to be introduced with a few older products being discontinued.

Interest Income

Annualized interest income and yield on earning assets is up 17 basis points in 2014 as compared to June 30, 2013. While the average total earning assets were only higher by 1% or $10.3 million than the prior year, the increase in interest income resulted primarily from the increased growth of the Company’s earning assets, specifically loans. As the table that follows confirms, the increase in the amount of the interest earning portfolios from loans caused a higher June 2014 earnings in loans, than the decrease in securities and caused higher combined yields. The increased volume in the loan portfolio also offset the loss in interest income due to rate changes. The security portfolio will continue to be utilized to fund loan growth. Prepayment speeds remain high on mortgage-backed securities, though these may slow as the Bank’s refinancing activity has slowed and long term rates inch higher.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Rates on the loan portfolio are lower as compared to the previous year due to the change in the composition of the overall portfolio. An emphasis on building spreads and margins on existing loans remains intact. Funding the loans with excess security holdings has been beneficial in the second quarter of 2014. Overall loans are up on average $90.6 million and the security portfolio down $62.9 million on average from the previous year. Deposit generation in the two new offices are the factors behind the discrepancy of balances.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	June 30, 2014		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2014	June 30, 2013
Loans	$580,469	$13,654	4.71%	4.97%
Taxable Investment Securities	231,290	1,877	1.62%	1.58%
Tax-exempt Investment Securities	68,371	923	4.09%	4.34%
Fed Funds Sold & Interest Bearing Deposits	7,876	9	0.23%	0.19%

Total Interest Earning Assets	$888,006	$16,463	3.82%	3.65%

Change in June 30, 2014 Interest Income Compared to June 30, 2013

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$1,487	$2,134	$(647)
Taxable Investment Securities	(489)	(549)	61
Tax-exempt Investment Securities	12	98	(86)
Fed Funds Sold & Interest Bearing Deposits	(14)	(21)	6

Total Interest Earning Assets	$996	$1,662	$(666)

Interest Expense

Interest expense continued to be lower than the comparable six months of 2013. Interest expense related to deposits was down $423 thousand while the average interest-bearing deposit balance increased by $1.6 million in comparing the balances of each six month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-six months. However, depositors continue to place more funds in shorter term deposits while they wait for rates to rise or move funds elsewhere. KASASA Cash and Saver along with HSA’s helped to increase the savings average deposit balances by $37.5 million.

Interest on borrowed funds was $85 thousand lower for the six month period ended June 30, 2014 than 2013. More borrowings from Federal Home Loan Bank were paid off during 2013 and 2014, making the average balance in other borrowed money considerably lower by $7.2 million in 2014 in comparison. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. During the first quarter of 2014, all borrowings from the FHLB were paid off. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had a larger average balance in 2014 of $10.5 million of whose cost was offset by lower rates making the fluctuation cost a minimal $4 thousand.

Asset yield increased 17 basis points while cost of funds decreased 14 basis points. The main focus is to continue to increase asset yield by using excess cash and the liquidation of lower yielding investments to fund loan growth. Borrowings may be utilized if the cost thereof is lower than cost of new deposit generation or the loss on sales of securities.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	June 30, 2014		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	June 30, 2014	June 30, 2013
Savings Deposits	$436,411	$720	0.33%	0.38%
Other Time Deposits	225,354	1,063	0.94%	1.10%
Other Borrowed Money	290	4	2.76%	2.39%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	62,040	127	0.41%	0.47%

Total Interest Bearing Liabilities	$724,095	$1,914	0.53%	0.67%

Change in June 30, 2014 Interest Expense Compared to June 30, 2013

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$(46)	$62	$(108)
Other Time Deposits	(377)	(168)	(209)
Other Borrowed Money	(85)	(99)	14
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	5	21	(16)

Total Interest Bearing Liabilities	$(503)	$(184)	$(319)

Net Interest Income

Net interest income is higher in the six month comparison, which is the opposite position as yearend 2013’s comparison to yearend 2012. The issue of earning less per earning asset dollar was reversed as evidenced by a 29 basis point higher net interest margin ratio when comparing year-to-date 2014 to 2013. The tables above demonstrate that the improvements in net interest income are primarily a result of a continued shift in balance sheet composition, with the benefits of the shift to higher yielding assets continuing to be hampered by the extended low rate environment.

Management expects the current interest rate environment to continue to further hamper the Company’s progress on improving interest margins throughout the remainder of the fiscal year. As a result, interest income, in comparison to 2013, should increase throughout the year assuming the continuing generation of loan growth. The Bank continues to attempt to add spread on renewing loans while loan growth is needed to improve the overall numbers. Interest expense on time deposits may start to show an increase as depositors begin to transition back into longer-term deposits. The portfolio has very limited potential for large fluctuations in rates due to the duration of this low rate environment. Should rates begin to rise; the challenge will be to delay the upward pricing of deposits in order to allow the Bank to generate a greater spread from the increased yield on its earning assets.

	June 30, 2014	June 30, 2013
Interest/Dividend income/yield	3.82%	3.65%
Interest Expense / yield	0.53%	0.67%

Net Interest Spread	3.29%	2.98%

Net Interest Margin	3.39%	3.10%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense

Provision for loan loss was $593 thousand higher for the six months ended June 30, 2014 as compared to the same 2013 period. A higher net charge-off position of $197 thousand in 2014 than in 2013 along with fourth quarter 2013 and 2014 first half loan growth warranted the increased provision to the loan loss reserve. The balance in nonaccrual loans decreased $3.3 million along with a decrease of $2.7 million in impaired loan balances as of June 30, 2014 as compared to the balances as of June 30, 2013. Provision expense related to those increased balances in 2013 was recognized in the later time periods of 2012. The overall loan portfolio was also $96.8 million higher as of June 30, 2014 compared to June 30, 2013. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts further below will show for 2013 and 2012, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period and 2014 had a larger net charge-off position than 2013.

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

The Bank has recognized a significant decrease in the overall balance of impaired loans when looking at June 2014 compared to June 2013. A positive factor can also be seen in the decrease in the current average balance for the six months during 2014 as compared to same period 2013. This is due mainly to the collection of principal from the sale of collateral from borrowers and continual collection of payments on these borrowers classified as impaired.

The Bank had $964 thousand of its impaired loans classified as TDR as of June 30, 2014. One new TDR impaired relationship with two individual loans was added during the first quarter and not any in the second quarter. When combined with pay downs, the change resulted in $651 thousand less in impaired balances and the specific allocation balance was decreased by $314 thousand as compared to yearend 2013.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

discloses how much of the ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate. Commercial real estate loans accounted for the largest component of charge-offs and consumer loan activity has accounted for the largest component of recoveries in second quarter 2014 as compared to 2013. As was mentioned in previous discussion, the commercial real estate portfolio is currently having a major impact on the ALLL, both through charge-off activity and due to growth of balances.

The following table presents activities for the allowance for loan losses by loan type for three months ended June 30, 2014, 2013, and 2012.

	(In Thousands)
	Three Months Ended June-14	Three Months Ended June-13	Three Months Ended June-12
Loans	$597,839	$501,074	$498,368

Daily average of outstanding loans	$591,732	$495,014	$500,515

Allowance for Loan & Lease Losses - April 1	$5,325	$5,344	$5,151
Loans Charged off:
Consumer Real Estate	66	89	53
Agricultural Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	28	44	96
Commercial and Industrial	—	—	—
Consumer & other loans	74	112	122

	168	245	271

Loan Recoveries
Consumer Real Estate	7	4	24
Agricultural Real Estate	—	—	—
Agricultural	3	3	3
Commercial Real Estate	—	—	1
Commercial and Industrial	5	41	4
Consumer & other loans	47	38	46

	62	86	78

Net Charge Offs	106	159	193
Provision for loan loss	444	112	78

Allowance for Loan & Lease Losses - June 30	$5,663	$5,297	$5,036
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30	186	187	141

Total Allowance for Credit Losses - June 30	$5,849	$5,484	$5,177

Ratio of net charge-offs to average Loans outstanding	0.02%	0.03%	0.04%

Ratio of Allowance for Loan Loss to Nonperforming Loans	426.89%	114.93%	102.93%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents activities for the allowance for loan losses by loan type for six months ended June 30, 2014, 2013, and 2012.

	(In Thousands)
	Six Months Ended June-14	Six Months Ended June-13	Six Months Ended June-12
Loans	$597,839	$501,074	$498,368

Daily average of outstanding loans	$580,469	$489,831	$496,242

Allowance for Loan & Lease Losses - January 1	$5,194	$5,224	$5,091
Loans Charged off:
Consumer Real Estate	130	100	93
Agricultural Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	229	64	97
Commercial and Industrial	—	—	—
Consumer & other loans	175	198	208

	534	362	398

Loan Recoveries
Consumer Real Estate	17	9	30
Agricultural Real Estate	—	—	—
Agricultural	3	4	10
Commercial Real Estate	3	—	2
Commercial and Industrial	10	56	18
Consumer & other loans	98	87	77

	131	156	137

Net Charge Offs	403	206	261
Provision for loan loss	872	279	206

Allowance for Loan & Lease Losses - June 30	$5,663	$5,297	$5,036
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30	186	187	141

Total Allowance for Credit Losses - June 30	$5,849	$5,484	$5,177

Ratio of net charge-offs to average Loans outstanding	0.07%	0.04%	0.05%

Ratio of Allowance for Loan Loss to Nonperforming Loans	426.85%	114.93%	102.93%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for six months ended June 30, 2014 and June 30, 2013.

	(In Thousands)		(In Thousands)
	June-2014		June-2013
	Amount	% of Porfolio	Amount	% of Porfolio
Balance at End of Period Applicable To:
Consumer Real Estate	$569	16.03	$361	15.56
Agricultural Real Estate	125	7.99	115	7.13
Agricultural	316	10.60	277	11.04
Commercial Real Estate	1,887	44.48	1,460	42.95
Commercial and Industrial	1,468	16.44	2,138	18.76
Consumer, Overdrafts and other loans	290	3.76	266	3.94
Unallocated	1,008	0.70	680	0.62

Allowance for Loan & Lease Losses	5,663		5,297
Off Balance Sheet Commitments	186		187

Total Allowance for Credit Losses	$5,849		$5,484

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to 0.22% currently. June 2014 decreased slightly to the new low though any percentage under 1% is considered low. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, growth of the last year the write down of uncollectable credits in a timely manner and the new loan.

Non-interest Income

Overall, noninterest income for first half 2014 was $940 thousand below the same time period of 2013. As has been expected, revenue from gains on sales of loans, investment securities and other assets owned diminished compared to prior periods. The Bank was able to capitalize on those opportunities; however, current increases in the long term market rates has slowed the progress. All categories of noninterest income decreased as compared to first half 2013. The Bank does not expect a significant change in the opportunity for gains for the remainder of 2014.

$29.3 million in sales of investment securities were conducted in the first half 2014 to fund loan growth and capture some additional revenue. The sales resulted in a gain of $302 thousand. First half 2013 had sales of $38.4 million resulting in gains of $598 thousand. The difference between 2014 and 2013 sales was the utilization of the funds. 2014 went to fund loan growth while 2013 was reinvested in securities.

This does not mean that some avenues were not available for improvement. With the percentage of core deposits, specifically checking accounts, increasing throughout the Bank’s market area, debit card usage was higher. Corresponding interchange income increased to over $500 thousand for the quarter, outperforming second quarter 2013 by $128 thousand.

Overdraft and return check fees were lower by $108.6 thousand in comparing the periods, even though the number of accounts increased by almost 2 thousand.

The Bank is in the early stages of implementing new (while revamping older) products and services to capture additional revenue. More importantly, to also add value to our customer experience and meet new service demands.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For 2014, mortgage servicing rights caused a net $27 thousand more in expense than for first half 2013. The carrying value is well below the market value of $3.2 million which indicates any large expense to fund the valuation allowance to be unlikely in 2014.

	(In Thousands)
	2014	2013
Beginning Balance, January 1	$2,066	$2,063
Capitalized Additions	123	241
Amortization	(166)	(257)

Ending Balance, June 30	2,023	2,047
Valuation Allowance	—	—

Mortgage Servicing Rights, net June 30	$2,023	$2,047

Loss on sale of other assets owned was lower by $68 thousand as of second quarter end 2014 as compared to same period 2013. This represents a lower expense or an improvement in non-interest income for the period. This line item includes losses from sales of assets, losses from write-downs to the Bank’s OREO and losses resulting from the loss or disposal of fixed assets, though the fixed asset impact is inconsequential. Holdings in ORE decreased to $1.5 million as of June 30, 2014 compared to holdings of $1.8 million as of June 30. 2013. Activity on sales of ORE has been strong in 2014 with eleven sales compared to the same number of sales in first half 2013 and the Bank expects this to continue throughout the remainder of 2014. The volume of the sales was higher during 2014 than 2013 by $251 thousand. The Bank also wrote down the value on four properties due to updated appraisals and expects holdings to decrease even further.

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

The following chart presents other comprehensive income for the three months ending June 30, 2014 and June 30, 2013.

	(In Thousands)
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net Unrealized gain (loss) on available-for-sale securities	$1,464	$(8,267)
Less reclassification adjustment for gain on sale of available-for-sale securities	180	(819)

Net Unrealized gain (loss)	1,284	(7,448)
Tax Effect	(437)	2,532

Other comprehensive income (loss)	$847	$(4,916)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following chart presents other comprehensive income for the six months ending June 30, 2014 and June 30, 2013.

	(In Thousands)
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net Unrealized gain (loss) on available-for-sale securities	$563	$(9,182)
Less reclassification adjustment for gain on sale of available-for-sale securities	302	(598)

Net Unrealized gain (loss) on	261	(8,584)
Tax Effect	(89)	2,918

Other comprehensive income (loss)	$172	$(5,666)

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2014 was $295 thousand higher than for the same period of 2013. Salaries and wages were $194 thousand higher 2014 compared to 2013 for the same six month time frame. The number of full time equivalent employees increased from 251 as of June 30, 2013 to 255 as of June 30, 2014. 2014’s numbers include the addition of two offices.

Medical costs show only a $14.5 thousand decrease in comparing year-to-date 2014 to 2013. The Bank instituted a change to how a HSA contribution per employee was given. Instead of depositing all at once at the start of the year as was done in 2013, the contribution is distributed through the year. The Bank also switched medical providers at yearend 2013, which resulted in claims which would have normally been covered in 2014 being expensed in 2013. Health insurance costs have increased for the Bank in 2014, though it is not clearly evident in looking at the line items.

The incentive accrual for 2014 and 2013 is almost equivalent, differing by less than $500. This is due to the net incomes of the Bank for the periods on which the incentive is calculated are almost equivalent, differing by under $150 thousand. The Bank continues to reward employees for performance and the accrual reflects this.

A decrease occurred of $91 thousand in the amortization expense of mortgage servicing rights. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. Of the sales and originations shown in the cash flow, $12.4 million were originated and $13.0 million sold from the 1-4 family portfolio which had mortgage servicing rights attached. These were down from $29.8 million in originations and $31.6 million in sales from the same portfolio as of second quarter 2013. Therefore, amortization expense from refinancing activity would be expected to be lower, which it is.

Other general and administrative expenses were higher during the six months for 2014 by $127 thousand; as compared to the same six months 2013. The amortization expense of the core deposit intangible was $83.7 thousand higher in 2014 than in 2013 due to the Custar office acquisition in December 2013. General legal fees were $54.2 thousand higher in first half 2014 as compared to same time frame of 2013. Legal fees as related to collection of problem loans were down $121.2 thousand in the same comparison. Improvement in past dues, nonaccruals, ORE and troubled loans were behind the lower expense. Other expenses related to these areas were also down $168. thousand from the previous year.

Additional decreases in general and administrative noninterest expense were lower taxes for the State of Ohio as a revised tax code became effective in 2014, resulting in a Company savings of $119.6 thousand for the first half on a consolidated basis. An adjustment for force placed property insurance that was over expensed resulted in a one-time decrease for general insurance expense in 2014.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Another increase in the line item general and administrative expense is in NSF checks and other losses stemming from the Bank’s deposit accounts. In comparing the second quarter of 2014 to 2013, the increase amounted to $61.4 thousand more expense in 2014. This represents an area of great concern to the Bank as the failures of other organizations to protect customer’s information hurts the Bank’s bottom line. This exposure to risk continues to increase as our society adopts and utilizes more technology than ever before.

Overall non-interest expense was $295 thousand higher in 2014 than in 2013. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was down $143 thousand for the six months ended June 30, 2014, compared to the same period of 2013. The improvement in asset quality that has occurred over the last two years along with lower loan balances enabled the Company to have low levels of provision expense until third quarter 2013. Provision was increased during the quarter due to charge-offs and loan growth and was $593 thousand higher than 2013 on a comparable year-to-date. This coupled with the decreases in both gains on sale of investments; and gains on sales of loans are the largest factors behind the decrease.

The importance of a higher loan to asset percentage was evidenced by the improvement in interest income and yield. With the decrease in noninterest income, it becomes essential that the Bank continue to build on the growth in loans the last half of 2014. The ability to fund that loan growth with a growth in core deposits is another strength of the Company which should continue with the addition of new offices.

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

Comparison of Results of Operations for the quarters ended June 30, 2014 and June 30, 2013.

The largest fluctuations in the balance sheet for the second quarter 2014 from first quarter 2014 were caused by the changes in the asset structure. Cash balances and the investment portfolio decreased by $31.6 million as they were used to fund net loan growth of $14.6 million and replace deposit run-off of $29.2 million. The same change in composition exists in comparing June 30, 2014 to June 30, 2013 with larger differences: Cash and securities down $73.2 million, net loans up $96.4 million. Deposits are up $13.5 million in 2014 due to the addition of the two offices in second half 2013.

The increase in average loan balances in second quarter 2014 as compared to second quarter 2013 correlates to the increase of $888 thousand in loan interest income for the same quarter comparison. Taking into account the lower average balances of securities and therefore lower interest income from those, overall interest income remained higher by $538 thousand in quarter comparisons. Though the average deposit balances were higher in second quarter 2014, interest expense was lower by $174 thousand. Overall net interest income for the quarter was $752 thousand higher than the same quarter last year.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The improvement in net interest income for second quarter 2014 as compared to second quarter 2013 was sufficient enough to offset the decrease in noninterest income and the increase in noninterest expense to compile a $52 thousand improvement in net income for 2014. The improvement in net interest income offset a larger loan provision expense of $332 thousand, a decrease of $242 thousand in noninterest income and an increase of $253 thousand in noninterest expense. The loan provision expense for the quarter ended June 30, 2014 was to fund a higher ALLL for the loan growth that also occurred during the period. Net charge-offs for second quarter 2014 were lower by $37.5 thousand than second quarter 2013’s $104.7 thousand.

Two additional offices were operating during the second quarter of 2014 as compared to second quarter 2013. One office was accretive to earnings as it was an acquisition in fourth quarter 2013 and the other was close to breakeven after a year of operation. Continued growth in these offices will benefit the Bank’s bottom line through the remainder of 2014. As loan growth continues, the small increase in net income for this quarter comparison should expand and bring the year-to-date comparison of 2014 closer to or surpass 2013. However, the second half of 2014 will be impacted by the addition of another brick and mortar office. The increased profitability due to loan growth will be tempered by the expense of the additional office.

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

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate
3.52%	6.45%	Rising	3.00%	32,187	7.34%
3.49%	5.80%	Rising	2.00%	31,710	5.75%
3.39%	2.53%	Rising	1.00%	30,676	2.30%
3.30%	0.00%	Flat	0.00%	29,986	0.00%
3.01%	-8.76%	Falling	-1.00%	27,540	-8.16%
2.79%	-15.63%	Falling	-2.00%	25,704	-14.28%
2.53%	-23.40%	Falling	-3.00%	23,665	-21.08%

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

The shock chart currently shows a tightening in net interest margin over the next twelve months in a decreasing rate environment while an improvement is forecasted in a rising rate environment. Due to the length and existence of such a low rate environment, the model does not predict expansion of net income margin in any falling category. Cost of funds are below 0.75% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. The positive impact in a rising rate environment is partially caused by a large core deposit base that should not reprice as quickly as the assets. The average duration of the majority of the assets is outside the 12 month shock period. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as updated data is compiled. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company cannot remain stagnant in its choices. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended June 30, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2014 to 4/30/2014	—	—	—	195,930
5/1/2014 to 5/31/2014	15,000	$24.45	15,000	180,930
6/1/2014 to 6/30/2014	4,500	$24.75	4,500	176,430

Total	19,500	$24.52	19,500	176,430

(1)	The Company purchased shares in the market pursuant to a stock repurchase program publicly announced on January 18, 2014. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 18, 2014 and December 31, 2014.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification -CEO

31.2	Rule 13-a-14(a) Certification -CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date:	July 28, 2014	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date:	July 28, 2014	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO