Form 10-Q
period 2014-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2014-10-29
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,627,848
Class	Outstanding as of October 29, 2014

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

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary

	Condensed Consolidated Balance Sheets
	(in thousands of dollars)
	September 30, 2014	December 31, 2013

Assets
Cash and due from banks	$12,058	$15,376
Interest bearing deposits with banks	4,899	2,889
Federal Funds Sold	322	998

Total cash and cash equivalents	17,279	19,263

Securities - available-for-sale	253,119	324,509
Other Securities, at cost	3,717	4,216
Loans, net	602,688	570,919
Bank premises and equipment	20,293	18,709
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,019	2,066
Other Real Estate Owned	1,264	2,091
Accrued interest and other assets	20,788	20,091

Total Assets	$925,241	$965,938

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$120,103	$110,452
Interest-bearing
NOW accounts	204,919	215,185
Savings	214,607	214,467
Time	205,277	236,360

Total deposits	744,906	776,464

Federal funds purchased and securities sold under agreement to repurchase	62,219	69,756
FHLB Advances	—	4,500
Dividend payable	965	967
Accrued expenses and other liabilities	5,129	5,911

Total liabilities	813,219	857,598

Commitments and Contingencies

Stockholders’ Equity
Common stock - No par value - authorized 6,500,000 shares; issued & outstanding 5,200,000 shares	12,677	12,677
Treasury Stock - 572,152 shares 2014, 561,562 shares 2013	(11,916)	(11,611)
Unearned Stock Awards - 33,900 shares 2014, 31,530 shares 2013	(772)	(642)
Retained earnings	112,059	107,910
Accumulated other comprehensive income (loss)	(26)	6

Total stockholders’ equity	112,022	108,340

Total Liabilities and Stockholders’ Equity	$925,241	$965,938

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2013 Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary

	Condensed Consolidated Statement of Income & Comprehensive Income
	(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Income
Loans, including fees	$7,108	$6,244	$20,762	$18,411
Debt securities:
U.S. Treasury securities	64	64	190	189
Securities of U.S. Government Agencies	747	971	2,292	2,979
Municipalities	512	513	1,559	1,562
Dividends	36	47	119	141
Federal funds sold	3	—	4	11
Other	1	5	8	18

Total interest income	8,471	7,844	24,934	23,311
Interest Expense
Deposits	832	1,023	2,615	3,229
Federal funds purchased and securities sold under agreements to repurchase	63	62	190	184
Borrowed funds	—	44	4	133

Total interest expense	895	1,129	2,809	3,546

Net Interest Income - Before provision for loan losses	7,576	6,715	22,125	19,765
Provision for Loan Losses	282	303	1,154	582

Net Interest Income After Provision For Loan Losses	7,294	6,412	20,971	19,183
Noninterest Income
Customer service fees	1,317	1,252	3,841	3,869
Other service charges and fees	1,047	995	2,767	2,824
Net gain on sale of loans	205	176	497	978
Net gain on sale of securities - available-for-sale	192	134	494	732

Total noninterest income	2,761	2,557	7,599	8,403
Noninterest Expenses
Salaries and Wages	2,638	2,460	7,529	7,156
Pension and other employee benefits	927	819	2,492	2,273
Occupancy expense (net)	267	291	842	909
Furniture and equipment	439	350	1,232	1,057
Data processing	305	301	943	911
Franchise taxes	195	255	586	765
Net loss on sale of other assets owned	95	21	153	147
FDIC Assessment	126	146	388	406
Mortgage servicing rights amortization	92	88	258	345
Other general and administrative	1,495	1,382	4,405	4,165

Total Noninterest Expense	6,579	6,113	18,828	18,134

Income Before Federal Income Taxes	3,476	2,856	9,742	9,452
Federal Income Taxes	1,002	791	2,757	2,732

Net Income	2,474	2,065	6,985	6,720

Other Comprehensive Loss (Net of Tax):
Unrealized loss on securities, net of tax benefit of $105, $82, $16, and $3,001 respectively	(204)	(159)	(32)	(5,825)

Comprehensive Income	$2,270	$1,906	$6,953	$895

Basic Earnings Per Share	$0.54	$0.45	$1.51	$1.44

Weighted Average Shares Outstanding	4,621,298	4,682,655	4,628,429	4,682,092

Dividends Declared	$0.21	$0.20	$0.63	$0.60

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Farmers & Merchants Bancorp, Inc. and Subsidiary

	Condensed Consolidated Statements of Cash Flows
	(in thousands of dollars)
	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities
Net income	$6,985	$6,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,091	916
Amortization of securities, net	1,130	1,714
Amortization of servicing rights	258	345
Amortization of core deposit intangible	360	234
Compensation expense related to stock awards	205	202
Provision for loan loss	1,154	582
Gain on sale of loans	(497)	(978)
Originations of loans held for sale	(26,312)	(54,874)
Proceeds from sale of loans held for sale	30,391	57,957
Loss on sale of other assets	153	147
Gain on sales of securities available for sale	(494)	(732)
Change in other assets and other liabilities, net	(1,369)	(521)

Net cash provided by operating activities	13,055	11,712
Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	13,281	28,722
Sales	57,928	63,570
Purchases	—	(83,310)
Proceeds from sale of fixed assets	9	35
Additions to premises and equipment	(2,684)	(1,804)
Loan originations and principal collections, net	(36,505)	(25,783)

Net cash provided by (used in) investing activities	32,029	(18,570)
Cash Flows from Financing Activities
Net increase in deposits	(31,558)	(17,684)
Net change in short-term debt	(7,537)	10,010
Repayments of FHLB advances	(4,500)	(4,500)
Purchase of Treasury Stock	(576)	(734)
Cash dividends paid on common stock	(2,897)	(2,791)

Net cash used in financing activities	(47,068)	(15,699)

Change in Cash and Cash Equivalents	(1,984)	(22,557)
Cash and cash equivalents - Beginning of year	19,263	44,092

Cash and cash equivalents - End of period	$17,279	$21,535

Supplemental Information
Cash paid during the year for:
Interest	$2,918	$3,689

Income taxes	$2,137	$2,690

Noncash investing activities:
Transfer of loans to other real estate owned	$139	$945

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that are expected for the year ended December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

The amortization expense for the year ended December 31, 2013 was $319 thousand. Of the $480 thousand to be expensed in 2014, $360 thousand has been expensed as of September 30, 2014.

	(In Thousands)
	Knisley	Hicksville	Custar	Total
2014	$157	$156	$167	$480
2015	—	155	167	322
2016	—	155	167	322
2017	—	77	167	244
2018	—	—	167	167
Thereafter	—	—	330	330

	$157	$543	$1,165	$1,865

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$25,892	$—	$(610)	$25,282
U.S. Government agency	120,245	534	(1,823)	118,956
Mortgage-backed securities	30,773	536	(176)	31,133
State and local governments	76,248	1,864	(364)	77,748

	$253,158	$2,934	$(2,973)	$253,119

	(In Thousands)
	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$26,067	$—	$(795)	$25,272
U.S. Government agency	174,772	1,386	(3,186)	172,972
Mortgage-backed securities	44,638	728	(574)	44,792
State and local governments	79,023	2,909	(459)	81,473

	$324,500	$5,023	$(5,014)	$324,509

Investment securities will at times depreciate to an unrealized loss position. The Company utilizes the following criteria to assess whether impairment is other than temporary. No one item by itself will necessarily signal that a security should be recognized as an other than temporary impairment.

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

If the impairment is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value, thereby establishing a new cost basis. The new cost basis shall not be changed for subsequent recoveries in fair value. The amount of the write down shall be included in current earnings as a realized loss. The recovery in fair value, if any, shall be recognized in earnings when the security is sold. The table below is presented by category of security and length of time in a continuous loss position. The Company currently does not hold any securities with other than temporary impairment.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3	SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2014
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$(610)	$25,282
U.S. Government agency	(7)	5,488	(1,816)	85,088
Mortgage-backed securities	(10)	4,654	(166)	8,227
State and local governments	(234)	7,866	(130)	9,342

Total available-for-sale securities	$(251)	$18,008	$(2,722)	$127,939

	(In Thousands)
	December 31, 2013
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(795)	$25,272	$—	$—
U.S. Government agency	(2,783)	96,241	(403)	4,598
Mortgage-backed securities	(574)	23,171	—	—
State and local governments	(459)	19,594	—	—

Total available-for-sale securities	$(4,611)	$164,278	$(403)	$4,598

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality and the Company has the intent and ability to hold the securities for the foreseeable future. Additionally, the decline in value is primarily due to changes in interest rates since the securities were purchased. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses as of September 30 for each of the years presented.

	(In Thousands)
	2014	2013
Gross realized gains	$638	$735
Gross realized losses	(144)	(3)

Net realized gains	$494	$732

Tax expense related to net realized gains	$168	$249

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income. The net realized gain is included in net gain on sale of securities available-for-sale and the related tax expense is included in income tax expense in the condensed consolidated statements of income and comprehensive income.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3	SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$20,590	$20,827
After one year through five years	146,785	146,351
After five years through ten years	46,793	46,842
After ten years	8,217	7,966

Total	$222,385	$221,986
Mortgage-backed securities	30,773	31,133

Total	$253,158	$253,119

Investments with a carrying value and fair value of $176.9 million at September 30, 2014 and $205.2 million at December 31, 2013 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of September 30, 2014. Federal Home Loan Bank of Indianapolis stock which was acquired in the Knisely acquisition, completely redeemed in early 2013. The stock acquired had a five-year redemption period. The stock is carried at cost, which approximates fair value.

NOTE 4	LOANS

The Company had $678 thousand in consumer real estate loans held for sale as of September 30, 2014 as compared to $556 thousand in loans held for sale on December 31, 2013. Due to lack of materiality, these loans are included in the Consumer Real Estate loans below.

Loan balances as of September 30, 2014 and December 31, 2013:

	(In Thousands)
Loans:	September 30, 2014	December 31, 2013
Consumer real estate	$97,651	$92,438
Agricultural real estate	48,812	44,301
Agricultural	67,221	65,449
Commercial real estate	274,074	248,893
Commercial and industrial	92,926	99,498
Consumer	23,455	21,406
Industrial Development Bonds	4,854	4,358

	608,993	576,343
Less: Net deferred loan fees and costs	(389)	(230)

	608,604	576,113
Less: Allowance for loan losses	(5,916)	(5,194)

Loans - Net	$602,688	$570,919

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following is a maturity schedule by major category of loans as of September 30, 2014:

	Maturities (In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer Real Estate	$10,820	$19,204	$67,627
Agricultural Real Estate	3,558	14,253	31,001
Agricultural	39,834	23,228	4,159
Commercial Real Estate	43,036	92,764	138,274
Commercial/Industrial	55,248	31,686	5,992
Consumer	5,307	14,137	4,011
Industrial Development Bonds	2,363	340	2,151

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2014. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer Real Estate	$77,757	$19,894
Agricultural Real Estate	34,129	14,683
Agricultural	62,153	5,068
Commercial Real Estate	175,742	98,332
Commercial/Industrial	69,495	23,431
Consumer	19,191	4,264
Industrial Development Bonds	4,685	169

As of September 30, 2014 and December 31, 2013 one to four family residential mortgage loans amounting to $22.0 and $24.2 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio segment of loans as of September 30, 2014 and December 31, 2013, net of deferred fees:

	(In Thousands)
September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$576	$150	$489	$1,215	$96,436	$97,651	$—
Agricultural Real Estate	25	—	—	25	48,787	48,812	—
Agricultural	—	—	—	—	67,221	67,221	—
Commercial Real Estate	56	709	—	765	273,309	274,074	—
Commercial and Industrial	—	—	—	—	97,780	97,780	—
Consumer	60	18	5	83	22,983	23,066	—

Total	$717	$877	$494	$2,088	$606,516	$608,604	$—

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$778	$—	$234	$1,012	$91,426	$92,438	$—
Agricultural Real Estate	—	—	—	—	44,301	44,301	—
Agricultural	—	—	—	—	65,449	65,449	—
Commercial Real Estate	—	—	373	373	248,520	248,893	—
Commercial and Industrial	—	—	26	26	103,830	103,856	—
Consumer	28	2	—	30	21,146	21,176	—

Total	$806	$2	$633	$1,441	$574,672	$576,113	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2014 and December 31, 2013:

	(In Thousands)
	September 30 2014	December 31 2013

Consumer Real Estate	$568	$483
Agricultural Real Estate	—	—
Agricultural	2	—
Commercial Real Estate	709	2,436
Commercial and Industrial	350	410
Consumer	5	—

Total	$1,634	$3,329

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

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

The following table represents the risk category of loans by class based on the most recent analysis performed as of September 30, 2014 and December 31, 2013:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
September 30, 2014
1-2	$3,961	$7,964	$1,250	$212	$—
3	14,844	23,115	51,943	22,552	4,392
4	29,512	36,142	216,262	67,672	462
5	276	—	1,828	2,085	—
6	219	—	2,791	174	—
7	—	—	—	231	—
8	—	—	—	—	—

Total	$48,812	$67,221	$274,074	$92,926	$4,854

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2013
1-2	$3,764	$9,263	$1,104	$2,525	$—
3	14,588	27,212	55,060	21,610	3,869
4	25,186	28,974	182,277	72,059	489
5	729	—	4,987	2,119	—
6	34	—	5,092	758	—
7	—	—	373	427	—
8	—	—	—	—	—

Total	$44,301	$65,449	$248,893	$99,498	$4,358

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2014 and December 31, 2013.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	September 30 2014	December 31 2013
Grade
Pass	$96,961	$92,226
Special Mention (5)	—	—
Substandard (6)	552	18
Doubtful (7)	138	194

Total	$97,651	$92,438

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Performing	$3,618	$3,721	$19,421	$17,425
Nonperforming	—	—	27	30

Total	$3,618	$3,721	$19,448	$17,455

Information about impaired loans as of September 30, 2014, December 31, 2013 and September 30, 2013 are as follows:

	September 30, 2014	December 31, 2013	September 30, 2013

Impaired loans without a valuation allowance	$1,209	$924	$253

Impaired loans with a valuation allowance	477	1,516	1,308

Total impaired loans	$1,686	$2,440	$1,561

Valuation allowance related to impaired loans	$252	$516	$423
Total non-accrual loans	$1,634	$3,329	$2,908
Total loans past-due ninety days or more and still accruing	$—	$—	$—

Quarter ended average investment in impaired loans	$1,788	$2,532	$1,879

Year to date average investment in impaired loans	$1,989	$3,274	$3,521

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $824.4 thousand of its impaired loans classified as troubled debt restructured as of September 30, 2014, $861.2 thousand as of December 31, 2013 and $378.0 thousand as of September 30, 2013.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table represents three months and nine months ended September 30, 2014.

(In Thousands)
Three Months September 30, 2014	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Modified in the Last 3 Months	Recorded Investment	Recorded Investment
Ag Real Estate	—	$—	$—

		(In Thousands)
Nine Months September 30, 2014	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Modified in the Last 9 Months	Recorded Investment	Recorded Investment
Ag Real Estate	2	$153	$141

The following table represents three months and nine months ended September 30, 2013.

(In Thousands)
Three Months September 30, 2013	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Modified in the Last 3 Months	Recorded Investment	Recorded Investment
Commercial and Industrial		$—	$—

		(In Thousands)
Nine Months September 30, 2013	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Modified in the Last 9 Months	Recorded Investment	Recorded Investment
Commercial and Industrial	1	$81	$43

For the three and nine month periods ended September 30, 2014 and 2013, there were no TDRs that subsequently defaulted after modification.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

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

The following table presents loans individually evaluated for impairment by class of loans for three months ended September 30, 2014 and September 30, 2013.

	(In Thousands)
Three Months Ended September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$26	$26	$—	$26	$—
Agricultural real estate	—	—	—	94	7
Agricultural	—	—	—	—	—
Commercial real estate	709	709	—	739	—
Commercial and industrial	474	474	—	476	7
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	139	139	49	112	1
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	338	338	203	341	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$165	$165	$49	$138	$1

Agricultural real estate	$—	$—	$—	$94	$7

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$709	$709	$—	$739	$—

Commercial and industrial	$812	$812	$203	$817	$7

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
Three Months Ended September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$152	$224	$—	$224	$6
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	101	101	—	364	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	372	372	114	273	1
Agricultural real estate	88	88	9	88	—
Agricultural	—	—	—	—	—
Commercial real estate	470	717	219	514	—
Commercial and industrial	378	378	81	416	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$524	$596	$114	$497	$7

Agricultural real estate	$88	$88	$9	$88	$—

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$571	$818	$219	$878	$—

Commercial and industrial	$378	$378	$81	$416	$—

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans for nine months ended September 30, 2014 and September 30, 2013.

	(In Thousands)
Nine Months Ended September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$26	$26	$—	$38	$1
Agricultural real estate	—	—	—	125	8
Agricultural	—	—	—	—	—
Commercial real estate	709	709	—	829	9
Commercial and industrial	474	474	—	279	7
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	139	139	49	122	24
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	—	—	—	32	—
Commercial and industrial	338	338	203	564	—
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$165	$165	$49	$160	$25

Agricultural real estate	$—	$—	$—	$125	$8

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$709	$709	$—	$861	$9

Commercial and industrial	$812	$812	$203	$843	$7

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
Nine Months Ended September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Consumer real estate	$152	$224	$—	$162	$7
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	101	101	—	536	—
Commercial and industrial	—	—	—	198	—
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	372	372	114	172	4
Agricultural real estate	88	88	9	66	—
Agricultural	—	—	—	—	—
Commercial real estate	470	717	219	393	—
Commercial and industrial	378	378	81	1,940	1
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$524	$596	$114	$334	$11

Agricultural real estate	$88	$88	$9	$66	$—

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$571	$818	$219	$929	$—

Commercial and industrial	$378	$378	$81	$2,138	$1

Consumer	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013
Allowance for Loan & Lease Losses
Balance at beginning of year	$5,194	$5,224
Provision for loan loss	1,154	858
Loans charged off	(630)	(1,262)
Recoveries	198	374

Allowance for Loan & Lease Losses	$5,916	$5,194

Allowance for Unfunded Loan Commitments & Letters of Credit	$196	$163

Total Allowance for Credit Losses	$6,112	$5,357

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

Additional analysis related to the allowance for credit losses for three months ended September 30, 2014 and September 30, 2013 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total

Three Months Ended September 30, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$569	$125	$317	$1,886	$1,469	$290	$186	$1,007	$5,849
Charge Offs	—	—	—	—	—	(95)	—	—	$(95)
Recoveries	11	—	1	—	5	49	—	—	$66
Provision (Credit)	218	3	18	(54)	(149)	57	—	189	$282
Other Non-interest expense related to unfunded	—	—	—	—	—	—	10	—	$10

Ending Balance	$798	$128	$336	$1,832	$1,325	$301	$196	$1,196	$6,112

Ending balance: individually evaluated for impairment	$49	$—	$—	$—	$203	$—	$—	$—	$252
Ending balance: collectively evaluated for impairment	$749	$128	$336	$1,832	$1,122	$301	$196	$1,196	$5,860

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$97,651	$48,812	$67,221	$274,074	$97,780	$23,066	$—	$—	$608,604

Ending balance: individually evaluated for impairment	$165	$—	$—	$709	$812	$—	$—	$—	$1,686
Ending balance: collectively evaluated for impairment	$97,486	$48,812	$67,221	$273,365	$96,968	$23,066	$—	$—	$606,918

Ending balance: loans acquired with deteriorated credit quality	$527	$—	$—	$—	$—	$—	$—	$—	$527

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total

Three Months Ended September 30, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$361	$115	$277	$1,460	$2,138	$266	$187	$680	$5,484
Charge Offs	(12)	—	—	—	(513)	(122)	—	—	$(647)
Recoveries	6	—	1	—	17	53	—	—	$77
Provision (Credit)	52	(1)	4	523	(313)	76	—	(38)	$303
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(18)	—	$(18)

Ending Balance	$407	$114	$282	$1,983	$1,329	$273	$169	$642	$5,199

Ending balance: individually evaluated for impairment	$114	$9	$—	$219	$80	$—	$—	$—	$422
Ending balance: collectively evaluated for impairment	$293	$105	$282	$1,764	$1,249	$273	$169	$642	$4,777

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$79,268	$37,758	$56,752	$232,104	$96,643	$20,801	$—	$—	$523,326

Ending balance: individually evaluated for impairment	$524	$88	$—	$571	$378	$—	$—	$—	$1,561
Ending balance: collectively evaluated for impairment	$78,744	$37,670	$56,752	$231,533	$96,265	$20,801	$—	$—	$521,765

Ending balance: loans acquired with deteriorated credit quality	$539	$—	$—	$—	$—	$—	$—	$—	$539

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

Additional analysis related to the allowance for credit losses for nine months ended September 30, 2014 and September 30, 2013 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total

Nine Months Ended September 30, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357
Charge Offs	(130)	—	—	(230)	—	(270)	—	—	$(630)
Recoveries	28	—	4	3	15	148	—	—	$198
Provision (Credit)	643	(3)	6	(48)	(49)	131	—	474	$1,154
Other Non-interest expense related to unfunded	—	—	—	—	—	—	33	—	$33

Ending Balance	$798	$128	$336	$1,832	$1,325	$301	$196	$1,196	$6,112

Ending balance: individually evaluated for impairment	$49	$—	$—	$—	$203	$—	$—	$—	$252
Ending balance: collectively evaluated for impairment	$749	$128	$336	$1,832	$1,122	$301	$196	$1,196	$5,860

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$97,651	$48,812	$67,221	$274,074	$97,780	$23,066	$—	$—	$608,604

Ending balance: individually evaluated for impairment	$165	$—	$—	$709	$812	$—	$—	$—	$1,686
Ending balance: collectively evaluated for impairment	$97,486	$48,812	$67,221	$273,365	$96,968	$23,066	$—	$—	$606,918

Ending balance: loans acquired with deteriorated credit quality	$527	$—	$—	$—	$—	$—	$—	$—	$527

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total

Nine Months Ended September 30, 2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$368	$113	$290	$1,749	$2,183	$268	$162	$253	$5,386
Charge Offs	(112)	—	—	(64)	(513)	(319)	—	—	$(1,008)
Recoveries	15	—	5	1	73	139	—	—	$233
Provision (Credit)	136	1	(13)	297	(414)	185	—	389	$581
Other Non-interest expense related to unfunded	—	—	—	—	—	—	7	—	$7

Ending Balance	$407	$114	$282	$1,983	$1,329	$273	$169	$642	$5,199

Ending balance: individually evaluated for impairment	$114	$9	$—	$219	$80	$—	$—	$—	$422
Ending balance: collectively evaluated for impairment	$293	$105	$282	$1,764	$1,249	$273	$169	$642	$4,777

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$79,268	$37,758	$56,752	$232,104	$96,643	$20,801	$—	$—	$523,326

Ending balance: individually evaluated for impairment	$524	$88	$—	$571	$378	$—	$—	$—	$1,561
Ending balance: collectively evaluated for impairment	$78,744	$37,670	$56,752	$231,533	$96,265	$20,801	$—	$—	$521,765

Ending balance: loans acquired with deteriorated credit quality	$539	$—	$—	$—	$—	$—	$—	$—	$539

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF INSTRUMENTS

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

Other Securities – Available-for-sale

The carrying value of Federal Home Loan Bank stock, listed as “other securities”, approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans, net

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2014 and December 31, 2013 are reflected below.

	(In Thousands)
	September 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$17,279	$17,279	$17,279	$—	$—
Securities - available-for-sale	253,119	253,119	25,282	219,930	7,907
Other Securities	3,717	3,717	—	—	3,717
Loans, net	602,688	619,041	—	—	619,041
Interest receivable	4,210	4,210	—	—	4,210

Total Assets	$881,013	$897,366	$42,561	$219,930	$634,875

Financial Liabilities:
Interest bearing Deposits	$419,526	$419,499	$—	$—	$419,499
Non-interest bearing Deposits	120,103	120,103	—	120,103	—
Time Deposits	205,277	206,950	—	—	204,492

Total Deposits	$744,906	$746,552	$—	$120,103	$623,991

Short-term borrowings	62,219	62,219	—	—	62,219
Interest payable	197	197	—	—	197
Dividends payable	965	965	—	965	—

Total Liabilities	$808,287	$809,933	$—	$121,068	$686,407

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$19,263	$19,263	$19,263	$—	$—
Securities - available-for-sale	324,509	324,509	25,272	288,891	10,346
Other Securities	4,216	4,216	—	—	4,216
Loans, net	570,919	579,992	—	—	579,992
Interest receivable	3,694	3,694	—	—	3,694

Total Assets	$922,601	$931,674	$44,535	$288,891	$598,248

Financial Liabilities:
Interest bearing Deposits	$429,652	$429,750	$—	$—	$429,750
Non-interest bearing Deposits	110,452	110,452	—	110,452	—
Time Deposits	236,360	236,027	—	—	236,027

Total Deposits	$776,464	$776,229	$—	$110,452	$665,777

Short-term borrowings	69,756	69,756	—	—	69,756
Federal Home Loan Bank advances	4,500	4,570	—	—	4,570
Interest payable	223	223	—	—	223
Dividends payable	967	967	—	967	—

Total Liabilities	$851,910	$851,745	$—	$111,419	$740,326

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

Fair Value Measurements (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
September 30, 2014	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,282	$—	$—
U.S. Government agency		118,956	—
Mortgage-backed securities		31,133	—
State and local governments	—	69,841	7,907

Total Securities Available for Sale	$25,282	$219,930	$7,907

December 31, 2013	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,272	$—	$—
U.S. Government agency	—	172,972	—
Mortgage-backed securities	—	44,792	—
State and local governments	—	71,127	10,346

Total Securities Available for Sale	$25,272	$288,891	$10,346

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of September 30, 2014 and September 30, 2013.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2014	$8,802	$1,544	$10,346

Change in Market Value	(1,262)	(357)	(1,619)

Payments & Maturities	(820)	—	(820)

Balance at September 30, 2014	$6,720	$1,187	$7,907

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2013	$14,863	$1,545	$16,408

Change in Market Value	(497)	—	(497)

Purchases	519	—	519

Payments & Maturities	(4,388)	—	(4,388)

Balance at September 30, 2013	$10,497	$1,545	$12,042

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2014 and December 31, 2013, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

State and political subdivision securities	$7,907	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%

Impaired Loans	$1,434	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%

Other real estate owned - residential	$618	Appraisals	Discount to reflect current market	0-20%

Other real estate owned - commercial	$646	Appraisals	Discount to reflect current market	0-20%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

State and political subdivision securities	$10,346	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%

Impaired Loans	$1,924	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%

Other real estate - owned residential	$964	Appraisals	Discount to reflect current market	0-20%

Other real estate - owned commercial	$1,127	Appraisals	Discount to reflect current market	0-20%

At September 30, 2014 and December 31, 2013, impaired loans categorized as Level 3 were $1.4 and $1.9 million, respectively. The specific allocation for impaired loans was $256 and $516 thousand as of September 30, 2014 and December 31, 2013, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on September 30, 2014 and December 31, 2013:

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2014
(In Thousands)	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,434	$—	$—	$1,434

Other real estate owned residential mortgages	$618	$—	$—	$618

Other real estate owned commercial	$646	$—	$—	$646

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013
(In Thousands)	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,924	$—	$—	$1,924

Other real estate owned residential mortgages	$964	$—	$—	$964

Other real estate owned commercial	$1,127	$—	$—	$1,127

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At September 30, 2014 and December 31, 2013, the Company estimates that there is no impairment of these assets.

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

NATURE OF ACTIVITIES (Continued)

The U.S. economy continues to strengthen, but at a slow pace. After a sluggish first quarter in 2014, the economy has improved throughout the second and in the third quarter. Inclement weather was believed to have contributed to the slowness of the first quarter.

The Bank’s primary service area, Northwest Ohio and Northeast Indiana, continue to exhibit a downward trend in unemployment rates at both a local and national level. The agricultural industry is faced with lower prices and possibly lower yields. Rain was scattered in our market area during the growing season and harvest is being hampered by heavier fall rains. Strong financial performance in the previous years will aid in any possible shortfalls this year. The automotive sector showed improvement with car dealers in our marketing area presenting more profitable numbers than in prior years. Overall, business profits are improving. Loan growth occurred during the fourth quarter of 2013 and has continued through third quarter 2014 and the Bank finally surpassed the loan balances of 2012. Overall, net loan growth is $31.8 million or 5.6% over since the year ended December 31, 2013. New 1-4 family residential and construction remains weak and refinancing activity are also below the level of same period 2013.

The Bank acquired its 21st office during the fourth quarter of 2013. The office is located in Custar, Ohio, and was a natural extension of the Bank’s market area. The office provides the full range of services discussed below. Growth for the remainder of 2014 is expected in Sylvania, Ohio, where the Bank recently opened its 22nd full-service branch office.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATMs (Automated Teller Machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRAs (Individual Retirement Accounts) and HSAs (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and ACH (Automated Clearing House) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. An upgrade to the Bank’s bill pay program along with additional electronic services being offered occurred during third quarter of 2014. Changes in billing also took place during the third quarter. The Bank is also restructuring a portion of its checking portfolio with the introduction of two new offerings, “Secure” and “Pure” checking through the remainder of 2014. Some of the Bank’s older checking products will be discontinued. Secure checking incorporates identity theft protection and monitoring, Pure checking enables the depositor to offset fees by utilizing on-line statements and either of conducting debit card activity or maintaining an overall deposit relationship.

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

Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:

Commercial Real Estate – Construction, purchase, and refinance of business purpose real estate. Risks include loan amount in relation to construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in a timely fashion, and others before granting loan approval. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment.

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

The Bank’s primary market includes smaller communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of service provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. The Bank opened an office in Waterville, Lucas County, Ohio in third quarter 2013 providing growth opportunity and extension of the market area. An additional office in Wood County was opened in fourth quarter 2013. The office was added through a single office acquisition and is located in Custar, Ohio. The Bank had acquired an office location in Sylvania, Ohio. With remodeling complete, the office opened during the third quarter of 2014.

At September 30, 2014, we had 253 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 IN REVIEW Third Quarter Performance

Loan growth continued in the third quarter of 2014 and the loan portfolio attained a new high of over $600 million. This loan growth was preceded by a strong fourth quarter 2013 which included an office acquisition and increased borrowings in the commercial and agricultural real estate portfolios. This growth is important to the Company as a step in the right direction to improve its net interest income and margin.

The year of consistent loan growth spurred improvement in interest income. Interest income from loans was higher by $864 thousand when comparing third quarter 2014 to 2013. Given that the strategy was to fund loan growth from the sales of securities, interest income from the securities portfolio was down $225 thousand from the same time periods. Overall, improvement in total interest income was $627 thousand for the third quarter ending September 30, 2014 compared to third quarter ending September 30, 2013.

Expanding on the positive improvement of interest income was the decrease in cost of funds during the third quarter. Third quarter 2014 was lower by $234 thousand than third quarter 2013. The Company funded its assets with deposits, federal funds purchased and securities sold under agreements to repurchase exclusively. Third quarter 2013 in comparison also utilized borrowings from the Federal Home Loan Bank. A significant decrease in time deposit balances also contributed to the third quarter 2014 lower cost of funds.

Combining the improvements in both interest income and interest expense, net interest income was up $861 thousand in 2014 as compared to 2013 for the third quarter. The benefit of the Company’s strategy of repositioning the balance sheet and shrinking holdings was very evident in the results of the comparison of third quarter activity on net interest income.

Total allowance provision for loan losses was $21 thousand lower for the third quarter 2014 as compared to same quarter 2013. Loan growth warranted provision expense be taken in the third quarter 2014 as net charge-offs, excluding overdraft activity, were in a net recovery position. Charge-offs due to overdraft loans was $82 thousand with recoveries of $27 thousand for three months ended September 30, 2014. This compared to a net charge-off provision of $498 thousand, again excluding overdraft activity, for third quarter 2013. $92 thousand of charge-offs and $20 thousand of recoveries related to overdraft products in the same three months of 2013. In addition, overall past dues remain at historically low levels.

Adding to the improvement in net interest income was an increase in noninterest income. Gains on sales in the agricultural portfolio increased slightly in comparison to same quarter previous year, while gains on sales from the 1-4 family portfolio was down slightly. Net gain on sales of loans was therefore up $29 thousand in third quarter comparison. In fact, in comparing third quarter 2014 to third quarter 2013, 2014 outperformed 2013 in all areas of noninterest income by a total of $204 thousand. Customer service fees were positively impacted by the structural changes made to the Bank’s bill pay program. Additional services were added and the new bundle was marketed as FMeXpress. Fees were collected during each of the three months of third quarter 2014. Fees applied to both the retail and business customers of the Bank. Service charges were impacted by just one month of revenue from “Secure” and “Pure” checking in the third quarter 2014 and represented only our first conversion and consolidation of checking products. Two more waves will take place in the fourth quarter.

All rates remain low and are expected to remain low throughout 2014. In addition, economists’ predictions have extended the duration of the low rate market to exist until fourth quarter 2015. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. For third quarter 2013, the recognized gain was $134 thousand. For third quarter 2014 it was $192 thousand. Most of the securities sold were agencies maturing in a short time period. Additional sales throughout 2014 may be executed as needed to fund loan growth, which management expects to continue. The market value of the security portfolio has leveled off as evidenced by the other comprehensive loss reported on the statement of income and comprehensive income for third quarter ended September 30, 2013 and 2014 on sales of securities. Additional opportunity to sell investment securities for a gain may be limited for the remainder of 2014.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 IN REVIEW Third Quarter Performance (Continued)

For the third quarter ended September 30th, noninterest expenses were $466 thousand higher in 2014 than for 2013. An additional office was opened in Sylvania impacting salaries and furniture and equipment. Salaries and wages were also higher by $178 thousand in 2014 than 2013 due to the increase in the incentive accrual. A stronger performance in the ROA (Return On Assets) financial measure, on which the largest portion of the incentive is based, correlated to a higher provision. Health care costs continue to increase on a per employee basis as the number of full-time equivalent employees was 253 at quarter-end 2014, up from 249 at the same time for 2013. An area of disappointment in the quarter comparison in noninterest expense was net loss on sale of other assets owned, which was higher by $74 thousand from third quarter 2013. This was due to sales and write downs on Other Real Estate Owned, “OREO”.

Overall, profitability in the third quarter of 2014 was up significantly as compared to the same quarter last year. In comparisons, net income is up 20% or $409 thousand. Net interest income was up 13% over the same period in 2013. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

The Bank has been attentive to the significant final mortgage rules and additional guidance issued by the Consumer Financial Protection Bureau to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act provisions. Effective in January 2014, these rules are a game-changer which impacts the entire mortgage lending industry. The Bank continues to work toward fulfillment of applicable requirements for these new mortgage rules, as it gains further understanding of the complexities and inter-related nature of these rules while making strategic decisions, and addressing key considerations necessary for implementation of each rule. The Company is also preparing for the implementation of Basel III capital rules which will begin phase in for the Company on January 1, 2015. These rules may impact the ability of some financial institutions to pay dividends, though the Company believes itself to be able to maintain its strong capital position and not be limited in that regard. Larger institutions, which the rule was designed for, were required to begin reporting as of January 1, 2014.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES (Continued)

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as OREO. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At September 30, 2014, holdings were $1.3 million and were $2.1 million as of December 31, 2013 and $2.4 million as of September 30, 2013.

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

Inherent in most estimates is imprecision. The Bank’s ALLL provides a margin for imprecision with an unallocated portion.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of September 30, 2014 to that of December 31, 2013, the cash equivalent liquidity of the Bank has decreased by $2 million; however it is still considered strong. The stability in liquidity was facilitated by the office acquisition in the fourth quarter of 2013 of which deposits account for $29.5 million and loans only $11.4 million. During the frist nine months of 2014, net loans have increased $31.8 million even with a $10 million decrease stemming from the repayment on a line of credit by a single borrowing relationship which was expected and which happens each year at this time. The fact that loan levels increased in light of the anticipated yearly reduction is a positive factor towards future improvement to profitability.

The Company’s decrease in total assets of $40.7 million was due to lower balances within the securities portfolio of $71.4 million and FHLB borrowings of $4.5 million. This was partially offset by the increase in loans mentioned above. The Company has an unsecured borrowing capacity of $105.5 million through correspondent banks and over $75.4 million of unpledged securities which may be sold or used as collateral. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

A large fluctuation in the market value of the securities occurred during the second quarter of 2013 causing the unrealized gain position to decrease significantly. Management recognized the change in the market early and was quick to capture a portion of the gain before it fluctuated to an unrealized loss position. Currently the security portfolio is in a net unrealized loss position of $26 thousand. Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio, along with other sources of funding.

As previously stated, net loans show an increase for the nine months ended September 30, 2014, which reverses the trend in declining loan balances which the Bank had experienced all throughout fiscal year 2012 and up through the third quarter 2013. Growth occurred across the board on all loan portfolios as compared to September 30, 2013. Loan sales into the secondary market have also impacted the consumer and agricultural real estate portfolios though on a much smaller basis than in 2013. Year to date, the Bank has sold approximately $30.4 million of loans into the secondary market, while originating only $26.3 million of the loans during the same nine-month period as demonstrated in the cash flow statement for the period. The majority of the activity stemmed from within the 1-4 family portfolio. The trend of decreasing loan balances is reversed, as the following chart shows increases in 2013 and a strong upswing in 2014. The Bank is also starting to generate a positive trend of increasing loan balances after our third quarter activity when comparing to yearend. The Bank’s pipeline of loans remains strong, driven by opportunities for new relationships as business activity begins to reflect a more optimistic opinion of the economy and large financial institutions downsize certain portfolios. The Bank has also been able to further deepen our relationships and increase the dealings with some of our newer customers.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The chart below shows the breakdown of the loan portfolio by category as of September 30 for the last three years.

	(In Thousands)
	September-14 Amount	September-13 Amount	September-12 Amount
Consumer Real Estate	$97,651	$79,268	$81,041
Agricultural Real Estate	48,812	37,758	32,221
Agricultural	67,221	56,752	56,581
Commercial Real Estate	274,074	232,104	198,856
Commercial and Industrial	92,926	92,340	100,126
Consumer, Overdrafts and other loans	23,066	20,801	21,052
Industrial Development Bonds	4,854	4,303	1,427

Total Loans	$608,604	$523,326	$491,304

On a year to year comparison basis, the Commercial real estate portfolio shows the largest increase of $42.0 million in balance as of September 30, 2014 compared to September 30, 2013. Agricultural real estate shows an increase of $11.1 million. Consumer real estate showed the largest improvement in the consumer portfolios of $18.4 million. Loans increased $85.3 million as compared to the same period last year and increased $117.3 million as compared to September 30, 2012.

Overall, total assets of the Company decreased $40.7 million from December 31, 2013 to September 30, 2014.

Deposits decreased $31.6 million from yearend 2013 which correlated to the maturing and leaving of time deposits. Time deposits decreased $31.1 million during the first nine months of 2014. The Bank budgeted for this occurrence, choosing to fund loan growth with core deposit growth and investment security runoff and sales. The time deposit shrinkage helped to reduce the Bank’s cost of funds, as these are typically the most expensive type of deposit account for the Bank.

The Bank paid off $4.5 million in FHLB advances which had matured during 2014. This too has lowered the cost of funds. Securities sold under agreement to repurchase decreased $14.5 million during the first nine months of 2014 as compared to yearend.

Capital increased $3.7 million during the first nine months of 2014, as earnings exceeded dividend declarations. Accumulated other comprehensive income (loss) decreased $32 thousand which encompassed the shift of $494 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid year-to-date were $106 thousand higher than the same period last year with a one cent increase per share per quarter being the reason.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	12.00%
Tier I Leverage Ratio	11.43%
Risk Based Capital Tier I	15.80%
Total Risk Based Capital	16.68%
Stockholders’ Equity/Total Assets	12.11%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for nine month periods ended September 30, 2014 and 2013.

Improvement in net interest income of $2.3 million occurred for the first three quarters 2014 over the same period 2013, with improvement seen in both parts of the equation, with interest income up $1.6 million over September 30, 2013 and interest expense down $737 thousand. The higher balance in interest and fees from loans was generated from the increase loan balances of fourth quarter 2013 and each of the first three quarter 2014. The reverse was seen in the noninterest arena where noninterest income was lower by $810 thousand in the first nine months of 2014 as compared to the first nine months of 2013 and noninterest expense was $688 thousand higher. Noninterest income for 2014 was impacted in all areas driven primarily by (i) a decrease in the gain on sale of securities of $421 thousand, (ii) a $481 thousand decrease on gain of sale of loans and (iii) lower levels of collection of other service charge and fees by $57 thousand.

Net interest income after the provision for loan loss expense for the nine months ended September 30, 2014 was up $1.8 million from the nine month period ended September 30, 2013. The provision for loan loss expense was approximately $572 thousand higher than same period 2013. The provision was needed for loan growth and replacement for the net charge-offs of $299.8 thousand that occurred during the period and was based on Management’s quarterly analysis of the adequacy of the allowance for loan losses.

Noninterest expense was higher by $694 thousand in comparison largely due to the addition of the Waterville and Custar offices in late 2013. In addition, an office located in Sylvania, Ohio was opened during the third quarter 2014. The number of full time equivalent employees was 249 as of September 30, 2013 compared to 253 as of September 30, 2014.

The low balances in past dues, nonaccruals, OREO and troubled loans, all contributed to lower levels of expense in legal fees as related to collections along with appraisal expense. A change to the calculation of Ohio state tax was also favorable for the Company in 2014.

Overall, the performance for the year-to-date comparison had a higher bottom line income of $265 thousand caused by the increased net interest income. It is a reversal of the previous quarter of 2014 when it was lower on the same time periods of year-to-date 2013.

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

Interest Income

Annualized interest income and yield on earning assets is up 30 basis points in 2014 as compared to September 30, 2013. While the average total earning assets were lower by 1% or $11.2 million than the prior year, the increase in interest income resulted primarily from the increased growth of the Company’s loan portfolios, up $92.4 million in average balances. As the table that follows confirms, the increase in the amount of the interest earning portfolios from loans caused a higher September 2014 earnings in loans, than the decrease in securities and caused higher combined yields. The increased volume in the loan portfolio also offset the loss in interest income due to rate changes. The security portfolio will continue to be utilized to fund loan growth. Prepayment speeds remain high on mortgage-backed securities, though these may slow as the Bank’s refinancing activity has slowed and long term rates inch higher.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Rates on the loan portfolio are lower as compared to the previous year due to the change in the composition of the overall portfolio. An emphasis on building spreads and margins on existing loans remains intact. Funding the loans with excess security holdings has been beneficial in the third quarter of 2014. Overall loans are up on average $92.4 million and the security portfolio down $91.5 million on average from the previous year.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	September 30, 2014		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2014	September 30, 2013
Loans	$587,049	$20,762	4.72%	5.00%
Taxable Investment Securities	199,936	2,786	1.86%	1.58%
Tax-exempt Investment Securities	67,376	1,374	4.12%	4.35%
Fed Funds Sold & Interest Bearing Deposits	7,378	12	0.22%	0.19%

Total Interest Earning Assets	$861,739	$24,934	3.97%	3.69%

Change in September 30, 2014 Interest Income Compared to September 30, 2013

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$2,351	$3,272	$(921)
Taxable Investment Securities	(725)	(1,333)	608
Tax-exempt Investment Securities	12	129	(117)
Fed Funds Sold & Interest Bearing Deposits	(15)	(20)	5

Total Interest Earning Assets	$1,623	$2,048	$(425)

Interest Expense

Interest expense continued to be lower than the comparable nine months of 2013. Interest expense related to deposits was down $614 thousand while the average interest-bearing deposit balance decreased by $1.7 million in comparing the balances of each nine month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-nine months. However, depositors continue to place more funds in shorter term deposits while they wait for rates to rise or move funds elsewhere. KASASA Cash and Saver along with HSA’s helped to increase the savings average deposit balances by $34.3 million.

Interest on borrowed funds was $129 thousand lower for the nine month period ended September 30, 2014 than 2013. All borrowings from Federal Home Loan Bank were paid off during 2013 and 2014, making the average balance in other borrowed money considerably lower by $7.1 million in 2014 in comparison. Thus the largest decrease in cost of funds for other borrowed money was due to the decreased volume which also impacted the rate of the remaining borrowings portfolio. During the first quarter of 2014, all borrowings from the FHLB were paid off. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had a larger average balance in 2014 of $8.8 million of whose cost was offset by lower rates making the fluctuation cost a minimal $6 thousand.

Asset yield increased 30 basis points while cost of funds decreased 14 basis points. The main focus is to continue to increase asset yield by using excess cash and the liquidation of lower yielding investments to fund loan growth. Borrowings may be utilized if the cost thereof is lower than cost of new deposit generation or the loss on sales of securities.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	September 30, 2014		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	September 30, 2014	September 30, 2013
Savings Deposits	$431,948	$1,082	0.33%	0.38%
Other Time Deposits	219,986	1,533	0.93%	1.10%
Other Borrowed Money	194	4	2.75%	2.42%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	61,405	190	0.41%	0.46%

Total Interest Bearing Liabilities	$713,533	$2,809	0.52%	0.66%

Change in September 30, 2014 Interest Expense Compared to September 30, 2013

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$(36)	$86	$(122)
Other Time Deposits	(578)	(251)	(327)
Other Borrowed Money	(129)	(147)	18
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	6	27	(21)

Total Interest Bearing Liabilities	$(737)	$(285)	$(452)

Net Interest Income

Net interest income is higher in the nine month comparison, which is the opposite position as yearend 2013’s comparison to yearend 2012. The issue of earning less per earning asset dollar was reversed as evidenced by a 40 basis point higher net interest margin ratio when comparing year-to-date 2014 to 2013. The tables above demonstrate that the improvements in net interest income are primarily a result of a continued shift in balance sheet composition, with the benefits of the shift to higher yielding assets continuing to be hampered by the extended low rate environment.

Management expects the current interest rate environment to continue to further hamper the Company’s progress on improving interest margins throughout the remainder of the fiscal year. As a result, interest income, in comparison to 2013, should increase throughout the remainder of the year assuming the continuing generation of loan growth. The Bank continues to attempt to add spread on renewing loans while loan growth is needed to improve the overall numbers. Interest expense on time deposits may start to show an increase as depositors begin to transition back into longer-term deposits. The portfolio has very limited potential for large fluctuations in rates due to the duration of this low rate environment. Should rates begin to rise; the challenge will be to delay the upward pricing of deposits in order to allow the Bank to generate a greater spread from the increased yield on its earning assets.

	September 30, 2014	September 30, 2013
Interest/Dividend income/yield	3.97%	3.69%
Interest Expense / yield	0.52%	0.66%

Net Interest Spread	3.45%	3.03%

Net Interest Margin	3.53%	3.13%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense

Provision expense taken for loan loss was $572 thousand higher for the nine months ended September 30, 2014 as compared to the same 2013 period. Loan growth throughout 2014 warranted the increased provision to the loan loss reserve. With an over 16% loan growth rate the last twelve months, the Company recognizes some time will need to pass for these loans to season. The prudent action was to reserve for growth, which is higher than any of the historical periods used in the ALLL calculations. The balance in nonaccrual loans decreased $1.3 million along with a slight increase of $125 thousand in impaired loan balances as of September 30, 2014 as compared to the balances as of September 30, 2013. The overall loan portfolio was also $85.3 million higher as of September 30, 2014 compared to September 30, 2013. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts on the following page will show for 2013 and 2012, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period. The first three quarters of 2014 had a larger net charge-off position than compared to the same period for fiscal year 2012, although net charge-offs were lower than in the same period in 2013.

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

The Bank has recognized a slight increase in the overall balance of impaired loans when looking at September 2014 compared to September 2013. A positive factor can be seen in the decrease in the current average balance for the nine months during 2014 as compared to same period 2013 of $1.5 million. This is due mainly to the collection of principal from the sale of collateral from borrowers and continual collection of payments on these borrowers classified as impaired.

The Bank had $824.4 thousand of its impaired loans classified as TDR as of September 30, 2014. One new TDR impaired relationship with two individual loans was added during the first quarter without any additional in the second and third quarter. When combined with pay downs, the change resulted in $754 thousand less in impaired balances and the specific allocation balance was decreased by $264 thousand as compared to yearend 2013.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

discloses how much of the ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate. Commercial real estate loans accounted for the largest component of charge-offs and consumer loan activity has accounted for the largest component of recoveries through third quarter 2014 as compared to 2013. As was mentioned in previous discussion, the commercial real estate portfolio is currently having a major impact on the ALLL, both through charge-off activity and due to growth of balances.

The following table presents activities for the allowance for loan losses by loan type for three months ended September 30, 2014, 2013, and 2012.

	(In Thousands)
	Three Months Ended September-14	Three Months Ended September-13	Three Months Ended September-12
Loans	$608,604	$523,326	$491,304

Daily average of outstanding loans	$599,995	$504,063	$492,125

Allowance for Loan & Lease Losses - July 1	$5,663	$5,297	$5,036
Loans Charged off:
Consumer Real Estate	—	12	92
Agricultural Real Estate	—	—	—
Agricultural	—	—	6
Commercial Real Estate	—	—	—
Commercial and Industrial	—	513	—
Consumer & other loans	95	122	142

	95	647	240

Loan Recoveries
Consumer Real Estate	11	5	23
Agricultural Real Estate	—	1	—
Agricultural	1	1	1
Commercial Real Estate	—	—	3
Commercial and Industrial	5	17	5
Consumer & other loans	49	53	71

	66	77	103

Net Charge Offs	29	570	137
Provision for loan loss	282	303	235

Allowance for Loan & Lease Losses - September 30	$5,916	$5,030	$5,134
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30	196	169	149

Total Allowance for Credit Losses - September 30	$6,112	$5,199	$5,283

Ratio of net charge-offs to average Loans outstanding	0.00%	0.11%	0.03%

Ratio of Allowance for Loan Loss to Nonperforming Loans	362.07%	173.00%	97.62%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents activities for the allowance for loan losses by loan type for nine months ended September 30, 2014, 2013, and 2012.

	Nine Months Ended September-14	Nine Months Ended September-13	Nine Months Ended September-12
Loans	$608,604	$523,326	$491,304

Daily average of outstanding loans	$587,049	$494,627	$494,860

Allowance for Loan & Lease Losses - January 1
Loans Charged off:	$5,194	$5,224	$5,091

Consumer Real Estate	130	112	185
Agricultural Real Estate	—	—	—
Agricultural	—	—	6
Commercial Real Estate	230	64	—
Commercial and Industrial	—	512	97
Consumer & other loans	270	320	351

Loan Recoveries	$630	$1,008	$639

Consumer Real Estate	28	15	53
Agricultural Real Estate	—	—	—
Agricultural	4	5	11
Commercial Real Estate	3	1	5
Commercial and Industrial	15	71	23
Consumer & other loans	148	140	148

	$198	$232	$240

Net Charge Offs	$432	$776	$399
Provision for loan loss	$1,154	$582	$442
Acquisition provision for loan loss	$—	$—	$—

Allowance for Loan & Lease Losses - September 30	$5,916	$5,030	$5,134
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30	$196	$169	$149

Total Allowance for Credit Losses - September 30	$6,112	$5,199	$5,283

Ratio of net charge-offs to average Loans outstanding	0.07%	0.16%	0.08%

Ratio of the Allowance for Loan Loss to Nonperforming Loans*	362.07%	173.00%	97.61%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for nine months ended September 30, 2014 and September 30, 2013.

	(In Thousands)		(In Thousands)
	September-2014		September-2013
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$798	0.82	$407	0.51
Agricultural Real Estate	128	0.26	114	0.30
Agricultural	336	0.50	282	0.50
Commercial Real Estate	1,832	0.67	1,983	0.85
Commercial and Industrial	1,325	1.43	1,329	1.44
Consumer, Overdrafts and other loans	301	1.30	273	1.31
Unallocated	1,196	0.20	642	0.12

Allowance for Loan & Lease Losses	5,916		5,030
Off Balance Sheet Commitments	196		169

Total Allowance for Credit Losses	$6,112		$5,199

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January to 0.22% which was a new low as of June 30, 2014. September 2014 increased slightly to 0.34% though any percentage under 1% is considered low. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, growth of the last year the write down of uncollectable credits in a timely manner and the new loan.

Non-interest Income

Overall, noninterest income for nine months 2014 was $804 thousand below the same time period of 2013. As has been expected, revenue from gains on sales of loans and investment securities diminished compared to prior periods. The Bank was able to capitalize on those opportunities; however, current increases in the long term market rates has slowed the progress. All categories of noninterest income decreased as compared to year-to-date 2013. The Bank does not expect a significant change in the opportunity for gains for the remainder of 2014.

$57.9 million in sales of investment securities were conducted so far in 2014 to fund loan growth and capture some additional revenue. The sales resulted in a gain of $494 thousand. The same time period 2013 had sales of $63.6 million resulting in gains of $732 thousand. The difference between 2014 and 2013 sales was the utilization of the funds. 2014 went to fund loan growth while 2013 was reinvested in securities.

This does not mean that some avenues were not available for improvement. With the percentage of core deposits, specifically checking accounts, increasing throughout the Bank’s market area, debit card usage was higher. Corresponding interchange income increased to over $588 thousand for the quarter, outperforming year-to-date 2013 by $194 thousand.

Overdraft and return check fees were lower by $76 thousand in comparing the periods, even though the number of accounts has increased.

The Bank is in the early stages of implementing new (while revamping older) products and services to capture additional revenue. More importantly, to also add value to our customer experience and meet new service demands.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For 2014, mortgage servicing rights caused a net $68 thousand more in expense than for nine months 2013. The carrying value is well below the market value of $3.1 million which indicates any large expense to fund the valuation allowance to be unlikely in 2014.

	(In Thousands)
	2014	2013
Beginning Balance, January 1	$2,066	$2,063
Capitalized Additions	211	366
Amortization	(258)	(345)

Ending Balance, September 30	2,019	2,084
Valuation Allowance	—	—

Mortgage Servicing Rights, net September 30	$2,019	$2,084

The movement of income from comprehensive income (loss) to realized gain on sale of securities is disclosed in the table to follow. Since the Company classifies its entire investment portfolio, with the exception of stock, as available for sale, the majority of any gain/loss on the sale is a direct shift of funds from unrealized gain to realized gain. Since the purchase of additional or replacement securities occurs at the same time, those new securities immediately impact the other comprehensive loss.

The following chart presents other comprehensive income for the three months ending September 30, 2014 and September 30, 2013.

	(In Thousands)
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Net Unrealized loss on available-for-sale securities	$(117)	$(107)
Less reclassification adjustment for gain on sale of available-for-sale securities	192	134

Net Unrealized loss	(309)	(241)

Tax Effect	105	82

Other comprehensive income (loss)	$(204)	$(159)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following chart presents other comprehensive income for the nine months ending September 30, 2014 and September 30, 2013.

	(In Thousands)
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net Unrealized gain (loss) on available-for-sale securities	$446	$(8,094)
Less reclassification adjustment for gain on sale of available-for-sale securities	494	732

Net Unrealized gain (loss) on	(48)	(8,826)

Tax Effect	16	3,001

Other comprehensive income (loss)	$(32)	$(5,825)

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2014 was $694 thousand higher than for the same period of 2013. Salaries and wages were $373 thousand higher 2014 compared to 2013 for the same nine month time frame. The number of full time equivalent employees increased from 249 as of September 30, 2013 to 253 as of September 30, 2014. 2014’s numbers include the addition of three offices.

Medical costs show only an $86 thousand increase in comparing year-to-date 2014 to 2013. The Bank instituted a change to how a HSA contribution per employee was given. Instead of depositing all at once at the start of the year as was done in 2013, the contribution is distributed through the year. The Bank also switched medical providers at yearend 2013, which resulted in claims which would have normally been covered in 2014 being expensed in 2013. Health insurance costs have increased for the Bank in 2014, more than is evident in looking at the line items.

The incentive accrual for 2014 and 2013 differs by $121.8 thousand. This is due to the net income of the Bank for the periods on which the incentive is calculated are almost equivalent, differing by $265 thousand. 2014 is higher in net income, number of employees and incentive expense. The Bank continues to reward employees for performance and the accrual reflects this.

Loss on sale of other assets owned was higher by $6 thousand as of third quarter end 2014 as compared to same period 2013. This line item includes losses from sales of assets, losses from write-downs to the Bank’s OREO and losses resulting from the loss or disposal of fixed assets, though the fixed asset impact is inconsequential. Holdings in OREO decreased to $1.3 million as of September 30, 2014 compared to holdings of $2.4 million as of September 30. 2013. Activity on sales of OREO has been strong in 2014 with thirteen sales, matching the same number of sales in nine months 2013 and the Bank expects this to continue throughout the remainder of 2014. The volume of the sales was higher during 2014 than 2013 by $365 thousand. The Bank also wrote down the value on eight properties due to updated appraisals and expects holdings to decrease even further.

A decrease occurred of $87 thousand in the amortization expense of mortgage servicing rights. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. Of the sales and originations shown in the cash flow, $21.4 million were originated and $21.3 million sold from the 1-4 family portfolio which had mortgage servicing rights attached. These were down from $40.5 million in originations and $42.2 million in sales from the same portfolio as of third quarter 2013. Therefore, amortization expense from refinancing activity would be expected to be lower, which it is.

Other general and administrative expenses were higher during the nine months for 2014 by $240 thousand; as compared to the same nine months 2013. The amortization expense of the core deposit intangible was $126 thousand higher in 2014 than in 2013 due to the Custar office acquisition in December 2013. Legal fees as related to collection of problem loans were down $174.7 thousand in the same comparison. Improvement in past dues, nonaccruals, ORE and troubled loans were behind the lower expense. Other expenses related to these areas were also down $93 thousand from the previous year. Consulting fees were up $84 thousand as additional vendors were utilized in the new product projects.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Losses caused by the security breaches and misuse of checking products were $72.8 thousand higher in the three quarters of 2014 as compared to three quarters of 2013. This represents an area of great concern to the Bank as the failures of other organizations to protect customer’s information hurts the Bank’s bottom line. This exposure to risk continues to increase as our society adopts and utilizes more technology than ever before.

Additional decreases in general and administrative noninterest expense were lower taxes for the State of Ohio as a revised tax code became effective in 2014, resulting in a Company savings of $179.5 thousand for the year-to-date on a consolidated basis. An adjustment for force placed property insurance that was over expensed resulted in a one-time decrease for general insurance expense in 2014.

Overall non-interest expense was $694 thousand higher in 2014 than in 2013. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was up $265 thousand for the nine months ended September 30, 2014, compared to the same period of 2013. The importance of a higher loan to asset percentage was evidenced by the improvement in interest income and yield. With the decrease in noninterest income, it becomes essential that the Bank continue to build on the growth in loans. The ability to fund that loan growth with a growth in core deposits is another strength of the Company which should continue with the addition of new offices.

The Bank also has the ability to borrow funds or sell securities and best of all, the option to choose which source correlates to be the most profitable.

The Company is positioned for improvement in the net interest margin while rates remain low, provided there is an increase in loan demand. It will be a challenge to maintain the margin once short term rates begin to rise. However, the Bank remains focused on improving the asset yield through improved asset quality and added spread to prime on variable and adjustable rate loans. As with the rest of the banking industry, the Company is also limited from achieving higher profitability by the cost of increased regulatory requirements such as Regulation E, Dodd-Frank Wall Street Reform and Consumer Protection Act and any other additional regulations that may be enacted going forward and their corresponding cost of compliance. The Company will continue to seek to enhance existing products and services to increase revenue, improve efficiency and increase customer satisfaction. The Company expects the newer offices to stimulate additional growth and profitability.

Overall, the Bank is working to offset the probable loss of noninterest income streaming from sales by increasing the loan balances. Possible improvement in the net interest margin appears attainable with the loan increases shown in the quarterly comparisons. The addition of new deposit products will help to increase the service charge revenue and/or interchange revenue from increased debit card transactions.

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

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate

3.62%	9.73%	Rising	3.00%	33,286	10.65%
3.57%	8.15%	Rising	2.00%	32,525	8.13%
3.43%	4.00%	Rising	1.00%	31,183	3.66%
3.30%	0.00%	Flat	0.00%	30,081	0.00%
3.02%	-8.60%	Falling	-1.00%	27,507	-8.57%
2.79%	-15.40%	Falling	-2.00%	25,589	-14.93%
2.55%	-22.72%	Falling	-3.00%	23,558	-21.69%

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

The shock chart currently shows a tightening in net interest margin over the next twelve months in a decreasing rate environment while an improvement is forecasted in a rising rate environment. Due to the length and existence of such a low rate environment, the model does not predict expansion of net income margin in any falling category. Cost of funds are below 0.50% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. The positive impact in a rising rate environment is partially caused by a large core deposit base that should not reprice as quickly as the assets. The average duration of the majority of the assets is outside the 12 month shock period. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as updated data is compiled. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company cannot remain stagnant in its choices. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended September 30, 2014 (1).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2014 to 7/31/2014	—	—	—	176,430

8/1/2014 to 8/31/2014	—	—	—	176,430

9/1/2014 to 9/30/2014	—	—	—	176,430

Total	—	—	—	176,430

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 18, 2014. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 18, 2014 and December 31, 2014.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

PART II	OTHER INFORMATION (Continued)

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification -CEO

31.2	Rule 13-a-14(a) Certification -CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date:	October 29, 2014	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date:	October 29, 2014	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO