Form 10-K
period 2014-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2015-02-25
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $113,061,326.

As of February 25, 2015, the Registrant had 5,200,000 shares of common stock issued of which 4,627,338 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

Signatures		98

Exhibit 21	Subsidiaries of Farmers & Merchants Bancorp, Inc.

Exhibit 31.	Certifications Under Section 302

Exhibit 32.	Certifications Under Section 906

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

**	The following materials from Farmers & Merchants Bancorp, Inc. on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Total Pages:	98

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

PART 1.

ITEM 1. BUSINESS

General

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in 1985 and elected to become a financial holding company under the Federal Reserve in 2014. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a community bank operating in Northwest Ohio since 1897. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.

For a discussion of the general development of the Company’s business throughout 2014, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2014 in Review”.

Nature of Activities

The local economies of Northwest Ohio and Northeast Indiana continued to improve throughout 2014. Business profits increased in the markets served by the Company. While prices on agricultural crops reduced, our farm customers were still able to realize stable profits through their use of crop insurance hedges, and securing prices and cost early in the year. Overall, the local economy is gaining momentum heading into 2015.

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

The Bank’s underwriting policies, exercised through established procedures, facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been to avoid promoting innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid loan. Hybrid loans are loans that start as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also retains the servicing on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by these agencies. The Bank’s policies focus on initiating mainly qualified mortgages.

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

Industrial Development Bonds (IDB): Funds for public improvements in the Bank’s service area. Repayment ability is based on the continuance of the taxation revenue as the source of repayment.

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

Equipment:

New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value

Restaurant equipment up to 35% of market value

Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value

We also provide checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, ATM’s (automated teller machines) are provided at our Ohio offices in Archbold, Wauseon, Stryker, West Unity, Bryan, Delta, Napoleon, Montpelier, Swanton, Defiance, Hicksville, Perrysburg, Waterville, Custar, and Sylvania along with ones at our Auburn and Angola, Indiana offices. Two ATM’s are located at Sauder Woodworking Co., Inc., a major employer in Archbold. Additional locations in Ohio are at Northwest State Community College, Archbold; Community Hospitals of Williams County, Bryan; Fairlawn Haven Wyse Commons, Archbold; R&H Restaurant, Fayette; Delta Eagles, Sauder Village, Archbold; Fulton County Health Center, Wauseon; downtown Defiance; and a mobile trailer ATM. In Indiana, four additional remote ATM’s are located at St. Joe; at Kaiser’s Supermarket and Therma-Tru in Butler; and at DeKalb Memorial Hospital in Auburn.

F&M Investment Services, the brokerage department of the Bank, opened for business in April, 1999. Securities are offered through Raymond James Financial Services, Inc.

In December of 2014, the Company became a financial holding company within the meaning of the Bank Holding Company Act of 1956 as amended, in order to provide the flexibility to take advantage of the expanded powers available to a financial holding company under the Act. Our subsidiary bank is in turn regulated and examined by the Ohio Division of Financial Institutions, and the Federal Deposit Insurance Corporation. The activities of our bank subsidiary are also subject to other federal and state laws and regulations. The Company also formed a Captive insurance company in December 2014. The Captive is located in Nevada and regulated by the State of Nevada Division of Insurance. To enable the formation of the Captive, the Company’s status was changed to a financial holding company from a bank holding company.

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, and Wood. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. During 2013, the Bank opened an office in Waterville, Ohio and closed on a purchase in December of an office in Custar, Ohio. Both offices are a natural extension of the market area in Lucas and Wood counties that the Bank services. In the summer of 2014, the Bank opened an office in Sylvania, Ohio also situated in Lucas County.

At December 31, 2014, we had 260 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

Supervision and Regulation

General

The Company is a corporation organized under the laws of the State of Ohio. The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities. The supervision, regulation and examination to which the Company and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of shareholders.

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and its subsidiary are subject are discussed below, along with certain regulatory matters concerning the Company and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiaries.

Regulatory Agencies

The Company is a financial holding company and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) pursuant to the Bank Holding Company Act of 1956, as amended. As a financial holding company, the Company is still subject to all the bank holding company regulations.

The Bank is an Ohio chartered commercial bank. It is subject to regulation and examination by both the Ohio Division of Financial Institutions (ODFI) and the Federal Deposit Insurance Corporation (FDIC).

The Captive is an insurance company incorporated in Nevada and regulated by the State of Nevada, Division of Insurance.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2013 and 2014 are summarized in the table included in Note 14 to the consolidated financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the banks or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2014 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

•	General QM loan must meet the QM product feature requirements and have total monthly debt-to-income ratio of 43% or less.

•	Temporary QM loans qualify for purchase or guarantee by a government sponsored enterprise, such as Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac), or is eligible to insured or guaranteed by a federal housing agency such as the Federal Housing Administration (FHA), the U.S. Department of Veterans Affairs (VA), the U.S. Department of Agriculture (USDA), or the Rural Housing Service. These loans must be underwritten using the required guidelines of the government sponsored entity or federal housing agency. The 43% debt-to-income ratio threshold does not apply to these loans.

•	Mortgage Servicing Rules – Loan servicing has become a key focus, especially when loan workouts and modifications are involved. New Mortgage Servicing Rules effective in January 2014 implement new provisions regarding servicing standards. These new standards seek to ensure similar borrowers who default or become delinquent are treated in a similar, consistent manner. Two separate rules contain mortgage servicing provisions found in the Real Estate Settlement Procedures Act (RESPA) and the Truth in Lending Act (TILA). These final mortgage servicing rules address administration of a loan post- closing and ensure adequate levels of service. The Bank presently services 5,000 or fewer mortgage loans which it owns or originated and is considered a Small Servicer and is exempt from certain parts of the Mortgage Servicing Rules. The mortgage servicing rules for the following matters are applicable to the Bank’s servicing operations: 1) adjustable rate mortgage interest rate adjustment notices; 2) prompt payment crediting and payoff statements; 3) limits on force-placed insurance; 4) responses to written information requests and complaints of errors; 5) loss mitigation with regard to the first notice or filing for a foreclosure and no foreclosure proceedings if a borrower is performing pursuant to the terms of a loss mitigate agreement.

•	Higher-Priced Mortgage Loan (“HPML”) Escrow Requirements – New final rules amended existing requirements applicable to “higher-priced mortgage loan” became effective on June 1, 2013. A mortgage loan cannot be extended if secured by a first lien on a borrower’s principal dwelling unless an escrow account is established for real estate taxes and homeowners insurance or other mortgage-related insurance. A mortgage loan secured by a borrower’s principal dwelling is a HPML if the Annual Percentage Rate (APR) exceeds the Average Prime Offer Rate (APOR) by 1.5% for first lien loans, 2.5% for first lien jumbo loans (new), and 3.5% for subordinate-lien loans. The final rules: implemented Dodd-Frank Act provisions and created a new section in the Truth in Lending Act – Regulation Z; established a higher rate threshold for first lien jumbo loans; and increased the time period for which an escrow account is required from one year to five years.

•	Appraisal Rules for Higher-Priced Mortgage Loans (HPMLs) – New final rules established under TILA implemented provisions regarding appraisals for “higher-priced mortgages” that meet certain specified standards. If a HPML is a QM, it is exempt from the HPML Appraisal Rules. Otherwise, creditors can continue to make higher-priced mortgage loans if the following conditions are met:

•	The creditor obtains a written appraisal;

•	The appraisal is performed by a certified or licensed appraiser;

•	The appraiser conducts a physical property visit of the interior of the property;

•	At application, the applicant is provided a notice regarding the purpose of the appraisal, that the creditor will provide the applicant a copy of the appraisal, and that the applicant may choose to have a separate appraisal conducted at their expense; and

•	The creditor provides the consumer with a free copy of any written appraisals obtained for the loan transaction at least three business days before closing.

•	Providing Appraisals and Valuations – New final rules implemented under the Dodd-Frank Act made changes to the Equal Credit Opportunity Act (ECOA). The amendments require creditors to provide loan applicants with: (1) free copies of appraisals/valuations for loan applications to be secured by a first lien on a dwelling; and 2) a new notice regarding their right to receive a copy of the appraisal/valuation at no additional cost. Copies of the appraisal/valuation must be provided to the applicants no later than three business days before loan closing.

•	Loan Originator Compensation Rules – These final rules provided clarification to existing loan –originator compensation rules effective in April 2011 and further implemented Dodd-Frank Act requirements and restrictions. Existing loan originator compensation rules prohibited dual compensation, as well as compensation based on a term of a transaction or a proxy for a transaction term. The Bureau’s final rules provided further amendments and guidance regarding the following:

•	Revision to the definition of Mortgage Loan Originators (MLOs),

•	New guidance on the definition of compensation,

•	Restrictions and tests for profits-based compensation,

•	New qualification standards for registered MLOs,

•	Required use of a MLO’s NMLSR unique identifier on the loan application, note, and mortgage,

•	Requirements for written policies and procedures to monitor compliance, and

•	Established recordkeeping requirements.

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

Beginning in 2015, the Company and Bank will be required to measure capital adequacy using Basel III accounting. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules will be overseen by the Federal Reserve, the FDIC and the OCC. Reporting under the new rules will begin with the March 2015 quarterly filings.

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

Please see the Consolidated Financial Statements provided under Part II, Item 8 of this Form 10-K for information regarding the Company’s revenues from external customers, profits, and total assets for and as of, respectively, the fiscal year ended December 31, 2013 and 2014.

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

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” Over the last few years, the Bank, along with most other financial institutions, has experienced a “margin squeeze” as drastic interest rate decreases have made it difficult to maintain a more favorable net interest spread. During 2014, the Bank’s margin and spread began to improve slightly even though the rate environment remained low and flat. Maturities of higher rate deposits aided the decrease in cost of funds. This widening of the margin directly correlated to the improvement of the Bank’s loan to asset ratio.

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

Attraction and Retention of Key Personnel

Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be adversely affected.

A key component of employee retention is providing a fair compensation base combined with the opportunity for additional compensation for above average performance. In this regard, the Company and the Bank use two incentive programs. The Company uses a stock award program to recognize and incent officers of the Bank. Under the long-term incentive compensation plan, restricted stock awards may be granted to officers. The amount of shares to be granted each year is determined by the Board Compensation Committee and may vary each year in its amount of shares and the number of recipients. The Compensation Committee determines the number of shares to be awarded overall and to the Chief Executive Officer (“CEO”) specifically. The CEO then makes recommendations to the committee as to the recipients of the remaining shares. The full Board of Directors approves the action of the Committee. Since the plan’s inception in 2005, all granted stock awards have utilized a three year cliff vesting feature. This is viewed as a retention aid as the awards may be forfeited should an officer leave employment during the vesting period.

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

Officers, other than executive, receive incentive pay based on additional criterion. The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals. Officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. An average of three to four goals was given to each officer in 2014. Officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

Limited Trading Market

The Company moved its shares of stock to a new OTC Markets Group trading platform. Our stock is traded on the OTC-QX platform. The Company’s trading symbol is “FMAO”.

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

The Bank occupies an Operations Center at 620 S. Clyde’s Way in Archbold, Ohio to accommodate our growth over the years. The bank owns a parking lot in downtown Montpelier which is provided for community use. The bank owns a property at 204 Washington Street, St Joe, Indiana at which an ATM is located.

The Bank owns all of its office locations, with the exception of Angola, Indiana. The Angola office location is leased.

Current locations of retail banking services are:

Office	Location

Archbold, Ohio	1313 S Defiance Street

Wauseon, Ohio	1130 N Shoop Avenue 119 N Fulton Street

Stryker, Ohio	300 S Defiance Street

West Unity, Ohio	200 W Jackson Street

Bryan, Ohio	929 E High Street 1000 S Main Street

Delta, Ohio	101 Main Street

Montpelier, Ohio	1150 E Main Street

Napoleon, Ohio	2255 Scott Street

Swanton, Ohio	7 Turtle Creek Circle

Defiance, Ohio	1175 Hotel Drive

Perrysburg, Ohio	7001 Lighthouse Way

Butler, Indiana	200 S Broadway

Auburn, Indiana	403 Erie Pass

Angola, Indiana	2310 N Wayne Street

Hicksville, Ohio	100 N Main Street

Waterville, Ohio	8720 Waterville-Swanton Road

Custar, Ohio	22973 Defiance Pike

Sylvania, Ohio	5830 Monroe Street

All but one of the above locations has drive-up service facilities and an ATM. The Captive operates from leased office space at 101 Convention Center Dr., Suite 850, Las Vegas, NV 89109.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company or its subsidiaries, to which we are a party or of which any of our properties are the subject.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company moved its shares of stock to a new OTC Markets Group trading platform. Our stock is traded on the OTC-QX platform. OTC Markets Group developed the new market specifically for community banks. The new market is intended to help community banks improve liquidity by increasing the trading volume of their shares.

There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

Stock Prices 2014
Quarter	Low	High
1st	$22.10	$25.39
2nd	23.20	26.00
3rd	24.50	26.25
4th	25.00	27.00

Stock Prices 2013
Quarter	Low	High
1st	$19.90	$22.50
2nd	21.00	22.25
3rd	21.25	22.48
4th	20.00	22.75

The Company utilizes Computershare as its transfer agent.

As of January 30, 2015 there were 1,878 record holders of our common stock of which 26.40% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2014. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2009 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

	2009	2010	2011	2012	2013	2014
FMAO	100.00	114.77	116.73	136.46	154.04	187.87
NASDAQ - COMPOSITE	100.00	117.99	117.08	137.8	192.78	221.15
NASDAQ-BANK INDEX	100.00	114.01	102.08	121.01	171.00	179.23

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2014 and 2013 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2014	$0.21	$0.21	$0.21	$0.21	$0.84
2013	$0.20	$0.20	$0.20	$0.21	$0.81

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

Dividends declared during 2014 were $0.84 per share totaling $3.86 million, 3.85% higher than 2013 declared dividends of $0.81 per share. During 2014, the Company repurchased 23,750 shares and awarded 13,250 shares to 61 employees and 780 shares were forfeited under its long term incentive plan. At year end, 2014, the Company held 572,662 shares in Treasury stock and 33,390 in unearned stock awards.

Dividends declared during 2013 were $0.81 per share totaling $3.76 million, 3.85% higher than 2012 declared dividends of $0.78 per share. During 2013, the Company purchased 56,000 shares and awarded 11,000 restricted shares to 53 employees under its long term incentive plan. 620 shares were forfeited during 2013. At yearend 2013, the Company held 561,562 shares in Treasury stock.

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

	2014	2013
Primary Ratio	12.29%	11.38%
Tier I Leverage Ratio	11.70%	10.88%
Risk Based Capital Tier I	15.79%	15.53%
Total Risk Based Capital	16.68%	16.34%
Stockholders’ Equity/Total Assets	12.16%	11.22%

On January 16, 2015, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 16, 2015 and ending December 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Share Repurchase Authorization
10/1/2014 to 10/31/2014	—	—	23,750	176,430
11/1/2014 to 11/30/2014	—	—	23,750	176,430
12/1/2014 to 12/31/2014	—	—	23,750	176,430

Total	—	—	23,750	176,430	(1)

(1)	The Company purchased shares in the market pursuant to stock repurchase program publicly announced on January 17, 2014. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 17, 2014 and December 31, 2014. No shares were repurchased in the fourth quarter. In total for 2014, 23,750 shares were repurchased.

Reclassification

Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform with the 2014 presentation.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	(In Thousands, except share data)
	2014	2013	2012	2011	2010
Summary of Income:
Interest income	$33,453	$31,428	$33,273	$36,660	$39,893
Interest expense	3,716	4,604	6,250	8,156	10,863

Net Interest Income	29,737	26,824	27,023	28,504	29,030
Provision for loan losses	1,191	858	738	1,715	5,325

Net interest income after provision for loan loss	28,546	25,966	26,285	26,789	23,705
Other income (expense), net	(15,029)	(13,363)	(12,593)	(15,382)	(14,342)

Net income before income taxes	13,517	12,603	13,692	11,407	9,363
Income taxes	3,871	3,596	3,904	2,893	2,382

Net income	$9,646	$9,007	$9,788	$8,514	$6,981

Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$2.08	$1.93	$2.08	$1.82	$1.48

Dividends	$0.84	$0.81	$0.78	$0.76	$0.73

Weighted average number of shares outstanding	4,628,178	4,676,547	4,695,876	4,689,021	4,721,235

*	Based on weighted average number of shares outstanding

	(In Thousands)
	2014	2013	2012	2011	2010
Total assets	$941,213	$965,938	$946,660	$922,993	$906,363
Loans	616,021	570,919	496,178	501,124	521,883
Total Deposits	762,560	776,464	763,252	739,382	724,513
Stockholders’ equity	114,493	108,340	110,239	105,091	94,403
Key Ratios
Return on average equity	8.72%	8.28%	9.08%	8.56%	7.38%
Return on average assets	1.02%	0.96%	1.05%	0.93%	0.80%
Loans to deposits	80.78%	73.53%	65.01%	67.78%	72.03%
Capital to assets	12.16%	11.22%	11.65%	11.39%	10.42%
Dividend payout	40.04%	41.69%	37.15%	41.85%	49.33%

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

2014 in Review

Profitability improved in 2014 due to the increased loan balances and repositioning of the balance sheet. The asset size of the Company decreased as loan growth was funded by sales and maturities of investments. Liabilities also decreased as borrowings and time deposits matured and were not replaced or renewed. These factors enabled the net interest income to improve as well as the net interest margin. Higher net interest income is the largest contributor to the bottom line for 2014, an increase of $2.9 million over 2013 or 10.9% higher.

The increased profitability of 2013 and 2012 resulted primarily from the improvement in noninterest income. 2012 and 2013’s performances were bolstered by the gains on sales of real estate loans and securities. These were a smaller part of the performance of 2014. The long duration of the low rate environment limited the refinance activity in 2014.

An additional office was opened in Sylvania, Ohio during the second half of 2014. This brings the number of our full service offices to twenty-one along with a drive-up window at our operation center. The Sylvania office will negatively impact the earnings in the next couple of years only slightly while having the potential to be very profitable thereafter. The Company expects to continue its strategy to grow the number of locations in the foreseeable future. The acquisition of the Custar office at the end of 2013 also contributed to the improved profitability as 2014 included a full year of revenue from this office. Unlike Sylvania, this office was accretive to earnings upon its opening since a customer base already existed. This also indicates that the additional growth potential of Sylvania will not be matched in Custar. Balance sheet growth from activity in 2013 is expected to come from the new office opened in Waterville, Ohio. This office has the same future earnings potential and current production costs as the Sylvania office.

A deposit strategy to revamp the Bank’s deposit mix was begun in the later part of 2014. The strategy included offering a new product line to checking and discontinuing some of the older products. An emphasis is on realigning our products to provide value to our depositors while building revenue or decreasing costs to the Bank. Secure checking and FM eXpress were two of the revamped or new offerings. The focus remains on growing core deposits and allowing higher cost time deposits to run off. The success of this strategy is evidenced by the growth in core deposits along with increased debit card activity, on-line statement usage and lower cost of funds.

While rates remain low, short-term rates are expected to raise slightly the second half of 2015. The slope of the yield curve has enabled the Company to continue to sell investment securities with shorter term maturities and recognize a gain without compromising the yield. In prior years, the proceeds were mainly reinvested in the security portfolio while 2014’s proceeds were used to fund loan growth. For 2014, the recognized gain was $494 thousand, which was lower than 2013’s $775 thousand and 2012’s $852 thousand. Most of the securities sold were agencies. The Bank was able to continue to capitalize on the steepness of the yield curve. The market value of the security portfolio has increased as evidenced by the comprehensive income reported on the income statement. The Company will continue to look for opportunities to utilize the investment portfolio to fund loan growth.

Net income was up 7.1% compared to 2013 and was down just 1.5% compared to 2012. The Company has done an exceptional job of recognizing opportunities to provide services and products that the low rate environment made possible. A commitment to improve asset quality over the years also benefited the Company during the period of 2012 through 2014. These opportunities are further discussed in the Material Changes in Results of Operations. The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue while providing additional channels through which to serve our customers and maintain our high level of customer satisfaction.

Material Changes in Results of Operations

Net Interest Income

The discussion now centers on the individual line items of the consolidated statement of income and their effect on the bottom line. This section will focus on the most traditional source of revenue contributing to the profitability of the Company, net interest income.

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

Overall, we began to see an increase in the net interest margin and spread starting the fourth quarter of 2013 and the expansion continued throughout 2014. The net interest margin increased over 2013 by 48 basis points and the spread by 49. This was a reversal of a tightening trend of previous years. The net interest margin decreased by 6 basis points, and the net interest spread decreased by 3 basis points in comparing 2013 to 2012. This tightening was significantly smaller than the corresponding decrease of 26 basis points in margin and 24 basis points in spread during 2012 as compared to 2011. Short term rates remained flat throughout 2012, 2013, and 2014 and long term rates lowered during the year 2012 and inched upward in 2013 and remained relatively flat in 2014.

The size of the Company decreased overall as did the earning assets in both average and actual during 2014. The earnings, however, increased along with the yield as compared to 2013. The earnings were over $2 million higher and the yield 39 basis points higher for 2014 as compared to 2013. The largest increase in balances and interest income was in the loan portfolio. The growth in the balances earned an amount higher at $3.7 million, than the $575 thousand given up due to lower yields on the portfolio as compared to 2013. The remaining interest earning line items made up of investment securities and the more liquid federal funds sold and bank deposits had lower earnings than in 2013. Lower average balances, with the exception of tax-exempt investment securities, were the cause as the balances decreased to fund loan growth. The improvement in interest earnings from loan growth far outweighed the decreased earnings in the remaining earning assets.

Before switching to the interest expense discussion, a quick review of 2013 and 2012’s interest income will be summarized. 2014 was a reversal to the trends of previous years with its significant loan growth and higher interest earnings. During 2013 and 2012 the Company experienced compression on the yield of earning assets.

During 2013, earning assets increased during the year in actual and average balance. The interest collected on the earning assets decreased; with the yield decreasing for both 2013 and 2012 as compared to 2012 and 2011 in most portfolios. The largest decrease in yield occurred in the loans. 2012 was hampered by negative loan growth, lower variable loan repricing and overall loan refinancing. 2013’s loan growth occurred mainly in commercial real estate which pushed lower yields along with variable repricing continuing to price down. Investment securities had lower yields due to the large amount of calls on government sponsored agencies and the lower yield on new purchases. The portfolio decreased $3.1 million in average during 2013 as compared to 2012, reversing the 2012 average growth of $38.2 million over 2011 average balances. It was not unusual for a called security to be replaced with a new security with a yield lower by 50 basis points or more. Overall, this portfolio’s yield was 7 basis points lower in 2013 than in 2012, preceded by a 23 basis points drop in 2012 as compared to 2011.

Loans, which have the highest earning asset yield, increased on average by $14.4 million from 2012 to 2013 while decreasing $11.4 million on average between 2011 and 2012. The overall change in yield in the loan portfolio for 2013 and 2012 was due mainly to the change in rate. Given that the loan portfolio represented only 57.5% of the earning assets in 2013 as compared to 56% in 2012, it stands to reason that the overall asset yield decreased in every year since 2010 until 2014. Coupling this with the growth in earning assets being lower yielding investments in securities and Federal Funds Sold and interest bearing bank balances during 2012 and late in the year in loans during 2013, the overall yield on earning assets decreased 24 basis points as compared to 2012, lower than the 50 basis points yield decreased in 2012 as compared to 2011. The higher ratio of loans to earning assets of 1.5% corresponded to a smaller decrease in the overall asset yield of 26 basis points between 2013 and 2012. This emphasizes how important and how significant an impact an increase in loan balances had on the Bank’s profitability. Loan growth remains a focus and priority for 2015.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities. It is on this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must funding costs in order to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations.

With respect to interest expense, a decrease in the cost is apparent for 2014 as compared to both 2013 and 2012. Fortunately, for 2014, both the interest factors of the net interest margin ratio improved to raise the margin by 48 basis points over 2013. Unfortunately, in the other years presented, the asset yield decreased more than funding costs. As a result, both the net interest margin and spread decreased for both those periods as compared to 2011.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. All portfolios decreased in interest expense in comparing 2014 to 2013 and 2013 to 2012 with the exception of a slight increase in Fed Funds Sold under agreement to repurchase in 2013 and 2014 of $6 thousand. Time deposits and other borrowed money both decreased in cost and balances during all three years presented. The Bank borrowed funds from the Federal Home Loan Bank in the first quarter of 2010, to lock in lower rates to replace maturities coming due in the second through fourth quarter of the year. The Bank did not borrow any additional funds in 2011 through 2013, and the cost of those funds was again lower in 2013 since the associated expense of the matured advances was gone for a full year. The Bank paid off $4.5, $7.1 and $5.1 million of FHLB borrowings during 2014, 2013 and 2012 respectively. The average balance of other borrowed money was lower by $6.5, $8.6 and $10.1 million at December 31, 2014, 2013 and 2012, respectively.

The following tables present net interest income, interest spread and net interest margin for the three years 2012 through 2014, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The tables show the corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax adjusted to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

The percentage of interest earning assets to total assets decreased to 90.6% in 2014 from 2013 and 2012’s 94.0%. Noninterest earning assets increased during 2014 by $31.4 million as the earning credit rates paid by our correspondent banks were higher than the interest rates. The Bank switched those accounts to noninterest bearing to save costs which resulted in a lower percentage of interest earning assets.

The deposit strategy implemented during 2014 to alter the deposit mix and introduce new products resulted in lower interest bearing liabilities. In average balances, 2014 had $41.3 million less than 2013 in interest bearing liabilities. “Secure” and “Pure” checking were the main launches. Secure offered ID Protect along with credit score monitoring (reporting the score quarterly and providing notification of any access occurring) for a monthly charge. Pure provided depositors options to reduce or eliminate fees through modification of usage or having a total deposit relationship over a specified amount. The majority of the new offered accounts were noninterest bearing which caused the reduction in interest bearing liabilities. Time deposits also continued to run off reducing in average balance during 2014 by approximately $36.1 million as compared to 2013. The average cost of deposits also decreased 10 basis points, aided by the decrease in time deposits and payoff of all other borrowed money during 2014. The average cost of funds for 2014 was ..55%, the average cost in 2013 for interest bearing liabilities was .65% compared to .86% in 2012.

In 2013, the largest fluctuation in the cost of funds was in the other borrowed money, which decreased by 39 basis points. Advances from Federal Home Loan Bank were allowed to run off without replacement. The cost on savings deposits decreased 16 basis points while expense related to time deposits decreased 18 basis points. The Bank has focused on increasing its core deposit base to lessen the dependency on more expensive time deposits. The Bank has also attempted to increase the duration of the time deposits; however, customers have maintained a short-term, twelve month focus.

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

[Remainder of this page intentionally left blank.]

	2014
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans	$581,483	$28,070	4.83%
Taxable investment securities	189,003	3,570	1.89%
Tax-exempt investment securities	65,520	1,794	4.15%
Federal funds sold & interest bearing deposits	8,992	19	0.21%

Total Interest Earning Assets	844,998	$33,453	4.07%

Non-Interest Earning Assets:
Cash and cash equivalents	23,634
Other assets	64,595

Total Assets	$933,227

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$394,690	$1,449	0.37%
Other time deposits	214,680	2,009	0.94%
Other borrowed money	158	4	2.53%
Federal funds purchased and securities sold under agreement to repurchase	60,989	254	0.42%

Total Interest Bearing Liabilities	670,517	$3,716	0.55%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	152,155
Other	(2,703)

Total Liabilities	819,969

Shareholders’ Equity	113,258

Total Liabilities and Shareholders’ Equity	$933,227

Interest/Dividend income/yield		$33,453	4.07%
Interest Expense / yield		3,716	0.55%

Net Interest Spread		$29,737	3.52%

Net Interest Margin			3.63%

	2013
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans	$507,126	$24,978	4.93%
Taxable investment securities	287,736	4,597	1.60%
Tax-exempt investment securities	64,355	1,819	4.28%
Federal funds sold & interest bearing deposits	22,243	34	0.15%

Total Interest Earning Assets	881,460	$31,428	3.68%

Non-Interest Earning Assets:
Cash and cash equivalents	17,691
Other assets	39,107

Total Assets	$938,258

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$400,071	$1,475	0.37%
Other time deposits	250,737	2,718	1.08%
Other borrowed money	6,690	163	2.44%
Federal funds purchased and securities sold under agreement to repurchase	54,312	248	0.46%

Total Interest Bearing Liabilities	711,810	$4,604	0.65%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	109,804
Other	7,895

Total Liabilities	829,509

Shareholders’ Equity	108,749

Total Liabilities and Shareholders’ Equity	$938,258

Interest/Dividend income/yield		$31,428	3.68%
Interest Expense / yield		4,604	0.65%

Net Interest Spread		$26,824	3.03%

Net Interest Margin			3.15%

	2012
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans	$492,697	$26,489	5.41%
Taxable investment securities	289,864	4,802	1.66%
Tax-exempt investment securities	65,330	1,936	4.49%
Federal funds sold & interest bearing deposits	32,068	46	0.14%

Total Interest Earning Assets	879,959	$33,273	3.92%

Non-Interest Earning Assets:
Cash and cash equivalents	16,814
Other assets	39,342

Total Assets	$936,115

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$372,997	$1,982	0.53%
Other time deposits	285,214	3,592	1.26%
Other borrowed money	15,333	434	2.83%
Federal funds purchased and securities sold under agreement to repurchase	54,776	242	0.44%

Total Interest Bearing Liabilities	728,320	$6,250	0.86%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	88,588
Other	11,458

Total Liabilities	828,366

Shareholders’ Equity	107,749

Total Liabilities and Shareholders’ Equity	$936,115

Interest/Dividend income/yield		$33,273	3.92%
Interest Expense / yield		$6,250	0.86%

Net Interest Spread		$27,023	3.06%

Net Interest Margin			3.21%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2014 vs 2013
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$3,092	$3,667	$(575)
Taxable investment securities	(1,027)	(1,577)	550
Tax-exempt investment securities	(25)	50	(75)
Federal funds sold & interest bearing deposits	(15)	(20)	5

Total Interest Earning Assets	$2,025	$2,120	$(95)

Interest Bearing Liabilities:
Savings deposits	$(26)	$(20)	$(6)
Other time deposits	(709)	(391)	(318)
Other borrowed money	(159)	(159)	—
Federal funds purchased and securities sold under agreement to repurchase	6	30	(24)

Total Interest Bearing Liabilities	$(888)	$(540)	$(348)

	2013 vs 2012
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$(1,511)	$781	$(2,292)
Taxable investment securities	(205)	(35)	(170)
Tax-exempt investment securities	(117)	(44)	(73)
Federal funds sold & interest bearing deposits	(12)	(14)	2

Total Interest Earning Assets	$(1,845)	$688	$(2,533)

Interest Bearing Liabilities:
Savings deposits	$(507)	$144	$(651)
Other time deposits	(874)	(434)	(440)
Other borrowed money	(271)	(245)	(26)
Federal funds purchased and securities sold under agreement to repurchase	6	6	—

Total Interest Bearing Liabilities	$(1,646)	$(529)	$(1,117)

As mentioned in the discussion earlier, in reviewing the 2014 to 2013, the change in volume is the main driver for the improved ratio which is opposite of the change between 2013 to 2012 where an impact in change due to volume is evident; however the largest impact was due to rate. The strategy since 2010 is to extend the maturities of time deposit “specials” to over 24 months to prepare for rising rates. The other strategy employed since 2011 was to increase core deposits by offering innovative products focused on customer needs, such as higher interest rates and fraud notification. In exchange for these accounts, customers were asked to utilize services that benefited both the Bank and themselves. Smaller time deposit rate shoppers had an option to perhaps change their behavior of banking or allow those deposits to run off. The new core deposit products were indeed embraced by our customers and have helped to attain the deposit portfolio mix sought by the Bank.

Non-Interest Income

The discussion now turns to the noninterest activity of 2014 operations, beginning with the revenue portion. In comparing line items of the consolidated statement of income for years ended 2012 through 2014, it can be seen where the Company has been spending its time and the impact of the recession and slow recovery. This section will focus on the significant noninterest items that impacted the operations of the Company.

The Company has concerns with the increased costs associated with regulatory compliance such as the possible loss of revenue from new regulations stemming from the Dodd-Frank Act. History has proven the concern is justified. One area of revenue impacted was overdraft fees. Updated Regulation E guidelines were implemented on August 15, 2010 and the Bank has ended each year since with a lower revenue stream. This has occurred in spite of the addition of the new offices since 2010. At year-end 2012 and 2013, the number of checking accounts again increased along with the balances; however average collected overdraft fees per account decreased as compared to 2011. In the last two years, 2013 and 2014, checking balances have increased while average revenue per account continued to decline. Overdraft fees in 2014 accounted for $2.5 million in noninterest income and $2.7 million for 2013. This represents 65.45% of the line item service charges and fees on the income statement which was down from 2013’s percentage of 71.5%. The Bank has made this an area of focus for 2014 as this revenue stream remains under intense regulator review. The decrease in the percentage is due to an increase in the service charge revenue on checking accounts with the new offerings and discontinuation of some checking products. Service charges on checking accounts, excluding Health Savings Accounts, were up $208.7 thousand for 2014 as compared to 2013.

The Bank has long promoted the use of debit cards by its customers and continued that philosophy with the introduction of additional new products.

2014 revenue improved $250.5 and $558.8 thousand from ATM/debit card usage as compared to 2013 and 2012, respectively. The Bank receives interchange revenue from each “swipe” of the card. In 2011, this revenue stream was at risk of being reduced by the Federal Reserve regulation of the interchange fee. The establishment of a tiered pricing for banks under $10 billion has helped to protect the profitability from such fees, although the concern remains as to how long this tiered pricing will remain in effect. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense of fraud has offset a portion of the revenue gain. Further discussion can be found in the non-interest expense section regarding the net effect of debit card activity.

Overall, noninterest income decreased for 2014 as compared to both 2013 and 2012. Unfortunately, this has become a trend mainly due to the duration of the flat rate interest environment.

In 2012, the largest positive impact on the income statement was derived from sales activity; including net gain on sale of loans and net gain on sale of securities. During 2012, the net gain on sale of loans, which is derived from sales of real estate loans into the secondary market, was the most significant factor for this category. The gain on residential real estate loans accounted for $1.3 million and $725 thousand was derived from gain on sales of agricultural real estate. Both of these programs are offered to our customers to enable them to have a fixed rate loan while the Bank limits its interest rate risk exposure. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans into the secondary market. 2013 or 2014 activity did not reach the same high levels as 2012. Gains of $452.7 and $194.3 thousand were recorded for residential and agricultural real estate respectively for 2014 along with gains of $865 and $258 thousand were recorded for residential and agricultural real estate respectively for 2013. In conjunction with these sales, the Bank maintains servicing rights and those income amounts during all three years are included in the customer service fees line item and account for over a $1 million in revenue each year. However, new sales in 2012 catapulted this income higher than 2013 or 2014.

The last line item in the noninterest income section as was discussed previously is the net gain on sale of investments. The Bank has taken advantage of this opportunity the last three years and expects to continue as long as the rates remain low and the yield curve is favorable to the transaction. The Bank will not increase short-term gain at the sacrifice of long-term profitability. All of the sales of securities in 2014 of $57.9 million were used to fund loan growth while only some of the $91 million in proceeds realized on the sale of securities in 2013 were used to fund loan growth. This is a source of funds that will continue to be analyzed for use in the coming year. Gains of $494 thousand were recorded for 2014 as compared to $775 and $852 thousand for 2013 and 2012 respectively.

Overall, noninterest income decreased $654 thousand in 2014 following a year where it had decreased $758 thousand. Some of the revenue may not be easily duplicated as it is dependent on economic and market conditions to provide the opportunity. However, the increased revenue amounts from deposit and loan services should continue to provide improved profitability in the future. Gains on sales should also continue in the near term though when it will change is unknown at this time.

Moving to the noninterest expense side, overall, noninterest expense increased 4.2% in 2014 as compared to 2013 and 2012 which were basically equal at $24.2 million. The largest factor behind the higher 2014 level was the impact of employee salaries and wages on the income statement. Employee wages increased $633.3 thousand in 2014 over 2013; they increased $513.4 thousand in 2013 compared to 2012. Three main components flow into salaries and wages: base salary, deferred costs, and incentives composed of the expense of restricted stock awards and performance incentives. Base pay has increased with the addition of the three offices of Waterville, Custar and Sylvania and through normal yearly increases to the remainder of the employees. Base was up $474.1 thousand for 2014 over the previous year and 2013 was up $408.1 thousand over 2012. The full time equivalent number at each yearend of employees increased to 260 for 2014 compared to 2012’s 248.

Incentive pay as it related to performance was up $209.5 thousand in 2014 over 2013. Both measurements used to award incentive pay had improved in 2014 and employees benefited accordingly. This followed a year in which the incentive performance pay was down $110.1 thousand from 2012. The Banks’ performance was not up to the level of 2012, even though the number of employees receiving an incentive was higher. (For further discussion in incentive pay, see note 11 of the consolidated financial statements.)

While net loss on sale of other assets owned, mainly OREO property, does not represent income for the years presented, the decrease in the amount of the loss for 2014 and 2013, as compared to 2012, does contribute to improved profitability. The loss of $634 thousand for 2012 stems not only from sales but also from write-downs in the carrying value of those properties still held on the Bank’s balance sheet. The number of properties decreased and the carrying value declined in 2014 to $1.1 million and 2013 to $2.3 million from $3.6 million in 2012.

The mortgage refinancing activity has declined over the last three years. A correlating expense to that activity is the amortization of mortgage servicing rights. The amortization is the expense that offsets the income recognized when the loan is first made. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. 2014 had net expense of $42.7 thousand, 2013 had a net income of $2 thousand and 2012 had net expense of $8 thousand. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. While gain on sale of these loans was high in 2012, the net position was an expense indicating the activity was mainly refinance. 2013 had new loan activity and lower refinance activity making the additions and amortization almost equal. The number of loans and balances also indicates this as the levels have remained fairly constant. 2014 was a year with limited sales and the amortization expense was therefore higher than the capitalized additions. As of December 31, 2014, there were 3,638 loans serviced with balances of $275.4 million. As of December 2013, there were 3,684 loans serviced with balances of $282.1 million. As of December 2012, there were 3,674 loans serviced with balances of $280.4 million.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2014	2013	2012
Beginning Year	$2,066	$2,063	$2,071
Capitalized Additions	301	429	761
Amortization	(344)	(426)	(769)
Valuation Allowance	—	—	—

End of Year	$2,023	$2,066	$2,063

Occupancy expense decreased by $144 thousand in 2014 as compared to 2013 and by $168 thousand in 2013 as compared to 2012. Although real estate taxes and building depreciation were higher on our office locations, these were offset by the increased rental income from the Bank’s investment services. $97.7 thousand more was collected in 2014 as compared to 2013 and 2013 collected $217 thousand more than 2012.

Data processing expense increased $38 thousand during 2014 and by $93 thousand in 2013. The Company continues to investigate ways to reduce this expense. The pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the growth from the newer additions of the Waterville, Custar and Sylvania offices and overall Bank growth.

The FDIC assessment decreased in 2012 as new regulation changed the method of calculation in the summer of 2011. 2012 represented the first full year under the new method. As can be seen, the change to calculations based on asset size rather than deposits has been very beneficial to F&M. 2013 was higher than 2012 as the Bank grew in size by $19.3 million over 2012 and was lower in 2014 by $32 thousand as the Bank decreased in size by $24.7 million.

The last line item in the noninterest expense is “other general and administrative”. While it is higher by $461 thousand in 2014 following a smaller increase of $449 thousand in 2013 over 2012’s $5.1 million, the fluctuation is not isolated to a single source. The primary factors impacting this fluctuation in 2014 and 2013 are increases in both ATM expense and core deposit intangible expenses. The increased expense of $52.7 and $376.3 thousand relating to ATM and debit cards in 2014 and 2013 respectively, over the previous year is caused by many factors. First, 2012 was lower due to incentive credits received by the Bank for switching providers and these credits were depleted early in 2013. Increased usage during both years corresponds to increases in both revenue and cost. Finally, fraud increases cost as new cards have to be issued to limit the risk exposure. The fraud losses themselves are not recognized in this breakout, however the cost of replacement cards is. The Bank is not currently deploying chip technology within its cards; however the Bank is aware the adoption of embedded chips will increase this expense in the coming years. 2014 experienced additional expense over 2013 in consulting ($161.7 thousand), audit and accounting fees ($166.5 thousand) and advertising ($101.3 thousand).

The first two line items increased related to the new deposit products offered and the establishment of an affiliate subsidiary by the Company. To establish the new subsidiary, actuarial studies and consulting services were utilized to determine the feasibility and benefit thereof. By establishing at yearend, the Company has enabled 2015 to fully capture the benefits with limited additional cost. The affiliate is a Captive insurance company insuring the Company and the Bank in addition to their coverage before the formation. The Captive has provided additional coverage that was not available from our current carriers or was cost prohibitive. The Captive also provides a tax benefit to the Company with its formation in Nevada. The increase in advertising expense is warranted with the Bank’s increased marketing area.

Provision for loan losses is the last non-interest line item to discuss. The provision expense increased $333 thousand for 2014. The increase was needed to offset account for the loan growth and the net charge-off activity of 2014. Sustained strong asset quality kept the provision expense lower than the growth alone would have warranted. The provision expense for 2013 was higher than for 2012 by $120 thousand. Net charge-offs of $480 and $888 thousand for 2014 and 2013, respectively, were in the middle of the $605 thousand recorded for 2012. Commercial and Industrial loans had the largest charge-off activity in 2013, while 2014 and 2012 were impacted with higher levels in the consumer portfolios. Further analysis by loan type is presented in the discussion of the allowance for credit losses.

Allowance for Credit Losses

The Company segregates its Allowance for Credit Losses (ACL) into two reserves: The ACL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total ACL. The AUCL is included in other liabilities on the consolidated balance sheets.

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

Special mention loan balances increased 21.2% or $1.7 million overall as of yearend 2014 compared to same date 2013. The increase is in the commercial and commercial real estate portfolios. The largest increase of $2.1 million was in the commercial real estate caused mainly by one large relationship being downgraded. Agricultural real estate showed a decrease of $618 thousand offsetting the above increase.

Special Mention loan balances decreased 40.6% or $5.4 million as of December 31, 2013 as compared to December 31, 2012. The balances decreased due to pay offs received and improved performance of the companies, thereby resulting in an upgrade out of special mention. This improvement was preceded by an increase of 26.5% or $2.8 million from 2011 to 2012. For 2014, the increase in special mention is offset by significant decreases in the substandard classifications of those same commercial related portfolios. Overall, substandard and doubtful loans decreased 42.5% or $2.9 million as compared to yearend 2013. A similar level of improvement is evident in substandard and doubtful loans during the same time frames for a year ago. 2013 had a decrease of 71.1%, or $2.5 million, compared to 2012. In response to these fluctuations and loan growth during 2014, the Bank changed ALLL to outstanding loan coverage percentage to .95% as of December 31, 2014 from .90% as of December 31, 2013 and 1.04% as of December 31, 2012.

The above indicators are reviewed quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and watch list loans to capital ratios, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators use more subjective data to the extent possible to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. At the end of each of 2012, 2013 and 2014, a slight improvement was noted in unemployment figures and several local firms were calling a small number of employees back from layoff while planning some expansion.

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

The ACL increased $755 thousand during 2014, which was preceded by a $29 thousand decrease during 2013. The large increase in 2014 directly correlates to the large increase in loan balances. With the improved asset quality, the percentage of ACL to the total loan portfolio actually decreased from 1.07% as of December 31, 2012 to .93% as of December 31, 2013 and .95% as of December 31, 2014. December 31, 2013 had the lowest loans past due 30+ day percentage at .25% in the Bank’s known history, December 31, 2014 was still at a respectable low of .37%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Federal Income Taxes

Effective tax rates were 28.64%, 28.53% and 28.51% for 2014, 2013 and 2012 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $649, $640, and $677 thousand for 2014, 2013, and 2012, respectively. All years included an increase into a higher tax bracket for income over $10 million.

Material Changes in Financial Condition

The shifts in the balance sheet during 2014 have positioned the Company for continued improvement in profitability. On the asset side, the Company experiences an increase in asset yield due to loan growth with funding provided by a decrease in the investment portfolio. The cost of funds was impacted by the shift of interest bearing liabilities to noninterest and the decrease in time deposits and other borrowed money. Both contributed to improved profitability in 2014 and expected liabilities improvement in future years.

Average earning assets increased $1.5 million during 2013 over 2012. The main cause of fluctuation was the opening of the Waterville office in 2013 and the repositioning of the balance sheet. The Custar acquisition had minimal effect on the average balance of earning assets, given that it took place in December 2013. The $29 million of deposits from the Custar acquisition impacted 2014. Average interest bearing liabilities decreased $16.5 thousand over 2012. The decrease in balances was due to the runoff of time deposits and payoff of debt from FHLB. Savings deposits increased nicely in 2013 due to the success of the KASASA suite of products and Health Savings Accounts.

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

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2014	2013	2012
U.S. Treasury	$25,393	$25,272	$10,568
U.S. Government agency	119,234	172,972	220,200
Mortgage-backed securities	29,562	44,792	53,006
State and local governments	74,303	81,473	72,131

	$248,492	$324,509	$355,905

The following table sets forth the maturities of investment securities as of December 31, 2014 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

[Remainder of this page intentionally left blank.]

	Maturities (Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$—	—	$20,174	0.89%
U.S. Government agency	16,571	2.40%	92,163	1.32%
Mortgage-backed securities	—	—	—	—
State and local governments	5,922	1.85%	38,352	2.38%
Taxable state and local governments	1,012	3.00%	6,092	1.78%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$5,218	1.28%	$—	—
U.S. Government agency	10,501	1.58%	—	—
Mortgage-backed securities	12,250	2.69%	17,312	2.33%
State and local governments	14,754	3.11%	5,881	2.29%
Taxable state and local governments	997	2.60%	1,293	5.57%

As of December 31, 2013 the Bank did not hold a large block of any one investment security, except for U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.7 million. This is required in order to obtain Federal Home Loan Bank loans. The Bank also acquired stock in the Federal Home Loan Bank of Indianapolis at a cost of $231.4 thousand through its acquisition of Knisely Bank. There were no borrowings at the time of acquisition associated with Federal Home Loan Bank of Indianapolis. The Bank had requested Federal Home Loan Bank of Indianapolis to buy back its stock when the acquisition of Knisely was completed in January 2008. A five year waiting period was imposed and the stock was ultimately redeemed in full during 2013. An early redemption of 42,000 shares occurred in 2010 with another 41,000 shares redeemed in 2011. These decreased the aggregate holdings to a value of $148.4 thousand which was redeemed in 2013. The Bank also owns stock of Farmer Mac with a carrying value of $37.4 thousand which is required to participate loans in the program.

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

The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, including loans held for sale:

	(In Thousands)
Loans:	2014	2013	2012	2011	2010
Commercial real estate	$270,188	$248,893	$199,999	$198,266	$194,268
Agricultural real estate	50,895	44,301	40,143	31,993	33,650
Consumer real estate	97,550	92,438	80,287	84,477	86,036
Commercial and industrial	100,126	99,498	101,624	114,497	117,344
Agricultural	74,611	65,449	57,770	52,598	65,400
Consumer	24,277	21,406	20,413	23,375	29,008
Industrial Development Bonds	4,698	4,358	1,299	1,196	1,965

	$622,345	$576,343	$501,535	$506,402	$527,671

The following table shows the maturity of loans as of December 31, 2014:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years	Total
Commercial Real Estate	$27,291	$92,076	$150,821	$270,188
Agricultural Real Estate	3,546	14,289	33,060	50,895
Consumer Real Estate	11,118	19,377	67,055	97,550
Commercial and industrial	58,741	36,159	5,226	100,126
Agricultural	47,831	22,826	3,954	74,611
Consumer	5,652	14,265	4,360	24,277
Industrial Development Bonds	2,499	126	2,073	4,698

	$156,678	$199,118	$266,549	$622,345

The following table presents the total of loans due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed Rate	Variable Rate	Total
Commercial Real Estate	$181,908	$60,989	$242,897
Agricultural Real Estate	35,306	12,043	47,349
Consumer Real Estate	75,894	10,538	86,432
Commercial and industrial loans	39,617	1,768	41,385
Agricultural	25,842	938	26,780
Consumer, Master Card and Overdrafts	18,625	—	18,625
Industrial Development Bonds	2,199	—	2,199

The following table summarizes the Company’s nonaccrual and past due 90 days or more and still accruing loans as of December 31 for each of the last five years:

	(In Thousands)
	2014	2013	2012	2011	2010
Non-accrual loans	$1,705	$3,329	$4,828	$2,131	$5,844
Accruing loans past due 90 days or more	—	—	1	—	48

Total	$1,705	$3,329	$4,829	$2,131	$5,892

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans would have aggregated $52.3 thousand for 2014, $139.1 thousand for 2013 and $544.8 thousand for 2012. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $87 thousand for 2014, $60 thousand for 2013 and $26 thousand for 2012. None of the interest collected in 2012 was applied to reduce a specific allocation. $12.8 thousand dollars of interest collected in 2014 was applied to reduce the specific allocation.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The loss of interest due to the high balances in nonaccruals as of 2012 impacted the yield on loans. The Bank had nonaccrual loan balances of $4.8 million at December 21, 2012 compared to balances of $3.3 and $1.7 million as of year-end 2013 and 2014, respectively. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2014 the Bank had $13.5 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties. At December 31, 2013, the Bank had $14.8 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve at December 31, 2014 and 2013.

In extending credit to families, businesses and governments, banks accept a measure of risk against which an allowance for possible loan loss is established by way of expense charges to earnings. This expense is determined by management based on a detailed monthly review of the risk factors affecting the loan portfolio, including general economic conditions, changes in the portfolio mix, past due loan-loss experience and the financial condition of the bank’s borrowers.

As of December 31, 2014, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $74.6 million with an additional $50.1 million in agricultural real estate loans these compared to $65.4 and $44.3 million respectively as of December 31, 2013. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Loan modifications granted are typically for seasonality issues where cash flow has decreased. The time period involved is generally quite short in relation to the loan term. For example, a typical modification may consist of interest only payments for 90 days. We consider this treatment of interest only payments for a short time as an insignificant delay in payment. Consequently, we do not consider these occurrences as “troubled debt restructurings”. Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2014, the Bank had $797.2 thousand of its loans that were classified as troubled debt restructurings. This compares to $911.2 thousand as of same date 2013 and the Bank had almost $5.5 million classified as such as of December 31, 2012. The Bank is occasionally ordered by the courts to give terms to a borrower that are better than what the Bank would like for the risk associated with that credit but not below or beyond rates and terms available for better credits in our market. Therefore, the Bank has not done any modifications that it would classify as “troubled debt restructurings” under those circumstances.

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

As presented below, charge-offs decreased to $778 thousand for 2014 and increased to $1.3 million for 2013 and decreased to $891 thousand for 2012 and $2.7 million for 2011. The provision expense also decreased in 2012 and 2011 and increased for 2013 and 2014. 2014 and 2013 had provision expense of $1.2 million and $858 thousand respectively. 2012 had provision expense of $738 thousand with 2011 having provision expense of $1.7 million. The Commercial and Industrial portfolio had the largest net charge-off position in 2011 through 2014. Consumer real estate and consumer & other loans were the loan categories which had the largest net charge-off position in 2012. The ratio of net charge offs to average loans outstanding is evidence of the recognition of troubled loans and the write down of collateral values in 2011. The improvement in asset quality during the periods shown is reflected in the increased percentage of the allowance for loan loss to nonperforming loans.

The years with the higher percentage of ACL to total loans ratio account for the higher level of nonaccrual and watch list loans, which demonstrates the extended time period with which it has taken to achieve resolution and/or collection of these loans. The ALLL for 2010 and 2011 decreased due to the improvement in the asset quality as the balances in impaired loans and nonaccruals were drastically reduced over the same time periods. In 2012, the increase in provision expense was to offset the higher year-end watch list values. 2013’s lower balance again recognizes the improvement in asset quality. The monetary decrease is minimal. However, the decrease as a percentage of loans is wider as compared to 2012 due to loan growth during 2013. A smaller portion of the allowance was needed to fund the impaired loans as collateral remained sufficient to cover the outstanding amounts in most cases. 2014’s significant and continued loan growth since fourth quarter 2013 was the reason behind 2014’s higher balances as asset quality remained strong.

[Remainder of this page intentionally left blank.]

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	(In Thousands)
	2014	2013	2012	2011	2010
Loans	$621,926	$576,113	$501,402	$506,215	$527,589

Daily average of outstanding loans	$592,162	$507,126	$492,697	$504,058	$550,698

Allowance for Loan Losses - Jan 1	$5,194	$5,224	$5,091	$5,706	$6,008
Loans Charged off:
Commercial Real Estate	229	164	98	360	1,147
Ag Real Estate	—	—	—	—	—
Consumer Real Estate	168	147	246	423	507
Commercial and Industrial	—	513	47	1,500	4,188
Agricultural	—	—	6	24	136
Consumer & other loans	381	438	494	374	444

	$778	$1,262	$891	$2,681	$6,422

Loan Recoveries:
Commercial Real Estate	$4	$23	$7	$32	$52
Ag Real Estate	—	—	—	—	—
Consumer Real Estate	34	20	60	61	55
Commercial and Industrial	20	141	30	19	515
Agricultural	44	5	12	67	17
Consumer & other loans	196	185	177	172	156

	$298	$374	$286	$351	$795

Net Charge Offs	$480	$888	$605	$2,330	$5,627
Provision for loan loss	1,191	858	738	1,715	5,325
Acquisition provision for loan loss	—	—	—	—	—
Allowance for Loan & Lease Losses - Dec 31	$5,905	$5,194	$5,224	$5,091	$5,706
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	207	163	162	130	153

Total Allowance for Credit Losses - Dec 31	$6,112	$5,357	$5,386	$5,221	$5,859

Ratio of net charge-offs to average Loans outstanding	0.08%	0.18%	0.12%	0.46%	1.02%

Ratio of the Allowance for Loan Loss to Nonperforming Loans	346.30%	156.03%	108.20%	238.90%	97.63%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2014		2013		2012		2011		2010
	Amount		Amount		Amount		Amount		Amount
	(000’s)%		(000’s)%		(000’s)%		(000’s)%		(000’s)%
Balance at End of Period Applicable To:
Commercial Real Estate	$2,367	43.43	$2,107	43.19	$1,749	39.89	$2,087	39.74	$1,868	36.82
Ag Real Estate	184	8.18	131	7.69	113	8.01	140	6.32	122	6.38
Consumer Real Estate	537	15.69	257	16.05	368	16.01	260	16.12	258	16.31
Commercial and Industrial	1,421	16.10	1,359	17.27	2,183	20.27	1,948	22.62	2,354	22.24
Agricultural	547	12.00	326	11.36	290	11.52	267	10.38	327	12.40
Consumer, Overdrafts and other loans	323	3.84	292	3.68	268	4.04	315	4.58	380	5.48
Unallocated	526	0.76	722	0.76	253	0.26	74	0.24	397	0.37

Allowance for Loan & Lease Losses	$5,905	100.00	$5,194	100.00	$5,224	100.00	$5,091	100.00	$5,706	100.00
Off Balance Sheet Commitments	207		163		162		130		$153

Total Allowance for Credit Losses	$6,112		$5,357		$5,386		$5,221		$5,859

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2014 are as follows:

	(In Thousands)
	Under Three Months	Over Three Months Less than Six Months	Over Six Months Less Than One Year	Over One Year
Time Deposits	$9,536	$14,218	$16,858	$40,985

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2014:
Average balance	$151,752	$207,103	$216,405	$214,680
Average rate	0.00%	0.51%	0.17%	0.92%

December 31, 2013:
Average balance	$104,024	$202,914	$197,157	$250,737
Average rate	0.00%	0.53%	0.19%	1.06%

December 31, 2012:
Average balance	$84,217	$190,273	$182,724	$285,214
Average rate	0.00%	0.70%	0.33%	1.24%

Liquidity

Liquidity remains high though down from prior years as the Bank has decreased the investment portfolio to fund loans. The Bank has access to $58 million of unsecured borrowings through correspondent banks and $71.6 million of unpledged securities which may be sold or used as collateral. An additional $15.0 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $112.6 million available provided adequate collateral is pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities. This is accomplished not only by immediate liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $296.5 for 2014 and $387.7 million for 2013, and $397.3 million for 2012. This represented 31.8 percent and 42.5 percent of total average assets, respectively. Of the almost $248.5 million of debt securities in the company’s portfolio as of December 31, 2014, $23.5 million, or 9.5 percent of the portfolio, is expected to receive payments or mature in 2015. The availability of the funds may be reduced by the need to utilize securities for pledging purposes on public deposits. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances as of year-end 2014 increased in all categories with the exception of time deposits. Overall deposits increased an average of $913 thousand in 2014, $4.7 million during 2013 and $20.7 million in average deposits in 2012. The Bank also utilized Federal Funds purchased at times during 2012 through 2014. The average balance for 2014 and 2013 was $1.4 million and $785.5 thousand respectively, which was mainly for verification of borrowing procedures should the need arise and while awaiting the influx of deposits from the Custar acquisition.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Bank’s average loan to deposit ratio was 76.4 percent for 2014, 66.2 percent for 2013 and 65 percent for 2012. The lower ratios in 2013 and 2012 were due to the success of the deposit gathering function, the residential mortgage loans being sold in the secondary market and the lack of loan demand. The Bank’s goal is for this ratio to be higher in the 80-90 percent range with loan growth being the driver.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $56.0 million at the end of 2014 compared to $69.8 million at the end of 2013 and to $51.3 million at the end of 2012. These accounts are used to provide a sweep product to the Bank’s commercial customers. Though no federal funds were purchased at year end, the Bank does have arrangements with correspondent Banks that can be utilized when necessary.

“Other borrowings” are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide fixed rate mortgage loans secured by homes in our community. Borrowings from this source decreased by $4.5 million to none at December 31, 2014. This compares to decreased borrowings during 2013 of $7.1 million and decreased borrowings during 2012 of $5.1 million to $11.6 million to end at December 31, 2012. The decreased borrowings were payoffs of matured notes in 2013 and 2014. Sufficient funds were available to fund growth so new advances were not needed.

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

Historically, the Bank has maintained liquidity through cash flows generated in the normal course of business, loan repayments, maturing earning assets, the acquisition of new deposits, and borrowings. The Bank’s asset and liability management program is designed to maximize net interest income over the long term while taking into consideration both credit and interest rate risk. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to the market rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest rate sensitive than passbook savings accounts. The Bank utilizes shock analysis to examine the amount of exposure an instant rate change of 100, 200, 300 and 400 basis points in both increasing and decreasing directions would have on the financials. Acceptable ranges of earnings and equity at risk are established and decisions are made to maintain those levels based on the shock results.

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

Contractual Obligations

Contractual Obligations of the Company totaled $252.4 million as of December 31, 2014. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years

Securities sold under agreement to repurchase	$55,962	$55,962	$—	$—	$—

Time Deposits	195,500	97,439	69,220	27,917	924

Dividends Payable	965	965	—	—	—

Long Term Debt	—	—	—	—	—

Total	$252,427	$154,366	$69,220	$27,917	$924

Capital Resources

Stockholders’ equity was $114.5 million as of December 31, 2014 compared to $108.6 million at December 31, 2013. Dividends declared during 2014 were $.84 per share totaling $3.86 million and during 2013 were $0.81 per share totaling $3.75 million. During 2014, the Company purchased 23,570 shares and awarded 13,250 restricted shared to 61 employees. During 2013, the Company purchased 56,000 shares and awarded 11,000 restricted shares to 53 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. At yearend 2014, the Company held 572,772 shares in Treasury stock and 33,390 unvested shares of restricted stock. At year-end 2013, the Company held 561,562 shares in Treasury stock and 31,890 unvested shares of restricted stock. On January 16, 2015 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 16, 2015 and ending December 31, 2015.

The decrease in the equity balance of 2013 as compared to 2012 was due to the market value fluctuation of our available for sale investment portfolio.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios. At December 31, 2014, the Bank and the Company had total risk-based capital ratios of 14.35% and 16.68%, respectively. Core capital to risk-based asset ratios of 13.46% and 15.79% for the Bank and the Company, respectively, are well in excess of regulatory guidelines. The Bank’s leverage ratio of 10.01% is also substantially in excess of regulatory guidelines, as is the Company’s at 11.70%. For further discussion and analysis of regulatory capital requirements, refer to Note 15 of the Audited Financial Statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate changes by	Cumulative Total (000)	% Change to Flat Rate

3.65%	10.17%	Rising	3.00%	$33,149	9.95%

3.56%	7.63%	Rising	2.00%	$32,412	7.50%

3.42%	3.25%	Rising	1.00%	$31,102	3.16%

3.31%	—	Flat	—	$30,150	—

3.03%	-8.55%	Falling	-1.00%	$27,538	-8.66%

2.82%	-14.71%	Falling	-2.00%	$25,675	-14.84%

2.61%	-21.24%	Falling	-3.00%	$23,679	-21.46%

The shock chart currently shows a tightening in net interest margin over the next twelve months in a decreasing rate environment. Due to the length of and existence of such a low rate environment, the model does not predict expansion of net interest margin in a further decreasing rate environment. Cost of funds are below 1% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. The positive impact in a rising rate environment is shown whereas previously it too had been decreasing. Because of the long duration of the current rate environment, assets have been able to lower the time frame when repricing will occur and therefore an increasing rate environment has become favorable. The Bank continues to enhance its use of the software model and performs additional stress tests whose results management and the directors review. Both directional changes are well within risk exposure guidelines. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp, Inc. as of December 31, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Farmers & Merchants Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

BKD, LLP

Fort Wayne, Indiana
February 25, 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

We have audited Farmers & Merchants Bancorp, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Farmers & Merchants Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Farmers & Merchants Bancorp, Inc. and our report dated February 25, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP

BKD, LLP

Fort Wayne, Indiana
February 25, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Farmers & Merchants Bancorp, Inc. and Subsidiary as of December 31, 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmers & Merchants Bancorp, Inc. and Subsidiary as of December 31, 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Farmers & Merchants Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Plante & Moran, PLLC
Auburn Hills, MI
February 26, 2014

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2014 and 2013

(000’s Omitted, Except Per Share Data)

	2014	2013
Assets
Assets
Cash and due from banks	$22,246	$18,265
Federal Funds Sold	2,049	998

Total cash and cash equivalents	24,295	19,263

Securities - available for sale	248,492	324,509
Other Securities, at cost	3,717	4,216
Loans, net	616,021	570,919
Premises and equipment	20,300	18,709
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,023	2,066
Other Real Estate Owned	1,094	2,091
Other assets	21,197	20,091

Total Assets	$941,213	$965,938

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$164,009	$110,452
Interest-bearing
NOW accounts	179,862	215,185
Savings	223,189	214,467
Time	195,500	236,360

Total deposits	762,560	776,464

Federal Funds purchased and Securities sold under agreement to repurchase	55,962	69,756
Federal Home Loan Bank (FHLB) Advances	—	4,500
Dividend payable	965	967
Accrued expenses and other liabilities	7,233	5,634

Total liabilities	826,720	857,321

Commitments and Contingencies

Stockholders’ Equity
Common stock - No par value - 6,500,000 shares authorized; 5,200,000 shares issued & outstanding	12,222	12,312
Treasury Stock - 572,662 shares 2014, 561,562 shares 2013	(11,928)	(11,611)
Retained earnings	113,755	107,910
Accumulated other comprehensive income	444	6

Total stockholders’ equity	114,493	108,617

Total Liabilities and Stockholders’ Equity	$941,213	$965,938

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statement of Income & Comprehensive Income

Years Ended December 31, 2014, 2013 and 2012

(000’s Omitted, Except Per Share Data)

	2014	2013	2012
Interest Income
Loans, including fees	$28,070	$24,978	$26,489
Debt securities:
U.S. Treasury and government agency	3,171	4,151	4,427
Municipalities	2,037	2,080	2,112
Dividends	156	185	199
Federal funds sold	7	11	20
Other	12	23	26

Total interest income	33,453	31,428	33,273
Interest Expense
Deposits	3,458	4,193	5,574
Federal funds purchased and securities sold under agreements to repurchase	254	248	242
Borrowed funds	4	163	434

Total interest expense	3,716	4,604	6,250

Net Interest Income - Before provision for loan losses	29,737	26,824	27,023
Provision for Loan Losses	1,191	858	738

Net Interest Income After Provision
For Loan Losses	28,546	25,966	26,285
Noninterest Income
Customer service fees	5,224	5,194	5,204
Other service charges and fees	3,819	3,746	3,499
Net gain on sale of loans	647	1,123	2,041
Net gain on sale of securities	494	775	852

Total noninterest income	10,184	10,838	11,596
Noninterest Expense
Salaries and Wages	10,186	9,553	9,039
Employee benefits	3,324	3,219	3,288
Net occupancy expense	1,107	1,251	1,419
Furniture and equipment	1,541	1,349	1,400
Data processing	1,250	1,212	1,119
Franchise taxes	781	953	946
Net loss on sale of other assets owned	157	144	634
FDIC Assessment	503	535	467
Mortgage servicing rights amortization	344	426	768
Other general and administrative	6,020	5,559	5,109

Total other operating expenses	25,213	24,201	24,189

Income Before Income Taxes	13,517	12,603	13,692

Income Taxes	3,871	3,596	3,904

Net Income	9,646	9,007	9,788

Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available for sale securities	1,158	(8,448)	417
Reclassification adjustment for gain on sale of available for sale securities	(494)	(775)	(852)

Net unrealized gain (loss) on available for sale securities	664	(9,223)	(435)
Tax effect	226	(3,136)	(147)

Other comprehensive income (loss)	438	(6,087)	(288)

Comprehensive Income	$10,084	$2,920	$9,500

Earnings Per Share - Basic and Diluted	$2.08	$1.93	$2.08

Weighted Average Shares Outstanding	4,628,178	4,676,547	4,695,876

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statement of Changes to Stockholders’ Equity

For the Years Ended December 31, 2014, 2013 and 2012

(000’s Omitted, Except Per Share Data)

	Shares of Common Stock	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance - January 1, 2012	4,716,337	$12,361	$(9,898)	$96,495	$6,381	$105,339
Net income				9,788		9,788
Other comprehensive loss					(288)	(288)
Purchase of Treasury Stock	(42,144)		(894)			(894)
Issuance of 11,000 shares of restricted stock (Net of Forfeitures - 1,135)	9,865	(235)	204	(6)		(37)
Stock-based compensation expense		217				217
Cash dividends declared - $0.78 per share				(3,636)		(3,636)

Balance - December 31, 2012	4,684,058	$12,343	$(10,588)	$102,641	$6,093	$110,489
Net income				9,007		9,007
Other comprehensive loss					(6,087)	(6,087)
Purchase of Treasury Stock	(56,000)		(1,236)			(1,236)
Issuance of 11,000 shares of restricted stock (Net of Forfeitures - 620)	10,380	(284)	213	17		(54)
Stock-based compensation expense		253				253
Cash dividends declared - $0.81 per share				(3,755)		(3,755)

Balance - December 31, 2013	4,638,438	$12,312	$(11,611)	$107,910	$6	$108,617
Net income				9,646		9,646
Other comprehensive income					438	438
Purchase of Treasury Stock	(23,570)		(576)			(576)
Issuance of 13,250 shares of restricted stock (Net of Forfeitures - 780)	12,470	(322)	259	61		(2)
Stock-based compensation expense		232				232
Cash dividends declared - $0.84 per share				(3,862)		(3,862)

Balance - December 31, 2014	4,627,338	$12,222	$(11,928)	$113,755	$444	$114,493

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc and Subsidiaries

Consolidated Statement of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(000’s Omitted)

	2014	2013	2012
Cash Flows from Operating Activities
Net income	$9,646	$9,007	$9,788
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,293	1,184	1,154
Amortization of securities, net	1,430	2,149	3,075
Amortization of servicing rights	344	426	768
Amortization of core deposit intangible	480	319	312
Compensation expense related to stock awards	232	253	217
Provision for loan loss	1,191	858	738
Gain on sale of loans held for sale	(647)	(1,123)	(2,041)
Originations of loans held for sale	(37,432)	(62,360)	(96,472)
Proceeds from sale of loans held for sale	41,992	65,391	95,435
Loss on sale of other assets	157	144	634
Gain on sales of securities	(494)	(775)	(852)
Change in other assets and other liabilities, net	971	1,520	1,458

Net cash provided by operating activities	19,159	16,993	14,214
Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	17,817	33,228	42,851
Sales	57,928	91,039	60,513
Purchases	—	(103,320)	(134,435)
Proceeds from redemption of FHLB stock	499	—	—
Proceeds from sales of assets	24	1,138	1,146
Additions to premises and equipment	(2,908)	(2,063)	(1,774)
Loan and lease originations and principal collections, net	(50,853)	(67,194)	5,245
Net cash received for acquisition	—	15,215	—

Net cash provided by (used in) investing activities	22,507	(31,957)	(26,454)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(13,904)	(16,254)	23,870
Net change in federal funds purchased and securities sold under agreements to repurchase	(13,794)	18,444	(1,128)
Repayment of FHLB advances	(4,500)	(7,100)	(5,062)
Purchase of Treasury Stock	(576)	(1,236)	(894)
Cash dividends paid on common stock	(3,864)	(3,719)	(3,597)

Net cash provided by (used in) financing activities	(36,634)	(9,865)	13,189

Net Increase (Decrease) in Cash and Cash Equivalents	5,032	(24,829)	949

Cash and Cash Equivalents - Beginning of Year	19,263	44,092	43,143

Cash and Cash Equivalents - End of Year	$24,295	$19,263	$44,092

Supplemental Information
Cash paid during the year for:
Interest	$3,732	$4,679	$6,304

Income taxes	$4,285	$3,240	$4,085

Noncash investing activities:
Transfer of loans to other real estate owned	$139	$1,053	$562

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

The Farmers & Merchants Bancorp, Inc. (the Company) through its bank subsidiary, The Farmers & Merchants State Bank (the Bank) provides a variety of financial services to individuals and small businesses through its offices in Northwest Ohio and Northeast Indiana.

Consolidation Policy

The consolidated financial statements include the accounts of Farmers & Merchants Bancorp, Inc. and its wholly-owned subsidiaries, The Farmers & Merchants State Bank (the Bank), a commercial banking institution and Farmers & Merchants Risk Management, Inc. (the Captive), a Captive insurance company. All significant inter-company balances and transactions have been eliminated.

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

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. This includes cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased for one day periods.

Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $7.1 million for December 31, 2014 and it was $6.5 million for December 31, 2013. The Company and its subsidiaries maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 1 – Summary of Significant Accounting Policies (Continued)

Securities

Debt securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Gains and losses on sales of securities are determined on the specific-identification method.

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

Other Securities

Other Securities consists of Federal Home Loan Bank of Cincinnati and Indianapolis stock and Farmer Mac stock. The Federal Home Loan Bank of Indianapolis stock was completely redeemed during 2013. These stocks are carried at cost and are held to enable the Bank to conduct business with the entities. The Federal Home Loan Banks sell and purchase their stock at par. The Federal Home Loan Bank of Cincinnati stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank. The Federal Home Loan Bank of Cincinnati is evaluated for impairment as conditions warrant.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 1 – Summary of Significant Accounting Policies (Continued)

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

For the majority of the Bank’s impaired loans, the Bank will apply the fair value of collateral or use a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine fair value of collateral, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained. Until such time that updated appraisals are received, the Bank may discount the collateral value used.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer loans for impairment, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 1 – Summary of Significant Accounting Policies (Continued)

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

Goodwill and other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for impairment and any such impairment is recognized in the period identified. The Bank considered the following qualitative factors to determine if impairment was likely: 1) the Bank continued to perform above peer and remains profitable with capital growth, 2) the Bank had improved asset quality and does not see any change in the trend, 3) the Bank had strong liquidity and capital positions, 4) in quantitative testing done by an independent source in 2014, the excess fair value of capital was $48 million or 50.16% over the carrying value and was nearly 12 times the value of the goodwill being carried and 5) the Bank was unaware of any likely circumstances that would indicate the fair value of the entity would be greatly decreased in the near future. Therefore, the Bank concluded it is unlikely impairment of Goodwill has occurred from the goodwill established from the Bank’s acquisition which occurred on December 31, 2007.

Other intangible assets consist of core deposit intangible assets arising from business acquisitions. They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives and evaluated for impairment.

Off Balance Sheet Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, the Bank’s holding of other real estate owned totaled approximately $1.1 and $2.1 million for 2014 and 2013 respectively.

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

Federal Income Tax

The Company’s income tax expense consists of the following components: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 1 – Summary of Significant Accounting Policies (Continued)

Federal Income Tax (Continued)

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2014 and 2013. With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2011.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. See Note 12 for additional information.

Stock-Based Compensation

The fair value of restricted common stock is their fair market value on the date of grant. The fair value of restricted stock is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statement of income

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	(In Thousands)
	2014	2013	2012
Net unrealized gain (loss) on available-for-sale securities	$1,158	$(8,448)	$417
Reclassification adjustment for gain on sale of available-for-sale securities	(494)	(775)	(852)

Net unrealized gains (losses)	664	(9,223)	(435)
Tax effect	226	(3,136)	(147)

Other comprehensive income (loss)	$438	$(6,087)	$(288)

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 1 – Summary of Significant Accounting Policies (Continued)

Reclassification

Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform with the 2014 presentation.

Subsequent Events

On January 16, 2015, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 16, 2015 and ending December 31, 2015.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments apply to all public entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company’s results of operations or financial position.

In January 2014, the FASB issued ASU 2014-04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in this ASU reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method. The Company does not expect that the adoption of this ASU will have an impact on the Company’s results of operations or financial position.

In August 2014, the FASB issued ASU 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government – Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 1 – Summary of Significant Accounting Policies (Continued)

ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

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

The Company also recognized core deposit intangible assets of $2.26 million with the purchase of offices. $1.17 million was recognized with the purchase of the Custar office on December 13, 2013 and $1.09 million with the Hicksville office on July 9, 2010. These are being amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis. In connection with a December 31, 2007 Knisely acquisition, the Company recognized a core deposit intangible asset of $1.1 million, which was fully amortized during 2014. The core deposit intangible is included in other assets on the consolidated balance sheets.

The estimated amortization expense for the years ended December 31, 2014, 2013 and 2012 was $480, $319 and $312 thousand, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 2 – Business Combination & Asset Purchase (Continued)

Amortization expense of the core deposit intangible assets remaining is as follows:

	Hicksville	Custar	Total
2015	$155	$167	$322
2016	155	167	322
2017	78	167	245
2018	—	167	167
2019	—	167	167
Thereafter	—	162	162

Total	$388	$997	$1,385

Note 3 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$25,833	$—	$(440)	$25,393
U.S. Government agency	120,154	391	(1,311)	119,234
Mortgage-backed securities	29,067	557	(62)	29,562
State and local governments	72,765	1,671	(133)	74,303

Total available-for-sale securities	$247,819	$2,619	$(1,946)	$248,492

	(In Thousands)
	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale:
U.S. Treasury	$26,067	$—	$(795)	$25,272
U.S. Government agency	174,772	1,386	(3,186)	172,972
Mortgage-backed securities	44,638	728	(574)	44,792
State and local governments	79,023	2,909	(459)	81,473

Total available-for-sale securities	$324,500	$5,023	$(5,014)	$324,509

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 3 – Securities (Continued)

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

Information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2014
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$(440)	$25,393
U.S. Government agency	(1)	5,458	(1,310)	82,803
Mortgage-backed securities	—	—	(62)	7,900
State and local governments	(31)	3,442	(102)	7,756

Total available-for-sales securities	$(32)	$8,900	$(1,914)	$123,852

	2013
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(795)	$25,272	$—	$—
U.S. Government agency	(2,783)	96,241	(403)	4,598
Mortgage-backed securities	(574)	23,171	—	—
State and local governments	(459)	19,594	—	—

Total available-for-sales securities	$(4,611)	$164,278	$(403)	$4,598

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 3 – Securities (Continued)

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $57.9, $91.0, and $60.5 million for 2014, 2013, and 2012 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2014	2013	2012
Gross realized gains	$638	$839	$852

Gross realized losses	(144)	(64)	—

Net realized gains	$494	$775	$852

Tax expense related to net realized gains	$168	$264	$290

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income. The net realized gain is included in net gain on sale of securities available-for-sale and the related tax expense is included in income tax expense in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$23,288	$23,505
After one year through five years	157,000	156,781
After five years through ten years	31,333	31,470
After ten years	7,131	7,174

Total	$218,752	$218,930
Mortgage-backed securities	29,067	29,562

Total	$247,819	$248,492

Investments with a carrying value and fair value of $176.9 million at December 31, 2014 and $205.2 million at December 31, 2013 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of December 31, 2014. Federal Home Loan Bank of Indianapolis stock which was acquired in the Knisely acquisition was completely redeemed in early 2013. The stock acquired had a five-year redemption period.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans

The Company had $459 thousand in loans held for sale in 2014 as compared to $566 thousand in loans held for sale in 2013. Due to materiality, these loans are included in the Consumer Real Estate loan numbers with a portion from 2014 included in Agricultural Real Estate loans as well.

Loans at December 31 are summarized below:

	(In Thousands)
	2014	2013
Loans:
Commercial real estate	$270,188	$248,893
Agricultural real estate	50,895	44,301
Consumer real estate	97,550	92,438
Commercial and industrial	100,126	99,498
Agricultural	74,611	65,449
Consumer	24,277	21,406
Industrial Development Bonds	4,698	4,358

	$622,345	$576,343
Less: Net deferred loan fees and costs	(419)	(230)

	621,926	576,113
Less: Allowance for loan losses	(5,905)	(5,194)

Loans - Net	$616,021	$570,919

The following is a maturity schedule by major category of loans at December 31, 2014:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years	Total
Commercial Real Estate	$27,291	$92,076	$150,821	$270,188
Agricultural Real Estate	3,546	14,289	33,060	50,895
Consumer Real Estate	11,118	19,377	67,055	97,550
Commercial and industrial	58,741	36,159	5,226	100,126
Agricultural	47,831	22,826	3,954	74,611
Consumer	5,652	14,265	4,360	24,277
Industrial Development Bonds	2,499	126	2,073	4,698

	$156,678	$199,118	$266,549	$622,345

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2014:

	(In Thousands)
	Fixed Rate	Variable Rate
Commercial Real Estate	$190,948	$79,240
Agricultural Real Estate	36,168	14,727
Consumer Real Estate	77,534	20,016
Commercial and industrial loans	76,625	23,501
Agricultural	69,707	4,904
Consumer, Master Card and Overdrafts	19,566	4,711
Industrial Development Bonds	4,529	169

As of December 31, 2014 and 2013 one to four family residential mortgage loans amounting to $20.8 million and $24.3 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

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

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2014 and 2013 net of deferred fees and costs:

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$713	$50	$436	$1,199	$96,351	$97,550	$—
Ag Real Estate	—	—	—	—	50,895	$50,895	—
Ag	25	—	—	25	74,586	$74,611	—
Commercial Real Estate	78	204	709	991	269,197	$270,188	—
Commercial and Industrial	—	8	—	8	104,816	$104,824	—
Consumer	25	8	29	62	23,796	$23,858	—

Total	$841	$270	$1,174	$2,285	$619,641	$621,926	$—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$778	$0	$234	$1,012	$91,426	$92,438	$—
Ag Real Estate	—	—	—	—	44,301	44,301	—
Ag	—	—	—	—	65,449	65,449	—
Commercial Real Estate	—	—	373	373	248,520	248,893	—
Commercial and Industrial	—	—	26	26	103,830	103,856	—
Consumer	28	2	—	30	21,146	21,176	—

Total	$806	$2	$633	$1,441	$574,672	$576,113	$—

The following table presents the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2014 and December 31, 2013:

	(In Thousands)
	2014	2013

Consumer real estate	$628	$483
Agricultural real estate	—	—
Agriculture	—	—
Commercial real estate	709	2,436
Commercial	339	410
Consumer	29	—

Total	$1,705	$3,329

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

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

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2014 and December 31, 2013.

	(In Thousands)
	Agriculture Real Estate		Agriculture		Commercial Real Estate		Commercial		Industrial Development Bonds
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

1-2	$4,319	$3,764	$11,490	$9,263	$1,072	$1,104	$1,771	$2,525	$—	$—
3	15,780	14,588	26,871	27,212	34,229	55,060	15,582	21,610	4,289	3,869
4	30,472	25,186	36,225	28,974	225,015	182,277	80,079	72,059	409	489
5	111	729	—	—	7,083	4,987	2,299	2,119	—	—
6	213	34	—	—	2,080	5,092	165	758	—	—
7	—	—	25	—	709	373	230	427	—	—
8	—	—	—	—	—	—	—	—	—	—

Total	$50,895	$44,301	$74,611	$65,449	$270,188	$248,893	$100,126	$99,498	$4,698	$4,358

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2014 and December 31, 2013.

	(In Thousands)
	Consumer Real Estate
	2014	2013
Grade
Pass	$97,007	$92,226
Special mention (5)	—	—
Substandard (6)	446	18
Doubtful (7)	97	194

Total, net of deferred fees	$97,550	$92,438

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

	Consumer - Credit Card		Consumer - Other
	2014	2013	2014	2013
Performing	$3,987	$3,721	$19,846	$17,425
Nonperforming	—	—	25	30

Total, net of deferred fees	$3,987	$3,721	$19,871	$17,455

Information about impaired loans as of and for the years ended December 31, 2014 and 2013 are as follows:

	(In Thousands)
	2014	2013
Impaired loans without a valuation allowance	$675	$924
Impaired loans with a valuation allowance	1,168	1,516

Total impaired loans	$1,843	$2,440

Valuation allowance related to impaired loans	$387	$516

Total non-accrual loans	$1,705	$3,329

Total loans past-due ninety days or more and still accruing	$—	$—

	(In Thousands)
	2014	2013	2012
Average investment in impaired loans	$1,929	$3,274	$3,436

Interest income recognized on impaired loans	$87	$60	$26

Interest income recognized on a cash basis on impaired loans	$51	$17	$21

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $797.2 thousand of its impaired loans classified as trouble debt restructured as of December 31, 2014 as compared to $861.2 thousand of its impaired loans classified as trouble debt restructured as of December 31, 2013.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

The following table represents the years ended December 31, 2014 and 2013.

December 31, 2014	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding	December 31, 2013	Number of Contracts	Pre- Modification Outstanding	Post- Modification Outstanding
Troubled Debt Restructurings	Modified in the Last 12 Months	Recorded Investment	Recorded Investment	Troubled Debt Restructurings	Modified in the Last 12 Months	Recorded Investment	Recorded Investment
Commercial Real Estate		$—	$—	Commercial Real Estate		$—	$—
Ag Real Estate		—	—	Ag Real Estate		—	—
Commercial and Industrial		—	—	Commercial and Industrial		—	—

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 12 Months	Recorded Investment		Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts Modified in the Last 12 Months	Recorded Investment
Commercial Real Estate		$—		Commercial Real Estate		$—
Ag Real Estate		—		Ag Real Estate		—
Commercial and Industrial		—		Commercial and Industrial		—

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

The following table presents loans individually evaluated for impairment by portfolio class of loans as of December 31, 2014 and 2013:

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized Cash Basis
2014
With no related allowance recorded:
Residential	$204	$229	$—	$52	$1	$1
Agriculture real estate	—	—	—	93	7	—
Agriculture	—	—	—	—	—	—
Commercial real estate	471	471	—	740	7	5
Commercial	—	—	—	319	45	18
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Residential	97	97	36	118	6	6
Agriculture real estate	—	—	—	15	—	—
Agriculture	25	25	25	2	—	—
Commercial real estate	709	709	111	83	21	21
Commercial	326	326	204	506	—	—
Consumer	11	11	11	1	—	—

Totals:
Residential	$301	$326	$36	$170	$7	$7

Agriculture real estate	$—	$—	$—	$108	$7	$—

Agriculture	$25	$25	$25	$2	$—	$—

Commercial real estate	$1,180	$1,180	$111	$823	$28	$26

Commercial	$326	$326	$204	$825	$45	$18

Consumer	$11	$11	$11	$1	$—	$—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized Cash Basis
2013
With no related allowance recorded:
Residential	$18	$18	$—	$138	$10	$10
Agriculture real estate	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Commercial real estate	906	906	—	630	21	3
Commercial	—	—	—	203	—	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Residential	282	282	78	204	5	3
Agriculture real estate	88	88	9	72	—	—
Agriculture	—	—	—	—	—	—
Commercial real estate	769	1,116	295	518	22	—
Commercial	377	377	134	1,549	2	1
Consumer	—	—	—	—	—	—

Totals:
Residential	$300	$300	$78	$342	$15	$13

Agriculture real estate	$88	$88	$9	$72	$—	$—

Agriculture	$—	$—	$—	$—	$—	$—

Commercial real estate	$1,675	$2,022	$295	$1,148	$43	$3

Commercial	$377	$377	$134	$1,752	$2	$1

Consumer	$—	$—	$—	$—	$—	$—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2014	2013	2012
Allowance for Loan Losses
Balance at beginning of year	$5,194	$5,224	$5,091
Provision for loan loss	1,191	858	738
Loans charged off	(778)	(1,262)	(891)
Recoveries	298	374	286

Balance at ending of year	$5,905	$5,194	$5,224

Allowance for Unfunded Loan Commitments & Letters of Credit	$207	$163	$162

Total Allowance for Credit Losses	$6,112	$5,357	$5,386

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

The following table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs.

Additional analysis related to the allowance for credit losses as of December 31, 2014 and 2013 is as follows:

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357
Charge Offs	(168)	—	—	(229)	—	(381)	—	—	(778)
Recoveries	34	—	44	4	20	196	—	—	298
Provision	414	53	177	485	42	216	—	(196)	1,191
Other Non-interest expense related to unfunded	—	—	—	—	—	—	44	—	44

Ending Balance	$537	$184	$547	$2,367	$1,421	$323	$207	$526	$6,112

Ending balance: individually evaluated for impairment	$36	$—	$25	$111	$204	$11	$—	$—	$387

Ending balance: collectively evaluated for impairment	$501	$184	$522	$2,256	$1,217	$312	$207	$526	$5,725

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance, net of deferred fees	$97,550	$50,895	$74,611	$270,188	$104,824	$23,858	$—	$—	$621,926

Ending balance: individually evaluated for impairment	$301	$—	$25	$1,179	$327	$11	$—	$—	$1,843

Ending balance: collectively evaluated for impairment	$97,249	$50,895	$74,586	$269,009	$104,497	$23,847	$—	$—	$620,083

Ending balance: loans acquired with deteriorated credit quality	$526	$—	$—	$—	$—	$—	$—	$—	$526

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 4 – Loans (Continued)

	(In Thousands)
	Consumer Real Estate	Agriculture Real Estate	Agriculture	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
2013
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$368	$113	$290	$1,749	$2,183	$268	$162	$253	$5,386
Charge Offs	(147)	—	—	(164)	(513)	(438)	—	—	(1,262)
Recoveries	20	—	5	23	141	185	—	—	374
Provision	16	18	31	499	(452)	277	—	469	858
Other Non-interest expense related to unfunded	—	—	—	—	—	—	1	—	1

Ending Balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357

Ending balance: individually evaluated for impairment	$78	$9	$—	$295	$134	$—	$—	$—	$516

Ending balance: collectively evaluated for impairment	$179	$122	$326	$1,812	$1,225	$292	$163	$722	$4,841

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance, net of deferred fees	$92,438	$44,301	$65,449	$248,893	$103,856	$21,176	$—	$—	$576,113

Ending balance: individually evaluated for impairment	$300	$88	$—	$1,675	$377	$—	$—	$—	$2,440

Ending balance: collectively evaluated for impairment	$92,138	$44,213	$65,449	$247,218	$103,479	$21,176	$—	$—	$573,673

Ending balance: loans acquired with deteriorated credit quality	$540	$—	$—	$—	$—	$—	$—	$—	$540

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2014	2013
Land	$4,984	$4,360
Buildings (useful life 15-39 years)	21,955	20,593
Furnishings (useful life 3-15 years)	11,429	11,035

	38,368	35,988
Less: Accumulated depreciation	(18,068)	(17,279)

Premises and Equipment (Net)	$20,300	$18,709

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.3, $1.2, and $1.2 million, respectively.

Note 6 – Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $275 and $282 million at December 31, 2014 and 2013, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2014 and 2013, was $2.0 and $2.1 million respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income.

The fair market value of the capitalized servicing rights as of December 31, 2014 and 2013 was $2.9 million and $2.8 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 9.6 and 11.2 were utilized for 2014 and 2013, respectively. All stratums showed positive values compared to carrying value using a discount yield of 6.48% for 2014 and 8.25% for 2013.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2014	2013
Beginning Year	$2,066	$2,063
Capitalized Additions	301	429
Amortization	(344)	(426)
Valuation Allowance	—	—

End of Year	$2,023	$2,066

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 7 – Deposits

Time deposits at December 31 consist of the following:

	(In Thousands)
	2014	2013
Time deposits under $100,000	$113,903	$135,998
Time deposits of $100,000 or more	81,597	100,362

	$195,500	$236,360

At December 31, 2014 the scheduled maturities for time deposits are as follows:

(In Thousands)
2015	$97,439
2016	49,634
2017	19,586
2018	24,864
2019	3,053
thereafter	924

$195,500

Note 8 – Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2014 and 2013 securities with a book value of $65.3 million and $74.7 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s Federal Funds purchased.

	Daily Securities Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2014	$38,493	0.08%	$46,475	$42,222	0.09%

2013	$38,503	0.08%	$48,366	$38,859	0.09%

	Term CD’s Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2014	$17,469	1.25%	$17,469	$17,337	1.24%

2013	$17,253	1.25%	$17,291	$17,095	1.25%

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 9 – Federal Home Loan Bank Advances

The Bank has had various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly. Total borrowings were $0.0 million and $4.5 million for December 31, 2014 and 2013, respectively. The advances were secured by $20.8 and $24.3 million of mortgage loans as of December 31, 2014 and 2013, respectively under a blanket collateral agreement.

Note 10 – Federal Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2014	2013	2012
Current:
Federal	$3,837	$3,562	$4,030
Deferred:
Federal	34	34	(126)

	$3,871	$3,596	$3,904

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2014	2013	2012

Income tax at statutory rates	$4,596	$4,285	$4,655
Decrease resulting from:
Tax exempt interest	(634)	(640)	(677)
Change in prior estimates and other	(91)	(49)	(74)

	$3,871	$3,596	$3,904

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 10 – Federal Income Taxes (Continued)

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2014	2013
Deferred Tax Assets:
Allowance for loan losses	$2,030	$1,766
Other	416	788

Total deferred tax assets	2,446	2,554
Deferred Tax Liabilities:
Accreted discounts on bonds	83	73
FHLB stock dividends	746	859
Mortgage servicing rights	696	702
Other	1,160	1,121
Net unrealized gain on available-for-sale securities	229	3

Total deferred tax liabilities	2,914	2,758

Net Deferred Tax Liability	$(468)	$(204)

Note 11 – Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions to the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $779, $670 and $744 thousand for 2014, 2013 and 2012, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 13,250 shares of restricted stock were issued to 61 employees during 2014, 11,000 shares of restricted stock were issued to 53 employees and 11,000 shares to 54 employees during 2013 and 2012, respectively. Under the plan, the shares vest 100% in three years. During the 3 year vesting period, the employees received dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 780, 620 and 1,135 forfeited during 2014, 2013 and 2012, respectively. Due to retirement, one employee received 210 shares from awards granted in 2009, 2010 and 2011. During 2012, 8,700 shares awarded in 2009 were vested 100%, and 41 employees received the stock. During 2013, 9,160 shares awarded in 2010 were vested 100%, and 45 employees received the stock. During 2014, 10,005 shares awarded in 2011, were vested 100%, and 48 employees received the stock. Due to retirement two employees received 965 shares. Compensation expense applicable to the restricted stock totaled $252, $253 and $219 thousand for the years ending December 31, 2014, 2013 and 2012, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 11 – Employee Benefit Plans (Continued)

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award

Beginning of period	31,890	20.38	30,670	19.05	29,715	18.99
Granted	13,250	25.50	11,000	22.00	11,000	19.95
Vested	(10,970)	25.39	(9,160)	21.55	(8,910)	19.99
Forfeited	(780)	24.97	(620)	21.84	(1,135)	19.99

Nonvested, end of period	33,390	22.77	31,890	20.38	30,670	19.05

As of December 31, 2014, there was $455 thousand of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan. Expense for restricted stock awards of $232 thousand, $253 thousand, and $217 thousand was recorded for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 12 – Earnings Per Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding (inclusive of participating securities). Application of the two-class method for participating securities results a more dilutive basic earnings per share as the participating securities are allocated the same amount of income as if they are outstanding for purposes of basic earnings per share. There is no additional potential dilution in calculating diluted earnings per share, therefore basic and diluted earnings per share are the same amounts. Other than the restricted stock plan, the Company has no other stock based compensation plans.

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Earnings per share
Net income	$9,646	$9,007	$9,788
Less: distributed earnings allocated to participating securities	(27)	(25)	(23)

Net earnings available to common shareholders	$9,619	$8,982	$9,765

Weighted average common shares outstanding including participating securities	4,628,178	4,676,547	4,695,876
Less: average unvested restricted shares	(32,211)	(30,618)	(29,888)

Weighted average common shares outstanding	4,595,967	4,645,929	4,665,988

Basic earnings per share	$2.08	$1.93	$2.08

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 13 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $1.5 and $5.9 million at December 31, 2014 and 2013, respectively. New loans approved during 2014 were $428 thousand. During 2014, subsequent advances totaled $10.1 million and payments of $10.6 million were received. The difference in related borrowings amounted to $502 thousand, net reduction. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2014 and 2013, amounted to $26.1 million and $22.3 million, respectively.

Note 14 – Off Balance Sheet Activities

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2014 and 2013 was $207 thousand and $163 thousand, respectively.

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2014	2013

Commitments to extend credit	$212,258	$201,891
Credit card arrangements	15,064	14,818
Standby letters of credit	694	1,567

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 15 – Minimum Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 2014, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2014 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2014 and 2013 are as follows:

					To Be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under the Prompt Corrective Action Provisions
As of December 31, 2014	(000’s) Amount	Ratio	(000’s) Amount	Ratio	(000’s) Amount		Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$114,702	16.68%	$55,028	8.00%	$	N/A	N/A
Farmers & Merchants State Bank	98,154	14.35%	54,710	8.00%		68,388	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	108,590	15.79%	27,514	4.00%		N/A	N/A
Farmers & Merchants State Bank	92,042	13.46%	27,355	4.00%		41,033	6.00%
Tier 1 Capital (to Adjusted Total Assets)
Consolidated	108,590	11.70%	37,111	4.00%		N/A	N/A
Farmers & Merchants State Bank	92,042	10.01%	36,785	4.00%		45,981	5.00%

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 15 – Minimum Regulatory Capital Requirements (Continued)

					To Be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under the Prompt Corrective Action Provisions
As of December 31, 2013	(000’s) Amount	Ratio	(000’s) Amount	Ratio	(000’s) Amount	Ratio
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	$107,752	16.34%	$52,756	8.00%	N/A	N/A
Farmers & Merchants State Bank	92,838	14.10%	52,674	8.00%	$65,843	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	102,395	15.53%	26,378	4.00%	N/A	N/A
Farmers & Merchants State Bank	87,481	13.29%	26,337	4.00%	39,506	6.00%
Tier 1 Capital (to Adjusted Total Assets)
Consolidated	102,395	10.88%	37,644	4.00%	N/A	N/A
Farmers & Merchants State Bank	87,481	9.40%	37,228	4.00%	46,535	5.00%

Note 16 – Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $14.7 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

Note 17 – Fair Value of Financial Instruments

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 17 – Fair Value of Financial Instruments (Continued)

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

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The carrying value of Federal Funds purchased and securities sold under agreement to repurchase approximates fair values.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 17 – Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2014 and 2013, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities. The table excludes the following:

Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 2014					December 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$24,295	$24,295	$24,295	$—	$—	$19,263	$19,263	$19,263	$—	$—
Securities - available for sale	248,492	248,492	25,393	215,168	7,931	324,509	324,509	25,272	288,891	10,346
Other Securities	3,717	3,717	—	—	3,717	4,216	4,216	—	—	4,216
Loans, net	616,021	625,377	—	—	625,377	570,919	579,992	—	—	579,992
Interest receivable	3,578	3,578	—	—	3,578	3,694	3,694	—	—	3,694

Total Assets	$896,103	$905,459	$49,688	$215,168	$640,603	$922,601	$931,674	$44,535	$288,891	$598,248

Financial Liabilities:
Interest bearing Deposits	$403,051	$403,801	$—	$—	$403,801	$429,652	$429,750	$—	$—	$429,750
Non-interest bearing Deposits	164,009	164,009	—	164,009	—	110,452	110,452	—	110,452	—
Time Deposits	195,500	196,545	—	—	196,545	236,360	236,027	—	—	236,027

Total Deposits	$762,560	$764,355	$—	$164,009	$600,346	$776,464	$776,229	$—	$110,452	$665,777
Federal Funds purchased and Securities sold under agreement to repurchase	55,962	55,962	—	—	55,962	69,756	69,756	—	—	69,756
Federal Home Loan Bank advances	—	—	—	—	—	4,500	4,570	—	—	4,570
Interest payable	207	207	—	—	207	223	223	—	—	223
Dividends payable	965	965	—	965	—	967	967	—	967	—

Total Liabilities	$819,694	$821,489	$—	$164,974	$656,515	$851,910	$851,745	$—	$111,419	$740,326

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 17 – Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013, and the valuation techniques used by the Company to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities in active markets that the Company has the ability to access.

Available-for-sale securities – When quoted prices are available in an active market, securities are valued using the quoted price and are classified as Level 1. The quoted prices are not adjusted.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 17 – Fair Value of Financial Instruments (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

($ in Thousands)	Quoted Prices in Active	Significant	Significant
December 31, 2014	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,393	$—	$—
U.S. Government agency	—	119,234	—
Mortgage-backed securities	—	29,562	—
State and local governments	—	66,372	7,931

Total Securities Available for Sale	$25,393	$215,168	$7,931

($ in Thousands)	Quoted Prices in Active	Significant	Significant
December 31, 2013	Active Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,272	$—	$—
U.S. Government agency	—	172,972	—
Mortgage-backed securities	—	44,792	—
State and local governments	—	71,127	10,346

Total Securities Available for Sale	$25,272	$288,891	$10,346

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2014	$8,802	$1,544	$10,346
Change in Market Value	(1,104)	(251)	(1,355)
Purchases	—	—	—
Sales	—	—	—
Payments & Maturities	(1,060)	—	(1,060)

Balance at December 31, 2014	$6,638	$1,293	$7,931

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 17 – Fair Value of Financial Instruments (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2013	$14,863	$1,545	$16,408
Change in Market Value	(1,852)	(1)	(1,853)
Purchases	519	—	519
Sales	—	—	—
Payments & Maturities	(4,728)	—	(4,728)

Balance at December 31, 2013	$8,802	$1,544	$10,346

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

There have been no transfers between Levels 1, 2, and 3 during 2014 and 2013.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2014 and 2013, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2014 and 2013, impaired loans categorized as Level 3 were $1.5 and $1.9 million, respectively. The specific allocation for impaired loans was $386.9 thousand as of December 31, 2014 and $516.1 thousand as of December 31, 2013, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value:

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014
($ in Thousands)	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2014
Impaired loans	$1,456	$—	$—	$1,456	$(168)
Other real estate owned - residential mortgages	21	—	—	21	(8)
Other real estate owned - commercial	23	—	—	23	(32)

Total change in fair value					$(208)

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013
($ in Thousands)	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2013
Impaired loans	$1,924	$—	$—	$1,924	$(525)
Other real estate owned - residential mortgages	964	—	—	964	—
Other real estate owned - commercial	1,127	—	—	1,127	(64)

Total change in fair value					$(589)

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

State and political subdivision securities	$7,931	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5%

Impaired Loans	1,456	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned - residential	21	Appraisals	Discount to reflect current market	0-20%

Other real estate owned - commercial	23	Appraisals	Discount to reflect current market	0-20%

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

State and political subdivision securities	$10,346	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5%

Impaired Loans	1,924	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned - residential	964	Appraisals	Discount to reflect current market	0-20%

Other real estate owned - commercial	1,127	Appraisals	Discount to reflect current market	0-20%

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2014, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 18 – Condensed Financial Statements of Parent Company

Balance Sheet

	(In Thousands)
	2014	2013
Assets
Cash	$302	$322
Related party receivables:
Dividends & Accounts receivable from subsidiary	2,030	951
Accrued interest receivable Municipals	58	49
Note receivable from Bank subsidiary	—	—
Securities - Municipals	14,998	14,956
Investment in subsidiaries	98,088	93,436

Total Assets	$115,476	$109,714

Liabilities
Accrued expenses	$18	$130
Dividends payable	965	967

Total Liabilities	983	1,097

Stockholders’ Equity	114,493	108,617

Total Liabilities and Stockholders’ Equity	$115,476	$109,714

Statement of Income

	(In Thousands)
	2014	2013	2012
Income
Dividends from subsidiary	$5,725	$3,830	$3,870
Interest	—	566	713
Interest Municipals	215	30	—

Total Income	5,940	4,426	4,583

Operating Expenses	577	304	305

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	5,363	4,122	4,278
Income Taxes	(196)	89	139

	5,559	4,033	4,139
Equity in undistributed earnings of Subsidiaries	4,087	4,974	5,649

Net Income	$9,646	$9,007	$9,788

Other Comprehensive Loss:
Unrealized gains (losses) on securities	$438	$(6,087)	$(288)

Comprehensive Income	$10,084	$2,920	$9,500

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 18 – Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows

	(In Thousands)
	2014	2013	2012
Cash Flows from Operating Activities
Net income	$9,646	$9,007	$9,788
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	(4,087)	(4,974)	(5,649)
Accretion & Amortization of Securities	146	21
Changes in Assets and Liabilities:
Dividends receivable	(1,025)	(10)	260
Other Assets and Liabilities	(12)	52	282

Net Cash Provided by Operating Activities	4,668	4,096	4,681
Cash Flows from Investing Activities
Investing in Subsidiary	(250)	—	—
Purchase of Available for Sale Securities	—	(14,992)	—
Repayment of Subsidiary Subordinated Debt	—	15,000	—

Net Cash Provided by Investing Activities	(250)	8	—
Cash Flows from Financing Activities
Payment of dividends	(3,862)	(3,719)	(3,597)
Purchase of Treasury Stock	(576)	(1,236)	(894)

Net Cash Used in Financing Activities	(4,438)	(4,955)	(4,491)

Net Change in Cash and Cash Equivalents	(20)	(851)	190
Cash and Cash Equivalents
Beginning of year	322	1,173	983

Cash and Cash Equivalents
End of year	$302	$322	$1,173

The intercompany subordinated debt between the Company and the Bank matured during the fourth quarter of 2013. The Company invested the proceeds into tax exempt municipal securities, thereby replacing a revenue stream independent of dividends from the Bank with which to operate. The Company also benefits from a more favorable tax treatment for these holdings.

During the fourth quarter of 2014, the Company established a new subsidiary, Farmers & Merchants Risk Management, Inc. which is a Captive insurance company.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

Note 19 – Quarterly Financial Data

Quarterly Financial Data – UNAUDITED

	(000’s omitted except per share data)
	Quarter Ended in 2014
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$8,159	$8,304	$8,471	$8,519
Interest expense	944	970	895	907

Net Interest Income	7,215	7,334	7,576	7,612
Provision for loan loss	428	444	282	37

Net interest income after provision of loan loss	6,787	6,890	7,294	7,575
Other income (expense)	(3,955)	(3,456)	(3,818)	(3,800)

Net income before income taxes	2,832	3,434	3,476	3,775
Income taxes	874	881	1,002	1,114

Net income	$1,958	$2,553	$2,474	$2,661

Earnings per Common Share	$0.42	$0.55	$0.54	$0.57

Average common shares outstanding	4,637,172	4,626,309	4,621,298	4,627,338

	Quarter Ended in 2013
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$7,702	$7,765	$7,844	$8,117
Interest expense	1,233	1,184	1,129	1,058

Net Interest Income	6,469	6,581	6,715	7,059
Provision for loan loss	167	112	303	276

Net interest income after provision for loan loss	6,302	6,469	6,412	6,783
Other income (expense)	(3,218)	(2,958)	(3,555)	(3,632)

Net income before income taxes	3,084	3,511	2,857	3,151
Income taxes	932	1,009	791	864

Net income	$2,152	$2,502	$2,066	$2,287

Earnings per common share	$0.46	$0.53	$0.45	$0.49

Average common shares outstanding	4,683,659	4,679,971	4,682,655	4,660,096

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

MANAGEMENT REPORT REGARDING

DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Eugene N. Burkholder	62	President, Falor Farm Center, Inc.	2012

Steven A. Everhart	60	Self Employed	2003

Darryl L. Faye	69	Retired CFO in Healthcare Industry	2012

Jo Ellen Hornish	60	CEO Hornish Bros, Inc./Fountain City Leasing, Inc./ Advantage Powder Coating, Inc.	2013

Jack C. Johnson	62	President, Hawk’s Clothing, Inc.	1991

Marcia S. Latta	53	Vice President / Division of University Advancement / University of Findlay	2009

Steven J. Planson	55	President, Planson Farms, Inc.	2008

Anthony J. Rupp	65	President, Rupp Furniture Co.	2000

James C. Saneholtz	68	President, Saneholtz-McKarns, Inc.	1995

Kevin J. Sauder	54	President/CEO, Sauder Woodworking Co.	2004

Paul S. Siebenmorgen	65	President/CEO of the Corporation and The Farmers & Merchants State Bank	2005

Steven J. Wyse	70	Private Investor	1991

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Jack C. Johnson	62	Chairman

Paul S. Siebenmorgen	65	President & Chief Executive Officer

Barbara J. Britenriker	53	Executive Vice President Chief Financial Officer

Todd A. Graham	64	Executive Vice President Chief Lending Officer

Edward A. Leininger	58	Executive Vice President Chief Operating Officer

Rex D. Rice	56	Executive Vice President Senior Commercial Banking Director

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2015, and is incorporated herein by reference. The information called for under Item 405 of Regulation S-K regarding compliance with Section 16(a) and called for under Item 407(d)(5) regarding the existence of a Financial Expert on the Audit Committee of the Company’s Board of Directors is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2015, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2015, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 16, 2015 and is incorporated herein by reference.

On April 23, 2005 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan. The plan authorizes the issuance of up to 800,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested or such shares of restricted stock will be forfeited. During 2014, 13,250 shares were awarded to 61 employees and 780 were forfeited due to employee terminations that occurred prior to the applicable vesting dates. In addition, 965 shares had vesting accelerated and were paid to retiring officers. 23,570 shares were purchased during 2014. At year end, the Company held 572,662 shares in Treasury stock and 33,390 unvested shares of restricted stock.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	711,243
Equity compensation plans not approved by security holders	—	$—	—

Total	—	$—	711,243

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2015, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2015, and is incorporated herein by reference.

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

By	/s/ Paul S. Siebenmorgen	Date:	February 25, 2015
Paul S. Siebenmorgen
Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date:	February 25, 2015	/s/ Barbara J. Britenriker	Date:	February 25, 2015
Paul S. Siebenmorgen			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)

/s/ Eugene N. Burkholder	Date:	February 25, 2015	/s/ Steven A. Everhart	Date:	February 25, 2015
Dexter L. Benecke, Director			Steven A. Everhart, Director

/s/ Darryl L. Faye	Date:	February 25, 2015	/s/ Jo Ellen Hornish	Date:	February 25, 2015
Darryl L. Faye, Director			Jo Ellen Hornish, Director

/s/ Jack C. Johnson	Date:	February 25, 2015	/s/ Marcia S. Latta	Date:	February 25, 2015
Jack C. Johnson, Director			Marcia S. Latta, Director

/s/ Steven J. Planson	Date:	February 25, 2015	/s/ Anthony J. Rupp	Date:	February 25, 2015
Steven J. Planson, Director			Anthony J. Rupp, Director

/s/ James C. Saneholtz	Date:	February 25, 2015	/s/ Kevin J. Sauder	Date:	February 25, 2015
James C. Saneholtz, Director			Kevin J. Sauder, Director

/s/ Steven J. Wyse	Date:	February 25, 2015
Steven J. Wyse, Director