Form 10-Q
period 2015-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2015-04-29
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,608,453
Class	Outstanding as of April 29, 2015

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Condensed Consolidated Balance Sheets (in thousands of dollars)
	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$28,525	$22,246
Federal Funds Sold	16,576	2,049

Total cash and cash equivalents	45,101	24,295

Securities - available-for-sale	246,070	248,492
Other Securities, at cost	3,717	3,717
Loans, net	608,732	616,021
Premises and equipment	19,997	20,300
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,016	2,023
Other Real Estate Owned	1,098	1,094
Other assets	20,590	21,197

Total Assets	$951,395	$941,213

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$156,994	$164,009
Interest-bearing
NOW accounts	194,853	179,862
Savings	233,378	223,189
Time	191,462	195,500

Total deposits	776,687	762,560

Federal funds purchased and securities sold under agreement to repurchase	51,741	55,962
Dividend payable	963	965
Accrued expenses and other liabilities	5,473	7,233

Total liabilities	834,864	826,720

Commitments and Contingencies

Stockholders’ Equity
Common stock - No par value - 6,500,000 shares authorized 5,200,000 shares issued	13,039	12,222
Treasury Stock - 591,547 shares 2015, 572,662 shares 2014	(13,165)	(11,928)
Retained earnings	115,143	113,755
Accumulated other comprehensive income	1,514	444

Total stockholders’ equity	116,531	114,493

Total Liabilities and Stockholders’ Equity	$951,395	$941,213

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2014, Condensed Consolidated Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

	Condensed Consolidated Statement of Income & Comprehensive Income (in thousands of dollars, except per share data) Three Months Ended
	March 31, 2015	March 31, 2014
Interest Income
Loans, including fees	$7,094	$6,676
Debt securities:
U.S. Treasury and government agency	596	912
Municipalities	447	525
Dividends	37	43
Federal funds sold	2	—
Other	8	3

Total interest income	8,184	8,159
Interest Expense
Deposits	797	878
Federal funds purchased and securities sold under agreements to repurchase	61	62
Borrowed funds	—	4

Total interest expense	858	944

Net Interest Income - Before provision for loan losses	7,326	7,215
Provision for Loan Losses	114	428

Net Interest Income After Provision For Loan Losses	7,212	6,787
Noninterest Income
Customer service fees	1,359	1,246
Other service charges and fees	914	792
Net gain on sale of loans	175	89
Net gain on sale of available-for-sale securities	109	122

Total noninterest income	2,557	2,249
Noninterest Expense
Salaries and Wages	2,655	2,434
Employee benefits	1,064	845
Net occupancy expense	355	303
Furniture and equipment	422	394
Data processing	329	314
Franchise taxes	187	195
Net loss on sale of other assets owned	6	39
FDIC Assessment	119	132
Mortgage servicing rights amoritzation	80	82
Other general and administrative	1,348	1,466

Total other operating expenses	6,565	6,204

Income Before Income Taxes	3,204	2,832
Income Taxes	853	874

Net Income	$2,351	$1,958

Other Comprehensive Income (Loss)(Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	1,730	(901)
Reclassification adjustment for gain on sale of available-for-sale securities	(109)	(122)

Net unrealized gains (loss) on available-for-sale securities	1,621	(1,023)
Tax effect	(551)	348

Other Comprehensive Income (Loss)	1,070	(675)
Comprehensive Income	$3,421	$1,283

Earnings Per Share - Basic and Diluted	$0.51	$0.42

Weighted Average Shares Outstanding	4,623,322	4,637,172

Dividends Declared	$0.21	$0.21

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Condensed Consolidated Statements of Cash Flows (in thousands of dollars) Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities
Net income	$2,351	$1,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	390	361
Accretion and amortization of securities, net	294	419
Amortization of servicing rights	80	82
Amortization of core deposit intangible	81	120
Compensation expense related to stock awards	78	61
Provision for loan loss	114	428
Gain on sale of loans	(175)	(89)
Originations of loans held for sale	(9,199)	(4,523)
Proceeds from sale of loans held for sale	9,658	4,942
Loss on sale of other assets	6	39
Gain on sales of securities available for sale	(109)	(122)
Change in other assets and other liabilities, net	(1,701)	(999)

Net cash provided by operating activities	1,868	2,677
Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	1,790	6,799
Sales	16,301	9,169
Purchases	(14,233)	—
Proceeds from sales of assets	1	—
Additions to premises and equipment	(88)	(192)
Loan originations and principal collections, net	6,716	(7,386)

Net cash provided by investing activities	10,487	8,390
Cash Flows from Financing Activities
Net increase in deposits	14,127	13,800
Net change in federal funds purchased and securities sold under agreemenst to repurchase	(4,221)	(10,981)
Repayment of FHLB advances	—	(4,500)
Purchase of Treasury Stock	(490)	(98)
Cash dividends paid on common stock	(965)	(967)

Net cash provided by (used in) financing activities	8,451	(2,746)

Net increase in Cash and Cash Equivalents	20,806	8,321
Cash and cash equivalents - Beginning of year	24,295	19,263

Cash and cash equivalents - End of period	$45,101	$27,584

Supplemental Information
Cash paid during the year for:
Interest	$852	$1,034

Income taxes	$520	$77

Noncash investing activities:
Transfer of loans to other real estate owned	$46	$110

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that are expected for the year ended December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

NOTE 2 ASSET PURCHASES

The Company recognized core deposit intangible assets of $1.09 million with the purchase of the Hicksville office on July 9, 2010. These are being amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis.

An office was purchased on December 13, 2013 in Custar, Ohio. Core deposit intangible assets of $1.17 million were recognized and are being amortized over its remaining economic useful life of the deposits of 7 years on a straight line basis.

The amortization expense for the year ended December 31, 2014 was $480 thousand. Of the $323 thousand to be expensed in 2015, $81 thousand has been expensed for the three months ended March 31, 2015. $120 thousand was expensed for the three months ended March 31, 2014.

	Hicksville	Custar	Total
2015	$155	$168	$323
2016	155	167	322
2017	78	167	245
2018	—	167	167
2019	—	167	167
Thereafter	—	161	161

	$388	$997	$1,385

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$33,989	$11	$(129)	$33,871
U.S. Government agency	106,374	410	(309)	106,475
Mortgage-backed securities	27,435	621	(40)	28,016
State and local governments	75,978	1,809	(79)	77,708

	$243,776	$2,851	$(557)	$246,070

	(In Thousands)
	December 13, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$25,833	$—	$(440)	$25,393
U.S. Government agency	120,154	391	(1,311)	119,234
Mortgage-backed securities	29,067	557	(62)	29,562
State and local governments	72,765	1,671	(133)	74,303

	$247,819	$2,619	$(1,946)	$248,492

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
NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2015
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$(129)	$20,464
U.S. Government agency	—	—	(309)	56,987
Mortgage-backed securities	—	—	(40)	4,013
State and local governments	(46)	6,071	(33)	3,929

Total available-for-sale securities	$(46)	$6,071	$(511)	$85,393

	(In Thousands)
	December 31, 2014
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$(440)	$25,393
U.S. Government agency	(1)	5,458	(1,310)	82,803
Mortgage-backed securities	—	—	(62)	7,900
State and local governments	(31)	3,442	(102)	7,756

Total available-for-sale securities	$(32)	$8,900	$(1,914)	$123,852

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

Below are the gross realized gains and losses as of March 31 for each of the years presented.

	(In Thousands)
	2015	2014
Gross realized gains	$109	$122
Gross realized losses	—	—

Net realized gains	$109	$122

Tax expense related to net realized gains	$37	$42

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gain is included in net gain on sale of securities available-for-sale and the related tax expense is included in income tax expense in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 3 SECURITIES (Continued)

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$16,889	$17,109
After one year through five years	155,066	155,808
After five years through ten years	37,255	37,854
After ten years	7,131	7,283

Total	$216,341	$218,054
Mortgage-backed securities	27,435	28,016

Total	$243,776	$246,070

Investments with a carrying value and fair value of $176.9 million at March 31, 2015 were pledged to secure public deposits and securities sold under repurchase agreements. This amount is just $8 thousand less than the figure at December 31, 2014.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of March 31, 2015.

NOTE 4 LOANS

The Company had $457 thousand in consumer real estate loans held for sale as of March 31, 2015 as compared to $459 thousand in loans held for sale on December 31, 2014. Due to lack of materiality, these loans are included in the Consumer Real Estate loans below.

Loan balances as of March 31, 2015 and December 31, 2014:

	(In Thousands)
	March 31, 2015	December 31, 2014
Loans:
Commercial real estate	$271,676	$270,188
Agricultural real estate	51,467	50,895
Consumer real estate	97,142	97,550
Commercial and industrial	95,128	100,126
Agricultural	71,474	74,611
Consumer	23,605	24,277
Industrial Development Bonds	4,673	4,698

	615,165	622,345
Less: Net deferred loan fees and costs	(456)	(419)

	614,709	621,926
Less: Allowance for loan losses	(5,977)	(5,905)

Loans - Net	$608,732	$616,021

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

The following is a maturity schedule by major category of loans as of March 31, 2015:

	Maturities (In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer Real Estate	$10,983	$19,428	$66,731
Agricultural Real Estate	3,713	13,800	33,954
Agricultural	40,522	26,855	4,097
Commercial Real Estate	30,529	84,230	156,917
Commercial/Industrial	55,841	34,222	5,065
Consumer	4,813	14,487	4,305
Industrial Development Bonds	2,498	127	2,048

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2015. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer Real Estate	$77,681	$19,461
Agricultural Real Estate	37,478	13,989
Agricultural	66,318	5,156
Commercial Real Estate	187,012	84,664
Commercial/Industrial	77,104	18,024
Consumer	19,528	4,077
Industrial Development Bonds	4,505	168

As of March 31, 2015 and December 31, 2014 one to four family residential mortgage loans amounting to $20.1 and $20.8 million, respectively, have been pledged as security for future loans the Bank may utilize from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio segment of loans as of March 31, 2015 and December 31, 2014, net of deferred fees and costs:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
March 31, 2015
Consumer Real Estate	$368	$580	$227	$1,175	$95,844	$97,019	$—
Agricultural Real Estate	—	—	222	222	51,174	51,396	—
Agricultural	—	—	54	54	71,517	71,571	—
Commercial Real Estate	14	—	978	992	270,209	271,201	—
Commercial and Industrial	35	—	84	119	99,776	99,895	—
Consumer	34	3	20	57	23,570	23,627	—

Total	$451	$583	$1,585	$2,619	$612,090	$614,709	$—

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
December 31, 2014
Consumer Real Estate	$713	$50	$436	$1,199	$96,351	$97,550	$—
Agricultural Real Estate	—	—	—	—	50,895	50,895	—
Agricultural	25	—	—	25	74,586	74,611	—
Commercial Real Estate	78	204	709	991	269,197	270,188	—
Commercial and Industrial	—	8	—	8	104,816	104,824	—
Consumer	25	8	29	62	23,796	23,858	—

Total	$841	$270	$1,174	$2,285	$619,641	$621,926	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2015 and December 31, 2014:

	(In Thousands)
	March 31 2015	December 31 2014
Consumer Real Estate	$703	$628
Agricultural Real Estate	222	—
Agricultural	78	—
Commercial Real Estate	978	709
Commercial and Industrial	423	339
Consumer	20	29

Total	$2,424	$1,705

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:

a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.

c.	The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment.

f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:

a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.

9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by class based on the most recent analysis performed as of March 31, 2015 and December 31, 2014:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
March 31, 2015
1-2	$4,829	$9,098	$983	$1,817	$—
3	16,349	25,784	33,466	15,864	4,264
4	29,674	36,611	231,346	74,948	409
5	332	54	2,423	2,179	—
6	212	—	2,274	178	—
7	—	24	709	236	—
8	—	—	—	—	—

Total	$51,396	$71,571	$271,201	$95,222	$4,673

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2014
1-2	$4,319	$11,490	$1,072	$1,771	$—
3	15,780	26,871	34,229	15,582	4,289
4	30,472	36,225	225,015	80,079	409
5	111	—	7,083	2,299	—
6	213	—	2,080	165	—
7	—	25	709	230	—
8	—	—	—	—	—

Total	$50,895	$74,611	$270,188	$100,126	$4,698

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2015 and December 31, 2014.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	March 31 2015	December 31 2014
Grade
Pass	$96,404	$97,007
Special Mention (5)	—	—
Substandard (6)	519	446
Doubtful (7)	96	97

Total	$97,019	$97,550

	(In Thousands)
	Consumer - Credit		Consumer - Other
	March 31 2015	December 31 2014	March 31 2015	December 31 2014

Performing	$3,514	$3,987	$20,099	$19,846
Nonperforming	1	—	13	25

Total	$3,515	$3,987	$20,112	$19,871

Information about impaired loans as of March 31, 2015, December 31, 2014 and March 31, 2014 are as follows:

	(In Thousands)
	March 31, 2015	December 31, 2014	March 31, 2014
Impaired loans without a valuation allowance	$624	$675	$1,116
Impaired loans with a valuation allowance	1,619	1,168	943

Total impaired loans	$2,243	$1,843	$2,059

Valuation allowance related to impaired loans	$428	$387	$261
Total non-accrual loans	$2,424	$1,705	$2,615
Total loans past-due ninety days or more and still accruing	$—	$—	$—
Quarter ended average investment in impaired loans	$1,958	$1,730	$2,312
Year to date average investment in impaired loans	$1,958	$1,929	$2,312

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $1.3 million of its impaired loans classified as troubled debt restructured (TDR) as of March 31, 2015, $797.2 thousand as of December 31, 2014 and $974.0 thousand as of March 31, 2014. During the first quarter 2015, two new loans were considered TDR. These encompassed one loan that is making interest-only payments, and one loan that is on a modified amortization schedule.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

The following table represents three months ended March 31, 2015.

March 31, 2015 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	1	$528	$430
Commercial and Industrial	1	28	24

The following table represents three months ended March 31, 2014.

March 31, 2014 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Ag Real Estate	2	153	141

For the three month periods ended March 31, 2015 and 2014, there were no TDRs that subsequently defaulted after modification.

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans for three months ended March 31, 2015 and March 31, 2014.

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2015
With no related allowance recorded:
Consumer real estate	$157	$157	$—	$173	$—
Agricultural real estate	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial and industrial	467	467	—	469	7
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	96	96	35	96	3
Agricultural real estate	—	—	—	—	—
Agricultural	24	24	24	24	—
Commercial real estate	1,139	1,139	131	852	—
Commercial and industrial	360	360	238	337	—
Consumer	—	—	—	7	—

Totals:
Consumer real estate	$253	$253	$35	$269	$3

Agricultural real estate	$—	$—	$—	$—	$—

Agricultural	$24	$24	$24	$24	$—

Commercial real estate	$1,139	$1,139	$131	$852	$—

Commercial and industrial	$827	$827	$238	$806	$7

Consumer	$—	$—	$—	$7	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2014
With no related allowance recorded:
Consumer real estate	$72	$72	$—	$145	$—
Agricultural real estate	141	141	—	328	—
Agricultural	—	—	—	—	—
Commercial real estate	904	904	—	2,112	14
Commercial and industrial	—	—	—	25	9
Consumer	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	109	109	44	523	1
Agricultural real estate	—	—	—	177	—
Agricultural	—	—	—	—	—
Commercial real estate	481	481	107	284	—
Commercial and industrial	352	352	110	1,968	7
Consumer	—	—	—	—	—

Totals:
Consumer real estate	$181	$181	$44	$668	$1

Agricultural real estate	$141	$141	$—	$505	$—

Agricultural	$—	$—	$—	$—	$—

Commercial real estate	$1,385	$1,385	$107	$2,396	$14

Commercial and industrial	$352	$352	$110	$1,993	$16

Consumer	$—	$—	$—	$—	$—

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructuring by Creditors. As of March 31, 2015, the Company had $452 thousand of foreclosed residential real estate property obtained by physical possession and $465 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014
Allowance for Loan & Lease Losses
Balance at beginning of year	$5,905	$5,194
Provision for loan loss	114	1,191
Loans charged off	(92)	(778)
Recoveries	50	298

Allowance for Loan & Lease Losses	$5,977	$5,905

Allowance for Unfunded Loan Commitments & Letters of Credit	$202	$207

Total Allowance for Credit Losses	$6,179	$6,112

The Company segregates its ALLL into two reserves: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

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

Additional analysis related to the allowance for credit losses for three months ended March 31, 2015 and March 31, 2014 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$537	$184	$547	$2,367	$1,421	$323	$207	$526	$6,112
Charge Offs	—	—	—	—	—	(92)	—	—	$(92)
Recoveries	2	—	1	1	5	41	—	—	$50
Provision (Credit)	(42)	3	(24)	(156)	(7)	12	—	328	$114
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(5)	—	$(5)

Ending Balance	$497	$187	$524	$2,212	$1,419	$284	$202	$854	$6,179

Ending balance: individually evaluated for impairment	$35	$—	$24	$131	$238	$—	$—	$—	$428
Ending balance: collectively evaluated for impairment	$462	$187	$500	$2,081	$1,181	$284	$202	$854	$5,751

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$97,019	$51,396	$71,571	$271,201	$99,895	$23,627	$—	$—	$614,709

Ending balance: individually evaluated for impairment	$253	$—	$24	$1,139	$827	$—	$—	$—	$2,243
Ending balance: collectively evaluated for impairment	$96,766	$51,396	$71,547	$270,062	$99,068	$23,627	$—	$—	$612,466

Ending balance: loans acquired with deteriorated credit quality	$520	$—	$—	$—	$—	$—	$—	$—	$520

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 4 LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357
Charge Offs	(64)	—	—	(201)	—	(101)	—	—	$(366)
Recoveries	10	—	1	2	5	51	—	—	$69
Provision (Credit)	199	—	(3)	50	(34)	28	—	188	$428
Other Non-interest expense related to unfunded	—	—	—	—	—	—	17	—	$17

Ending Balance	$402	$131	$324	$1,958	$1,330	$270	$180	$910	$5,505

Ending balance: individually evaluated for impairment	$44	$—	$—	$107	$110	$—	$—	$—	$261
Ending balance: collectively evaluated for impairment	$358	$131	$324	$1,851	$1,220	$270	$180	$910	$5,244

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$91,368	$49,629	$64,859	$261,634	$94,358	$21,024	$—	$—	$582,872

Ending balance: individually evaluated for impairment	$181	$141	$—	$1,385	$352	$—	$—	$—	$2,059
Ending balance: collectively evaluated for impairment	$91,187	$49,488	$64,859	$260,249	$94,006	$21,024	$—	$—	$580,813

Ending balance: loans acquired with deteriorated credit quality	$536	$—	$—	$—	$—	$—	$—	$—	$536

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 EARNINGS PER SHARE

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

	Year Ended
	March 31, 2015	March 31, 2014
Earnings per share
Net income	$2,351	$1,958
Less: distributed earnings allocated to participating securities	(7)	$(7)

Net earnings available to common shareholders	$2,344	$1,951

Weighted average common shares outstanding including participating securities	4,623,322	4,637,172
Less: average unvested resticted shares	(32,923)	(31,680)

Weighted average common shares outstanding	4,590,399	4,605,492

Basic earnings and diluted per share	$0.51	$0.42

NOTE 6 FAIR VALUE OF INSTRUMENTS

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Securities – Available-for-sale

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

The carrying value of short-term borrowings approximates fair values.

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2015 and December 31, 2014 are reflected below.

	(In Thousands)
	March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$45,101	$45,101	$45,101	$—	$—
Securities - available-for-sale	246,070	246,070	33,871	204,362	7,837
Other Securities	3,717	3,717	—	—	3,717
Loans, net	608,732	617,945	—	—	617,945
Interest receivable	3,998	3,998	—	—	3,998

Total Assets	$907,618	$916,831	$78,972	$204,362	$633,497

Financial Liabilities:
Interest bearing Deposits	$428,231	$428,242	$—	$—	$422,806
Non-interest bearing Deposits	156,994	156,994	—	156,994	—
Time Deposits	191,462	192,262	—	—	197,698

Total Deposits	$776,687	$777,498	$—	$156,994	$620,504

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	51,741	51,741	—	—	51,741
Interest payable	213	213	—	—	213
Dividends payable	963	963	—	963	—

Total Liabilities	$829,604	$830,415	$—	$157,957	$672,458

	(In Thousands)
	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$24,295	$24,295	$24,295	$—	$—
Securities - available-for-sale	248,492	248,492	25,393	215,168	7,931
Other Securities	3,717	3,717	—	—	3,717
Loans, net	616,021	625,377	—	—	625,377
Interest receivable	3,578	3,578	—	—	3,578

Total Assets	$896,103	$905,459	$49,688	$215,168	$640,603

Financial Liabilities:
Interest bearing Deposits	$403,051	$403,801	$—	$—	$403,801
Non-interest bearing Deposits	164,009	164,009	—	164,009	—
Time Deposits	195,500	196,545	—	—	196,545

Total Deposits	$762,560	$764,355	$—	$164,009	$600,346

Federal Funds Purchased and Securities
Sold Under Agreement to Repurchase	55,962	55,962	—	—	55,962
Interest payable	207	207	—	—	207
Dividends payable	965	965	—	965	—

Total Liabilities	$819,694	$821,489	$—	$164,974	$656,515

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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
NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
March 31, 2015
Assets - (Securities Available-for-Sale)
U.S. Treasury	$33,871	$—	$—
U.S. Government agency	—	106,475	—
Mortgage-backed securities	—	28,016	—
State and local governments	—	69,871	7,837

Total Securities Available-for-Sale	$33,871	$204,362	$7,837

	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
December 31, 2014
Assets - (Securities Available-for-Sale)
U.S. Treasury	$25,393	$—	$—
U.S. Government agency	—	119,234	—
Mortgage-backed securities	—	29,562	—
State and local governments	—	66,372	7,931

Total Securities Available-for-Sale	$25,393	$215,168	$7,931

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of March 31, 2015 and March 31, 2014.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2015	$6,638	$1,293	$7,931
Change in Market Value	(3)	109	106
Payments & Maturities	(200)	—	(200)

Balance at March 31, 2015	$6,435	$1,402	$7,837

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2014	$8,802	$1,544	$10,346
Change in Market Value	(1,121)	(369)	(1,490)
Payments & Maturities	(200)	—	(200)

Balance at March 31, 2014	$7,481	$1,175	$8,656

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2015 and December 31, 2014, such assets consist primarily of impaired loans. Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At March 31, 2015 and December 31, 2014, impaired loans categorized as Level 3 were $1.8 and $1.5 million, respectively. The specific allocation for impaired loans was $428 and $387 thousand as of March 31, 2015 and December 31, 2014, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and political subdivision securities	$7,837	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%
Impaired Loans	$1,815	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and political subdivision securities	$7,931	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%
Impaired Loans	$1,456	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned - residential	$21	Appraisals	Discount to reflect current market	0-20%
Other real estate owned - commercial	$23	Appraisals	Discount to reflect current market	0-20%

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)
NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on March 31, 2015 and December 31, 2014:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2015
(In Thousands)	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,815	$—	$—	$1,815

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014
(In Thousands)	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,456	$—	$—	$1,456
Other real estate owned residential mortgages	$21	$—	$—	$21
Other real estate owned commercial	$23	$—	$—	$23

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At March 31, 2015 and December 31, 2014, the Company estimates that there is no impairment of these assets.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (Company) is a financial holding company incorporated under the laws of Ohio in 1985. Our subsidiaries are, The Farmers & Merchants State Bank (Bank), a community bank operating in Northwest Ohio since 1897 and Farmers & Merchants Risk Management, Inc., a captive insurance company formed in December 2014 and located in Nevada. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.

For a discussion of the general development of the Company’s business throughout 2015, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “1st Quarter 2015 in Review”.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NATURE OF ACTIVITIES (Continued)

Unemployment rates continue to decline throughout the Company’s service area similar, though lower, than the national levels. Manufacturing activity has increased through much of the market area with the challenge of finding quality workers beginning to be a concern. Progress is slow and viewed with cautious optimism. Agricultural prices were lower than in recent years; however, stronger years’ performances softened the impact. 2015 has started with lower prices and farmers who have locked in prices and costs should be profitable but with lower margins. 2015 crop insurance no longer locks in a profit. The automotive, industry has begun 2015 with stronger sales and overall the local economies are seeing slow and steady improvement. Loan balances remain above the same period last year though slightly below yearend due to pay downs and pay offs in first quarter 2015. Improved net interest margin correlates to the higher loan to asset ratio and profitability also.

Overall, new 1-4 family residential and construction remains weak in the Company’s market area. A slight improvement over 2014 in the number of loans being processed has begun. The levels are far below previous refinancing years and the impact of possible higher rates may hamper opportunity.

The Bank opened an additional office during second half of 2014 in Sylvania, Ohio. The new office has performed well and is expected to provide new growth opportunities. The Bank also looks to continue its expansion strategy with additional offices in 2015.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATMs (Automated Teller Machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRAs (Individual Retirement Accounts) and HSAs (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and ACH (Automated Clearing House) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. An upgrade to the Bank’s bill pay program along with additional electronic services being offered occurred during third quarter of 2014. Changes in billing also took place during the third quarter. The Bank also restructured a portion of its checking portfolio with the introduction of two new offerings, “Secure” and “Pure” checking in 2014. Some of the Bank’s older checking products were discontinued. Secure checking incorporates identity theft protection and monitoring, Pure checking enables the depositor to offset fees by utilizing on-line statements and either conducting debit card activity or maintaining an overall deposit relationship.

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

Commercial and Industrial – Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition. Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect.

•	Loans above 100% are generally due to additional charges for extended warranties and/or insurance coverage periods of wage or death.

•	Boats, campers, motorcycles, RV’s and Motor Coaches range from 80%-90% based on age of vehicle.

•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with “in-house” first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NATURE OF ACTIVITIES (Continued) Consumer Loans (continued)

•	The Bank will only make Qualified Mortgages as defined by the Truth in Lending Act and Regulation Z.

•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture/Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.

•	Accounts Receivable:

•	Up to 80% LTV.

Inventory:

•	Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.

•	Commercial:

Maximum LTV of 50% on raw and finished goods.

•	Floor plan.

•	New/used vehicles to 100% of wholesale.

•	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.

•	Restaurant equipment up to 35% of market value.

•	Heavy trucks, tilted trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

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

In December of 2014, the Company became a financial holding company within the meaning of the Bank Holding Company Act of 1956 as amended, in order to provide the flexibility to take advantage of the expanded powers available to a financial holding company under the Act. Our subsidiary bank is in turn regulated and examined by the Ohio Division of Financial Institutions, and the Federal Deposit Insurance Corporation. The activities of our bank subsidiary are also subject to other federal and state laws and regulations. The Company also formed a captive insurance company (the “captive”) in December 2014 which is located in Nevada and regulated by the State of Nevada Division of Insurance. To enable the formation of the captive, the Company’s status was changed to a financial holding company from a bank holding company.

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
NATURE OF ACTIVITIES (Continued)

At March 31, 2015, we had 258 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

2015 IN REVIEW First Quarter Performance

New loans were out paced by the loan pay downs and payoffs during the first quarter of 2015. March 31, 2015 balances were lower than December 31, 2014 by $7.3 million. However, in comparing to March 31, 2014, net loans balances were $31.2 million higher. The improvement in loan to assets ratio in 2015 over the same period in 2014, was one of the factors for the improvement in the net interest income and margin.

The year of consistent loan growth throughout 2014 spurred improvement in interest income. Interest income from loans was higher by $418 thousand when comparing first quarter 2015 to 2014. Given that the strategy was to fund loan growth from the sales of securities, interest income from the securities portfolio was down $394 thousand from the same time periods. Overall, improvement in total interest income was $25 thousand for the first quarter ending March 31, 2015 compared to first quarter ending March 31, 2014.

Expanding on the positive improvement of interest income was the decrease in cost of funds during the first quarter. First quarter 2015 was lower by $86 thousand than first quarter 2014. The Company funded its assets with deposits, specifically core deposits. A significant decrease in time deposit balances also contributed to the first quarter 2015 lower cost of funds.

Combining the improvements in both interest income and interest expense, net interest income was up $111 thousand in 2015 as compared to 2014 for the first quarter. The benefit of the Company’s strategy of repositioning the balance sheet was very evident in the results of the comparison of first quarter activity on net interest income.

Total allowance provision for loan losses was $314 thousand lower for the first quarter 2015 as compared to same quarter 2014. Loan growth warranted a higher provision expense be taken in the first quarter 2014 than in 2015. Asset quality remained strong which also negated the need to increase the provision. Net charge offs for the first quarter of 2015 were $42 thousand compared to $297 thousand for first quarter 2014. In addition, overall past dues remain at historically low levels.

Combining with the improvement in net interest income was an increase in noninterest income. Gains on sales of loans almost doubled in comparison to same quarter previous year, $86 thousand higher than 2014’s first quarter of $89 thousand. In fact, in comparing first quarter 2015 to first quarter 2014, 2015 outperformed 2014 in all areas of noninterest income with the exception of gain on sale of securities. Customer service fees were positively impacted by the structural changes made to the Bank’s bill pay program and checking accounts. Additional services were added and the new bundle was marketed as FMeXpress. Fees were collected during each of the three months of third quarter 2014. Fees applied to both the retail and business customers of the Bank. Service charges were impacted in revenue from “Secure” and “Pure” checking beginning in the third quarter 2014. Therefore, during first quarter 2014, neither of the changes had been implemented.

All interest rates remain low and are expected to remain low throughout the first half of 2015. In addition, some economists’ predictions have extended the duration of the low rate market to exist until fourth quarter 2015. This has enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. For first quarter 2014, the recognized gain was $122 thousand. For first quarter 2015, it was $109 thousand. Most of the securities sold were agencies maturing in a short time period. Additional sales throughout 2015 may be executed as needed to fund loan growth, which management expects to continue. Additional opportunity to sell investment securities for a gain may be limited for the remainder of 2015.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2015 IN REVIEW First Quarter Performance (Continued)

For the first quarter ended March 31st, noninterest expenses were $361 thousand higher in 2015 than for 2014. An additional office was opened in Sylvania impacting salaries and furniture and equipment. Salaries and wages were also higher by $221 thousand in 2015 than 2014 due to the increase in the incentive accrual. A stronger performance in the ROA (Return On Assets) financial measure, on which the largest portion of the incentive is based, correlated to a higher provision. Health care costs continue to increase on a per employee basis as the number of full-time equivalent employees was 258 at quarter-end 2015, up from 248 at the same time for 2014.

Overall, profitability in the first quarter of 2015 was up significantly as compared to the same quarter last year. In comparisons, net income is up 20% or $393 thousand. Noninterest income was up 13.7% over the same period in 2014. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

The Bank has been attentive to the significant final mortgage rules and additional guidance issued by the Consumer Financial Protection Bureau to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act provisions. Effective in January 2014, these rules were a game-changer which impacted the entire mortgage lending industry. The Bank continues to work toward fulfillment of applicable requirements for these new mortgage rules, as it gains further understanding of the complexities and inter-related nature of these rules while making strategic decisions, and addressing key considerations necessary for implementation of each rule. The Company is also preparing for the implementation of Basel III capital rules which began phase in for the Company on January 1, 2015. These rules may impact the ability of some financial institutions to pay dividends, though the Company believes itself to be able to maintain its strong capital position and not be limited in that regard. Larger institutions, which the rule was designed for, were required to begin reporting as of January 1, 2014.

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
CRITICAL ACCOUNTING POLICY AND ESTIMATES (Continued)

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as OREO. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At March 31, 2015, holdings were $1.1 million and were $1.1 million as of December 31, 2014 and $1.8 million as of March 31, 2014.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of March 31, 2015 to that of December 31, 2014, the cash equivalent liquidity of the Bank has increased by $20.8 million due to a possible need of funds that did not materialize. During the first three months of 2015, net loans had decreased $7.3 million with a $10 million decrease stemming from the repayment on a line of credit by a single borrowing relationship which was expected and which happens each year at this time. The fact that loan levels decreased less than the expected pay down is a positive factor towards future improvement to profitability.

The Company’s increase in total assets of just over 1.1% or $10.2 million was due to the increased cash position funded by an increased core deposit base. In addition, the Company has an unsecured borrowing capacity of $105.5 million through correspondent banks and over $69.2 million of unpledged securities which may be sold or used as collateral. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Currently the security portfolio is in a net unrealized gain position of $1.5 million. Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio, along with other sources of funding. The Company had begun to decrease the cash position with security purchases in March and will continue to do so until needed for loan growth.

As previously stated, net loans show a decrease for the three months ended March 31, 2015, which reverses the trend in increasing loan balances which the Bank had experienced all throughout fiscal year 2014 beginning in fourth quarter 2013. The loan growth throughout 2014 overshadowed the decrease during 2015 such that the first quarter 2015 loan balances are still higher than first quarter’s 2014. Year to date, the Bank has sold approximately $9.7 million of loans into the secondary market, while originating only $9.2 million of the loans during the same three-month period as demonstrated in the cash flow statement for the period. The majority of the activity stemmed from within the 1-4 family portfolio. This was almost twice the activity of first quarter 2014 of $4.9 million in sales and $4.5 million in origination. The Bank’s pipeline of loans remains strong, driven by opportunities for new relationships as business activity begins to reflect a more optimistic opinion of the economy and large financial institutions downsize certain portfolios. The Bank has also been able to further deepen our relationships and increase the dealings with some of our newer customers.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The chart below shows the breakdown of the loan portfolio by category as of March 31 for the last three years, net of deferred fees and costs.

	(In Thousands)
	March-15 Amount	March-14 Amount	March-13 Amount
Consumer Real Estate	$97,019	$91,368	$77,160
Agricultural Real Estate	51,396	49,629	35,898
Agricultural	71,571	64,859	51,896
Commercial Real Estate	271,201	261,634	209,601
Commercial and Industrial	95,222	90,024	89,779
Consumer, Overdrafts and other loans	23,627	21,024	19,292
Industrial Development Bonds	4,673	4,334	1,202

Total Loans	$614,709	$582,872	$484,828

On a year to year comparison basis, the Commercial real estate portfolio shows the largest increase of $9.6 million in balance as of March 31, 2015 compared to March 31, 2014. Agricultural real estate shows an increase of $1.8 million. Consumer real estate showed the largest improvement in the consumer portfolios of $5.7 million. Loans increased $31.5 million as compared to the same period last year and increased $129.9 million as compared to March 31, 2013.

Overall, total assets of the Company increased $10.2 million from December 31, 2014 to March 31, 2015.

Deposits increased $14.1 million from yearend 2014 which correlated to the maturing and leaving of time deposits. Time deposits decreased $4.0 million during the first three months of 2015. The Bank budgeted for this occurrence, choosing to fund loan growth with core deposit growth and investment security runoff and sales. The time deposit shrinkage helped to reduce the Bank’s cost of funds, as these are typically the most expensive type of deposit account for the Bank.

The Bank had $4.5 million in FHLB advances that matured during 2014. This too has lowered the cost of funds. Securities sold under agreement to repurchase decreased $4.2 million during the first three months of 2015 as compared to yearend.

Capital increased $2.0 million during the first three months of 2015, as earnings exceeded dividend declarations. Accumulated other comprehensive income (loss) increased in gain position $1.1 million which encompassed the shift of $109 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid year-to-date differed by just $2 thousand from than the same period last year as the same 21 cents per share was paid.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	12.35%
Tier I Leverage Ratio	11.70%
Risk Based Capital Tier I	14.70%
Total Risk Based Capital	15.52%
Stockholders’ Equity/Total Assets	12.25%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended March 31, 2015 and 2014.

Improvement in net interest income of $111 thousand occurred for the first quarter 2015 over the same period 2014, with minor improvement seen in both parts of the equation. Interest income up $25 thousand over March 31, 2014 and interest expense down $86 thousand. The higher balance in interest and fees from loans was generated from the increase in loan balances which occurred throughout 2014. Overall interest income was hampered by the larger amount of assets held in cash, especially during the first two months of the year. The improvement in interest income from loans was significant at $1.65 million for 2015 as compared to 2014. This improvement was offset by the loss of interest revenue from the investment portfolio, partially used for funding as compared to 2014 and due to conversion to cash. The decrease in interest income from securities was $1.6 million (tax adjusted). On a tax adjusted basis, interest income had actually increased $88 thousand over first quarter 2014.

A decrease in provision expense for loans of $314 thousand coupled with an increase of $308 thousand in noninterest income for first quarter 2015 as compared to first quarter 2014 were two main factors in the higher net income for the period. While loan growth in the first quarter 2015 would have aided interest income, the lack thereof made a higher loan provision unnecessary. Noninterest income increased with the increase in core deposits. Services utilized by depositors increased which in turn increased the revenue recognized by the Bank. Interchange revenue increased from usage of debit and credit cards and service charges increased due to the restructuring of checking products.

Noninterest expense was higher by $361 thousand in comparison due largely to the addition an office located in Sylvania, Ohio which opened during the third quarter 2014. The number of full time equivalent employees was 248 as of March 31, 2014 compared to 258 as of March 31, 2015. Medical claims along with the cost of providing insurance coverage have been higher in 2015.

Overall, the performance for the year-to-date comparison had a higher bottom line net income of $393 thousand caused by the increased noninterest income and lower loan provision.

The Company is focused on continuing to strengthen our core earnings through loan growth and improvement to the net interest margin. Enhancements to products and services are being analyzed in 2015 to create additional revenue opportunities. As mentioned previously, deposit services had been the focus with updates and new services being offered with bill pay to form “FM eXpress” and the two new checking products, “Secure” and “Pure” during 2014.

Interest Income

Annualized interest income and yield on earning assets is up 9 basis points in 2015 as compared to March 31, 2014. While the average total earning assets were lower by 2.4% or $21.9 million than the prior year, the increase in interest income resulted primarily from the increased growth of the Company’s loan portfolios, up $41.7 million in average balances. As the table that follows confirms, the increase in the amount of the interest earning portfolios from loans caused a higher earnings in loans than the decrease in securities and caused higher combined yields. The increased volume in the loan portfolio also offset the loss in interest income due to rate changes. The security portfolio will continue to be utilized to fund loan growth however; it may increase slightly as cash liquidity is decreased in the short term. Prepayment speeds have slowed on mortgage-backed securities, as long term rates inch slightly higher.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Rates on the loan portfolio are lower as compared to the previous year due to the change in the composition of the overall portfolio. An emphasis on building spreads and margins on existing loans remains intact. Overall loans are up on average $41.7 million and the security portfolio down $79.0 million on average from the previous year. The overall revenue should continue to improve with a decrease in the cash position as those funds are put to use.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	March 31, 2015		Yield/Rate
	Average Balance	Interest/Dividends	March 31, 2015	March 31, 2014
Interest Earning Assets:
Loans	$610,798	$7,094	4.64%	4.69%
Taxable Investment Securities	173,332	686	1.58%	1.65%
Tax-exempt Investment Securities	63,795	393	3.73%	4.07%
Fed Funds Sold & Interest Bearing Deposits	24,209	11	0.21%	0.14%

Total Interest Earning Assets	$872,134	$8,184	3.85%	3.76%

Change in March 31, 2015 Interest Income Compared to March 31, 2014

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$1,652	$1,958	$(306)
Taxable Investment Securities	(1,324)	(1,214)	(110)
Tax-exempt Investment Securities	(280)	(212)	(68)
Fed Funds Sold & Interest Bearing Deposits	40	21	19

Total Interest Earning Assets	$88	$553	$(465)

Interest Expense

Interest expense continued to be lower than the comparable three months of 2014. Interest expense related to deposits was down $324 thousand while the average interest-bearing deposit balance decreased by $63.2 million in comparing the balances of each three month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-nine months. Time deposits decreased $37 million in average balances as depositors continue to place more funds in shorter term deposits while they wait for rates to rise or move funds elsewhere.

Interest on borrowed funds was $16 thousand lower for the three month period ended March 31, 2015 than 2014. All borrowings from Federal Home Loan Bank were paid off during 2014, making the average balance in other borrowed money lower by $581 thousand in 2015 in comparison. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had a lower average balance in 2015 by $5.7 million of whose cost was offset by higher rates making the fluctuation cost a minimal $4 thousand.

Asset yield increased 9 basis points while cost of funds increased 1 basis point resulting in an 8 basis point improvement in the net interest spread. The main focus is to continue to increase asset yield by using excess cash and the liquidation of lower yielding investments to fund loan growth. Borrowings may be utilized if the cost thereof is lower than cost of new deposit generation or the loss on sales of securities.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	March 31, 2015		Yield/Rate
	Average Balance	Interest/Dividends	March 31, 2015	March 31, 2014
Interest Bearing Liabilities:
Savings Deposits	$406,681	$373	0.37%	0.32%
Other Time Deposits	192,742	424	0.88%	0.92%
Other Borrowed Money	—	—	0.00%	2.75%
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	53,991	61	0.44%	0.42%

Total Interest Bearing Liabilities	$653,414	$858	0.53%	0.52%

Change in March 31, 2015 Interest Expense Compared to March 31, 2014.

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$92	$(85)	$181
Other Time Deposits	(416)	(341)	(75)
Other Borrowed Money	(16)	(16)	0
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	(4)	(24)	16

Total Interest Bearing Liabilities	$(344)	$(466)	$122

Net Interest Income

Net interest income is minimally higher in the three month comparison between 2015 and 2014. Hampered by the lower earning asset balances, the improvement in net interest margin is somewhat hidden. The tables above demonstrate that the improvements in net interest income are primarily a result of a continued shift in balance sheet composition. As cash is utilized in supporting loan growth, a greater net interest income improvement will become a reality.

Management expects the current interest rate environment to continue to further hamper the Company’s progress on improving interest margins throughout the remainder of the fiscal year. As a result, interest income, in comparison to 2014, should increase throughout the remainder of the year assuming the continuing generation of loan growth. The Bank continues to attempt to add spread on renewing loans while loan growth is needed to improve the overall numbers. Interest expense on time deposits may start to show an increase as depositors begin to transition back into longer-term deposits. The portfolio has very limited potential for large fluctuations in rates due to the duration of this low rate environment. Should rates begin to rise; the challenge will be to delay the upward pricing of deposits in order to allow the Bank to generate a greater spread from the increased yield on its earning assets.

	March 31, 2015	March 31, 2014
Interest/Dividend income/yield	3.85%	3.76%
Interest Expense / yield	0.53%	0.52%

Net Interest Spread	3.32%	3.24%

Net Interest Margin	3.45%	3.34%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense

Provision expense incurred for loan loss was lower by $314 thousand for the three months ended March 31, 2015 as compared to the same 2014 period. Loan growth throughout 2014 warranted the increased provision to the loan loss reserve. The reversal of a small portion of that loan growth first quarter 2015 made a large provision unwarranted. Even with the significant loan growth during 2014 and the seasoning of those loans, asset quality remains strong. The balance in nonaccrual loans decreased $191 thousand along with a slight increase of $184 thousand in impaired loan balances as of March 31, 2015 as compared to the balances as of March 31, 2014. The overall loan portfolio was also $31.2 million higher as of March 31, 2015 compared to March 31, 2014. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts on the following page will show for 2014, a large portion of the provision was also to replace the reserve balance depleted from the net charge-offs during the period. The first three month of 2015 had the smallest net charge-off position as compared to the same period for first quarter 2014 and 2013.

Should the recovery stop or continue to slow even further, it is more likely additional credits may encounter cash flow problems and the Bank remains diligent in providing funds to offset future losses. In the immediate future, the Bank expects to fund the loan loss reserve for any loan growth that may occur.

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off of a loan, whether partial loan balance or full loan balance. A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 120 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial and agricultural credits are charged down at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-offs may be realized as further unsecured positions are recognized.

The Bank has recognized a slight increase in the overall balance of impaired loans when looking at March 2015 compared to March 2014. A positive factor can be seen in the significant decrease of $3.6 million in the current average balance related to impaired loans for the three months during 2015 as compared to same period 2014. This is due mainly to the collection of principal from the sale of collateral from borrowers and continual collection of payments on these borrowers classified as impaired.

The Bank had $1.3 million of its impaired loans classified as TDR as of March 31, 2015. Two commercial loans were classified as TDR during the first quarter. When combined with pay-downs, the change resulted in $400 thousand more in impaired balances and the specific allocation was also increased by $41 thousand since yearend 2014.

In determining the allocation for impaired loans the Bank applies the appraised market value of the collateral securing the asset, reduced by applying a discount for estimated costs of collateral liquidation. In some instances where the discounted market value is less than the loan amount, a specific impairment allocation is assigned, which may be reduced or eliminated by the write down of the credit’s active principal outstanding balance.

For the majority of the Bank’s impaired loans, including all collateral dependent loans, the Bank will apply the appraised market value methodology. However, the Bank may also utilize a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine appraised market value, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the collateral value used.

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
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

the ALLL is attributed to each segment of the loan portfolio, as well as the percent that each particular segment of the loan portfolio represents to the entire loan portfolio in the aggregate. Consumer loans accounted for the only component of charge-offs and consumer loan activity has accounted for the largest component of recoveries through first quarter 2015. As was mentioned in previous discussion, the commercial real estate portfolio is currently having a major impact on the ALLL.

The following table presents activities for the allowance for loan losses by loan type for three months ended March 31, 2015, 2014, and 2013.

	(In Thousands)
	Three Months Ended March-15	Three Months Ended March-14	Three Months Ended March-13
Loans	$614,709	$582,872	$484,828

Daily average of outstanding loans	$610,798	$569,081	$484,590

Allowance for Loan & Lease Losses - January 1	$5,905	$5,194	$5,224
Loans Charged off:
Consumer Real Estate	—	64	10
Agricultural Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	—	201	20
Commercial and Industrial	—	—	—
Consumer & other loans	92	101	86

	92	366	116

Loan Recoveries
Consumer Real Estate	2	10	4
Agricultural Real Estate	—	—	—
Agricultural	1	1	1
Commercial Real Estate	1	2	—
Commercial and Industrial	5	5	15
Consumer & other loans	41	51	49

	50	69	69

Net Charge Offs	42	297	47
Provision for loan loss	114	428	167

Allowance for Loan & Lease Losses - March 31	$5,977	$5,325	$5,344
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31	202	180	172

Total Allowance for Credit Losses - March 31	$6,179	$5,505	$5,516

Ratio of net charge-offs to average Loans outstanding	0.01%	0.05%	0.01%

Ratio of Allowance for Loan Loss to Nonperforming Loans	246.56%	203.68%	128.42%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for three months ended March 31, 2015 and March 31, 2014

	(In Thousands)		(In Thousands)
	March-2015		March-2014
	Amount	% of Loan Category	Amount	% of Loan Category
Balance at End of Period Applicable To:
Consumer Real Estate	$497	15.80	$402	15.68
Agricultural Real Estate	187	8.37	131	8.51
Agricultural	524	11.63	324	11.13
Commercial Real Estate	2,212	44.18	1,958	44.89
Commercial and Industrial	1,419	15.48	1,330	15.44
Consumer, Overdrafts and other loans	284	3.77	270	3.61
Unallocated	854	0.76	910	0.74

Allowance for Loan & Lease Losses	5,977		5,325
Off Balance Sheet Commitments	202		180

Total Allowance for Credit Losses	$6,179		$5,505

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total loans in January, 2010, to 0.22% which was a new low as of June 30, 2014. March 2015 increased slightly to 0.43% though any percentage under 1% is considered low. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

Non-interest Income

Overall, noninterest income for three months 2015 was $308 thousand above the same time period of 2014. As expected, revenue from gains on sales of investment securities diminished compared to prior periods. The Bank was able to capitalize on those opportunities; however, current increases in the long term market rates has slowed the progress. All categories of noninterest income increased as compared to year-to-date 2014 with the exception of gain on sales of securities. The Bank does not expect a significant change in the opportunity for gains for the remainder of 2015.

$16.3 million in sales of investment securities were conducted so far in 2015 to capture the benefit of movement in market interest rates. The sales resulted in a gain of $109 thousand. The same time period 2014 had sales of $9.2 million resulting in gains of $122 thousand. The difference between 2015 and 2014 sales was the utilization of the funds. 2014 went to fund loan growth while 2015 was held in cash and reinvested in securities.

Gain on sales of loans improved during first quarter 2015. Secondary market sales of 1-4 family properties accounted for 83% or $145.3 thousand of the total gain of $175 thousand. While it represents almost two times the gain of first quarter 2014, it signals a slow change in the consumer real estate market. The low level of growth is a concern for community banks as it should be a stable integral part of servicing the market area and it has been extremely soft the last few years.

With the percentage of core deposits, specifically checking accounts, increasing throughout the Bank’s market area, debit card usage was higher. Corresponding interchange income increased to over $580 thousand for the quarter, outperforming year-to-date 2014 by $49 thousand.

Overdraft and return check fees were higher by $22 thousand in comparing the period as the number of accounts increased.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The Bank implemented new (while revamping older) products and services during 2014 in its checking account offerings to capture additional revenue. More importantly, to also add value to our customer experience and meet new service demands. The majority of the changes occurred during the second half of 2014 so the increase of $134.8 thousand is more dramatic in this first quarter comparison of 2015 to 2014.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For 2015, mortgage servicing rights caused a net $7 thousand more in expense. This is down from 2014’s net expense cost of $41 thousand. The lower cost for 2015 is attributed to higher loan origination level of 1-4 families in 2015 as compared to 2014. The carrying value is well below the market value of $2.9 million which indicates any large expense to fund the valuation allowance to be unlikely in 2015.

	(In Thousands)
	2015	2014
Beginning Balance, January 1	$2,023	$2,066
Capitalized Additions	73	41
Amortization	(80)	(82)

Ending Balance, March 31	2,016	2,025
Valuation Allowance	—	—

Mortgage Servicing Rights, net March 31	$2,016	$2,025

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2015 was $361 thousand higher than for the same period of 2014. Salaries and wages were $221 thousand higher in first quarter 2015 as compared to 2014. The number of full time equivalent employees increased from 248 as of March 31, 2014 to 258 as of March 31, 2015. 2014’s first quarter numbers include the addition of two offices, and 2015’s includes two more offices during the first quarter time comparison to 2014.

Medical costs show only a $25 thousand increase in comparing year-to-date 2015 to 2014. Claims are running higher and health insurance costs have increased for the Bank in 2015, more than is evident in the line items.

The incentive accrual for 2015 and 2014 differs by $84.5 thousand. This is due to the net income of the Bank for the periods on which the incentive is calculated are slightly higher, differing by $212.6 thousand. 2015 is higher in net income, number of employees and incentive expense. The Bank continues to reward employees for performance and the accrual reflects this.

Loss on sale of other assets owned was lower by $33 thousand as of first quarter end 2015 as compared to same period 2014. This line item includes losses from sales of assets, losses from write-downs to the Bank’s OREO and losses resulting from the loss or disposal of fixed assets, though the fixed asset impact is inconsequential. Holdings in OREO decreased to $1.1 million as of March 31, 2015 compared to holdings of $1.8 million as of March 31, 2014. Activity on sales of OREO has slowed in 2015 with two sales, compared to five sales in the first three months of 2014. The Bank expects this to continue throughout the remainder of 2015. The Bank also wrote down the value on three properties due to updated appraisals received in 2014. No additional write downs have occurred so far in 2015. The Bank expects holdings to decrease even further.

A decrease occurred of $2 thousand in the amortization expense of mortgage servicing rights. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. Of the sales and originations shown in the cash flow for 2015, $8.0 million were originated and $7.7 million sold from the 1-4 family portfolio which had mortgage servicing rights attached. These were up from $4.5 million in originations and $4.9 million in sales from the same portfolio as of first quarter 2014. Therefore, amortization expense indicates more origination of new loans to the Bank and less refinancing activity.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Other general and administrative expenses were lower during the three months for 2015 by $118 thousand, as compared to the same three months 2014. The amortization expense of the core deposit intangible was $39.3 thousand lower in 2015 than in 2014 due to completion of the amortization expense related to the Knisely Bank acquisition during 2014. Consulting fees were up $84 thousand as additional vendors were utilized in the new product projects.

An additional increase in general and administrative noninterest expense was an adjustment for force placed property insurance that was over expensed in 2013 and resulted in a one-time decrease for general insurance expense in 2014. This made 2015 a higher expense by $360.6 thousand. General insurance was also higher in 2015 as the captive was formed to mitigate risk and additional insurance was purchased.

Overall non-interest expense was higher due to the expansion strategy employed. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was up $393 thousand for the three months ended March 31, 2015, compared to the same period of 2014. The importance of a higher loan to asset percentage was evidenced by the improvement in interest income as it relates to loans and the overall yield. Along with the increase in noninterest income, it becomes essential that the Bank continue to build on the growth in loans and core deposits. The ability to fund that loan growth with a growth in core deposits is a strength of the Company which should continue with the addition of new offices. Core deposits also offer the ability to cross-sell additional services.

The Bank also has the ability to borrow funds or sell securities and, best of all, the option to choose which source correlates to be the most profitable.

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

Overall, the Bank is working to offset the probable loss of noninterest income streaming from sales by increasing the loan balances. Possible improvement in the net interest margin appears attainable with the loan increases that occurred during 2014. The addition of the new deposit products along with service enhancements on the more mature relationships will help to increase the service charge revenue and/or interchange revenue from increased debit card transactions.

FORWARD LOOKING STATEMENTS

Statements contained in this portion of the Company’s report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Such forward-looking statements are based on current expectations, but actual results may differ materially from those currently

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENT (Continued)

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

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate
3.29%	-2.91%	Rising	3.00%	30,671	0.58%
3.29%	-2.95%	Rising	2.00%	30,391	-0.36%
3.30%	-2.66%	Rising	1.00%	30,199	-0.99%
3.39%	0.00%	Flat	0.00%	30,500	0.00%
3.13%	-7.63%	Falling	-1.00%	28,638	-6.11%
2.83%	-16.54%	Falling	-2.00%	26,455	-13.26%
2.50%	-26.18%	Falling	-3.00%	24,079	-21.05%

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

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The shock chart currently shows a slight tightening in net interest margin over the next twelve months in an increasing rate environment with a larger tightening in a falling rate environment. Due to the length and existence of such a low rate environment, the model does not predict expansion of net income margin in any falling category. Cost of funds are below 0.50% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. The positive impact in a rising rate environment at the 300 basis point is partially caused by a large core deposit base that should not reprice as quickly as the assets and the increase to a level that removes impact of the floors on loans. The average duration of the majority of the assets is outside the 12 month shock period. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as updated data is compiled. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended March 31, 2015 (1).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2015 to 1/31/2015	—	—	—	200,000
2/1/2015 to 2/28/2015	—	—	—	200,000
3/3/2015 to 3/31/2015	18,866	25.96	18,866	181,134

Total	18,866	25.96	18,866	181,134

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 16, 2015. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 16, 2015 and December 31, 2015.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification -CEO

31.2	Rule 13-a-14(a) Certification -CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: April 29, 2015	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 29, 2015	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO