Form 10-Q
period 2015-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2015-07-29
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period June 30, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,608,453
Class	Outstanding as of July 29, 2015

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Condensed Consolidated Balance Sheets (in thousands of dollars)
	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$21,073	$22,246
Federal Funds Sold	1,014	2,049

Total cash and cash equivalents	22,087	24,295

Securities - available-for-sale	253,607	248,492
Other Securities, at cost	3,717	3,717
Loans, net	614,664	616,021
Premises and equipment	20,261	20,300
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,028	2,023
Other Real Estate Owned	1,098	1,094
Other assets	21,027	21,197

Total Assets	$942,563	$941,213

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$160,077	$164,009
Interest-bearing
NOW accounts	183,376	179,862
Savings	225,356	223,189
Time	192,839	195,500

Total deposits	761,648	762,560

Federal funds purchased and securities sold under agreements to repurchase	57,983	55,962
Dividend payable	1,007	965
Accrued expenses and other liabilities	5,033	7,233

Total liabilities	825,671	826,720

Commitments and Contingencies

Stockholders’ Equity
Common stock - No par value - 6,500,000 shares authorized 5,200,000 shares issued	13,102	12,222
Treasury Stock - 591,547 shares 2015, 572,662 shares 2014	(13,165)	(11,928)
Retained earnings	116,735	113,755
Accumulated other comprehensive income	220	444

Total stockholders’ equity	116,892	114,493

Total Liabilities and Stockholders’ Equity	$942,563	$941,213

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2014, Condensed Consolidated Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

	Condensed Consolidated Statement of Income & Comprehensive Income
	(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Income
Loans, including fees	$7,163	$6,977	$14,257	$13,654
Debt securities:
U.S. Treasury and government agency	620	759	1,216	1,671
Municipalities	458	522	905	1,047
Dividends	37	40	74	83
Federal funds sold	3	1	5	1
Other	8	4	16	7

Total interest income	8,289	8,303	16,473	16,463
Interest Expense
Deposits	808	905	1,605	1,783
Federal funds purchased and securities sold under agreements to repurchase	63	65	124	127
Borrowed funds	—	—	—	4

Total interest expense	871	970	1,729	1,914

Net Interest Income - Before provision for loan losses	7,418	7,333	14,744	14,549
Provision for Loan Losses	183	444	297	872

Net Interest Income After Provision For Loan Losses	7,235	6,889	14,447	13,677
Noninterest Income
Customer service fees	1,424	1,278	2,783	2,524
Other service charges and fees	965	928	1,879	1,720
Net gain on sale of loans	173	203	348	292
Net gain on sale of available-for-sale securities	137	180	246	302

Total noninterest income	2,699	2,589	5,256	4,838
Noninterest Expense
Salaries and Wages	2,714	2,456	5,369	4,891
Employee benefits	687	720	1,751	1,565
Net occupancy expense	368	271	723	575
Furniture and equipment	427	399	849	793
Data processing	320	324	649	638
Franchise taxes	187	195	374	391
Net loss on sale of other assets owned	5	19	11	58
FDIC Assessment	119	130	238	262
Mortgage servicing rights amortization	103	84	183	166
Other general and administrative	1,451	1,444	2,799	2,910

Total noninterest expense	6,381	6,042	12,946	12,249

Income Before Income Taxes	3,553	3,436	6,757	6,266
Income Taxes	956	882	1,809	1,755

Net Income	$2,597	$2,554	$4,948	$4,511

Other Comprehensive Income (Loss)(Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(1,824)	1,464	(94)	563
Reclassification adjustment for gain on sale of available-for-sale securities	(137)	(180)	(246)	(302)

Net unrealized gains (loss) on available-for-sale securities	(1,961)	1,284	(340)	261
Tax effect	(667)	(437)	(116)	(89)

Other Comprehensive Income (Loss)	(1,294)	847	(224)	172

Comprehensive Income	$1,303	$3,401	$4,724	$4,683

Earnings Per Share - Basic and Diluted	$0.56	$0.55	$1.07	$0.97

Weighted Average Shares Outstanding	4,608,453	4,626,309	4,615,846	4,632,054

Dividends Declared	$0.22	$0.21	$0.43	$0.42

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Condensed Consolidated Statements of Cash Flows
	(in thousands of dollars)
	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities
Net income	$4,948	$4,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	780	719
Accretion and amortization of securities, net	610	809
Amortization of servicing rights	183	166
Amortization of core deposit intangible	161	240
Compensation expense related to stock awards	133	125
Provision for loan loss	297	872
Gain on sale of loans	(348)	(292)
Originations of loans held for sale	(24,883)	(15,856)
Proceeds from sale of loans held for sale	24,664	19,906
Loss on sale of other assets	11	58
Gain on sales of securities available-for-sale	(246)	(302)
Change in other assets and other liabilities, net	(1,918)	(1,381)

Net cash provided by operating activities	4,392	9,575
Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	5,304	10,850
Sales	30,026	29,290
Purchases	(41,160)	—
Proceeds from sales of assets	53	—
Additions to premises and equipment	(794)	(1,972)
Loan originations and principal collections, net	1,279	(25,812)

Net cash provided by investing activities	(5,292)	12,356
Cash Flows from Financing Activities
Net decrease in deposits	(912)	(15,392)
Net change in federal funds purchased and securities sold under agreements to repurchase	2,021	310
Repayment of FHLB advances	—	(4,500)
Purchase of Treasury Stock	(490)	(576)
Cash dividends paid on common stock	(1,927)	(1,938)

Net cash used in financing activities	(1,308)	(22,096)

Net decrease in Cash and Cash Equivalents	(2,208)	(165)
Cash and cash equivalents - Beginning of year	24,295	19,263

Cash and cash equivalents - End of period	$22,087	$19,098

Supplemental Information
Cash paid during the year for:
Interest	$1,739	$2,015

Income taxes	$2,271	$837

Noncash investing activities:
Transfer of loans to other real estate owned	$46	$139

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that are expected for the year ended December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

The amortization expense for the year ended December 31, 2014 was $480 thousand. Of the $323 thousand to be expensed in 2015, $161 thousand has been expensed for the six months ended June 30, 2015. $240 thousand was expensed for the six months ended June 30, 2014.

	Hicksville	Custar	Total
2015	$155	$168	$323
2016	155	167	322
2017	78	167	245
2018	—	167	167
2019	—	167	167
Thereafter	—	161	161

	$388	$997	$1,385

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$38,944	$7	$(317)	$38,634
U.S. Government agency	109,867	132	(940)	109,059
Mortgage-backed securities	25,709	441	(110)	26,040
State and local governments	78,755	1,360	(241)	79,874

Total available-for-sale securities	$253,275	$1,940	$(1,608)	$253,607

	(In Thousands)
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$25,833	$—	$(440)	$25,393
U.S. Government agency	120,154	391	(1,311)	119,234
Mortgage-backed securities	29,067	557	(62)	29,562
State and local governments	72,765	1,671	(133)	74,303

Total available-for-sale securities	$247,819	$2,619	$(1,946)	$248,492

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

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2015
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(51)	$3,986	$(266)	$20,295
U.S. Government agency	(408)	54,445	(532)	37,458
Mortgage-backed securities	(9)	1,660	(101)	3,813
State and local governments	(188)	16,538	(53)	4,206

Total available-for-sale securities	$(656)	$76,629	$(952)	$65,772

	(In Thousands)
	December 31, 2014
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$(440)	$25,393
U.S. Government agency	(1)	5,458	(1,310)	82,803
Mortgage-backed securities	—	—	(62)	7,900
State and local governments	(31)	3,442	(102)	7,756

Total available-for-sale securities	$(32)	$8,900	$(1,914)	$123,852

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

Below are the gross realized gains and losses as of June 30 for each of the years presented.

	(In Thousands)
	2015	2014
Gross realized gains	$246	$406
Gross realized losses	—	(104)

Net realized gains	$246	$302

Tax expense related to net realized gains	$84	$103

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gain is included in net gain on sale of securities available-for-sale and the related tax expense is included in income tax expense in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$11,890	$12,016
After one year through five years	164,951	164,804
After five years through ten years	43,594	43,483
After ten years	7,131	7,264

Total	$227,566	$227,567
Mortgage-backed securities	25,709	26,040

Total	$253,275	$253,607

Investments with a carrying value of $188.2 million and $176.9 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of June 30, 2015 and December 31, 2014.

NOTE 4 LOANS

The Company had $1.3 million in loans held for sale at June 30, 2015 as compared to $459 thousand in loans held for sale at December 31, 2014. Due to materiality, these loans are included in the Consumer Real Estate loan numbers with a portion included in Agricultural Real Estate loans as well.

Loan balances as of June 30, 2015 and December 31, 2014:

	(In Thousands)
	June 30, 2015	December 31, 2014
Loans:
Consumer real estate	$86,796	$97,550
Agricultural real estate	52,682	50,895
Agricultural	74,229	74,611
Commercial real estate	279,489	270,188
Commercial and industrial	95,275	100,126
Consumer	25,140	24,277
Industrial Development Bonds	7,452	4,698

	621,063	622,345
Less: Net deferred loan fees and costs	(472)	(419)

	620,591	621,926
Less: Allowance for loan losses	(5,927)	(5,905)

Loans - Net	$614,664	$616,021

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following is a maturity schedule by major category of loans as of June 30, 2015:

	Maturities (In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer real estate	$10,935	$16,257	$59,604
Agricultural real estate	4,447	12,895	35,340
Agricultural	45,329	24,916	3,984
Commercial real estate	27,833	92,588	159,068
Commercial and industrial	62,213	26,823	6,239
Consumer	5,084	15,059	4,997
Industrial development bonds	2,185	127	5,140

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2015. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer real estate	$69,445	$17,351
Agricultural real estate	39,089	13,593
Agricultural	69,757	4,472
Commercial real estate	192,856	86,633
Commercial and industrial	76,980	18,295
Consumer	20,834	4,306
Industrial development bonds	7,297	155

As of June 30, 2015 and December 31, 2014 one to four family residential mortgage loans amounting to $19.4 and $20.8 million, respectively, have been pledged as security for future loans the Bank may utilize from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of June 30, 2015 and December 31, 2014, net of deferred loan fees and costs:

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer real estate	$381	$123	$464	$968	$85,673	$86,641	$—
Agricultural real estate	—	—	222	222	52,392	52,614	—
Agricultural	—	—	—	—	74,352	74,352	—
Commercial real estate	—	—	1,407	1,407	277,595	279,002	—
Commercial and industrial	20	—	10	30	102,792	102,822	—
Consumer	64	—	—	64	25,096	25,160	—

Total	$465	$123	$2,103	$2,691	$617,900	$620,591	$—

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer real estate	$713	$50	$436	$1,199	$96,351	$97,550	$—
Agricultural real estate	—	—	—	—	50,895	50,895	—
Agricultural	25	—	—	25	74,586	74,611	—
Commercial real estate	78	204	709	991	269,197	270,188	—
Commercial and industrial	—	8	—	8	104,816	104,824	—
Consumer	25	8	29	62	23,796	23,858	—

Total	$841	$270	$1,174	$2,285	$619,641	$621,926	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2015 and December 31, 2014:

	(In Thousands)
	June 30 2015	December 31 2014

Consumer real estate	$956	$628
Agricultural real estate	222	—
Agricultural	23	—
Commercial real estate	1,529	709
Commercial and industrial	333	339
Consumer	—	29

Total	$3,063	$1,705

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:

a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.

c.	The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment.

f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.
i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:

a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.

9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of June 30, 2015 and December 31, 2014:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
June 30, 2015
1-2	$5,152	$11,273	$782	$1,737	$—
3	16,205	20,837	25,492	15,515	3,962
4	30,719	42,220	247,246	75,408	3,490
5	109	—	1,086	1,348	—
6	429	—	3,057	1,159	—
7	—	22	1,339	203	—
8	—	—	—	—	—

Total	$52,614	$74,352	$279,002	$95,370	$7,452

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2014
1-2	$4,319	$11,490	$1,072	$1,771	$—
3	15,780	26,871	34,229	15,582	4,289
4	30,472	36,225	225,015	80,079	409
5	111	—	7,083	2,299	—
6	213	—	2,080	165	—
7	—	25	709	230	—
8	—	—	—	—	—

Total	$50,895	$74,611	$270,188	$100,126	$4,698

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2015 and December 31, 2014.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	June 30, 2015	December 31, 2014
Grade
Pass	$86,238	$97,007
Special Mention (5)	—	—
Substandard (6)	306	446
Doubtful (7)	97	97

Total	$86,641	$97,550

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Performing	$3,665	$3,987	$21,473	$19,846
Nonperforming	—	—	22	25

Total	$3,665	$3,987	$21,495	$19,871

Information about impaired loans as of June 30, 2015, December 31, 2014 and June 30, 2014 are as follows:

	June 30, 2015	December 31, 2014	June 30, 2014

Impaired loans without a valuation allowance	$3,239	$675	$1,444

Impaired loans with a valuation allowance	1,783	1,168	345

Total impaired loans	$5,022	$1,843	$1,789

Valuation allowance related to impaired loans	$475	$387	$202
Total non-accrual loans	$3,063	$1,705	$1,327
Total loans past-due ninety days or more and still accruing	$—	$—	$—

Quarter ended average investment in impaired loans	$3,435	$1,730	$1,928

Year to date average investment in impaired loans	$2,451	$1,929	$2,090

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $1.3 million of its impaired loans classified as troubled debt restructured (TDR) as of June 30, 2015, $797.2 thousand as of December 31, 2014 and $964.0 thousand as of June 30, 2014. During the first quarter 2015, two new loans were considered TDR. These encompassed one loan that is making interest-only payments, and one loan that is on a modified amortization schedule.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents three and six months ended June 30, 2015.

Three Months June 30, 2015 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Six Months June 30, 2015 Troubled Debt Restructurings	Number of Contracts Modified in the Last 6 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	—	$—	$—	Commercial Real Estate	1	$528	$430
Commercial and Industrial	—	—	—	Commercial and Industrial	1	25	24

The following table represents three and six months ended June 30, 2014.

Three Months June 30, 2014 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Six Months June 30, 2014 Troubled Debt Restructurings	Number of Contracts Modified in the Last 6 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Ag Real Estate	—	$—	$—	Ag Real Estate	2	$153	$141

For the three and six month periods ended June 30, 2015 and 2014, there were no TDRs that subsequently defaulted after modification.

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for three months ended June 30, 2015 and June 30, 2014.

	(In Thousands)
Three Months Ended June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	QTD Interest Income Recognized	QTD Interest Income Recognized on a Cash Basis
With no related allowance recorded:
Consumer real estate	$557	$557	$—	$145	$—	$—
Agricultural real estate	222	222	—	74	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	1,460	1,546	—	634	—	9
Commercial and industrial	1,000	1,364	—	798	13	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	121	121	39	120	—	1
Agricultural real estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	1,339	1,339	235	1,340	7	—
Commercial and industrial	323	323	201	324	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer real estate	$678	$678	$39	$265	$—	$1

Agricultural real estate	$222	$222	$—	$74	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial real estate	$2,799	$2,885	$235	$1,974	$7	$9

Commercial and industrial	$1,323	$1,687	$201	$1,122	$13	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
Three Months Ended June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	QTD Interest Income Recognized	QTD Interest Income Recognized on a Cash Basis
With no related allowance recorded:
Consumer real estate	$26	$26	$—	$23	$1	$—
Agricultural real estate	141	141	—	141	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	1,277	1,277	—	845	14	—
Commercial and industrial	—	—	—	354	14	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	—	—	—	55	1	—
Agricultural real estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	345	345	202	510	2	—
Consumer	—	—	—	—	—	—

Totals:
Consumer real estate	$26	$26	$—	$78	$2	$—

Agricultural real estate	$141	$141	$—	$141	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial real estate	$1,277	$1,277	$—	$845	$14	$—

Commercial and industrial	$345	$345	$202	$864	$16	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for six months ended June 30, 2015 and June 30, 2014.

Six Months Ended June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized on a Cash Basis

With no related allowance recorded:
Consumer real estate	$557	$557	$—	$159	$—	$—
Agricultural real estate	222	222	—	37	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	1,460	1,546	—	317	—	9
Commercial and industrial	1,000	1,364	—	399	13	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	121	121	39	108	—	4
Agricultural real estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	1,339	1,339	235	1,096	8	—
Commercial and industrial	323	323	201	331	—	—
Consumer	—	—	—	4	—	—

Totals:
Consumer real estate	$678	$678	$39	$267	$—	$4

Agricultural real estate	$222	$222	$—	$37	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial real estate	$2,799	$2,885	$235	$1,413	$8	$9

Commercial and industrial	$1,323	$1,687	$201	$730	$13	$—

Consumer	$—	$—	$—	$4	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Six Months Ended June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized on a Cash Basis

With no related allowance recorded:
Consumer real estate	$26	$26	$—	$44	$1	$—
Agricultural real estate	141	141	—	141	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	1,277	1,277	—	874	28	—
Commercial and industrial	—	—	—	181	40	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	—	—	—	127	2	—
Agricultural real estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	—	—	—	47	—	—
Commercial and industrial	345	345	202	676	5	—
Consumer	—	—	—	—	—	—

Totals:
Consumer real estate	$26	$26	$—	$171	$3	$—

Agricultural real estate	$141	$141	$—	$141	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial real estate	$1,277	$1,277	$—	$921	$28	$—

Commercial and industrial	$345	$345	$202	$857	$45	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructuring by Creditors. As of June 30, 2015, the Company had $452 thousand of foreclosed residential real estate property obtained by physical possession and $138 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
Allowance for Loan & Lease Losses
Balance at beginning of year	$5,905	$5,194
Provision for loan loss	297	1,191
Loans charged off	(621)	(778)
Recoveries	346	298

Allowance for Loan & Lease Losses	$5,927	$5,905

Allowance for Unfunded Loan Commitments & Letters of Credit	$201	$207

Total Allowance for Credit Losses	$6,128	$6,112

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

NOTE 4 LOANS (Continued)

The following table breaks down the activity within ACL for each loan portfolio classification and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs.

Additional analysis related to the allowance for credit losses for three months ended June 30, 2015 and June 30, 2014 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$497	$187	$524	$2,212	$1,419	$284	$202	$854	$6,179
Charge Offs	—	—	—	(85)	(389)	(55)	—	—	$(529)
Recoveries	25	—	2	201	17	51	—	—	$296
Provision (Credit)	(213)	2	(7)	(42)	241	29	—	173	$183
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(1)	—	$(1)

Ending Balance	$309	$189	$519	$2,286	$1,288	$309	$201	$1,027	$6,128

Ending balance: individually evaluated for impairment	$39	$—	$—	$235	$201	$—	$—	$—	$475

Ending balance: collectively evaluated for impairment	$270	$189	$519	$2,051	$1,087	$309	$201	$1,027	$5,653

Ending balance: loans acquired with deteriorated credit quality	1	—	—	—	—	—	—	—	1

FINANCING RECEIVABLES:
Ending balance	$86,641	$52,614	$74,352	$279,002	$102,822	$25,160	$—	$—	$620,591

Ending balance: individually evaluated for impairment	$678	$222	$—	$2,799	$1,323	$—	$—	$—	$5,022

Ending balance: collectively evaluated for impairment	$85,963	$52,392	$74,352	$276,203	$101,499	$25,160	$—	$—	$615,569

Ending balance: loans acquired with deteriorated credit quality	$517	$—	$—	$—	$—	$—	$—	$—	$517

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$402	$131	$323	$1,959	$1,330	$270	$180	$910	$5,505
Charge Offs	(66)	—	—	(28)	—	(74)	—	—	(168)
Recoveries	7	—	3	—	5	47	—	—	62
Provision (Credit)	226	(6)	(10)	(44)	133	47	—	98	444
Other Non-interest expense related to unfunded	—	—	—	—	—	—	6	—	6

Ending Balance	$569	$125	$316	$1,887	$1,468	$290	$186	$1,008	$5,849

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$202	$—	$—	$—	$202

Ending balance: collectively evaluated for impairment	$569	$125	$316	$1,887	$1,266	$290	$186	$1,008	$5,647

Ending balance: loans acquired with deteriorated credit quality	2	—	—	—	—	—	—	—	2

FINANCING RECEIVABLES:
Ending balance	$95,863	$47,745	$63,393	$265,902	$102,455	$22,481	$—	$—	$597,839

Ending balance: individually evaluated for impairment	$26	$141	$—	$1,277	$345	$—	$—	$—	$1,789

Ending balance: collectively evaluated for impairment	$95,837	$47,604	$63,393	$264,625	$102,110	$22,481	$—	$—	$596,050

Ending balance: loans acquired with deteriorated credit quality	$532	$—	$—	$—	$—	$—	$—	$—	$532

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis related to the allowance for credit losses for six months ended June 30, 2015 and June 30, 2014 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$537	$184	$547	$2,367	$1,421	$323	$207	$526	$6,112
Charge Offs	—	—	—	(85)	(390)	(146)	—	—	$(621)
Recoveries	27	—	3	202	23	91	—	—	$346
Provision (Credit)	(255)	5	(31)	(198)	234	41	—	501	$297
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(6)	—	$(6)

Ending Balance	$309	$189	$519	$2,286	$1,288	$309	$201	$1,027	$6,128

Ending balance: individually evaluated for impairment	$39	$—	$—	$235	$201	$—	$—	$—	$475

Ending balance: collectively evaluated for impairment	$270	$189	$519	$2,051	$1,087	$309	$201	$1,027	$5,653

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$86,641	$52,614	$74,352	$279,002	$102,822	$25,160	$—	$—	$620,591

Ending balance: individually evaluated for impairment	$678	$222	$—	$2,799	$1,323	$—	$—	$—	$5,022

Ending balance: collectively evaluated for impairment	$85,963	$52,392	$74,352	$276,203	$101,499	$25,160	$—	$—	$615,569

Ending balance: loans acquired with deteriorated credit quality	$517	$—	$—	$—	$—	$—	$—	$—	$517

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357
Charge Offs	(131)	—	—	(229)	—	(174)	—	—	$(534)
Recoveries	17	—	3	3	10	98	—	—	$131
Provision (Credit)	426	(6)	(13)	6	99	74	—	286	$872
Other Non-interest expense related to unfunded	—	—	—	—	—	—	23	—	$23

Ending Balance	$569	$125	$316	$1,887	$1,468	$290	$186	$1,008	$5,849

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$202	$—	$—	$—	$202

Ending balance: collectively evaluated for impairment	$569	$125	$316	$1,887	$1,266	$290	$186	$1,008	$5,647

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$95,863	$47,745	$63,393	$265,902	$102,455	$22,481	$—	$—	$597,839

Ending balance: individually evaluated for impairment	$26	$141	$—	$1,277	$345	$—	$—	$—	$1,789

Ending balance: collectively evaluated for impairment	$95,837	$47,604	$63,393	$264,625	$102,110	$22,481	$—	$—	$596,050

Ending balance: loans acquired with deteriorated credit quality	$532	$—	$—	$—	$—	$—	$—	$—	$532

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended		Year to Date Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Earnings per share

Net income	$2,597	$2,554	$4,948	$4,511
Less: distributed earnings allocated to participating securities	(7)	(6)	(14)	$(13)

Net earnings available to common shareholders	$2,590	$2,548	$4,934	$4,498

Weighted average common shares outstanding including participating securities	4,608,453	4,626,309	4,615,846	4,632,054
Less: average unvested restricted shares	(32,815)	(30,907)	(32,869)	(31,293)

Weighted average common shares outstanding	4,575,638	4,595,402	4,582,977	4,600,761

Basic earnings and diluted per share	$0.56	$0.55	$1.07	$0.97

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Securities – Available-for-sale

Fair values for securities, excluding Federal Home Loan Bank and Farmer Mac stock, are based on quoted market price, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Other Securities

The carrying value of Federal Home Loan Bank and Farmer Mac stock, listed as “other securities”, approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

The carrying value of federal funds purchased and securities sold under agreements to repurchase approximates fair values.

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2015 and December 31, 2014 are reflected below.

	(In Thousands)
	June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$22,087	$22,087	$22,087	$—	$—
Securities - available-for-sale	253,607	253,607	38,634	207,158	7,815
Other Securities	3,717	3,717	—	—	3,717
Loans, net	614,664	623,311	—	—	623,311
Interest receivable	3,635	3,635	—	—	3,635

Total Assets	$897,710	$906,357	$60,721	$207,158	$638,478

Financial Liabilities:
Interest bearing Deposits	$408,732	$408,732	$—	$—	$408,724
Non-interest bearing Deposits	160,077	160,077	—	160,077	—
Time Deposits	192,839	193,457	—	—	193,457

Total Deposits	$761,648	$762,266	$—	$160,077	$602,181

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	57,983	57,983	—	—	57,983
Interest payable	196	196	—	—	196
Dividends payable	1,007	1,007	—	1,007	—

Total Liabilities	$820,834	$821,452	$—	$161,084	$660,360

	(In Thousands)
	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$24,295	$24,295	$24,295	$—	$—
Securities - available-for-sale	248,492	248,492	25,393	215,168	7,931
Other Securities	3,717	3,717	—	—	3,717
Loans, net	616,021	625,377	—	—	625,377
Interest receivable	3,578	3,578	—	—	3,578

Total Assets	$896,103	$905,459	$49,688	$215,168	$640,603

Financial Liabilities:
Interest bearing Deposits	$403,051	$403,801	$—	$—	$403,801
Non-interest bearing Deposits	164,009	164,009	—	164,009	—
Time Deposits	195,500	196,545	—	—	196,545

Total Deposits	$762,560	$764,355	$—	$164,009	$600,346

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	55,962	55,962	—	—	55,962
Interest payable	207	207	—	—	207
Dividends payable	965	965	—	965	—

Total Liabilities	$819,694	$821,489	$—	$164,974	$656,515

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$38,634	$—	$—
U.S. Government agency	—	109,059	—
Mortgage-backed securities	—	26,040	—
State and local governments	—	72,059	7,815

Total Securities Available-for-Sale	$38,634	$207,158	$7,815

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$25,393	$—	$—
U.S. Government agency	—	119,234	—
Mortgage-backed securities	—	29,562	—
State and local governments	—	66,372	7,931

Total Securities Available-for-Sale	$25,393	$215,168	$7,931

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of June 30, 2015 and June 30, 2014.

	(In Thousands) Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2015	$6,638	$1,293	$7,931

Change in Market Value	(6)	90	84

Payments & Maturities	(200)	—	(200)

Balance at June 30, 2015	$6,432	$1,383	$7,815

	(In Thousands) Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2014	$8,802	$1,544	$10,346

Change in Market Value	(1,093)	(359)	(1,452)

Payments & Maturities	(820)	—	(820)

Balance at June 30, 2014	$6,889	$1,185	$8,074

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2015 and December 31, 2014, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At June 30, 2015 and December 31, 2014, collateral dependent impaired loans categorized as Level 3 were $1.3 and $1.5 million, respectively. The specific allocation for impaired loans was $475 and $387 thousand as of June 30, 2015 and December 31, 2014, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

State and political subdivision securities	$7,815	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%

Collateral dependent impaired Loans	$1,308	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

State and political subdivision securities	$7,931	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%

Impaired Loans	$1,456	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%

Other real estate owned - residential	$21	Appraisals	Discount to reflect current market	0-20%

Other real estate owned - commercial	$23	Appraisals	Discount to reflect current market	0-20%

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on June 30, 2015 and December 31, 2014:

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2015
(In Thousands)	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,308	$—	$—	$1,308

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014
(In Thousands)	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,456	$—	$—	$1,456

Other real estate owned residential mortgages	$21	$—	$—	$21

Other real estate owned commercial	$23	$—	$—	$23

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At June 30, 2015 and December 31, 2014, the Company estimates that there is no impairment of these assets.

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $5.1 million in Federal Funds Purchased as of June 30, 2015, and $52.9 million in Securities Sold Under Agreements to Repurchase. These securities were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements.

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total

Repurchase Agreements US Treasury & agency securities	$35,979	$—	$—	$16,961	$52,940

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For a discussion of the general development of the Company’s business throughout 2015, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2015 in Review First Half Performance”.

At the national level unemployment rates continue to decline throughout the Company’s service area. Manufacturing activity has increased through much of the market area with the challenge of finding quality workers beginning to be a concern. Progress is slow and viewed with cautious optimism. Agricultural prices were lower than in recent years; however, prior year’s stronger performances have softened the impact. 2015 had started with lower prices and the second quarter has been impacted by higher than normal rainfall in the Bank’s market area. Crop insurance will have an important financial effect for many of the farmers. The weather is also impacting the prices as they begin to increase due to projected declines in yields. The automotive industry has begun 2015 with stronger sales and overall the local economies are seeing slow and steady improvement. Loan balances remain above the same period last year though slightly below yearend due to pay downs and pay offs in first half 2015. Improved net interest margin has contributed to the higher loan to asset ratio and profitability also.

Overall, new 1-4 family residential and construction has improved slightly in the Company’s market area. A slight improvement over 2014 in the number of loans being processed has also occurred. The levels are far below previous refinancing years and the impact of possible higher rates may hamper opportunity in the second half of 2015.

The Bank opened an additional office during second half of 2014 in Sylvania, Ohio. The new office has performed well and is expected to provide new growth opportunities. The Bank has continued its expansion strategy with the purchase of property for an additional office in Fort Wayne, Indiana. Construction is expected to be completed by end of first quarter 2016.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition ATMs (Automated Teller Machines) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for IRAs (Individual Retirement Accounts) and HSAs (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and ACH (Automated Clearing House) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. An upgrade to the Bank’s bill pay program along with additional electronic services being offered occurred during third quarter of 2014. Changes in billing also took place during the third quarter of 2014. The Bank also restructured a portion of its checking portfolio with the introduction of two new offerings, “Secure” and “Pure” checking in 2014. Some of the Bank’s older checking products were discontinued. Secure checking incorporates identity theft protection and monitoring, Pure checking enables the depositor to offset fees by utilizing on-line statements and either conducting debit card activity or maintaining an overall deposit relationship. The Bank renewed its contract to maintain the successful KASASA brand deposit products.

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

Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:

Commercial Real Estate – Construction, purchase, and refinance of business purpose real estate. Risks discussed during the approval process include construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in a timely fashion, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment.

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

In December of 2014, the Company became a financial holding company within the meaning of the Bank Holding Company Act of 1956 as amended (the “Act”), in order to provide the flexibility to take advantage of the expanded powers available to a financial holding company under the Act. Our subsidiary bank is in turn regulated and examined by the Ohio Division of Financial Institutions and the Federal Deposit Insurance Corporation. The activities of our bank subsidiary are also subject to other federal and state laws and regulations. The Company also formed a captive insurance company (the “captive”) in December 2014 which is located in Nevada and regulated by the State of Nevada Division of Insurance. To enable the formation of the captive, the Company’s status was changed to a financial holding company from a bank holding company.

The Bank’s primary market includes smaller communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of service provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. The Bank opened an office in Waterville, Lucas County, Ohio in third quarter 2013 providing growth opportunity and extension of the market area. An additional office in Wood County was opened in fourth quarter 2013. The office was added through a single office acquisition and is located in Custar, Ohio. The Bank had acquired an office location in Sylvania, Ohio. With remodeling complete, the office opened during the third quarter of 2014. The Banks 23rd office is expected to open during first quarter 2016 in Fort Wayne, Indiana after construction.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF ACTIVITIES (Continued)

At June 30, 2015, we had 253 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

2015 IN REVIEW First Half Performance

New loans were out paced by the loan pay downs and payoffs during the first half of 2015. June 30, 2015 balances were lower than December 31, 2014 by just $1.3 million. However, in comparing to June 30, 2014, net loans balances were $22.5 million higher. The improvement in loan to assets ratio in 2015 over the same period in 2014 was one of the factors for the improvement in the net interest income and margin.

The year of consistent loan growth throughout 2014 spurred improvement in interest income. Interest income from loans was higher by $603 thousand when comparing first half 2015 to 2014. Given that the strategy was to fund loan growth from the sales of securities, interest income from the securities portfolio was down $597 thousand from the same time periods. Overall, improvement in total interest income was $10 thousand for the first half ending June 30, 2015 compared to first half ending June 30, 2014.

Expanding on the positive improvement of interest income was the decrease in cost of funds during the first half of 2015. First half 2015 was lower by $185 thousand than first half 2014. The Company funded its assets with deposits, specifically core deposits. A significant decrease in time deposit balances also contributed to the first half 2015 lower cost of funds.

Combining the improvements in both interest income and interest expense, net interest income was up $195 thousand in 2015 as compared to 2014 for the first half. The benefit of the Company’s strategy of repositioning the balance sheet was evident in the results of the comparison of first half activity on net interest income.

Total allowance provision for loan losses was $575 thousand lower for the first six months of 2015 as compared to same time period 2014. Loan growth warranted a higher provision expense be taken in the first half 2014 than in 2015. Asset quality remained strong which also negated the need to increase the provision. Net charge offs for the first half of 2015 were $275 thousand compared to $403 thousand for first half 2014. In addition, overall past dues remain at historically low levels.

Combining with the improvement in net interest income was an increase in noninterest income. Gains on sales of loans for the first six months of 2015 were $56 thousand higher than for the corresponding period in 2014. In fact, in comparing first half 2015 to first half 2014, 2015 outperformed 2014 in all areas of noninterest income with the exception of gain on sale of available-for-sale securities. Customer service fees were positively impacted by the structural changes made to the Bank’s bill pay program and checking accounts. Additional services were added and the new bundle was marketed as FMeXpress. Fees were collected during each of the three months of third quarter 2014. Fees applied to both the retail and business customers of the Bank. Service charges were impacted in revenue from “Secure” and “Pure” checking beginning in the third quarter 2014. Therefore, during first half 2014, neither of the changes had been implemented.

Low interest rates, with an upward slanted yield curve have enabled the Company to continue to sell investment securities and recognize a gain without compromising the yield. For the first half of 2014, the recognized gain was $302 thousand; for the first half of 2015, it was $246 thousand. Most of the securities sold were agencies maturing in a short time period. Additional sales throughout 2015 may be executed as needed to fund loan growth, which management expects to continue. Additional opportunity to sell investment securities for a gain may be limited for the remainder of 2015 once rates begin to rise. Most economists predict rates to rise by yearend 2015 with the difference in opinion varying between 3rdor 4th quarter.

Noninterest expenses were $697 thousand higher for the first six months of 2015 than for corresponding period in 2014. An additional office was opened in Sylvania impacting salaries and furniture and equipment. Salaries and wages were

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2015 IN REVIEW First Half Performance (Continued)

also higher by $478 thousand in 2015 than 2014 partially due to the increase in the incentive accrual of $192.8 thousand. A stronger performance in the ROA (Return On Assets) financial measure, on which the largest portion of the incentive is based, correlated to a higher provision. Health care costs continue to increase on a per employee basis as the number of full-time equivalent employees was 253 at second quarter-end 2015, down from 255 at the same time for 2014.

Overall, profitability in the first half of 2015 was up significantly as compared to the same time period last year. In comparisons, net income is up 9.7% or $437 thousand. Noninterest income was up 8.6% over the same period in 2014. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

The Bank has been attentive to the significant final mortgage rules and additional guidance issued by the Consumer Financial Protection Bureau to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act provisions. Effective in January 2014, these rules were a game-changer which impacted the entire mortgage lending industry. The Bank continues to work toward fulfillment of applicable requirements for these new mortgage rules, as it gains further understanding of the complexities and inter-related nature of these rules while making strategic decisions, and addressing key considerations necessary for implementation of each rule. The TILA-RESPA Integrated Disclosures (TRID) which were to have been in place August 1, 2015 have been extended to October 3, 2015. The Bank has been diligent in its preparations and had planned to be completely compliant on the August 1st date.

The Company has also prepared for the implementation of Basel III capital rules which began to be phased in for the Company on January 1, 2015. These rules may impact the ability of some financial institutions to pay dividends, though the Company believes itself to be able to maintain its strong capital position and not be limited in that regard. Larger institutions, which the rule was designed for, were required to begin reporting as of January 1, 2014.

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

These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL), the valuation of its Mortgage Servicing Rights and OREO as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES (Continued)

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as OREO. The net income from operations of foreclosed real estate held for sale is reported in non-interest income or non-interest expense determined by whether in a gain or loss position overall. At June 30, 2015, holdings were $1.1 million and were $1.1 million as of December 31, 2014 and $1.5 million as of June 30, 2014.

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

The Bank’s methodology provides an estimate of the probable credit losses either by calculating a specific loss per credit or by applying a composite of historical factors over a relevant period of time with current internal and external factors which may affect credit collectability. Such factors which may influence estimated losses are the conditions of the local and national economy, local unemployment trends, and abilities of lending staff, valuation trends of fixed assets, and trends in credit delinquency, classified credits, and credit losses.

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

The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. The amortization thereof is recorded in non-interest expense. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms,

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of June 30, 2015 to that of December 31, 2014, the cash equivalent liquidity of the Bank has decreased by $2.2 million. During the first three months of 2015, net loans had decreased $7.3 million with an $11.0 million decrease stemming from the repayment on a line of credit by a single borrowing relationship which was expected and which happens each year at this time. As of the end of six months of 2015, net loans are only $1.4 million lower than yearend representing an increase in loans for the quarter.

The Company’s asset size was almost equivalent to yearend, just under 0.2% or $1.4 million higher as of June 30, 2015. Security balances were higher as of June 30, 2015 when compared to yearend balance as longer maturities were purchased to match pledging needs for the end of the period. Sales may be utilized to fund loan growth the remainder of the year. In addition, the Company has an unsecured borrowing capacity of $105.5 million through correspondent banks and over $65.4 million of unpledged securities which may be sold or used as collateral. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Currently the security portfolio is in a net unrealized gain position of $220 thousand. Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio, along with other sources of funding. The Company had begun to decrease the cash position with security purchases in March and will continue to do so until needed for loan growth.

As previously stated, net loans show a decrease for the six months ended June 30, 2015, which reverses the trend in increasing loan balances which the Bank had experienced all throughout fiscal year 2014, beginning in fourth quarter 2013. The loan growth throughout 2014 overshadowed the decrease during 2015 such that the first half 2015 loan balances are still higher than first half 2014. Year to date, the Bank has sold approximately $24.7million of loans into the secondary market, while originating almost the equivalent amount of $24.9 million of the loans during the same six-month period as demonstrated in the cash flow statement for the period. The majority of the activity stemmed from within the 1-4 family portfolio. This was almost one and a half times the activity of first half 2014 of $19.9 million in sales and $15.9 million in origination. The Bank’s pipeline of loans remains strong, driven by opportunities for new relationships as business activity begins to reflect a more optimistic opinion of the economy and large financial institutions downsize certain portfolios. The Bank has also been able to further deepen our relationships and increase the dealings with some of our newer customers.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The chart below shows the breakdown of the loan portfolio by category as of June 30 for the last three years, net of deferred fees and costs.

	(In Thousands)
	June-15 Amount	June-14 Amount	June-13 Amount
Consumer Real Estate	$86,641	$95,863	$77,948
Agricultural Real Estate	52,614	47,745	35,746
Agricultural	74,352	63,393	55,331
Commercial Real Estate	279,002	265,902	215,246
Commercial and Industrial	95,370	98,292	93,978
Consumer	25,160	22,481	19,723
Industrial Development Bonds	7,452	4,163	3,102

Total Loans, net	$620,591	$597,839	$501,074

On a year to year comparison basis, the Commercial real estate portfolio shows the largest increase of $13.1 million in balance as of June 30, 2015 compared to June 30, 2014. Agricultural shows an increase of $11.0 million. Consumer showed the largest improvement in the consumer portfolios of $2.7 million offset by the $9.2 million decrease in consumer real estate. Net loans increased $22.8 million as compared to the same period last year and increased $119.5 million as compared to June 30, 2013.

Overall, total assets of the Company increased $1.4 million from December 31, 2014 to June 30, 2015.

Deposits decreased $912 thousand from yearend 2014 which correlated to the maturing and leaving of time deposits. Time deposits decreased $2.7 million during the first six months of 2015. The Bank budgeted for this occurrence, choosing to fund loan growth with core deposit growth and investment security runoff and sales. The time deposit shrinkage helped to reduce the Bank’s cost of funds, as these are typically the most expensive type of deposit account for the Bank. Core deposits increased $1.7 million the first six months of 2015 as compared to December 31, 2014. Core deposits enable the Bank to offer additional services to its customer and generate non-interest income.

The Bank had $4.5 million in FHLB advances that matured during 2014. This too has lowered the cost of funds. Securities sold under agreement to repurchase increased $2.0 million during the first six months of 2015 as compared to yearend.

Capital increased $2.4 million during the first half of 2015, as earnings exceeded dividend declarations. Accumulated other comprehensive income decreased in gain position $224 thousand which encompassed the shift of $246 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid year-to-date differed by just $11 thousand from than the same period last year as the same 21 cents per share was paid. Dividend’s declared, however, increased with the 22 cents per share declared in June 2015, accounting for a $36.4 thousand decrease in capital in comparison.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	12.49%
Tier I Leverage Ratio	11.90%
Risk Based Capital Tier I	14.75%
Total Risk Based Capital	15.56%
Stockholders’ Equity/Total Assets	12.40%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for six month periods ended June 30, 2015 and 2014.

Improvement in net interest income of $195 thousand occurred for the first half 2015 over the same period 2014, with minor improvement seen in both parts of the equation. Interest income up $10 thousand over June 30, 2014 and interest expense, accounting for the largest improvement, was down $185 thousand. The higher balance in interest and fees from loans was generated from the increase in loan balances which occurred throughout 2014. Overall interest income was hampered by the larger amount of assets held in cash, especially during the first two months of the year. The improvement in interest income from loans was significant at $603 thousand for 2015 as compared to 2014. This improvement was offset by the loss of interest revenue from the investment portfolio, partially used for funding as compared to 2014 and due to conversion to cash in the first quarter of 2015. The decrease in interest income from securities was $597 thousand.

A decrease in provision expense for loans of $575 thousand coupled with an increase of $418 thousand in noninterest income for first half 2015 as compared to first half 2014 were two main factors in the higher net income for the period. While a much stronger loan growth in the second quarter 2015 would have aided interest income, the lack thereof made a higher loan provision unnecessary. Noninterest income increased with the increase in core deposits. Services utilized by depositors increased which in turn increased the revenue recognized by the Bank. Interchange revenue increased from usage of debit and credit cards and service charges increased due to the restructuring of checking products.

Noninterest expense was higher by $697 thousand in comparison due largely to the addition an office located in Sylvania, Ohio which opened during the third quarter 2014. Medical claims along with the cost of providing insurance coverage have been higher in 2015. Modest increases in salaries for most employees are expected for the remainder of 2015. Better bottom line results correlate to a higher incentive accrual also.

Overall, the performance for the year-to-date comparison had a higher bottom line net income of $437 thousand caused by the increased noninterest income, lower loan provision and a lower effective tax rate.

The Company is focused on continuing to strengthen our core earnings through loan growth and improvement to the net interest margin. Enhancements to products and services are being analyzed in 2015 to create additional revenue opportunities. As mentioned previously, deposit services had been the focus with updates and new services being offered with bill pay to form “FMeXpress” and the two new checking products, “Secure” and “Pure” during 2014.

Interest Income

Annualized interest income and yield on earning assets is up 3 basis points in 2015 as compared to June 30, 2014. While the average total earning assets were lower by 1.2% or $10.4 million than the prior year, the increase in interest income resulted primarily from the increased growth of the Company’s loan portfolios, up $33.4 million in average balances. As the table that follows confirms, the increase in the amount of the interest earning portfolios from loans was almost equivalent to the decrease in securities on a tax adjusted basis. The increased volume in the loan portfolio also offset the loss in interest income due to rate changes. The security portfolio will continue to be utilized to fund loan growth however; it was increased slightly as cash liquidity was decreased in the short term. Prepayment speeds have slowed on mortgage-backed securities, as long term rates inch slightly higher.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Rates on the loan portfolio are lower as compared to the previous year due to the change in the composition of the overall portfolio. An emphasis on building spreads and margins on existing loans remains intact. Overall loans are up on average $33.4 million and the security portfolio down $54.8 million on average from the previous year. The overall revenue should continue to improve with a decrease in the cash position and securities as those funds are put to use to fund loan growth.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended June 30, 2015		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2015	June 30, 2014
Loans	$613,915	$14,257	4.65%	4.71%
Taxable Investment Securities	178,453	1,400	1.57%	1.62%
Tax-exempt Investment Securities	66,424	795	3.63%	4.09%
Fed Funds Sold & Interest Bearing Deposits	18,766	21	0.22%	0.23%

Total Interest Earning Assets	$877,558	$16,473	3.85%	3.82%

Change in Year Ended June 30, 2015 Interest Income Compared to June 30, 2014

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$603	$777	$(174)
Taxable Investment Securities	(477)	(415)	(62)
Tax-exempt Investment Securities	(129)	(35)	(94)
Fed Funds Sold & Interest Bearing Deposits	13	13	—

Total Interest Earning Assets	$10	$340	$(330)

Interest Expense

Interest expense continued to be lower than the comparable six months of 2014. Interest expense related to deposits was down $178 thousand while the average interest-bearing deposit balance decreased by $58.9 million in comparing the balances of each six month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-nine months. Time deposits decreased $33.8 million in average balances as depositors continue to place more funds in shorter term deposits while they wait for rates to rise or move funds elsewhere.

Interest on borrowed funds was $4 thousand lower for the six month period ended June 30, 2015 than 2014. All borrowings from Federal Home Loan Bank were paid off during 2014, making the average balance in other borrowed money lower by $290 thousand in 2015 in comparison. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had a lower average balance in 2015 by $8.8 million of whose cost was offset by higher rates making the fluctuation cost a minimal $3 thousand.

Asset yield increased 3 basis points while cost of funds held steady resulting in a 3 basis point improvement in the net interest spread. The main focus is to continue to increase asset yield by using excess cash and the liquidation of lower yielding investments to fund loan growth. Borrowings may be utilized if the cost thereof is lower than cost of new deposit generation or the loss on sales of securities.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Year to Date Ended June 30, 2015		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	June 30, 2015	June 30, 2014
Savings Deposits	$411,315	$768	0.37%	0.33%
Other Time Deposits	191,559	837	0.87%	0.94%
Other Borrowed Money	—	—	0.00%	2.76%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	53,290	124	0.47%	0.41%

Total Interest Bearing Liabilities	$656,164	$1,729	0.53%	0.53%

Change in Year Ended June 30, 2015 Interest Expense Compared to June 30, 2014.

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$48	$(47)	$95
Other Time Deposits	(226)	(147)	(79)
Other Borrowed Money	(4)	(4)	—
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	(3)	(20)	17

Total Interest Bearing Liabilities	$(185)	$(218)	$33

Net Interest Income

Net interest income is higher in the six month comparison between 2015 and 2014. Hampered by the lower earning asset balances, the improvement in net interest margin is somewhat hidden. The tables above demonstrate that the improvements in net interest income are primarily a result of a continued shift in balance sheet composition. As the source of funds and its related cost is measured for supporting loan growth, a greater net interest income improvement will become a reality.

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

	June 30, 2015	June 30, 2014
Interest/Dividend income/yield	3.85%	3.82%
Interest Expense / yield	0.53%	0.53%

Net Interest Spread	3.32%	3.29%

Net Interest Margin	3.45%	3.39%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense

Provision expense incurred for loan loss was lower by $575 thousand for the six months ended June 30, 2015 as compared to the same 2014 period. Loan growth throughout 2014 warranted the increased provision to the loan loss reserve. The reversal of a small portion of that loan growth during first half 2015 made a large provision unwarranted. Even with the significant loan growth during 2014 and the seasoning of those loans, asset quality remains strong. The balance in nonaccrual loans increased $1.7 million along with an increase of $3.2 million in impaired loan balances as of June 30, 2015 as compared to the balances as of June 30, 2014. This was due mainly to one relationship of which the expected loss has been charged-off. Even with the charge-offs the ACL is $279 thousand higher at June 30, 2015 as compared to June 30, 2014. The change in the valuation allowance on the impaired loans for the two periods is $273 thousand higher for year-to-date 2015. The overall net loan portfolio was also $22.8 million higher as of June 30, 2015 compared to June 30, 2014. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts on the following page will show for 2014, a large portion of the provision to increase the reserve balance was for loan growth during the period. The ratios at the bottom of the chart show a strong asset quality and allowance position.

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

The Bank had $1.3 million of its impaired loans classified as TDR as of June 30, 2015. One commercial and industrial loan and one commercial real estate loan were classified as TDR during the first half. When combined with pay-downs, the change resulted in $3.2 million more in impaired balances and the specific allocation was increased by just $88 thousand since yearend 2014.

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

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. Commercial and industrial loans accounted for the largest component of charge-offs and commercial real estate loan activity has accounted for the largest component of recoveries through first half 2015. As was mentioned in previous discussion, the commercial real estate portfolio is currently having a major impact on the ALLL.

The following table presents activities for the allowance for loan losses by loan type for six months ended June 30, 2015, 2014, and 2013.

	(In Thousands)
	Six Months	Six Months	Six Months
	Ended	Ended	Ended
	June-15	June-14	June-13
Loans, net	$620,591	$597,839	$501,074

Daily average of outstanding loans	$613,915	$580,469	$489,831

Allowance for Loan & Lease Losses - January 1	$5,905	$5,194	$5,224
Loans Charged off:
Consumer Real Estate	—	130	100
Agricultural Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	85	229	64
Commercial and Industrial	390	—	—
Consumer	146	175	198

	621	534	362

Loan Recoveries
Consumer Real Estate	27	17	9
Agricultural Real Estate	—	—	—
Agricultural	3	3	4
Commercial Real Estate	202	3	—
Commercial and Industrial	23	10	56
Consumer	91	98	87

	346	131	156

Net Charge Offs	275	403	206
Provision for loan loss	297	872	279

Allowance for Loan & Lease Losses - June 30	$5,927	$5,663	$5,297
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30	201	186	187

Total Allowance for Credit Losses - June 30	$6,128	$5,849	$5,484

Ratio of net charge-offs to average Loans outstanding	0.04%	0.07%	0.04%

Ratio of Allowance for Loan Loss to Nonperforming Loans	192.52%	426.85%	114.93%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for six months ended June 30, 2015 and June 30, 2014

	(In Thousands)		(In Thousands)
	June-2015		June-2014
	Amount	% of Loan Category	Amount	% of Loan Category
Balance at End of Period Applicable To:
Consumer Real Estate	$309	13.96	$569	16.03
Agricultural Real Estate	189	8.48	125	7.99
Agricultural	519	11.98	316	10.60
Commercial Real Estate	2,286	44.96	1,887	44.48
Commercial and Industrial	1,288	15.37	1,468	16.44
Consumer	309	4.05	290	3.76
Unallocated	1,027	1.20	1,008	0.70

Allowance for Loan & Lease Losses	5,927		5,663
Off Balance Sheet Commitments	201		186

Total Allowance for Credit Losses	$6,128		$5,849

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total net loans in January, 2010, to 0.22% which was a new low as of June 30, 2014. June 2015 increased slightly to 0.43% though any percentage under 1% is considered low. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

Non-interest Income

Overall, noninterest income for six months 2015 was $418 thousand above the same time period of 2014. As expected, revenue from gains on sales of investment securities diminished compared to prior periods. The Bank was able to capitalize on those opportunities; however, current increases in the long term market rates has slowed the progress. All categories of noninterest income increased as compared to year-to-date 2014 with the exception of gain on sales of available-for-sale securities. The Bank does not expect a significant change in the opportunity for gains for the remainder of 2015.

$30.0 million in sales of investment securities were conducted so far in 2015 to capture the benefit of movement in market interest rates. The sales resulted in a gain of $246 thousand. The same time period 2014 had similar sales of $29.3 million resulting in larger gains of $302 thousand. The difference between 2015 and 2014 sales was the utilization of the funds. 2014 went to fund loan growth while 2015 was held in cash and reinvested in securities during the second quarter.

Gain on sales of loans improved during first half 2015. Secondary market sales of 1-4 family properties accounted for 81% or $281.7 thousand of the total gain of $348 thousand. While it represents over one and a half times the gain of first half 2014, it signals a little change in the consumer real estate market. The low level of growth is a concern for community banks as it should be a stable integral part of servicing the market area and it has been extremely soft the last few years.

With the percentage of core deposits, specifically checking accounts, increasing throughout the Bank’s market area, debit card usage was higher. Corresponding interchange income increased to over $1.2 million for the half, outperforming year-to-date 2014 by $87 thousand.

Overdraft and return check fees were lower by $33 thousand in comparing the period even as the number of accounts increased.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The Bank implemented new (while revamping older) products and services during 2014 in its checking account offerings to capture additional revenue. More importantly, to also add value to our customer experience and meet new service demands. The majority of the changes occurred during the second half of 2014 so the increase of $159 thousand is more dramatic in this first half comparison of 2015 to 2014.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For 2015, mortgage servicing rights caused a net $5 thousand more in income. This is up from 2014’s net expense cost of $43 thousand. The lower cost for 2015 is attributed to higher loan origination level of 1-4 families in 2015 as compared to 2014. The carrying value is well below the market value of $2.6 million which indicates any large expense to fund the valuation allowance to be unlikely in 2015.

	(In Thousands)
	2015	2014
Beginning Balance, January 1	$2,023	$2,066
Capitalized Additions	188	123
Amortization	(183)	(166)

Ending Balance, June 30	2,028	2,023
Valuation Allowance	—	—

Mortgage Servicing Rights, net June 30	$2,028	$2,023

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2015 was $697 thousand higher than for the same period of 2014. Salaries and wages were $478 thousand higher in first half 2015 as compared to 2014. The number of full time equivalent employees decreased from 255 as of June 30, 2014 to 253 as of June 30, 2015. 2014’s June 30th numbers include the addition of two offices, and 2015’s includes one more office during the same time comparison to 2014.

Base salary expense has increased 7% or $340.2 thousand during the first half of 2015. Annual increases were modest though additional expense has come from achieving a fully staffed division of lenders. Thus the cost per employee has increased as has the skilled labor force.

The incentive accrual for 2015 and 2014 differs by $192.8 thousand. This is due to the return on assets (ROA) of the Bank for the periods on which the incentive is calculated is higher at 1.08% versus .097% for year-to-date 2014. Earnings per share (EPS), the other performance measure used for incentive purposes of the Company, is $1.07 for the same time periods for 2015, $.10 higher than 2014. 2015 is higher in net income, cost of employees and incentive expense. The Bank continues to reward employees for performance and the accrual reflects this.

Loss on sale of other assets owned was lower by $47 thousand as of first half end 2015 as compared to same period 2014. This line item includes losses from sales of assets, losses from write-downs to the Bank’s OREO and losses resulting from the loss or disposal of fixed assets, though the fixed asset impact is inconsequential. Holdings in OREO decreased to $1.1 million as of June 30, 2015 compared to holdings of $1.5 million as of June 30, 2014. Activity on sales of OREO has slowed in 2015 with two sales, compared to nine sales in the first six months of 2014. The Bank expects this to continue throughout the remainder of 2015. The Bank also wrote down the value on five properties due to updated appraisals received in 2014. No additional write downs have occurred so far in 2015. The Bank expects holdings to decrease even further with sales and limited new additions.

An increase occurred of $17 thousand in the amortization expense of mortgage servicing rights. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. Of the sales and originations shown in the cash flow for 2015, $21.3 million were originated and $21.2 million sold from the 1-4 family portfolio which had mortgage servicing rights attached. These were up from $12.4 million in originations and $13.0 million in sales from the same portfolio as of first half 2014. Therefore, increased amortization expense indicates more refinancing activity.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Other general and administrative expenses were lower during the six months for 2015 by $111 thousand, as compared to the same six months 2014. The amortization expense of the core deposit intangible was $78.6 thousand lower in 2015 than in 2014 due to completion of the amortization expense related to the Knisely Bank acquisition during 2014. Consulting fees were down $68.9 thousand as additional vendors were utilized in 2014 for the new product projects.

Overall non-interest expense was higher due to the expansion strategy employed. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was up $437 thousand for the six months ended June 30, 2015, compared to the same period of 2014. The importance of a higher loan to asset percentage was evidenced by the improvement in interest income as it relates to loans and the overall yield. Along with the increase in noninterest income, it becomes essential that the Bank continue to build on the growth in loans and core deposits. The ability to fund that loan growth with a growth in core deposits is a strength of the Company which should continue with the addition of new offices. Core deposits also offer the ability to cross-sell additional services.

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

Overall, the Bank is working to offset the probable loss of noninterest income streaming from the sale of loans by increasing the loan balances. Possible improvement in the net interest margin appears attainable with the loan increases that occurred during 2014. The addition of the new deposit products along with service enhancements on the more mature relationships will help to increase the service charge revenue and/or interchange revenue from increased debit card transactions.

Comparison of Results of Operation for three month periods ended June 30, 2015 and 2014.

The second quarter saw an increase of $5.9 million in net loan growth over the ending balances of the first quarter. While still a deficit over year-end balances as noted previously, this represents an increase of $22.5 million over the past twelve months. The benefits of this can be seen in increased levels of loan interest income and is important to the Company as it improves its net interest income and margin.

Interest income from loans was $186 thousand higher for the quarter ended June 30, 2015 over the same time period in 2014. The available-for-sale securities portfolio saw a decrease of $206 thousand in interest income during this time; however this was expected, as the increased balances did not materialize until nearer to quarter end for 2015. Overall, interest income was down $14 thousand for the second quarter 2015 versus 2014. Increased levels of lower-earning cash balances in 2015 over 2014 also contributed to this decline.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended June 30, 2015 and 2014.

Annualized interest income and yield on earning assets were up five basis points, as compared to June 30, 2014. From the following table, the increased volume in loans helped offset the decreases due to changes in rates. Within the security portfolio, slowing prepayment speeds in mortgage-backed securities helped to offset the declines due to lower volumes.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended 6/30/2015		Yield/Rate
	Average Balance	Interest/Dividends	June 30, 2015	June 30, 2014
Interest Earning Assets:
Loans	$616,997	$7,163	4.65%	4.72%
Taxable Investment Securities	183,569	715	1.56%	1.49%
Tax-exempt Investment Securities	69,058	400	3.51%	4.07%
Fed Funds Sold & Interest Bearing Deposits	14,352	11	0.31%	0.30%

Total Interest Earning Assets	$883,976	$8,289	3.85%	3.80%

Change in Quarter to Date June 30, 2015 Interest Income Compared to June 30, 2014 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$185	$293	$(108)
Taxable Investment Securities	(145)	(185)	40
Tax-exempt Investment Securities	(58)	5	(63)
Fed Funds Sold & Interest Bearing Deposits	4	5	(1)

Total Interest Earning Assets	$(14)	$118	$(132)

Factoring into the stronger net interest income for the quarter was the decrease in cost of funds in 2015. Second quarter 2015 was lower by $99 thousand than second quarter 2014. The Company funded its assets with deposits, specifically core deposits. A decrease in time deposit balances also contributed to the second quarter 2015 lower cost of funds.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended June 30, 2015 and 2014.

As can be seen in the following table, nearly all of the decrease in interest expense for the second quarter 2015 can be attributed to the decrease in interest-bearing liabilities. Only savings deposits increased during the quarter when compared to 2014, evidencing the Company’s plan to fund growth through its core deposits and away from time deposits.

	(In Thousands)
	Quarter to Date Ended 6/30/2015		Yield/Rate
	Average Balance	Interest/Dividends	June 30, 2015	June 30, 2014
Interest Bearing Liabilities:
Savings Deposits	$415,949	$396	0.38%	0.34%
Other Time Deposits	190,375	412	0.87%	0.97%
Other Borrowed Money	—	—	0.00%	0.00%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	52,591	63	0.48%	0.40%

Total Interest Bearing Liabilities	$658,915	$871	0.53%	0.53%

Change in Quarter to Date June 30, 2015 Interest Expense Compared to June 30, 2014 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$24	$(23)	$47
Other Time Deposits	(121)	(66)	(55)
Other Borrowed Money	—	—	—
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	(2)	(14)	12

Total Interest Bearing Liabilities	$(99)	$(103)	$4

Net interest income was up $85 thousand in the second quarter 2015 over the same timeframe in 2014. The benefits of the Company’s strategy of repositioning the balance sheet and the lower cost of funds were evident when comparing the results between the two years.

Combining with the improvement in net interest income was an improvement in noninterest income of $110 thousand for the second quarter. The bulk of this increase came from an increase in customer service fees. Customer service fees were positively impacted by the structural changes made to the Bank’s bill pay program and checking accounts. Additional services were added in 2014 and the new bundle was marketed as FMeXpress. Fees were collected beginning in the third quarter 2014 to both retail and business customers. Other service charges and fees also saw a $37 thousand increase in the second quarter 2015 over 2014. However, both gains on sales of loans and available-for-sale securities were lower when comparing the two quarters.

Total allowance for provision for loan losses was $261 thousand lower for the second quarter 2015 as compared to the same quarter 2014. Loan growth warranted a higher provision expense be taken in 2014 than in 2015. Management continues to monitor asset quality, making adjustments to the provision as necessary. While loan charge-offs were $361 thousand higher in second quarter 2015 than 2014, recoveries improved $234 thousand. Past due loans increased $1.4 million from June 30, 2014 to June 30, 2015, the bulk of which was an increase in the commercial real estate class. No new loans were categorized as TDR during the quarter, and no TDR loans defaulted during the quarter.

The table below breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended June 30, 2015 and 2014.

The following table presents activities for the allowance for loan losses by loan type for three months ended June 30, 2015, 2014, and 2013.

	(In Thousands)
	Three Months Ended June-15	Three Months Ended June-14	Three Months Ended June-13
Loans	$620,591	$597,839	$501,074

Daily average of outstanding loans	$616,997	$591,732	$495,014

Allowance for Loan & Lease Losses - April 1	$5,977	$5,325	$5,344
Loans Charged off:
Consumer Real Estate	—	66	89
Agricultural Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	85	28	44
Commercial and Industrial	389	—	—
Consumer	55	74	112

	529	168	245

Loan Recoveries
Consumer Real Estate	25	7	4
Agricultural Real Estate	—	—	—
Agricultural	2	3	3
Commercial Real Estate	201	—	—
Commercial and Industrial	17	5	41
Consumer	51	47	38

	296	62	86

Net Charge Offs	233	106	159
Provision for loan loss	183	444	112

Allowance for Loan & Lease Losses - June 30	$5,927	$5,663	$5,297
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30	201	186	187

Total Allowance for Credit Losses - June 30	$6,128	$5,849	$5,484

Ratio of net charge-offs to average Loans outstanding	0.04%	0.02%	0.03%

Ratio of Allowance for Loan Loss to Nonperforming Loans	192.50%	426.89%	114.93%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended June 30, 2015 and 2014.

For the second quarter 2015, noninterest expenses were $339 thousand higher than in 2014. The additional office in Sylvania, increased levels of officer staffing, and modest salary increases contributed to the majority of this increase.

Overall, net income in the second quarter of 2015 was up $43 thousand as compared to the same quarter last year. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

Net interest spread and net interest margin are slightly improved in the second quarter 2015 versus 2014, as shown in the table below. These improvements reflect the Company’s successful shifting of the balance sheet and the increase in noninterest-bearing core deposits.

	6/30/2015	6/30/2014
Interest/Dividend income/yield	3.85%	3.80%
Interest Expense / yield	0.53%	0.53%

Net Interest Spread	3.32%	3.27%

Net Interest Margin	3.45%	3.37%

FORWARD LOOKING STATEMENTS

Statements contained in this portion of the Company’s report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Such forward-looking statements are based on current expectations, but actual results may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results differ from those projected in the forward-looking statements.

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

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin			Interest Rate Shock on Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate

3.25%	-1.53%	Rising	3.00%	31,132	2.75%
3.23%	-1.97%	Rising	2.00%	30,600	1.00%
3.23%	-2.11%	Rising	1.00%	30,155	-0.47%
3.30%	0.00%	Flat	0.00%	30,298	0.00%
3.05%	-7.45%	Falling	-1.00%	28,188	-6.97%
2.77%	-15.85%	Falling	-2.00%	25,977	-14.26%
2.48%	-24.89%	Falling	-3.00%	23,627	-22.02%

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

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended June 30, 2015 (1).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2015 to 4/30/2015	—	—	18,866	181,134

5/1/2015 to 5/31/2015	—	—	18,886	181,134

6/1/2015 to 6/30/2015	—	—	18,866	181,134

Total	—	—	18,866	181,134

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 16, 2015. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 16, 2015 and December 31, 2015.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 4	CONTROLS AND PROCEDURES (Continued)

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

10.1	Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive 14A Proxy Statement, File No. 000-14492, filed with the Commission on March 16, 2015)

31.1	Rule 13-a-14(a) Certification - CEO

31.2	Rule 13-a-14(a) Certification - CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: July 29, 2015	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: July 29, 2015	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO