Form 10-Q
period 2015-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2015-10-28
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,624,353
Class	Outstanding as of October 28, 2015

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2015 and December 31, 2014	3

	Condensed Consolidated Statements of Income & Comprehensive Income - Three and Nine Months Ended September 30, 2015 and September 30, 2014	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 and September 30, 2014	5

	Notes to Condensed Consolidated Financial Statements	6-34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-53

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	53-54

Item 4.	Controls and Procedures	54

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3.	Defaults Upon Senior Securities	55

Item 4.	Mine Safety Disclosures	55

Item 5.	Other Information	55

Item 6.	Exhibits	55

Signatures		56

Exhibit 31.	Certifications Under Section 302

Exhibit 32.	Certifications Under Section 906

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Laabel Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Condensed Consolidated Balance Sheets
	(in thousands of dollars)
	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$30,352	$22,246
Federal Funds Sold	866	2,049

Total cash and cash equivalents	31,218	24,295
Securities - available-for-sale	244,786	248,492
Other Securities, at cost	3,717	3,717
Loans, net	629,074	616,021
Premises and equipment	20,107	20,300
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,045	2,023
Other Real Estate Owned	1,133	1,094
Other assets	21,368	21,197

Total Assets	$957,522	$941,213

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$161,978	$164,009
Interest-bearing
NOW accounts	188,362	179,862
Savings	226,318	223,189
Time	191,384	195,500

Total deposits	768,042	762,560
Federal funds purchased and securities sold under agreements to repurchase	61,504	55,962
Dividend payable	1,009	965
Accrued expenses and other liabilities	7,474	7,233

Total liabilities	838,029	826,720

Commitments and Contingencies
Stockholders’ Equity
Common stock - No par value - 6,500,000 shares authorized 5,200,000 shares issued	12,976	12,222
Treasury Stock - 575,647 shares 2015, 572,662 shares 2014	(13,047)	(11,928)
Retained earnings	118,422	113,755
Accumulated other comprehensive income	1,142	444

Total stockholders’ equity	119,493	114,493

Total Liabilities and Stockholders’ Equity	$957,522	$941,213

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2014, Condensed Consolidated Balance Sheet has been derived from the audited financial statements of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

	Condensed Consolidated Statement of Income & Comprehensive Income (in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest Income
Loans, including fees	$7,341	$7,108	$21,598	$20,762
Debt securities:
U.S. Treasury and government agency	603	811	1,819	2,482
Municipalities	456	512	1,361	1,559
Dividends	37	36	111	119
Federal funds sold	2	3	7	4
Other	5	1	21	8

Total interest income	8,444	8,471	24,917	24,934
Interest Expense
Deposits	841	832	2,446	2,615
Federal funds purchased and securities sold under agreements to repurchase	94	63	218	190
Borrowed funds	—	—	—	4

Total interest expense	935	895	2,664	2,809

Net Interest Income - Before provision for loan losses	7,509	7,576	22,253	22,125
Provision for Loan Losses	243	282	540	1,154

Net Interest Income After Provision For Loan Losses	7,266	7,294	21,713	20,971
Noninterest Income
Customer service fees	1,388	1,317	4,171	3,841
Other service charges and fees	1,084	1,047	2,963	2,767
Net gain on sale of loans	183	205	531	497
Net gain on sale of available-for-sale securities	172	192	418	494

Total noninterest income	2,827	2,761	8,083	7,599
Noninterest Expense
Salaries and Wages	2,714	2,638	8,083	7,529
Employee benefits	804	927	2,555	2,492
Net occupancy expense	289	267	1,012	842
Furniture and equipment	475	439	1,324	1,232
Data processing	318	305	967	943
Franchise taxes	186	195	560	586
Net loss on sale of other assets owned	32	95	43	153
FDIC Assessment	126	126	364	388
Mortgage servicing rights amortization	93	92	276	258
Other general and administrative	1,475	1,495	4,274	4,405

Total noninterest expense	6,512	6,579	19,458	18,828

Income Before Income Taxes	3,581	3,476	10,338	9,742
Income Taxes	961	1,002	2,770	2,757

Net Income	2,620	2,474	7,568	6,985

Other Comprehensive Income (Loss)(Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	1,210	(117)	1,116	446
Reclassification adjustment for gain on sale of available-for-sale securities	(172)	(192)	(418)	(494)

Net unrealized gain (loss) on available-for-sale securities	1,038	(309)	698	(48)
Tax effect	353	(105)	237	(16)

Other Comprehensive Income (Loss)	685	(204)	461	(32)
Comprehensive Income	$3,305	$2,270	$8,029	$6,953

Earnings Per Share - Basic and Diluted	$0.57	$0.54	$1.64	$1.51

Weighted Average Shares Outstanding	4,615,379	4,621,298	4,615,689	4,628,429

Dividends Declared	$0.22	$0.21	$0.65	$0.63

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Condensed Consolidated Statements of Cash Flows
	(in thousands of dollars)
	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net income	$7,568	$6,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,176	1,091
Accretion and amortization of available-for-sale securities, net	924	1,130
Amortization of servicing rights	276	258
Amortization of core deposit intangible	242	360
Compensation expense related to stock awards	224	205
Provision for loan loss	540	1,154
Gain on sale of loans held for sale	(531)	(497)
Originations of loans held for sale	(39,840)	(26,312)
Proceeds from sale of loans held for sale	39,812	30,391
Loss on sale of other assets	43	153
Gain on sales of securities available-for-sale	(418)	(494)
Change in other assets and other liabilities, net	(385)	(1,369)

Net cash provided by operating activities	9,631	13,055

Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	8,023	13,281
Sales	44,624	57,928
Purchases	(48,404)	—
Proceeds from sales of assets	54	9
Additions to premises and equipment	(1,037)	(2,684)
Loan originations and principal collections, net	(13,565)	(36,505)

Net cash provided by (used in) investing activities	(10,305)	32,029

Cash Flows from Financing Activities
Net change in deposits	5,482	(31,558)
Net change in federal funds purchased and securities sold under agreements to repurchase	5,542	(7,537)
Repayment of FHLB advances	—	(4,500)
Purchase of Treasury Stock	(493)	(576)
Cash dividends paid on common stock	(2,934)	(2,897)

Net cash provided by (used in) financing activities	7,597	(47,068)

Change in Cash and Cash Equivalents	6,923	(1,984)
Cash and cash equivalents - Beginning of year	24,295	19,263

Cash and cash equivalents - End of period	$31,218	$17,279

Supplemental Information
Cash paid during the year for:
Interest	$2,654	$2,918

Income taxes	$1,705	$2,137

Noncash investing activities:
Transfer of loans to other real estate owned	$113	$139

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that are expected for the year ended December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

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

The amortization expense for the year ended December 31, 2014 was $480 thousand. Of the $323 thousand to be expensed in 2015, $242 thousand has been expensed for the nine months ended September 30, 2015. $360 thousand was expensed for the nine months ended September 30, 2014.

	Hicksville	Custar	Total
2015	$155	$168	$323
2016	155	167	322
2017	78	167	245
2018	—	167	167
2019	—	167	167
Thereafter	—	161	161

	$388	$997	$1,385

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$38,861	$124	$(81)	$38,904
U.S. Government agency	100,798	215	(209)	100,804
Mortgage-backed securities	27,593	472	(37)	28,028
State and local governments	75,804	1,356	(110)	77,050

Total available-for-sale securities	$243,056	$2,167	$(437)	$244,786

	(In Thousands)
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$25,833	$—	$(440)	$25,393
U.S. Government agency	120,154	391	(1,311)	119,234
Mortgage-backed securities	29,067	557	(62)	29,562
State and local governments	72,765	1,671	(133)	74,303

Total available-for-sale securities	$247,819	$2,619	$(1,946)	$248,492

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

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2015
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(1)	$5,112	$(80)	$15,337
U.S. Government agency	(63)	26,934	(146)	29,977
Mortgage-backed securities	(5)	5,143	(32)	3,732
State and local governments	(84)	9,510	(26)	1,193

Total available-for-sale securities	$(153)	$46,699	$(284)	$50,239

	(In Thousands)
	December 31, 2014
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$(440)	$25,393
U.S. Government agency	(1)	5,458	(1,310)	82,803
Mortgage-backed securities	—	—	(62)	7,900
State and local governments	(31)	3,442	(102)	7,756

Total available-for-sale securities	$(32)	$8,900	$(1,914)	$123,852

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

Below are the gross realized gains and losses as of September 30 for each of the years presented.

	(In Thousands)
	2015	2014
Gross realized gains	$418	$638
Gross realized losses	—	(144)

Net realized gains	$418	$494

Tax expense related to net realized gains	$142	$168

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gain is included in net gain on sale of securities available-for-sale and the related tax expense is included in income tax expense in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$7,032	$7,056
After one year through five years	164,119	164,805
After five years through ten years	37,428	37,840
After ten years	6,884	7,057

Total	$215,463	$216,758
Mortgage-backed securities	27,593	28,028

Total	$243,056	$244,786

Investments with a carrying value of $194.8 million and $176.9 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of September 30, 2015 and December 31, 2014.

NOTE 4 LOANS

The Company had $848 thousand in loans held for sale at September 30, 2015 as compared to $459 thousand in loans held for sale at December 31, 2014. Due to materiality, these loans are included in the Consumer Real Estate loan numbers with a portion included in Agricultural Real Estate loans as well.

Loan balances as of September 30, 2015 and December 31, 2014:

	(In Thousands)
Loans:	September 30, 2015	December 31, 2014
Consumer real estate	$88,222	$97,550
Agricultural real estate	55,059	50,895
Agricultural	73,193	74,611
Commercial real estate	301,841	270,188
Commercial and industrial	84,371	100,126
Consumer	26,440	24,277
Industrial Development Bonds	6,649	4,698

	635,775	622,345
Less: Net deferred loan fees and costs	(536)	(419)

	635,239	621,926
Less: Allowance for loan losses	(6,165)	(5,905)

Loans - Net	$629,074	$616,021

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following is a maturity schedule by major category of loans as of September 30, 2015:

	Maturities (In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer real estate	$10,809	$15,924	$61,489
Agricultural real estate	4,575	13,302	37,182
Agricultural	44,714	24,161	4,318
Commercial real estate	30,220	95,307	176,314
Commercial and industrial	50,502	28,313	5,556
Consumer	5,169	16,257	5,014
Industrial development bonds	1,440	127	5,082

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2015. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer real estate	$70,370	$17,852
Agricultural real estate	41,081	13,978
Agricultural	68,594	4,599
Commercial real estate	210,079	91,762
Commercial and industrial	66,815	17,556
Consumer	22,379	4,061
Industrial development bonds	6,509	140

As of September 30, 2015 and December 31, 2014 one to four family residential mortgage loans amounting to $19.8 and $20.8 million, respectively, have been pledged as security for future loans the Bank may utilize from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of September 30, 2015 and December 31, 2014, net of deferred loan fees and costs:

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer real estate	$441	$233	$252	$926	$87,094	$88,020	$—
Agricultural real estate	—	—	222	222	54,773	54,995	—
Agricultural	—	—	—	—	73,310	73,310	—
Commercial real estate	8	—	1,024	1,032	300,310	301,342	—
Commercial and industrial	20	—	10	30	91,084	91,114	—
Consumer	22	—	—	22	26,436	26,458	—

Total	$491	$233	$1,508	$2,232	$633,007	$635,239	$—

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer real estate	$713	$50	$436	$1,199	$96,351	$97,550	$—
Agricultural real estate	—	—	—	—	50,895	50,895	—
Agricultural	25	—	—	25	74,586	74,611	—
Commercial real estate	78	204	709	991	269,197	270,188	—
Commercial and industrial	—	8	—	8	104,816	104,824	—
Consumer	25	8	29	62	23,796	23,858	—

Total	$841	$270	$1,174	$2,285	$619,641	$621,926	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2015 and December 31, 2014:

	(In Thousands)
	September 30 2015	December 31 2014
Consumer real estate	$1,041	$628
Agricultural real estate	222	—
Agricultural	—	—
Commercial real estate	668	709
Commercial and industrial	321	339
Consumer	42	29

Total	$2,294	$1,705

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:

a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.

c.	The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment.

f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:

a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.

9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of September 30, 2015 and December 31, 2014:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
September 30, 2015
1-2	$5,527	$10,866	$714	$294	$—
3	15,598	19,901	26,839	14,292	3,207
4	33,358	42,100	269,865	68,560	3,442
5	84	422	1,689	958	—
6	428	—	1,630	158	—
7	—	21	605	203	—
8	—	—	—	—	—

Total	$54,995	$73,310	$301,342	$84,465	$6,649

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2014
1-2	$4,319	$11,490	$1,072	$1,771	$—
3	15,780	26,871	34,229	15,582	4,289
4	30,472	36,225	225,015	80,079	409
5	111	—	7,083	2,299	—
6	213	—	2,080	165	—
7	—	25	709	230	—
8	—	—	—	—	—

Total	$50,895	$74,611	$270,188	$100,126	$4,698

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2015 and December 31, 2014.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	September 30, 2015	December 31, 2014
Grade
Pass	$87,289	$97,007
Special Mention (5)	49	—
Substandard (6)	377	446
Doubtful (7)	305	97

Total	$88,020	$97,550

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Performing	$3,502	$3,987	$22,926	$19,846
Nonperforming	5	—	25	25

Total	$3,507	$3,987	$22,951	$19,871

Information about impaired loans as of September 30, 2015, December 31, 2014 and September 30, 2014 are as follows:

	September 30, 2015	December 31, 2014	September 30, 2014
Impaired loans without a valuation allowance	$1,483	$675	$1,209
Impaired loans with a valuation allowance	1,058	1,168	477

Total impaired loans	$2,541	$1,843	$1,686

Valuation allowance related to impaired loans	$465	$387	$252
Total non-accrual loans	$2,294	$1,705	$1,634
Total loans past-due ninety days or more and still accruing	$—	$—	$—
Quarter ended average investment in impaired loans	$2,924	$1,730	$1,788
Year to date average investment in impaired loans	$2,609	$1,929	$1,989

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $1.2 million of its impaired loans classified as troubled debt restructured (TDR) as of September 30, 2015, $797.2 thousand as of December 31, 2014 and $824 thousand as of September 30, 2014. During the first quarter 2015, two new loans were considered TDR. These encompassed one loan that is making interest-only payments, and one loan that is on a modified amortization schedule.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents three and nine months ended September 30, 2015.

	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment		Number of Contracts Modified in the Last 9 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three Months				Nine Months
September 30, 2015				September 30, 2015

Troubled Debt Restructurings				Troubled Debt Restructurings
Commercial Real Estate	—	$—	$—	Commercial Real Estate	1	$528	$430
Commercial and Industrial	—	—	—	Commercial and Industrial	1	25	21

The following table represents three and nine months ended September 30, 2014.

	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment		Number of Contracts Modified in the Last 9 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three Months				Nine Months
September 30, 2014				September 30, 2014

Troubled Debt Restructurings				Troubled Debt Restructurings
Agricultural Real Estate	—	$—	$—	Agricultural Real Estate	2	$153	$141

For the three and nine month periods ended September 30, 2015 and 2014, there were no TDRs that subsequently defaulted after modification.

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

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for three months ended September 30, 2015 and September 30, 2014.

	(In Thousands)
Three Months Ended September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis

With no related allowance recorded:
Consumer real estate	$201	$201	$—	$159	$2	$2
Agricultural real estate	222	222	—	222	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	482	482	—	567	10	10
Commercial and industrial	578	578	—	462	7	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	305	305	76	182	1	—
Agricultural real estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	560	560	201	1,013	—	—
Commercial and industrial	193	193	188	319	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer real estate	$506	$506	$76	$341	$3	$2

Agricultural real estate	$222	$222	$—	$222	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial real estate	$1,042	$1,042	$201	$1,580	$10	$10

Commercial and industrial	$771	$771	$188	$781	$7	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
Three Months Ended September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized on a Cash Basis

With no related allowance recorded:
Consumer real estate	$26	$26	$—	$26	$—	$—
Agricultural real estate	—	—	—	94	7	—
Agricultural	—	—	—	—	—	—
Commercial real estate	709	709	—	739	—	—
Commercial and industrial	474	474	—	476	7	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	139	139	49	112	1	—
Agricultural real estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Commercial and industrial	338	345	203	341	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer real estate	$165	$165	$49	$138	$1	$—

Agricultural real estate	$—	$—	$—	$94	$7	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial real estate	$709	$709	$—	$739	$—	$—

Commercial and industrial	$812	$819	$203	$817	$7	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for nine months ended September 30, 2015 and September 30, 2014.

	(In Thousands)
Nine Months Ended September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized on a Cash Basis
With no related allowance recorded:
Consumer real estate	$201	$201	$—	$159	$2	$2
Agricultural real estate	222	222	—	99	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	482	482	—	400	10	10
Commercial and industrial	578	578	—	420	20	—
Consumer	—	—	—	—	13	—
With a specific allowance recorded:
Consumer real estate	305	305	76	133	8	7
Agricultural real estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	560	560	201	1,069	—	—
Commercial and industrial	193	193	188	327	—	—
Consumer	—	—	—	2	—	—

Totals:
Consumer real estate	$506	$506	$76	$292	$10	$9

Agricultural real estate	$222	$222	$—	$99	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial real estate	$1,042	$1,042	$201	$1,469	$10	$10

Commercial and industrial	$771	$771	$188	$747	$20	$—

Consumer	$—	$—	$—	$2	$13	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
Nine Months Ended September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized on a Cash Basis
With no related allowance recorded:
Consumer real estate	$26	$26	$—	$38	$1	$—
Agricultural real estate	—	—	—	125	8	—
Agricultural	—	—	—	—	—	—
Commercial real estate	709	709	—	829	9	—
Commercial and industrial	474	474	—	279	7	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	139	139	49	122	24	—
Agricultural real estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	—	—	—	32	—	—
Commercial and industrial	338	338	203	564	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer real estate	$165	$165	$49	$160	$25	$—

Agricultural real estate	$—	$—	$—	$125	$8	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial real estate	$709	$709	$—	$861	$9	$—

Commercial and industrial	$812	$812	$203	$843	$7	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructuring by Creditors. As of September 30, 2015, the Company had $452 thousand of foreclosed residential real estate property obtained by physical possession and $411thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014
Allowance for Loan & Lease Losses
Balance at beginning of year	$5,905	$5,194
Provision for loan loss	540	1,191
Loans charged off	(798)	(778)
Recoveries	518	298

Allowance for Loan & Lease Losses	$6,165	$5,905

Allowance for Unfunded Loan Commitments & Letters of Credit	$196	$207

Total Allowance for Credit Losses	$6,361	$6,112

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

Additional analysis related to the allowance for credit losses for three months ended September 30, 2015 and September 30, 2014 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$309	$189	$519	$2,286	$1,288	$309	$201	$1,027	$6,128
Charge Offs	—	—	—	(25)	(79)	(73)	—	—	$(177)
Recoveries	12	—	61	1	66	32	—	—	$172
Provision (Credit)	32	7	(60)	144	(125)	56	—	189	$243
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(5)	—	$(5)

Ending Balance	$353	$196	$520	$2,406	$1,150	$324	$196	$1,216	$6,361

Ending balance: individually evaluated for impairment	$76	$—	$—	$201	$188	$—	$—	$—	$465

Ending balance: collectively evaluated for impairment	$277	$196	$520	$2,205	$962	$324	$196	$1,216	$5,896

Ending balance: loans acquired with deteriorated credit quality	1	—	—	—	—	—	—	—	1

FINANCING RECEIVABLES:
Ending balance	$88,020	$54,995	$73,310	$301,342	$91,114	$26,458	$—	$—	$635,239

Ending balance: individually evaluated for impairment	$506	$222	$—	$1,042	$771	$—	$—	$—	$2,541

Ending balance: collectively evaluated for impairment	$87,514	$54,773	$73,310	$300,300	$90,343	$26,458	$—	$—	$632,698

Ending balance: loans acquired with deteriorated credit quality	$512	$—	$—	$—	$—	$—	$—	$—	$512

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$569	$125	$316	$1,887	$1,468	$290	$186	$1,008	$5,849
Charge Offs	—	—	—	—	—	(95)	—	—	$(95)
Recoveries	11	—	1	—	5	49	—	—	$66
Provision (Credit)	218	3	18	(54)	(149)	57	—	189	$282
Other Non-interest expense related to unfunded	—	—	—	—	—	—	10	—	$10

Ending Balance	$798	$128	$335	$1,833	$1,324	$301	$196	$1,197	$6,112

Ending balance: individually evaluated for impairment	$49	$—	$—	$—	$203	$—	$—	$—	$202

Ending balance: collectively evaluated for impairment	$749	$128	$335	$1,833	$1,121	$301	$196	$1,197	$5,860

Ending balance: loans acquired with deteriorated credit quality	2	—	—	—	—	—	—	—	2

FINANCING RECEIVABLES:
Ending balance	$97,651	$48,812	$67,221	$274,074	$97,780	$23,066	$—	$—	$608,604

Ending balance: individually evaluated for impairment	$165	$—	$—	$709	$812	$—	$—	$—	$1,686

Ending balance: collectively evaluated for impairment	$97,486	$48,812	$67,221	$273,365	$96,968	$23,066	$—	$—	$606,918

Ending balance: loans acquired with deteriorated credit quality	$527	$—	$—	$—	$—	$—	$—	$—	$527

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis related to the allowance for credit losses for nine months ended September 30, 2015 and September 30, 2014 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$537	$184	$547	$2,367	$1,421	$323	$207	$526	$6,112
Charge Offs	—	—	—	(111)	(468)	(219)	—	—	$(798)
Recoveries	39	—	64	203	88	124	—	—	$518
Provision (Credit)	(223)	12	(91)	(53)	109	96	—	690	$540
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(11)	—	$(11)

Ending Balance	$353	$196	$520	$2,406	$1,150	$324	$196	$1,216	$6,361

Ending balance: individually evaluated for impairment	$76	$—	$—	$201	$188	$—	$—	$—	$465

Ending balance: collectively evaluated for impairment	$277	$196	$520	$2,205	$962	$324	$196	$1,216	$5,896

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$88,020	$54,995	$73,310	$301,342	$91,114	$26,458	$—	$—	$635,239

Ending balance: individually evaluated for impairment	$506	$222	$—	$1,042	$771	$—	$—	$—	$2,541

Ending balance: collectively evaluated for impairment	$87,514	$54,773	$73,310	$300,300	$90,343	$26,458	$—	$—	$632,698

Ending balance: loans acquired with deteriorated credit quality	$512	$—	$—	$—	$—	$—	$—	$—	$512

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2014
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357
Charge Offs	(130)	—	—	(230)	—	(270)	—	—	$(630)
Recoveries	28	—	4	3	15	148	—	—	$198
Provision (Credit)	643	(3)	6	(48)	(49)	131	—	474	$1,154
Other Non-interest expense related to unfunded	—	—	—	—	—	—	33	—	$33

Ending Balance	$798	$128	$336	$1,832	$1,325	$301	$196	$1,196	$6,112

Ending balance: individually evaluated for impairment	$49	$—	$—	$—	$203	$—	$—	$—	$252

Ending balance: collectively evaluated for impairment	$749	$128	$336	$1,832	$1,122	$301	$196	$1,196	$5,860

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	$2

FINANCING RECEIVABLES:
Ending balance	$97,651	$48,812	$67,221	$274,074	$97,780	$23,066	$—	$—	$608,604

Ending balance: individually evaluated for impairment	$165	$—	$—	$709	$812	$—	$—	$—	$1,686

Ending balance: collectively evaluated for impairment	$97,486	$48,812	$67,221	$273,365	$96,968	$23,066	$—	$—	$606,918

Ending balance: loans acquired with deteriorated credit quality	$527	$—	$—	$—	$—	$—	$—	$—	$527

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended		Year to Date Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Earnings per share
Net income	$2,620	$2,474	$7,568	$6,985
Less: distributed earnings allocated to participating securities	(9)	(7)	(23)	(20)

Net earnings available to common shareholders	$2,611	2,467	$7,545	6,965

Weighted average common shares outstanding including participating securities	4,615,379	4,621,298	4,615,689	4,628,429
Less: average unvested restricted shares	(35,092)	(32,788)	(33,654)	(31,871)

Weighted average common shares outstanding	4,580,287	4,588,510	4,582,035	4,596,558

Basic earnings and diluted per share	$0.57	.54	$1.64	1.51

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2015 and December 31, 2014 are reflected below.

	(In Thousands)
	September 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$31,218	$31,218	$31,218	$—	$—
Securities - available-for-sale	244,786	244,786	38,904	198,277	7,605
Other Securities	3,717	3,717	—	—	3,717
Loans, net	629,074	637,848	—	—	637,848
Interest receivable	4,372	4,372	—	—	4,372

Total Assets	$913,167	$921,941	$70,122	$198,277	$653,542

Financial Liabilities:
Interest bearing Deposits	$414,680	$414,682	$—	$—	$414,682
Non-interest bearing Deposits	161,978	161,978	—	161,978	—
Time Deposits	191,384	191,619	—	—	191,619

Total Deposits	$768,042	$768,279	$—	$161,978	$606,301
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	61,504	61,504	—	—	61,504
Interest payable	217	217	—	—	217
Dividends payable	1,009	1,009	—	1,009	—

Total Liabilities	$830,772	$831,009	$—	$162,987	$668,022

	(In Thousands)
	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$24,295	$24,295	$24,295	$—	$—
Securities - available-for-sale	248,492	248,492	25,393	215,168	7,931
Other Securities	3,717	3,717	—	—	3,717
Loans, net	616,021	625,377	—	—	625,377
Interest receivable	3,578	3,578	—	—	3,578

Total Assets	$896,103	$905,459	$49,688	$215,168	$640,603

Financial Liabilities:
Interest bearing Deposits	$403,051	$403,801	$—	$—	$403,801
Non-interest bearing Deposits	164,009	164,009	—	164,009	—
Time Deposits	195,500	196,545	—	—	196,545

Total Deposits	$762,560	$764,355	$—	$164,009	$600,346
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	55,962	55,962	—	—	55,962
Interest payable	207	207	—	—	207
Dividends payable	965	965	—	965	—

Total Liabilities	$819,694	$821,489	$—	$164,974	$656,515

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
September 30, 2015	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$38,904	$—	$—
U.S. Government agency	—	100,804	—
Mortgage-backed securities	—	28,028	—
State and local governments	—	69,445	7,605

Total Securities Available-for-Sale	$38,904	$198,277	$7,605

December 31, 2014	Quoted Prices in Active Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$25,393	$—	$—
U.S. Government agency	—	119,234	—
Mortgage-backed securities	—	29,562	—
State and local governments	—	66,372	7,931

Total Securities Available-for-Sale	$25,393	$215,168	$7,931

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of September 30, 2015 and September 30, 2014.

	(In Thousands) Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2015	$6,638	$1,293	$7,931
Change in Market Value	(256)	130	(126)
Payments & Maturities	(200)	—	(200)

Balance at September 30, 2015	$6,182	$1,423	$7,605

	(In Thousands) Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2014	$8,802	$1,544	$10,346
Change in Market Value	(1,262)	(357)	(1,619)
Payments & Maturities	(820)	—	(820)

Balance at September 30, 2014	$6,720	$1,187	$7,907

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2015 and December 31, 2014, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At September 30, 2015 and December 31, 2014, collateral dependent impaired loans categorized as Level 3 were $0.6 and $1.5 million, respectively. The specific allocation for impaired loans was $465 and $387 thousand as of September 30, 2015 and December 31, 2014, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and political subdivision securities	$7,605	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%
Collateral dependent impaired loans	$593	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and political subdivision securities	$7,931	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%
Collateral dependent impaired loans	$1,456	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned - residential	$21	Appraisals	Discount to reflect current market	0-20%
Other real estate owned - commercial	$23	Appraisals	Discount to reflect current market	0-20%

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on September 30, 2015 and December 31, 2014:

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2015
(In Thousands)	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$593	$—	$—	$593
Other real estate owned commercial	$225	$—	$—	$225

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014
(In Thousands)	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$1,456	$—	$—	$1,456
Other real estate owned residential mortgages	$21	$—	$—	$21
Other real estate owned commercial	$23	$—	$—	$23

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At September 30, 2015 and December 31, 2014, the Company estimates that there is no impairment of these assets.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company did not have any Federal Funds Purchased as of September 30, 2015, and $61.5 million in Securities Sold Under Agreements to Repurchase. These securities were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements.

	September 30, 2015
	Remaining Contratual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase Agreements US Treasury & agency securities	$44,465	$—	$—	$17,039	$61,504

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Loan balances increased above yearend due to loan growth during the third quarter. Loan growth was tempered by a couple of pay downs from well performing commercial customers. Overall, loan growth remains steady though continues to be challenging due to competition. The majority of yields on crops for the Banks’ agricultural customers were in an average range of prior year yields. Low crop yields had been a concern because of the higher than normal rain falls during the first and second quarter of 2015. The better than expected yields helped to offset lower prices and most farmers experienced at least a breakeven year rather than a loss year.

Unemployment rates continue to decline throughout the Company’s service area. Manufacturing activity has picked up with the challenge of finding quality workers increasing also. Optimism is evident as workers are more likely to switch employment than in previous years. The automotive industry had begun 2015 with stronger sales and the improvement has continued through the third quarter. Car dealerships in the market area continue to report strong sales.

Overall, new 1-4 family residential and construction has improved slightly in the Company’s market area. A slight improvement over 2014 in the number of loans being processed has also occurred. The levels are far below previous refinancing years though increased market activity is positive.

The improvement in loan balances was the reason for higher interest income in loans year-to-date 2015 as compared to same period in 2014. Lower balances and yields in the security portfolio coupled with increased liquidity offset the increased loan interest income. Overall, interest income ended almost identical to 2014. Lower interest expense for 2015 provided the improvement in net interest income as compared to a year ago.

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (Company) is a financial holding company incorporated under the laws of Ohio in 1985. Our subsidiaries are, The Farmers & Merchants State Bank (Bank), a community bank operating in Northwest Ohio since 1897 and Farmers & Merchants Risk Management, Inc., a captive insurance company formed in December 2014 and located in Nevada. We report our financial condition and net income on a consolidated basis and we have only one segment.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF ACTIVITIES (Continued)

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.

The Bank opened an additional office during second half of 2014 in Sylvania, Ohio. The new office has performed well and is expected to provide new growth opportunities. The Bank has continued its expansion strategy with the purchase of property and construction is underway for an additional office in Fort Wayne, Indiana. Construction is expected to be completed by end of first quarter 2016.

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage, consumer and credit card lending activities. The largest segment of the lending business relates to commercial, both real estate and non-real estate. The type of commercial business ranges from small business to multi-million dollar companies. The loans are a reflection of business located within the Banks’ market area. Because the Bank’s offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such items as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for the purchase of autos, trucks, recreational vehicles, motorcycles, and other consumer goods.

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition. Automated Teller Machines (ATMs) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs) . The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. An upgrade to the Bank’s bill pay program along with additional electronic services being offered occurred during third quarter of 2014. Changes in billing also took place during the third quarter of 2014. The Bank also restructured a portion of its checking portfolio with the introduction of two new offerings, “Secure” and “Pure” checking in 2014. Some of the Bank’s older checking products were discontinued. Secure checking incorporates identity theft protection and monitoring, Pure checking enables the depositor to offset fees by utilizing on-line statements and either conducting debit card activity or maintaining an overall deposit relationship. The Bank renewed its contract to maintain the successful KASASA brand deposit products with an additional product offering to be added to the KASASA suite in fourth quarter 2015.

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of a broker.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect.

•	Loans above 100% are generally due to additional charges for extended warranties and/or insurance coverage periods for wage or death.

•	Boats, campers, motorcycles, RV’s and Motor Coaches range from 80%-90% based on age of vehicle.

•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with “in-house” first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.

•	The Bank will only make Qualified Mortgages as defined by the Truth in Lending Act and Regulation Z.

•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture/Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.

•	Accounts Receivable: Up to 80% LTV.

Inventory:

•	Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.

•	Commercial:

Maximum LTV of 50% on raw and finished goods.

•	Floor plan.

•	New/used vehicles to 100% of wholesale.

•	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF ACTIVITIES (Continued)

Equipment:

•	New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.

•	Restaurant equipment up to 35% of market value.

•	Heavy trucks, tilted trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

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

The Bank’s primary market includes smaller communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams and Wood and in the Indiana counties of DeKalb and Steuben. The commercial banking business in this market is highly competitive with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions and farm credit services and savings and loan institutions in each of their operating localities. In a number of locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of service provided. On December 31, 2007, the Bank acquired the Knisely Bank of Indiana, expanding its market with the addition of offices in Butler and Auburn, Indiana, both located in DeKalb County. An additional office was opened in the summer of 2008 in Angola, Indiana, located in Steuben County. On July 9, 2010 the Bank purchased a branch office in Hicksville, Ohio shortening the distance between our Ohio and Indiana offices. The Bank opened an office in Waterville, Lucas County, Ohio in third quarter 2013 providing growth opportunity and extension of the market area. An additional office in Wood County was opened in fourth quarter 2013. The office was added through a single office acquisition and is located in Custar, Ohio. The Bank had acquired an office location in Sylvania, Ohio. With remodeling complete, the office opened during the third quarter of 2014. The Banks 23rd office is expected to open during first quarter 2016 in Fort Wayne, Indiana.

At September 30, 2015, we had 261 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be excellent.

CRITICAL ACCOUNTING POLICY AND ESTIMATES

The Bank has been attentive to the significant final mortgage rules and additional guidance issued by the Consumer Financial Protection Bureau to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act provisions. Effective in January 2014, these rules were a game-changer which impacted the entire mortgage lending industry. The Bank continued to evaluate and monitor the applicable requirements of these new mortgage rules as it gained in understanding of the key considerations and applicability to mortgage lending, as well as the inter-related nature of the rules which impact strategic decisions. The TILA-RESPA Integrated Disclosure (TRID) rules which were originally to be effective on August 1, 2015 were subsequently postponed until October 3, 2015. Bank staff has been working closely with the Mortgage Loan Origination software vendor and have diligently strived to assess its readiness status and achieve compliance as of the new effective date. The vendor has been attentive to the key regulatory requirements, as well as receptive to its individual clients’ needs. Bank staff has conducted outreach efforts with real estate agents, attorneys, and closing agents to cultivate collaboration and TRID preparedness and thus lessen the impact of the regulatory changes on home loan borrowers. Due to the complexities of the new TRID rules and industry questions that have not been answered with absolute clarity, seeking to ensure full compliance remains an ongoing top priority.

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

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as OREO. The net income from operations of foreclosed real estate held for sale is reported in non-interest income or non-interest expense determined by whether in a gain or loss position overall. At September 30, 2015, holdings were $1.1 million and were $1.1 million as of December 31, 2014 and $1.3 million as of September 30, 2014.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In comparing the balance sheet of September 30, 2015 to that of December 31, 2014, the cash equivalent liquidity of the Bank has increased by $6.9 million. During the first three months of 2015, net loans had decreased $7.3 million with an $11.0 million decrease stemming from the repayment on a line of credit by a single borrowing relationship which was expected and which happens each year at this time. As of the end of nine months of 2015, loan balances were higher as compared to December 31, 2014 for the first occurrence in 2015. Loan balances were higher by $13.4 million as of September 30, 2015, as compared to December 31, 2014 balances. Net loans as reported on the balance sheet were higher by $13.1 million for the same time comparisons. The difference in average balances was over three times the above stated amounts for the same time frames. The improvement in loan balances was the driver behind the improved loan interest income and yield.

Security balances were lower as of September 30, 2015 when compared to yearend balance as sales were utilized to fund loan growth and are available to do such the remainder of the year. In addition, the Bank has an unsecured borrowing capacity of $104.2 million through correspondent banks and over $48.5 million of unpledged securities which may be sold or used as collateral. With the exception of stock, all of the Bank’s security portfolio is categorized as available for sale and as such is recorded at fair value.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Currently the security portfolio is in a net unrealized gain position of $1.7 million. Management feels confident that liquidity needs can easily be funded from an orderly runoff of the investment portfolio, along with other sources of funding. The Company will decrease the cash position through security purchases or fund loan growth during the fourth quarter.

As previously stated, net loans show an increase for the nine months ended September 30, 2015, which matches the trend in increasing loan balances which the Bank had experienced all throughout fiscal year 2014, beginning in fourth quarter 2013. During the first six months of 2015 loan balances were higher than first half 2014 but not yearend 2014. Growth in the third quarter enabled balances to exceed not only third quarter 2014 but also yearend 2014. Year to date, the Bank has sold approximately $39.8 million of loans into the secondary market, while originating almost the equivalent amount of $39.8 million of the loans during the same nine-month period as demonstrated in the cash flow statement for the period. The majority of the activity stemmed from within the 1-4 family portfolio. This was higher than the activity of first nine months 2014 of $30.4 million in sales and $26.3 million in origination. The Bank’s pipeline of loans remains strong, driven by opportunities for new relationships as business activity begins to reflect a more optimistic opinion of the economy and as large financial institutions downsize certain portfolios. The Bank has also been able to further deepen our relationships and increase the dealings with some of our newer customers.

The chart below shows the breakdown of the loan portfolio by category as of September 30 for the last three years, net of deferred fees and costs.

	(In Thousands)
	September-15 Amount	September-14 Amount	September-13 Amount
Consumer Real Estate	$88,020	$97,651	$79,268
Agricultural Real Estate	54,995	48,812	37,758
Agricultural	73,310	67,221	56,752
Commercial Real Estate	301,342	274,074	232,104
Commercial and Industrial	84,465	92,926	92,340
Consumer	26,458	23,066	20,801
Industrial Development Bonds	6,649	4,854	4,303

Total Loans, net	$635,239	$608,604	$523,326

On a year to year comparison basis, the Commercial real estate portfolio shows the largest increase of $27.3 million in balance as of September 30, 2015 compared to September 30, 2014. Agricultural shows an increase of $6.1 million. Consumer showed the largest improvement in the consumer portfolios of $3.4 million offset by the $9.6 million decrease in consumer real estate. Net loans increased $26.6 million as compared to the same period last year and increased $99.9 million as compared to September 30, 2013.

Overall, total assets of the Company increased $16.3 million from December 31, 2014 to September 30, 2015.

Deposits increased $5.5 million from yearend 2014 even with the maturing and leaving of time deposits. Time deposits decreased $4.1 million during the first nine months of 2015. The Bank budgeted for this occurrence, choosing to fund loan growth with core deposit growth and investment security runoff and sales. The time deposit shrinkage helped to reduce the Bank’s cost of funds, as these are typically the most expensive type of deposit account for the Bank. Core deposits increased $9.6 million the first nine months of 2015 as compared to December 31, 2014. Core deposits enable the Bank to offer additional services to its customer and generate non-interest income.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Bank had $4.5 million in FHLB advances that matured during 2014. This too has lowered the cost of funds. Securities sold under agreement to repurchase increased $5.5 million during the first nine months of 2015 as compared to yearend.

Capital increased $5.0 million during the three quarters of 2015, as earnings exceeded dividend declarations. Accumulated other comprehensive income increased in gain position $1.1 million which encompassed the shift of $418 thousand from unrealized gain to realized gain with the sale of securities. Dividends paid year-to-date differed by $37 thousand from the same period last year. Dividends declared increased with the 22 cents per share declared in June and September 2015, accounting for a $3.0 million reduction in capital so far in 2015.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Primary Ratio	12.65%
Common Equity Tier I	14.52%
Tier I Leverage Ratio	12.04%
Risk Based Capital Tier I	14.52%
Total Risk Based Capital	15.34%
Stockholders’ Equity/Total Assets	12.48%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended September 30, 2015, 2014 and June 30, 2015.

The third quarter 2015 had an increase of $26.3 million in net loan growth over the ending balances of third quarter 2014. The benefits of these higher loan balances can be seen in interest income from loans, as it was $233 thousand higher for the quarter ended September 30, 2015 over the same time period in 2014. The higher levels of loan interest income helped to offset the available-for-sale securities portfolio, which decreased $264 thousand in interest income from 2014 to 2015. Overall, interest income was down $27 thousand for the third quarter 2015 versus 2014. Increased levels of lower-earning cash balances in 2015 over 2014 also contributed to this decline.

A similar pattern emerges when comparing third quarter 2015 to second quarter 2015, as loan balances were up $14.4 million over June 30. Loan interest income was up $178 thousand in the most recent quarter, as loan balances raised. Interest on securities dipped $19 thousand when comparing the two quarters, but this was expected as security sales continued in the third quarter.

Annualized interest income and yield on earning assets were down three basis points, as compared to September 30, 2014. From the following table, the increased volume and rates of loans helped to offset the lower volume and rates in the available-for-sales security portfolio.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended September 30, 2015		Yield/Rate
	Average Balance	Interest/Dividends	September 30, 2015	September 30, 2014
Interest Earning Assets:
Loans	$616,083	$7,341	4.77%	4.74%
Taxable Investment Securities	178,142	698	1.57%	1.82%
Tax-exempt Investment Securities	68,553	398	3.52%	4.05%
Fed Funds Sold & Interest Bearing
Deposits	11,027	7	0.25%	0.19%

Total Interest Earning Assets	$873,805	$8,444	3.96%	3.99%

Change in Quarter to Date September 30, 2015 Interest Income Compared to September 30, 2014 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$233	$191	$42
Taxable Investment Securities	(210)	(83)	(127)
Tax-exempt Investment Securities	(53)	9	(62)
Fed Funds Sold & Interest Bearing
Deposits	3	2	1

Total Interest Earning Assets	$(27)	$119	$(146)

Factoring into the lower net interest income for the quarter was the increase in cost of funds in 2015. Third quarter 2015 was higher by $40 thousand than third quarter 2014. While the volume of interest bearing deposits has decreased over the past year, the annualized cost of funds has increased five basis points.

	(In Thousands)
	Quarter to Date Ended September 30, 2015		Yield/Rate
	Average Balance	Interest/Dividends	September 30, 2015	September 30, 2014
Interest Bearing Liabilities:
Savings Deposits	$412,250	$391	0.38%	0.34%
Other Time Deposits	190,050	450	0.95%	0.90%
Other Borrowed Money	—	—	0.00%	0.00%
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	58,219	94	0.65%	0.42%

Total Interest Bearing Liabilities	$660,519	$935	0.57%	0.52%

Change in Quarter to Date September 30, 2015 Interest Expense Compared to September 30, 2014 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$29	$(10)	$39
Other Time Deposits	(20)	(45)	25
Other Borrowed Money	—	—	—
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	31	(3)	34

Total Interest Bearing Liabilities	$40	$(58)	$98

Overall, net interest spread and net interest margin figures for the third quarter 2015 are slightly behind last year. As the chart below illustrates, both lower yields on interest and dividend income, combined with higher interest expense brought total net interest margin down five basis points since the third quarter of 2014.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Since the second quarter this year, net interest margin is up eight basis points. The interest/dividend yield was up eleven basis points, offsetting a four point increase in interest expense.

	9/30/2015	9/30/2014	6/30/2015
Interest/Dividend income/yield	3.96%	3.99%	3.85%
Interest Expense / yield	0.57%	0.52%	0.53%

Net Interest Spread	3.39%	3.47%	3.32%

Net Interest Margin	3.53%	3.58%	3.45%

Net interest income was down $67 thousand in the third quarter 2015 over the same time frame in 2014 due to the decrease in security interest income and higher interest expense, as previously mentioned. There has been a $91 thousand increase in net interest income over second quarter 2015. As the new loans added in 2015 generate more income, the benefits of the Company’s strategy of repositioning the balance sheet will become more evident.

Noninterest income was up $66 thousand in the third quarter 2015 over the same time frame in 2014. The bulk of this increase came from an increase in customer service fees. Customer service fees were positively impacted by the structural changes made to the Bank’s bill pay program and checking accounts. Additional services were added in 2014 and the new bundle was marketed as FMeXpress. Fees were collected beginning in the third quarter 2014 to both retail and business customers. Other service charges and fees also saw a $37 thousand increase in the third quarter 2015 over 2014. However, both gains on sales of loans and available-for-sale securities were lower when comparing the two quarters.

Noninterest income for the third quarter 2015 also shows improvement over the second quarter by $128 thousand. Increases in other service charges and fees accounted for $119 thousand of this, primarily from an increase in overdraft fees and service charges on checking accounts.

Total allowance for provision for loan losses was $39 thousand lower for the third quarter 2015 as compared to the same quarter 2014. Loan growth warranted a higher provision expense be taken in 2014 than in 2015. Management continues to monitor asset quality, making adjustments to the provision as necessary. While loan charge-offs were $82 thousand higher in third quarter 2015 than 2014, recoveries improved $106 thousand. Past due loans increased $144 thousand from September 30, 2014 to September 30, 2015, the bulk of which was an increase in the commercial real estate class. No new loans were categorized as TDR during the quarter, and no TDR loans defaulted during the quarter.

Since the second quarter 2015, past due loans have decreased by $459 thousand. Net charge-offs were reduced from $233 thousand to $5 thousand. This was due to decreased dollars being charged-off and maintaining strong levels of recoveries. Provision expense was increased $60 thousand in the third quarter, as loan volumes also increased by $14.4 million.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The table following breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended September 30, 2015, 2014, and 2013.

	(In Thousands)
	Three Months Ended September-15	Three Months Ended September-14	Three Months Ended September-13
Loans	$635,239	$608,604	$523,326

Daily average of outstanding loans	$627,677	$599,995	$504,063

Allowance for Loan & Lease Losses - April 1	$5,927	$5,663	$5,297
Loans Charged off:
Consumer Real Estate	—	—	12
Agricultural Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	25	—	—
Commercial and Industrial	79	—	513
Consumer	73	95	122

	177	95	647

Loan Recoveries
Consumer Real Estate	12	11	5
Agricultural Real Estate	—	—	1
Agricultural	61	1	1
Commercial Real Estate	1	—	—
Commercial and Industrial	66	5	17
Consumer	32	49	53

	172	66	77

Net Charge Offs	5	29	570
Provision for loan loss	243	282	303

Allowance for Loan & Lease Losses - September 30	$6,165	$5,916	$5,030
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30	196	196	169

Total Allowance for Credit Losses - September 30	$6,361	$6,112	$5,199

Ratio of net charge-offs to average Loans outstanding	0.00%	0.00%	0.11%

Ratio of Allowance for Loan Loss to Nonperforming Loans	266.69%	362.07%	173.00%

For the third quarter 2015, noninterest expenses were $67 thousand lower than in 2014. Decreased losses on the sale of other assets owned and lower employee benefits contributed to the positive change. Since the previous quarter-end, noninterest expenses have increased $131 thousand.

Overall, net income in the third quarter of 2015 was up $146 thousand as compared to the same quarter last year and improved upon second quarter income by $23 thousand. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

Comparison of Results of Operation for nine month periods ended September 30, 2015 and 2014.

Improvement in net interest income of $128 thousand occurred for the first nine months of 2015 over the same period 2014, with improvement seen in the cost of funds. Interest income almost equal to September 30, 2014, lower by just $17 thousand, and interest expense, accounting for the improvement, was down $145 thousand. The higher balance in interest and fees from loans was generated from the increase in loan balances which occurred throughout 2014 and third quarter 2015. Overall interest income was hampered by the larger amount of assets held in cash, especially during the first two months of the year, as well as September. The improvement in interest income from loans was significant at $836 thousand for 2015 as compared to 2014. This improvement was offset by the loss of interest revenue from the investment portfolio, partially used for funding as compared to 2014 and due to conversion to cash in the first quarter of 2015 and recently in September. The decrease in interest income from securities was $869 thousand. Sales of municipal securities at the parent-only level caused the increased cash levels. The parent took advantage of the fluctuation in the market to recognize gains. Reinvestment of those funds back into the municipal market spread over the quarter end, thus the increased cash position is temporary.

A decrease in provision expense for loans of $614 thousand coupled with an increase of $484 thousand in noninterest income for the first three quarters of 2015 as compared to the first three quarters of 2014 were two main factors in the higher net income for the period. While a much stronger loan growth in 2015 would have aided interest income, the lack thereof made a higher loan provision unnecessary. Noninterest income increased with the increase in core deposits. Services utilized by depositors increased which in turn increased the revenue recognized by the Bank. Interchange revenue increased from usage of debit and credit cards and service charges increased due to the restructuring of checking products.

Noninterest expense was higher by $630 thousand in comparison due largely to the addition of an office located in Sylvania, Ohio which opened during the third quarter 2014. Medical claims along with the cost of providing insurance coverage have been higher in 2015. An increase in the number of full time equivalent employees from 253 as of September 30, 2014, to 261 as of September 30, 2015, correlates to increased salary expense. Better bottom line results correlate to a higher incentive accrual also.

A lower tax basis is the result of the increase level of tax exempt municipal security holdings and the formation of the captive insurance subsidiary. This has benefited the bottom line of 2015 versus 2014.

Overall, the performance for the year-to-date comparison had a higher bottom line net income of $583 thousand caused by the increased noninterest income, lower loan provision and a lower effective tax rate.

The Company is focused on continuing to strengthen our core earnings through loan growth and improvement to the net interest margin. Enhancements to products and services are being analyzed in 2015 to create additional revenue opportunities. As mentioned previously, deposit services had been the focus with updates and new services being offered with bill pay to form “FMeXpress” and the two new checking products, “Secure” and “Pure” during 2014. A revitalized service and product will be introduced in the fourth quarter of 2015. Overdraft privilege will be renamed Courtesy Pay and utilize new dynamic limits based on customer behavior in their checking account, and KASASA Cash Back will be added to the KASASA product offerings.

Interest Income

Annualized interest income and yield on earning assets is down 5 basis points in 2015 as compared to September 30, 2014. While the average total earning assets were higher by 0.8% or $7.1 million than the prior year, the decrease in interest income resulted primarily from the increased growth of the Company’s loan portfolios, up $19.9 million in average balances being offset by the higher cash equivalent average balances of $9.0 million and lower security average balances of $21.8 million. As the table that follows confirms, the increase in the amount of the interest earning portfolios from loans was almost equivalent to the decrease in securities on a tax adjusted basis. The increased volume in the loan portfolio also offset the loss in interest income due to rate changes. The security portfolio will continue to be utilized to fund loan growth, however; it was decreased slightly as cash liquidity was increased in the short term. Prepayment speeds have slowed on mortgage-backed securities, as long term rates inch slightly higher.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Rates on the loan portfolio are lower as compared to the previous year due to the change in the composition of the overall portfolio. An emphasis on building spreads and margins on existing loans remains intact. The overall revenue should improve with a decrease in the cash position and securities as those funds are put to use to fund loan growth.

The yields on tax-exempt securities and the portion of tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended September 30, 2015		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2015	September 30, 2014
Loans	$606,981	$21,598	4.75%	4.72%
Taxable Investment Securities	178,351	2,099	1.57%	1.86%
Tax-exempt Investment Securities	67,132	1,192	3.59%	4.12%
Fed Funds Sold & Interest Bearing
Deposits	16,364	28	0.23%	0.22%

Total Interest Earning Assets	$868,828	$24,917	3.92%	3.97%

Change in Year Ended September 30, 2015 Interest Income Compared to September 30, 2014

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$836	$711	$125
Taxable Investment Securities	(687)	(254)	(433)
Tax-exempt Investment Securities	(182)	(7)	(175)
Fed Funds Sold & Interest Bearing
Deposits	16	15	1

Total Interest Earning Assets	$(17)	$465	$(482)

Interest Expense

Interest expense continued to be lower than the comparable nine months of 2014. Interest expense related to deposits was down $169 thousand while the average interest-bearing deposit balance decreased by $49.3 million in comparing the balances of each nine month period. Time deposits continue to reprice down and the Bank continues to try and lengthen the duration of the portfolio with specials offered in terms longer than thirty-nine months. Time deposits decreased $28.9 million in average balances as depositors continue to place more funds in shorter term deposits while they wait for rates to rise or move funds elsewhere.

Interest on borrowed funds was $4 thousand lower for the nine month period ended September 30, 2015 than 2014. All borrowings from Federal Home Loan Bank were paid off during 2014, making the average balance in other borrowed money lower by $194 thousand in 2015 in comparison. Fed Funds Purchased and Securities Sold under Agreement to Repurchase had a lower average balance in 2015 by $6.5 million of whose cost was offset by higher rates making the fluctuation cost $28 thousand.

Asset yield decreased 5 basis points while cost of funds increased 2 basis points resulting in a 7 basis point decrease in the net interest spread. Net interest margin in comparison only decreased 1 basis point as the overall balance in interest bearing liabilities decreased $55.9 million and margin is based on comparing cost over earning assets. The main focus

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

	(In Thousands)
	Year to Date Ended September 30, 2015		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	September 30, 2015	September 30, 2014
Savings Deposits	$411,627	$1,160	0.38%	0.33%
Other Time Deposits	191,056	1,286	0.90%	0.93%
Other Borrowed Money	—	—	0.00%	2.75%
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	54,933	218	0.53%	0.41%

Total Interest Bearing Liabilities	$657,616	$2,664	0.54%	0.52%

Change in Year Ended September 30, 2015 Interest Expense Compared to September 30, 2014.

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$78	$(57)	$135
Other Time Deposits	(247)	(195)	(52)
Other Borrowed Money	(4)	(4)	—
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	28	(26)	54

Total Interest Bearing Liabilities	$(145)	$(282)	$137

Net Interest Income

Net interest income is higher in the nine month comparison between 2015 and 2014 by $128 thousand. Hampered by the lower earning asset balances, the improvement in net interest margin has not occurred. The prior tables demonstrate that the improvements in net interest income are primarily a result of a continued shift in balance sheet composition. As the source of funds and its related cost is measured for supporting loan growth, a greater net interest income improvement will become a reality.

Management expects the current interest rate environment to continue to further hamper the Company’s progress on improving interest margins throughout the remainder of the fiscal year. As a result, interest income, in comparison to 2014, will only increase throughout the remainder of the year provided the continuation of the generation of loan growth occurs. The Bank continues to attempt to add spread on renewing loans while loan growth is needed to improve the overall numbers. Interest expense on time deposits may start to show an increase as depositors begin to transition back into longer-term deposits. The portfolio has very limited potential for large fluctuations in rates due to the duration of this low rate environment. Should rates begin to rise; the challenge will be to delay the upward pricing of deposits in order to allow the Bank to generate a greater spread from the increased yield on its earning assets.

	September 30, 2015	September 30, 2014
Interest/Dividend income/yield	3.92%	3.97%
Interest Expense / yield	0.54%	0.52%

Net Interest Spread	3.38%	3.45%

Net Interest Margin	3.52%	3.53%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Provision Expense

Provision expense incurred for loan loss was lower by $614 thousand for the nine months ended September 30, 2015 as compared to the same 2014 period. Loan growth throughout 2014 warranted the increased provision to the loan loss reserve. The reversal of a small portion of that loan growth during first half 2015 made a large provision unwarranted. Even with the significant loan growth during 2014 and the seasoning of those loans, asset quality remains strong. The balance in nonaccrual loans increased $660 thousand along with an increase of $855 thousand in impaired loan balances as of September 30, 2015 as compared to the balances as of September 30, 2014. This was due mainly to one relationship of which the expected loss has been charged-off. Even with the charge-offs the ACL is $249 thousand higher at September 30, 2015 as compared to September 30, 2014. Recoveries on charge-offs were also higher in 2015 than 2014, making net charge-offs lower thus far in 2015 by $152 thousand. The change in the valuation allowance on the impaired loans for the two periods is $213 thousand higher for year-to-date 2015. The overall net loan portfolio was also $26.4 million higher as of September 30, 2015 compared to September 30, 2014. The Bank continues to focus on the commercial and commercial real estate portfolios for both asset quality and growth. As the charts on the following page will show for 2014, a large portion of the provision to increase the reserve balance was for loan growth during the period. The ratios at the bottom of the chart show a strong asset quality and allowance position.

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

The Bank had $1.2 million of its impaired loans classified as TDR as of September 30, 2015. One commercial and industrial loan and one commercial real estate loan were classified as TDR during the first half. When combined with pay-downs, the change resulted in $698 thousand more in impaired balances and the specific allocation was increased by just $78 thousand since yearend 2014.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. Commercial and industrial loans accounted for the largest component of charge-offs and commercial real estate loan activity has accounted for the largest component of recoveries through first nine months of 2015. As was mentioned in previous discussion, the commercial real estate portfolio is currently having a major impact on the ALLL.

The following table presents activities for the allowance for loan losses by loan type for nine months ended September 30, 2015, 2014, and 2013.

	(In Thousands)
	Nine Months Ended September-15	Nine Months Ended September-14	Nine Months Ended September-13
Loans, net	$635,239	$608,604	$523,326

Daily average of outstanding loans	$618,552	$587,049	$494,627

Allowance for Loan & Lease Losses - January 1	$5,905	$5,194	$5,224
Loans Charged off:
Consumer Real Estate	—	130	112
Agricultural Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	111	230	64
Commercial and Industrial	468	—	512
Consumer	219	270	320

	798	630	1,008

Loan Recoveries
Consumer Real Estate	39	28	15
Agricultural Real Estate	—	—	—
Agricultural	64	4	5
Commercial Real Estate	203	3	1
Commercial and Industrial	88	15	71
Consumer	124	148	140

	518	198	232

Net Charge Offs	280	432	776
Provision for loan loss	540	1,154	582

Allowance for Loan & Lease Losses - September 30	$6,165	$5,916	$5,030
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30	196	196	169

Total Allowance for Credit Losses - September 30	$6,361	$6,112	$5,199

Ratio of net charge-offs to average Loans outstanding	0.05%	0.07%	0.16%

Ratio of Allowance for Loan Loss to Nonperforming Loans	266.69%	362.07%	173.00%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for nine months ended September 30, 2015 and September 30, 2014.

	(In Thousands)		(In Thousands)
	September-2015 Amount	% of Loan Category	September-2014 Amount	% of Loan Category
Balance at End of Period Applicable To:
Consumer Real Estate	$353	13.86	$798	0.82
Agricultural Real Estate	196	8.66	128	0.26
Agricultural	520	11.54	336	0.50
Commercial Real Estate	2,406	47.42	1,832	0.67
Commercial and Industrial	1,150	13.30	1,325	1.43
Consumer	324	4.17	301	1.30
Unallocated	1,216	1.05	1,196	0.20

Allowance for Loan & Lease Losses	6,165		5,916
Off Balance Sheet Commitments	196		196

Total Allowance for Credit Losses	$6,361		$6,112

The percentage of delinquent loans has trended downward since the beginning of 2010 from a high of 2.85% of total net loans in January, 2010, to 0.22% which was a new low as of June 30, 2014. September 2015 increased slightly to 0.35% though any percentage under 1% is considered low. These percentages do not include nonaccrual loans which are not past due. This level of delinquency is due in part to an adherence to sound underwriting practices over the course of time, an improvement in the financial status of companies to which the Bank extends credit, continued financial stability in the agricultural loan portfolio, and the write down of uncollectable credits in a timely manner.

Non-interest Income

Overall, noninterest income for nine months 2015 was $484 thousand above the same time period of 2014. As expected, revenue from gains on sales of investment securities diminished compared to prior periods. The Bank was able to capitalize on those opportunities along with the parent-only during the third quarter. All categories of noninterest income increased as compared to year-to-date 2014 with the exception of gain on sales of available-for-sale securities. The Bank does not expect a significant change in the opportunity for gains for the remainder of 2015.

$44.6 million in sales of investment securities were conducted so far in 2015 to capture the benefit of movement in market interest rates. The sales resulted in a gain of $418 thousand. The same time period 2014 had larger sales of $57.9 million resulting in larger gains of $494 thousand. The difference between 2015 and 2014 sales was the utilization of the funds. 2014 went to fund loan growth while only a portion did in 2015 with the balances held in cash and reinvested in securities beginning in the second quarter.

Gain on sales of loans continued during third quarter 2015. Secondary market sales of 1-4 family properties accounted for 79.0% or $417 thousand of the total gain of $531 thousand. While activity has increased, the low level of growth is a concern for community banks as it should be a stable integral part of servicing the market area and it has been extremely soft the last few years.

With the percentage of core deposits, specifically checking accounts, increasing throughout the Bank’s market area, debit card usage was higher. Corresponding interchange income increased to over $1.8 million for the three quarters, outperforming year-to-date 2014 by $116 thousand.

Overdraft and return check fees were lower by $45 thousand in comparing the period even as the number of accounts increased.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The Bank implemented new (while revamping older) products and services during 2014 in its checking account offerings to capture additional revenue. More importantly, to also add value to our customer experience and meet new service demands. The majority of the changes occurred during the second half of 2014 so the increase of $330 thousand was more dramatic in the first half comparison of 2015 to 2014 where it accounted for $254.9 thousand.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For 2015, mortgage servicing rights caused a net $22 thousand more in income. This is up from 2014’s net expense cost of $47 thousand. The lower cost for 2015 is attributed to higher loan origination level of 1-4 families in 2015 as compared to 2014. The carrying value is well below the market value of $2.6 million which indicates any large expense to fund the valuation allowance to be unlikely in 2015.

	(In Thousands)
	2015	2014
Beginning Balance, January 1	$2,023	$2,066
Capitalized Additions	298	211
Amortization	(276)	(258)

Ending Balance, September 30	2,045	2,019
Valuation Allowance	—	—

Mortgage Servicing Rights, net September 30	$2,045	$2,019

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2015 was $630 thousand higher than for the same period of 2014. Salaries and wages were $554 thousand higher in first nine months of 2015 as compared to 2014. The number of full time equivalent employees increased from 253 as of September 30, 2014 to 261 as of September 30, 2015. 2014’s September 30th numbers include the addition of two offices, and 2015’s includes one more office during the same time comparison to 2014.

Base salary expense has increased 5.5% or $405.7 thousand during the first three quarters of 2015. Annual increases were modest though additional expense has come from achieving a fully staffed division of lenders. Thus the cost per employee has increased as has the skilled labor force.

The incentive accrual for 2015 and 2014 differs by $163.2 thousand. This is due to the return on assets (ROA) of the Bank for the periods on which the incentive is calculated is higher at 1.08% versus 1.01% for year-to-date 2014. Earnings per share (EPS), the other performance measure used for incentive purposes of the Company, is $1.64 for the same time periods for 2015, $.13 higher than 2014. 2015 is higher in net income, cost of employees and incentive expense. The Bank continues to reward employees for performance and the accrual reflects this.

Loss on sale of other assets owned was lower by $110 thousand as of the first nine months 2015 as compared to same period 2014. This line item includes losses from sales of assets, losses from write-downs to the Bank’s OREO and losses resulting from the loss or disposal of fixed assets, though the fixed asset impact is inconsequential. Holdings in OREO decreased to $1.1 million as of September 30, 2015 compared to holdings of $1.3 million as of September 30, 2014. Activity on sales of OREO has slowed in 2015 with three sales, compared to fourteen sales in the first nine months of 2014. The Bank expects this to continue throughout the remainder of 2015. The Bank also wrote down the value on five properties due to updated appraisals received in 2014. Only one additional write down has occurred so far in 2015. The Bank expects holdings to decrease even further with sales and limited new additions.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

An increase occurred of $18 thousand in the amortization expense of mortgage servicing rights. When a mortgage is refinanced, any unamortized servicing right is fully expensed and therefore, drives the amortization expense higher within that period. Of the sales and originations shown in the cash flow for 2015, $33.6 million were originated and $32.9 million sold from the 1-4 family portfolio which had mortgage servicing rights attached. These were up from $21.4 million in originations and $21.3 million in sales from the same portfolio as of first three quarters 2014. Therefore, increased amortization expense indicates more refinancing activity.

Other general and administrative expenses were lower during the nine months for 2015 by $131 thousand, as compared to the same nine months 2014. The amortization expense of the core deposit intangible was $117.9 thousand lower in 2015 than in 2014 due to completion of the amortization expense related to the Knisely Bank acquisition during 2014. Consulting fees were down $74.8 thousand as additional vendors were utilized in 2014 for the new product projects.

Overall non-interest expense was higher due to the expansion strategy employed. The Company continues to monitor costs to safeguard profitability.

Net Income

Overall, net income was up $583 thousand for the nine months ended September 30, 2015, compared to the same period of 2014. The importance of a higher loan to asset percentage was evidenced by the improvement in interest income as it relates to loans. Along with the increase in noninterest income, it becomes essential that the Bank continue to build on the growth in loans and core deposits. The ability to fund that loan growth with a growth in core deposits is a strength of the Company which should continue with the addition of new offices. Core deposits also offer the ability to cross-sell additional services.

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

Overall, the Bank is working to offset the probable loss of noninterest income streaming from the sale of loans by increasing the loan balances. Possible improvement in the net interest margin appears attainable with the loan increases that occurred during 2014 and began again during the third quarter of 2015. The addition of the new deposit products along with service enhancements on the more mature relationships will help to increase the service charge revenue and/or interchange revenue from increased debit card transactions.

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

The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months. The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

	% Change				% Change
Net Interest	to	Rate	Rate	Cumulative	to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.22%	-6.79%	Rising	3.00%	31,231	3.30%
3.20%	-1.42%	Rising	2.00%	30,606	1.23%
3.18%	-1.88%	Rising	1.00%	30,063	-0.56%
3.24%	0.00%	Flat	0.00%	30,233	0.00%
3.02%	-6.83%	Falling	-1.00%	28,103	-7.04%
2.77%	-14.55%	Falling	-2.00%	25,939	-14.20%
2.50%	-22.79%	Falling	-3.00%	23,651	-21.77%

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

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

The shock chart currently shows a slight tightening in net interest margin over the next twelve months in an increasing rate environment with a larger tightening in a falling rate environment. Due to the length and existence of such a low rate environment, the model does not predict expansion of net income margin in any falling category. Cost of funds are below 0.50% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. The model begins to show a positive impact in a rising rate environment over the 300 basis point. This is partially caused by a large core deposit base that should not reprice as quickly as the assets and the increase to a level that removes impact of the floors on loans. The average duration of the majority of the assets is outside the 12 month shock period. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as updated data is compiled. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 4	CONTROLS AND PROCEDURES (continued)

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchase for quarter ended September 30, 2015 (1).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2015 to 7/31/2015	—	—	—	181,134
8/1/2015 to 8/31/2015	—	—	—	181,134
9/1/2015 to 9/30/2015	—	—	—	181,134

Total	—	—	—	181,134

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 16, 2015. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 16, 2015 and December 31, 2015.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

10.1	Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive 14A Proxy Statement, File No. 000-14492, filed with the Commission on March 16, 2015)

31.1	Rule 13-a-14(a) Certification - CEO

31.2	Rule 13-a-14(a) Certification - CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: October 28, 2015	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: October 28, 2015	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO