Form 10-K
period 2015-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2016-02-24
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $125,349,922.

As of February 24, 2016, the Registrant had 5,200,000 shares of common stock issued of which 4,612,534 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

**	The following materials from Farmers & Merchants Bancorp, Inc. on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Total Pages:	111

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

PART 1.

ITEM 1. BUSINESS

General

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in 1985 and elected to become a financial holding company under the Federal Reserve in 2014. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a community bank operating in Northwest Ohio since 1897. Our other subsidiary, Farmers & Merchants Risk Management (Captive) is a captive insurance company formed in December 2014 and located in Nevada. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.

For a discussion of the general development of the Company’s business throughout 2015, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2015 in Review”.

Nature of Activities

The local economies of Northwest Ohio and Northeast Indiana continued to improve throughout 2015. Based on asset quality remaining strong, indicated by low delinquency levels, businesses profits also improved or held steady to 2014. Some industries, such as car dealers, recorded more sales in 2015 than in prior years. Farm customers dealt with lower commodity prices and most were still able to operate profitably. The farm community is better prepared to handle challenges in 2016 than it was in the 1980’s. 2016 begins with the first prime rate increase in seven years and overall, the local economies should continue to improve while addressing the new challenges of a rising rate environment.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, Wood and in the Indiana counties of DeKalb and Steuben. In the first half of 2016 the Bank will add the Indiana county of Allen to its service area with the opening of its newly constructed office in Fort Wayne. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2015, we had 265 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be good.

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

Holding Company Activities

As a financial holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the “Act”). The Company is required to file with the Federal Reserve Board on quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiaries.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2015 and 2014 are summarized in the table included in Note 15 to the consolidated financial statements.

Beginning in 2015, the Company and Bank were required to measure capital adequacy using Basel III accounting. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules will be overseen by the Federal Reserve, the FDIC and the OCC. Reporting under the new rules began with the March 2015 quarterly regulatory filings.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2015 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

The FDIC deposit insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

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

Additional Regulation

Implementation of the Dodd-Frank Act provisions has resulted in new rulemaking by the federal regulatory agencies and new rules yet to be issued. Implementing the new and expanded regulations involve extreme diligence to ensure compliance with the complexities of the rules, as well as extensive new disclosure and reporting requirements.

The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small - adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies was completed on July 21, 2011. The Bureau has responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities which could impact consumer financial products and services and how they are provided.

Significant mortgage rules mandated by the Dodd-Frank Act provisions have been enacted in response to the breakdown in the mortgage lending markets and to provide for consumer protections. Final rules were issued by the Bureau or jointly with other regulatory agencies to implement requirements under the Dodd-Frank Act regarding mortgage-related matters such as ability-to-repay, qualified mortgage standards, mortgage servicing, mortgage loan originator compensation, escrow requirements for higher-priced mortgage loans, and providing appraisals. Most of these rules were effective January 2014 and have been successfully implemented. New mortgage rules were intended to address problems consumers face in the three major steps in buying a home – shopping for a mortgage, closing on a mortgage, and paying off a mortgage.

Final rules on integrated mortgage disclosures under the Real Estate Settlement Act (RESPA) and Truth in Lending Act (TILA), issued in November 2013 to originally be effective on August 1, 2015, were subsequently postponed until October 3, 2015. Amendments to the integrated mortgage disclosure rules finalized on January 20, 2015, to be effective on August 1, 2015 were also subsequently postponed until October 3, 2015. The TILA-RESPA Integrated Disclosure rule commonly referred to as TRID combined required disclosures into a two single forms: 1) The Loan Estimate which is provided shortly after a mortgage loan application and 2) The Closing Disclosure which is provided prior to loan consummation. In addition, a mandated appraisal notice under the Equal Credit Opportunity Act and the servicing application disclosure under RESPA were also combined into the new integrated disclosures. Significant systems changes, as well as process and procedural adjustments were necessary to appropriately implement the new requirements. Implementation to successfully achieve TRID compliance involved extensive collaboration with the Mortgage Loan Origination software vendor, as well as outreach and coordination efforts with real estate agents, attorneys, and closing agents to cultivate preparedness for the new integrated mortgage loan disclosure forms. Overall mortgage loan volume was up through the end of the year. New TRID requirements, especially the timing requirements that had to be met, did slow the loan origination process slightly but did not result in excessive delays of scheduled loan closings. Due to the complexities of the TRID rule, the industry questions that remain to be answered with absolute clarity, and the status or existence of a safe harbor or protection from liability during the initial live implementation period, remaining attentive to these matters will ensure practices and procedures continue to be fully compliant.

On June 22, 2015, five federal agencies announced the approval of a joint final rule implementing provisions of the Homeowner Flood Insurance Affordability Act of 2014 (HFIAA) and the Biggert-Waters Flood Insurance Reform Act of 2012 (the Biggert-Waters Act). The final rule, mostly effective on October 1, 2015, was issued by the Board of Governors of the Federal Reserve System, the Farm Credit Administration, the Federal Deposit Insurance Corporation, the National Credit Union Administration, and the Office of the Comptroller of the Currency. This rule amended regulations which apply to loans secured by properties located in special flood hazard areas and included the following:

•	Implementation of a statutory exemption from the requirement to purchase flood insurance for a detached structure that is part of a residential property and does not serve as a residence. Under the HFIAA lenders may require flood insurance on these detached structures to protect collateral securing the mortgage. The Bank is presently evaluating all instances on a case-by-case basis as they are identified and determining the appropriate action to be taken.

•	Effective January 1, 2016 in accordance with the HFIAA, for loans made, increased, extended, or renewed to be secured by residential real estate or mobile homes, regulated lending institutions must;

¡	Require an escrow for flood insurance premiums and fees, unless the loan qualifies for a statutory exception;

¡	Provide borrowers with residential loans outstanding as of January 1, 2016 the option to escrow flood insurance premiums and fees.

¡	Provide new and revised samples notice forms and clauses regarding the escrow requirements and the option to escrow.

•	The Biggert-Waters Act provisions on force placement of flood insurance coverage:

¡	Beginning on the date a borrower’s flood coverage lapses or becomes insufficient, a regulated lending institutions has the authority to charge a borrower for the cost of force-placed insurance coverage.

¡	Circumstances under which a lender must terminate force-placed flood insurance coverage and refund payments to the borrower are also stipulated.

Changes to existing processes and procedures along with the implementation of new forms and notifications resulted from this new rule. Fines and penalties for compliance with flood insurance requirements promote a continued focused attention on adherence to the new flood rule and existing requirements.

The Department of Defense (DOD) announced new rules amending its regulation that implements the Military Lending Act (MLA) on July 21, 2015. The MLA was enacted as part of the John Warner National Defense Act of 2007. These new rules significantly expanded the scope of the Act to cover all consumer credit except residential mortgages and purchase money loans. With an effective date of October 1, 2015, compliance is required by October 3, 2016. For credit cards, the required compliance date is October 3, 2017. Coverage applies to consumer credit defined as “credit offered or extended for personal, family, or household purpose and that is subject to a finance charge or payable by written agreement in more than four installments”. A covered borrower is a consumer who at the time of becoming obligated on a consumer credit transaction or establishing an account for consumer credit, is a covered member or dependent (including a spouse) of a covered member. A covered member is a member of the armed forces serving on active duty or active guard or reserve duty. More specifically, the final rule:

•	Makes financial institutions responsible for determining an applicant’s military status through inquiry using the database maintained by the DOD or a consumer reporting agency that provides such information.

•	Limits what may be charged in fees and interest on covered consumer loans by imposing a 36% “military annual percentage rate” (MAPR) cap. The 36% cap is an “all-in” annual percentage rate (APR) that includes interest and fees associated with the loan such as application fee and annual fees, as well as fees and premiums for add-on products such as credit insurance, debt cancellation, and debt suspension often sold in connection with a consumer credit transaction. Providing a loan to a covered borrower that exceeds the 36% MAPR is prohibited.

•	Requires additional disclosures which must be provided to military personnel, their spouses, and dependents when they obtain a loan.

•	Prohibits certain terms or provisions that require arbitration, involve assessment of a prepayment penalty, or require service members or their dependents to waive any rights under the Service member’s Civil Relief Act or any other federal or state law.

Any covered loans made without providing proper disclosures or in violation of the MLA is void. Creditors who knowingly or willfully violate the rules could be subject to a fine, imprisonment up to one year or both. Full implementation of these new rules involve understanding its impact on the covered consumer credit products offered, collaboration with Loan Origination System vendors for assistance with calculations and required disclosures, and an efficient and effective process for identifying covered borrowers. Though the rule is designed to benefit service members, it involves a series of price controls which in essence may restrict the availability of some forms of conventional consumer credit for service members and their dependents.

Amendments to the final rule regarding Small Creditors and Rural or underserved areas under the TILA were published on October 2, 2015. This expanded the definition of small creditor to a limit of 2,000 first-lien mortgage loans during the preceding calendar year and excluded loans held in portfolio by the lender. In addition, the definition of rural areas was expanded from counties that are considered rural to include smaller census blocks within a county that are not in urban areas. An automated tool for assessing whether a property is located in a rural or underserved area was made available by the Bureau. The Bank meets the criteria to qualify as a small creditor based on the number of loans made during the prior calendar year and due to its asset size of less than $2.052 billion (the asset size threshold subject to an annual CPI adjustment as of December 31, 2015) Due to an ambiguity created between the final rule amendments and the Helping Expand Lending Practices in Rural Communities Act of 2015 enacted on December 4, 2015, further clarification is needed to clearly define what constitutes whether a lender is operating in a rural or underserved area. The Bank continues to seek Qualified Mortgage (QM) status for mortgage loans made as they provide certain presumptions of compliance under the Ability to Repay Regulation adopted under the Dodd-Frank Act. In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance.

Revised Regulation C rules which implement the Home Mortgage Disclosure Act (HMDA) were published by the Bureau. The effective date for these revisions starts on January 1, 2018 for reportable loan applications. The Dodd Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information. The types of transactions reportable have expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Reportable date fields were significantly expanded to 52 fields which included applicant or borrower age, credit score, automated underwriting system information, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, interest rate, loan originator identifier, as well as other data fields. Ethnicity categories were expanded to include certain subcategories. A requirement was added to report how information about an applicant’s or borrower’s ethnicity, race, and sex was collected by the institution. Year-end submission of the data to be reported will be completed using a yet-to-be-developed web-based tool. Steps to implement the new requirements will involve a thorough review of the final rule and requirements. A thorough assessment will be conducted regarding the impact on the data collection processes and procedures within each affected business line along with data collection provided within the loan origination systems utilized to generate loan applications and loan closing documentation.

Section 5 of the Federal Trade Commission Act provides banking regulatory agencies with authority to take supervisory or enforcement actions on banks with regard to Unfair or Deceptive Acts or Practices (UDAP). UDAP standards developed years ago by the Federal Trade Commission address unacceptable practices that may not specifically be addressed elsewhere in banking or consumer finance law. Banking regulatory agencies have increasingly used this authority over the last few years to address acts or practices that are deemed harmful, deceptive, or misleading to consumers. The Dodd-Frank Act gave the Bureau similar authority to take action in connection with unfair and deceptive acts or practices, as well as abusive acts or practices by entities subject to Bureau’s supervisory or enforcement authority.

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

Future Legislation

Changes to the laws and regulations, both at the federal and state levels, can affect the operating environment of the Company and its subsidiary in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company or its subsidiary. Various provisions and regulations authorized or required by the Dodd-Frank Act have not yet been proposed or implemented by federal regulators. Uncertainty also exists with respect to the Dodd-Frank Act regulations authorized or required that have not yet been proposed or finalized.

Available Information

The Company maintains an Internet web site at the following internet address: www.fm-bank.com. The Company files reports with the Securities and Exchange Commission (SEC). Because the Company makes its filing with the SEC electronically, you may access such reports at the SEC’s website (www.sec.gov). The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonable practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barbara J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501.

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

Our loan portfolio has a large concentration of real estate loans

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, commercial, construction and residential loans, and such loans are concentrated in the Bank’s primary markets in northwest Ohio and Northeast Indiana. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio. Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our real estate loans also include construction loans, including land acquisition and development. Construction, land acquisition and development lending involve additional risks because funds are advanced based upon estimates of costs and the estimated value of the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Commercial loans make up a significant portion of our loan portfolio

Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable. Most often, this collateral is accounts receivable, inventory, machinery or real estate. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other types of collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

We also originate agricultural operating loans. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas is hogs. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.

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

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” Over the last few years, the Bank, along with most other financial institutions, has experienced a “margin squeeze” as drastic interest rate decreases have made it difficult to maintain a more favorable net interest spread. During 2014, the Bank’s margin and spread began to improve slightly even though the rate environment remained low and flat. Overall, 2015 ended with a slight tightening of the margin as compared to 2014 though remained above 2013’s levels. We have experienced the first increase in rates by the Federal Reserve in December. Maturities of higher rate deposits aided the decrease in cost of funds. This widening of the margin directly correlated to the improvement of the Bank’s loan to asset ratio.

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

A second incentive program of the Bank is based on cash compensation of which almost all employees participate (excluding commission based employees and other employees paid for specific higher paid positions, such as peak time.) A discussion of executive officer pay is incorporated within the proxy and as such, this discussion will pertain to all other employees. Non-officer employees are paid a cash incentive based on the projected overall performance of the Bank in terms of Return of Average Assets (“ROA”). The Compensation Committee determines the target performance levels on which the percentage of pay will be based. The Committee takes into account the five and ten year trend of ROA along with budget forecasted for the next year and the Bank’s past year performance. The Committee also considers the predicted banking environment under which the Bank will be operating with the formation of the Captive, 2015’s ROA goal was exclusive of the effect of the additional insurance expense at the Bank level. Non-officers receive incentive pay in December of the same year based on the year-to-date base compensation through the last pay received in November.

Officers, other than executive, receive incentive pay based on additional criterion. The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals. Officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each officer in 2015. Officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

Dividend Payout Restrictions

We currently pay a quarterly dividend on our common shares. However, there is no assurance that we will be able to pay dividends in the future. Dividends are subject to determination and declaration by our Board of Directors, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our Board and to applicable state and federal regulatory limitations. The Company may receive dividends from the Bank which is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company. In future years, we anticipate the Captive will also upstream dividends to the Company once reserve levels are adequately provided for.

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

Technological Change

Our industry is susceptible to significant technological changes in the future as there continue to be a high level of new technology driven products and services introduced. Technological advancement aids the Company in providing customer service and increases efficiency. Our national competitors have more resources to invest in technological changes and associated required resources. As a result they may be able to offer products and services that are more technologically advanced and that may put us at a competitive disadvantage. Our future depends on our ability to analyze technological changes to determine the best course of action for our business, customers and shareholders.

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

In addition, our operations are dependent on our ability to process financial transactions in a secure manner. Failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers could disrupt our businesses or the businesses of our customers, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. We must ensure that information is properly protected from a variety of threats such as cyber-attacks, error, fraud, sabotage, terrorism, industrial espionage, privacy violation, service interruption, and natural disaster. The Company, with the assistance of third-party service providers, intends to continue to implement security technology and establish procedures to maintain network security, but there is no assurance that these measures will be successful. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any activity that jeopardizes our network and the security of the information stored on our network may result in significant cost to the Company and have a significant negative effect on our reputation.

Limited Trading Market

The Company has its shares of stock listed on the OTC Markets Group trading platform. Our stock is traded on the OTC-QX platform. The Company’s trading symbol is “FMAO”.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has its shares of stock listed on the OTC Markets Group trading platform. Our stock is traded on the OTC-QX platform. OTC Markets Group developed QX platform specifically for community banks. The separate market is intended to help community banks improve liquidity by increasing the trading volume of their shares.

There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices were from sales of which we have been made aware by researching daily on Bloomberg.com. The high and low sale prices known to our management are as follows:

Stock Prices 2015
Quarter	Low	High
1st	$25.35	$27.25
2nd	25.56	27.80
3rd	25.60	28.25
4th	25.50	27.00

Stock Prices 2014
Quarter	Low	High
1st	$22.10	$25.39
2nd	23.20	26.00
3rd	24.50	26.25
4th	25.00	27.00

The Company utilizes Computershare as its transfer agent.

As of January 29, 2016 there were 1,876 record holders of our common stock of which 27.84% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

On the following page is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2015. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2010 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

	2010	2011	2012	2013	2014	2015
FMAO	100.00	101.78	119.67	135.61	166.28	172.00
NASDAQ - COMPOSITE	100.00	99.23	116.61	162.01	185.18	197.82
NASDAQ-BANK INDEX	100.00	89.54	105.78	147.67	154.44	167.14

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2015 and 2014 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2015	$0.21	$0.22	$0.22	$0.22	$0.87
2014	$0.21	$0.21	$0.21	$0.21	$0.84

The ability of the Company to pay dividends is impacted by the dividend that the Company receives from the Bank. The Bank may pay as dividends to the Company its retained earnings during the current year and its prior two years. Currently, such limitation on the payment of dividends from the Bank to the Company does not materially restrict the Company’s ability to pay dividends to its shareholders.

Dividends declared during 2015 were $0.87 per share totaling $3.99 million, 3.58% higher than 2014 declared dividends of $0.84 per share. During 2015, the Company repurchased 30,685 shares and awarded 16,000 shares to 67 employees and 100 shares were forfeited under its long term incentive plan. At yearend, 2015, the Company held 587,466 shares in Treasury stock and 38,995 in unearned stock awards.

Dividends declared during 2014 were $0.84 per share totaling $3.86 million, 3.71% higher than 2013 declared dividends of $0.81 per share. During 2014, the Company purchased 23,750 shares and awarded 13,250 restricted shares to 61 employees under its long term incentive plan. 780 shares were forfeited during 2014. At yearend 2014, the Company held 572,662 shares in Treasury stock and 33,390 in unearned stock awards.

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

	2015	2014
Primary Ratio	14.18%	12.29%
Common Equity Tier 1	14.18%	N/A
Tier I Leverage Ratio	11.91%	11.70%
Risk Based Capital Tier I	14.18%	15.79%
Total Risk Based Capital	14.95%	16.68%
Stockholders’ Equity/Total Assets	12.14%	12.16%

On January 15, 2016, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 15, 2016 and ending December 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Remaining Share Repurchase Authorization
10/1/2015 to 10/31/2015	—	—	—	181,134
11/1/2015 to 11/30/2015	6,000	27	6,000	175,134
12/1/2015 to 12/31/2015	5,819	27	5,819	169,315

Total	11,819	27	11,819	169,315

(1)	The Company purchased shares in the market pursuant to stock repurchase program publicly announced on January 16, 2015. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 16, 2015 and December 31, 2015. In total for 2015, 30,685 shares were repurchased.

ITEM 6. SELECTED FINANCIAL DATA

Reclassification

Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform with the 2015 presentation.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	(In Thousands, except share data)
	2015	2014	2013	2012	2011
Summary of Income:
Interest income	$33,650	$33,453	$31,428	$33,273	$36,660
Interest expense	3,587	3,716	4,604	6,250	8,156

Net Interest Income	30,063	29,737	26,824	27,023	28,504
Provision for loan losses	625	1,191	858	738	1,715

Net interest income after provision for loan loss	29,438	28,546	25,966	26,285	26,789
Other income (expense), net	(15,279)	(15,029)	(13,363)	(12,593)	(15,382)
Net income before income taxes	14,159	13,517	12,603	13,692	11,407
Income taxes	3,819	3,871	3,596	3,904	2,893

Net income	$10,340	$9,646	$9,007	$9,788	$8,514

Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$2.24	$2.08	$1.93	$2.08	$1.82

Dividends	$0.87	$0.84	$0.81	$0.78	$0.76

Weighted average number of shares outstanding, including participating securities	4,617,058	4,628,178	4,676,547	4,695,876	4,689,021

*	Based on weighted average number of shares outstanding

	(In Thousands)
	2015	2014	2013	2012	2011
Total assets	$989,068	$941,213	$965,938	$946,660	$922,993
Loans, net	679,821	616,021	570,919	496,178	501,124
Total Deposits	771,339	762,560	776,464	763,252	739,382
Stockholders’ equity	120,097	114,493	108,340	110,239	105,091
Key Ratios
Return on average equity	8.80%	8.72%	8.28%	9.08%	8.56%
Return on average assets	1.08%	1.02%	0.96%	1.05%	0.93%
Loans to deposits	88.14%	80.78%	73.53%	65.01%	67.78%
Capital to assets	12.14%	12.16%	11.22%	11.65%	11.39%
Dividend payout	38.54%	40.04%	41.69%	37.15%	41.85%

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

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

2015 in Review

The Company experienced record earnings for 2015, with net income over a milestone of $10 million. Profitability improved due to the increased loan balances, new product offerings and continued strong asset quality. Net loans grew by $63.8 million with asset size increasing by a smaller $47.9 million. Loans were funded by higher deposit levels, sales and maturities of investment securities and Federal Home Loan Bank borrowings.

The largest contributor to 2014’s improved profitability was net interest income. For 2015, improvement in net interest income was just one factor of many. Lower loan provision and increased noninterest income were also major factors. 2015’s bottom line was $694 thousand or 7.2% over 2014’s. 2013 was bolstered by gain on sale of loans and securities which were a smaller part of 2014’s and 2015’s overall profitability.

The performance of our newest Sylvania office, which opened during the second half of 2014, exceeded our expectations and contributed profitably with its first year of operation. The Company continues to focus on expansion and our next office in Indiana is under construction with completion scheduled for end of first quarter 2016. Our location is situated within Huntertown but with a Fort Wayne address. We expect the office to be a slight drag on earnings during 2016 as a result of start-up costs, with great potential for later years.

A deposit strategy to revamp the Bank’s deposit mix was begun in the later part of 2014. The strategy included offering a new product line to checking and discontinuing some of the older products. An emphasis was on realigning our products to provide value to our depositors while building revenue or decreasing costs to the Bank. Secure checking and FM eXpress were two of the revamped or new offerings. This contributed to the almost $600 thousand improvement in customer service fees and other service charges and fees in noninterest income. The focus remains on growing core deposits and offering additional services. The success of this strategy is evidenced by the growth in core deposits along with increased debit card activity, on-line statement usage and lower cost of funds.

Short-term rates increased slightly in December of 2015. The slope of the yield curve for most of 2015, enabled the Company to continue to sell investment securities with shorter term maturities and recognize a gain without compromising the yield. In prior years, the proceeds were mainly reinvested in the security portfolio while 2014’s and 2015’s proceeds were used to fund loan growth. For 2015, the recognized gain was $451 thousand, which was lower than 2014’s $494 thousand and 2013’s $775 thousand. The Bank was able to continue to capitalize on the steepness of the yield curve. The market value of the security portfolio has decreased as evidenced by the comprehensive income reported on the income statement. The Company will continue to look for opportunities to utilize the investment portfolio to fund loan growth.

Throughout 2014 and 2015, the Company has done an exceptional job of recognizing opportunities to provide services and products that the low rate environment made possible. A commitment to improve asset quality over the years also benefited the Company during the period of 2012 through 2015. These opportunities are further discussed in the Material Changes in Results of Operations. The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue while providing additional channels through which to serve our customers and maintain our high level of customer satisfaction.

Material Changes in Results of Operations

Net Interest Income

The discussion now centers on the individual line items of the consolidated statement of income and their effect on net income. This section will focus on the most traditional source of revenue contributing to the profitability of the Company, net interest income.

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

Net interest income showed an increase of $326 thousand in 2015 as compared to 2014 and an increase of $3.2 million when compared to 2013. Interest and fee income from loans were responsible for the improvement. Given that securities were sold to fund the loan growth, interest income from that balance sheet component has declined each of the last two years. Total interest income was $197 thousand higher for 2015 than 2014 and 2014 was $2.0 million higher than 2013.

A trend of declining interest expense also positively impacted net interest income in terms of dollars. Two strategies employed during 2014 and 2015 were responsible. One was to allow expensive time deposit funds to run off and secondly to offer new non-interest bearing deposit products. The new secure checking product also caused some movement of existing funds out of interest bearing products to this new non-interest bearing account. Interest on deposits decreased $189 thousand in 2015 as compared to 2014 which followed a $735 thousand decrease for 2014 as compared to 2013. For 2015, total interest expense (which includes federal funds purchased, securities sold under agreement to repurchase, and borrowed funds) totaled $3.6 million which was down $129 thousand from 2014’s $3.7 million. Total interest expense for 2014 was down $888 thousand from 2013’s $4.6 million.

The success of 2015 and 2014 in improving net interest income confirmed that management’s long term strategy of repositioning the balance sheet was the correct approach. Funding loan growth with internal funds, whether from the liquidation of investment securities or core deposits, was a beneficial move.

Overall, we began to see an increase in the net interest margin and spread starting the fourth quarter of 2013 and the expansion continued throughout 2014 and lessened in 2015. The net interest margin decreased by 14 basis points during 2015 as compared to 2014 with the yield on interest earning assets the main factor. Loan volume was behind the improvement in interest income as the yield on the overall loan portfolio decreased 15 basis points during 2015. 2014 had already decreased by 10 basis points as compared to 2013. Decrease in loan yield was caused by a change in portfolio mix and by the lower repricing of loans. The only category of asset yield to increase was the short term federal funds sold and interest bearing deposits which was aided by the Federal Reserve increase in rates of 25 basis points in December 2015. Asset yield decreased 17 basis points in 2015 as compared to 2014 and was preceded by an increase of 39 basis points.

Cost of funds were nearing a half of one percent and ended at 0.54% for the average during 2015. This was down 1 basis point from 2014 and 2014 had been down 10 basis points from 2013. As mentioned previously, the movement of some of the interest bearing checking accounts greatly helped to decrease interest expense in terms of dollars; however, it also removed some of the lowest cost of funds out of the cost percentages. Therefore, the correlation to improvement in margin and spread is not easily visible.

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits remains for 2016 for all the dollar reasons behind it to decrease interest expense and to continue to establish the opportunity for fee dollars from services provided.

Total assets of the Company increased overall as did the earning assets in both average and actual during 2015. This matched the movement in interest dollars, just not in yield. 2014 experienced just the opposite: a decrease in asset size and an improvement in yield. The earnings were over $2 million higher and the yield 39 basis points higher for 2014 as compared to 2013. The largest increase in balances and interest income was in the loan portfolio. One similarity between 2015 and 2014 was that loan volume was the driver to income improvement not rate. For 2015, the growth in loan volume yielded $2.2 million in interest income versus a decrease of $1.0 million due to rate. For 2014, the growth in the balances earned an amount higher at $3.7 million, than the $575 thousand given up due to lower yields on the portfolio as compared to 2013. The interest earning line item made up of investment securities had lower earnings in 2015 and 2014 than in 2013. Lower average balances, with the exception of tax-exempt investment securities, were the cause as the balances decreased to fund loan growth. The improvement in interest earnings from loan growth far outweighed the decreased earnings in the remaining earning assets for both 2015 and 2014.

Before switching to the interest expense discussion, a quick review of 2013’s interest income will be summarized. 2014 was a reversal to the trends of previous years with its significant loan growth and higher interest earnings. During 2013 the Company experienced compression on the yield of earning assets.

During 2013, earning assets increased during the year in actual and average balance. The interest collected on the earning assets decreased; with the yield decreasing as compared to 2012 in most portfolios. The largest decrease in yield occurred in the loans. 2013’s loan growth occurred mainly in commercial real estate which pushed lower yields along with variable repricing continuing to price down. Investment securities had lower yields due to the large amount of calls on government sponsored agencies and the lower yield on new purchases. The portfolio decreased $3.1 million in average during 2013 as compared to 2012. It was not unusual for a called security to be replaced with a new security with a yield lower by 50 basis points or more. Overall, this portfolio’s yield was 7 basis points lower in 2013 than in 2012.

Loans, which have the highest earning asset yield, increased on average by $14.4 million from 2012 to 2013. The overall change in yield in the loan portfolio for 2013 and 2012 was due mainly to the change in rate. Given that the loan portfolio represented only 57.5% of the earning assets in 2013 as compared to 56% in 2012, it stands to reason that the overall asset yield decreased in every year since 2010 until 2014. The overall yield on earning assets decreased 24 basis points as compared to 2012. The higher ratio of loans to earning assets of 1.5% corresponded to a smaller decrease in the overall asset yield of 26 basis points between 2013 and 2012. This emphasizes how important and how significant an impact an increase in loan balances had on the Bank’s profitability

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities. It is generally from this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must funding costs in order to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations.

With respect to interest expense, a decrease in the cost is apparent for 2015 as compared to both 2014 and 2013. Fortunately, for 2014, both the interest factors of the net interest margin ratio improved to raise the margin by 48 basis points over 2013. Unfortunately, in 2015 and 2013, as compared to each preceding year, the asset yield decreased more than funding costs. As a result, both the net interest margin and spread decreased for both those periods as of 2015 and 2013.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. Time deposits and other borrowed money term liabilities decreased in interest expense in comparing 2015 to 2014 and 2014 to 2013. Saving deposits increased in cost for 2015 as compared to 2014. Approximately two third’s was due to balances increasing and the other one third due to rate. Fed Funds purchased and securities sold under agreement to repurchase increased for both 2015 and 2014. While 2014 was due to increased balance, 2015 was due to higher rates. Time deposits and other borrowed money both decreased in cost and balances during all three years presented. The Bank paid off $4.5 and $7.1 million of FHLB borrowings during 2014 and 2013 respectively. The Bank again borrowed $10 million in December 2015 to fund loan, growth. The average balance of other borrowed money was lower by $50 thousand for 2015 which calculated to $108 thousand. The average balance was $158 thousand for 2014 and a much higher $6.7 million for 2013.

The following tables present net interest income, interest spread and net interest margin for the three years 2013 through 2015, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The tables show the corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax adjusted to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

The percentage of interest earning assets to total assets increased to 92.8% in 2015 from 2014, preceded by a decrease to 89.1% in 2014 from 93.9% 2013. Noninterest earning assets increased during 2014 by $46.1 million as the earning credit rates paid by our correspondent banks were higher than the interest rates. The Bank switched those accounts to noninterest bearing to save costs which resulted in a lower percentage of interest earning assets.

Noninterest bearing liabilities increased on average $9.7 million in 2015 over 2014, providing the lowest cost of funds possible. Movement in the Bank’s deposits, specifically checking products, to the newer noninterest bearing “Pure” and “Secure” checking product lines was the main driver.

The deposit strategy was implemented during 2014 to alter the deposit mix and introduce new products resulted in lower interest bearing liabilities. In average balances, 2014 had $41.3 million less than 2013 in interest bearing liabilities. “Secure” and “Pure” checking were the main launches. Secure checking offers ID Protect along with credit score monitoring (reporting the score quarterly and providing notification of any access occurring) for a monthly charge. Pure provides depositors options to reduce or eliminate fees through modification of usage or having a total deposit relationship over a specified amount. The majority of the new offered accounts were noninterest bearing which caused the reduction in interest bearing liabilities. Time deposits also continued to run off during 2014 thereby reducing in average balance, by approximately $36.1 million as compared to 2013. The average cost of deposits also decreased 10 basis points, aided by the decrease in time deposits and payoff of all other borrowed money during 2014. The average cost of funds for 2015 was 0.54%, the average cost in 2014 for interest bearing liabilities was 0.55% compared to 0.65% in 2013.

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

	2015
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$627,194	$29,293	4.68%
Taxable investment securities	177,833	2,808	1.58%
Tax-exempt investment securities	66,156	1,513	3.47%
Federal funds sold & interest bearing deposits	14,359	36	0.25%

Total Interest Earning Assets	885,542	$33,650	3.90%

Non-Interest Earning Assets:
Cash and cash equivalents	21,333
Other assets	47,284

Total Assets	$954,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$412,269	$1,557	0.38%
Other time deposits	189,822	1,712	0.90%
Other borrowed money	108	1	0.93%
Federal funds purchased and securties sold under agreement to repurchase	57,918	317	0.55%

Total Interest Bearing Liabilities	660,117	$3,587	0.54%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	162,028
Other	14,461

Total Liabilities	836,606

Shareholders’ Equity	117,553

Total Liabilities and
Shareholders’ Equity	$954,159

Interest/Dividend income/yield		$33,650	3.90%
Interest Expense / yield		3,587	0.54%

Net Interest Spread		$30,063	3.35%

Net Interest Margin			3.49%

	2014
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$581,483	$28,070	4.83%
Taxable investment securities	189,003	3,570	1.89%
Tax-exempt investment securities	65,520	1,794	4.15%
Federal funds sold & interest bearing deposits	8,992	19	0.21%

Total Interest Earning Assets	844,998	$33,453	4.07%

Non-Interest Earning Assets:
Cash and cash equivalents	23,634
Other assets	79,296

Total Assets	$947,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$394,690	$1,449	0.37%
Other time deposits	214,680	2,009	0.94%
Other borrowed money	158	4	2.53%
Federal funds purchased and securties sold under agreement to repurchase	60,989	254	0.42%

Total Interest Bearing Liabilities	670,517	$3,716	0.55%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	152,155
Other	14,622

Total Liabilities	837,294

Shareholders’ Equity	110,634

Total Liabilities and
Shareholders’ Equity	$947,928

Interest/Dividend income/yield		$33,453	4.07%
Interest Expense / yield		3,716	0.55%

Net Interest Spread		$29,737	3.52%

Net Interest Margin			3.63%

	2013
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$507,126	$24,978	4.93%
Taxable investment securities	287,736	4,597	1.60%
Tax-exempt investment securities	64,355	1,819	4.28%
Federal funds sold & interest bearing deposits	22,243	34	0.15%

Total Interest Earning Assets	881,460	$31,428	3.68%

Non-Interest Earning Assets:
Cash and cash equivalents	17,691
Other assets	39,107

Total Assets	$938,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$400,071	$1,475	0.37%
Other time deposits	250,737	2,718	1.08%
Other borrowed money	6,690	163	2.44%
Federal funds purchased and securties sold under agreement to repurchase	54,312	248	0.46%

Total Interest Bearing Liabilities	711,810	$4,604	0.65%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	109,804
Other	7,895

Total Liabilities	829,509

Shareholders’ Equity	108,749

Total Liabilities and
Shareholders’ Equity	$938,258

Interest/Dividend income/yield		$31,428	3.68%
Interest Expense / yield		4,604	0.65%

Net Interest Spread		$26,824	3.03%

Net Interest Margin			3.15%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2015 vs 2014
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$1,223	$2,210	$(987)
Taxable investment securities	(762)	(211)	(551)
Tax-exempt investment securities	(281)	26	(307)
Federal funds sold & interest bearing deposits	17	11	6

Total Interest Earning Assets	$197	$2,036	$(1,839)

Interest Bearing Liabilities:
Savings deposits	$108	$65	$43
Other time deposits	(297)	(233)	(64)
Other borrowed money	(3)	(1)	(2)
Federal funds purchased and securities sold under agreement to repurchase	63	(13)	76

Total Interest Bearing Liabilities	$(129)	$(182)	$53

	2014 vs 2013
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$3,092	$3,667	$(575)
Taxable investment securities	(1,027)	(1,577)	550
Tax-exempt investment securities	(25)	50	(75)
Federal funds sold & interest bearing deposits	(15)	(20)	5

Total Interest Earning Assets	$2,025	$2,120	$(95)

Interest Bearing Liabilities:
Savings deposits	$(26)	$(20)	$(6)
Other time deposits	(709)	(391)	(318)
Other borrowed money	(159)	(159)	—
Federal funds purchased and securities sold under agreement to repurchase	6	30	(24)

Total Interest Bearing Liabilities	$(888)	$(540)	$(348)

As mentioned in the discussion earlier, in reviewing years 2014 to 2013, the change in volume is the main driver for the improved ratio which is opposite of the change between 2013 to 2012 the largest impact was due to rate. The strategy since 2010 has been to extend the maturities of time deposit “specials” to over 24 months to prepare for a rising rate environment. The other strategy employed since 2011 was to increase core deposits by offering innovative products focused on customer needs, such as higher interest rates and fraud notification. In exchange for these accounts, customers were asked to utilize services that benefited both the Bank and themselves. Smaller time deposit rate shoppers had an option to perhaps change their behavior of banking or allow those deposits to run off. The new core deposit products were indeed embraced by our customers and have helped to attain the deposit portfolio mix sought by the Bank.

Non-Interest Income

The discussion now turns to the noninterest activity of 2015 operations, beginning with the revenue portion. In comparing line items of the consolidated statements of income for years ended 2013 through 2015, it can be seen where the Company has been spending its time and the impact of the recession and slow recovery. This section will focus on the significant noninterest items that impacted the operations of the Company.

The Company has concerns with the increased costs associated with regulatory compliance such as the possible loss of revenue from new regulations stemming from the Dodd-Frank Act. History has proven the concern is justified. One area of revenue impacted was overdraft fees. Updated Regulation E guidelines were implemented on August 15, 2010 and the Bank has ended each year since with a lower revenue stream from overdraft fees. This has occurred in spite of the addition of the new offices since 2010. Each year, the number of checking accounts increased along with the balances; however average collected overdraft fees per account decreased. Overdraft fees in 2015 accounted for $2.4 million in noninterest income, compared to $2.5 million in 2014 and $2.7 million for 2013. The Bank had made this an area of focus for 2015 as this revenue stream remains under intense regulator review. In 2015, the Bank adjusted its overdraft program and renamed it “Courtesy Pay”. Courtesy Pay establishes dynamic limits based on a customer’s behavior and likelihood of repayment. The Bank has sought to better service the customer’s needs while decreasing the need for collections and improving profitability. At the current time, profitability has not been impacted. Service charges on checking accounts, excluding Health Savings Accounts, were up $120 thousand for 2015 and $208.7 thousand for 2014. This improvement is credited to the new checking accounts mentioned previously.

The Bank has long promoted the use of debit cards by its customers and continued that philosophy with the introduction of additional new products. 2015 revenue improved $142.9 thousand and 2014 revenue improved $250.5 from ATM/debit card usage as compared to 2014 and 2013, respectively. The Bank receives interchange revenue from each use by a customer of the card. In 2011, this revenue stream was at risk of being reduced by the Federal Reserve regulation of the interchange fee. The establishment by the Federal Reserve of a tiered pricing for banks under $10 billion has helped to protect the profitability from such fees, although the concern remains as to how long this tiered pricing will remain in effect. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense of fraud has offset a portion of the revenue gain. Further discussion can be found in the non-interest expense section regarding the net effect of debit card activity.

Noninterest income from net gain on sales of loans decreased for both 2015 and 2014 as compared to 2013. Unfortunately, this has become a trend mainly due to the duration of the flat rate interest environment. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans into the secondary market. 2014 or 2015 activity did not reach the same high levels as 2013. Gains of $559.6 and $140.8 thousand were recorded for residential and agricultural real estate respectively for 2015 along with gains of $452.7 and $194.3 thousand were recorded for residential and agricultural real estate respectively for 2014. In conjunction with these sales, the Bank maintains servicing rights and those income amounts during all three years are included in the customer service fees line item and account for over $300 thousand in revenue each year.

The last line item in the noninterest income section as was discussed previously is the net gain on sale of investments. The Bank has taken advantage of this opportunity the last three years and expects to continue as long as the rates remain low and the yield curve is favorable to the transaction. The Bank will not increase short-term gains at the sacrifice of long-term profitability. All of the sales of securities in 2015 and 2014 of $47.0 and $57.9 million respectively were used to fund loan growth while only some of the $91 million in proceeds realized on the sale of securities in 2013 were used to fund loan growth. This is a source of funds that will continue to be analyzed for use in the coming year. Gains of $451 thousand were recorded for 2015, $494 thousand for 2014 as compared to $775 thousand for 2013.

Customer service fees show a nice improvement of $623 thousand collected in 2015 as compared to 2014. Almost $200 thousand can be attributed to classifying foreign ATM fees out of service charges into miscellaneous fees in 2015. An additional $104.7 thousand comes from servicing those sold secondary loans mentioned in gain on sale of loans, as the volume increased in 2015 as compared to 2014. Total loan service fees collected in 2015 was $1.2 million compared to $1.1 million in 2014.

Overall, noninterest income increased $604 thousand in 2015 following a year where it had decreased $654 thousand. Some of the revenue may not be easily duplicated as it is dependent on economic and market conditions to provide the opportunity. However, the increased revenue amounts from deposit and loan services should continue to provide improved profitability in the future. Gains on sales should also continue in the near term though when it will change is unknown at this time.

Non-Interest Expense

Noninterest expense increased 3.4% in 2015 as compared to 2014 and was preceded by a 4.2% increase in 2014 as compared to 2013. Represented in dollars, 2015 was $854 thousand higher than 2014 and 2014 was $1 million higher than 2013. The largest factor behind both years increase was the expense of employee salaries and wages. During 2015, an additional $721 thousand was spent over 2014 which correlates to a 7.1% increase. When making the same analysis for 2014 as compared to 2013, 2014’s costs increased $633 thousand or 6.6%. Three main components flow into salaries and wages: base salary, deferred costs, and incentives composed of the expense of restricted stock awards and performance incentives. Base pay has increased with the addition of the three offices of Waterville, Custar and Sylvania, the Captive and through normal yearly increases to the remainder of the employees. Base pay was up $559.3 thousand for 2015 over the previous year and 2014 was up $474.1 thousand over 2013. The full time equivalent number of employees at each yearend increased to 265 for 2015, to 260 for 2014 compared to 2013’s 251.

Incentive pay as it related to performance was up $209.5 thousand in 2014 over 2013. Both measurements used to award incentive pay had improved in 2015 and 2014 and employees benefited accordingly. These followed 2013, a year in which the incentive performance pay was down $110.1 thousand from 2012. The expense for the restricted stock awards has also increased each of the last three years as more shares have been granted to a larger number of employees. 2015’s cost for this program was $82 thousand higher than 2014 and 2014 was $20.9 thousand higher than 2013. The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. (For further discussion in incentive pay and restricted stock awards, see note 11 of the consolidated financial statements.)

Employee benefits increased by similar percentages as the salaries and wages for 2015 increased by 6.9% over 2014 and 2014 increased by 3.3% over 2013. The cost of the 401-K retirement plan increased each year as the profit share component increased along with the number of employees participating. The Company has been able to hold steady the expense of the employee’s group insurance while paying higher premiums. Being partially self-insured has helped with lower claim experience though it is an unknown each year what that experience will be. For 2014 and 2015, a switch in the medical provider and comparison pricing also assisted to control the cost. Employees do participate in any premium increases.

Net occupancy expense typically increases as the Company expands, with 2014 being an exception due to an increase in building rent. Building rent is netted out to offset occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. This division experienced a strong 2014; however the department was short staffed most of 2015. This has been remedied in 2016 and performance is expected to improve.

While net loss on sale of other assets owned, mainly ORE property, does not represent income for the years presented, the decrease in the amount of the loss for 2015 as compared to 2014, does contribute to improved profitability. Loss on sale of assets included any write downs in the carrying values of ORE property on the Bank’s balance sheet. In 2015 and 2014, the number of properties and the corresponding carrying values decreased as compared to 2013. The Bank also sold its St. Joe, Indiana property during 2015. While taking a loss for the sale, the Bank eliminated the continued maintenance expense of an unoccupied building. An easement was agreed upon to enable the ATM located on the property to remain operational.

The mortgage refinancing activity has been lower over the last three years. A correlating expense to that activity is the amortization of mortgage servicing rights. The amortization is the expense that offsets the income recognized when the loan is first made. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. 2015 had net income of $33 thousand, a switch from

2014 which had net expense of $42.7 thousand and 2013 had a net income of $2 thousand. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. 2015 had higher additions and lower amortization expense from refinanced loans. 2013 had new loan activity and lower refinance activity making the additions and amortization almost equal. The number of loans and balances also indicates this as the levels have remained fairly constant. 2014 was a year with limited sales and the amortization expense was therefore higher than the capitalized additions. As of December 2015, 3,598 loans are being serviced with balances of $275.7 million. As of December 31, 2014, there were 3,638 loans serviced with balances of $275.4 million and as of December 2013, there were 3,684 loans serviced with balances of $282.1 million.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2015	2014	2013
Beginning Year	$2,023	$2,066	$2,063
Capitalized Additions	407	301	429
Amortization	(374)	(344)	(426)
Valuation Allowance	—	—	—

End of Year	$2,056	$2,023	$2,066

Furniture and equipment steadily increases as we continue to add facilities and invest in technology. Annual maintenance costs continue to grow and become a greater piece of the overall cost. As new services are provided to our customers, the backroom cost to supply them continues to rise. The Company accepts it is an expected cost of doing business and keeping our services relevant to the industry.

Data processing expense increased $50 thousand during 2015 and by $38 thousand in 2014. The Company continues to investigate ways to reduce this expense. The pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the growth from the newer offices and overall Bank growth.

The last line item with significant variation in noninterest expense to discuss is “other general and administrative”. The decrease of $348 thousand for 2015 as compared to 2014 can be mainly attributed to a $195.7 thousand reduction in marketing and consulting costs. A renegotiation of one service provider contract along with the maturity of another during 2015 lead to the decrease. Another contributor to the reduction was lower losses due to NSF and fraud. The Bank applauds the work of our front-line staff to recognize possible fraud and scams attempted on our customers and stopping them before they can occur. An investment in additional fraud detection software has also helped our back office personnel to detect possible digital fraud. This was down $60.2 thousand in 2015 compared to an increase in 2014 of $40.9 thousand.

Other general and administrative was higher by $461 thousand in 2014. The fluctuation was not isolated to a single source. The primary factors impacting this fluctuation in 2014 are increases in both ATM expense and core deposit intangible expenses. The increased expense of $52.7 thousand relating to ATM and debit cards in 2015 and 2014 over the previous year is caused by many factors. Increased usage during both years corresponds to increases in both revenue and cost. Finally, fraud increases cost as new cards have to be issued to limit the risk exposure. The fraud losses themselves are not recognized in this breakout, however the cost of replacement cards is. The Bank is currently deploying chip technology within its cards; the Bank is aware the adoption of embedded chips will increase this expense in the coming years. 2014 experienced additional expense over 2013 in consulting ($161.7 thousand), audit and accounting fees ($166.5 thousand) and advertising ($101.3 thousand).

Allowance for Credit Losses

Provision expense decreased by $566 thousand for 2015, following an increase of $333 thousand for 2014. The decrease for 2015 was due to the consistent strong asset quality of the Bank’s loan portfolio as evidenced by low levels of both net charge-offs and delinquencies. The increase for 2014 was needed to account for the loan growth and the net charge-off activity of 2014. Sustained strong asset quality kept the provision expense lower than the growth alone would have warranted. Net charge-offs were $473, $480 and $888 thousand for 2015, 2014 and 2013, respectively. Commercial and Industrial loans had the largest charge-off activity in 2015 and 2013, while 2014 was impacted with higher levels in the consumer portfolios.

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

Watch list loan balances are comprised of loans graded 5-8. These loan balances decreased 53.6% or $7.2 million from December 31, 2014 to December 31, 2015. The balances decreased mainly due to successful results from collection efforts. Given the size of the decrease, it is no surprise it is attributed mainly to the commercial real estate portfolio decreasing by $5.9 million. Three customers made up the bulk of the balances with one of three finding funding elsewhere. Commercial loans (non-real estate) on the Bank’s watch list also had a nice decrease during 2015, though just not as high at $1.9 million.

Of the aggregate watch list loan balances, as of December 31, 2015, special mention accounted for 36.6% with substandard comprising 49.1% and doubtful accounting for the final 14.3%. In comparison to 2014, special mention was down $7.2 million, substandard up slightly by $161 thousand and doubtful down almost exactly the same amount at $162 thousand.

Special mention loan balances increased 21.2% or $1.7 million overall as of yearend 2014 compared to same date 2013. The increase was in the commercial and commercial real estate portfolios. The largest increase of $2.1 million was in the commercial real estate, which was caused mainly by one large relationship being downgraded. Agricultural real estate decreased $618 thousand, thereby offsetting the above-referenced increase.

For 2014, the increase in special mention is offset by significant decreases in the substandard classifications of those same commercial related portfolios. Overall, substandard and doubtful loans decreased 42.5% or $2.9 million as compared to yearend 2013. In response to these fluctuations and loan growth during 2014 and 2015, the Bank changed ALLL to outstanding loan coverage percentage changed to 0.88% as of December 31, 2015, 0.95% as of December 31, 2014 from and 0.90% as of December 31, 2013.

The above indicators are reviewed quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and the ration of watch list loans to capital, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators use more subjective data to the extent possible to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. At the end of each of 2013, 2014 and 2015, a slight improvement was noted in unemployment figures.

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

The ACL increased $153 and $755 thousand during 2015 and 2014 respectively, which was preceded by a $29 thousand decrease during 2013. The large increase in 2014 directly correlates to the large increase in loan balances. With the improved asset quality, the metrics upon which the ACL is calculated did not support a larger increase in 2015 even though loan growth occurred. The percentage of ACL to the total loan portfolio was 0.93% as of December 31, 2013, 0.98% as of December 31, 2014 and 0.91% as of December 31, 2015. December 31, 2013 had the lowest loans past due 30+ day percentage at 0.25% in the Bank’s known history, December 31, 2014 and 2015 were still at respectable lows of 0.37% and 0.32%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Federal Income Taxes

Effective tax rates were 26.97%, 28.64% and 28.53% for 2015, 2014 and 2013 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $554, $634, and $640 thousand for 2015, 2014, and 2013, respectively. All years included an increase into a higher tax bracket for income over $10 million. Behind the decrease in 2015 is one of the benefits from the establishment of the Captive subsidiary.

Material Changes in Financial Condition

The shifts in the balance sheet during 2015 and 2014 have positioned the Company for continued improvement in profitability. On the asset side, the Company experiences an increase in interest income due to loan growth with funding provided by a decrease in the investment portfolio, core deposit growth and 2015 also utilized other borrowings. The cost of funds was impacted by the shift of interest bearing liabilities to noninterest and the decrease in time deposits and other borrowed money as borrowings didn’t increase until December 2015. Both contributed to improved profitability in 2015 and 2014 and leads to expected liabilities improvement in future years.

Average earning assets increased throughout 2015 and 2014. Loan growth in both years was the main factor. 2014 was also aided by the Custar acquisition which took place in December 2013 and brought in $29 million in deposits. 2015 also had the addition of the Sylvania office for a full year along with the growth in the other newer offices.

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

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2015	2014	2013
U.S. Treasury	$38,505	$25,393	$25,272
U.S. Government agencies	98,220	119,234	172,972
Mortgage-backed securities	26,324	29,562	44,792
State and local governments	72,066	74,303	81,473

	$235,115	$248,492	$324,509

The following table sets forth the maturities of investment securities as of December 31, 2015 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included.

	Maturities (Amounts in Thousands)
	Within One Year		After One Year Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$5,091	0.56%	$28,345	1.09%
U.S. Government agencies	—	0.00%	87,994	1.31%
Mortgage-backed securities	—	0.00%	254	4.39%
State and local governments	7,630	1.91%	29,479	2.10%
Taxable state and local governments	1,141	2.21%	6,076	1.79%

	After Five Years Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$5,069	2.00%	$—	0.00%
U.S. Government agencies	10,226	2.02%	—	0.00%
Mortgage-backed securities	8,394	2.94%	17,676	2.20%
State and local governments	19,659	2.55%	5,634	2.27%
Taxable state and local governments	999	2.60%	1,448	5.57%

As of December 31, 2015 the Bank did not hold a large block of any one investment security in excess of 10% of stockholders’ equity. The largest segment of holdings is in US Governments. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.7 million. This is required in order to obtain Federal Home Loan Bank loans. The Bank also owns stock of Farmer Mac with a carrying value of $37.4 thousand which is required to participate loans in the program.

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

The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, including loans held for sale:

	(In Thousands)
Loans:	2015	2014	2013	2012	2011
Consumer Real Estate	$88,189	$97,550	$92,438	$80,287	$84,477
Agricultural Real estate	58,525	50,895	44,301	40,143	31,993
Agricultural	82,654	74,611	65,449	57,770	52,598
Commercial Real Estate	322,762	270,188	248,893	199,999	198,266
Commercial and Industrial	100,125	100,126	99,498	101,624	114,497
Consumer	27,770	24,277	21,406	20,413	23,375
Industrial Development Bonds	6,491	4,698	4,358	1,299	1,196

	$686,516	$622,345	$576,343	$501,535	$506,402

The following table shows the maturity of loans as of December 31, 2015:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years	Total
Consumer Real Estate	$1,270	$11,486	$75,433	$88,189
Agricultural Real Estate	1,073	3,300	54,152	58,525
Agricultrual	52,939	24,239	5,476	82,654
Commercial Real Estate	13,030	70,699	239,033	322,762
Commercial and Industrial	45,971	34,791	19,363	100,125
Consumer	5,480	17,228	5,062	27,770
Industrial Development Bonds	1,300	185	5,006	6,491

	$121,063	$161,928	$403,525	$686,516

The following table presents the total of loans due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed Rate	Variable Rate	Total
Consumer Real Estate	$81,987	$4,932	$86,919
Agricultural Real Estate	47,252	10,200	57,452
Agricultural	29,108	607	29,715
Commercial Real Estate	236,384	73,348	309,732
Commercial and Industrial	53,292	862	54,154
Consumer	22,290	—	22,290
Industrial Development Bonds	5,050	141	5,191

The following table summarizes the Company’s nonaccrual, past due 90 days or more and still accruing loans, and accruing troubled debt restructurings as of December 31 for each of the last five years:

	(In Thousands)
	2015	2014	2013	2012	2011
Non-accrual loans	$2,041	$1,705	$3,329	$4,828	$2,131
Accruing loans past due 90 days or more	—	—	—	1	—
Troubled debt restructurings, not included above	878	471	485	—	—

Total	$2,919	$2,176	$3,814	$4,829	$2,131

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans would have aggregated $117.1 thousand for 2015, $52.3 thousand for 2014 and $139.1 thousand for 2013. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $76 thousand for 2015, $87 thousand for 2014 and $60 thousand for 2013. $20.6 thousand of interest collected in 2015 was applied to reduce the specific allocation and was applied for the same reason in 2014.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The Bank had nonaccrual loan balances of $2.1 million at December 31, 2015 compared to balances of $3.3 and $1.7 million as of year-end 2013 and 2014, respectively. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2015 the Bank had $7.0 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties. At December 31, 2014, the Bank had $13.5 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve at December 31, 2015 and 2014.

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

As of December 31, 2015, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $82.8 million with an additional $58.5 million in agricultural real estate loans these compared to $74.6 and $50.9 million respectively as of December 31, 2014. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2015, the Bank had $1.1 million of its loans that were classified as troubled debt restructurings, of which $182.4 thousand are included in non-accrual loans. This compares to $797.2 thousand as of same date 2014 and the Bank had almost $911.2 thousand classified as such as of December 31, 2013.

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

On extremely rare occasions, the Bank will make adjustments to the recorded values of collateral securing commercial real estate loans without acquiring an updated appraisal for the subject property. The Bank has no formalized policy for determining when collateral value adjustments between regularly scheduled appraisals are necessary, nor does it use any specific methodology for applying such adjustments. However, on a quarterly basis as part of its normal operations, the Bank’s senior management and the Loan Review Committee will meet to review all commercial credits either deemed to be impaired or on the Bank’s watch list. In addition to analyzing the recent performance of these loans, management and the Enterprise Risk Management Committee will also consider any general market conditions that might warrant adjustments to the value of particular real estate collateralizing commercial loans. In addition, management conducts annual reviews of all commercial loans exceeding certain outstanding balance thresholds. In each of these situations, any information available to management regarding market conditions impacting a specific property or other relevant factors are considered, and lenders familiar with a particular commercial real estate loan and the underlying collateral may be present to provide their opinion on such factors. If the available information leads management to conclude a valuation adjustment is warranted, such an adjustment may be applied on the basis of the information available. If management concludes that an adjustment is warranted but lacks the specific information needed to reasonably quantify the adjustment, management will order a new appraisal on the subject property even though one may not be required under the Bank’s general policies for updating appraisal.

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

As presented below, charge-offs increased to $1.0 million for 2015, preceded by a decrease to $778 thousand for 2014, an increase to $1.3 million for 2013, decreased to $891 thousand for 2012 and 2011 recorded $2.7 million. The provision expense also decreased in 2012 and 2011 and increased for 2013 and 2014. 2015 had the lowest provision expense of all years presented at $625 thousand. 2014 and 2013 had provision expense of $1.2 million and $858 thousand respectively. 2012 had provision expense of $738 thousand with 2011 having provision expense of $1.7 million. The Commercial and Industrial portfolio had the largest net charge-off position in 2011 through 2015. The improvement in asset quality during the periods shown is reflected in the increased percentage of the allowance for loan loss to nonperforming loans.

In reviewing the bigger picture of the allowance for credit loss, the years with the higher percentage of ACL to total nonperforming loans ratio account for the lower level of nonaccrual and watch list loans. This demonstrates the extended time period with which it has taken to achieve resolution and/or collection of these loans. In 2012, the provision expense was to offset the higher year-end watch list values. A smaller portion of the allowance was needed to fund the impaired loans as collateral remained sufficient to cover the outstanding amounts in most cases. 2014’s significant and continued loan growth since fourth quarter 2013 was the reason behind 2014’s higher balances as asset quality remained strong. The ratio of ACL to nonperforming loans increased significantly in 2014 which is why provision loan expense was lower in 2015 in comparison. The ACL to nonperforming loans for 2015 remained more than adequate and emphasizes the existing strong level of credit quality.

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	(In Thousands)
	2015	2014	2013	2012	2011
Loans	$685,878	$621,926	$576,113	$501,402	$506,215

Daily average of outstanding loans	$627,194	$581,483	$507,126	$492,697	$504,058

Allowance for Loan Losses-Jan 1	$5,905	$5,194	$5,224	$5,091	$5,706
Loans Charged off:
Consumer Real Estate	38	168	147	246	423
Agricultural Real Estate	—	—	—	—	—
Agricultural	—	—	—	6	24
Commercial Real Estate	143	229	164	98	360
Commercial and Industrial	536	—	513	47	1,500
Consumer	313	381	438	494	374

	$1,030	$778	$1,262	$891	$2,681

Loan Recoveries:
Consumer Real Estate	$41	$34	$20	$60	$61
Agricultural Real Estate	—	—	—	—	—
Agricultural	64	44	5	12	67
Commercial Real Estate	204	4	23	7	32
Commercial and Industrial	91	20	141	30	19
Consumer	157	196	185	177	172

	$557	$298	$374	$286	$351

Net Charge Offs	$473	$480	$888	$605	$2,330
Provision for loan loss	625	1,191	858	738	1,715
Acquisition provision for loan loss	—	—	—	—	—
Allowance for Loan & Lease Losses - Dec 31	$6,057	$5,905	$5,194	$5,224	$5,090
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	208	207	163	162	130

Total Allowance for Credit Losses - Dec 31	$6,265	$6,112	$5,357	$5,386	$5,221

Ratio of net charge-offs to average
Loans outstanding	0.08%	0.08%	0.18%	0.12%	0.46%

Ratio of the Allowance for Loan Loss to
Nonperforming Loans	293.75%	346.30%	156.03%	108.20%	238.89%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2015		2014		2013		2012		2011
	Amount (000’s)%		Amount (000’s)%		Amount (000’s)%		Amount (000’s)%		Amount (000’s)%
Balance at End of Period Applicable To:
Consumer Real Estate	$338	12.82	$537	15.69	$257	16.05	$368	16.01	$260	16.12
Agricultural Real Estate	211	8.52	184	8.18	131	7.69	113	8.01	140	6.32
Agricultural	582	12.07	547	12.00	326	11.36	290	11.52	267	10.39
Commercial Real Estate	2,516	46.98	2,367	43.43	2,107	43.19	1,749	39.89	2,087	39.74
Commercial and Industrial	1,229	15.56	1,421	16.86	1,359	18.03	2,183	20.53	1,948	22.85
Consumer	337	4.05	323	3.84	292	3.68	268	4.04	315	4.58
Unallocated	844	0.00	526	0.00	722	0.00	253	0.00	74	0.00

Allowance for Loan & Lease Losses	$6,057	100.00	$5,905	100.00	$5,194	100.00	$5,224	100.00	$5,091	100.00
Off Balance Sheet Commitments	208		207		163		162		$130

Total Allowance for Credit Losses	$6,265		$6,112		$5,357		$5,386		$5,221

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2015 are as follows:

	(In Thousands)
	Under Three Months	Over Three Months Less than Six Months	Over Six Months Less Than One Year	Over One Year
Time Deposits	$8,904	$13,404	$20,513	$38,040

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest DDAs	Interest DDAs	Savings Accounts	Time Accounts
December 31, 2015:
Average balance	$162,028	$184,941	$227,328	$189,822
Average rate	0.00%	0.62%	0.18%	0.90%

December 31, 2014:
Average balance	$152,155	$178,285	$216,405	$214.680
Average rate	0.00%	0.51%		0.92%

December 31, 2013:
Average balance	$109,804	$202,914	$197,157	$250,737
Average rate		0.53%	0.19%	1.06%

Liquidity

Liquidity remains adequate though down from prior years as the Bank has decreased the investment portfolio to fund loans. The Bank has access to $58 million of unsecured borrowings through correspondent banks and $29.4 million of unpledged securities which may be sold or used as collateral. An additional $4.1 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $118.5 million available provided adequate collateral is pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities. This is accomplished not only by immediate liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $262.1 for 2015 and $296.5 million for 2014, and $387.7 million for 2013. This represented 28.0%, 31.8% and 42.5% of total average assets, respectively. Of the almost $218.7 million of debt securities in the bank’s portfolio as of December 31, 2015, $12.7 million, or 5.8% of the portfolio, is expected to receive payments or mature in 2016. The availability of the funds may be reduced by the need to utilize securities for pledging purposes on public deposits. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

In addition to the Bank’s investment portfolio, the Company has $16.4 million held in the holding company’s investment portfolio. $1.5 million of those investments will mature or receive payments in the next twelve months. These funds provide liquidity to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company. In future years, the Captive will also upstream dividends to the Company once reserve levels are adequately provided for. This will also provide additional liquidity for Company activities.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances as of year-end 2015 increased in all categories with the exception of time deposits. Overall deposits increased an average of $2.6 million in 2015, $913 thousand in 2014 and $4.7 million during 2013. The Bank also utilized Federal Funds purchased at times during 2013 through 2015. The average balance for 2015 and 2014 was $1.2 million and $1.4 million respectively. The Bank began using this temporary funding source heavier in December 2015 while it secured more permanent funding.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Bank’s average loan to deposit ratio was 80.7% for 2015, 76.4% for 2014 and 66.2% for 2013. The lower ratio in 2013 was due to the success of the deposit gathering function, the residential mortgage loans being sold in the secondary market and the lack of loan demand. The Bank’s goal is for this ratio to be higher in the 80-90 percent range with loan growth being the driver. The Bank ended the year 2015 at an 88.1% loan to deposit ratio.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $78.8 million at the end of 2015 compared to $56.0 million at the end of 2014 and $69.8 million at the end of 2013. These accounts are used to provide a sweep product to the Bank’s commercial customers.

“Other borrowings” are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide loans in our community. The Bank utilized this funding source in December 2015 by borrowing $10 million. Prior borrowings from this source had decreased by $4.5 million to none at December 31, 2014. This compares to decreased borrowings during 2013 of $7.1 million. The decreased borrowings were payoffs of matured notes in 2013 and 2014.

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

Contractual Obligations

Contractual Obligations of the Company totaled $252.1 million as of December 31, 2015. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Securities sold under agreement to repurchase	$56,815	$39,691	$—	$17,124	$—
Time Deposits	184,285	89,862	60,381	33,198	844
Dividends Payable	1,007	1,007	—	—	—
Long Term Debt	10,000	—	10,000	—	—

Total	$252,107	$130,560	$70,381	$50,322	$844

Capital Resources

Stockholders’ equity was $120.1 million as of December 31, 2015 compared to $114.5 million at December 31, 2014. Dividends declared during 2015 were $0.87 per share totaling $3.99 million and during 2014 were $0.84 per share totaling $3.86 million. During 2015, the Company purchased 30,685 shares and awarded 16,000 shares of restricted stock to 67 employees. During 2014, the Company purchased 23,570 shares and awarded 13,250 restricted shared to 61 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. At yearend 2015, the Company held 587,466 shares in Treasury stock and 38,995 unvested shares of restricted stock. At yearend 2014, the Company held 572,662 shares in Treasury stock and 33,390 unvested shares of restricted stock. On January 15, 2016 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 15, 2016 and ending December 31, 2016. The Company has a history of approving a similar resolution to be in effect each year for at least the last five years.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios. At December 31, 2015, the Bank and the Company had total risk-based capital ratios of 12.64% and 14.95%, respectively. Core capital to risk-based asset ratios of 11.87% and 14.18% for the Bank and the Company, respectively, are well in excess of regulatory guidelines. The Bank’s leverage ratio of 10.12% is also substantially in excess of regulatory guidelines, as is the Company’s at 11.91%. Under Basel III, the common equity Tier 1 Capital to risk-weighted assets ratios are also well above the required 4.50% and the 6.50% well capitalized levels with the Company at 14.18% and the Bank at 11.87%. For further discussion and analysis of regulatory capital requirements, refer to Note 15 of the Audited Financial Statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Net Interest Margin			Net Interest Income
Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate changes by	Cumulative Total (000)	% Change to Flat Rate
3.64%	3.33%	Rising	3.00%	$33,500	3.32%
3.59%	2.12%	Rising	2.00%	$33,106	2.11%
3.57%	1.29%	Rising	1.00%	$32,842	1.29%
3.52%	—	Flat	—	$32,423	—
3.37%	-4.14%	Falling	-1.00%	$31,061	-4.20%
3.11%	-11.67%	Falling	-2.00%	$28,571	-11.88%
2.84%	-19.23%	Falling	-3.00%	$26,082	-19.56%

The shock chart currently shows a tightening in net interest margin over the next twelve months in a decreasing rate environment and a slight increase in a rising rate environment. Due to the length of and existence of such a low rate environment, the model does not predict expansion of net interest margin in a further decreasing rate environment. Cost of funds are below 1% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Because of the long duration of the low rate environment, assets have been able to shorten the time frame when repricing will occur and therefore an increasing rate environment has become favorable. The Bank continues to enhance its use of the software model and performs additional stress tests whose results management and the directors review. Both directional changes are well within risk exposure guidelines. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

ITEM 8. FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets at December 31, 2015 and 2014.

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flow for the years ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. (Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes to stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Farmers & Merchants Bancorp Inc.‘s internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

BKD, LLP

Fort Wayne, Indiana

February 24, 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

We have audited Farmers & Merchants Bancorp, Inc.‘s (Company) internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Farmers & Merchants Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Farmers & Merchants Bancorp, Inc. and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP

BKD, LLP

Fort Wayne, Indiana

February 24, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity and cash flows of Farmers & Merchants Bancorp, Inc. and Subsidiary for the year ended December 31, 2013. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Farmers & Merchants Bancorp, Inc. and Subsidiary’s operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC

February 26, 2014

Auburn Hills, MI

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets December 31, 2015 and 2014 (000’s Omitted, Except Per Share Data)

	2015	2014
Assets
Assets
Cash and due from banks	$21,333	$22,246
Federal Funds Sold	685	2,049

Total cash and cash equivalents	22,018	24,295
Securities - available for sale	235,115	248,492
Other securities, at cost	3,717	3,717
Loans, net	679,821	616,021
Premises and equipment	20,587	20,300
Goodwill	4,074	4,074
Mortgage servicing rights	2,056	2,023
Other real estate owned	1,175	1,094
Other assets	20,505	21,197

Total Assets	$989,068	$941,213

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$171,112	$164,009
Interest-bearing
NOW accounts	190,890	179,862
Savings	225,052	223,189
Time	184,285	195,500

Total deposits	771,339	762,560
Federal Funds purchased and Securities sold under agreement to repurchase	78,815	55,962
Federal Home Loan Bank (FHLB) advances	10,000	—
Dividend payable	1,007	965
Accrued expenses and other liabilities	7,810	7,233

Total liabilities	868,971	826,720

Commitments and Contingencies
Stockholders’ Equity
Common stock - No par value - 6,500,000 shares authorized; 5,200,000 shares issued & outstanding	12,086	12,222
Treasury stock - 587,466 shares 2015, 572,662 shares 2014	(12,389)	(11,928)
Retained earnings	120,188	113,755
Accumulated other comprehensive income	212	444

Total stockholders’ equity	120,097	114,493

Total Liabilities and Stockholders’ Equity	$989,068	$941,213

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income & Comprehensive Income

Years Ended December 31, 2015, 2014 and 2013

(000’s Omitted, Except Per Share Data)

	2015	2014	2013
Interest Income
Loans, including fees	$29,293	$28,070	$24,978
Debt securities:
U.S. Treasury and government agencies	2,434	3,171	4,151
Municipalities	1,739	2,037	2,080
Dividends	148	156	185
Federal funds sold	8	7	11
Other	28	12	23

Total interest income	33,650	33,453	31,428
Interest Expense
Deposits	3,269	3,458	4,193
Federal funds purchased and securities sold under agreements to repurchase	317	254	248
Borrowed funds	1	4	163

Total interest expense	3,587	3,716	4,604

Net Interest Income - Before provision for loan losses	30,063	29,737	26,824
Provision for Loan Losses	625	1,191	858

Net Interest Income After Provision
For Loan Losses	29,438	28,546	25,966
Noninterest Income
Customer service fees	5,847	5,224	5,194
Other service charges and fees	3,790	3,819	3,746
Net gain on sale of loans	700	647	1,123
Net gain on sale of available for sale securities	451	494	775

Total noninterest income	10,788	10,184	10,838
Noninterest Expense
Salaries and wages	10,907	10,186	9,553
Employee benefits	3,555	3,324	3,219
Net occupancy expense	1,352	1,107	1,251
Furniture and equipment	1,629	1,541	1,349
Data processing	1,300	1,250	1,212
Franchise taxes	746	781	953
Net loss on sale of other assets owned	47	157	144
FDIC assessment	485	503	535
Mortgage servicing rights amortization	374	344	426
Other general and administrative	5,672	6,020	5,559

Total other operating expenses	26,067	25,213	24,201

Income Before Income Taxes	14,159	13,517	12,603
Income Taxes	3,819	3,871	3,596

Net Income	10,340	9,646	9,007

Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available for sale securities	100	1,158	(8,448)
Reclassification adjustment for gain on sale of available for sale securities	(451)	(494)	(775)

Net unrealized gain (loss) on available for sale securities	(351)	664	(9,223)
Tax expense (benefit)	(119)	226	(3,136)

Other comprehensive income (loss)	(232)	438	(6,087)

Comprehensive Income	$10,108	$10,084	$2,920

Earnings Per Share - Basic and Diluted	$2.24	$2.08	$1.93

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries	Consolidated Statements of Changes to Stockholders’ Equity For the Years Ended December 31, 2015, 2014 and 2013 (000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of Common Stock	Common Stock	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity
Balance - January 1, 2013	4,684,058	$12,343	$(10,588)	$102,641	$6,093	$110,489
Net income				9,007		9,007
Other comprehensive loss					(6,087)	(6,087)
Purchase of Treasury Stock	(56,000)		(1,236)			(1,236)
Issuance of 11,000 shares of restricted stock (Net of Forfeitures - 620)	10,380	(284)	213	17		(54)
Stock-based compensation expense		253				253
Cash dividends declared - $0.81 per share				(3,755)		(3,755)

Balance - December 31, 2013	4,638,438	$12,312	$(11,611)	$107,910	$6	$108,617
Net income				9,646		9,646
Other comprehensive income					438	438
Purchase of Treasury Stock	(23,570)		(576)			(576)
Issuance of 13,250 shares of restricted stock (Net of Forfeitures - 780)	12,470	(322)	259	61		(2)
Stock-based compensation expense		232				232
Cash dividends declared - $0.84 per share				(3,862)		(3,862)

Balance - December 31, 2014	4,627,338	$12,222	$(11,928)	$113,755	$444	$114,493
Net income				10,340		10,340
Other comprehensive loss					(232)	(232)
Purchase of Treasury Stock	(30,685)		(803)			(803)
Issuance of 16,000 shares of restricted stock (Net of Forfeitures - 100 Repurchases - 19)	15,881	(450)	342	78		(30)
Stock-based compensation expense		314				314
Cash dividends declared - $0.87 per share				(3,985)		(3,985)

Balance - December 31, 2015	4,612,534	$12,086	$(12,389)	$120,188	$212	$120,097

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(000’s Omitted)

	2015	2014	2013
Cash Flows from Operating Activities
Net income	$10,340	$9,646	$9,007
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,365	1,293	1,184
Amortization of available for sale securities, net	1,239	1,430	2,149
Amortization of servicing rights	374	344	426
Amortization of core deposit intangible	323	480	319
Compensation expense related to stock awards	314	232	253
Provision for loan loss	625	1,191	858
Gain on sale of loans held for sale	(700)	(647)	(1,123)
Originations of loans held for sale	(52,706)	(37,432)	(62,360)
Proceeds from sale of loans held for sale	52,764	41,992	65,391
Loss on sale of other assets	47	157	144
Gain on sales of available for sale securities	(451)	(494)	(775)
Change in other assets and other liabilities, net	1,275	971	1,520

Net cash provided by operating activities	14,809	19,163	16,993
Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	26,059	17,817	33,228
Sales	47,029	57,928	91,039
Purchases	(60,925)	—	(103,320)
Proceeds from redemption of FHLB stock	—	499	—
Proceeds from sales of assets	64	24	1,138
Additions to premises and equipment	(1,716)	(2,908)	(2,063)
Loan originations and principal collections, net	(64,483)	(50,853)	(67,194)
Net cash received for acquisition	—	—	15,215

Net cash provided by (used in) investing activities	(53,972)	22,507	(31,957)
Cash Flows from Financing Activities
Net change in deposits	8,779	(13,904)	(16,254)
Net change in federal funds purchased and securities sold under agreements to repurchase	22,853	(13,794)	18,444
Proceeds of FHLB advances	10,000	—	—
Repayment of FHLB advances	—	(4,500)	(7,100)
Purchase of Treasury Stock	(803)	(576)	(1,236)
Cash dividends paid on common stock	(3,943)	(3,864)	(3,719)

Net cash provided by (used in) financing activities	36,886	(36,638)	(9,865)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,277)	5,032	(24,829)

Cash and Cash Equivalents - Beginning of Year	24,295	19,263	44,092

Cash and Cash Equivalents - End of Year	$22,018	$24,295	$19,263

Supplemental Information
Cash paid during the year for:
Interest	$3,610	$3,732	$4,679

Income taxes	$3,079	$4,285	$3,240

Noncash investing activities:
Transfer of loans to other real estate owned	$231	$139	$1,053

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

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

Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $6.5 million for December 31, 2015 and it was $7.1 million for December 31, 2014. The Company and its subsidiaries maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 1 – Summary of Significant Accounting Policies (Continued)

Securities

Debt securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Net realized gains and losses on securities available for sale are included in noninterest income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Gains and losses on sales of securities are determined on the specific-identification method.

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

December 31, 2015, 2014, and 2013

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

At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency.

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

December 31, 2015, 2014, and 2013

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

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for impairment and any such impairment is recognized in the period identified. The Bank considered the following qualitative factors to determine if impairment was likely: 1) the Bank continued to perform above peer and remains profitable with capital growth, 2) the Bank had improved asset quality and does not see any change in the trend, 3) the Bank had strong liquidity and capital positions, 4) in quantitative testing done in 2015, the excess fair value of capital was $20.4 million or 20.3% over the carrying value and was over 5 times the value of the goodwill being carried and 5) the Bank was unaware of any likely circumstances that would indicate the fair value of the entity would be greatly decreased in the near future. Therefore, the Bank concluded it is unlikely impairment of Goodwill has occurred from the goodwill established from the Bank’s acquisition which occurred on December 31, 2007.

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, the Bank’s holding of other real estate owned totaled approximately $1.2 and $1.1 million for 2015 and 2014 respectively.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2015 and 2014. With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2012.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. See Note 12 for additional information.

Stock-Based Compensation

The fair value of restricted common stock is their fair market value on the date of grant. The fair value of restricted stock is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statement of income

Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of other comprehensive income (loss).

The components of other comprehensive income and related tax effects are as follows:

	(In Thousands)
	2015	2014	2013
Net unrealized gain (loss) on available-for-sale securities	$100	$1,158	$(8,448)
Reclassification adjustment for gain on sale of available-for-sale securities	(451)	(494)	(775)

Net unrealized gains (losses)	(351)	664	(9,223)
Tax expense (benefit)	(119)	226	(3,136)

Other comprehensive income (loss)	$(232)	$438	$(6,087)

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 1 - Summary of Significant Accounting Policies (Continued)

Reclassification

Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform with the 2015 presentation.

Subsequent Events

On January 15, 2016, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 15, 2016 and ending December 31, 2016.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis (Topic 810).” The amendments in this ASU clarify when a company is required to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The amendments in this ASU have the following three main provisions that affect limited partnerships and similar legal entities: (1) there is an additional requirement that limited partnerships and similar legal entities must meet to qualify as voting interest entities. A limited partnership must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to meet this requirement; (2) the specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership; and (3) for limited partnerships and similar entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights. The amendments in the ASU are effective for public companies for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company does not expect that the adoption of this ASU will have an impact on the Company’s results of operations or financial position.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805).” The amendments in the ASU identify, evaluate, and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of the financial statements. The amendment addresses the requirement to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, the acquirer should record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in the ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current-period earning by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments for this ASU are effective for fiscal years beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier adoption permitted for financial statements that have not been issued. The Company does not expect that the adoption of this ASU will have an impact on the Company’s results of operations or financial position.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).” The amendments in this ASU modify the current requirement that separates deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in the ASU are effective for financial statements issued for annual periods beginning after December 15, 2016,

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 1 - Summary of Significant Accounting Policies (Continued)

and early application is permitted as of the beginning of an interim or annual reporting period either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company does not expect that the adoption of this ASU will have an impact on the Company’s results of operation or financial position.

ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for sale. ASU 2016-1 is effective for fiscal years beginning after December 15, 2017 and is not expected to have a significant impact on our financial statements.

Note 2 – Business Combination & Asset Purchase

On December 13, 2013, the Bank completed its purchase of a branch office in Custar, Ohio from Croghan Colonial Bank. Deposits of approximately $29.5 million and loans of $11.4 million were included in the purchase. The aggregate acquisition cost of the Custar office was $1.2 million, which was all paid in cash. The office is located within the Bank’s current market area and expanded our presence in Wood County.

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

The Company also recognized core deposit intangible assets of $2.26 million with the purchase of offices. $1.17 million was recognized with the purchase of the Custar office on December 13, 2013 and $1.09 million with the Hicksville office on July 9, 2010. These are being amortized over an estimated remaining economic

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 2 – Business Combination & Asset Purchase (Continued)

useful life of the deposits of 7 years on a straight line basis. In connection with a December 31, 2007 Knisely acquisition, the Company recognized a core deposit intangible asset of $1.1 million, which was fully amortized during 2014. The core deposit intangible is included in other assets on the consolidated balance sheets.

The estimated amortization expense for the years ended December 31, 2015, 2014 and 2013 was $323, $480, and $319 thousand, respectively.

Amortization expense of the core deposit intangible assets remaining is as follows:

	Hicksville	Custar	Total
2016	155	167	322
2017	78	167	245
2018	—	167	167
2019	—	167	167
2020	—	162	162

Total	$233	$830	$1,063

Note 3 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$38,778	$36	$(309)	$38,505
U.S. Government agencies	99,000	55	(835)	98,220
Mortgage-backed securities	26,157	283	(116)	26,324
State and local governments	70,858	1,290	(82)	72,066

Total available-for-sale securities	$234,793	$1,664	$(1,342)	$235,115

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 3 – Securities (Continued)

	(In Thousands)
	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$25,833	$—	$(440)	$25,393
U.S. Government agencies	120,154	391	(1,311)	119,234
Mortgage-backed securities	29,067	557	(62)	29,562
State and local governments	72,765	1,671	(133)	74,303

Total available-for-sale securities	$247,819	$2,619	$(1,946)	$248,492

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 3 – Securities (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2015
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(142)	$23,241	$(167)	$10,195
U.S. Government agencies	(635)	68,957	(200)	9,793
Mortgage-backed securities	(60)	6,331	(56)	3,580
State and local governments	(54)	7,920	(28)	1,725

Total available-for-sales securities	$(891)	$106,449	$(451)	$25,293

	2014
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$(440)	$25,393
U.S. Government agencies	(1)	5,458	(1,310)	82,803
Mortgage-backed securities	—	—	(62)	7,900
State and local governments	(31)	3,442	(102)	7,756

Total available-for-sales securities	$(32)	$8,900	$(1,914)	$123,852

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $47.0, $57.9, and $91.0 million for 2015, 2014, and 2013 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2015	2014	2013
Gross realized gains	$451	$638	$839
Gross realized losses	—	(144)	(64)

Net realized gains	$451	$494	$775

Tax expense related to net realized gains	$153	$168	$264

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 3 – Securities (Continued)

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income. The net realized gain is included in net gain on sale of securities available-for-sale and the related tax expense is included in income tax expense in the consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$13,812	$13,862
After one year through five years	152,266	151,894
After five years through ten years	35,674	35,953
After ten years	6,884	7,082

Total	$208,636	$208,791
Mortgage-backed securities	26,157	26,324

Total	$234,793	$235,115

Investments with a carrying value and fair value of $189.3 million at December 31, 2015 and $176.9 million at December 31, 2014 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of December 31, 2015 and 2014.

Note 4 – Loans

The Company had $1.2 million in loans held for sale at December 31, 2015 as compared to $459 thousand in loans held for sale at December 31, 2014. Due to materiality, these loans are included in the Consumer Real Estate and Agricultural Real Estate loan categories at the lower of cost or market.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2015	2014
Consumer Real Estate	$88,189	$97,550
Agricultural Real Estate	58,525	50,895
Agricultural	82,654	74,611
Commercial Real Estate	322,762	270,188
Commercial and Industrial	100,125	100,126
Consumer	27,770	24,277
Industrial Development Bonds	6,491	4,698

	$686,516	$622,345
Less: Net deferred loan fees and costs	(638)	(419)

	685,878	621,926
Less: Allowance for loan losses	(6,057)	(5,905)

Loans - Net	$679,821	$616,021

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

Commercial and Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition. Risks include adequacy of cash flow, reasonableness of profit projections, financial leverage, economic trends, management ability, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

The following is a maturity schedule by major category of loans at December 31, 2015:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years	Total
Consumer Real Estate	$1,270	$11,486	$75,433	$88,189
Agricultural Real Estate	1,073	3,300	54,152	58,525
Agricultural	52,939	24,239	5,476	82,654
Commercial Real Estate	13,030	70,699	239,033	322,762
Commercial and Industrial	45,971	34,791	19,363	100,125
Consumer	5,480	17,228	5,062	27,770
Industrial Development Bonds	1,300	185	5,006	6,491

	$121,063	$161,928	$403,525	$686,516

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2015:

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer Real Estate	$54,940	$33,249
Agricultural Real Estate	42,480	16,045
Agricultural	47,305	35,349
Commercial Real Estate	206,383	116,379
Commercial and Industrial loans	54,669	45,456
Consumer, Master Card and Overdrafts	23,305	4,465
Industrial Development Bonds	6,350	141

As of December 31, 2015 and 2014 one to four family residential mortgage loans amounting to $20.0 million and $20.8 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2015 and 2014, net of deferred loan fees and costs:

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$303	$47	$357	$707	$87,240	$87,947	$—
Agricultural Real Estate	—	—	162	162	58,301	58,463	—
Agricultural	—	145	—	145	82,617	82,762	—
Commercial Real Estate	236	—	841	1,077	321,153	322,230	—
Commercial and Industrial	51	—	20	71	106,618	106,689	—
Consumer	19	9	—	28	27,759	27,787	—

Total	$609	$201	$1,380	$2,190	$683,688	$685,878	$—

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$713	$50	$436	$1,199	$96,351	$97,550	$—
Agricultural Real Estate	—	—	—	—	50,895	50,895	—
Agricultural	25	—	—	25	74,586	74,611	—
Commercial Real Estate	78	204	709	991	269,197	270,188	—
Commercial and Industrial	—	8	—	8	104,816	104,824	—
Consumer	25	8	29	62	23,796	23,858	—

Total	$841	$270	$1,174	$2,285	$619,641	$621,926	$—

The following table presents the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2015 and December 31, 2014:

	(In Thousands)
	2015	2014
Consumer real estate	$1,155	$628
Agricultural real estate	162	—
Agriculture	—	—
Commercial real estate	484	709
Commercial	202	339
Consumer	38	29

Total	$2,041	$1,705

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

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

a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

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

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2015 and December 31, 2014.

	(In Thousands)
	Agricultural Real Estate		Agricultural		Commercial Real Estate		Commercial and Industrial		Industrial Development Bonds
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
1-2	$5,841	$4,319	$12,025	$11,490	$597	$1,072	$261	$1,771	$—	$—
3	16,593	15,780	21,247	26,871	24,264	34,229	22,300	15,582	3,100	4,289
4	35,475	30,472	49,220	36,225	293,381	225,015	76,855	80,079	3,391	409
5	192	111	250	—	1,738	7,083	57	2,299	—	—
6	362	213	—	—	1,828	2,080	543	165	—	—
7	—	—	20	25	422	709	182	230	—	—
8	—	—	—	—	—	—	—	—	—	—

Total	$58,463	$50,895	$82,762	$74,611	$322,230	$270,188	$100,198	$100,126	$6,491	$4,698

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2015 and December 31, 2014.

	(In Thousands)
	Consumer Real Estate
	2015	2014
Grade
Pass	$87,292	$97,007
Special mention (5)	48	—
Substandard (6)	332	446
Doubtful (7)	275	97

Total	$87,947	$97,550

	Consumer - Credit Card		Consumer - Other
	2015	2014	2015	2014
Performing	$3,901	$3,987	$23,863	$19,846
Nonperforming	—	—	23	25

Total, net of deferred fees	$3,901	$3,987	$23,886	$19,871

Information about impaired loans as of and for the years ended December 31, 2015 and 2014 are as follows:

	(In Thousands)
	2015	2014
Impaired loans without a valuation allowance	$1,257	$675
Impaired loans with a valuation allowance	879	1,168

Total impaired loans	$2,136	$1,843

Valuation allowance related to impaired loans	$330	$387

Total non-accrual loans	$2,041	$1,705

Total loans past-due ninety days or more and still accruing	$—	$—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

	(In Thousands)
	2015	2014	2013
Average investment in impaired loans	$2,509	$1,929	$3,274

Interest income recognized on impaired loans	$96	$87	$60

Interest income recognized on a cash basis on impaired loans	$60	$51	$17

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $1.1 million of its impaired loans classified as trouble debt restructured as of December 31, 2015 as compared to $797.2 thousand of its impaired loans classified as trouble debt restructured as of December 31, 2014.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

The following table represents the years ended December 31, 2015 and 2014.

December 31, 2015 Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	December 31, 2014 Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	1	$528	$430	Commercial Real Estate	0	$—	$—
Commercial and Industrial	1	25	24	Commercial and Industrial	0	—	—

For the years ended December 31, 2015 and 2014, there were no TDRs that subsequently defaulted after modification.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

The following table presents loans individually evaluated for impairment by portfolio class of loans as of December 31, 2015 and 2014:

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
2015
With no related allowance recorded:
Consumer real estate	$156	$156	$—	$158	$5	$5
Agricultural real estate	63	63	—	120	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	1,038	1,038	—	421	27	27
Commercial and Industrial	—	—	—	429	27	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	275	323	64	181	7	6
Agricultural real estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial real estate	422	422	152	907	30	22
Commercial and Industrial	182	182	114	291	—	—
Consumer	—	—	—	2	—	—

Totals:
Consumer real estate	$431	$479	$64	$339	$12	$11

Agricultural real estate	$63	$63	$—	$120	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial real estate	$1,460	$1,460	$152	$1,328	$57	$49

Commercial and Industrial	$182	$182	$114	$720	$27	$—

Consumer	$—	$—	$—	$2	$—	$—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
2014
With no related allowance recorded:
Consumer real estate	$204	$229	$—	$52	$1	$1
Agricultural real estate	—	—	—	93	7	—
Agricultural	—	—	—	—	—	—
Commercial real estate	471	471	—	740	7	5
Commercial and Industrial	—	—	—	319	45	18
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer real estate	97	97	36	118	6	6
Agricultural real estate	—	—	—	15	—	—
Agricultural	25	25	25	2	—	—
Commercial real estate	709	709	111	83	21	21
Commercial and Industrial	326	326	204	506	—	—
Consumer	11	11	11	1	—	—

Totals:
Consumer real estate	$301	$326	$36	$170	$7	$7

Agricultural real estate	$—	$—	$—	$108	$7	$—

Agricultural	$25	$25	$25	$2	$—	$—

Commercial real estate	$1,180	$1,180	$111	$823	$28	$26

Commercial and Industrial	$326	$326	$204	$825	$45	$18

Consumer	$11	$11	$11	$1	$—	$—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-04, Receivables, - “Troubled Debt Restructuring by Creditors. As of December 31, 2015 the Company had $477 thousand of foreclosed residential real estate property obtained by physical possession and $425 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2015	2014	2013
Allowance for Loan Losses
Balance at beginning of year	$5,905	$5,194	$5,224
Provision for loan loss	625	1,191	858
Loans charged off	(1,030)	(778)	(1,262)
Recoveries	557	298	374

Balance at ending of year	$6,057	$5,905	$5,194

Allowance for Unfunded Loan Commitments & Letters of Credit	$208	$207	$163

Total Allowance for Credit Losses	$6,265	$6,112	$5,357

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

Additional analysis related to the allowance for credit losses as of December 31, 2015 and 2014 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$537	$184	$547	$2,367	$1,421	$323	$207	$526	$6,112
Charge Offs	(38)	—	—	(143)	(536)	(313)	—	—	(1,030)
Recoveries	41	—	64	204	91	157	—	—	557
Provision (Credit)	(202)	27	(29)	88	253	170	—	318	625
Other Non-interest expense related to unfunded	—	—	—	—	—	—	1	—	1

Ending Balance	$338	$211	$582	$2,516	$1,229	$337	$208	$844	$6,265

Ending balance: individually evaluated for impairment	$64	$—	$—	$152	$114	$—	$—	$—	$330

Ending balance: collectively evaluated for impairment	$274	$211	$582	$2,364	$1,115	$337	$208	$844	$5,935

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$87,947	$58,463	$82,762	$322,230	$106,689	$27,787	$—	$—	$685,878

Ending balance: individually evaluated for impairment	$431	$63	$—	$1,460	$182	$—	$—	$—	$2,136

Ending balance: collectively evaluated for impairment	$87,516	$58,400	$82,762	$320,770	$106,507	$27,787	$—	$—	$683,742

Ending balance: loans acquired with deteriorated credit quality	$507	$—	$—	$—	$—	$—	$—	$—	$507

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 4 – Loans (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$257	$131	$326	$2,107	$1,359	$292	$163	$722	$5,357
Charge Offs	(168)	—	—	(229)	—	(381)	—	—	(778)
Recoveries	34	—	44	4	20	196	—	—	298
Provision (Credit)	414	53	177	485	42	216	—	(196)	1,191
Other Non-interest expense related to unfunded	—	—	—	—	—	—	44	—	44

Ending Balance	$537	$184	$547	$2,367	$1,421	$323	$207	$526	$6,112

Ending balance: individually evaluated for impairment	$36	$—	$25	$111	$204	$11	$—	$—	$387

Ending balance: collectively evaluated for impairment	$501	$184	$522	$2,256	$1,217	$312	$207	$526	$5,725

Ending balance: loans acquired with deteriorated credit quality	$2	$—	$—	$—	$—	$—	$—	$—	2

FINANCING RECEIVABLES:
Ending balance	$97,550	$50,895	$74,611	$270,188	$104,824	$23,858	$—	$—	$621,926

Ending balance: individually evaluated for impairment	$301	$—	$25	$1,179	$327	$11	$—	$—	$1,843

Ending balance: collectively evaluated for impairment	$97,249	$50,895	$74,586	$269,009	$104,497	$23,847	$—	$—	$620,083

Ending balance: loans acquired with deteriorated credit quality	$526	$—	$—	$—	$—	$—	$—	$—	$526

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2015	2014
Land	$5,647	$4,984
Buildings (useful life 15-39 years)	21,943	21,955
Construction in Progress	329	—
Furnishings (useful life 3-15 years)	11,783	11,429

	39,702	38,368
Less: Accumulated depreciation	(19,115)	(18,068)

Premises and Equipment (Net)	$20,587	$20,300

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 amounted to $1.4, $1.3, and $1.2 million, respectively.

Construction in Progress represents building construction of the Bank’s newest office in Fort Wayne, Indiana that is expected to open in 2016. An additional $722 thousand in costs are anticipated to complete the project in 2016.

Note 6 – Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $275.6 and $275.5 million at December 31, 2015 and 2014, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2015 and 2014, was $2.1 and $2.0 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income.

The fair market value of the capitalized servicing rights as of December 31, 2015 and 2014 was $2.7 million and $2.9 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 11.0 and 9.6 were utilized for 2015 and 2014, respectively. All stratums showed positive values compared to carrying value using a discount yield of 6.52% for 2015 and 6.48% for 2014.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2015	2014
Beginning Year	$2,023	$2,066
Capitalized Additions	407	301
Amortization	(374)	(344)
Valuation Allowance	—	—

End of Year	$2,056	$2,023

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 7 – Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2015	2014
Time deposits under $100,000	$103,424	$113,903
Time deposits of $100,000 or more	80,861	81,597

	$184,285	$195,500

At December 31, 2015 the scheduled maturities for time deposits are as follows:

(In Thousands)
2016	$89,862
2017	28,002
2018	32,380
2019	15,515
2020	17,682
thereafter	844

$184,285

Note 8 – Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2015 and 2014 securities with a book value of $65.8 million and $65.3 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s Federal Funds purchased.

	Daily Securities Sold Under Agreement to Repurchase

	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2015	$39,691	0.08%	$46,564	$39,371	0.08%

2014	$38,493	0.08%	$46,475	$42,222	0.09%

	Term CD’s Sold Under Agreement to Repurchase

	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2015	$17,124	2.00%	$17,961	$17,294	1.62%

2014	$17,469	1.25%	$17,469	$17,337	1.24%

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 8 – Securities Sold Under Agreement to Repurchase (Continued)

The Company had $22.0 million of Federal Funds Purchased as of December 31, 2015 and $56.8 million in Securities Sold Under Agreements to Repurchase. These securities were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements.

	December 31, 2015
	Remaining Contratual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds Purchased	$22,000	$—	$—	$—	$22,000
Repurchase Agreements
US Treasury & agency securities	39,691	—	—	17,124	56,815

Total	$61,691	$—	$—	$17,124	$78,815

Note 9 - Federal Home Loan Bank Advances

Long term debit consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly. As of December 31, 2015, the Bank had two loans which were structured as single maturities with interest rates of 1.61% and 1.34%. Total borrowings were $10.0 million and $0.0 million for December 31, 2015 and 2014, respectively. The advances were secured by $20.0 and $20.8 million of mortgage loans as of December 31, 2015 and 2014, respectively under a blanket collateral agreement.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future obligations of the advances are as follows at December 31, 2015:

(In Thousands)
2016	$—
2017	5,000
2018	5,000

$10,000

The Bank had access to $58 million of unsecured borrowings through correspondent banks as of both December 31, 2015 and December 31, 2014. $29.4 million and $71.6 million at the end of the same time periods, respectively, were unpledged securities which could be sold or used as collateral. An additional $4.1 million at December 31, 2015, and $15.0 million at December 31, 2014, were available from the Federal Home Loan Bank based on current pledging, with up to $118.5 million and $112.6 million, respectively, available provided adequate collateral is pledged.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 10 – Federal Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2015	2014	2013
Current:
Federal	$3,941	$3,837	$3,562
Deferred:
Federal	(122)	34	34

	$3,819	$3,871	$3,596

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2015	2014	2013
Income tax at statutory rates	$4,792	$4,596	$4,285
Decrease resulting from:
Tax exempt interest	(554)	(634)	(640)
Change in prior estimates and other	(419)	(91)	(49)

	$3,819	$3,871	$3,596

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2015	2014
Deferred Tax Assets:
Allowance for loan losses	$2,080	$2,030
Other	528	416

Total deferred tax assets	2,608	2,446
Deferred Tax Liabilities:
Accreted discounts on bonds	100	83
FHLB stock dividends	745	746
Mortgage servicing rights	706	696
Other	1,389	1,160
Net unrealized gain on available-for-sale securities	109	229

Total deferred tax liabilities	3,049	2,914

Net Deferred Tax Liability	$(441)	$(468)

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 11 – Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $835, $779 and $670 thousand for 2015, 2014 and 2013, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 16,000 shares of restricted stock were issued to 67 employees during 2015, 13,250 shares of restricted stock were issued to 61 employees and 11,000 shares to 53 employees during 2014 and 2013, respectively. Under the plan, the shares vest 100% in three years. During the 3 year vesting period, the employees received dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 100, 780, and 620 forfeited during 2015, 2014 and 2013, respectively. Due to retirement, one employee received 250 shares from awards granted in 2012, 2013 and 2014 and 325 shares were paid to the estate of a deceased employee awarded during the same time periods. During 2013, 9,160 shares awarded in 2010 were vested 100%, and 45 employees received the stock. During 2014, 10,005 shares awarded in 2011, were vested 100%, and 48 employees received the stock. During 2015, 9,720 shares awarded in 2012, were vested 100% and 45 employees received the stock. Compensation expense applicable to the restricted stock totaled $286, $252 and $235 thousand for the years ending December 31, 2015, 2014 and 2013, respectively.

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	33,390	22.77	31,890	20.38	30,670	19.05
Granted	16,000	26.35	13,250	25.50	11,000	22.00
Vested	(10,295)	26.33	(10,970)	25.39	(9,160)	21.55
Forfeited	(100)	26.07	(780)	24.97	(620)	21.84

Nonvested, end of period	38,995	24.92	33,390	22.77	31,890	20.38

As of December 31, 2015, there was $591 thousand of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan. Expense for restricted stock awards of $314 thousand, $232 thousand, and $253 thousand was recorded for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 12 – Earnings Per Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 12 – Earnings Per Share (Continued)

outstanding. Application of the two-class method for participating securities results a more dilutive basic earnings per share as the participating securities are allocated the same amount of income as if they are outstanding for purposes of basic earnings per share. There is no additional potential dilution in calculating diluted earnings per share, therefore basic and diluted earnings per share are the same amounts. Other than the restricted stock plan, the Company has no other stock based compensation plans.

The table below presents basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013.

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Earnings per share
Net income	$10,340	$9,646	$9,007
Less: distributed earnings allocated to participating securities	(31)	(27)	(25)
Less: undistributed earnings allocated to participating securities	(47)	(40)	(34)

Net earnings available to common shareholders	$10,262	$9,579	$8,948

Weighted average common shares outstanding including participating securities	4,617,058	4,628,178	4,676,547
Less: average unvested resticted shares	(35,000)	(32,278)	(30,618)

Weighted average common shares outstanding	4,582,058	4,595,900	4,645,929

Basic and diluted earnings per share	$2.24	$2.08	$1.93

Note 13 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $739 thousand and $1.5 million at December 31, 2015 and 2014, respectively. One new loan was approved during 2015 of which no additional borrowings were utilized. During 2015, subsequent advances totaled $8.7 million and payments of $9.1 million were received. The difference in related borrowings amounted to $440 thousand, net reduction. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2015 and 2014, amounted to $26.3 million and $26.1 million, respectively.

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2015 and 2014 was $208 thousand and $207 thousand, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 14 – Off Balance Sheet Activities (Continued)

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2015	2014
Commitments to extend credit	$246,321	$212,258
Credit card arrangements	16,100	15,064
Standby letters of credit	770	694

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

Prior to January 1, 2015, quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital, Tier I capital and Common Equity Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).

The Basel III Capital Rules, a new comprehensive capital framework for U.S. banking organizations, became effective for on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 15 – Minimum Regulatory Capital Requirements (Continued)

In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 is reduced by, goodwill and other intangible assets, net of associated deferred tax liabilities, and subject to transition provisions.

The Common Equity Tier 1 (beginning in 2015), Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes, as of December 31, 2015, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2015 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Tier 1 and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The following table presents actual and required capital ratios as of December 31, 2015 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2015 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 15 – Minimum Regulatory Capital Requirements (Continued)

The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2015 are as follows:

	Actual		Minimum Capital Required - Basel III Phased-In Schedule		Required to be Considered Well-Captialized
As of December 31, 2015	(000’s) Amount	Ratio	(000’s) Amount	Ratio	(000’s) Amount	Ratio
Common Equity Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	$115,386	14.18%	$36,626	4.50%	N/A	N/A
Farmers & Merchants State Bank	96,231	11.87%	36,494	4.50%	$52,714	6.50%
Total Risk-Based Capital
(to Risk Weighted Assets)
Consoldated	121,651	14.95%	65,113	8.00%	N/A	N/A
Farmers & Merchants State Bank	102,496	12.64%	64,879	8.00%	81,099	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	115,386	14.18%	48,834	6.00%	N/A	N/A
Farmers & Merchants State Bank	96,231	11.87%	48,689	6.00%	64,879	8.00%
Tier 1 Leverage Capital
(to Adjusted Total Assets)
Consolidated	115,386	11.91%	38,752	4.00%	N/A	N/A
Farmers & Merchants State Bank	96,231	10.12%	38,019	4.00%	47,524	5.00%

The following table presents actual and required capital ratios as of December 31, 2014 under the regulatory capital rules then in effect.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under the Prompt Corrective Action Provisions
As of December 31, 2014	(000’s) Amount	Ratio	(000’s) Amount	Ratio	(000’s) Amount	Ratio
Total Risk-Based Capital
(to Risk Weighted Assets)
Consolidated	$114,702	16.68%	$55,028	8.00%	N/A	N/A
Farmers & Merchants State Bank	98,154	14.35%	54,710	8.00%	$68,388	10.00%
Tier 1 Capital
(to Risk Weighted Assets)
Consolidated	108,590	15.79%	27,514	4.00%	N/A	N/A
Farmers & Merchants State Bank	92,042	13.46%	27,355	4.00%	41,033	6.00%
Tier 1 Capital
(to Adjusted Total Assets)
Consolidated	108,590	11.70%	37,111	4.00%	N/A	N/A
Farmers & Merchants State Bank	92,042	10.01%	36,785	4.00%	45,981	5.00%

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

Note 16 – Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $12.3 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

Loans, net

For net variable-rate loans that re-price frequently, and with no significant change in credit risk, fair values are based on carrying values. The fair values of the fixed rate and all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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

December 31, 2015, 2014, and 2013

Note 17 – Fair Value of Financial Instruments (Continued

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

December 31, 2015, 2014, and 2013

Note 17 – Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2015 and 2014, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities. The table excludes the following:

Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 2015					December 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$22,018	$22,018	$22,018	$—	$—	$24,295	$24,295	$24,295	$—	$—
Securities - available for sale	235,115	235,115	38,505	189,258	7,352	248,492	248,492	25,393	215,168	7,931
Other Securities	3,717	3,717	—	—	3,717	3,717	3,717	—	—	3,717
Loans, net	679,821	683,332	—	—	683,332	616,021	625,377	—	—	625,377
Interest receivable	3,589	3,589	—	—	3,589	3,578	3,578	—	—	3,578

Financial Liabilities:
Interest bearing Deposits	$415,942	$415,942	$—	$—	$415,942	$403,051	$403,801	$—	$—	$403,801
Non-interest bearing Deposits	171,112	171,112	—	171,112	—	164,009	164,009	—	164,009	—
Time Deposits	184,285	184,308	—	—	184,308	195,500	196,545	—	—	196,545

Total Deposits	$771,339	$771,362	$—	$171,112	$600,250	$762,560	$764,355	$—	$164,009	$600,346

Federal Funds purchased and Securities sold under agreement to repurchase	78,815	78,815	—	—	78,815	55,962	55,962	—	—	55,962
Federal Home Loan Bank advances	10,000	9,986	—	—	9,986	—	—	—	—	—
Interest payable	185	185	—	—	185	207	207	—	—	207

Note 17 – Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014, and the valuation techniques used by the Company to determine those fair values.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. The Bank holds some local municipals that the Bank evaluates based on the credit strength of the underlying project. The fair value is determined by valuing similar credit payment streams at similar rates.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Note 17 – Fair Value of Financial Instruments (Continued)

Assest and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$38,505	$—	$—
U.S. Government agencies	—	98,220	—
Mortgage-backed securities	—	26,324	—
State and local governments	—	64,714	7,352

Total Securities Available for Sale	$38,505	$189,258	$7,352

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$25,393	$—	$—
U.S. Government agencies	—	119,234	—
Mortgage-backed securities	—	29,562	—
State and local governments	—	66,372	7,931

Total Securities Available for Sale	$25,393	$215,168	$7,931

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2015	$6,638	$1,293	$7,931
Change in Market Value	(259)	155	(104)
Purchases	—	—	—
Sales	—	—	—
Payments & Maturities	(475)	—	(475)

Balance at December 31, 2015	$5,904	$1,448	$7,352

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

There have been no transfers between Levels 1, 2, and 3 during 2015 and 2014.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2015 and 2014, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2015 and 2014, collateral dependent impaired loans categorized as Level 3 were $1.8 and $1.5 million, respectively. The specific allocation for collateral dependent impaired loans was $329.3 thousand as of December 31, 2015 and $386.9 thousand as of December 31, 2014, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents collateral dependent impaired loans and other real estate owned as recorded at fair value:

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015
($ in Thousands)
	Balance at December 31, 2015	Quoted Prices in Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2015
Collateral dependent impaired loans	$549	$—	$—	$549	$(17)
Other real estate owned - commercial	216	—	—	216	(32)

Total change in fair value					$(49)

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014
($ in Thousands)
	Balance at December 31, 2015	Quoted Prices in Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for twelve-month period ended Dec. 31, 2015
Collateral dependent impaired loans	$781	$—	$—	$781	$(168)
Other real estate owned - residentialmortgages		—	—	44	(40)

Total change in fair value					$(208)

Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$7,352	Discounted Cash Flow	Credit strength of underlying project or	0-5%
			entity / Discount rate
Collateral dependent Impaired Loans	549	Collateral based measurements	Discount to reflect current market	0-50%
			conditions and ultimate collectability
Other real estate owned - commercial	216	Appraisals	Discount to reflect current market	0-20%

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$7,931	Discounted Cash Flow	Credit strength of underlying project or	0-5%
			entity / Discount rate
Collateral dependent Impaired Loans	782	Collateral based measurements	Discount to reflect current market	0-50%
			conditions and ultimate collectability
Other real estate owned - residential	44	Appraisals	Discount to reflect current market	0-20%

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2015, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Note 18 – Condensed Financial Statements of Parent Company

Balance Sheets

	(In Thousands)
	2015	2014
Assets
Cash	$787	$302
Related party receivables:
Dividends & Accounts receivable from subsidiaries	1,730	2,227
Accrued interest receivable Municipals	63	58
Securities - Municipals	16,388	14,998
Investment in subsidiaries	102,178	98,088

Total Assets	$121,146	$115,673

Liabilities
Accrued expenses	$42	$215
Dividends payable	1,007	965

Total Liabilities	1,049	1,180

Stockholders’ Equity	120,097	114,493

Total Liabilities and Stockholders’ Equity	$121,146	$115,673

Statements of Income and Comprehensive Income

	(In Thousands)
	2015	2014	2013
Income
Dividends from subsidiaries	$6,220	$5,725	$3,830
Interest	—	—	566
Interest Municipals	219	215	30
Gain on sales of available-for-sale securities	124	—	—

Total Income	6,563	5,940	4,426
Operating Expenses	677	577	304

Income Before Income Taxes and Equity in
Undistributed Earnings of Subsidiaries	5,886	5,363	4,122
Income Taxes (Benefit)	(188)	(196)	89

	6,074	5,559	4,033
Equity in undistributed earnings of Subsidiaries	4,266	4,087	4,974

Net Income	$10,340	$9,646	$9,007

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities	$(232)	$438	$(6,087)

Comprehensive Income	$10,108	$10,084	$2,920

Note 18 – Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows
	(In Thousands)
	2015	2014	2013
Cash Flows from Operating Activities
Net income	$10,340	$9,646	$9,007

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	(4,266)	(4,087)	(4,974)
Accretion & Amortization of Securities	152	146	21
Gain on Sale of Available for Sale Securities	(124)	—	—
Changes in Assets and Liabilities:
Dividends receivable	475	(1,025)	(10)
Other Assets and Liabilities	156	(12)	52

Net Cash Provided by Operating Activities	6,733	4,668	4,096
Cash Flows from Investing Activities
Investing in Subsidiaries	—	(250)	—
Activitiy in available for sale securities:
Maturities, prepayments and calls	1,000	—	—
Sales	6,282	—	—
Purchases	(8,784)	—	(14,992)
Repayment of Subsidiary Subordinated Debt	—	—	15,000

Net Cash Provided by (used in) Investing Activities	(1,502)	(250)	8
Cash Flows from Financing Activities
Payment of dividends	(3,943)	(3,862)	(3,719)
Purchase of Treasury Stock	(803)	(576)	(1,236)

Net Cash Used in Financing Activities	(4,746)	(4,438)	(4,955)

Net Change in Cash and
Cash Equivalents	485	(20)	(851)
Cash and Cash Equivalents
Beginning of year	302	322	1,173

Cash and Cash Equivalents
End of year	$787	$302	$322

Note 18 – Condensed Financial Statements of Parent Company (Continued)

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

Note 19 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED

	(000’s omitted except per share data)
	Quarter Ended in 2015
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$8,184	$8,289	$8,444	$8,733
Interest expense	858	871	935	923

Net Interest Income	7,326	7,418	7,509	7,810
Provision for loan loss	114	183	243	85

Net interest income after provision of loan loss	7,212	7,235	7,266	7,725
Other income (expense)	(4,008)	(3,682)	(3,685)	(3,904)

Net income before income taxes	3,204	3,553	3,581	3,821
Income taxes	853	956	961	1,049

Net income	$2,351	$2,597	$2,620	$2,772

Earnings per Common Share	$0.51	$0.56	$0.57	$0.60

Average common shares outstanding	4,623,322	4,608,453	4,615,379	4,621,122

		Quarter Ended in 2014
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$8,159	$8,304	$8,471	$8,519
Interest expense	944	970	895	907

Net Interest Income	7,215	7,334	7,576	7,612
Provision for loan loss	428	444	282	37

Net interest income after provision for loan loss	6,787	6,890	7,294	7,575
Other income (expense)	(3,955)	(3,456)	(3,818)	(3,800)

Net income before income taxes	2,832	3,434	3,476	3,775
Income taxes	874	881	1,002	1,114

Net income	$1,958	$2,553	$2,474	$2,661

Earnings per common share	$0.42	$0.55	$0.54	$0.57

Average common shares outstanding	4,637,172	4,626,309	4,621,298	4,627,338

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

MANAGEMENT REPORT REGARDING

DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Eugene N. Burkholder	62	President, Falor Farm Center, Inc.	2012

Steven A. Everhart	61	Self Employed	2003

Darryl L. Faye	70	Retired CFO in Healthcare Industry	2012

Jo Ellen Hornish	61	CEO Hornish Bros, Inc./Fountain City Leasing, Inc./ Advantage Powder Coating, Inc.	2013

Jack C. Johnson	63	President, Hawk’s Clothing, Inc.	1991

Marcia S. Latta	54	Vice President / Division of University Advancement / University of Findlay	2009

Steven J. Planson	56	President, Planson Farms, Inc.	2008

Anthony J. Rupp	66	President, Rupp Furniture Co.	2000

Kevin J. Sauder	55	President/CEO, Sauder Woodworking Co.	2004

Paul S. Siebenmorgen	66	President/CEO of the Corporation and	2005
		The Farmers & Merchants State Bank

Steven J. Wyse	71	Private Investor	1991

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Jack C. Johnson	63	Chairman

Paul S. Siebenmorgen	66	President & Chief Executive Officer

Barbara J. Britenriker	54	Executive Vice President Chief Financial Officer

Todd A. Graham	65	Executive Vice President Chief Lending Officer

Edward A. Leininger	59	Executive Vice President Chief Operating Officer

Rex D. Rice	57	Executive Vice President Senior Commercial Banking Director

Allen G. Lantz	62	Executive Vice President Retail Banking

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2016, and is incorporated herein by reference. The information called for under Item 405 of Regulation S-K regarding compliance with Section 16(a) and called for under Item 407(d)(5) regarding the existence of a Financial Expert on the Audit Committee of the Company’s Board of Directors is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2016, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2016, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 14, 2016 and is incorporated herein by reference.

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 800,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested or such shares of restricted stock will be forfeited. During 2015, 16,000 shares were awarded to 67 employees and 100 were forfeited under its long term incentive plan. At year end, 2015, the Company held 587,466 shares in Treasury stock and 38,995 in unearned stock awards.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	—	$ —	695,343
Equity compensation plans not approved by security holders	—	$ —	—
Total	—	$ —	695,343

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2016, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 14, 2016, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

(1)

Financial Statements (included in this 10-K under Item 8)

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Note to Consolidated Financial Statements

	(2)	Financial Statement Schedules Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

	(3.1)	a. Amended Articles of Incorporation are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on August 1, 2006.

	(3.2)	Code of Regulations are incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004.

	(10.1)	Form of Change in Control Agreement executed by and between the Company and each of Paul S. Siebenmorgen and Barbara J. Britenriker, respectively, on December 26, 2012 (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

	(10.2)	Form of Change in Control Agreement executed by and between the Company and each of Edward A. Leininger and Rex D. Rice, respectively, on December 26, 2012 (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

	(10.3)	Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive 14A Proxy Statement, File No. 000-14492, filed with the Commission on March 16, 2015)

	(10.4)	Form on Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

FARMERS & MERCHANTS BANCORP, INC.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By	/s/ Paul S. Siebenmorgen	Date:	February 24, 2016
Paul S. Siebenmorgen
Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date:	February 24, 2016	/s/ Barbara J. Britenriker	Date:	February 24, 2016
Paul S. Siebenmorgen			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

/s/ Eugene N. Burkholder	Date:	February 24, 2016	/s/ Steven A. Everhart	Date:	February 24, 2016
Eugene N. Burkholder, Director			Steven A. Everhart, Director

/s/ Darryl L. Faye	Date:	February 24, 2016	/s/Jo Ellen Hornish	Date:	February 24, 2016
Darryl L. Faye, Director			Jo Ellen Hornish, Director

/s/ Jack C. Johnson	Date:	February 24, 2016	/s/ Marcia S. Latta	Date:	February 24, 2016
Jack C. Johnson, Director			Marcia S. Latta, Director

/s/ Steven J. Planson	Date:	February 24, 2016	/s/Anthony J. Rupp	Date:	February 24, 2016
Steven J. Planson, Director			Anthony J. Rupp, Director

/s/ Kevin J. Sauder	Date:	February 24, 2016	/s/ Steven J. Wyse	Date:	February 24, 2016
Kevin J. Sauder, Director			Steven J. Wyse, Director