Form 10-Q
period 2016-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2016-04-27
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,605,534
Class	Outstanding as of April 22, 2016

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

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$25,205	$21,333
Federal funds sold	703	685

Total cash and cash equivalents	25,908	22,018
Interest-bearing time deposits	1,960	—
Securities - available-for-sale	226,512	235,115
Other securities, at cost	3,717	3,717
Loans, net	701,375	679,821
Premises and equipment	20,872	20,587
Goodwill	4,074	4,074
Mortgage servicing rights	2,108	2,056
Other real estate owned	1,061	1,175
Other assets	21,481	20,505

Total Assets	$1,009,068	$989,068

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$163,769	$171,112
Interest-bearing
NOW accounts	208,928	190,890
Savings	240,713	225,052
Time	184,722	184,285

Total deposits	798,132	771,339
Federal Funds purchased and securities sold under agreements to repurchase	69,390	78,815
Federal Home Loan Bank (FHLB) advances	10,000	10,000
Dividend payable	1,005	1,007
Accrued expenses and other liabilities	7,858	7,810

Total liabilities	886,385	868,971

Commitments and Contingencies
Stockholders’ Equity
Common stock - No par value - 6,500,000 shares authorized 5,200,000 shares issued and outstanding	12,181	12,086
Treasury Stock - 594,466 shares 2016, 587,466 shares 2015	(12,583)	(12,389)
Retained earnings	121,664	120,188
Accumulated other comprehensive income	1,421	212

Total stockholders’ equity	122,683	120,097

Total Liabilities and Stockholders’ Equity	$1,009,068	$989,068

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2015, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

Condensed Consolidated Statements of Income & Comprehensive Income

(in thousands of dollars, except per share data)

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest Income
Loans, including fees	$8,006	$7,094
Debt securities:
U.S. Treasury and government agencies	580	596
Municipalities	369	447
Dividends	38	37
Federal funds sold	—	2
Other	11	8

Total interest income	9,004	8,184
Interest Expense
Deposits	854	797
Federal funds purchased and securities sold under agreements to repurchase	105	61
Borrowed funds	37	—

Total interest expense	996	858

Net Interest Income - Before Provision for Loan Losses	8,008	7,326
Provision for Loan Losses	277	114

Net Interest Income After Provision
For Loan Losses	7,731	7,212
Noninterest Income
Customer service fees	1,478	1,359
Other service charges and fees	910	914
Net gain on sale of loans	169	175
Net gain on sale of available for sale securities	113	109

Total noninterest income	2,670	2,557
Noninterest Expense
Salaries and Wages	2,840	2,655
Employee benefits	862	1,064
Net occupancy expense	378	355
Furniture and equipment	412	422
Data processing	411	329
Franchise taxes	214	187
Net loss on sale of other assets owned	45	6
FDIC Assessment	121	119
Mortgage servicing rights amortization	89	80
Other general and administrative	1,614	1,348

Total other operating expenses	6,986	6,565

Income Before Income Taxes	3,415	3,204
Income Taxes	934	853

Net Income	2,481	2,351

Other Comprehensive Income (Net of Tax):
Net unrealized gain on available for sale securities	1,945	1,730
Reclassification adjustment for gain on sale of available for sale securities	(113)	(109)

Net unrealized gain on available for sale securities	1,832	1,621
Tax expense	623	551

Other comprehensive income	1,209	1,070
Comprehensive Income	$3,690	$3,421

Earnings Per Share - Basic and Diluted	$0.54	$0.51

Dividends Declared	$0.22	$0.21

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Condensed Consolidated Statements of Cash Flows
	(in thousands of dollars)
	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net income	$2,481	$2,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	367	390
Accretion and amortization of available for sale securities, net	274	294
Amortization of servicing rights	89	80
Amortization of core deposit intangible	81	81
Compensation expense related to stock awards	104	78
Provision for loan loss	277	114
Gain on sale of loans held for sale	(169)	(175)
Originations of loans held for sale	(12,010)	(9,199)
Proceeds from sale of loans held for sale	12,426	9,658
Loss on sale of other assets	45	6
Gain on sales of securities available for sale	(113)	(109)
Change in other assets and other liabilities, net	(1,545)	(1,701)

Net cash provided by operating activities	2,307	1,868

Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	4,230	1,790
Sales	17,453	16,301
Purchases	(11,408)	(14,233)
Net change in interest-bearing time deposits	(1,960)	—
Proceeds from sales of assets	1	1
Additions to premises and equipment	(653)	(88)
Loan originations and principal collections, net	(22,247)	6,716

Net cash provided by (used in) investing activities	(14,584)	10,487

Cash Flows from Financing Activities
Net change in deposits	26,793	14,127
Net change in federal funds purchased and securities sold under agreements to repurchase	(9,425)	(4,221)
Purchase of Treasury Stock	(194)	(490)
Cash dividends paid on common stock	(1,007)	(965)

Net cash provided by financing activities	16,167	8,451

Net Increase in Cash and Cash Equivalents	3,890	20,806

Cash and cash equivalents - Beginning of year	22,018	24,295

Cash and cash equivalents - End of period	$25,908	$45,101

Supplemental Information
Cash paid during the year for:
Interest	$958	$852

Income taxes	$746	$520

Noncash investing activities:
Transfer of loans to other real estate owned	$—	$46

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that are expected for the year ended December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

The amortization expense for the year ended December 31, 2015 was $323 thousand. Of the $322 thousand to be expensed in 2016, $81 thousand has been expensed for the three months ended March 31, 2016. $81 thousand was also expensed for the three months ended March 31, 2015.

	Hicksville	Custar	Total
2016	$155	$167	$322
2017	78	167	245
2018	—	167	167
2019	—	167	167
2020	—	161	161
Thereafter	—	—	—

	$233	$829	$1,062

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$33,696	$56	$(31)	$33,721
U.S. Government agencies	102,437	420	(43)	102,814
Mortgage-backed securities	24,787	372	(12)	25,147
State and local governments	63,439	1,420	(29)	64,830

Total available-for-sale securities	$224,359	$2,268	$(115)	$226,512

	(In Thousands)
	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$38,778	$36	$(309)	$38,505
U.S. Government agencies	99,000	55	(835)	98,220
Mortgage-backed securities	26,157	283	(116)	26,324
State and local governments	70,858	1,290	(82)	72,066

Total available-for-sale securities	$234,793	$1,664	$(1,342)	$235,115

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

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2016
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(31)	$19,510	$—	$—
U.S. Government agencies	(11)	7,984	(32)	4,969
Mortgage-backed securities	(12)	4,953	—	—
State and local governments	(19)	1,034	(10)	1,220

Total available-for-sale securities	$(73)	$33,481	$(42)	$6,189

	(In Thousands)
	December 31, 2015
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(142)	$23,241	$(167)	$10,195
U.S. Government agencies	(635)	68,957	(200)	9,793
Mortgage-backed securities	(60)	6,331	(56)	3,580
State and local governments	(54)	7,920	(28)	1,725

Total available-for-sale securities	$(891)	$106,449	$(451)	$25,293

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

Below are the gross realized gains and losses as of March 31 for each of the years presented.

	(In Thousands)
	2016	2015
Gross realized gains	$123	$109
Gross realized losses	(10)	—

Net realized gains	$113	$109

Tax expense related to net realized gain	$38	$37

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

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$7,679	$7,722
After one year through five years	152,418	153,383
After five years through ten years	32,591	33,145
After ten years	6,884	7,115

Total	$199,572	$201,365
Mortgage-backed securities	24,787	25,147

Total	$224,359	$226,512

Investments with a carrying value of $197.1 million and $189.3 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of March 31, 2016 and December 31, 2015.

NOTE 4 LOANS

The Company had $1.1 million in loans held for sale at March 31, 2016 as compared to $1.2 million in loans held for sale at December 31, 2015. Due to materiality, these loans are included in the Consumer Real Estate and Agricultural Real Estate loan numbers.

Loan balances as of March 31, 2016 and December 31, 2015:

	(In Thousands)
Loans:	March 31, 2016	December 31, 2015
Consumer Real Estate	$88,365	$88,189
Agricultural Real Estate	59,533	58,525
Agricultural	77,909	82,654
Commercial Real Estate	345,223	322,762
Commercial and Industrial	102,892	100,125
Consumer	27,995	27,770
Industrial Development Bonds	6,420	6,491

	708,337	686,516
Less: Net deferred loan fees and costs	(677)	(638)

	707,660	685,878
Less: Allowance for loan losses	(6,285)	(6,057)

Loans - Net	$701,375	$679,821

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following is a maturity schedule by major category of loans as of March 31, 2016:

	Maturities (In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer Real Estate	$1,033	$12,132	$75,200
Agricultural Real Estate	955	3,569	55,009
Agricultural	48,960	23,832	5,117
Commercial Real Estate	14,434	77,031	253,758
Commercial and Industrial	50,820	31,829	20,243
Consumer	5,186	17,525	5,284
Industrial Development Bonds	1,300	185	4,935

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2016. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$55,792	$32,573
Agricultural Real Estate	43,422	16,111
Agricultural	45,761	32,148
Commercial Real Estate	224,647	120,576
Commercial and Industrial	60,300	42,592
Consumer	23,957	4,038
Industrial Development Bonds	6,290	130

As of March 31, 2016 and December 31, 2015 one to four family residential mortgage loans amounting to $18.8 and $20.0 million, respectively, have been pledged as security for future loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of March 31, 2016 and December 31, 2015, net of deferred loan fees and costs:

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$621	$156	$443	$1,220	$86,877	$88,097	$0
Agricultural Real Estate	—	57	162	219	59,260	59,479	—
Agricultural	—	3	—	3	78,018	78,021	—
Commercial Real Estate	148	—	422	570	344,091	344,661	—
Commercial and Industrial	—	—	19	19	109,367	109,386	—
Consumer	37	10	4	51	27,965	28,016	—

Total	$806	$226	$1,050	$2,082	$705,578	$707,660	$0

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$303	$47	$357	$707	$87,240	$87,947	$0
Agricultural Real Estate	—	—	162	162	58,301	58,463	—
Agricultural	—	145	—	145	82,617	82,762	—
Commercial Real Estate	236	—	841	1,077	321,153	322,230	—
Commercial and Industrial	51	—	20	71	106,618	106,689	—
Consumer	19	9	—	28	27,759	27,787	—

Total	$609	$201	$1,380	$2,190	$683,688	$685,878	$0

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2016 and December 31, 2015:

	(In Thousands)
	March 31,	December 31,
	2016	2015
Consumer Real Estate	$1,196	$1,155
Agricultural Real Estate	162	162
Agricultural	—	—
Commercial Real Estate	422	484
Commercial	200	202
Consumer	23	38

Total	$2,003	$2,041

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

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of March 31, 2016 and December 31, 2015:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
March 31, 2016
1-2	$5,912	$9,251	$536	$509	$—
3	17,289	23,093	27,635	21,747	3,073
4	35,750	45,467	312,972	79,918	3,347
5	110	192	1,284	52	—
6	361	—	1,812	559	—
7	57	18	422	181	—
8	—	—	—	—	—

Total	$59,479	$78,021	$344,661	$102,966	$6,420

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2015
1-2	$5,841	$12,025	$597	$261	$—
3	16,593	21,247	24,264	22,300	3,100
4	35,475	49,220	293,381	76,855	3,391
5	192	250	1,738	57	—
6	362	—	1,828	543	—
7	—	20	422	182	—
8	—	—	—	—	—

Total	$58,463	$82,762	$322,230	$100,198	$6,491

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2016 and December 31, 2015.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	March 31, 2016	December 31, 2015
Grade
Pass	$87,257	$87,292
Special Mention (5)	—	48
Substandard (6)	330	332
Doubtful (7)	510	275

Total	$88,097	$87,947

	(In Thousands)
	Consumer—Credit		Consumer —Other
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Performing	$3,587	$3,901	$24,408	$23,863
Nonperforming	—	—	21	23

Total	$3,587	$3,901	$24,429	$23,886

Information about impaired loans as of March 31, 2016, December 31, 2015 and March 31, 2015 are as follows:

	March 31, 2016	December 31, 2015	March 31, 2015
Impaired loans without a valuation allowance	$1,042	$1,257	$624
Impaired loans with a valuation allowance	1,169	879	1,619

Total impaired loans	$2,211	$2,136	$2,243

Valuation allowance related to impaired loans	$426	$330	$428
Total non-accrual loans	$2,003	$2,041	$2,424
Total loans past-due ninety days or more and still accruing	$—	$—	$—
Quarter ended average investment in impaired loans	$2,130	$2,207	$1,958
Year to date average investment in impaired loans	$2,130	$2,509	$1,958

No additional funds are committed to be advanced in connection with impaired loans.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Bank had approximately $1.1 million of its impaired loans classified as troubled debt restructured (TDR) as of March 31, 2016, $1.1 million as of December 31, 2015 and $1.3 million as of March 31, 2015. During the first quarter 2016, one new loan was considered TDR. This loan is making interest-only payments.

The following table represents three months ended March 31, 2016.

Three Months March 31, 2016 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	—	$—	$—
Commercial and Industrial	—	—	—
Consumer Real Estate	1	138	138

The following table represents three months ended March 31, 2015.

Three Months March 31, 2015 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	1	$528	$430
Commercial and Industrial	1	28	24
Consumer Real Estate	—	—	—

For the three month period ended March 31, 2016 and 2015, there were no TDRs that subsequently defaulted after modification.

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for three months ended March 31, 2016 and March 31, 2015.

	(In Thousands)
Three Months Ended March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$365	$365	$—	$156	$3	$3
Agricultural Real Estate	162	162	—	162	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	515	515	—	409	8	7
Commercial and Industrial	—	—	—	454	6	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	509	628	104	307	1	—
Agricultural Real Estate	57	57	57	38	1	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	422	422	152	422	—	—
Commercial and Industrial	181	239	113	182	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$874	$993	$104	$463	$4	$3

Agricultural Real Estate	$219	$219	$57	$200	$1	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$937	$937	$152	$831	$8	$7

Commercial and Industrial	$181	$239	$113	$636	$6	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Three Months Ended March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$157	$157	$—	$173	$—	$—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial and Industrial	467	467	—	469	7	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	96	96	35	96	3	3
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	24	24	24	24	—	—
Commercial Real Estate	1,139	1,139	131	852	—	—
Commercial and Industrial	360	360	238	337	—	—
Consumer	—	—	—	7	—	—

Totals:
Consumer Real Estate	$253	$253	$35	$269	$3	$3

Agricultural Real Estate	$—	$—	$—	$—	$—	$—

Agricultural	$24	$24	$24	$24	$—	$—

Commercial Real Estate	$1,139	$1,139	$131	$852	$—	$—

Commercial and Industrial	$827	$827	$238	$806	$7	$—

Consumer	$—	$—	$—	$7	$—	$—

As of March 31, 2016, the Company had $456 thousand of foreclosed residential real estate property obtained by physical possession and $568 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,057	$5,905
Provision for loan loss	277	625
Loans charged off	(84)	(1,030)
Recoveries	35	557

Allowance for Loan & Lease Losses	$6,285	$6,057

Allowance for Unfunded Loan Commitments & Letters of Credit	$220	$208

Total Allowance for Credit Losses	$6,505	$6,265

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table breaks down the activity within ACL for each loan portfolio classification and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs.

Additional analysis related to the allowance for credit losses for three months ended March 31, 2016 and March 31, 2015 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commetment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$338	$211	$582	$2,516	$1,229	$337	$208	$844	$6,265
Charge Offs	—	—	—	(3)	(20)	(61)	—	—	(84)
Recoveries	2	—	4	1	3	25	—	—	35
Provision (Credit)	117	61	(38)	164	39	34	—	(100)	277
Other Non-interest expense related to unfunded	—	—	—	—	—	—	12	—	12

Ending Balance	$457	$272	$548	$2,678	$1,251	$335	$220	$744	$6,505

Ending balance: individually evaluated for impairment	$104	$57	$—	$152	$113	$—	$—	$—	$426

Ending balance: collectively evaluated for impairment	$353	$215	$548	$2,526	$1,138	$335	$220	$744	$6,079

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$88,097	$59,479	$78,021	$344,661	$109,386	$28,016	$—	$—	$707,660

Ending balance: individually evaluated for impairment	$874	$219	$—	$937	$181	$—	$—	$—	$2,211

Ending balance: collectively evaluated for impairment	$87,223	$59,260	$78,021	$343,724	$109,205	$28,016	$—	$—	$705,449

Ending balance: loans acquired with deteriorated credit quality	$502	$—	$—	$—	$—	$—	$—	$—	$502

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$537	$184	$547	$2,367	$1,421	$323	$207	$526	$6,112
Charge Offs	—	—	—	—	—	(92)	—	—	(92)
Recoveries	2	—	1	1	5	41	—	—	50
Provision (Credit)	(42)	3	(24)	(156)	(7)	12	—	328	114
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(5)	—	(5)

Ending Balance	$497	$187	$524	$2,212	$1,419	$284	$202	$854	$6,179

Ending balance: individually evaluated for impairment	$35	$—	$24	$131	$238	$—	$—	$—	$428

Ending balance: collectively evaluated for impairment	$462	$187	$500	$2,081	$1,181	$284	$202	$854	$5,751

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$97,019	$51,396	$71,571	$271,201	$99,895	$23,627	$—	$—	$614,709

Ending balance: individually evaluated for impairment	$253	$—	$24	$1,139	$827	$—	$—	$—	$2,243

Ending balance: collectively evaluated for impairment	$96,766	$51,396	$71,547	$270,062	$99,068	$23,627	$—	$—	$612,466

Ending balance: loans acquired with deteriorated credit quality	$520	$—	$—	$—	$—	$—	$—	$—	$520

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 EARNINGS PER SHARE

Basic earnings per share are calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Application of the two-class method for participating securities results a more dilutive basic earnings per share as the participating securities are allocated the same amount of income as if they are outstanding for purposes of basic earnings per share. There is no additional potential dilution in calculating diluted earnings per share, therefore basic and diluted earnings per share are the same amounts. Other than the restricted stock plan, the Company has no other stock based compensation plans.

	Three Months Ended
	March 31	March 31
	2016	2015
Earnings per share
Net income	$2,481	$2,351
Less: distributed earnings allocated to participating securities	(8)	(7)
Less: undistributed earnings allocated to participating securities	(13)	(10)

Net earnings available to common shareholders	$2,460	$2,334

Weighted average common shares outstanding including participating securities	4,609,226	4,623,322
Less: average unvested restricted shares	(38,670)	(32,923)

Weighted average common shares outstanding	4,570,556	4,590,399

Basic earnings and diluted per share	$0.54	$0.51

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Interest Bearing Time Deposits

Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2016 and December 31, 2015 are reflected below.

	(In Thousands)
	March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$25,908	$25,908	$25,908	$—	$—
Interest-bearing time deposits	1,960	1,960	—	1,960	—
Securities - available-for-sale	226,512	226,512	33,721	185,676	7,115
Other Securities	3,717	3,717	—	—	3,717
Loans, net	701,375	704,996	—	—	704,996
Interest receivable	4,112	4,112	—	—	4,112
Financial Liabilities:
Interest bearing Deposits	$449,641	$449,641	$—	$—	$449,641
Non-interest bearing Deposits	163,769	163,769	—	163,769	—
Time Deposits	184,722	184,843	—	—	184,843

Total Deposits	$798,132	$798,253	$—	$163,769	$634,484

Fed Funds purchased and Securities sold under agreement to repurchase	$69,390	$69,390	$—	$—	$69,390
Federal Home Loan Bank advances	10,000	9,822	—	—	9,822
Interest payable	222	222	—	—	222

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$22,018	$22,018	$22,018	$—	$—
Securities—available-for-sale	235,115	235,115	38,505	189,258	7,352
Other Securities	3,717	3,717	—	—	3,717
Loans, net	679,821	683,332	—	—	683,332
Interest receivable	3,589	3,589	—	—	3,589
Financial Liabilities:
Interest bearing Deposits	$415,942	$415,942	$—	$—	$415,942
Non-interest bearing Deposits	171,112	171,112	—	171,112	—
Time Deposits	184,285	184,308	—	—	184,308

Total Deposits	$771,339	$771,362	$—	$171,112	$600,250

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	$78,815	$78,815	$—	$—	$78,815
Federal Home Loan Bank advances	10,000	9,986	—	—	9,986
Interest payable	185	185	—	—	185

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

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
March 31, 2016	Assets (Level 1)	(Level 2)	(Level 3)
Assets—(Securities Available-for-Sale)
U.S. Treasury	$33,721	$—	$—
U.S. Government agencies	—	102,814	—
Mortgage-backed securities	—	25,147	—
State and local governments	—	57,715	7,115

Total Securities Available-for-Sale	$33,721	$185,676	$7,115

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2015	Assets (Level 1)	(Level 2)	(Level 3)
Assets—(Securities Available-for-Sale)
U.S. Treasury	$38,505	$—	$—
U.S. Government agencies	—	98,220	—
Mortgage-backed securities	—	26,324	—
State and local governments	—	64,714	7,352

Total Securities Available-for-Sale	$38,505	$189,258	$7,352

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of March 31, 2016 and March 31, 2015.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2016	$5,904	$1,448	$7,352
Change in Market Value	—	33	33
Payments & Maturities	(270)	—	(270)

Balance at March 31, 2016	$5,634	$1,481	$7,115

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2015	$6,638	$1,293	$7,931
Change in Market Value	(3)	109	106
Payments & Maturities	(200)	—	(200)

Balance at March 31, 2015	$6,435	$1,402	$7,837

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2016 and December 31, 2015, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At March 31, 2016 and December 31, 2015, fair value of collateral dependent impaired loans categorized as Level 3 were $0.7 and $0.5 million, respectively. The specific allocation for impaired loans was $426 and $330 thousand as of March 31, 2016 and December 31, 2015, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$7,115	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%
Collateral dependent Impaired loans	$743	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned—commercial	$—	Appraisals	Discount to reflect current market	0-20%

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$7,352	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%
Collateral dependent Impaired loans	$549	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%
Other real estate owned—commercial	$216	Appraisals	Discount to reflect current market	0-20%

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on March 31, 2016 and December 31, 2015:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2016
	Quoted Prices in Active
(In Thousands)	Balance at March 31, 2016	Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$743	$—	$—	$743
Total change in fair value				$743

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015
	Quoted Prices in Active
(In Thousands)	Balance at December 31, 2015	Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$549	$—	$—	$549
Other real estate owned—commercial	$216	$—	$—	$216

Total change in fair value				$765

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At March 31, 2016 and December 31, 2015, the Company estimates that there is no impairment of these assets.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $9 million and $22 million in Federal Funds Purchased as of March 31, 2016, and December 31, 2015, respectively. During the same time periods the company also had $60 million and $57 million in securities sold under agreement to repurchase.

	March 31, 2016
	Remaining Contratual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$9,000	$—	$—	$—	$9,000
Repurchase Agreements
US Treasury & agency securities	$40,181	$—	$—	$20,209	$60,390

	$49,181	$—	$—	$20,209	$69,390

	December 31, 2015
	Remaining Contratual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$22,000	$—	$—	$—	$22,000
Repurchase Agreements
US Treasury & agency securities	$39,691	$—	$—	$17,124	$56,815

	$61,691	$—	$—	$17,124	$78,815

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The momentum of 2015 loan growth continued through the first quarter of 2016. Higher loan balances drove the improvement in net interest income along with overall net income. Competition remains challenging, especially for the well performing larger balance customers.

The agricultural market is facing a tougher environment this season with lower commodity prices, higher input prices and currently wet fields. Many are working with decreasing working capital which is both beneficial and slightly worrisome for the Bank. Important to note, the observation is decreasing, not insufficient capital. At this time it is felt, tighter profit margins may impact equipment valuations, purchases and sales. Land prices have decreased slightly with the greater fluctuations in the lower quality land.

Unemployment rates continue to improve throughout the Company’s market area. Manufacturing activity remains similar to last year and car dealerships are reporting strong sales. Low gas prices continue to help the local economies.

Overall, the 1-4 family business has improved with increased activity in the first quarter. New regulatory rules which became effective in 2015 continue to constrain the offering of construction loans. While some community banks are leaving this market, F&M is working to design products that comply with the regulatory requirements and meet our customer’s needs. The construction loan products should be ready for bank-wide implementation in the second quarter.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW (Continued)

Loan growth drove the improvement in net interest income as compared to last year and was the driving factor for the increased loan loss provision. Noninterest income also strengthened and net income after taxes ended the first quarter 2016 5.5% above first quarter 2015. The 7.2% increase in net interest income after provision for loan losses, and a 4.4% increase in noninterest income, partially offset by a 6.4% increase in noninterest expense resulted in a 5.9% increase in earnings per share for the 2016 quarter as compared to 2015’s first quarter.

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (Company) is a financial holding company incorporated under the laws of Ohio in 1985. Our subsidiaries are, The Farmers & Merchants State Bank (Bank), a community bank operating in Northwest Ohio since 1897 and Farmers & Merchants Risk Management, Inc., a captive insurance company formed in December 2014 and is located in Nevada. We report our financial condition and net income on a consolidated basis and we have only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.

The Bank opened an additional office during April of 2016 in Fort Wayne, Indiana. The office is located within the corporation limits of Huntertown, with a Fort Wayne address. The Bank has continued its expansion strategy and the new office is expected to provide new growth opportunities. The doors officially opened on April 7th.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition. Automated Teller Machines (ATMs) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs) . The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Over the past couple of years, the Bank has updated its consumer offerings with “Secure” and “Pure” checking in 2014 and with KASASA Cash Bank in 2015. Upgrades to our digital products and services continue to occur in both retail and business lines.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect.

•	Loans above 100% are generally due to additional charges for extended warranties and/or insurance coverage periods for wage or death.

•	Boats, campers, motorcycles, RV’s and Motor Coaches range from 80%-90% based on age of vehicle.

•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with “in-house” first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV

•	The Bank will only make Qualified Mortgages as defined by the Truth in Lending Act and Regulation Z.

•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture/Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.

•	Accounts Receivable: Up to 80% LTV.

Inventory:

•	Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.

•	Commercial:

Maximum LTV of 50% on raw and finished goods.

•	Floor plan.

•	New/used vehicles to 100% of wholesale.

•	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.

•	Restaurant equipment up to 35% of market value.

•	Heavy trucks, tilted trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

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

At March 31, 2016, we had 264 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be good.

REGULATORY DEVELOPMENTS

The Bank has been attentive to the significant final mortgage rules, revisions to the rules, and additional guidance issued by the Consumer Financial Protection Bureau to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act provisions. Effective in January 2014, these rules have altered the landscape for the entire mortgage lending industry. The Bank continues to test, train, validate results, and review the applicable requirements of these new mortgage rules to enhance knowledge and understanding. The TILA-RESPA Integrated Disclosure (TRID) rules which were originally to be effective on August 1, 2015 were subsequently postponed until October 3, 2015. Bank staff worked closely with the Mortgage Loan Origination software vendor and diligently strived to achieve TRID compliance as of the October 2015 effective date. The vendor has been attentive to the key regulatory requirements and receptive to its individual clients’ needs. Further changes and enhancements to the loan origination software have served to better accommodate documentation needs and compliance strategies. Bank staff has continued outreach efforts with real estate agents, attorneys, and closing agents to further cultivate collaboration and attain TRID compliance, and thus minimize the impact of these regulatory changes on home loan borrowers. Due to the complexities of the new TRID rules, the lack of clarity or guidance involving various provisions, and the lingering uncertainties regarding liability, remaining attentive to industry questions and concerns to ensure full compliance remains an ongoing priority. The Bank has committed to make good faith efforts in compliance with the technical requirements of the TRID rules.

The Company has implemented Basel III capital rules which began to be phased in for the Company on January 1, 2015. These rules may impact the ability of some financial institutions to pay dividends, though the Company believes itself to be able to maintain its strong capital position and not be limited in that regard.

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

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as OREO. The net income from operations of foreclosed real estate held for sale is reported in non-interest income or non-interest expense determined by whether in a gain or loss position overall. At March 31, 2016, holdings were $1.1 million and were $1.2 million as of December 31, 2015 and $1.1 million as of March 31, 2015.

The ALLL and ACL represents management’s estimate of probable credit losses inherent in the Bank’s loan portfolio, unfunded loan commitments, and letters of credit at the report date. The ALLL methodology is regularly reviewed for its appropriateness and is approved annually by the Board of Directors. This written methodology is consistent with Generally Accepted Accounting Principles which provides for a consistently applied analysis.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company ended March 31, 2016 with its total asset balance over a billion dollars. It represents a new record high in the Company’s 119 year history. The Company plans to continue in its growth mode with the addition of the Bank’s 23rd office which opened April 7, 2016 in Indiana, making it the fourth office in the state.

Liquidity in terms of cash and cash equivalents ended almost $4.9 million higher as of March 31, 2016 than it was at yearend December 31, 2015. Decreased securities along with increased deposits funded the $21.6 million in increase in net loans for the quarter. Loan growth occurred in commercial real estate, commercial and industrial, agricultural real estate and agricultural and consumer portfolios. These were slightly offset by the decrease in consumer real estate.

In comparing to the same period, prior year, the March 31, 2016 record loan balances of $707.6 million increased 15.1% compared to $614.7 million. The year over year improvement was made up of a 27.1% increase in commercial real estate loans, a 15.7% increase in agricultural real estate loans, a 9.0% increase in non-real estate agricultural loans and an 8.2% increase in commercial and industrial loans. The only portfolio which experienced a reduction was consumer real estate by 9.0%. The Company credits the growth to a strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio by category as of March 31 for the last three years, net of deferred fees and costs.

	March-16 Amount	March-15 Amount	March-14 Amount
Consumer Real Estate	$88,097	$97,019	$91,368
Agricultural Real Estate	59,479	51,396	49,629
Agricultural	78,021	71,571	64,859
Commercial Real Estate	344,661	271,201	261,634
Commercial and Industrial	102,966	95,222	90,024
Consumer	28,016	23,627	21,024
Industrial Development Bonds	6,420	4,673	4,334

Total Loans, net	$707,660	$614,709	$582,872

As mentioned previously, the security portfolio was utilized to fund loan growth in both 2015 and the first quarter 2016. The security portfolio decreased $8.6 million in the first quarter 2016 from yearend 2015 and is lower by $19.6 million from March 31, 2015. The current portfolio is in a net unrealized gain position of $2.2 million. With the exception of stock, which is shown as other securities, all of the Company’s security portfolio is categorized as “available for sale” and as such is recorded at fair value.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Management feels confident that liquidity needs for future growth can be met through additional run-off and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $104.2 million of unsecured borrowing capacity through its correspondent banks.

Overall assets grew 2.0% since yearend 2015 and 6.1% since March 31, 2015. The largest growth was in the targeted loan portfolios.

Deposits accounted for the largest growth within liabilities, up 3.5% or $26.8 million since yearend and 2.8% or $21.4 million over March 31, 2015 balances. Core deposits continue to drive the increase which provide the greatest benefit for both lower cost of funds and the opportunity to generate additional noninterest income. When comparing to a year ago, other borrowed money increased $10 million as the borrowings took place during the fourth quarter of 2015.

Federal Funds purchased and securities sold under agreement to repurchase increased $17.6 million when comparing March 31, 2016 balances to March 31, 2015. This category decreased by $9.4 million when comparing March 31, 2016 to December 31, 2015. Borrowings from FHLB aided in the quarter decrease as these replaced $10 million of Fed Funds purchased.

Capital increased $2.6 million during the first quarter of 2016, as earnings exceeded dividend declarations. Accumulated other comprehensive income increased in gain position $1.2 million which encompassed the shift of $113 thousand from unrealized gain to realized gain with the sale of securities since yearend 2015. Dividends paid year-to-date differed by $42 thousand from the same period last year.

The beginning of the Basel III capital rule applies in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% is the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. The total buffer requirement will increase to 2.5% for calendar year 2019. As of March 31, 2016, the Company and the Bank are both positioned well above the 2019 requirement.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	11.72%
Risk Based Capital Tier I	13.89%
Total Risk Based Capital	14.66%
Stockholders’ Equity/Total Assets	12.48%
Capital Conservation Buffer	6.66%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended March 31, 2016 and 2015, and December 31, 2015.

Interest Income

Higher loan balances created the improvement in the interest income for the first quarter 2016 as compared to first quarter 2015. Interest income rose 10% or $820 thousand while loans accounted for a $912 thousand increase. Offsetting the improvement from loans was a decrease in securities income of $92 thousand. The change in the balance sheet mix along with the loan growth caused the asset yield to improve by 12 basis points to 3.97% for the first quarter 2016 compared to first quarter 2015’s 3.85%.

In terms of dollars, $271 thousand additional interest income was earned in first quarter 2016 than in fourth quarter 2015. As a percentage, the 3.1% increase for first quarter is also attributed to higher loan balances during the quarter. 2016 is off to a strong start in interest income generation.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The average interest earning asset base was $47.5 million higher in first quarter 2016 than for first quarter 2015 or up 5.4%.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended March 31, 2016		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2016	March 31, 2015
Loans	$692,638	$8,006	4.63%	4.64%
Taxable Investment Securities	167,815	670	1.60%	1.58%
Tax-exempt Investment Securities	55,940	317	3.43%	3.73%
Fed Funds Sold & Interest Bearing Deposits	8,857	11	0.50%	0.21%

Total Interest Earning Assets	$925,250	$9,004	3.97%	3.85%

Change in Quarter to Date March 31, 2016 Interest Income Compared to March 31, 2015 (In Thousands)

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$912	$947	$(35)
Taxable Investment Securities	(16)	(22)	6
Tax-exempt Investment Securities	(76)	(67)	(9)
Fed Funds Sold & Interest Bearing Deposits	—	(19)	19

Total Interest Earning Assets	$820	$839	$(19)

Interest Expense

Interest expense for the quarter was also higher for first quarter 2016 compared to the fourth quarter 2015 and first quarter 2015. At $996 thousand, first quarter 2016 was up $73 thousand as compared to fourth quarter 2015 and $138 thousand as compared to same time period 2015.

The average balance of interest-bearing liabilities was higher by $34.3 million in 2016 than first quarter 2015. $10 million of the increase is attributed to the FHLB borrowings. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 5 basis points increase in the cost of funds at 0.58% for first quarter 2016 as compared to 2015’s 0.53%.

The Federal Funds and prime rate increase of 25 basis points in December 2015 had only a marginal effect on the Bank’s pricing methodologies. Rates, both loan and deposit, remain at low levels.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Quarter to Date Ended March 31, 2016		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	March 31, 2016	March 31, 2015
Savings Deposits	$427,173	$410	0.38%	0.37%
Other Time Deposits	183,864	444	0.97%	0.88%
Other Borrowed Money	10,000	37	1.48%	0.00%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	66,708	105	0.63%	0.45%

Total Interest Bearing Liabilities	$687,745	$996	0.58%	0.53%

Change in Quarter to Date March 31, 2016 Interest Expense Compared to March 31, 2015 (In Thousands)

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$37	$20	$17
Other Time Deposits	20	(21)	41
Other Borrowed Money	37	37	—
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	44	20	24

Total Interest Bearing Liabilities	$138	$56	$82

Net Interest Income

Overall, net interest spread and net interest margin figures for the first quarter 2016 have improved over the last two years. As the chart below illustrates, both higher yields on interest and dividend income, even offset by higher interest expense resulted with total net interest margin up 9 basis points since the first quarter of 2015 and over first quarter 2014 by 20 basis points.

	3/31/2016	3/31/2015	3/31/2014
Interest/Dividend income/yield	3.97%	3.85%	3.76%
Interest Expense / yield	0.58%	0.53%	0.52%

Net Interest Spread	3.39%	3.32%	3.24%

Net Interest Margin	3.54%	3.45%	3.34%

Net interest income was up $682 thousand in the first quarter 2016 over the same time frame in 2015 due to the increase in loan income even with higher interest expense, as previously mentioned. There has been a $198 thousand increase in net interest income over fourth quarter 2015. New loans added in 2015 and 2016 will continue to generate more income; the benefits of the Company’s strategy of repositioning the balance sheet will continue to grow.

The discussion will now be separated into two distinct quarter discussions – first quarter comparisons and the two most recent quarter comparisons.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Comparison of Noninterest Results of Operation – First Quarter 2016 to First Quarter 2015

Provision Expense

Provision for loan losses was almost 2.5 times higher for first quarter 2016 as the Bank sought to provide coverage for the much higher total loan balances as compared to first quarter 2015. The provision of $277 thousand was partially due to net-charge offs of $49 thousand during the quarter. First quarter 2015 had net charge-offs of $42 thousand and $114 thousand of provision expense. Strong asset quality for both periods is reflected in the low past dues (30 days+ past due/total loans) percentages of 0.29% for March 31, 2016 and 0.43% for March 31, 2015.

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

Loans classified as nonaccrual were lower as of March 31, 2016 at $2.0 million compared to $2.4 million as of March 31, 2015. One new loan was categorized as TDR during the first quarter 2016.

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

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer loan portfolio and industrial loans accounted for the largest component of charge-offs and recoveries through first three months of 2016. As was mentioned in previous discussion, the commercial real estate portfolio is currently having a major impact on the ALLL due to the loan growth.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Three Months Ended March-16	Three Months Ended March-15	Three Months Ended March-14
Loans	$707,660	$614,709	$582,872

Daily average of outstanding loans	$692,638	$610,798	$569,081

Allowance for Loan & Lease Losses—January 1	$6,057	$5,905	$5,194
Loans Charged off:
Consumer Real Estate	—	—	64
Agricultural Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	3	—	201
Commercial and Industrial	20	—	—
Consumer	61	92	101

	84	92	366

Loan Recoveries
Consumer Real Estate	2	2	10
Agricultural Real Estate	—	—	—
Agricultural	4	1	1
Commercial Real Estate	1	1	2
Commercial and Industrial	3	5	5
Consumer	25	41	51

	35	50	69

Net Charge Offs	49	42	297
Provision for loan loss	277	114	428

Allowance for Loan & Lease Losses—March 31	$6,285	$5,977	$5,325
Allowance for Unfunded Loan Commitments & Letters of Credit—March 31	220	202	180

Total Allowance for Credit Losses—March 31	$6,505	$6,179	$5,505

Ratio of net charge-offs to average Loans outstanding	0.01%	0.01%	0.05%

Ratio of Allowance for Loan Loss to Nonperforming Loans	310.50%	246.56%	203.68%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for three months ended March 31, 2016 and March 31, 2015.

	(In Thousands)		(In Thousands)
	March-2016		March-2015
	Amount	% of Loan Category	Amount	% of Loan Category
Balance at End of Period Applicable To:
Consumer Real Estate	$457	12.45	$497	15.80
Agricultural Real Estate	272	8.41	187	8.36
Agricultural	548	11.03	524	11.64
Commercial Real Estate	2,678	48.69	2,212	44.13
Commercial and Industrial	1,251	15.46	1,419	16.25
Consumer	335	3.96	284	3.84
Unallocated	744	0.00	854	0.00

Allowance for Loan & Lease Losses	6,285		5,977
Off Balance Sheet Commitments	220		202

Total Allowance for Credit Losses	$6,505		$6,179

Noninterest Income

Noninterest income was up $113 thousand in the first quarter 2016 over the same time frame in 2015. The bulk of this increase came from an increase in customer service fees. Customer service fees were positively impacted by the structural changes made to the Bank’s bill pay program and checking accounts. All other categories of noninterest income showed only slight variations when comparing the two quarters.

$17.5 million in sales of investment securities were conducted so far in 2016 to capture the benefit of movement in market interest rates. The sales resulted in a gain of $113 thousand. The same time period 2015 had similar sales of $16.3 million resulting in gains of $109 thousand. The difference between 2016 and 2015 sales was the utilization of the funds. 2016 went to fund loan growth while only a portion did in 2015 with the balances held in cash and reinvested in securities beginning in the second quarter.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For first quarter 2016, mortgage servicing rights caused a net $52 thousand more in income. This is a reversal of 2015’s first quarter net expense cost of $7 thousand. The higher capitalized additions for 2016 are attributed to a higher loan origination level of 1-4 families in 2016 as compared to 2015. The carrying value is well below the market value of $3.0 million which indicates any large expense to fund the valuation allowance to be unlikely in 2016.

	(In Thousands)
	2016	2015
Beginning Balance, January 1	$2,056	$2,023
Capitalized Additions	141	73
Amortization	(89)	(80)

Ending Balance, March 31	2,108	2,016
Valuation Allowance	—	—

Mortgage Servicing Rights, net March 31	$2,108	$2,016

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Noninterest Expense

For the first quarter 2016, noninterest expenses were $421 thousand higher than in 2015. An increase of $185 thousand in salaries and wages was overshadowed by a decrease of $202 thousand in employee benefits. The decrease in employee benefits was derived from lower costs related to medical claims for the quarter and lower pension costs due to an adjustment in first quarter 2015 for the accrual.

Data processing fees were $82 thousand higher than last year due to the increased number of customers, accounts and updated services.

The largest increase for the 2016 first quarter was in other general and administrative. This line item on the income statement was up by $266 thousand over 2015. Audit and exam fees were higher by $140 thousand so far in 2016 than for 2015. This related to an accrual adjustment in 2015 which lowered the expense for that time period. Marketing expenses were up $52 thousand as advertising for the new office and KASASA Cash Back went full swing in the first quarter 2016.

Net Income

Overall, net income in the first quarter of 2016 was up $130 thousand as compared to the same quarter last year. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The opening of the new office may create a slight drag in the short run; however, the Company remains focused on the long term.

The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

Comparison of Noninterest Results of Operations – First Quarter 2016 to Fourth Quarter 2015

Provision Expense

In comparing the provision expense of first quarter 2016 to fourth quarter 2015, an increase of $191.1 thousand was realized. The increased provision was for the continued loan growth experienced throughout the first quarter. The ratio of loans past due 30 and more days to total loans stood at 0.32% as of December 31, 2015 and 0.29% as of March 31, 2016. The average percentage for all of 2015 was 0.44%. The Bank continues to keep a tight watch and works to maintain its strong asset quality position. Increases to the ACL were for loan growth as net charge-offs remain at low levels also. Nonaccruals decreased slightly from yearend 2015, lower by $38 thousand at first quarter end 2016.

Noninterest Income

Noninterest income for the first quarter 2016 shows under the fourth quarter by $35 thousand. A decrease in other customer service fees accounted for $198 thousand. First quarter 2016, however, had increases of over $80 thousand in both other service charges and net gain on sale of securities line items.

Noninterest Expense

Noninterest expense was higher by $377 thousand in comparison in the first quarter 2016. Medical claims were higher in the fourth quarter 2015 which is typical of yearend when deductibles have been met for the year so more elective procedures are performed. A decrease in the number of full time equivalent employees from 265 as of December 31, 2015, to 264 as of March 31, 2016 is representative of turnover and the number may increase as positions are filled with the addition of another office. Loan production offset the increase in base salaries with the establishment of deferred costs as related to personnel expense. Behind the increased cost of first quarter is the other general and administrative mentioned in the earlier first quarter comparisons discussion, mainly accounting and data processing, up $42.4 and $78.1 thousand respectively. ATM expense was also higher in the first quarter by $62.1 thousand as the cost of card replacement is higher coupled with the fact the reissue time frame has been accelerated due to “chip” acceptance.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Net Income

Overall in comparing fourth quarter 2015 to first quarter 2016, the fourth quarter generated $292 thousand more in net income. The higher interest income of 2016 was outweighed by the higher loan provision and noninterest expense. The Company recognizes the additional cost of its expansion strategy and is pleased with the strong loan growth seen so far in 2016.

A revitalized service and product was introduced in the fourth quarter of 2015. Overdraft privilege was renamed Courtesy Pay and utilizes new dynamic limits based on customer behavior in their checking account, and KASASA Cash Back was added to the KASASA product offerings. Courtesy pay has generated an additional $24.1 thousand in net revenue and KASASA Cash Back has added 463 accounts with 85% of those being new relationships as of the first quarter end. The Company is focused on continuing to strengthen our core earnings through loan growth and improvement to the net interest margin.

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

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

	% Change				% Change
Net Interest	to	Rate	Rate	Cumulative	to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.07%	-7.92%	Rising	3.00%	30,090	-4.81%
3.15%	-5.47%	Rising	2.00%	30,506	-2.86%
3.25%	-2.51%	Rising	1.00%	31,059	-1.10%
3.33%	0.00%	Flat	0.00%	31,403	0.00%
3.33%	-0.05%	Falling	-1.00%	31,424	0.07%
3.07%	-7.81%	Falling	-2.00%	29,649	-5.58%
2.82%	-15.40%	Falling	-3.00%	27,907	-11.13%

The net interest margin represents the forecasted twelve month margin. The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months and over a 24 month time frame. It also shows what effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen some of the liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods since 2011. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the majority of customers look for terms twelve months and under while the Bank would prefer 24 months and longer. Some movement into the longer term time deposits has occurred. What the Bank has experienced is a decrease in the time balances of our deposit portfolio, therefore a loss of term funding

The shock chart currently shows a slight tightening in net interest margin over the next twelve months in an increasing rate environment with an even lower tightening in a falling rate environment. Due to the length and existence of such a low rate environment, the model does not predict expansion of net interest income in any falling category except the first one. Cost of funds are below 0.50% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment does not show improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as updated data is compiled. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 4	CONTROLS AND PROCEDURES (continued)

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2016 (1).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2016 to	—	—	—	200,000
1/31/2016
2/1/2016 to	7,000	27.75	7,000	193,000
2/29/2016
3/1/2016 to	—	—	—	193,000
3/31/2016

Total	7,000	27.75	7,000	193,000

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 15, 2016. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 15, 2016 and December 31, 2016.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2006)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification -CEO

31.2	Rule 13-a-14(a) Certification -CFO

32.1	Section 1350 Certification—CEO

32.2	Section 1350 Certification—CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: April 27, 2016	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 27, 2016	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO