Form 10-Q
period 2016-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2016-07-27
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,605,534
Class	Outstanding as of July 25, 2016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$22,895	$21,333
Federal funds sold	484	685

Total cash and cash equivalents	23,379	22,018

Interest-bearing time deposits	1,960	—
Securities - available-for-sale	217,063	235,115
Other securities, at cost	3,717	3,717
Loans, net	725,198	679,821
Premises and equipment	21,295	20,587
Goodwill	4,074	4,074
Mortgage servicing rights	2,143	2,056
Other real estate owned	1,252	1,175
Other assets	21,194	20,505

Total Assets	$1,021,275	$989,068

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$170,126	$171,112
Interest-bearing
NOW accounts	204,924	190,890
Savings	236,546	225,052
Time	191,250	184,285

Total deposits	802,846	771,339

Federal Funds purchased and securities sold under agreements to repurchase	75,942	78,815
Federal Home Loan Bank (FHLB) advances	10,000	10,000
Dividend payable	1,051	1,007
Accrued expenses and other liabilities	6,548	7,810

Total liabilities	896,387	868,971

Commitments and Contingencies

Stockholders’ Equity
Common shares - no par value - 6,500,000 shares 12/31/15
Common shares - no par value - 10,000,000 shares 6/30/16 authorized, 5,200,000 shares issued and outstanding	12,260	12,086
Treasury Stock - 594,466 shares 2016, 587,466 shares 2015	(12,583)	(12,389)
Retained earnings	123,587	120,188
Accumulated other comprehensive income	1,624	212

Total stockholders’ equity	124,888	120,097

Total Liabilities and Stockholders’ Equity	$1,021,275	$989,068

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2015, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest Income
Loans, including fees	$8,362	$7,163	$16,368	$14,257
Debt securities:
U.S. Treasury and government agencies	595	620	1,175	1,216
Municipalities	380	458	749	905
Dividends	37	37	75	74
Federal funds sold	2	3	2	5
Other	11	8	22	16

Total interest income	9,387	8,289	18,391	16,473
Interest Expense
Deposits	885	808	1,739	1,605
Federal funds purchased and securities sold under agreements to repurchase	126	63	231	124
Borrowed funds	36	—	73	—

Total interest expense	1,047	871	2,043	1,729

Net Interest Income - Before Provision for Loan Losses	8,340	7,418	16,348	14,744
Provision for Loan Losses	339	183	616	297

Net Interest Income After Provision For Loan Losses	8,001	7,235	15,732	14,447
Noninterest Income
Customer service fees	1,308	1,424	2,786	2,783
Other service charges and fees	999	965	1,909	1,879
Net gain on sale of loans	234	173	403	348
Net gain on sale of available for sale securities	343	137	456	246

Total noninterest income	2,884	2,699	5,554	5,256
Noninterest Expense
Salaries and Wages	2,840	2,714	5,680	5,369
Employee benefits	715	687	1,577	1,751
Net occupancy expense	346	368	724	723
Furniture and equipment	443	427	855	849
Data processing	361	320	772	649
Franchise taxes	225	187	439	374
Net loss on sale of other assets owned	—	5	45	11
FDIC Assessment	121	119	242	238
Mortgage servicing rights amortization	99	103	188	183
Other general and administrative	1,507	1,451	3,121	2,799

Total noninterest expenses	6,657	6,381	13,643	12,946

Income Before Income Taxes	4,228	3,553	7,643	6,757
Income Taxes	1,254	956	2,188	1,809

Net Income	2,974	2,597	5,455	4,948

Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available for sale securities	649	(1,824)	2,594	(94)
Reclassification adjustment for gain on sale of available for sale securities	(343)	(137)	(456)	(246)

Net unrealized gain (loss) on available for sale securities	306	(1,961)	2,138	(340)
Tax expense (benefit)	104	(667)	727	(116)

Other comprehensive income (loss)	202	(1,294)	1,411	(224)
Comprehensive Income	$3,176	$1,303	$6,866	$4,724

Earnings Per Share - Basic and Diluted	$0.65	$0.56	$1.18	$1.07

Dividends Declared	$0.23	$0.22	$0.45	$0.43

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Condensed Consolidated Statements of Cash Flows
	(in thousands of dollars)
	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities
Net income	$5,455	$4,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	735	780
Accretion and amortization of available for sale securities, net	547	610
Amortization of servicing rights	188	183
Amortization of core deposit intangible	161	161
Compensation expense related to stock awards	216	133
Provision for loan loss	616	297
Gain on sale of loans held for sale	(403)	(348)
Originations of loans held for sale	(27,493)	(24,883)
Proceeds from sale of loans held for sale	27,221	24,664
Loss on sale of other assets	45	11
Gain on sales of securities available for sale	(456)	(246)
Change in other assets and other liabilities, net	(2,878)	(1,918)

Net cash provided by operating activities	3,954	4,392

Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	19,734	5,304
Sales	42,744	30,026
Purchases	(42,375)	(41,160)
Net change in interest-bearing time deposits	(1,960)	—
Proceeds from sales of assets	6	53
Additions to premises and equipment	(1,449)	(794)
Loan originations and principal collections, net	(45,721)	1,279

Net cash used in investing activities	(29,021)	(5,292)

Cash Flows from Financing Activities
Net change in deposits	31,507	(912)
Net change in federal funds purchased and securities sold under agreements to repurchase	(2,873)	2,021
Purchase of Treasury Stock	(194)	(490)
Cash dividends paid on common stock	(2,012)	(1,927)

Net cash provided by (used in) financing activities	26,428	(1,308)

Net Increase (Decrease) in Cash and Cash Equivalents	1,361	(2,208)

Cash and cash equivalents - Beginning of year	22,018	24,295

Cash and cash equivalents - End of period	$23,379	$22,087

Supplemental Information
Cash paid during the year for:
Interest	$1,998	$1,739

Income taxes	$3,208	$2,271

Noncash investing activities:
Transfer of loans to other real estate owned	$216	$46

See Notes to Condensed Consolidated Unaudited Financial Statements

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that are expected for the year ended December 31, 2016. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

The amortization expense for the year ended December 31, 2015 was $323 thousand. Of the $322 thousand to be expensed in 2016, $161 thousand has been expensed for the six months ended June 30, 2016. $161 thousand was also expensed for the six months ended June 30, 2015.

	Hicksville	Custar	Total
2016	$155	$167	$322
2017	78	167	245
2018	—	167	167
2019	—	167	167
2020	—	161	161
Thereafter	—	—	—

	$233	$829	$1,062

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3	SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$26,031	$93	$—	$26,124
U.S. Government agencies	93,043	450	$—	93,493
Mortgage-backed securities	32,382	352	(23)	32,711
State and local governments	63,147	1,611	(23)	64,735

Total available-for-sale securities	$214,603	$2,506	$(46)	$217,063

	(In Thousands)
	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$38,778	$36	$(309)	$38,505
U.S. Government agencies	99,000	55	(835)	98,220
Mortgage-backed securities	26,157	283	(116)	26,324
State and local governments	70,858	1,290	(82)	72,066

Total available-for-sale securities	$234,793	$1,664	$(1,342)	$235,115

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

Information pertaining to securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2016
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$—	$—	$—	$—
U.S. Government agencies	—	—	—	—
Mortgage-backed securities	(23)	13,995	—	—
State and local governments	(18)	3,089	(5)	1,226

Total available-for-sale securities	$(41)	$17,084$	$(5)	$1,226

	(In Thousands)
	December 31, 2015
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(142)	$23,241	$(167)	$10,195
U.S. Government agencies	(635)	68,957	(200)	9,793
Mortgage-backed securities	(60)	6,331	(56)	3,580
State and local governments	(54)	7,920	(28)	1,725

Total available-for-sale securities	$(891)	$106,449	$(451)	$25,293

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

Below are the gross realized gains and losses as of June 30 for each of the years presented.

	(In Thousands)
	2016	2015
Gross realized gains	$467	$246
Gross realized losses	(11)	—

Net realized gains	$456	$246

Tax expense related to net realized gain	$155	$84

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

The amortized cost and fair value of debt securities at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$12,561	$12,594
After one year through five years	121,400	122,422
After five years through ten years	46,251	47,068
After ten years	2,009	2,268

Total	$182,221	$184,352
Mortgage-backed securities	32,382	32,711

Total	$214,603	$217,063

Investments with a carrying value of $191.3 million and $189.3 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of June 30, 2016 and December 31, 2015.

NOTE 4	LOANS

The Company had $1.8 million in loans held for sale at June 30, 2016 as compared to $1.2 million in loans held for sale at December 31, 2015. Due to materiality, these loans are included in the Consumer Real Estate and Agricultural Real Estate loan numbers.

Loan balances as of June 30, 2016 and December 31, 2015:

	(In Thousands)
	June 30, 2016	December 31, 2015
Loans:
Consumer Real Estate	$89,090	$88,189
Agricultural Real Estate	61,403	58,525
Agricultural	83,287	82,654
Commercial Real Estate	357,838	322,762
Commercial and Industrial	104,336	100,125
Consumer	30,458	27,770
Industrial Development Bonds	5,952	6,491

	732,364	686,516
Less: Net deferred loan fees and costs	(673)	(638)

	731,691	685,878
Less: Allowance for loan losses	(6,493)	(6,057)

Loans - Net	$725,198	$679,821

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following is a maturity schedule by major category of loans as of June 30, 2016:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer Real Estate	$1,428	$12,371	$75,291
Agricultural Real Estate	284	3,305	57,814
Agricultural	53,956	23,328	6,003
Commercial Real Estate	15,117	78,393	264,328
Commercial and Industrial	45,681	37,640	21,015
Consumer	5,808	18,331	6,319
Industrial Development Bonds	1,000	185	4,767

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2016. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$55,672	$33,418
Agricultural Real Estate	44,680	16,723
Agricultural	51,164	32,123
Commercial Real Estate	225,756	132,082
Commercial and Industrial	66,330	38,006
Consumer	26,215	4,243
Industrial Development Bonds	5,952	—

As of June 30, 2016 and December 31, 2015 one to four family residential mortgage loans amounting to $19.1 and $20.0 million, respectively, have been pledged as security for future loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of June 30, 2016 and December 31, 2015, net of deferred loan fees and costs:

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$414	$176	$336	$926	$87,865	$88,791	$0
Agricultural Real Estate	—	—	163	163	61,190	61,353	—
Agricultural	—	—	3	3	83,430	83,433	—
Commercial Real Estate	—	—	231	231	357,012	357,243	—
Commercial and Industrial	49	—	—	49	110,337	110,386	—
Consumer	10	25	—	35	30,450	30,485	—

Total	$473	$201	$733	$1,407	$730,284	$731,691	$0

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$303	$47	$357	$707	$87,240	$87,947	$0
Agricultural Real Estate	—	—	162	162	58,301	58,463	—
Agricultural	—	145	—	145	82,617	82,762	—
Commercial Real Estate	236	—	841	1,077	321,153	322,230	—
Commercial and Industrial	51	—	20	71	106,618	106,689	—
Consumer	19	9	—	28	27,759	27,787	—

Total	$609	$201	$1,380	$2,190	$683,688	$685,878	$0

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2016 and December 31, 2015:

	(In Thousands)
	June 30, 2016	December 31, 2015
Consumer Real Estate	$1,013	$1,155
Agricultural Real Estate	162	162
Agricultural	—	—
Commercial Real Estate	232	484
Commercial	118	202
Consumer	3	38

Total	$1,528	$2,041

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

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of June 30, 2016 and December 31, 2015:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
June 30, 2016
1-2	$4,826	$6,846	$1,424	$696	$—
3	19,001	28,329	26,336	17,836	2,770
4	36,432	47,737	326,125	85,015	3,182
5	739	521	1,532	291	—
6	355	—	1,736	478	—
7	—	—	90	118	—
8	—	—	—	—	—

Total	$61,353	$83,433	$357,243	$104,434	$5,952

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2015
1-2	$5,841	$12,025	$597	$261	$—
3	16,593	21,247	24,264	22,300	3,100
4	35,475	49,220	293,381	76,855	3,391
5	192	250	1,738	57	—
6	362	—	1,828	543	—
7	—	20	422	182	—
8	—	—	—	—	—

Total	$58,463	$82,762	$322,230	$100,198	$6,491

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2016 and December 31, 2015.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	June 30, 2016	December 31, 2015
Grade
Pass	$87,977	$87,292
Special Mention (5)	72	48
Substandard (6)	328	332
Doubtful (7)	414	275

Total	$88,791	$87,947

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Performing	$3,626	$3,901	$26,831	$23,863
Nonperforming	—	—	28	23

Total	$3,626	$3,901	$26,859	$23,886

Information about impaired loans as of June 30, 2016, December 31, 2015 and June 30, 2015 are as follows:

	(In Thousands)
	June 30, 2016	December 31, 2015	June 30, 2015
Impaired loans without a valuation allowance	$997	$1,257	$3,239

Impaired loans with a valuation allowance	622	879	1,783

Total impaired loans	$1,619	$2,136	$5,022

Valuation allowance related to impaired loans	$217	$330	$475
Total non-accrual loans	$1,528	$2,041	$3,063
Total loans past-due ninety days or more and still accruing	$—	$—	$—

Quarter ended average investment in impaired loans	$1,899	$2,207	$3,435

Year to date average investment in impaired loans	$1,995	$2,509	$2,451

No additional funds are committed to be advanced in connection with impaired loans.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The Bank had approximately $656 thousand of its impaired loans classified as troubled debt restructured (TDR) as of June 30, 2016, $1.1 million as of December 31, 2015 and $1.3 million as of June 30, 2015. During the year-to-date 2016, one new loan was considered TDR. This loan is making interest-only payments.

The following table represents three and six months ended June 30, 2016.

Three Months June 30, 2016 (in thousands) Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Six Months June 30, 2016 (in thousands) Troubled Debt Restructurings	Number of Contracts Modified in the Last 6 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Consumer Real Estate	—	—	—	Consumer Real Estate	1	$138	$138

The following table represents three and six months ended June 30, 2015.

Three Months June 30, 2015 (in thousands) Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Six Months June 30, 2015 (in thousands) Troubled Debt Restructurings	Number of Contracts Modified in the Last 6 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	—	$—	$—	Commercial Real Estate	1	$528	$430
Commercial and Industrial	—	—	—	Commercial and Industrial	1	25	24

For the three and six month period ended June 30, 2016 and 2015, there were no TDRs that subsequently defaulted after modification.

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for three months ended June 30, 2016 and June 30, 2015.

	(In Thousands)
Three Months Ended June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	QTD Interest Income Recognized	QTD Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$40	$40	$—	$25	$—	$—
Agricultural Real Estate	162	162	—	162	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	346	346	—	346	6	6
Commercial and Industrial	449	449	—	450	6	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	414	414	61	478	7	6
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	90	90	90	311	—	—
Commercial and Industrial	118	118	66	127	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$454	$454	$61	$503	$7	$6

Agricultural Real Estate	$162	$162	$—	$162	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$436	$436	$90	$657	$6	$6

Commercial and Industrial	$567	$567	$66	$577	$6	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
Three Months Ended June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	QTD Interest Income Recognized	QTD Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$557	$557	$—	$145	$—	$—
Agricultural Real Estate	222	222	—	74	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	1,460	1,546	—	634	—	9
Commercial and Industrial	1,000	1,364	—	798	13	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	121	121	39	120	—	1
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	1,339	1,339	235	1,340	7	—
Commercial and Industrial	323	323	201	324	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$678	$678	$39	$265	$—	$1

Agricultural Real Estate	$222	$222	$—	$74	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$2,799	$2,885	$235	$1,974	$7	$9

Commercial and Industrial	$1,323	$1,687	$201	$1,122	$13	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for six months ended June 30, 2016 and June 30, 2015.

	(In Thousands)
Six Months Ended June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$40	$40	$—	$91	$—	$—
Agricultural Real Estate	162	162	—	162	1	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	346	346	—	378	14	13
Commercial and Industrial	449	449	—	452	12	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	414	414	61	392	11	9
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	90	90	90	366	—	—
Commercial and Industrial	118	118	66	154	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$454	$454	$61	$483	$11	$9

Agricultural Real Estate	$162	$162	$—	$162	$1	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$436	$436	$90	$744	$14	$13

Commercial and Industrial	$567	$567	$66	$606	$12	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	(In Thousands)
Six Months Ended June 30, 2015	Recorded Investment	Unpaid Principal 222	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$557	$557	$—	$159	$—	$—
Agricultural Real Estate	222	222	—	37	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	1,460	1,546	—	317	—	9
Commercial and Industrial	1,000	1,364	—	399	13	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	121	121	39	108	—	4
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	1,339	1,339	235	1,096	8
Commercial and Industrial	323	323	201	331	—	—
Consumer	—	—	—	4	—	—

Totals:
Consumer Real Estate	$678	$678	$39	$267	$—	$4

Agricultural Real Estate	$222	$222	$—	$37	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$2,799	$2,885	$235	$1,413	$8	$9

Commercial and Industrial	$1,323	$1,687	$201	$730	$13	$—

Consumer	$—	$—	$—	$4	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

As of June 30, 2016, the Company had $673 thousand of foreclosed residential real estate property obtained by physical possession and $512 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of June 30, 2015, the Company had $452 thousand of foreclosed residential real estate property obtained by physical possession and $138 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Six Months Ended	Twelve Months Ended
	June 30, 2016	December 31, 2015
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,057	$5,905
Provision for loan loss	616	625
Loans charged off	(258)	(1,030)
Recoveries	78	557

Allowance for Loan & Lease Losses	$6,493	$6,057

Allowance for Unfunded Loan Commitments & Letters of Credit	$219	$208

Total Allowance for Credit Losses	$6,712	$6,265

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended June 30, 2016 and June 30, 2015 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$457	$272	$548	$2,678	$1,251	$335	$220	$744	$6,505
Charge Offs	(63)	—	(18)	—	—	(93)	—	—	(174)
Recoveries	19	—	1	3	3	17	—	—	43
Provision (Credit)	—	(43)	60	36	(39)	106	—	219	339
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(1)	—	(1)

Ending Balance	$413	$229	$591	$2,717	$1,215	$365	$219	$963	$6,712

Ending balance: individually evaluated for impairment	$61	$—	$—	$90	$66	$—	$—	$—	$217

Ending balance: collectively evaluated for impairment	$352	$229	$591	$2,627	$1,149	$365	$219	$963	$6,495

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$88,791	$61,353	$83,433	$357,243	$110,386	$30,485	$—	$—	$731,691

Ending balance: individually evaluated for impairment	$454	$162	$—	$436	$567	$—	$—	$—	$1,619

Ending balance: collectively evaluated for impairment	$88,337	$61,191	$83,433	$356,807	$109,819	$30,485	$—	$—	$730,072

Ending balance: loans acquired with deteriorated credit quality	$410	$—	$—	$—	$—	$—	$—	$—	$410

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$497	$187	$524	$2,212	$1,419	$284	$202	$854	$6,179
Charge Offs	—	—	—	(85)	(389)	(55)	—	—	(529)
Recoveries	25	—	2	201	17	51	—	—	296
Provision (Credit)	(213)	2	(7)	(42)	241	29	—	173	183
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(1)	—	(1)

Ending Balance	$309	$189	$519	$2,286	$1,288	$309	$201	$1,027	$6,128

Ending balance: individually evaluated for impairment	$39	$—	$—	$235	$201	$—	$—	$—	$475

Ending balance: collectively evaluated for impairment	$270	$189	$519	$2,051	$1,087	$309	$201	$1,027	$5,653

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$86,641	$52,614	$74,352	$279,002	$102,822	$25,160	$—	$—	$620,591

Ending balance: individually evaluated for impairment	$678	$222	$—	$2,799	$1,323	$—	$—	$—	$5,022

Ending balance: collectively evaluated for impairment	$85,963	$52,392	$74,352	$276,203	$101,499	$25,160	$—	$—	$615,569

Ending balance: loans acquired with deteriorated credit quality	$517	$—	$—	$—	$—	$—	$—	$—	$517

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

Additional analysis, presented in thousands, related to the allowance for credit losses for six months ended June 30, 2016 and June 30, 2015 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$338	$211	$582	$2,516	$1,229	$337	$208	$844	$6,265
Charge Offs	(64)	—	(18)	(3)	(20)	(153)	—	—	(258)
Recoveries	21	—	5	5	5	42	—	—	78
Provision (Credit)	117	18	22	199	2	139	—	119	616
Other Non-interest expense related to unfunded	—	—	—	—	—	—	11	—	11

Ending Balance	$412	$229	$591	$2,717	$1,216	$365	$219	$963	$6,712

Ending balance: individually evaluated for impairment	$61	$—	$—	$90	$66	$—	$—	$—	$217

Ending balance: collectively evaluated for impairment	$351	$229	$591	$2,627	$1,150	$365	$219	$963	$6,495

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$88,791	$61,353	$83,433	$357,243	$110,386	$30,485	$—	$—	$731,691

Ending balance: individually evaluated for impairment	$454	$162	$—	$436	$567	$—	$—	$—	$1,619

Ending balance: collectively evaluated for impairment	$88,337	$61,191	$83,433	$356,807	$109,819	$30,485	$—	$—	$730,072

Ending balance: loans acquired with deteriorated credit quality	$410	$—	$—	$—	$—	$—	$—	$—	$410

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4	LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$537	$184	$547	$2,367	$1,421	$323	$207	$526	$6,112
Charge Offs	—	—	—	(85)	(390)	(146)	—	—	(621)
Recoveries	27	—	3	202	23	91	—	—	346
Provision (Credit)	(255)	5	(31)	(198)	234	41	—	501	297
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(6)	—	(6)

Ending Balance	$309	$189	$519	$2,286	$1,288	$309	$201	$1,027	$6,128

Ending balance: individually evaluated for impairment	$39	$—	$—	$235	$201	$—	$—	$—	$475

Ending balance: collectively evaluated for impairment	$270	$189	$519	$2,051	$1,087	$309	$201	$1,027	$5,653

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$86,641	$52,614	$74,352	$279,002	$102,822	$25,160	$—	$—	$620,591

Ending balance: individually evaluated for impairment	$678	$222	$—	$2,799	$1,323	$—	$—	$—	$5,022

Ending balance: collectively evaluated for impairment	$85,963	$52,392	$74,352	$276,203	$101,499	$25,160	$—	$—	$615,569

Ending balance: loans acquired with deteriorated credit quality	$517	$—	$—	$—	$—	$—	$—	$—	$517

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5	EARNINGS PER SHARE

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

	In Thousands
	Three Months Ended		Year to Date Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Earnings per share
Net income	$2,974	$2,597	$5,455	$4,948
Less: distributed earnings allocated to participating securities	(9)	(7)	(17)	(14)
Less: undistributed earnings allocated to participating securities	(15)	(11)	(28)	(21)

Net earnings available to common shareholders	$2,950	$2,579	$5,410	$4,913

Weighted average common shares outstanding including participating securities	4,605,534	4,608,453	4,607,380	4,615,846
Less: average unvested restricted shares	(37,905)	(32,815)	(38,287)	(32,869)

Weighted average common shares outstanding	4,567,629	4,575,638	4,569,093	4,582,977

Basic earnings and diluted per share	$0.65	$0.56	$1.18	$1.07

NOTE 6	FAIR VALUE OF INSTRUMENTS

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2016 and December 31, 2015 are reflected below.

	(In Thousands)
	June 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$23,379	$23,379	$23,379	$—	$—
Interest-bearing time deposits	1,960	1,960	—	1,960	—
Securities - available-for-sale	217,063	217,063	26,124	189,433	1,506
Other Securities	3,717	3,717	—	—	3,717
Loans, net	725,198	728,789	—	—	728,789
Interest receivable	3,785	3,785	—	—	3,785

Financial Liabilities:
Interest bearing Deposits	$441,470	$441,470	$—	$—	$441,470
Non-interest bearing Deposits	170,126	170,126	—	170,126	—
Time Deposits	191,250	191,415	—	—	191,415

Total Deposits	$802,846	$803,011	$—	$170,126	$632,885

Fed Funds purchased and Securities sold under agreements to repurchase	$75,942	$75,942	$—	$—	$75,942
Federal Home Loan Bank advances	10,000	10,041	—	—	10,041
Interest payable	229	229	—	—	229

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$22,018	$22,018	$22,018	$—	$—
Securities - available-for-sale	235,115	235,115	38,505	189,258	7,352
Other Securities	3,717	3,717	—	—	3,717
Loans, net	679,821	683,332	—	—	683,332
Interest receivable	3,589	3,589	—	—	3,589

Financial Liabilities:
Interest bearing Deposits	$415,942	$415,942	$—	$—	$415,942
Non-interest bearing Deposits	171,112	171,112	—	171,112	—
Time Deposits	184,285	184,308	—	—	184,308

Total Deposits	$771,339	$771,362	$—	$171,112	$600,250

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	$78,815	$78,815	$—	$—	$78,815
Federal Home Loan Bank advances	10,000	9,986	—	—	9,986
Interest payable	185	185	—	—	185

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

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$26,124	$—	$—
U.S. Government agencies	—	93,493	—
Mortgage-backed securities	—	32,711	—
State and local governments	—	63,229	1,506

Total Securities Available-for-Sale	$26,124	$189,433	$1,506

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$38,505	$—	$—
U.S. Government agencies	—	98,220	—
Mortgage-backed securities	—	26,324	—
State and local governments	—	64,714	7,352

Total Securities Available-for-Sale	$38,505	$189,258	$7,352

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of June 30, 2016 and June 30, 2015.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2016	$5,904	$1,448	$7,352
Change in Market Value	—	58	58
Payments & Maturities	(5,904)	—	(5,904)

Balance at June 30, 2016	$—	$1,506	$1,506

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2015	$6,638	$1,293	$7,931
Change in Market Value	(6)	90	84
Payments & Maturities	(200)	—	(200)

Balance at June 30, 2015	$6,432	$1,383	$7,815

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2016 and December 31, 2015, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At June 30, 2016 and December 31, 2015, fair value of collateral dependent impaired loans categorized as Level 3 were $0.4 and $0.5 million, respectively. The specific allocation for impaired loans was $217 and $330 thousand as of June 30, 2016 and December 31, 2015, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
State and local government	$1,506	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%

Collateral dependent Impaired loans	$405	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In Thousands)
State and local government	$7,352	Discounted cash flow	Credit strength of underlying project or entity / Discount rate	0-5%

Collateral dependent Impaired loans	$549	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%

Other real estate owned - commercial	$216	Appraisals	Discount to reflect current market	0-20%

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on June 30, 2016 and December 31, 2015:

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2016
(In Thousands)	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$405	$—	$—	$405

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015
(In Thousands)	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$549	$—	$—	$549

Other real estate owned - commercial	$216	$—	$—	$216

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At June 30, 2016 and December 31, 2015, the Company estimates that there is no impairment of these assets.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $19 million and $22 million in Federal Funds Purchased as of June 30, 2016, and December 31, 2015, respectively. During the same time periods the company also had $57 million and $57 million in securities sold under agreement to repurchase.

	June 30, 2016
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$18,592	$—	$—	$—	$18,592
Repurchase Agreements;
US Treasury & agency securities	$37,041	$—	$—	$20,309	$57,350

	$55,633	$—	$—	$20,309	$75,942

	December 31, 2015
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$22,000	$—	$—	$—	$22,000
Repurchase Agreements;
US Treasury & agency securities	$39,691	$—	$—	$17,124	$56,815

	$61,691	$—	$—	$17,124	$78,815

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Loan growth continued to drive improvement in the net interest income of the Company. It also translated into an improved bottom line even with the increased provision for loan losses expense. All major lines of loan business reported growth. Consumer loans also experienced strong growth through the first half of 2016. Automobile loans lead the improvement as area dealers also reported increased levels of sales. One-to four family residential mortgage loan activity increased as long term interest rates remain at low levels. Regulatory requirements have lengthened the time for a loan to close from when the application is taken.

The agricultural market is facing a tougher environment this season with lower commodity prices and higher input prices. Many farmers are working with decreasing working capital which is both beneficial and slightly worrisome for the Bank. However, it is important to note, that the Bank’s observation is that while working capital is decreasing, most farms are still operating with sufficient working capital. Tighter profit margins are impacting used equipment valuations, purchases and sales. Land prices have decreased slightly with the greater fluctuations in the lower quality land.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (Continued)

Unemployment rates continue to improve throughout the Company’s market area. Manufacturing activity remains similar to last year. Low gas prices continue to help the local economies. Competition remains challenging in the commercial market, especially for the well performing larger balance customers.

Loan growth drove the improvement in net interest income as compared to last year and was the driving factor for the increased loan loss provision. Noninterest income also strengthened and net income after taxes ended the first half 2016 10.25% above first half 2015. The 8.9% increase in net interest income after provision for loan losses, and a 5.7% increase in noninterest income, partially offset by a 5.4% increase in noninterest expense, resulted in a 10.3% increase in earnings per share for the 2016 half as compared to 2015’s first half.

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

The Bank is currently preparing to open its twenty-fourth location in Bowling Green, Ohio. The office is expected to open during the third quarter. It will be the second leased office and is being renovated to meet the Bank’s needs.

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

NATURE OF ACTIVITIES (Continued)

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, Wood and in the Indiana counties of DeKalb and Steuben. In the first half of 2016 the Bank added the Indiana county of Allen to its service area with the opening of its newly constructed office in Fort Wayne. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At June 30, 2016, we had 269 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be good.

REGULATORY DEVELOPMENTS

The Bank has been attentive to the significant final mortgage rules, revisions to the rules, and additional guidance issued by the Consumer Financial Protection Bureau (CFPB) to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act provisions. Effective in January 2014, these rules have altered the landscape for the entire mortgage lending industry. The Bank continues to test, train, validate results, and review the applicable requirements of these new mortgage rules to enhance knowledge and understanding. The TILA-RESPA Integrated Disclosure (TRID) rules which were originally to be effective on August 1, 2015 were subsequently postponed until October 3, 2015. Bank staff worked closely with the Mortgage Loan Origination software vendor and diligently strived to achieve TRID compliance as of the October 2015 effective date. The vendor has been attentive to the key regulatory requirements and receptive to its individual clients’ needs. Further changes and enhancements to the loan origination software have served to better accommodate documentation needs and compliance strategies. Bank staff has continued outreach efforts with real estate agents, attorneys, and closing agents to further cultivate collaboration and attain TRID compliance, and thus minimize the impact of these regulatory changes on home loan borrowers. Due to the complexities of the new TRID rules, the lack of clarity or guidance involving various provisions, and the lingering uncertainties regarding liability, remaining attentive to industry questions and concerns to ensure full compliance remains an ongoing priority. The Bank has committed to make good faith efforts in compliance with the technical requirements of the TRID rules. The industry currently awaits an upcoming Proposed Rule announced in April 2016 by the CFPB which is intended to resolve places in the regulation text and commentary where it believes adjustments would be useful for greater certainty and clarity.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the ALLL, the valuation of its Mortgage Servicing Rights and the valuation of reals estate acquired through or in lieu of, loan foreclosures (“OREO Property”) as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

OREO Property held for sale and is initially recorded at fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

Foreclosed real estate for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as OREO Property. The net income from operations of foreclosed real estate held for sale is reported in non-interest income or non-interest expense determined by whether in a gain or loss position overall. At June 30, 2016, holdings were $1.3 million and were $1.2 million as of December 31, 2015 and $1.1 million as of June 30, 2015.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company ended March 31, 2016 with its total asset balance over a billion dollars. It represented a new record high in the Company’s 119 year history. The Bank did not reach a billion dollars in total assets until the quarter ending, June 30, 2016. The Company plans to continue in its growth mode with the addition of the Bank’s 23rd office which opened April 7, 2016 in Indiana, making it the fourth office in the state. The Bank will also add its 24th office in the third quarter with a leased office in Bowling Green, Ohio.

Liquidity in terms of cash and cash equivalents ended almost $1.4 million higher as of June 30, 2016 than it was at yearend December 31, 2015. Decreased securities along with increased deposits funded the $45.4 million in increase in net loans for the first half of 2016. Loan growth occurred in commercial real estate, commercial and industrial, agricultural real estate and agricultural, consumer real estate and consumer portfolios. The only portfolio with a decrease was industrial development bonds (“IDB”), which decreased just $539 thousand in aggregate.

In comparing to the same period, prior year, the June 30, 2016 record loan balances of $731.7 million increased 17.9% compared to $620.6 million. The year over year improvement was made up of a 28.0% increase in commercial real estate loans, a 16.6% increase in agricultural real estate loans, a12.2% increase in non-real estate agricultural loans and a 9.5% increase in commercial and industrial loans. Consumer real estate expanded during the second quarter to end with a 2.6% higher balance than the previous June 2015. The only portfolio which experienced a reduction was IDB, which decreased by 20.1%. While this percentage seems high, the decrease amounted to only $1.5 million in aggregate. The Company credits the growth to a strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The chart below shows the breakdown of the loan portfolio by category as of June 30 for the last three years, net of deferred fees and costs.

	(In Thousands)
	June-16 Amount	June-15 Amount	June-14 Amount
Consumer Real Estate	$88,791	$86,641	$95,863
Agricultural Real Estate	61,353	52,614	47,745
Agricultural	83,433	74,352	63,393
Commercial Real Estate	357,243	279,002	265,902
Commercial and Industrial	104,434	95,370	98,292
Consumer	30,485	25,160	22,481
Industrial Development Bonds	5,952	7,452	4,163

Total Loans, net	$731,691	$620,591	$597,839

As mentioned previously, the security portfolio was utilized to fund loan growth in both 2015 and the first half 2016. The security portfolio decreased $18.1 million in the first half 2016 from yearend 2015 and is lower by $36.5 million from June 30, 2015. The current portfolio is in a net unrealized gain position of $1.6 million. With the exception of stock, which is shown as other securities, all of the Company’s security portfolio is categorized as “available for sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional run-off and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $91.2 million of unsecured borrowing capacity through its correspondent banks.

Overall assets grew 3.3% since yearend 2015 and 8.4% since June 30, 2015. The largest growth was in the loan portfolios.

Deposits accounted for the largest growth within liabilities, up 4.1% or $31.5 million since yearend and 5.4% or $41.2 million over June 30, 2015 balances. Core deposits continue to drive the increase which provide the greatest benefit for both lower cost of funds and the opportunity to generate additional noninterest income. When comparing to a year ago, other borrowed money increased $10 million as the borrowings took place during the fourth quarter of 2015.

Federal Funds purchased and securities sold under agreements to repurchase increased $18.0 million when comparing June 30, 2016 balances to June 30, 2015. This category decreased by $2.9 million when comparing June 30, 2016 to December 31, 2015. Borrowings from FHLB aided in the first half decrease as these replaced $10 million of Fed Funds purchased.

Capital increased $4.8 million during the first half of 2016, as earnings exceeded dividend declarations. Accumulated other comprehensive income increased in gain position $1.4 million which encompassed the shift of $456 thousand from unrealized gain to realized gain with the sale of securities since yearend 2015. Dividends paid year-to-date differed by $85.0 thousand from the same period last year.

The beginning of the Basel III capital rule applies in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% is the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. The total buffer requirement will increase to 2.5% for calendar year 2019. As of June 30, 2016, the Company and the Bank are both positioned well above the 2019 requirement.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	11.74%
Risk Based Capital Tier I	13.83%
Total Risk Based Capital	14.61%
Stockholders’ Equity/Total Assets	12.23%
Capital Conservation Buffer	6.61%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended June 30, 2016, 2015 and March 31, 2016.

The second quarter 2016 had an increase of $103 million in net average loan growth over the average balances of second quarter 2015. This represents a strong 18% increase in one year. The benefits of these higher loan balances can be seen in interest income from loans, as it was $1.2 million higher for the quarter ended June 30, 2016, over the same time period in 2015. The higher levels of loan interest income helped to offset the available-for-sale securities portfolio, which decreased $103 thousand in 2nd quarter interest income from 2015 to 2016. Overall, interest income was up $1.1 million for the second quarter 2016 versus 2015.

When comparing second quarter 2016 to first quarter 2016, average loan balances grew $27.8 million over the three month period. Loan interest income was up $356 thousand in the most recent quarter, as a reflection of this increase. Additionally, interest income from available-for-sale securities showed an increase of $26 thousand for the quarter, as the quarterly purchases resulted in higher yields although average balances were $4.2 million lower at June 30.

For the 3 months ended June 30, 2016, annualized interest income and yield on earning assets was up 14 basis points, as compared to June 30, 2015. As demonstrated in the following table, the increased volume of loans helped to offset the lower volume in the available-for-sales security portfolio.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended June 30, 2016		Yield/Rate
	Average Balance	Interest/Dividends	June 30, 2016	June 30, 2015
Interest Earning Assets:
Loans	$720,408	$8,362	4.65%	4.65%
Taxable Investment Securities	170,968	683	1.60%	1.56%
Tax-exempt Investment Securities	57,031	329	3.50%	3.52%
Fed Funds Sold & Interest Bearing Deposits	9,148	13	0.57%	0.31%

Total Interest Earning Assets	$957,555	$9,387	3.99%	3.85%

Change in Quarter to Date June 30, 2016 Interest Income Compared to June 30, 2015 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$1,199	$1,201	$(2)
Taxable Investment Securities	(31)	(50)	19
Tax-exempt Investment Securities	(72)	(105)	33
Fed Funds Sold & Interest Bearing Deposits	2	(7)	9

Total Interest Earning Assets	$1,098	$1,039	$59

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Offsetting some of the increases in interest income for the quarter was the increase in cost of funds in 2016. Second quarter 2016 was higher by $176 thousand than second quarter 2015. Since 2015, average interest-bearing deposit balances have increased $54 million and resulted in $77 thousand more in interest expense for the most recent quarter. Additionally, interest expense on Fed Funds Purchased, Securities Sold Under Agreement to Repurchase and FHLB borrowings was up $99 thousand in the second quarter 2016 over the same time frame in 2015.

In comparing second quarter 2016 to first quarter 2016, interest expense increased $51 thousand. Interest expense on deposits increased $31 thousand, as average balances were $22 million higher for the second quarter.

	(In Thousands)
	Quarter to Date Ended June 30, 2016		Yield/Rate
	Average Balance	Interest/Dividends	June 30, 2016	June 30, 2015
Interest Bearing Liabilities:
Savings Deposits	$442,191	$450	0.41%	0.38%
Other Time Deposits	190,499	435	0.91%	0.87%
Other Borrowed Money	10,000	36	1.44%	0.00%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	70,234	126	0.72%	0.48%

Total Interest Bearing Liabilities	$712,924	$1,047	0.58%	0.53%

Change in Quarter to Date June 30, 2016 Interest Expense Compared to June 30, 2015 (In Thousands)

	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$55	$27	$27
Other Time Deposits	22	—	22
Other Borrowed Money	36	36	—
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	63	32	31

Total Interest Bearing Liabilities	$176	$95	$80

Overall, net interest spread and net interest margin figures for the second quarter 2016 are higher than last year. As the chart below illustrates, higher yields on interest and dividend income offset the higher interest expense in the most recent quarter.

Since the first quarter this year, net interest margin is up two basis points. The interest/dividend yield was up two basis points, and the interest expense cost remained flat.

	6/30/2016	6/30/2015	3/31/2016
Interest/Dividend income/yield	3.99%	3.85%	3.97%
Interest Expense / yield	0.58%	0.53%	0.58%

Net Interest Spread	3.41%	3.32%	3.39%

Net Interest Margin	3.56%	3.45%	3.54%

Net interest income was up $922 thousand for the second quarter 2016 over the same time frame in 2015 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned. There has also been a $332 thousand increase in net interest income over first quarter 2016. As the new loans added in 2016 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin.

Noninterest income was up $185 thousand for the second quarter 2016 over the same time frame in 2015. The Company has seen an increase in its mortgage production volume, and as such the gain on the sale of these loans was $61 thousand for the second quarter 2016 over the same period in 2015. The Company also took advantage of market fluctuations in its available-for-sale portfolio and sales on securities were $206 thousand higher in the most recent quarter than the same quarter prior year.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Noninterest income for the second quarter 2016 also shows improvement over the first quarter by $214 thousand. Increases in gain on sale of loans of $65 thousand and gain on sale of available-for-sale securities of $230 thousand were partially offset by decreases in customer service fees of $170 thousand.

Total provision for loan losses was $156 thousand higher for the second quarter 2016 as compared to the same quarter 2015. Loan growth warranted a higher provision expense be taken in 2016 than in 2015. Management continues to monitor asset quality, making adjustments to the provision as necessary. Loan charge-offs were $355 thousand lower in second quarter 2016 than the same quarter 2015, recoveries decreased $254 thousand. Past due loans decreased $1.3 million from June 30, 2016 to June 30, 2015, the bulk of which came from the commercial real estate portfolio. No new loans were categorized as TDR during the quarter, and no TDR loans defaulted during the quarter.

Since the first quarter 2016, past due loans have decreased by $675 thousand. Net charge-offs increased $90 thousand, and recoveries increased $7 thousand. Provision expense was increased an additional $62 thousand in the second quarter over first quarter, as loan volumes continued to increase during the second quarter.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended June 30, 2016, 2015, and 2014.

[Remainder of this page intentionally left blank]

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	In Thousands
	Three Months Ended June-16	Three Months Ended June-15	Three Months Ended June-14
Loans	$731,691	$620,591	$597,839

Daily average of outstanding loans	$720,408	$616,998	$591,732

Allowance for Loan Losses-Apr 1	$6,285	$5,977	$5,325
Loans Charged off:
Consumer Real Estate	63	—	66
Agriculture Real Estate	—	—	—
Agricultural	18	—	—
Commercial Real Estate	—	85	28
Commercial and Industrial	—	389	—
Consumer & other loans	93	55	74

	174	529	168

Loan Recoveries:
Consumer Real Estate	19	25	7
Agriculture Real Estate	—	—	—
Agricultural	1	2	3
Commercial Real Estate	3	201	—
Commercial and Industrial	3	17	5
Consumer & other loans	17	51	47

	43	296	62

Net Charge Offs	131	233	106
Provision for loan loss	339	183	444
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - Jun 30	6,493	5,927	5,663
Allowance for Unfunded Loan Commitments & Letters of Credit Jun 30	219	201	186

Total Allowance for Credit Losses - Jun 30	$6,712	$6,128	$5,849

Ratio of net charge-offs to average Loans outstanding	0.02%	0.04%	0.02%

Ratio of the Allowance for Loan Loss to Nonperforming Loans*	424.86%	193.50%	430.00%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

For the second quarter 2016, noninterest expenses were $276 thousand higher than for the same quarter in 2015. Salaries, wages, and employee benefits increased $154 thousand, with the addition of the Huntertown office and normal merit increases. Data processing charges increased $41 thousand for second quarter 2016 over the second quarter 2015, with the bulk of this being related to the cost of upgrading Bank customer debit cards to incorporate EMV chip card technology, which is more secure than cards having only magnetic strip capabilities.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Since the first quarter 2016, noninterest expenses decreased $329 thousand during the second quarter. Employee benefits decreased $147 thousand for the second quarter, as well as a $50 thousand decrease in data processing.

Overall, net income in the second quarter of 2016 was up $377 thousand as compared to the same quarter last year and improved upon first quarter 2016 income by $493 thousand. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability.

Comparison of Results of Operation for year to date ended June 30, 2016 and 2015, and December 31, 2015.

Interest Income

Higher loan balances created the improvement in the interest income for the first half 2016 as compared to first half 2015. Interest income rose 11.6% or $1.9 million while loans interest income accounted for a 14.8% or $2.1 million increase. Offsetting the improvement from loans was a decrease in securities income of $197 thousand. The change in the balance sheet mix along with the loan growth caused the asset yield to improve by 13 basis points to 3.98% for the first half 2016 compared to first half 2015’s 3.85%.

With each quarter of 2016, the loan growth contributes to the continued improvement in asset yield. The growth factor contribution is shown in the charts which follow. Improvement in loan interest income far outweighs the loss for investments decreasing.

The average interest earning asset base was $64.2 million higher in first half 2016 than for first half 2015, an increase of approximately 7.3%.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended 6/30/2016		Yield/Rate
	Average Balance	Interest/Dividends	June 30, 2016	June 30, 2015
Interest Earning Assets:
Loans	$706,523	$16,368	4.64%	4.65%
Taxable Investment Securities	169,392	1,353	1.60%	1.57%
Tax-exempt Investment Securities	56,482	646	3.47%	3.63%
Fed Funds Sold & Interest Bearing Deposits	9,328	24	0.51%	0.22%

Total Interest Earning Assets	$941,725	$18,391	3.98%	3.85%

Change in Year to Date June 30, 2016 Interest Income Compared to June 30, 2015 (In Thousands)

		Due to
	Change	Volume	Due to Rate
Interest Earning Assets:
Loans	$2,111	$2,148	$(37)
Taxable Investment Securities	(47)	(72)	25
Tax-exempt Investment Securities	(149)	(172)	23
Fed Funds Sold & Interest Bearing Deposits	3	(24)	27

Total Interest Earning Assets	$1,918	$1,880	$38

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Interest Expense

Interest expense was also higher for first half 2016 compared to first half 2015. At $2.0 million, first half 2016 was up $314 thousand as compared to same time period 2015 or 18.2%

The average balance of interest-bearing liabilities was higher by $43.6 million in 2016 than first half 2015. $10 million of the increase is attributed to the FHLB borrowings. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 5 basis points increase in the cost of funds at 0.58% for first half 2016 as compared to 2015’s 0.53%. The cost remained steady during second quarter to match first quarter’s 2016 rate.

The Federal Funds and prime rate increase of 25 basis points in December 2015 had only a marginal effect on the Bank’s pricing methodologies. Rates, both loan and deposit, remain at low levels.

	(In Thousands)
	Year to Date Ended June 30, 2016		Yield/Rate
	Average Balance	Interest/Dividends	June 30, 2016	June 30, 2015
Interest Bearing Liabilities:
Savings Deposits	$434,079	$860	0.40%	0.37%
Other Time Deposits	187,181	879	0.94%	0.87%
Other Borrowed Money	10,000	73	1.46%	0.00%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	68,470	231	0.67%	0.47%

Total Interest Bearing Liabilities	$699,730	$2,043	0.58%	0.53%

Change in Year to Date June 30, 2016 Interest Expense Compared to June 30, 2015 (In Thousands)

		Due to
	Change	Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$91	$45	$46
Other Time Deposits	43	(21)	64
Other Borrowed Money	73	73	—
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	107	51	56

Total Interest Bearing Liabilities	$314	$148	$166

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Net Interest Income

Overall, net interest spread and net interest margin figures for the first half 2016 have improved over the last two years. As the chart below illustrates, both higher yields on interest and dividend income, even offset by higher interest expense resulted with total net interest margin up 10 basis points since the first half of 2015 and over first half 2014 by 16 basis points.

	6/30/2016	6/30/2015	6/30/2014
Interest/Dividend income/yield	3.98%	3.85%	3.82%
Interest Expense / yield	0.58%	0.53%	0.53%

Net Interest Spread	3.40%	3.32%	3.29%

Net Interest Margin	3.55%	3.45%	3.39%

Net interest income was up $1.6 million in the first half 2016 over the same time frame in 2015 due to the increase in loan income even with higher interest expense, as previously mentioned. New loans added in 2015 and 2016 will continue to generate more income; the benefits of the Company’s strategy of repositioning the balance sheet will continue to grow.

Comparison of Noninterest Results of Operation – First Half 2016 to First Half 2015

Provision Expense

Provision for loan losses was approximately two times higher for first half 2016 as the Bank sought to provide coverage for the much higher total loan balances as compared to first half 2015. The provision of $616 thousand was partially due to net-charge offs of $180 thousand during the half. First half 2015 had higher net charge-offs of $275 thousand and $297 thousand of provision expense. Strong asset quality for both periods is reflected in the low past dues (30 days+ past due/total loans) percentages of 0.19% for June 30, 2016 and 0.43% for June 30, 2015.

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

Loans classified as nonaccrual were cut in half as of June 30, 2016 at $1.5 million compared to $3.1 million as of June 30, 2015. One new loan was categorized as TDR during the first half 2016.

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

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer and consumer real estate loan portfolio and industrial loans accounted for the largest component of charge-offs and recoveries through first half of 2016. As was mentioned in previous discussion, the commercial real estate portfolio is currently having a major impact on the ALLL due to the loan growth.

[Remainder of this page intentionally left blank]

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Six Months Ended June-16	Six Months Ended June-15	Six Months Ended June-14
Loans	$731,691	$620,591	$597,839

Daily average of outstanding loans	$706,523	$613,915	$580,469

Allowance for Loan & Lease Losses - January 1	$6,057	$5,905	$5,194
Loans Charged off:
Consumer Real Estate	64	—	130
Agricultural Real Estate	—	—	—
Agricultural	18	—	—
Commercial Real Estate	3	85	229
Commercial and Industrial	20	390	—
Consumer	153	146	175

	258	621	534

Loan Recoveries
Consumer Real Estate	21	27	17
Agricultural Real Estate	—	—	—
Agricultural	5	3	3
Commercial Real Estate	5	202	3
Commercial and Industrial	5	23	10
Consumer	42	91	98

	78	346	131

Net Charge Offs	180	275	403
Provision for loan loss	616	297	872

Allowance for Loan & Lease Losses - June 30	$6,493	$5,927	$5,663
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30	219	201	186

Total Allowance for Credit Losses - June 30	$6,712	$6,128	$5,849

Ratio of net charge-offs to average Loans outstanding	0.01%	0.04%	0.07%

Ratio of Allowance for Loan Loss to Nonperforming Loans	424.86%	193.53%	429.96%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for six months ended June 30, 2016 and June 30, 2015.

	(In Thousands)		(In Thousands)
	June-2016		June-2015
	Amount	% of Loan Category	Amount	% of Loan Category
Balance at End of Period Applicable To:
Consumer Real Estate	$413	12.45	$309	13.96
Agricultural Real Estate	229	8.41	189	8.48
Agricultural	591	11.03	519	11.98
Commercial Real Estate	2,717	48.69	2,286	44.96
Commercial and Industrial	1,215	15.46	1,288	15.37
Consumer	365	3.96	309	4.05
Unallocated	963	0.00	1,027	1.20

Allowance for Loan & Lease Losses	6,493		5,927
Off Balance Sheet Commitments	219		201

Total Allowance for Credit Losses	$6,712		$6,128

Noninterest Income

Noninterest income was up $298 thousand in the first half 2016 over the same time frame in 2015. The bulk of this increase came from an increase in the gain on sale of available securities. The proceeds from these sales were used to partially fund the loan growth of 2016. Realizing a gain on the sales was an added benefit. Gain on sales of loans also increased due to higher activity in mortgage loan generation both in consumer and agricultural. All other categories of noninterest income showed only slight variations when comparing the two halves.

$42.7 million in sales of investment securities were conducted so far in 2016 which captured the benefit of movement in market interest rates. The sales resulted in a gain of $456 thousand. The same time period 2015 had sales of $30.3 million resulting in gains of $246 thousand. The difference between 2016 and 2015 sales was the utilization of the funds. 2016 went to fund loan growth while only a portion did in 2015 with the balances held in cash and reinvested in securities beginning in the second quarter.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For the first half of 2016, mortgage servicing rights caused a net $87 thousand in income, in comparison to $5 thousand for the first half of 2015. The higher capitalized additions for 2016 are attributed to a higher loan origination level of 1-4 families in 2016 as compared to 2015. The carrying value is well below the market value of $2.8 million which indicates any large expense to fund the valuation allowance to be unlikely in 2016.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	2016	2015
Beginning Balance, January 1	$2,056	$2,023
Capitalized Additions	275	188
Amortization	(188)	(183)

Ending Balance, June 30	2,143	2,028
Valuation Allowance	—	—

Mortgage Servicing Rights, net June 30	$2,143	$2,028

Noninterest Expense

For the first half 2016, noninterest expenses were $697 thousand higher than in 2015. The effect of an increase of $311 thousand in salaries and wages was lessened by a decrease of $174 thousand in employee benefits. The decrease in employee benefits was derived from lower costs related to medical claims for the half and lower pension costs due to an adjustment in first half 2015 for the accrual.

Data processing fees were $123 thousand higher than last year due to the increased number of customers, accounts and updated services.

The largest increase for the 2016 first half was in other general and administrative. This line item on the income statement was up by $322 thousand over 2015. ATM fees were higher by $145.5 thousand so far in 2016 than for 2015. This relates to the increased cost of accelerating the issuance of our debit cards to EMV (chip) cards. The Bank is working to have all chip cards in 2016 which would have otherwise occurred over a three year renewal period. The cost of the chip cards is also higher than the previous magnetic strip cards. Marketing expenses were up $105.9 thousand as advertising for the new office and KASASA Cash Back went full swing in the first half 2016.

Net Income

Overall, net income in the first half of 2016 was up $507 thousand as compared to the same half last year. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The opening of the new offices may create a slight drag in the short run; however, the Company remains focused on the long term.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate
3.09%	-8.12%	Rising	3.00%	30,396	-4.25%
3.18%	-5.50%	Rising	2.00%	30,800	-2.98%
3.28%	-2.42%	Rising	1.00%	31,327	-1.32%
3.37%	0.00%	Flat	0.00%	31,746	0.00%
3.39%	0.82%	Falling	-1.00%	31,759	0.04%
3.16%	-6.13%	Falling	-2.00%	30,082	-5.24%
2.94%	-12.84%	Falling	-3.00%	28,463	-10.34%

The net interest margin represents the forecasted twelve month margin. The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months and over a 24 month time frame. It also shows what effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen some of the

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods since 2011. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the majority of customers look for terms twelve months and under while the Bank would prefer 24 months and longer. Some movement into the longer term time deposits has occurred. Compared to five years ago, what the Bank has experienced over the years is a decrease in the time balances of our deposit portfolio, therefore a loss of term funding

The shock chart currently shows a slight tightening in net interest margin over the next twelve months in an increasing rate environment with an even lower tightening in a falling rate environment at the 200 basis point shock level. Due to the length and existence of such a low rate environment, the model does not predict expansion of net interest income in any falling category except the first one. Cost of funds are below 0.60% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment does not show improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as updated data is compiled. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2016 (1).

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares	(d) Maximum Number of Shares
			Purchased as Part of Publicly	that may yet be purchased under
Period			Announced Plan or Programs	the Plans or Programs
4/1/2016 to	—	—	—	193,000
4/30/2016

5/1/2016 to	—	—	—	193,000
5/31/2016

6/1/2016 to	—	—	—	193,000
6/30/2016

Total	—	—	—	193,000

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 15, 2016. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 15, 2016 and December 31, 2016.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification -CEO

31.2	Rule 13-a-14(a) Certification -CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: July 27, 2016	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: July 27, 2016	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO