Form 10-Q
period 2016-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2016-10-26
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,620,725
Class	Outstanding as of October 24, 2016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$30,896	$21,333
Federal funds sold	602	685

Total cash and cash equivalents	31,498	22,018
Interest-bearing time deposits	1,915	—
Securities - available-for-sale	224,473	235,115
Other securities, at cost	3,717	3,717
Loans, net	732,070	679,821
Premises and equipment	21,356	20,587
Goodwill	4,074	4,074
Mortgage servicing rights	2,143	2,056
Other real estate owned	1,412	1,175
Other assets	21,789	20,505

Total Assets	$1,044,447	$989,068

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$176,180	$171,112
Interest-bearing
NOW accounts	209,264	190,890
Savings	240,615	225,052
Time	212,042	184,285

Total deposits	838,101	771,339
Federal Funds purchased and securities sold under agreements to repurchase	59,487	78,815
Federal Home Loan Bank (FHLB) advances	10,000	10,000
Dividend payable	1,053	1,007
Accrued expenses and other liabilities	8,863	7,810

Total liabilities	917,504	868,971

Commitments and Contingencies
Stockholders’ Equity
Common shares - no par value - 6,500,000 shares 12/31/15
Common shares - no par value - 10,000,000 shares 9/30/16 authorized, 5,200,000 shares issued and outstanding	11,841	12,086
Treasury Stock - 578,705 shares 2016, 587,466 shares 2015	(12,251)	(12,389)
Retained earnings	125,723	120,188
Accumulated other comprehensive income	1,630	212

Total stockholders’ equity	126,943	120,097

Total Liabilities and Stockholders’ Equity	$1,044,447	$989,068

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2015, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest Income
Loans, including fees	$8,629	$7,341	$24,997	$21,598
Debt securities:
U.S. Treasury and government agencies	559	603	1,734	1,819
Municipalities	344	456	1,093	1,361
Dividends	36	37	111	111
Federal funds sold	7	2	9	7
Other	15	5	37	21

Total interest income	9,590	8,444	27,981	24,917
Interest Expense
Deposits	947	841	2,686	2,446
Federal funds purchased and securities sold under agreements to repurchase	115	94	346	218
Borrowed funds	37	—	110	—

Total interest expense	1,099	935	3,142	2,664

Net Interest Income - Before Provision for Loan Losses	8,491	7,509	24,839	22,253
Provision for Loan Losses	308	243	924	540

Net Interest Income After Provision For Loan Losses	8,183	7,266	23,915	21,713
Noninterest Income
Customer service fees	1,711	1,388	4,497	4,171
Other service charges and fees	941	1,084	2,850	2,963
Net gain on sale of loans	216	183	619	531
Net gain on sale of available for sale securities	47	172	503	418

Total noninterest income	2,915	2,827	8,469	8,083
Noninterest Expense
Salaries and Wages	2,981	2,714	8,661	8,083
Employee benefits	849	804	2,426	2,555
Net occupancy expense	359	289	1,083	1,012
Furniture and equipment	438	475	1,293	1,324
Data processing	360	318	1,132	967
Franchise taxes	219	186	658	560
Net (gain) loss on sale of other assets owned	(6)	32	39	43
FDIC Assessment	126	126	368	364
Mortgage servicing rights amortization	123	93	311	276
Other general and administrative	1,473	1,475	4,594	4,274

Total noninterest expenses	6,922	6,512	20,565	19,458

Income Before Income Taxes	4,176	3,581	11,819	10,338
Income Taxes	1,161	961	3,349	2,770

Net Income	3,015	2,620	8,470	7,568

Other Comprehensive Income (Net of Tax):
Net unrealized gain on available for sale securities	58	1,210	2,652	1,116
Reclassification adjustment for gain on sale of available for sale securities	(47)	(172)	(503)	(418)

Net unrealized gain on available for sale securities	11	1,038	2,149	698
Tax expense	4	353	731	237

Other comprehensive income	7	685	1,418	461
Comprehensive Income	$3,022	$3,305	$9,888	$8,029

Earnings Per Share - Basic and Diluted	$0.65	$0.57	$1.84	$1.64

Dividends Declared	$0.23	$0.22	$0.68	$0.65

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income	$8,470	$7,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,112	1,176
Accretion and amortization of available for sale securities, net	833	924
Amortization of servicing rights	311	276
Amortization of core deposit intangible	242	242
Compensation expense related to stock awards	297	224
Provision for loan loss	924	540
Gain on sale of loans held for sale	(619)	(531)
Originations of loans held for sale	(44,296)	(39,840)
Proceeds from sale of loans held for sale	44,119	39,812
Loss on sale of other assets	39	43
Gain on sales of securities available for sale	(503)	(418)
Change in other assets and other liabilities, net	(1,300)	(385)

Net cash provided by operating activities	9,629	9,631

Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	22,910	8,023
Sales	45,418	44,624
Purchases	(55,863)	(48,404)
Net change in interest-bearing time deposits	(1,915)	—
Proceeds from sales of assets	20	54
Additions to premises and equipment	(1,901)	(1,037)
Loan originations and principal collections, net	(52,996)	(13,565)

Net cash used in investing activities	(44,327)	(10,305)

Cash Flows from Financing Activities
Net change in deposits	66,762	5,482
Net change in federal funds purchased and securities sold under agreements to repurchase	(19,328)	5,542
Purchase of Treasury Stock	(194)	(493)
Cash dividends paid on common stock	(3,062)	(2,934)

Net cash provided by financing activities	44,178	7,597

Net Increase in Cash and Cash Equivalents	9,480	6,923

Cash and cash equivalents - Beginning of year	22,018	24,295

Cash and cash equivalents - End of period	$31,498	$31,218

Supplemental Information
Cash paid during the year for:
Interest	$3,098	$2,654

Income taxes	$4,718	$1,705

Noncash investing activities:
Transfer of loans to other real estate owned	$376	$113

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that are expected for the year ended December 31, 2016. The condensed consolidated balance sheet of the Company as of December 31, 205, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

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

The amortization expense for the year ended December 31, 2015 was $323 thousand. Of the $322 thousand to be expensed in 2016, $242 thousand has been expensed for the nine months ended September 30, 2016. $242 thousand was also expensed for the nine months ended September 30, 2015.

	Hicksville	Custar	Total
2016	$155	$167	$322
2017	78	167	245
2018	—	167	167
2019	—	167	167
2020	—	161	161
	$233	$829	$1,062

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$30,962	$97	$—	$31,059
U.S. Government agencies	99,161	502	(9)	99,654
Mortgage-backed securities	29,986	408	(4)	30,390
State and local governments	61,893	1,488	(11)	63,370

Total available-for-sale securities	$222,002	$2,495	$(24)	$224,473

	(In Thousands)
	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$38,778	$36	$(309)	$38,505
U.S. Government agencies	99,000	55	(835)	98,220
Mortgage-backed securities	26,157	283	(116)	26,324
State and local governments	70,858	1,290	(82)	72,066

Total available-for-sale securities	$234,793	$1,664	$(1,342)	$235,115

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

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2016
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Government agencies	$(9)	$2,981	$—	$—
Mortgage-backed securities	(4)	4,492	—	—
State and local governments	(8)	1,040	(3)	827

Total available-for-sale securities	$(21)	$8,513	$(3)	$827

	(In Thousands)
	December 31, 2015
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(142)	$23,241	$(167)	$10,195
U.S. Government agencies	(635)	68,957	(200)	9,793
Mortgage-backed securities	(60)	6,331	(56)	3,580
State and local governments	(54)	7,920	(28)	1,725

Total available-for-sale securities	$(891)	$106,449	$(451)	$25,293

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

Below are the gross realized gains and losses as of September 30 for each of the years presented.

	(In Thousands)
	2016	2015
Gross realized gains	$513	$418
Gross realized losses	(10)	—

Net realized gains	$503	$418

Tax expense related to net realized gains	$171	$142

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income. The net realized gain is included in net gain on sale of available-for-sale securities and the related tax expense is included in income tax expense in the condensed consolidated statements of income and comprehensive income.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$16,638	$16,660
After one year through five years	119,625	120,549
After five years through ten years	52,489	53,310
After ten years	3,264	3,564

Total	$192,016	$194,083
Mortgage-backed securities	29,986	30,390

Total	$222,002	$224,473

Investments with a carrying value of $193.3 million and $189.3 million at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of September 30, 2016 and December 31, 2015.

NOTE 4 LOANS

The Company had $1.6 million in loans held for sale at September 30, 2016 as compared to $1.2 million in loans held for sale at December 31, 2015. Due to materiality, these loans are included in the Consumer Real Estate and Agricultural Real Estate loan numbers.

Loan balances as of September 30, 2016 and December 31, 2015:

	(In Thousands)
Loans:	September 30, 2016	December 31, 2015
Consumer Real Estate	$87,222	$88,189
Agricultural Real Estate	60,206	58,525
Agricultural	79,191	82,654
Commercial Real Estate	370,315	322,762
Commercial and Industrial	105,961	100,125
Consumer	30,585	27,770
Industrial Development Bonds	5,892	6,491

	739,372	686,516
Less: Net deferred loan fees and costs	(690)	(638)

	738,682	685,878
Less: Allowance for loan losses	(6,612)	(6,057)

Loans - Net	$732,070	$679,821

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following is a maturity schedule by major category of loans as of September 30, 2016:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer Real Estate	$944	$12,183	$74,095
Agricultural Real Estate	745	3,189	56,272
Agricultural	50,164	23,273	5,754
Commercial Real Estate	13,808	91,293	265,214
Commercial and Industrial	47,474	32,484	26,003
Consumer	5,230	19,157	6,198
Industrial Development Bonds	1,000	185	4,707

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2016. Variable rate loans whose current rates are equal to their floor or ceiling are classified as fixed in this table.

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$55,459	$31,763
Agricultural Real Estate	43,065	17,141
Agricultural	49,358	29,833
Commercial Real Estate	233,377	136,938
Commercial and Industrial	61,617	44,344
Consumer	26,283	4,302
Industrial Development Bonds	5,892	—

As of September 30, 2016 and December 31, 2015 one to four family residential mortgage loans amounting to $21.3 and $20.0 million, respectively, have been pledged as security for future loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of September 30, 2016 and December 31, 2015, net of deferred loan fees and costs:

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$160	$0	$211	$371	$86,527	$86,898	$0
Agricultural Real Estate	—	—	132	132	60,030	60,162	—
Agricultural	—	—	—	—	79,332	79,332	—
Commercial Real Estate	—	395	—	395	369,326	369,721	—
Commercial and Industrial	—	—	46	46	111,907	111,953	—
Consumer	10	4	—	14	30,602	30,616	—

Total	$170	$399	$389	$958	$737,724	$738,682	$0

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$303	$47	$357	$707	$87,240	$87,947	$0
Agricultural Real Estate	—	—	162	162	58,301	58,463	—
Agricultural	—	145	—	145	82,617	82,762	—
Commercial Real Estate	236	—	841	1,077	321,153	322,230	—
Commercial and Industrial	51	—	20	71	106,618	106,689	—
Consumer	19	9	—	28	27,759	27,787	—

Total	$609	$201	$1,380	$2,190	$683,688	$685,878	$0

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2016 and December 31, 2015:

	(In Thousands)
	September 30,	December 31,
	2016	2015
Consumer Real Estate	$837	$1,155
Agricultural Real Estate	132	162
Agricultural	—	—
Commercial Real Estate	—	484
Commercial & Industrial	163	202
Consumer	—	38

Total	$1,132	$2,041

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

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of September 30, 2016 and December 31, 2015:

	(In Thousands)
					Industrial
	Agricultural		Commercial	Commercial	Development
	Real Estate	Agricultural	Real Estate	and Industrial	Bonds
September 30, 2016
1-2	$4,120	$8,062	$1,806	$1,623	$—
3	17,861	23,442	25,792	22,225	2,745
4	36,512	46,157	334,827	81,177	3,147
5	1,346	1,671	1,282	431	—
6	323	—	5,570	487	—
7	—	—	444	118	—
8	—	—	—	—	—

Total	$60,162	$79,332	$369,721	$106,061	$5,892

					Industrial
	Agricultural		Commercial	Commercial	Development
	Real Estate	Agricultural	Real Estate	and Industrial	Bonds
December 31, 2015
1-2	$5,841	$12,025	$597	$261	$—
3	16,593	21,247	24,264	22,300	3,100
4	35,475	49,220	293,381	76,855	3,391
5	192	250	1,738	57	—
6	362	—	1,828	543	—
7	—	20	422	182	—
8	—	—	—	—	—

Total	$58,463	$82,762	$322,230	$100,198	$6,491

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2016 and December 31, 2015.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	September 30, 2016	December 31, 2015
Grade
Pass	$86,423	$87,292
Special Mention (5)	10	48
Substandard (6)	136	332
Doubtful (7)	329	275

Total	$86,898	$87,947

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Performing	$3,726	$3,901	$26,870	$23,863
Nonperforming	—	—	20	23

Total	$3,726	$3,901	$26,890	$23,886

Information about impaired loans as of September 30, 2016, December 31, 2015 and September 30, 2015 are as follows:

	(In Thousands)
	September 30, 2016	December 31, 2015	September 30, 2015
Impaired loans without a valuation allowance	$515	$1,257	$1,483
Impaired loans with a valuation allowance	891	879	1,058

Total impaired loans	$1,406	$2,136	$2,541

Valuation allowance related to impaired loans	$125	$330	$465
Total non-accrual loans	$1,132	$2,041	$2,294
Total loans past-due ninety days or more and still accruing	$—	$—	$—
Quarter ended average investment in impaired loans	$1,499	$2,207	$2,924
Year to date average investment in impaired loans	$1,843	$2,509	$2,609

No additional funds are committed to be advanced in connection with impaired loans.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Bank had approximately $562 thousand of its impaired loans classified as troubled debt restructured (TDR) as of September 30, 2016, $1.1 million as of December 31, 2015 and $1.2 million as of September 30, 2015. During the year-to-date 2016, one new loan was considered TDR. This loan is making interest-only payments.

The following table represents three and nine months ended September 30, 2016.

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Nine Months	Number of	Modification	Modification
September 30, 2016	Contracts	Outstanding	Outstanding	September 30, 2016	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment	Troubled Debt Restructurings	Last 6 Months	Investment	Investment
Consumer Real Estate	—	—	—	Consumer Real Estate	1	$138	$138
The following table represents three and nine months ended September 30, 2015.
		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Nine Months	Number of	Modification	Modification
September 30, 2015	Contracts	Outstanding	Outstanding	September 30, 2015	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment	Troubled Debt Restructurings	Last 9 Months	Investment	Investment
Commercial Real Estate	—	$—	$—	Commercial Real Estate	1	$528	$430
Commercial and Industrial	—	—	—	Commercial and Industrial	1	25	21

For the three and nine month period ended September 30, 2016 and 2015, there were no TDRs that subsequently defaulted after modification.

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

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for three months ended September 30, 2016 and September 30, 2015.

	(In Thousands)
						QTD
				QTD	QTD	Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
Three Months Ended September 30, 2016	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$383	$383	$—	$51	$—	$—
Agricultural Real Estate	132	132	—	132	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	345	4	4
Commercial and Industrial	—	—	—	446	6	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	329	329	35	377	4	1
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	444	444	68	30	—	—
Commercial and Industrial	118	118	22	118	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$712	$712	$35	$428	$4	$1

Agricultural Real Estate	$132	$132	$—	$132	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$444	$444	$68	$375	$4	$4

Commercial and Industrial	$118	$118	$22	$564	$6	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						QTD
				QTD	QTD	Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
Three Months Ended September 30, 2015	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$201	$201	$—	$159	$2	$2
Agricultural Real Estate	222	222	—	222	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	482	482	—	567	10	10
Commercial and Industrial	578	578	—	462	7	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	305	305	76	182	1	—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	560	560	201	1,013	—	—
Commercial and Industrial	193	193	188	319	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$506	$506	$76	$341	$3	$2

Agricultural Real Estate	$222	$222	$—	$222	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$1,042	$1,042	$201	$1,580	$10	$10

Commercial and Industrial	$771	$771	$188	$781	$7	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for nine months ended September 30, 2016 and September 30, 2015.

	(In Thousands)
						YTD
				YTD	YTD	Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
Nine Months Ended September 30, 2016	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$383	$383	$—	$78	$1	$1
Agricultural Real Estate	132	132	—	152	1	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	367	17	16
Commercial and Industrial	—	—	—	450	18	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	329	329	35	387	11	7
Agricultural Real Estate	—	—	—	13	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	444	444	68	254	—	—
Commercial and Industrial	118	118	22	142	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$712	$712	$35	$465	$12	$8

Agricultural Real Estate	$132	$132	$—	$165	$1	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$444	$444	$68	$621	$17	$16

Commercial and Industrial	$118	$118	$22	$592	$18	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
Nine Months Ended September 30, 2015	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$201	$201	$—	$159	$2	$2
Agricultural Real Estate	222	222	—	99	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	482	482	—	400	10	10
Commercial and Industrial	578	578	—	420	20	—
Consumer	—	—	—	—	13	—
With a specific allowance recorded:
Consumer Real Estate	305	305	76	133	8	7
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	560	560	201	1,069	—
Commercial and Industrial	193	193	188	327	—	—
Consumer	—	—	—	2	—	—

Totals:
Consumer Real Estate	$506	$506	$76	$292	$10	$9

Agricultural Real Estate	$222	$222	$—	$99	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$1,042	$1,042	$201	$1,469	$10	$10

Commercial and Industrial	$771	$771	$188	$747	$20	$—

Consumer	$—	$—	$—	$2	$13	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

As of September 30, 2016, the Company had $808 thousand of foreclosed residential real estate property obtained by physical possession and $211 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of September 30, 2015, the Company had $452 thousand of foreclosed residential real estate property obtained by physical possession and $411 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Nine Months Ended	Twelve Months Ended
	September 30, 2016	December 31, 2015
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,057	$5,905
Provision for loan loss	924	625
Loans charged off	(476)	(1,030)
Recoveries	107	557

Allowance for Loan & Lease Losses	$6,612	$6,057

Allowance for Unfunded Loan Commitments & Letters of Credit	$227	$208

Total Allowance for Credit Losses	$6,839	$6,265

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended September 30, 2016 and September 30, 2015 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$413	$229	$591	$2,717	$1,215	$365	$219	$963	$6,712
Charge Offs	(42)	—	(3)	(90)	—	(83)	—	—	(218)
Recoveries	1	—	4	2	3	19	—	—	29
Provision (Credit)	(86)	5	(12)	376	(23)	59	—	(11)	308
Other Non-interest expense related to unfunded	—	—	—	—	—	—	8	—	8

Ending Balance	$286	$234	$580	$3,005	$1,195	$360	$227	$952	$6,839

Ending balance: individually evaluated for impairment	$35	$—	$—	$68	$22	$—	$—	$—	$125

Ending balance: collectively evaluated for impairment	$251	$234	$580	$2,937	$1,173	$360	$227	$952	$6,714

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$86,898	$60,162	$79,332	$369,721	$111,953	$30,616	$—	$—	$738,682

Ending balance: individually evaluated for impairment	$712	$132	$—	$444	$118	$—	$—	$—	$1,406

Ending balance: collectively evaluated for impairment	$86,186	$60,030	$79,332	$369,277	$111,835	$30,616	$—	$—	$737,276

Ending balance: loans acquired with deteriorated credit quality	$265	$—	$—	$—	$—	$—	$—	$—	$265

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$309	$189	$519	$2,286	$1,288	$309	$201	$1,027	$6,128
Charge Offs	—	—	—	(25)	(79)	(73)	—	—	(177)
Recoveries	12	—	61	1	66	32	—	—	172
Provision (Credit)	32	7	(60)	144	(125)	56	—	189	243
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(5)	—	(5)

Ending Balance	$353	$196	$520	$2,406	$1,150	$324	$196	$1,216	$6,361

Ending balance: individually evaluated for impairment	$76	$—	$—	$201	$188	$—	$—	$—	$465

Ending balance: collectively evaluated for impairment	$277	$196	$520	$2,205	$962	$324	$196	$1,216	$5,896

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$88,020	$54,995	$73,310	$301,342	$91,114	$26,458	$—	$—	$635,239

Ending balance: individually evaluated for impairment	$506	$222	$—	$1,042	$771	$—	$—	$—	$2,541

Ending balance: collectively evaluated for impairment	$87,514	$54,773	$73,310	$300,300	$90,343	$26,458	$—	$—	$632,698

Ending balance: loans acquired with deteriorated credit quality	$512	$—	$—	$—	$—	$—	$—	$—	$512

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis, presented in thousands, related to the allowance for credit losses for nine months ended September 30, 2016 and September 30, 2015 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$338	$211	$582	$2,516	$1,229	$337	$208	$844	$6,265
Charge Offs	(106)	—	(21)	(93)	(20)	(236)	—	—	(476)
Recoveries	23	—	9	7	8	60	—	—	107
Provision (Credit)	31	23	10	575	(22)	199	—	108	924
Other Non-interest expense related to unfunded	—	—	—	—	—	—	19	—	19

Ending Balance	$286	$234	$580	$3,005	$1,195	$360	$227	$952	$6,839

Ending balance: individually evaluated for impairment	$35	$—	$—	$68	$22	$—	$—	$—	$125

Ending balance: collectively evaluated for impairment	$251	$234	$580	$2,937	$1,173	$360	$227	$952	$6,714

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$86,898	$60,162	$79,332	$369,721	$111,953	$30,616	$—	$—	$738,682

Ending balance: individually evaluated for impairment	$712	$132	$—	$444	$118	$—	$—	$—	$1,406

Ending balance: collectively evaluated for impairment	$86,186	$60,030	$79,332	$369,277	$111,835	$30,616	$—	$—	$737,276

Ending balance: loans acquired with deteriorated credit quality	$265	$—	$—	$—	$—	$—	$—	$—	$265

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2015
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$537	$184	$547	$2,367	$1,421	$323	$207	$526	$6,112
Charge Offs	—	—	—	(111)	(468)	(219)	—	—	(798)
Recoveries	39	—	64	203	88	124	—	—	518
Provision (Credit)	(223)	12	(91)	(53)	109	96	—	690	540
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(11)	—	(11)

Ending Balance	$353	$196	$520	$2,406	$1,150	$324	$196	$1,216	$6,361

Ending balance: individually evaluated for impairment	$76	$—	$—	$201	$188	$—	$—	$—	$465

Ending balance: collectively evaluated for impairment	$277	$196	$520	$2,205	$962	$324	$196	$1,216	$5,896

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$88,020	$54,995	$73,310	$301,342	$91,114	$26,458	$—	$—	$635,239

Ending balance: individually evaluated for impairment	$506	$222	$—	$1,042	$771	$—	$—	$—	$2,541

Ending balance: collectively evaluated for impairment	$87,514	$54,773	$73,310	$300,300	$90,343	$26,458	$—	$—	$632,698

Ending balance: loans acquired with deteriorated credit quality	$512	$—	$—	$—	$—	$—	$—	$—	$512

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

	In Thousands
	Three Months Ended		Year to Date Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Earnings per share
Net income	$3,015	$2,620	$8,470	$7,568
Less: distributed earnings allocated to participating securities	(10)	(9)	(27)	(23)
Less: undistributed earnings allocated to participating securities	(16)	(11)	(45)	(32)

Net earnings available to common shareholders	$2,989	$2,600	$8,398	$7,513

Weighted average common shares outstanding including participating securities	4,612,766	4,615,379	4,609,188	4,615,689
Less: average unvested restricted shares	(40,211)	(35,092)	(38,933)	(33,654)

Weighted average common shares outstanding	4,572,555	4,580,287	4,570,255	4,582,035

Basic earnings and diluted per share	$0.65	$0.57	$1.84	$1.64

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2016 and December 31, 2015 are reflected below.

	(In Thousands)
	September 30, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$31,498	$31,498	$31,498	$—	$—
Interest-bearing time deposits	1,915	1,915	—	1,915	—
Securities—available-for-sale	224,473	224,473	31,059	191,873	1,541
Other Securities	3,717	3,717	—	—	3,717
Loans, net	732,070	735,456	—	—	735,456
Interest receivable	4,430	4,430	—	—	4,430
Financial Liabilities:
Interest bearing Deposits	$449,879	$449,879	$—	$—	$449,879
Non-interest bearing Deposits	176,180	176,180	—	176,180	—
Time Deposits	212,042	212,254	—	—	212,254

Total Deposits	$838,101	$838,313	$—	$176,180	$662,133
Fed Funds purchased and Securities sold under agreements to repurchase	$59,487	$59,487	$—	$—	$59,487
Federal Home Loan Bank advances	10,000	10,041	—	—	10,041
Interest payable	228	228	—	—	228

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2015
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$22,018	$22,018	$22,018	$—	$—
Securities—available-for-sale	235,115	235,115	38,505	189,258	7,352
Other Securities	3,717	3,717	—	—	3,717
Loans, net	679,821	683,332	—	—	683,332
Interest receivable	3,589	3,589	—	—	3,589
Financial Liabilities:
Interest bearing Deposits	$415,942	$415,942	$—	$—	$415,942
Non-interest bearing Deposits	171,112	171,112	—	171,112	—
Time Deposits	184,285	184,308	—	—	184,308

Total Deposits	$771,339	$771,362	$—	$171,112	$600,250
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	$78,815	$78,815	$—	$—	$78,815
Federal Home Loan Bank advances	10,000	9,986	—	—	9,986
Interest payable	185	185	—	—	185

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

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
September 30, 2016	Assets (Level 1)	(Level 2)	(Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$31,059	$—	$—
U.S. Government agencies	—	99,654	—
Mortgage-backed securities	—	30,390	—
State and local governments	—	61,829	1,541

Total Securities Available-for-Sale	$31,059	$191,873	$1,541

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2015	Assets (Level 1)	(Level 2)	(Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$38,505	$—	$—
U.S. Government agencies	—	98,220	—
Mortgage-backed securities	—	26,324	—
State and local governments	—	64,714	7,352

Total Securities Available-for-Sale	$38,505	$189,258	$7,352

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of September 30, 2016 and September 30, 2015.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2016	$5,904	$1,448	$7,352
Change in Market Value	—	93	93
Payments & Maturities	(5,904)	—	(5,904)

Balance at September 30, 2016	$—	$1,541	$1,541

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2015	$6,638	$1,293	$7,931
Change in Market Value	(256)	130	(126)
Payments & Maturities	(200)	—	(200)

Balance at September 30, 2015	$6,182	$1,423	$7,605

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2016 and December 31, 2015, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At September 30, 2016 and December 31, 2015, fair value of collateral dependent impaired loans categorized as Level 3 were $766 and $549 thousand, respectively. The specific allocation for impaired loans was $125 and $330 thousand as of September 30, 2016 and December 31, 2015, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at			Range
	September 30, 2016	Valuation Technique	Unobservable Inputs	(Weighted Average)
State and local government	$1,541	Discounted Cash Flow	Credit strength of underlying project or	0-5%
			entity / Discount rate
Collateral dependent Impaired loans	766	Collateral based measurements	Discount to reflect current market	0-50%
			conditions and ultimate collectability
Other real estate owned - residential	165	Appraisals	Discount to reflect current market	0-20%
Other real estate owned - commercial	—	Appraisals	Discount to reflect current market	0-20%
				Range

				Range
	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	(Weighted Average)
State and local government	$7,352	Discounted Cash Flow	Credit strength of underlying project or	0-5%
			entity / Discount rate
Collateral dependent Impaired loans	549	Collateral based measurements	Discount to reflect current market	0-50%
			conditions and ultimate collectability
Other real estate owned - residential	—	Appraisals	Discount to reflect current market	0-20%
Other real estate owned - commercial	216	Appraisals	Discount to reflect current market	0-20%

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on September 30, 2016 and December 31, 2015:

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2016
		Quoted Prices in Active
(In Thousands)	Balance at	Markets for Identical	Significant Observable Inputs	Significant Unobservable Inputs
	September 30, 2016	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$766	$—	$—	$766
Other real estate owned residential mortgages	$165	$—	$—	$165

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015
		Quoted Prices in Active
(In Thousands)		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2015	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$549	$—	$—	$549
Other real estate owned commercial	$216	$—	$—	$216

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At September 30, 2016 and December 31, 2015, the Company estimates that there is no impairment of these assets.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $0 and $22 million in Federal Funds Purchased as of September 30, 2016, and December 31, 2015, respectively. During the same time periods the company also had $59 million and $57 million in securities sold under agreement to repurchase.

	September 30, 2016
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$—	$—	$—	$—	$—
Repurchase Agreements; US Treasury & agency securities	$39,077	$—	$—	$20,410	$59,487

	$39,077	$—	$—	$20,410	$59,487

	December 31, 2015
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$22,000	$—	$—	$—	$22,000
Repurchase Agreements; US Treasury & agency securities	$39,691	$—	$—	$17,124	$56,815

	$61,691	$—	$—	$17,124	$78,815

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 was issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 eliminate the probable initial recognition in current GAAP and reflect an entity’s current estimate of all expected credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of ASU 2016-13 on its accounting and disclosures.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Loan growth continued to drive improvement in the net interest income of the Company. It also translated into an improved bottom line even with the increased provision for loan losses expense. As harvest in the Company’s market area continues, the majority of agricultural producers have reported high crop yields. Prices, however, remain weak so it is expected that inventories may increase. Profits may not be as high as prior recent years but should be adequate and above breakeven. Farmers may increase line usage for 2017 inputs until prices improve. Asset quality remains strong. Consumer loans also maintained strong growth through the third quarter of 2016. Automobile loans lead the improvement as area dealers also reported increased levels of sales. One-to four family residential mortgage loan activity increased as long term interest rates remain at low levels. Regulatory requirements have lengthened the time for a loan to close from when the application is taken. Tighter profit margins are impacting used equipment valuations, purchases and sales. Land prices have decreased slightly with the greater fluctuations in the lower quality land.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (Continued)

Unemployment rates continue to improve throughout the Company’s market area. Manufacturing activity remains similar to last year. Low gas prices continue to help the local economies. Commercial lending remains firm with the growth in the portfolio dominated by market share increases. Modest improvement in the economy has not spurred much in expansion. The Company’s growth has been largely attributable to expanding relationships with newer customers and acquiring customers from our competitors.

Loan growth drove the improvement in net interest income as compared to last year and was the driving factor for the increased loan loss provision. Noninterest income also strengthened and net income after taxes ended the third quarter 2016 was 15.1% above third quarter 2015. The 12.6% increase in net interest income after provision for loan losses, and a 3.1% increase in noninterest income, partially offset by a 6.3% increase in noninterest expense, resulted in a 14.0% increase in earnings per share for the 2016 third quarter as compared to 2015’s third quarter.

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (the “Company”) is a financial holding company incorporated under the laws of Ohio in 1985. Our subsidiaries are, The Farmers & Merchants State Bank (the “Bank”), a community bank operating in Northwest Ohio since 1897 and Farmers & Merchants Risk Management, Inc., a captive insurance company formed in December 2014 and is located in Nevada. We report our financial condition and net income on a consolidated basis and we have only one segment.

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

The Bank will be opening its twenty-fourth location in Bowling Green, Ohio in the fourth quarter. It is the second leased office and was renovated to meet the Bank’s needs before opening.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Over the past couple of years, the Bank has updated its consumer offerings with “Secure” and “Pure” checking in 2014 and with KASASA Cash Bank in 2015. Upgrades to our digital products and services continue to occur in both retail and business lines.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, Wood and in the Indiana counties of DeKalb and Steuben. In the second quarter of 2016 the Bank added the Indiana county of Allen to its service area with the opening of its newly constructed office in Fort Wayne. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At September 30, 2016, we had 268 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be good.

REGULATORY DEVELOPMENTS

The Bank has been attentive to the significant final mortgage rules, revisions to the rules, and additional guidance issued by the Consumer Financial Protection Bureau (CFPB) to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act provisions. Effective January 2014, these rules altered the landscape for the entire mortgage lending industry. The Bank continues to test, train, validate results, and review the applicable requirements of these new mortgage rules. The TILA-RESPA Integrated Disclosure (TRID) rules became effective on October 3, 2015. The Bank’s residential mortgage lending staff worked closely with the Bank’s mortgage loan origination software vendor and diligently strived to achieve TRID compliance as of the October 2015 effective date. The vendor has been attentive to the key regulatory requirements and receptive to its individual clients’ needs. Further changes and enhancements to the loan origination software have served to better accommodate documentation needs and compliance strategies. Bank staff has continued outreach efforts with real estate agents, attorneys, and closing agents to further cultivate collaboration and attain TRID compliance, and thus minimize the impact of these regulatory changes on home loan borrowers. Due to the complexities of the new TRID rules, the lack of clarity or guidance involving various provisions, and the lingering uncertainties regarding liability, remaining attentive to industry questions and concerns to ensure full compliance remains an ongoing priority. The Bank has committed to make good faith efforts in compliance with the technical requirements of the TRID rules. The industry awaited a Proposed Rule announced in April 2016 by the CFPB which was released in August 2016 and subject to comment until October 18, 2016. The Proposed Rule is intended to resolve places in areas of the regulation text and commentary where the CFPB believes adjustments would be useful for greater certainty and clarity. Though various matters proposed do appear to provide more certainty, when issued, the final rules will have to be carefully evaluated to discern what matters have achieved more clarity and what remains unclear.

Implementation of the new Military Lending Act (MLA) requirements was completed to meet the mandatory compliance date of October 3, 2016. New requirements have resulted in expanded coverage of more types of loans. The MLA is intended to protect active duty military service members and their dependents from potentially abusive lending practices. Employees received training on new MLA requirements. The Department of Defense’s August 26, 2016 publication of an interpretive rule which provided 19 questions and answers was intended to provide guidance and further clarifications on certain questions and matters. The types of consumer purpose covered loans offered by the Bank that could be made to active duty military service members, as well as their dependents were identified. Safe harbor methods to identify covered borrowers who are military service members or their dependents were implemented,

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATORY DEVELOPMENTS (Continued)

along with disclosures required to be provided. Prohibited loan provisions were addressed in loan contracts to ensure they conform to MLA restrictions. Loan Application and Loan Origination software vendors’ readiness was critical to properly addressing MLA requirements. Credit card accounts are not covered by MLA requirements until October 3, 2017.

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

OREO Property held for sale and is initially recorded at fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.

Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported in non-interest income or non-interest expense determined by whether in a gain or loss position overall. At September 30, 2016, OREO Property holdings were $1.3 million and were $1.3 million as of December 31, 2015 and $1.1 million as of September 30, 2015.

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

The Bank is required to estimate the value of its Mortgage Servicing Rights. The Bank recognizes as separate assets rights to service fixed rate single-family mortgage loans that it has sold without recourse but services for others for a fee. Mortgage servicing assets are initially recorded at cost, based upon pricing multiples as determined by the purchaser, when the loans are sold. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income using the level yield method. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. The valuation is completed by an independent third party.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

The Bank’s mortgage servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. The amortization thereof is recorded in non-interest expense. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Bank will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Bank’s loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. Management, with the advice from its third party valuation firm, reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter’s analysis related to the mortgage servicing asset. In addition, based upon the independent third party’s valuation of the Bank’s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Bank’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights. For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company ended March 31, 2016 with its total asset balance over a billion dollars. It represented a new record high in the Company’s 119 year history. The Bank did not reach a billion dollars in total assets until the quarter ending, June 30, 2016. The Company plans to continue in its growth mode with the addition of the Bank’s 23rd office which opened April 7, 2016 in Indiana, making it the fourth office in the state. The Bank will also be adding its 24th office during the fourth quarter with a leased office in Bowling Green, Ohio.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity in terms of cash and cash equivalents ended almost $9.5 million higher as of September 30, 2016 than it was at yearend December 31, 2015. Decreased securities along with increased deposits funded the $52.2 million increase in net loans since yearend 2015. The largest loan growth occurred in commercial real estate and commercial and industrial. Agricultural real estate and the consumer portfolios also experienced increases. The largest decline was in agricultural which seasonally increases at the end of the year.

In comparing to the same period, prior year, the September 30, 2016 (net of deferred fees) loan balances of $738.7 million accounted for a 16.3% increase when compared to $635.2 million. The year over year improvement was made up of a 25.6% increase in commercial and industrial, a 22.7% increase in commercial real estate, a 15.7% increase in consumer and lastly a combined 17.6% increase in agricultural related, 9.4% in agricultural real estate and 8.2% in non-real estate agricultural. Consumer real estate decreased by 1.3% while Industrial Development Bonds (“IDB’s”) decreased 11.4%. While the last percentage seems high, the decrease in dollars was only $757 thousand. The Company credits the growth to a strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio by category as of September 30 for the last three years, net of deferred fees and costs.

	(In Thousands)
	September-16	September-15	September-14
	Amount	Amount	Amount
Consumer Real Estate	$86,898	$88,020	$97,651
Agricultural Real Estate	60,162	54,995	48,812
Agricultural	79,332	73,310	67,221
Commercial Real Estate	369,721	301,342	274,074
Commercial and Industrial	106,061	84,465	92,926
Consumer	30,616	26,458	23,066
Industrial Development Bonds	5,892	6,649	4,854

Total Loans, net	$738,682	$635,239	$608,604

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2016. The security portfolio decreased $10.6 million in the first three quarters 2016 from yearend 2015 and is lower by $20.3 million from September 30, 2015. The current portfolio is in a net unrealized gain position of $1.6 million. With the exception of stock, which is shown as other securities, all of the Company’s security portfolio is categorized as “available for sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional run-off and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $106.5 million of unsecured borrowing capacity through its correspondent banks.

Overall assets grew 5.6% since yearend 2015 and 9.1% since September 30, 2015. The largest growth was in the loan portfolios.

Deposits accounted for the largest growth within liabilities, up 8.7% or $66.8 million since yearend and 9.1% or $70.1 million over September 30, 2015 balances. Core deposits continue to drive the increase which provide the greatest benefit for both lower cost of funds and the opportunity to generate additional noninterest income. When comparing to a year ago, other borrowed money increased $10 million as the borrowings took place during the fourth quarter of 2015.

Time deposits increased during the third quarter due to the use of short term deposits from the Promontory Network. The Promontory Network has been used by the Bank for many years to provide additional FDIC insurance coverage to the Bank’s depositors having deposits with the Bank in excess of the FDIC’s insurance limits by using Promontory’s CDARS product. When the Bank, as a member of the network, places a customer’s deposit using the CDARS service, the deposit is divided into amounts under the standard FDIC insurance maximum and placed with other Network

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

member banks in exchange for certificates of deposit. This makes the full amount placed by the Bank eligible for FDIC coverage. The Bank used the CDARS product in a reciprocal manner previously and expanded into a “one-way” usage whereby the Bank can place or receive time deposits.

As of September 30, 2016, the Bank had balances of $25.3 million in the one-way receipt of funds from the network. This was the main factor in the increased time deposits. Original maturities are six months or less. The Bank will continue to explore additional sources of funds to supplement deposit growth and provide a base for future loan growth.

Federal Funds purchased and securities sold under agreements to repurchase decreased $2.0 million when comparing September 30, 2016 balances to September 30, 2015. This category decreased by $19.3 million when comparing September 30, 2016 to December 31, 2015. Borrowings from FHLB in fourth quarter 2015 aided in the year over year decrease as these replaced $10 million of Fed Funds purchased.

Shareholder’s equity increased by $6.8 million as of the third quarter of 2016 compared to yearend 2015, as earnings exceeded dividend declarations. Accumulated other comprehensive income increased in gain position $1.4 million which encompassed the shift of $503 thousand from unrealized gain to realized gain with the sale of securities since yearend 2015. Dividends paid year-to-date differed by $128.0 thousand from the same period last year.

The beginning of the Basel III capital rule applies in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% is the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. The total buffer requirement will increase to 2.5% for calendar year 2019. As of September 30, 2016, the Company and the Bank are both positioned well above the 2019 requirement.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	11.74%
Risk Based Capital Tier I	14.04%
Total Risk Based Capital	14.83%
Stockholders’ Equity/Total Assets	12.15%
Capital Conservation Buffer	6.83%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended September 30, 2016, 2015 and June 30, 2016.

The third quarter 2016 had an increase of 2.3% or $16.5 million in net average loan growth over the average balances of second quarter 2016. This result emphasizes that the trend of solid loan growth continues, with new loans providing more than just replacement of pay downs. The benefits of these higher loan balances can be seen in interest income from loans, as it was $267 thousand higher for the quarter ended September 30, 2016, over the second quarter 2016.

The higher levels of loan interest income helped to offset the available-for-sale securities portfolio, which decreased in average balances, whether comparing to last quarter or the previous year. The decreased balances were expected as available for sale securities represented a source of funds for loan growth. The income associated with the security portfolio decreased by $72 thousand in comparison to second quarter 2016 and $156 thousand in comparison to the same third quarter 2015. The benefit of the increase in interest income from loans was well above the loss of interest income from the smaller security portfolio.

When comparing third quarter 2016 to third quarter 2015, average loan balances grew $109.2 million. This represented a strong 17.4% increase in a one year time period. Interest income also experienced an impressive increase of $3.4 million as compared to the quarter ended September 30, 2015. Overall, interest income for the quarter comparisons was higher for third quarter 2016 by 2.2% or $203 thousand as to last quarter 2016 and by 13.6% or $1.1 million as to same quarter 2015.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

In terms of annualized yield, for the quarter ended September 30, 2016, it was 4.03% which compares to last quarter’s 3.99% and a year ago third quarter ended September 30, 2015 of 3.96%. The following chart demonstrates the value of increased loan balances in the balance sheet mix, even if outset by lower balances in other interest bearing assets.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended September 30, 2016		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/ Dividends	September 30, 2016	September 30, 2015
Loans	$736,924	$8,629	4.69%	4.77%
Taxable Investment Securities	164,222	646	1.57%	1.57%
Tax-exempt Investment Securities	53,395	293	3.33%	3.52%
Fed Funds Sold & Interest Bearing Deposits	13,832	22	0.64%	0.25%

Total Interest Earning Assets	$968,373	$9,590	4.03%	3.96%

Change in Quarter to Date September 30, 2016 Interest Income Compared to September 30, 2015 (In Thousands)

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$1,288	$1,416	$(128)
Taxable Investment Securities	(52)	(55)	3
Tax-exempt Investment Securities	(105)	(126)	21
Fed Funds Sold & Interest Bearing Deposits	15	4	11

Total Interest Earning Assets	$1,146	$1,239	$(93)

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2016. Third quarter 2016 was higher by $164 thousand than third quarter 2015. Since 2015, average interest-bearing deposit balances have increased $57 million and resulted in $106 thousand more in interest expense for the most recent quarter. Additionally, interest expense on Fed Funds Purchased, Securities Sold Under Agreement to Repurchase and FHLB borrowings was up $21 thousand in the third quarter 2016 over the same time frame in 2015.

In comparing third quarter 2016 to second quarter 2016, interest expense increased $52 thousand. Interest expense on deposits increased $62 thousand, as average balances were $27 million higher for the third quarter.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Quarter to Date Ended September 30, 2016		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/ Dividends	September 30, 2016	September 30, 2015
Savings Deposits	$456,013	$433	0.38%	0.38%
Other Time Deposits	203,368	514	1.01%	0.95%
Other Borrowed Money	10,000	37	1.48%	0.00%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	61,874	115	0.74%	0.65%

Total Interest Bearing Liabilities	$731,255	$1,099	0.60%	0.57%

Change in Quarter to Date September 30, 2016 Interest Expense Compared to September 30, 2015 (In Thousands)

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$42	$42	$—
Other Time Deposits	64	34	30
Other Borrowed Money	37	37	—
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	21	7	14

Total Interest Bearing Liabilities	$164	$120	$44

Overall, net interest spread and net interest margin figures for the third quarter 2016 are higher than last year and down just a tick from last quarter. As the chart below illustrates, higher yields on interest and dividend income offset the higher interest expense in the most recent quarter when comparing to the same period a year ago. Interest expense for the quarter as compared to last quarter increased more than the improvement to the asset yield, some of which can be attributed to a higher number of days in the current quarter compared to last quarter.

	9/30/2016	9/30/2015	6/30/2016
Interest/Dividend income/yield	4.03%	3.96%	3.99%
Interest Expense / yield	0.60%	0.57%	0.52%

Net Interest Spread	3.43%	3.39%	3.47%

Net Interest Margin	3.57%	3.53%	3.58%

Net interest income was up $982 thousand for the third quarter 2016 over the same time frame in 2015 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned. There has also been a $151 thousand increase in net interest income over second quarter 2016. As the new loans added in 2016 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin.

Noninterest income was up $88 thousand for the third quarter 2016 over the same time frame in 2015. The Company has seen an increase in its mortgage production volume, and as such the gain on the sale of these loans was $33 thousand for the third quarter 2016 over the same period in 2015. The Company also took advantage of market fluctuations in its available-for-sale portfolio and sales on securities were conducted, though $125 thousand lower in the most recent quarter than the same quarter prior year. The largest fluctuation was in the combined service fee lines, which was $180 thousand over same quarter last year.

Noninterest income for the third quarter 2016 also shows improvement over the second quarter by $31 thousand. An increase in customer service fees relates to the collection of prepayment fees on three loans and the foreign ATM fees generated from increased usage of the Bank’s mobile ATM at market area festivities held during the third quarter, specifically county fairs. Second quarter 2016 experienced greater noninterest revenue from gain on sales, both in loans and available for sale securities. These offset the third quarter improvement in customer service fees.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Total provision for loan losses was $65 thousand higher for the third quarter 2016 as compared to the same quarter 2015. Loan growth warranted a higher provision expense be taken in 2016 than in 2015. Management continues to monitor asset quality, making adjustments to the provision as necessary. Loan charge-offs were $41 thousand higher in third quarter 2016 than the same quarter 2015, recoveries decreased $143 thousand. Past due loans decreased $1.3 million from September 30, 2015 to September 30, 2016, the bulk of which came from the commercial real estate portfolio.

Since the second quarter 2016, past due loans have decreased by $449 thousand. Charge-offs were $218 thousand, which was $44 thousand higher than second quarter and recoveries of $29 thousand for the quarter were $14 thousand lower than second quarter. Overall net charge-offs were $189 thousand for third quarter 2016 compared to second quarter 2016’s $131 thousand. Provision expense was $308 thousand in the third quarter 2016, as loan volumes continued to increase during the third quarter.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended September 30, 2016, 2015, and 2014.

[Remainder of this page intentionally left blank]

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	In Thousands
	Three Months Ended September-16	Three Months Ended September-15	Three Months Ended September-14
Loans	$738,682	$635,239	$608,604

Daily average of outstanding loans	$736,924	$627,677	$599,995

Allowance for Loan Losses- Jul 1	$6,493	$5,927	$5,663
Loans Charged off:
Consumer Real Estate	42	—	—
Agriculture Real Estate	—	—	—
Agricultural	3	—	—
Commercial Real Estate	90	25	—
Commercial and Industrial	—	79	—
Consumer	83	73	95

	218	177	95

Loan Recoveries:
Consumer Real Estate	1	12	11
Agriculture Real Estate	—	—	—
Agricultural	4	61	1
Commercial Real Estate	2	1	—
Commercial and Industrial	3	66	5
Consumer	19	32	49

	29	172	66

Net Charge Offs	189	5	29
Provision for loan loss	308	243	282
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses—Sept 30	6,612	6,165	5,916
Allowance for Unfunded Loan Commitments & Letters of Credit Sept 30	227	196	196

Total Allowance for Credit Losses—Sept 30	$6,839	$6,361	$6,112

Ratio of net charge-offs to average Loans outstanding	0.03%	0.00%	0.00%

Ratio of the Allowance for Loan Loss to Nonperforming Loans*	584.18%	266.69%	362.07%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

For the third quarter 2016, noninterest expenses were $410 thousand higher than for the same quarter in 2015. Salaries, wages, and employee benefits increased $312 thousand, with the addition of the Huntertown office, normal merit increases and the hiring of staff for the new Bowling Green office. Data processing charges increased $42 thousand for third quarter 2016 over the third quarter 2015, with the bulk of this being related to the cost of upgrading Bank customer debit cards to incorporate EMV chip card technology, which is more secure than cards having only magnetic strip capabilities. The Bank also signed a 7 year extension contract with our core processor during third quarter 2016. It is expected to better align with our future strategies while controlling costs.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

In comparison to the second quarter 2016, noninterest expenses increased $265 thousand during the third quarter. Employee salaries and benefits increased $275 thousand for the third quarter, as well as a $34 thousand decrease in other general and administrative. These increases stem from the ramp up for the new Bowling Green office to open in fourth quarter.

Overall, net income in the third quarter of 2016 was up $395 thousand as compared to the same quarter last year and improved upon second quarter 2016 income by $41 thousand. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion and doing business in a tough economy.

Comparison of Results of Operation for nine months ended September 30, 2016 and 2015.

Interest Income

Higher loan balances created the improvement in the interest income for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Interest income rose 12.3% or $3.1 million while loans interest income accounted for a 15.7% or $3.4 million increase. Offsetting the improvement from loans was a decrease in securities income of $353 thousand. The change in the balance sheet mix along with the loan growth caused the asset yield to improve by 8 basis points to 4.0% for the year to date quarter 2016 compared to same year to date quarter 2015’s 3.92%.

With each quarter of 2016, the loan growth contributes to the continued improvement in asset yield. The growth factor contribution is shown in the charts which follow. Improvement in loan interest income far outweighs the decrease in income from investment securities.

The average interest earning asset base was $81.1 million higher in third quarter 2016 than for third quarter 2015, an increase of approximately 9.3%.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended 9/30/2016		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/ Dividends	September 30, 2016	September 30, 2015
Loans	$716,731	$24,997	4.66%	4.75%
Taxable Investment Securities	167,668	1,999	1.59%	1.57%
Tax-exempt Investment Securities	55,453	939	3.42%	3.59%
Fed Funds Sold & Interest Bearing Deposits	10,083	46	0.61%	0.23%

Total Interest Earning Assets	$949,935	$27,981	4.00%	3.92%

Change in Year to Date September 30, 2016 Interest Income Compared to September 30, 2015 (In Thousands)

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$3,399	$3,835	$(436)
Taxable Investment Securities	(100)	(127)	27
Tax-exempt Investment Securities	(253)	(300)	47
Fed Funds Sold & Interest Bearing Deposits	18	(29)	47

Total Interest Earning Assets	$3,064	$3,379	$(315)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Interest Expense

Interest expense was also higher for the nine months ended September 30, 2016 compared to the same period from 2015. Interest expense increased $478 thousand for the period when compared to same period from 2015, which represented an increase of 17.9%.

The average balance of interest-bearing liabilities was higher by $51.3 million in 2016 than third quarter 2015. $10 million of which is attributed to the FHLB borrowings. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 5 basis points increase in the cost of funds at 0.59% for third quarter 2016 as compared to 2015’s 0.54%.

The Federal Funds and prime rate increase of 25 basis points in December 2015 had only a marginal effect on the Bank’s pricing methodologies. Rates, both loan and deposit, remain at low levels.

	(In Thousands)
	Year to Date Ended 9/30/16		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/ Dividends	September 30, 2016	September 30, 2015
Savings Deposits	$440,107	$1,292	0.39%	0.38%
Other Time Deposits	192,577	1,394	0.97%	0.90%
Other Borrowed Money	10,000	110	1.47%	0.00%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	66,271	346	0.70%	0.53%

Total Interest Bearing Liabilities	$708,955	$3,142	0.59%	0.54%

Change in Year to Date September 30, 2016 Interest Expense Compared to September 30, 2015 (In Thousands)

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$132	$84	$48
Other Time Deposits	108	11	97
Other Borrowed Money	110	110	—
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	128	59	69

Total Interest Bearing Liabilities	$478	$264	$214

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Net Interest Income

Overall, net interest spread and net interest margin figures through the third quarter 2016 have improved over the last two years. As the chart below illustrates, both higher yields on interest and dividend income, even offset by higher interest expense resulted with total net interest margin up 4 basis points since the year-to-date third quarter of 2015 and over year-to-date third quarter 2014 by 1 basis point.

	9/30/2016	9/30/2015	9/30/2014
Interest/Dividend income/yield	4.00%	3.92%	3.97%
Interest Expense / yield	0.59%	0.54%	0.52%

Net Interest Spread	3.41%	3.38%	3.45%

Net Interest Margin	3.56%	3.52%	3.53%

Net interest income was up $2.6 million in the third quarter 2016 over the same time frame in 2015 due to the increase in loan income even with higher interest expense, as previously mentioned. New loans added in 2015 and 2016 will continue to generate more income; thereby maintaining the benefits from the Company’s strategy of repositioning the balance sheet. Future loan growth will continue to benefit the Company as loans are the highest yielding asset the Bank can invest in.

Provision Expense

Provision for loan losses was over 70% higher through September 30, 2016 as the Bank sought to provide coverage for the much higher total loan balances as compared to same period 2015. The provision of $924 thousand was partially due to net-charge offs of $369 thousand during the period. September 2015 had lower net charge-offs of $280 thousand and $540 thousand of provision expense. Strong asset quality for both periods is reflected in the low past dues (30 days+ past due/total loans) percentages of 0.13% for September 30, 2016 and 0.35% for September 30, 2015.

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

Loans classified as nonaccrual were more than cut in half as of September 30, 2016 at $1.1 million compared to $2.3 million as of September 30, 2015. One new loan was categorized as TDR during the year to date.

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

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer and consumer real estate loan portfolio accounted for the largest component of charge-offs and recoveries through third quarter of 2016. As was mentioned in previous discussion, the commercial real estate portfolio is currently having a major impact on the ALLL due to the loan growth.

[Remainder of this page intentionally left blank]

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September-16	September-15	September-14
Loans	$738,682	$635,239	$608,604

Daily average of outstanding loans	$716,731	$618,552	$587,049

Allowance for Loan & Lease Losses - January 1	$6,057	$5,905	$5,194
Loans Charged off:
Consumer Real Estate	106	—	130
Agricultural Real Estate	—	—	—
Agricultural	21	—	—
Commercial Real Estate	93	111	230
Commercial and Industrial	20	468	—
Consumer	236	219	270

	476	798	630

Loan Recoveries
Consumer Real Estate	23	39	28
Agricultural Real Estate	—	—	—
Agricultural	9	64	4
Commercial Real Estate	7	203	3
Commercial and Industrial	8	88	15
Consumer	60	124	148

	107	518	198

Net Charge Offs	369	280	432
Provision for loan loss	924	540	1,154

Allowance for Loan & Lease Losses - September 30	$6,612	$6,165	$5,916
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30	227	196	196

Total Allowance for Credit Losses - September 30	$6,839	$6,361	$6,112

Ratio of net charge-offs to average Loans outstanding	0.05%	0.05%	0.07%

Ratio of Allowance for Loan Loss to Nonperforming Loans	584.18%	266.69%	362.07%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The following table presents the balances for allowance of loan losses by loan type for nine months ended September 30, 2016 and September 30, 2015.

	(In Thousands)		(In Thousands)
	September-2016	% of Loan	September-2015	% of Loan
	Amount	Category	Amount	Category
Balance at End of Period Applicable To:
Consumer Real Estate	$286	11.77	$353	13.86
Agricultural Real Estate	234	8.15	196	8.66
Agricultural	580	10.74	520	11.54
Commercial Real Estate	3,006	50.03	2,406	48.47
Commercial and Industrial	1,195	15.16	1,150	13.30
Consumer	360	4.15	324	4.17
Unallocated	951		1,216

Allowance for Loan & Lease Losses	6,612		6,165
Off Balance Sheet Commitments	227		196

Total Allowance for Credit Losses	$6,839		$6,361

Noninterest Income

Noninterest income was up $386 thousand through the third quarter 2016 over the same time frame in 2015. Fees accounted for $213 thousand of the increase while gains on sales of investment securities made up the other $173 thousand. Fees increased due to collection of prepayment fees and the changes made to deposit offerings both in product and bundling of services. An increase in the number of core deposit accounts was also a contributing factor. The proceeds from the sales were on available for sale securities used to partially fund the loan growth of 2016. Realizing a gain on the sale of these securities was an added benefit. Gain on sales of loans also increased due to higher activity in mortgage loan generation both in consumer and agricultural year to date.

Fees increased due to collection of prepayment fees and the changes made to deposit offerings both in product and bundling of services. An increase in the number of core deposit accounts also contributed. $45.4 million has been realized in sales of investment securities, which captured the benefit of movement in market interest rates. The sales resulted in a gain of $503 thousand. The same time period 2015 had similar sales of $44.6 million resulting in gains of $418 thousand. The difference between 2016 and 2015 sales was the utilization of the funds. 2016 went to fund loan growth while only a portion did in 2015 with the balances held in cash and reinvested in securities beginning in the second quarter.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For the third quarter of 2016, mortgage servicing rights caused a net $87 thousand in income, in comparison to $22 thousand for the third quarter of 2015. The higher capitalized additions for 2016 are attributed to a higher loan origination level of 1-4 families in 2016 as compared to 2015. The carrying value is well below the market value of $2.6 million which indicates any large expense to fund the valuation allowance to be unlikely in 2016.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	2016	2015
Beginning Balance, January 1	$2,056	$2,023
Capitalized Additions	398	298
Amortization	(311)	(276)

Ending Balance, September 30	2,143	2,045
Valuation Allowance	—	—

Mortgage Servicing Rights, net September 30	$2,143	$2,045

Noninterest Expense

Through the third quarter 2016, noninterest expenses were $1.1 million higher than in 2015. The effect of an increase of $578 thousand in salaries and wages was lessened by a decrease of $129 thousand in employee benefits. The decrease in employee benefits was derived from lower costs related to medical claims for the period and lower pension costs due to an adjustment in first quarter 2015 for the accrual.

Data processing fees were $165 thousand higher than last year due to the increased number of customers, accounts and updated services. A seven year contract extension signed in the third quarter of 2016 is expected to help lower the increases while adding new products and serviced to better align with our customers’ expectations in the coming years.

The next largest increase for 2016 was in other general and administrative. This line item on the income statement was up by $320 thousand over 2015. ATM fees were higher by $198.1 thousand so far in 2016 than for 2015. This relates to the increased cost of accelerating the issuance of our debit cards to EMV (chip) cards. The Bank is working to have all chip cards in 2016 which would have otherwise occurred over a three year renewal period. The cost of the chip cards is also higher than the previous magnetic strip cards. Marketing expenses were up $85.6 thousand as advertising for the new offices and KASASA Cash Back went full swing in the third quarter 2016.

Net Income

Overall, net income through the third quarter of 2016 was up $902 thousand as compared to the same time period last year. The Company has done an exceptional job of growing loans while keeping past dues low. The growth in loans has spurred the large increase in net interest income that has flowed through to the bottom line. The opening of the new offices may create a slight drag in the short run; however, the Company remains focused on the long term.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

	% Change				% Change
Net Interest	to	Rate	Rate	Cumulative	to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
2.99%	-9.35%	Rising	3.00%	30,599	-5.50%
3.08%	-6.81%	Rising	2.00%	30,947	-3.97%
3.17%	-3.86%	Rising	1.00%	31,410	-2.54%
3.30%	0.00%	Flat	0.00%	32,227	0.00%
3.29%	-0.35%	Falling	-1.00%	31,778	-1.39%
3.10%	-6.17%	Falling	-2.00%	30,176	-6.37%
2.92%	-11.67%	Falling	-3.00%	28,657	-11.08%

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

liabilities or sources of funds to decrease the exposure to a rising rate environment. The Bank has offered higher rates on certificates of deposits for longer periods since 2011. Of course, customer desires also drive the ability to capture longer term deposits. Currently, the majority of customers look for terms twelve months and under while the Bank would prefer 24 months and longer. Some movement into the longer term time deposits has occurred. Compared to five years ago, what the Bank has experienced over the years is a decrease in the time balances of our deposit portfolio, therefore a loss of term funding

The shock chart currently shows a slight tightening in net interest margin over the next twelve months in an increasing rate environment with an even lower tightening in a falling rate environment at the 200 basis point shock level. Due to the length and existence of such a low rate environment, the model does not predict expansion of net interest income in any falling category. Cost of funds are below 0.60% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment does not show improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as updated data is compiled. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at the 200 basis point level. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4	CONTROLS AND PROCEDURES (continued)

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2016 (1).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2016 to	—	—	—	193,000
7/31/2016
8/1/2016 to	—	—	—	193,000
8/31/2016
9/1/2016 to	—	—	—	193,000
9/30/2016

Total	—	—	—	193,000

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 15, 2016. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 15, 2016 and December 31, 2016.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2016)
3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schem Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: October 26, 2016	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: October 26, 2016	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO