Form 10-K
period 2016-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2017-02-22
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $131,027,442.

As of February 22, 2017, the Registrant had 5,200,000 shares of common stock issued of which 4,620,875 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

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

**     The following materials from Farmers & Merchants Bancorp, Inc. on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Total Pages:		108

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

General

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in 1985 and elected to become a financial holding company under the Federal Reserve in 2014. Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a community bank operating in Northwest Ohio and Northeast Indiana since 1897. Our other subsidiary, Farmers & Merchants Risk Management (Captive) is a captive insurance company formed in December 2014 and located in Nevada. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.

For a discussion of the general development of the Company’s business throughout 2016, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2016 in Review.”

Nature of Activities

The local economies of Northwest Ohio and Northeast Indiana continued to strengthen throughout 2016. Unemployment levels decreased throughout the year as businesses profits also improved in most industries. The agricultural industry continued to operate with lower commodity prices and most were still able to operate profitably. The farm community was better prepared to handle challenges in 2016 than it was in the 1980’s. 2016 began with the first prime rate increase in seven years and ended with the second prime rate increase in December. Overall, the local economies should continue to improve while addressing the new challenges of a rising rate environment.

The Farmers & Merchants State Bank engages in general commercial banking business. Its activities include commercial, agricultural and residential mortgage as well as consumer and credit card lending activities. Because the Bank’s offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements and loans for such items as autos, trucks, recreational vehicles and motorcycles. With the expansion into newer market areas, the most recent increases in loan activity have been in commercial real estate, providing operation lines of credit and machinery purchases.

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, ATM’s (automated teller machines) are provided at most branch locations along with other independent locations including major employers and hospitals in the market area. The Bank has custodial services for IRA’s (Individual Retirement Accounts) and HSA’s (Health Savings Accounts). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay and on-line statement opportunities. For business customers, it provides the option of electronic transaction origination such as wire and ACH file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing. Mobile banking was added in 2012 and has been widely accepted and used by consumers.

In recent years, an expansion of services and products to prevent or identify fraud has been offered to both consumer and commercial account holders.

The Bank’s underwriting policies, exercised through established procedures, facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank’s practice has been to avoid promoting innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid loan. Hybrid loans are loans that start as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually. The majority of the Bank’s adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also retains the servicing on these partially or 100% sold loans. In order for the customer to participate in these programs, they must meet the requirements established by these agencies. The Bank’s policies focus on initiating mainly qualified mortgages.

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

Commercial/Agriculture/Real Estate:

Maximum LTVs range from 70%-80% depending on type

Accounts Receivable:

Up to 80% LTV less retainages and greater than 90 days

Inventory:

Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%

Commercial:

Maximum LTV of 50% on raw and finished goods

Used vehicles, new recreational vehicles and manufactured homes not to exceed (NTE) 80% LTV

Equipment:

New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised market value

Restaurant equipment up to 35% of market value

Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value

F&M Investment Services, the brokerage department of the Bank, opened for business in April 1999. Securities are offered through Raymond James Financial Services, Inc.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, Wood and in the Indiana counties of Allen, DeKalb and Steuben. In the first half of 2016, the Bank added the Indiana county of Allen to its service area with the opening of its newly constructed office in Fort Wayne. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In the fourth quarter 2016, we opened an office in Bowling Green, Ohio. The office is a leased property which was renovated to facilitate the Bank. Bowling Green was a natural extension to our existing markets. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2016, we had 273 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

Supervision and Regulation

General

The Company is a corporation organized under the laws of the State of Ohio. The business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities. The supervision, regulation and examination to which the Company and its subsidiaries are subject to are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of shareholders.

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and its subsidiaries are subject to are discussed below along with certain regulatory matters concerning the Company and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiaries.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2016 and 2015 are summarized in the table included in Note 15 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2016 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

Dividend Restrictions

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary, which are limited to the Bank’s retained earnings during the current year and its prior two years. Various U.S. federal statutory provisions limit the amount of dividends the Company’s banking subsidiary can pay to the Company without regulatory approval. In 2009, The Board of Governors of the Federal Reserve Division of Banking Supervision and Regulation issued SR09-4 regarding the safe and sound payment of dividends by bank holding companies. See Note 16 to the consolidated financial statements for additional information on applicable dividend restrictions.

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

The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small - adds another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies was completed on July 21, 2011. The Bureau was given responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities, including consumer financial products and services and how they are provided.

Significant mortgage rules mandated by the Dodd-Frank Act provisions were enacted in response to the breakdown in the mortgage lending markets and to provide for consumer protections. Final rules were issued by the Bureau or jointly with other regulatory agencies to implement requirements under the Dodd-Frank Act regarding mortgage-related matters such as ability-to-repay, qualified mortgage standards, mortgage servicing, mortgage loan originator compensation, escrow requirements for higher-priced mortgage loans, and providing appraisals. These new mortgage rules, effective in January 2014, have been implemented in order to address problems consumers face in the three major steps in buying a home – shopping for a mortgage, closing on a mortgage, and paying off a mortgage.

Final rules on integrated mortgage disclosures under the Real Estate Settlement Act (RESPA) and Truth in Lending Act (TILA) became effective on October 3, 2015. Amendments to the integrated mortgage disclosure rules also became October 3, 2015. The TILA-RESPA Integrated Disclosure rule commonly referred to as TRID combined required disclosures into two single forms: 1) The Loan Estimate which is provided shortly after a mortgage loan application and 2) The Closing Disclosure which is provided prior to loan consummation. In addition, a mandated appraisal notice under the Equal Credit Opportunity Act and the servicing application disclosure under RESPA were also combined into the new integrated disclosures. Loan Origination System changes, as well as process and procedural adjustments were necessary to appropriately implement the new requirements. Implementation to achieve TRID compliance involved extensive collaboration with the Mortgage Loan Origination software vendor, as well as outreach and coordination efforts with real estate agents, attorneys, and closing agents to cultivate preparedness for the new integrated mortgage loan disclosure forms. Overall mortgage loan volume was up through the end of the year. New TRID requirements, especially the timing requirements that had to be met, did slow the loan origination process slightly but did not result in excessive delays of scheduled loan closings. Due to the complexities of the TRID rule, industry questions persist. Pending proposed additional amendments to the TRID rules are intended to provide further clarity to certain provisions. Remaining attentive to these matters will ensure practices and procedures continue to be fully compliant.

Final rules, mostly effective on October 1, 2015, were issued by the Board of Governors of the Federal Reserve System (FRB), the Farm Credit Administration, the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration (NCUA), and the Office of the Comptroller of the Currency (OCC) to implement provisions of the Homeowner Flood Insurance Affordability Act of 2014 (HFIAA) and the Biggert-Waters Flood Insurance Reform Act of 2012 (the Biggert-Waters Act). This rule amended regulations which apply to loans secured by properties located in special flood hazard areas and included the following:

•	Implementation of a statutory exemption from the requirement to purchase flood insurance for a detached structure that is part of a residential property and does not serve as a residence. Under the HFIAA lenders may require flood insurance on these detached structures to protect collateral securing the mortgage. The Bank presently evaluates all instances on a case-by-case basis as they are identified and to determine the appropriate action to be taken.

•	Effective January 1, 2016 in accordance with the HFIAA, for loans made, increased, extended, or renewed to be secured by residential real estate or mobile homes, regulated lending institutions must;

•	Require an escrow for flood insurance premiums and fees, unless the loan qualifies for a statutory exception;

•	Provide borrowers with residential loans outstanding as of January 1, 2016 the option to escrow flood insurance premiums and fees.

•	Provide new and revised sample notice forms and clauses regarding the escrow requirements and the option to escrow.

•	The Biggert-Waters Act provisions on force placement of flood insurance coverage:

•	Beginning on the date a borrower’s flood coverage lapses or becomes insufficient, a regulated lending institutions has the authority to charge a borrower for the cost of force-placed insurance coverage.

•	Circumstances under which a lender must terminate force-placed flood insurance coverage and refund payments to the borrower are also stipulated.

Changes to existing processes and procedures along with the implementation of new forms and notifications resulted from this new rule. Fines and penalties for compliance with flood insurance requirements promote a continued focus on adherence to the new flood rule and existing requirements.

As of October 3, 2016, compliance was required with the Department of Defense (DOD) new rules amending its regulation that implements the Military Lending Act (MLA). The MLA was enacted as part of the John Warner National Defense Act of 2007. These new rules significantly expanded the scope of the Act to cover all consumer credit except residential mortgages and purchase money loans. For credit cards, the required compliance date is October 3, 2017. Coverage applies to consumer credit defined as “credit offered or extended for personal, family, or household purpose and that is subject to a finance charge or payable by written agreement in more than four installments.” A covered borrower is a consumer who at the time of becoming obligated on a consumer credit transaction or establishing an account for consumer credit, is a covered member or dependent (including a spouse) of a covered member. A covered member is a member of the armed forces serving on active duty or active guard or reserve duty. More specifically, the final rule:

•	Makes financial institutions responsible for determining an applicant’s military status through inquiry using the database maintained by the DOD or a consumer reporting agency that provides such information.

•	Limits what may be charged in fees and interest on covered consumer loans by imposing a 36% “military annual percentage rate” (MAPR) cap. The MAPR cap is an “all-in” annual percentage rate (APR) that includes interest and fees associated with the loan such as application fee and annual fees, as well as fees and premiums for add-on products such as credit insurance, debt cancellation, and debt suspension often sold in connection with a consumer credit transaction. Providing a loan to a covered borrower that exceeds the 36% MAPR is prohibited.

•	Requires additional disclosures which must be provided to military personnel, their spouses, and dependents when they obtain a loan.

•	Prohibits certain terms or provisions that require arbitration, involve assessment of a prepayment penalty, or require service members or their dependents to waive any rights under the Service member’s Civil Relief Act or any other federal or state law.

Any covered loans made without providing proper disclosures or in violation of the MLA is void. Creditors who knowingly or willfully violate the rules could be subject to a fine, imprisonment up to one year or both. Implementation of these new rules involved an understanding of its impact on the covered consumer credit products offered, collaboration with Loan Origination System vendors for assistance with calculations and required disclosures, and an efficient and effective process for identifying covered borrowers. Though the rule is designed to benefit service members, it involves a series of price controls which in essence may restrict the availability of some forms of conventional consumer credit for service members and their dependents.

A final rule with amendments regarding Small Creditors and Rural Areas under the TILA became effective on January 1, 2016. In determining eligibility for small creditor status, the loan origination limit was increased from 500 to 2,000 first-lien mortgage loan transactions during the preceding calendar year and excluded loans held in portfolio by the lender. In addition, the definition of rural areas was expanded from counties that are considered rural to include smaller census blocks within a county that are not in urban areas. An automated tool for assessing whether a property is located in a rural or underserved area was made available by the Bureau. The Bank meets the criteria to qualify as a small creditor based on the number of loans made during the prior calendar year and due to its asset size of less than $2.069 billion (the asset size threshold subject to an annual CPI adjustment as of December 31, 2016); however it is not a creditor that operates predominantly in rural or underserved areas as it did not extend more than 50% of its total first-lien covered transactions in rural or underserved areas in calendar year 2016. The Bank continues to seek Qualified Mortgage (QM) status for mortgage loans made as they provide certain presumptions of compliance under the Ability to Repay Regulation adopted under the Dodd-Frank Act. In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance.

Revised Regulation C rules which implement the Home Mortgage Disclosure Act (HMDA) published by the Bureau become effective on January 1, 2018 for reportable loan applications. The Dodd-Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information. The types of transactions reportable have expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Reportable data points were significantly expanded to 52 fields which included applicant or borrower age, credit score, automated underwriting system information, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, interest rate, loan originator identifier, as well as other data fields. Ethnicity categories were expanded to include certain subcategories along with a means to capture information on how an applicant’s or borrower’s ethnicity, race, and sex were collected by the institution. Year-end submission of the data to be reported will be completed using a yet-to-be-developed web-based tool. The data format and use of the yet-to-be developed web-based tool also affect the year-end submission of 2017 HMDA data. Implementation of these new requirements will involve the workgroup being attentive to the provisions in the final rules. A thorough assessment will involve evaluating the impact on the data collection processes and procedures within each affected business line, as well as data collection features within the loan origination systems utilized to generate loan applications and loan closing documentation.

Unfair or deceptive acts or practices (UDAP) standards originally developed years ago by the Federal Trade Commission focus on unacceptable practices that may not specifically be addressed elsewhere in banking or consumer finance law. Banking regulatory agencies have increasingly used this authority over the last few years to address acts or practices that are deemed harmful, deceptive, or misleading to consumers. The Federal Trade Commission (FTC) no longer has the authority to issue credit practice rules under Section 5 of the Federal Trade Commission Act for financial institutions, since this was repealed as a result of the Dodd-Frank Act. In August 2014, Guidance issued collectively by the FDIC, FRB, the Bureau, NCUA, and OCC clearly indicated certain consumer credit practices are not permissible and remain subject to Section 5 of the Federal Trade Commission Act, as well as Sections 1031 and 1036 of the Dodd-Frank Act. Though the authority has been repealed, the interagency guidance further noted that the Agencies will continue to have supervisory authority and enforcement authority for unfair or deceptive acts or practices, which could include those practices previously addressed in the former credit practices rules. The guidance warned financial institutions not to interpret the repeal of these rules to indicate that the unfair or deceptive practices previously described are permissible. Remaining attentive to the UDAP standards, in relation to the offering and marketing of Bank products and services is extremely important.

The Bank is also subject to federal regulation relating to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the federal Equal Credit Opportunity Act and Regulation B, the federal Electronic Funds Transfer Act and Regulation E, the federal Fair Credit Reporting Act and Regulation V, the federal Real Estate Settlement Procedures Act (RESPA) and Regulation X, the federal Truth in Lending Act and Regulation Z, the federal Truth in Savings Act and Regulation DD, the Bank Secrecy Act, the federal Community Reinvestment Act, anti-discrimination laws and legislation, and antitrust laws.

Future Legislation

Changes to the laws and regulations, both at the federal and state levels, can affect the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company or its subsidiaries. Various provisions and regulations authorized or required by the Dodd-Frank Act have not yet been proposed or implemented by federal regulators. Uncertainty also exists with respect to the Dodd-Frank Act regulations authorized or required that have not yet been proposed or finalized.

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

Payments on agricultural real estate loans are dependent on the profitable operation or management of the farm property securing the loan. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn, wheat and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural real estate loan portfolio.

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

Susceptibility to Changes in Regulation

Any changes to state and federal banking laws and regulations may negatively impact our ability to expand services and to increase the value of our business. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. The Gramm-Leach-Bliley Act regarding financial modernization that became effective in November 1999 removed many of the barriers to the integration of the banking, securities and insurance industries and is likely to increase the competitive pressures upon the Bank. We cannot predict what effect such Act and any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance. For more information on this subject, see the section under Part I, Item 1 of this Form 10-K captioned “Supervision and Regulation.”

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” During 2014, the Company’s margin and spread began to improve slightly even though the rate environment remained low and flat. 2015 ended with a slight tightening of the margin as compared to 2014 and for 2016 the Company’s margin improved. This widening of the margin directly correlated to the improvement of the Bank’s loan to asset ratio and was aided by the Federal Reserve rate increase in December 2015.

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

Attraction and Retention of Key Personnel

Our success depends upon the continued service of our senior management team and upon our ability to attract and retain qualified financial services personnel. Competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required in carrying out our strategy. If we lose the services of our key personnel or are unable to attract additional qualified personnel, our business, financial condition, results of operations and cash flows could be adversely affected.

A key component of employee retention is providing a fair compensation base combined with the opportunity for additional compensation for above average performance. In this regard, the Company and the Bank use two incentive programs. The Company uses a stock award program to recognize and incentivize officers of the Bank. Under the long-term incentive compensation plan, restricted stock awards may be granted to officers. The amount of shares to be granted each year is determined by the Board Compensation Committee and may vary each year in its amount of shares and the number of recipients. The Compensation Committee determines the number of shares to be awarded overall and to the Chief Executive Officer (“CEO”) specifically. The CEO then makes recommendations to the committee as to the recipients of the remaining shares. The full Board of Directors approves the action of the Committee. Since the plan’s inception in 2005, all granted stock awards have utilized a three year cliff vesting feature. This is viewed as a retention aid as the awards may be forfeited should an officer leave employment during the vesting period.

A second incentive program of the Bank is based on cash compensation of which almost all employees participate (excluding commission based employees and other employees paid for specific higher paid positions, such as peak time). A discussion of executive officer pay is incorporated within the proxy and as such, this discussion will pertain to all other employees. Non-officer employees are paid a cash incentive based on the projected overall performance of the Bank in terms of Return of Average Assets (“ROA”). The Compensation Committee determines the target performance levels on which the percentage of pay will be based. The Committee takes into account the five and ten year trend of ROA along with budget forecasted for the next year and the Bank’s past year performance. The Committee also considers the predicted banking environment under which the Bank will be operating. With the formation of the Captive, the ROA goal has been exclusive of the effect of the additional insurance expense at the Bank level. Non-officers receive incentive pay in December of the same year based on the year-to-date base compensation through the last pay received in November.

Officers, other than executive officers, receive incentive pay based on additional criterion. The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals. Officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each officer in 2016. Officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

Limited Trading Market

The Company has its shares of stock listed on the OTC Markets Group trading platform. Our stock is traded on the OTC-QX platform. The Company’s trading symbol is “FMAO.”

ITEM 1b.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal office is located in Archbold, Ohio.

The Bank operates from its principal office located at 307 North Defiance Street, Archbold, Ohio. In addition, the Bank owns the property from 200 to 208 Ditto Street, Archbold, Ohio, which it uses for Bank parking and a community mini-park area. The Bank owns real estate at two locations, 207 Ditto Street and 209 Ditto Street in Archbold, Ohio upon which the bank built a commercial building to be used for storage, and a parking lot for company vehicles and employee parking. The Bank also owns real estate across from the main facilities to provide for parking.

The Bank occupies an Operations Center at 620 S. Clyde’s Way in Archbold, Ohio to accommodate our growth over the years. The bank owns a parking lot in downtown Montpelier which is provided for community use.

The Bank owns all of its office locations, with the exception of Angola, Indiana and Bowling Green, Ohio. Both of these office locations are leased.

The Bank currently maintains retail branch banking offices at the following locations:

Office	Location
Archbold, Ohio	1313 S Defiance Street
Wauseon, Ohio	1130 N Shoop Avenue 119 N Fulton Street

Stryker, Ohio	300 S Defiance Street
West Unity, Ohio	200 W Jackson Street
Bryan, Ohio	929 E High Street 1000 S Main Street

Delta, Ohio	101 Main Street
Montpelier, Ohio	1150 E Main Street
Napoleon, Ohio	2255 Scott Street
Swanton, Ohio	7 Turtle Creek Circle
Defiance, Ohio	1175 Hotel Drive
Perrysburg, Ohio	7001 Lighthouse Way
Butler, Indiana	200 S Broadway
Auburn, Indiana	403 Erie Pass
Angola, Indiana	2310 N Wayne Street
Hicksville, Ohio	100 N Main Street
Waterville, Ohio	8720 Waterville-Swanton Road
Custar, Ohio	22973 Defiance Pike
Sylvania, Ohio	5830 Monroe Street
Fort Wayne, Indiana	12106 Lima Road
Bowling Green, Ohio	1072 N. Main Street

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has its shares of stock quoted on the OTC Markets Group OTC-QX trading platform. OTC Markets Group developed QX platform specifically for community banks. The separate market is intended to help community banks improve liquidity by increasing the trading volume of their shares.

There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices of the Company’s stock known to our management, as reported on Bloomberg.com, are as follows:

Stock Prices 2016
Quarter	Low	High
1st	$26.00	$28.00
2nd	$27.30	$28.95
3rd	$28.20	$32.50
4th	$30.81	$40.00

Stock Prices 2015
Quarter	Low	High
1st	$25.35	$27.25
2nd	$25.56	$27.80
3rd	$25.60	$28.25
4th	$25.50	$27.00

The Company utilizes Computershare as its transfer agent.

As of January 30, 2017 there were 1,842 record holders of our common stock of which 25.58% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

On the following page is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2016. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2011 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

	2011	2012	2013	2014	2015	2016
FMAO	100	118.34	134.68	166.12	171.98	223.29
NASDAQ - COMPOSITE	100	117.70	163.93	187.52	200.39	217.39
NASDAQ-BANK INDEX	100	118.55	166.38	174.11	188.61	254.24

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2016 and 2015 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2016	$0.22	$0.23	$0.23	$0.23	$0.91
2015	$0.21	$0.22	$0.22	$0.22	$0.87

The ability of the Company to pay dividends is impacted by the dividend that the Company receives from the Bank. The Bank may pay as dividends to the Company its retained earnings during the current year and its prior two years. Various U.S. federal statutory provisions also limit the amount of dividends the Company’s banking subsidiary can pay to the Company without regulatory approval. In 2009, The Board of Governors of the Federal Reserve Division of Banking Supervision and Regulation issued SR09-4 regarding the safe and sound payment of dividends by bank holding companies. Currently, such limitation on the payment of dividends from the Bank to the Company does not materially restrict the Company’s ability to pay dividends to its shareholders. See Note 16 to the consolidated financial statements for additional information on applicable dividend restrictions.

Dividends declared during 2016 were $0.91 per share totaling $4.16 million, 4.6% higher than 2015 declared dividends of $0.87 per share. During 2016, the Company repurchased 7,000 shares and awarded 16,150 shares to 74 employees and 773 shares were forfeited under its long term incentive plan. At yearend, 2016, the Company held 579,125 shares in Treasury stock and 43,150 in unearned stock awards.

Dividends declared during 2015 were $0.87 per share totaling $3.99 million, 3.57% higher than 2014 declared dividends of $0.84 per share. During 2015, the Company purchased 30,685 shares and awarded 16,000 restricted shares to 67 employees under its long term incentive plan. 100 shares were forfeited under its long term incentive plan. At yearend 2015, the Company held 587,466 shares in Treasury stock and 38,995 in unearned stock awards.

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

	2016	2015
Tier I Leverage Ratio	11.77%	11.91%
Risk Based Capital Tier I	14.46%	14.18%
Total Risk Based Capital	15.28%	14.95%
Stockholders’ Equity/Total Assets	11.89%	12.14%
Capital Conservation Buffer	7.28%	6.83%

On January 20, 2017, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 20, 2017 and ending December 31, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining share Repurchases Authorization
10/1/2016 to 10/31/2016	—	—	—	193,000
11/1/2016 to 11/30/2016	—	—	—	193,000
12/1/2016 to 12/31/2016	—	—	—	193,000

Total	—	—	—	193,000

(1)	The Company purchased shares in the market pursuant to stock repurchase program publicly announced on January 15, 2016. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 16, 2016 and December 31, 2016. In total for 2016, 7,000 shares were repurchased.

ITEM 6.	SELECTED FINANCIAL DATA

Reclassification

Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform with the 2016 presentation.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	(In Thousands, except share data)
	2016	2015	2014	2013	2012
Summary of Income:
Interest income	$37,727	$33,650	$33,453	$31,428	$33,273
Interest expense	4,223	3,587	3,716	4,604	6,250

Net Interest Income	33,504	30,063	29,737	26,824	27,023
Provision for loan losses	1,121	625	1,191	858	738

Net interest income after provision for loan losses	32,383	29,438	28,546	25,966	26,285
Other income (expense), net	(16,063)	(15,279)	(15,029)	(13,363)	(12,593)

Net income before income taxes	16,320	14,159	13,517	12,603	13,692
Income taxes	4,656	3,819	3,871	3,596	3,904

Net income	$11,664	$10,340	$9,646	$9,007	$9,788

Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$2.53	$2.24	$2.08	$1.93	$2.08

Dividends	$0.91	$0.87	$0.84	$0.81	$0.78

Weighted average number of shares outstanding, including participating securities	4,612,115	4,617,058	4,628,178	4,676,547	4,695,876

*	Based on weighted average number of shares outstanding

	(In Thousands)
	2016	2015	2014	2013	2012
Total assets	$1,055,895	$989,068	$941,213	$965,938	$946,660
Loans, net	753,365	679,821	616,021	570,919	496,178
Total Deposits	842,203	771,339	762,560	776,464	763,252
Stockholders’ equity	125,577	120,097	114,493	108,340	110,239

Key Ratios
Return on average equity	9.38%	8.80%	8.72%	8.28%	9.08%
Return on average assets	1.14%	1.08%	1.02%	0.96%	1.05%
Loans to deposits	89.45%	88.14%	80.78%	73.53%	65.01%
Capital to assets	11.89%	12.14%	12.16%	11.22%	11.65%
Dividend payout	35.67%	38.54%	40.04%	41.69%	37.15%

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

All significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the notes to the consolidated financial statements and in the management discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates and judgments underlying those amounts, management has identified the determination of the Allowance for Loan and Lease Losses (ALLL) and the valuation of its Mortgage Servicing Rights (MSR) and Other Real Estate Owned (OREO) as the accounting areas that requires the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

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

2016 in Review

The Company experienced record earnings for 2016, with net income over $11 million. The Bank also reached a milestone of net income over $10 million though the Company had reached it in 2015 on a consolidated basis. Profitability improved due to the increased loan balances, new product offerings and continued strong asset quality. Net loans grew by $73.5 million with asset size increasing by a slightly smaller $66.8 million. Loans were funded by higher deposit levels, sales and maturities of investment securities and Federal Home Loan Bank borrowings.

2016’s net income grew by $1.3 million over 2015. Improvement in net interest income, which was $3.4 million over 2015, was the largest contributing factor. This was accomplished through higher loan balances and aided by the two prime rate increases in December 2015 and 2016. Interest income benefited from those rate hikes more than the cost increase experienced in interest expense. While 2015 was similar in that loan growth fueled improved interest income, the rate increase was too late in the year to have much impact. Interest expense actually decreased in 2015 as compared to 2014 due to movement within deposits from interest bearing accounts to non-interest bearing due to the introduction of “secure checking,” a new demand deposit account offering. Overall, 2015’s net interest income improved by $326 thousand over 2014.

The performance of one of our newest offices, Sylvania, Ohio, which opened during the second half of 2014, exceeded our expectations and contributed profitably within its first two years of operation. The Company continues to focus on expansion and we opened our next office in Indiana at the end of the first quarter 2016. Our location is situated within Huntertown but with a Fort Wayne address. In the fourth quarter of 2016, we opened our Bowling Green, Ohio office in a leased property which the Bank renovated. The Bank has been able to establish ties with the Athletic Department of Bowling Green State University and will begin offering a credit card to its alumni in 2017. We expect the offices to be a slight drag on earnings during 2017 as a result of start-up costs, with great potential for later years.

A deposit strategy to revamp the Bank’s deposit mix was begun in the later part of 2014. The strategy included offering a new checking account product line and discontinuing some of the older products. An emphasis was on realigning our products to provide value to our depositors while building revenue or decreasing costs to the Bank. “Secure checking” and “FM eXpress” were two of the revamped or new product offerings. This contributed to the almost $600 thousand improvement in customer service fees and other service charges and fees in noninterest income during 2015. The focus remains on growing core deposits and offering additional services. The strategy continued in 2016 with the addition of “KASASA cash back” which we felt would appeal to our younger depositors. This product rewards the account owner based on debit card usage rather than on account balances and focuses on lower cost digital interaction with the Bank through the use of on-line statements. As the name implies, the depositor receives “cash back” for completing a minimum number of debit card transactions when all criteria is met. The strategy will expand to our business depositors in 2017 as those product and services will be revamped. The success of this consumer strategy is evidenced by the growth in core deposits along with increased debit card activity, on-line statement usage and lower cost of funds.

Short-term rates increased slightly in December of 2015. The slope of the yield curve for most of 2015 and 2016, enabled the Company to continue to sell investment securities with shorter term maturities and recognize a gain without compromising the yield. The proceeds were mainly used to fund loan growth. For 2016, the recognized gain on the sale of securities was $588 thousand, higher than 2015’s recognized gain of $451 thousand and 2014’s $494 thousand. The Bank was able to continue to capitalize on the steepness of the yield curve. The market value of the security portfolio has decreased as evidenced by the decrease in comprehensive income reported on the income statement. The Company will continue to look for opportunities to utilize the sale of securities from the investment portfolio to fund loan growth.

To facilitate the availability of the investment portfolio to be used for loan growth, the Bank has begun to offer the insured cash sweep, (“ICS”), which is a sister product of Promontory’s certificate of deposit account registry, (“CDARs”). ICS provides FDIC insurance coverage through the use of a bank network thereby replacing the use of pledged securities to Ohio public depositors and for daily repurchase agreements to the Bank’s other sweep customers. The process of accepting the new product began in earnest during the fourth quarter of 2016 and plans to be completed in early 2017. This action does not assure the continued use of the investment portfolio to fund loan growth nor does it assure an ongoing source of income, however, it does assure the availability of the opportunity to do so.

Throughout 2014, 2015 and 2016, the Company has done an exceptional job of recognizing opportunities to provide services and products that the low rate environment made possible. A commitment to improve asset quality over the years has also benefited the Company. These opportunities are further discussed in the Material Changes in Results of Operations. The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue while providing additional channels through which to serve our customers and maintain our high level of customer satisfaction. The Company plans to continue on its strategy of expansion into new markets, whether by acquisition or the establishment of new branch office locations.

Material Changes in Results of Operations

Net Interest Income

The discussion now centers on the individual line items of the consolidated statement of income and their effect on net income. This section will focus on the most traditional source of revenue contributing to the profitability of the Company, net interest income.

Net interest income is the difference between interest income earned on interest earning assets, such as loans and securities, and interest expense paid on interest bearing liabilities used to fund those assets, such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earning assets and liabilities. The change in net interest income is most often measured as a result of two statistics – interest spread and net interest margin. The difference between the yields earned on earning assets and the rates paid for interest bearing liabilities represents the interest spread. The net interest margin is the difference of funds (interest expense) between the yield on earning assets and the cost as a percentage of earning assets. Because noninterest bearing sources of funds such as demand deposits and stockholders’ equity also support earning assets, the net interest margin exceeds the interest spread.

As mention previously, the largest factor of the record earnings for 2016 was the $3.4 million improvement in net interest income as compared to 2015. In 2015, net interest income increased $326 thousand as compared to 2014. Interest and fee income from loans were responsible for the improvement. Given that securities were sold to fund the loan growth, interest income from that balance sheet component has declined each of the last two years. Total interest income was $4.1 million higher for 2016 than 2015 and was $197 thousand higher for 2015 than 2014.

Interest expense increased from all interest bearing funding sources in 2016 as compared to 2015. This reversed a previous trend of declining interest expense that occurred in 2015 and 2014. Two strategies employed during 2014 and 2015 were responsible. One was to allow expensive time deposit funds to run off and secondly to offer new non-interest bearing deposit products. The new secure checking product also caused some movement of existing funds out of interest bearing products to this new non-interest bearing account. Interest on deposits decreased $189 thousand in 2015 as compared to 2014. For 2015, total interest expense (which includes federal funds purchased, securities sold under agreement to repurchase, and borrowed funds) totaled $3.6 million which was down $129 thousand from 2014’s $3.7 million. The increase in expense in 2016 was due to growth in the balances on interest bearing funds and an increase in the rates paid. 2016’s interest expense was $636 thousand higher than 2015’s. Borrowed funds that were utilized in December remained in place throughout 2016 which accounted for $148 thousand of the 2016 interest expense increase.

The success in improving net interest income confirmed that management’s long term strategy of repositioning the balance sheet and increasing loan balances was the correct approach. Funding loan growth with internal funds, whether from the liquidation of investment securities or core deposits, was a beneficial move.

The dollar amount of improvement has been shown. Now the discussion moves on to the percentages and the change in the net interest margin and spread.

Overall, we see roller coaster movement in the net interest margin and spread beginning with an upward movement in the fourth quarter of 2013 and continued upward throughout 2014. It lessened in 2015 when the net interest margin decreased by 14 basis points during 2015 as compared to 2014 with the yield on interest earning assets the main factor. Loan volume was primarily responsible for the improvement in interest income as the yield on the overall loan portfolio decreased 15 basis points during 2015. The only category of asset yield to increase was the short term federal funds sold and interest bearing deposits which was aided by the Federal Reserve increase in rates of 25 basis points in December 2015. Overall, asset yield decreased 17 basis points in 2015 as compared to 2014.

The net interest margin again began the climb up in 2016, ending 7 basis points over 2015. Asset yield raised 10 basis points and the cost of funds increased only 5 basis points. The yields on the individual segments did not cause the overall improvement as many either decreased or remained unchanged. The improvement in the asset yield was primarily a result of the change in the asset mix. In addition, loans as a percentage of earning assets increased to 75.3% in 2016 compared to 70.8% in 2015. Loans to assets also increased to 70.7% for 2016 compared to 2015’s 65.7%. Overall yield improves when the balances of the highest yield asset increases, which is loans.

With respect to the cost of funds, the Bank’s goal is to grow the least expensive category of funding sources. The largest average balance increase for 2016 was $34.7 million in savings deposits over 2015’s average balances. This helped to keep the increase in funding expense to just 5 basis points when comparing 2016 to 2015.

Cost of funds ended at 0.54% for the average during 2015. This was down 1 basis point from 2014. As mentioned previously, the movement of some of the interest bearing checking accounts greatly helped to decrease interest expense in terms of dollars; however, it also removed some of the lowest cost of funds out of the cost percentages. Therefore, the correlation to improvement in margin and spread is not easily visible.

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, in order to decrease interest expense and to continue to establish the opportunity for fee dollars from services provided, remains for 2017.

Total assets of the Company increased overall as did the earning assets in both average and year end during 2016 and 2015. This matched the movement in interest dollars, just not in yield. 2014 experienced just the opposite: a decrease in asset size and an improvement in yield. The largest increase in balances and interest income was in the loan portfolio. One similarity for all years 2014 through 2016 was that loan volume was the driver to income improvement not rate. For 2016, increases in loan volume generated an additional $4.5 million over 2015 with $127 thousand of interest lost as a result of decreases in rates. For 2015, the growth in loan volume yielded $2.2 million in interest income versus a decrease of $1.0 million due to rate. For 2014, increases in loan volume generated an additional $3.7 million over as compared to 2013, even when taking into account the $575 thousand given up due to lower yields on the portfolio in 2014. The interest earning line item made up of investment securities had lower earnings in all three years also. Lower average balances in the total investment securities were the cause as the balances decreased to fund loan growth. The improvement in interest earnings generated from loan growth far outweighed the decreased earnings in the remaining earning assets for 2014, 2015, and 2016.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities. It is generally from this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must funding costs in order to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. The challenge began to change in 2016 as rates increased in December 2015. In a rising rate environment, the challenge is to hold the cost steady while allowing time for the asset portfolio to rise. Floors and ceilings on variable products can also impact the level of increase in either scenario. The 25 basis point prime rate increase of 2015 did little to increase the rate on the variable loans because of the floors in place and the spread of rate to prime. The floors provided yield protection in the previous lower rate environment and the rising rates won’t benefit the asset yield until the spread plus prime is higher than the floor. The challenge is to increase the spread during renewals and on new loans.

In terms of interest expense, 2016’s increase was due to both an increase in average balances and an increase in rates as compared to 2015.

A decrease in the cost is apparent for 2015 as compared to 2014. Unfortunately, in 2015, as compared to 2014, the asset yield decreased more than funding costs. As a result, both the net interest margin and spread decreased for the periods of 2015.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. Time deposits and other borrowed money term liabilities decreased in interest expense in comparing 2015 to 2014 and increased when comparing 2016 to 2015. Saving deposits increased in cost for 2016 and 2015 as compared to the preceding years. Fed Funds purchased and securities sold under agreement to repurchase increased for both 2016 and 2015 also. While 2016 was due to increased balance and rate, 2015 was due only to higher rates. Time deposits and other borrowed money both decreased in cost and balances during 2015. This reversed in 2016, as both those portfolios increased in average balances and had higher costs associated with them. The Bank paid off $4.5 million of FHLB borrowings during 2014. The Bank again borrowed $10 million in December 2015 to fund loan growth. The average balance of other borrowed money was lower by $50 thousand for 2015 which calculated to $108 thousand as compared to 2014 and the borrowings remained throughout 2016.

The following tables present net interest income, interest spread and net interest margin for the three years 2014 through 2016, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The tables show the corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax adjusted to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.

The percentage of interest earning assets to total assets increased to 93.9% in 2016 from 92.8% in 2015 and 89.1% in 2014. Noninterest earning assets increased during 2014 by $46.1 million as the earning credit rates paid by our correspondent banks were higher than the interest rates. The Bank switched those accounts to noninterest bearing to save costs which resulted in a lower percentage of interest earning assets. Those accounts still remain noninterest bearing; however the increased loan balances have decreased their impact as a percentage of assets.

Noninterest bearing liabilities increased on average $9.7 million in 2015 over 2014, providing the lowest cost of funds possible. Movement in the Bank’s deposits, specifically checking products, to the newer noninterest bearing “Pure” and “Secure” checking product lines was the main driver.

The deposit strategy was implemented during 2014 to alter the deposit mix and introduce new products resulted in lower interest bearing liabilities. In average balances, 2014 had $41.3 million less than 2013 in interest bearing liabilities. “Secure” and “Pure” checking were the main launches. Secure checking offers ID Protect along with credit score monitoring (reporting the score quarterly and providing notification of any access occurring) for a monthly charge. Pure provides depositors options to reduce or eliminate fees through modification of usage or having a total deposit relationship over a specified amount. The majority of the new offered accounts were noninterest bearing which caused the reduction in interest bearing liabilities. Time deposits also continued to run off during 2014 thereby reducing in average balance by approximately $36.1 million as compared to 2013. The average cost of deposits also decreased 10 basis points, aided by the decrease in time deposits and payoff of all other borrowed money during 2014. The average cost of funds for 2016 was .59%, 2015 was 0.54%, the average cost in 2014 for interest bearing liabilities was 0.55%.

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

	2016
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans	$724,076	$33,703	4.67%
Taxable investment securities	172,647	2,730	1.58%
Tax-exempt investment securities	55,395	1,229	3.36%
Federal funds sold & interest bearing deposits	10,026	65	0.65%

Total Interest Earning Assets	962,144	$37,727	4.00%

Non-Interest Earning Assets:
Cash and cash equivalents	27,348
Other assets	34,826

Total Assets	$1,024,318

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$446,996	$1,690	0.38%
Other time deposits	194,753	1,927	0.99%
Other borrowed money	10,000	148	1.48%
Federal funds purchased and
securties sold under agreement to
repurchase	64,825	458	0.71%

Total Interest Bearing Liabilities	716,574	$4,223	0.59%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	169,510
Other	13,896

Total Liabilities	899,980

Shareholders’ Equity	124,338

Total Liabilities and
Shareholders’ Equity	$1,024,318

Interest/Dividend income/yield		$37,727	4.00%
Interest Expense / yield		4,223	0.59%

Net Interest Spread		$33,504	3.41%

Net Interest Margin			3.56%

	2015
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans	$627,194	$29,293	4.68%
Taxable investment securities	177,833	2,808	1.58%
Tax-exempt investment securities	66,156	1,513	3.47%
Federal funds sold & interest bearing deposits	14,359	36	0.25%

Total Interest Earning Assets	885,542	$33,650	3.90%

Non-Interest Earning Assets:
Cash and cash equivalents	21,333
Other assets	47,284

Total Assets	$954,159

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$412,269	$1,557	0.38%
Other time deposits	189,822	1,712	0.90%
Other borrowed money	108	1	0.93%
Federal funds purchased and securties sold under agreement to repurchase	57,918	317	0.55%

Total Interest Bearing Liabilities	660,117	$3,587	0.54%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	162,028
Other	14,461

Total Liabilities	836,606

Shareholders’ Equity	117,553

Total Liabilities and Shareholders’ Equity	$954,159

Interest/Dividend income/yield		$33,650	3.90%
Interest Expense / yield		3,587	0.54%

Net Interest Spread		$30,063	3.35%

Net Interest Margin			3.49%

	2014
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS

Interest Earning Assets:
Loans	$581,483	$28,070	4.83%
Taxable investment securities	189,003	3,570	1.89%
Tax-exempt investment securities	65,520	1,794	4.15%
Federal funds sold & interest bearing deposits	8,992	19	0.21%

Total Interest Earning Assets	844,998	$33,453	4.07%

Non-Interest Earning Assets:
Cash and cash equivalents	23,634
Other assets	79,296

Total Assets	$947,928

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:
Savings deposits	$394,690	$1,449	0.37%
Other time deposits	214,680	2,009	0.94%
Other borrowed money	158	4	2.53%
Federal funds purchased and securties sold under agreement to repurchase	60,989	254	0.42%

Total Interest Bearing Liabilities	670,517	$3,716	0.55%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	152,155
Other	14,622

Total Liabilities	837,294

Shareholders’ Equity	110,634

Total Liabilities and Shareholders’ Equity	$947,928

Interest/Dividend income/yield		$33,453	4.07%
Interest Expense / yield		3,716	0.55%

Net Interest Spread		$29,737	3.52%

Net Interest Margin			3.63%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2016 vs 2015
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$4,410	$4,537	$(127)
Taxable investment securities	(78)	(82)	4
Tax-exempt investment securities	(284)	(373)	89
Federal funds sold & interest bearing deposits	29	(11)	40

Total Interest Earning Assets	$4,077	$4,071	$6

Interest Bearing Liabilities:
Savings deposits	$133	$131	$2
Other time deposits	215	44	171
Other borrowed money	147	92	55
Federal funds purchased and securities sold under agreement to repurchase	141	38	103

Total Interest Bearing Liabilities	$636	$305	$331

	2015 vs 2014
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$1,223	$2,210	$(987)
Taxable investment securities	(762)	(211)	(551)
Tax-exempt investment securities	(281)	26	(307)
Federal funds sold & interest bearing deposits	17	11	6

Total Interest Earning Assets	$197	$2,036	$(1,839)

Interest Bearing Liabilities:
Savings deposits	$108	$65	$43
Other time deposits	(297)	(233)	(64)
Other borrowed money	(3)	(1)	(2)
Federal funds purchased and securities sold under agreement to repurchase	63	(13)	76

Total Interest Bearing Liabilities	$(129)	$(182)	$53

Non-Interest Income

The discussion now turns to the noninterest activity of 2016 operations, beginning with the revenue portion. In comparing line items of the consolidated statements of income for years ended 2014 through 2016, it can be seen where the Company has been spending its time and the impact of the recession and slow recovery. This section will focus on the significant noninterest items that impacted the operations of the Company.

The Company has concerns with the increased costs associated with regulatory compliance such as the possible loss of revenue from new regulations stemming from the Dodd-Frank Act. History has proven the concern is justified. One area of revenue impacted was overdraft fees. The Bank has ended each of the last 3 years with a lower revenue stream from overdraft fees. This has occurred in spite of the addition of the new offices. Each year, the number of checking accounts has increased along with the balances; however average collected overdraft fees per account decreased. Overdraft fees in 2016 and 2015 accounted for $2.4 million in noninterest income, compared to $2.5 million in 2014 and $2.7 million for 2013. The Bank had made this an area of focus for 2015 as this revenue stream remains under intense regulator review. In 2015, the Bank adjusted its overdraft program and renamed it “Courtesy Pay.” Courtesy Pay establishes dynamic limits based on a customer’s behavior and likelihood of repayment. The Bank has sought to better service the customer’s needs while decreasing the need for collections and improving profitability. At the current time, profitability has not been impacted and in 2016 it only slowed the amount of decrease. Service charges on checking accounts also leveled off in 2016. Excluding Health Savings Accounts, service charges were up $120 thousand for 2015 and $208.7 thousand for 2014. This improvement is credited to the new checking accounts mentioned previously.

The Bank has long promoted the use of debit cards by its customers and continued that philosophy with the introduction of additional new products. 2016 revenue improved $122.4 thousand, 2015 revenue improved $142.9 thousand and 2014 revenue improved $250.5 from ATM/debit card usage as compared to each of the respective prior years. The Bank receives interchange revenue from each use by a customer of a Bank issued ATM/debit the card. In 2011, this revenue stream was at risk of being reduced by the Federal Reserve regulation of the interchange fee. The establishment by the Federal Reserve of a tiered pricing for banks under $10 billion has helped to protect the profitability from such fees, although the concern remains as to how long this tiered pricing will remain in effect. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the non-interest expense section regarding the net effect of debit card activity.

Noninterest income from net gain on sales of loans increased for 2016 after having decreased for both 2015 and 2014. The change may be related to the increase in rates after the long duration of the flat rate interest environment. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans into the secondary market. Gains of $683.7 and $204.0 thousand were recorded for residential an agricultural real estate respectively for 2016. Gains of $559.6 and $140.8 thousand were recorded for residential and agricultural real estate respectively for 2015 compared to gains of $452.7 and $194.3 thousand respectively for 2014. In conjunction with these sales, the Bank maintains servicing rights and those income amounts during all three years are included in the customer service fees line item and accounted for over $400 thousand in revenue for 2016 and 2015.

The last line item in the noninterest income section is the net gain on sale of investments. The Bank has taken advantage of this opportunity the last three years and expects to continue as long as the rates remain low and the yield curve is favorable to the transaction. The Bank will not increase short-term gains at the sacrifice of long-term profitability. All of the sales of securities in 2016, 2015 and 2014 of $85.7, $47.0 and $57.9 million respectively were used to fund loan growth. This is a source of funds that will continue to be analyzed for use in the coming year. Gains of $588 thousand were recorded for 2016, $451 thousand for 2015 as compared to $494 thousand for 2014.

Customer service fees show an improvement of $271 thousand collected in 2016 as compared to 2015. 2015 experienced an even higher increase in customer service fees of $623 thousand over 2014. Almost $200 thousand can be attributed to classifying foreign ATM fees out of service charges into miscellaneous fees in 2015. Other fees included in this line item are the interchange fee mentioned previously, fees for wire activity, safe deposit box rent and profit on sales of checks to name a few.

Overall, noninterest income increased $580 thousand in 2016 preceded by a year where it had increased $604 thousand. Some of the revenue may not be easily duplicated as it is dependent on economic and market conditions to provide the opportunity. However, the increased revenue amounts from deposit and loan services should continue to provide improved profitability in the future. Management expects gains on sales to continue in the near term.

Non-Interest Expense

Noninterest expense increased 5.2% in 2016 as compared to 2015 and was preceded by a 3.4% increase in 2015 as compared to 2014. Represented in dollars, 2016 was $1.4 million higher than 2015 and 2015 was $854 thousand higher than 2014. The largest factor behind the increase both years was the expense of employee salaries and wages. During 2016, an additional $713 thousand was spent over 2015 which correlates to a 6.5% increase. When making the same analysis for 2015 as compared to 2014, 2015’s costs increased $721 thousand or 7.1%. Three main components flow into salaries and wages: base salary, deferred costs, and incentives composed of the expense of restricted stock awards and performance incentives. Base pay has increased with the addition of the three offices of Huntertown, Bowling Green and Sylvania, as well as from the operations of the Captive and through normal yearly increases to the remainder of the employees. Base pay was up $669.7 thousand for 2016 over the previous year and 2015 was up $559.3 thousand over 2014. The full time equivalent number of employees at each yearend increased to 273 for 2016, to 265 for 2015 compared to 2014’s 260.

Incentive pay as it related to performance was up $177.4 thousand in 2016 over 2015. Measurements used for award incentive pay had improved in 2016 and 2015 and employees benefited accordingly. The expense for the restricted stock awards has also increased each of the last three years as more shares have been granted to a larger number of employees and the market value of the shares has increased. 2016’s cost for this program was $87.9 thousand higher than 2015 and 2015 was $82 thousand higher than 2014. The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see note 11 of the consolidated financial statements.

Employee benefits decreased in 2016 which correlated directly to a lower level of medical expense. As the Bank is partially self-insured, lower claims during 2016 decreased the expense. Employee group insurance was down $266.9 thousand for 2016. Overall, employee benefits were down $232 thousand or 6.5% from 2015.

Employee benefits increased by a similar percentage as the salaries and wages for 2015 increased by 6.9% over 2014. The cost of the 401-K retirement plan increased each year as the profit share component increased along with the number of employees participating. Being partially self-insured has helped with lower claim experience though it is an unknown each year what that experience will be. For 2014 and 2015, a switch in the medical provider and comparison pricing also assisted to control the cost. Employees do participate in any premium increases.

Net occupancy expense typically increases as the Company expands, which is what has occurred for 2016 and 2015. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. This division experienced a strong 2014; however the department was short staffed most of 2015 and 2016. This has been remedied in 2017 and performance is expected to improve.

While net loss on sale of other assets owned, mainly ORE property, does not represent income for the years presented, the decrease in the amount of the loss for 2015 as compared to 2014, did contribute to improved profitability. For 2016, the loss was higher at $81 thousand than 2015’s $47 thousand. Loss on sale of assets included any write downs in the carrying values of ORE property on the Bank’s balance sheet. In 2016 and 2015, the number of properties and the corresponding carrying values decreased as compared to 2014. The Bank also sold its St. Joe, Indiana property during 2015. While taking a loss for the sale, the Bank eliminated the continued maintenance expense of an unoccupied building. An easement was agreed upon to enable the ATM located on the property to remain operational.

The 1-4 family mortgage refinancing activity has been slow over the last three years though increasing slightly each year. A correlating expense to that activity is the amortization of mortgage servicing rights. The amortization is the expense that offsets the income recognized when the loan is first made. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. 2015 had net income of $33 thousand, a switch from 2014 which had net expense of $42.7 thousand. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. 2016 has net income of $136 thousand and 2015 had higher additions and lower amortization expense from refinanced loans. The number of loans and balances also indicates this as the levels have remained fairly constant. 2014 was a year with limited sales and the amortization expense was therefore higher than the capitalized additions. As of December 31, 2016, 3,599 loans are being serviced with corresponding balances of $279.4 million. This is almost identical to the December 31, 2015 number and balance of loans 1-4 family being serviced. As of December 2015, 3,598 loans are being serviced with balances of $275.7 million. As of December 31, 2014, there were 3,638 loans serviced with balances of $275.4 million.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2016	2015	2014
Beginning Year	$2,056	$2,023	$2,066
Capitalized Additions	555	407	301
Amortization	(419)	(374)	(344)
Valuation Allowance	—	—	—

End of Year	$2,192	$2,056	$2,023

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

Data processing expense increased $109 thousand during 2016 as compared to an increased $50 thousand during 2015 and by $38 thousand in 2014 over 2013. The Company continues to investigate ways to reduce this expense. The pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the growth from the newer offices and overall Bank growth.

The Bank began conducting a review of its core operating system in 2015 which culminated with a decision in the summer 2016 to extend the contract with the Bank’s existing provider, FiServ, for an additional seven year period. The Bank expects to see a current reduction in monthly expenses, though that reduction will be utilized to provide additional new product offerings and fund growth. Overall, data processing expense for 2017 may be similar to 2016 with a wider variety of customer offerings.

The FDIC assessment has a decreasing cost trend and that is expected to continue into 2017 as the fourth quarter 2016 assessment was again below that of the previous quarter. This line item speaks to the health of the Bank and the financial industry. The assessment for 2016 was down $78 thousand from 2015.

The last line item with significant variation in noninterest expense to discuss is “other general and administrative.” The line item increased by $439 thousand during 2016 to end at $6.1 million as of December 31, 2016. $249 thousand of the increased expense was a result of management’s decision to accelerate the issuance of “chip” debit cards along with the normal replacement of cards due to fraud and expiration dates. The chip enhanced cards were to help decrease fraud and establish liability with the merchant if the chip was not used in the transaction. The Bank’s cost due to fraud was not lower yet in 2016; however it is hoped it will help mitigate fraud losses in 2017. Advertising and public relations increased also in 2016 by $113 thousand. With the addition of new offices, the credit card launch in conjunction with Bowling Green State University’s athletic department, it was expected to be higher than 2015. The Bank also celebrates the anniversary of office openings with a special event in each community.

2015 experienced a decrease in the “other” general and administrative line item. The decrease of $348 thousand for 2015 as compared to 2014 can be mainly attributed to a $195.7 thousand reduction in marketing and consulting costs. A renegotiation of one service provider contract along with the maturity of another during 2015 led to the decrease. Another contributor to the reduction was lower losses due to NSF and fraud. The Bank applauds the work of our front-line staff to recognize possible fraud and scams attempted on our customers and stopping them before they can occur. An investment in additional fraud detection software has also helped our back office personnel to detect possible digital fraud. This was down $60.2 thousand in 2015 compared to an increase in 2014 of $40.9 thousand.

Allowance for Credit Losses

Provision expense increased by $496 thousand for 2016 in response to the significant loan growth for the period. It decreased by $566 thousand for 2015, following an increase of $333 thousand for 2014. The decrease for 2015 was due to the consistent strong asset quality of the Bank’s loan portfolio as evidenced by low levels of both net charge-offs and delinquencies. The increase for 2014 was needed to account for the loan growth and the net charge-off activity of

2014. Sustained strong asset quality kept the provision expense lower than the growth alone would have warranted. Net charge-offs were $394, $473, and $480 thousand for 2016, 2015 and 2014, respectively. Commercial and Industrial loans had the largest charge-off activity in 2015. The consumer portfolios had the highest levels of charge-off activity in 2016 and 2014.

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

Watch list loan balances are comprised of loans graded 5-8. These loan balances increased $14.3 million as of December 31, 2016 as compared to same date 2015. The largest increases occurring in the lowest risk grade of 5. The loan grades of 7, which have a greater likelihood of default, all decreased for 2016. The Bank is mindful of the grade 5 loans but expects the number to decrease during first half 2017. All other measurements of asset quality improved during 2016. The watch list loan balances decreased 53.6% or $7.2 million from December 31, 2014 to December 31, 2015. The balances decreased mainly due to successful results from collection efforts. Given the size of the decrease, it is no surprise it is attributed mainly to the commercial real estate portfolio decreasing by $5.9 million. Three customers made up the bulk of the balances with one of three finding funding elsewhere. Commercial loans (non-real estate) on the Bank’s watch list also had a nice decrease during 2015, though just not as high at $1.9 million.

At yearend 2016, 59.7% of the watch list was comprised of loans classified as special mention, with an additional 39.0% classified as substandard and the remaining 1.3% classified as doubtful. The large increases in special mention and substandard are mainly driven by two loan relationships in the Bank’s commercial real estate portfolio.

Of the aggregate watch list loan balances, as of December 31, 2015, special mention accounted for 36.6% with substandard comprising 49.1% and doubtful accounting for the final 14.3%. In comparison to 2014, special mention was down $7.2 million, substandard up slightly by $161 thousand and doubtful down almost exactly the same amount at $162 thousand.

For 2014, the increase in special mention is offset by significant decreases in the substandard classifications of those same commercial related portfolios. Overall, substandard and doubtful loans decreased 42.5% or $2.9 million as compared to yearend 2013. In response to these fluctuations and loan growth during 2014 and 2015, the Bank changed ALLL to outstanding loan coverage percentage changed to 0.89% as of December 31, 2016, 0.88% as of December 31, 2015, and 0.95% as of December 31, 2014.

The above indicators impacting ALLL are reviewed quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and the ratio of watch list loans to capital, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators consist of more subjective data used to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. At the end of each of 2014, 2015 and 2016, a slight improvement was noted in unemployment figures.

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

The ACL increased $736, $153 and $755 thousand during 2016, 2015 and 2014 respectively. The large increase in 2016 directly correlates to the large increase in loan balances. With the improved asset quality, the metrics upon which the ACL is calculated did not support a larger increase in 2015 even though loan growth occurred. The percentage of ACL to the total loan portfolio was 0.98% as of December 31, 2014, 0.91% as of December 31, 2015 and 0.92% as of December 31, 2016. December 31, 2016 had the lowest loans past due 30+ day percentage at 0.23% in the last ten years. December 31, 2014 and 2015 were still at respectable lows of 0.37% and 0.32%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Federal Income Taxes

Effective tax rates were 28.53%, 26.97%, and 28.64% for 2016, 2015 and 2014 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $468, $554, and $634 thousand for 2016, 2015, and 2014, respectively. All years included an increase into a higher tax bracket for income over $10 million. Behind the decrease in 2015 is one of the benefits from the establishment of the Captive subsidiary.

Material Changes in Financial Condition

The shifts in the balance sheet during 2016 and 2015 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by a decrease in the investment portfolio, growth in core deposits and growth in other borrowings generated in 2015 which carried over to 2016. The cost of funds was impacted by the shift of interest bearing liabilities to noninterest and the limited use of time deposits in 2016 with a decrease in time deposits in 2015. Both contributed to improved profitability in 2016 and 2015, and the Company expects continued improvement through 2017 and into 2018.

Average earning assets increased throughout 2016 and 2015. Loan growth in both years was the main factor. 2014 was also aided by the Custar acquisition which took place in December 2013 and brought in $29 million in deposits. 2015 also benefited from the Sylvania office having been in office for a full year along with the growth in the other newer offices. 2016 had two offices open, one in each half of the year.

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

During 2016, the Bank began to utilize Promontory’s ICS, product to replace pledged securities; thereby increasing liquidity. ICS utilizes a nation-wide bank network to provide FDIC insurance coverage to the Bank’s depositors. The Bank is using the product to replace pledged securities to the Bank’s Ohio public customers and for commercial sweep customers previously utilizing daily repurchase agreements to protect balances over $250 thousand.

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2016	2015	2014
U.S. Treasury	$24,775	$38,505	$25,393
U.S. Government agencies	82,474	98,220	119,234
Mortgage-backed securities	48,461	26,324	29,562
State and local governments	62,817	72,066	74,303

	$218,527	$235,115	$248,492

The following table sets forth the maturities of investment securities as of December 31, 2016 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities (Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$10,542	0.61%	$14,233	1.11%
U.S. Government agencies	—	0.00%	43,245	1.29%
Mortgage-backed securities	—	0.00%	4,144	2.59%
State and local governments	7,805	2.14%	18,927	2.11%
Taxable state and local governments	884	2.02%	5,185	1.75%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$—	0.00%	$—	0.00%
U.S. Government agencies	39,229	1.97%	—	0.00%
Mortgage-backed securities	3,224	2.92%	41,093	2.03%
State and local governments	23,784	2.00%	3,662	1.98%
Taxable state and local governments	2,570	4.50%	—	0.00%

As of December 31, 2016 the Bank did not hold a large block of any one investment security in excess of 10% of stockholders’ equity. The largest segment of holdings is in US Governments. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.7 million. This is required in order to obtain Federal Home Loan Bank loans. The Bank also owns stock of Farmer Mac with a carrying value of $37.4 thousand which is required to participate loans in the program.

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

The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, including loans held for sale:

	(In Thousands)
	2016	2015	2014	2013	2012
Loans:
Consumer Real Estate	$87,273	$88,189	$97,550	$92,438	$80,287
Agricultural Real Estate	63,391	58,525	50,895	44,301	40,143
Agricultural	84,563	82,654	74,611	65,449	57,770
Commercial Real Estate	377,481	322,762	270,188	248,893	199,999
Commercial and Industrial	109,256	100,125	100,126	99,498	101,624
Consumer	33,179	27,770	24,277	21,406	20,413
Industrial Development Bonds	5,732	6,491	4,698	4,358	1,299

	$760,875	$686,516	$622,345	$576,343	$501,535

The following table shows the maturity of loans as of December 31, 2016:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$2,900	$12,258	$72,115
Agricultural Real Estate	911	3,156	59,324
Agricultural	51,411	22,771	10,381
Commercial real estate	7,636	105,377	264,468
Commercial and Industrial	49,757	35,400	24,099
Consumer	5,880	20,212	7,087
Industrial Development Bonds	1,031	85	4,616

	$119,526	$199,259	$442,090

The following table presents the total of loans due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	Fixed	Variable
	Rate	Rate	Total
Consumer Real Estate	$78,607	$5,766	$84,373
Agricultural Real Estate	50,932	11,548	62,480
Agricultural	32,236	916	33,152
Commercial Real Estate	291,128	78,717	369,845
Commercial and Industrial	47,787	11,712	59,499
Consumer	27,299	—	27,299
Industrial Development Bonds	4,701	—	4,701

The following table summarizes the Company’s nonaccrual, past due 90 days or more and still accruing loans, and accruing troubled debt restructurings as of December 31 for each of the last five years:

	(In Thousands)
	2016	2015	2014	2013	2012
Non-accrual loans	$1,384	$2,041	$1,705	$3,329	$4,828
Accruing loans past due 90 days or more	—	—	—	—	1
Troubled Debt Restructurings, not included above	559	878	471	485	—

Total	$1,943	$2,919	$2,176	$3,814	$4,829

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans would have aggregated $116.1 thousand for 2016, $117.1 for 2015 and $52.3 thousand for 2014. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $64 thousand for 2016, $96 thousand for 2015 and $87 thousand for 2014. $20.6 thousand of interest collected in 2015 was applied to reduce the specific allocation and was applied for the same reason in 2014.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The Bank had nonaccrual loan balances of $1.4 million at December 31, 2016 compared to balances of $2.0 and $1.7 million as of year-end 2015 and 2014. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2016 the Bank had $20.4 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties. At December 31, 2015, the Bank had $7.0 million of these loans. The increase in 2016 relates to mainly two relationships. These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve at December 31, 2016 and 2015.

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

As of December 31, 2016, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $84.6 million with an additional $63.4 million in agricultural real estate loans these compared to $82.7 and $58.5 million respectively as of December 31, 2015. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2016, the Bank had $0.7 million of its loans that were classified as troubled debt restructurings, of which $138.3 thousand are included in non-accrual loans. This compares to $1.1 million as of same date 2015 and the Bank had almost $797.2 thousand classified as such as of December 31, 2014.

Updated appraisals are required on all collateral dependent loans once they are deemed impaired. The Bank may also require an updated appraisal of a watch list loan which the Bank monitors under their loan policy. On a quarterly basis, Bank management reviews properties supporting asset dependent loans to consider market events that may indicate a change in value has occurred.

To determine observable market value, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the existing collateral value used.

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

As presented in the table below, charge-offs decreased to $550 thousand for 2016, the lowest level of the five years presented. 75.6% of the charge-offs stemmed from the consumer related portfolios. Charge-offs were $1.0 million for 2015, preceded by $778 thousand for 2014, $1.3 million for 2013, and $891 thousand for 2012. Recoveries were also the lowest in 2016 at $156 thousand compared to $557, $298, $374 and $286 thousand for 2015, 2014, 2013 and 2012, respectively. The net charge-offs for the last five years were all under $1 million. 2016 was the lowest at $394 thousand.

Higher provision expense was used to fund the ALLL for loan growth in 2014 and 2016. For 2012, 2013 and 2015, the provision was used to replenish the balance decreased by the net charge-off activity. Overall, the ALLL increased from $5.2 million at yearend 2012 to $6.8 million at yearend 2016. After adding the allowance for unfunded loan commitments, the ACL ended 2016 just over $7 million. As the ratios on the bottom of the following table show, the trends for each have continually improved over the five years shown. Asset quality and the ACL are both strong and emphasize the level of credit quality.

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

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	(In Thousands)
	2016	2015	2014	2013	2012
Loans	$760,149	$685,878	$621,926	$576,113	$501,402

Daily average of outstanding loans	$724,076	$627,194	$581,483	$507,126	$492,697

Allowance for Loan Losses-Jan 1	$6,057	$5,905	$5,194	$5,224	$5,091
Loans Charged off:
Consumer Real Estate	106	38	168	147	246
Agricultural Real Estate	—	—	—	—	—
Agricultural	21	—	—	—	6
Commercial Real Estate	93	143	229	164	98
Commercial and Industrial	20	536	—	513	47
Consumer	310	313	381	438	494

	$550	$1,030	$778	$1,262	$891

Loan Recoveries:
Consumer Real Estate	$28	$41	$34	$20	$60
Agricultural Real Estate	—	—	—	—	—
Agricultural	10	64	44	5	12
Commercial Real Estate	20	204	4	23	7
Commercial and Industrial	11	91	20	141	30
Consumer	87	157	196	185	177

	$156	$557	$298	$374	$286

Net Charge Offs	$394	$473	$480	$888	$605
Provision for loan loss	1,121	625	1,191	858	738
Acquisition provision for loan loss	—	—	—	—	—
Allowance for Loan & Lease Losses - Dec 31	$6,784	$6,057	$5,905	$5,194	$5,224
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	217	208	207	163	162

Total Allowance for Credit Losses - Dec 31	$7,001	$6,265	$6,112	$5,357	$5,386

Ratio of net charge-offs to average Loans outstanding	0.05%	0.08%	0.08%	0.18%	0.12%

Ratio of the Allowance for Loan Loss to Nonperforming Loans	490.39%	293.75%	346.30%	156.03%	108.20%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2016		2015		2014		2013		2012
	Amount		Amount		Amount		Amount		Amount
	(000’s)%		(000’s)%		(000’s)%		(000’s)%		(000’s)%
Balance at End of Period Applicable To:
Consumer Real Estate	$316	11.43	$338	12.82	$537	15.69	$257	16.05	$368	16.01
Agricultural Real Estate	241	8.33	211	8.52	184	8.18	131	7.69	113	8.01
Agricultural	616	11.14	582	12.07	547	12.00	326	11.36	290	11.52
Commercial Real Estate	3,250	49.59	2,516	46.98	2,367	43.43	2,107	43.19	1,749	39.89
Commercial and Industrial	1,318	15.14	1,229	15.56	1,421	16.86	1,359	18.03	2,183	20.53
Consumer	394	4.37	337	4.05	323	3.84	292	3.68	268	4.04
Unallocated	649	0.00	844	0.00	526	0.00	722	0.00	253	0.00

Allowance for Loan & Lease Losses	$6,784	100.00	$6,057	100.00	$5,905	100.00	$5,194	100.00	$5,224	100.00
Off Balance Sheet Commitments	217		208		207		163		162

Total Allowance for Credit Losses	$7,001		$6,265		$6,112		$5,357		$5,386

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2016 are as follows:

(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$21,606	$9,038	$13,071	$56,225

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2016:
Average balance	$169,510	$207,057	$239,939	$194,753
Average rate	0.00%	0.61%	0.18%	0.99%
December 31, 2015:
Average balance	$162,028	$184,941	$227,328	$189,822
Average rate	0.00%	0.62%	0.18%	0.90%
December 31, 2014:
Average balance	$152,155	$178,285	$216,405	$214,680
Average rate	0.00%	0.51%	0.17%	0.94%

Liquidity

Liquidity remains adequate though down from prior years as the Bank has decreased the investment portfolio to fund loans. The Bank has access to $58 million of unsecured borrowings through correspondent banks and $71.9 million of unpledged securities which may be sold or used as collateral. The amount of unpledged securities increase almost $42.5 million as compared to 2015. This was accomplished with utilizing Promontory’s ICS product to protect Ohio public fund depositors and commercial sweep customers with FDIC coverage rather than pledged securities. For the Bank, an additional $4.7 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $115.7 million available provided adequate collateral is pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities. This is accomplished not only by immediate liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $228.0 for 2016 and $262.1 million for 2015, and $296.5 million for 2014. This represented 22.3%, 28.0% and 31.8% of total average assets, respectively. Of the almost $201.2 million of debt securities in the bank’s portfolio as of December 31, 2016, $16.7 million, or 8.3% of the portfolio, is expected to receive payments or mature in 2017. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

In addition to the Bank’s investment portfolio, the Company has $17.3 million held in the holding company’s investment portfolio. $2.6 million of those investments will mature or receive payments in the next twelve months. These funds provide liquidity to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company. In future years, the Captive will also upstream dividends to the Company once reserve levels are adequately provided for. This will also provide additional liquidity for Company activities.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances as of year-end 2016 increased in all categories. Overall deposits increased an average of $39.7 million in 2016, $2.6 million in 2015 and $913 thousand in 2014. The Bank also utilized Federal Funds purchased at times during 2014 through 2016. The average balance for 2016 and 2015 was $1.9 million and $1.2 million respectively. The Bank used this temporary funding source heavier in December 2015 while it secured more permanent funding. During 2016, it was used heavily in the third quarter. The Bank is comfortable accessing these funds on a regular basis.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Bank’s average loan to deposit ratio was 87.9% for 2016, 80.7% for 2015 and 76.4% for 2014. The Bank’s goal is for this ratio to be higher in the 80-90 percent range with loan growth being the driver. The Bank ended the year 2016 at an 89.4% loan to deposit ratio.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $70.3 at December 31, 2016, $78.8 million at the end of 2015 compared to $56.0 million at the end of 2014. These accounts are used to provide a sweep product to the Bank’s commercial customers. As ICS is implemented, the sweep balances will move into interest bearing deposits.

“Other borrowings” are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide loans in our community. The Bank utilized this funding source in December 2015 by borrowing $10 million. Prior borrowings from this source had decreased by $4.5 million to none at December 31, 2014. This compares to consistent borrowings during 2016 of $10 million. The decreased borrowings were payoffs of matured notes in 2013 and 2014.

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

Contractual Obligations

Contractual Obligations of the Company totaled $263.2 million as of December 31, 2016. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Securities sold under agreement to repurchase	$53,324	$32,814	$20,510	$—	$—
Time Deposits	198,830	79,407	72,563	46,037	823
Dividends Payable	1,053	1,053	—	—	—
Long Term Debt	10,000	—	10,000	—	—

Total	$263,207	$113,274	$103,073	$46,037	$823

Capital Resources

Stockholders’ equity was $125.6 million as of December 31, 2016 compared to $120.1 million at December 31, 2015. Dividends declared during 2016 were $0.91 per share totaling $4.2 million and dividends declared during 2015 were $0.87 per share totaling $3.99 million. Throughout 2016, the Company purchased 7,000 shares and awarded 16,150 shares of restricted stock awards to 74 employees. During 2015, the Company purchased 30,685 shares and awarded 16,000 shares of restricted stock to 67 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. On December 31, 2016 the Company held 579,125 shares in Treasury Stock and 43,150 unvested shares of restricted stock. At yearend 2015, the Company held 587,466 shares in Treasury stock and 38,995 unvested shares of restricted stock. On January 20, 2017 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 20, 2017 and ending December 31, 2017. The Company has a history of approving a similar resolution to be in effect each year for at least the last five years.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios. At December 31, 2016, the Bank and the Company had total risk-based capital ratios of 12.73% and 15.28%, respectively. Core capital to risk-based asset ratios of 11.91% and 14.46% for the Bank and the Company, respectively, are well in excess of regulatory guidelines. The Bank’s leverage ratio of 9.75% is also substantially in excess of regulatory guidelines, as is the Company’s at 11.77%. Under Basel III, the common equity Tier 1 Capital to risk-weighted assets ratios are also well above the required 4.50% and the 6.50% well capitalized levels with the Company at 14.46% and the Bank at 11.91%. For further discussion and analysis of regulatory capital requirements, refer to Note 15 of the Audited Financial Statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total (000)	to Flat Rate
3.03%	-2.36%	Rising	3.00%	$31,285	-2.60%
3.05%	-1.68%	Rising	2.00%	$31,529	-1.84%
3.07%	-1.06%	Rising	1.00%	$31,747	-1.16%
3.10%	—	Flat	—	$32,119	—
3.15%	1.14%	Falling	-1.00%	$32,594	1.48%
3.00%	-3.44%	Falling	-2.00%	$31,014	-3.44%
2.84%	-8.37%	Falling	-3.00%	$29,408	-8.44%

The shock chart currently shows a tightening in net interest margin over the next twelve months in an increasing rate environment and a slight increase in a falling rate environment. Due to two rate increases since December 2015, the model predicts an expansion in a falling rate of 100 basis points. At a 200 basis falling rate, the margin will tighten because the cost of funds cannot price below 0% so only asset yield erodes at the higher falling rate environment. All rising rates scenarios are predicted to tighten the net interest margin and produce lower levels of net interest income. This would indicate that the assets yield is predicted to increase slower than the cost of funds will rise. Fixed rate assets or those with a fixed feature in the beginning have a longer time frame than 12 months until they reprice. The Bank continues to enhance its use of the software model and performs additional stress tests whose results management and the director’s review. Both directional changes are well within risk exposure guidelines. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

ITEM 8.	FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2016 and 2015.

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flow for the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. (Company) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes to stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmers & Merchants Bancorp, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Farmers & Merchants Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

BKD, LLP

Fort Wayne, Indiana

February 22, 2017

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

We have audited Farmers & Merchants Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Farmers & Merchants, Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Farmers & Merchants Bancorp, Inc. and our report dated February 22, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP

BKD, LLP

Fort Wayne, Indiana

February 22, 2017

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

(000’s Omitted, Except Per Share Data)

	2016	2015
Assets
Assets
Cash and due from banks	$27,348	$21,333
Federal Funds Sold	974	685

Total cash and cash equivalents	28,322	22,018
Interest-bearing time deposits	1,915	—
Securities - available for sale	218,527	235,115
Other Securities, at cost	3,717	3,717
Loans, net	753,365	679,821
Premises and equipment	21,457	20,587
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,192	2,056
Other Real Estate Owned	774	1,175
Bank Owned Life Insurance	14,376	14,033
Other assets	7,176	6,472

Total Assets	$1,055,895	$989,068

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$186,390	$171,112
Interest-bearing
NOW accounts	230,446	190,890
Savings	226,537	225,052
Time	198,830	184,285

Total deposits	842,203	771,339

Federal Funds Purchased and
Securities sold under agreement to repurchase	70,324	78,815
Federal Home Loan Bank (FHLB) Advances	10,000	10,000
Dividend payable	1,053	1,007
Accrued expenses and other liabilities	6,738	7,810

Total liabilities	930,318	868,971

Commitments and Contingencies

Stockholders’ Equity
Common shares 6,500,000 shares 12/31/15
Common shares 10,000,000 shares 12/31/16 shares; issued & outstanding 5,200,000 shares	11,947	12,086
Treasury Stock - 579,125 shares 2016, 587,466 shares 2015	(12,267)	(12,389)
Retained earnings	127,869	120,188
Accumulated other comprehensive income (loss)	(1,972)	212

Total stockholders’ equity	125,577	120,097

Total Liabilities and Stockholders’ Equity	$1,055,895	$989,068

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income & Comprehensive Income

Years Ended December 31, 2016, 2015 and 2014

(000’s Omitted, Except Per Share Data)

	2016	2015	2014
Interest Income
Loans, including fees	$33,703	$29,293	$28,070
Debt securities:
U.S. Treasury and government agencies	2,373	2,434	3,171
Municipalities	1,437	1,739	2,037
Dividends	149	148	156
Federal funds sold	22	8	7
Other	43	28	12

Total interest income	37,727	33,650	33,453
Interest Expense
Deposits	3,617	3,269	3,458
Federal funds purchased and securities sold under agreements to repurchase	458	317	254
Borrowed funds	148	1	4

Total interest expense	4,223	3,587	3,716

Net Interest Income - Before provision for loan losses	33,504	30,063	29,737
Provision for Loan Losses	1,121	625	1,191

Net Interest Income After Provision
For Loan Losses	32,383	29,438	28,546
Noninterest Income
Customer service fees	6,118	5,847	5,224
Other service charges and fees	3,774	3,790	3,819
Net gain on sale of loans	888	700	647
Net gain on sale of available for sale securities	588	451	494

Total noninterest income	11,368	10,788	10,184
Noninterest Expense
Salaries and Wages	11,620	10,907	10,186
Employee benefits	3,323	3,555	3,324
Net occupancy expense	1,459	1,352	1,107
Furniture and equipment	1,724	1,629	1,541
Data processing	1,409	1,300	1,250
Franchise taxes	878	746	781
Net loss on sale of other assets owned	81	47	157
FDIC Assessment	407	485	503
Mortgage servicing rights amortization	419	374	344
Other general and administrative	6,111	5,672	6,020

Total other operating expenses	27,431	26,067	25,213

Income Before Income Taxes	16,320	14,159	13,517

Income Taxes	4,656	3,819	3,871

Net Income	$11,664	$10,340	$9,646

Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available for sale securities	(2,721)	100	1,158
Reclassification adjustment for gain on sale of available for sale securities	(588)	(451)	(494)

Net unrealized gain (loss) on available for sale securities	(3,309)	(351)	664
Tax expense (benefit)	(1,125)	(119)	226

Other comprehensive income (loss)	(2,184)	(232)	438

Comprehensive Income	$9,480	$10,108	$10,084

Earnings Per Share - Basic and Diluted	$2.53	$2.24	$2.08

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders’
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2014	4,638,438	$12,312	$(11,611)	$107,910	$6	$108,617
Net income				9,646		9,646
Other comprehensive income					438	438
Purchase of Treasury Stock	(23,570)		(576)			(576)
Issuance of 13,250 shares of restricted stock (Net of Forfeitures - 780)	12,470	(322)	259	61		(2)
Stock-based compensation expense		232				232
Cash dividends declared - $0.84 per share				(3,862)		(3,862)

Balance - December 31, 2014	4,627,338	$12,222	$(11,928)	$113,755	$444	$114,493
Net income				10,340		10,340
Other comprehensive loss					(232)	(232)
Purchase of Treasury Stock	(30,685)		(803)			(803)
Issuance of 16,000 shares of restricted stock (Net of Forfeitures - 100 Repurchases - 19)	15,881	(450)	342	78		(30)
Stock-based compensation expense		314				314
Cash dividends declared - $0.87 per share				(3,985)		(3,985)

Balance - December 31, 2015	4,612,534	$12,086	$(12,389)	$120,188	$212	$120,097
Net income				11,664		11,664
Other comprehensive loss					(2,184)	(2,184)
Purchase of Treasury Stock	(7,000)		(194)			(194)
Issuance of 16,150 shares of restricted stock (Net of Forfeitures - 773 Repurchases - 36)	15,341	(541)	316	178		(47)
Stock-based compensation expense		402				402
Cash dividends declared - $0.91 per share				(4,161)		(4,161)

Balance - December 31, 2016	4,620,875	$11,947	$(12,267)	$127,869	$(1,972)	$125,577

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(000’s Omitted)

	2016	2015	2014
Cash Flows from Operating Activities
Net income	$11,664	$10,340	$9,646
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,464	1,365	1,293
Amortization of available for sale securities, net	1,146	1,239	1,430
Amortization of servicing rights	419	374	344
Amortization of core deposit intangible	323	323	480
Compensation expense related to stock awards	402	314	232
Provision for loan loss	1,121	625	1,191
Gain on sale of loans held for sale	(888)	(700)	(647)
Originations of loans held for sale	(66,014)	(52,706)	(37,432)
Proceeds from sale of loans held for sale	63,988	52,764	41,992
Loss on sale of other assets owned	81	47	157
Gain on sales of available for sale securities	(588)	(451)	(494)
Change in other assets and other liabilities, net	(688)	1,275	971

Net cash provided by operating activities	12,430	14,809	19,163

Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	41,825	26,059	17,817
Sales	85,723	47,029	57,928
Purchases	(114,819)	(60,925)	—
Change in interest-bearing time depsoits	(1,915)	—	—
Proceeds from redemption of FHLB stock	—	—	499
Proceeds from sales of other assets owned	41	64	24
Additions to premises and equipment	(2,406)	(1,716)	(2,908)
Loan originations and principal collections, net	(72,639)	(64,483)	(50,853)

Net cash provided by (used in) investing activities	(64,190)	(53,972)	22,507

Cash Flows from Financing Activities
Net change in deposits	70,864	8,779	(13,904)
Net change in federal funds purchased and securities sold under agreements to repurchase	(8,491)	22,853	(13,794)
Proceeds of FHLB advances	—	10,000	—
Repayment of FHLB advances	—	—	(4,500)
Purchase of Treasury Stock	(194)	(803)	(576)
Cash dividends paid on common stock	(4,115)	(3,943)	(3,864)

Net cash provided by (used) financing activities	58,064	36,886	(36,638)

Net Increase (Decrease) in Cash and Cash Equivalents	6,304	(2,277)	5,032

Cash and Cash Equivalents - Beginning of Year	22,018	24,295	19,263

Cash and Cash Equivalents - End of Year	$28,322	$22,018	$24,295

Supplemental Information
Cash paid during the year for:
Interest	$4,151	$3,610	$3,732

Income taxes	$5,012	$3,079	$4,285

Noncash investing activities:
Transfer of loans to other real estate owned	$419	$231	$139

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

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

December 31, 2016, 2015, 2014

Note 1 - Summary of Significant Accounting Policies (Continued)

Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $5.0 million for December 31, 2016 and it was $6.5 million for December 31, 2015. The Company and its subsidiaries maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

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

Other Securities

Other Securities consists of Federal Home Loan Bank of Cincinnati stock and Farmer Mac stock. These stocks are carried at cost and are held to enable the Bank to conduct business with the entities. The Federal Home Loan Bank sells and purchases their stock at par. The Federal Home Loan Bank of Cincinnati stock is held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank. The Federal Home Loan Bank of Cincinnati is evaluated for impairment as conditions warrant.

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

December 31, 2016, 2015, 2014

Note 1 - Summary of Significant Accounting Policies (Continued)

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

December 31, 2016, 2015, 2014

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for impairment and any such impairment is recognized in the period identified. The Bank considered the following qualitative factors to determine if impairment was likely: 1) the Bank continued to perform above peer and remains profitable with capital remaining strong, 2) the Bank had improved asset quality and does not see any change in the trend, 3) the Bank had strong liquidity and capital positions, 4) in quantitative testing done in 2016, the excess fair value of capital was $11.3 million or 10.4% over the carrying value and was over two and a half times the value of the goodwill being carried and 5) the Bank was unaware of any likely circumstances that would indicate the fair value of the entity would be greatly decreased in the near future. Therefore, the Bank concluded it is unlikely impairment of Goodwill has occurred from the goodwill established from the Bank’s acquisition which occurred on December 31, 2007.

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net income from operations of foreclosed real estate held for sale is reported in non-interest income. At December 31, the Bank’s holding of other real estate owned totaled $774 thousand and approximately $1.2 million for 2016 and 2015 respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2016 and 2015. With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2013.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. See Note 12 for additional information.

Stock-Based Compensation

The fair value of restricted common stock is their fair market value on the date of grant. The fair value of restricted stock is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statement of income.

Treasury Stock

Common stock shares repurchased are recorded at market value on date of purchase.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	(In Thousands)
	2016	2015	2014
Net unrealized gain (loss) on available-for-sale securities	$(2,721)	$100	$1,158
Reclassification adjustment for gain on sale of available-for-sale securities	(588)	(451)	(494)

Net unrealized gains (losses)	(3,309)	(351)	664

Tax expense (benefit)	(1,125)	(119)	226

Other comprehensive income (loss)	$(2,184)	$(232)	$438

Reclassification

Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform with the 2016 presentation. These reclassifications had no effect on net income.

Subsequent Events

On January 20, 2017, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 200,000 shares of its outstanding common stock commencing January 20, 2017 and ending December 31, 2017.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures. While it would be preferred to run fair value adjustment through other comprehensive income, the Company would choose to limit any further fair value presentation on the financial statements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 1 - Summary of Significant Accounting Policies (Continued)

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures and currently has very limited exposure to the rule.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is assessing the impact of ASU 2016-09 on its accounting and disclosures and working to create procedures to effectively capture and present the information. The Company does utilize restricted stock awards with three year cliff vesting to its employees presently.

In June 2016, FASB issued 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 2 – Business Combination & Asset Purchase

The Company recognized core deposit intangible assets of $2.26 million with the purchase of offices. $1.17 million was recognized with the purchase of the Custar office on December 13, 2013 and $1.09 million with the Hicksville office on July 9, 2010. These are being amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis. In connection with a December 31, 2007 Knisely acquisition, the Company recognized a core deposit intangible asset of $1.1 million, which was fully amortized during 2014. The core deposit intangible is included in other assets on the consolidated balance sheets.

The amortization expense for the years ended December 31, 2016, 2015 and 2014 was $323, $323, and $480 thousand, respectively.

Amortization expense of the core deposit intangible assets remaining is as follows:

	Hicksville	Custar	Total
2017	$78	$167	$245
2018	0	167	167
2019	0	167	167
2020	0	161	161

Total	$78	$662	$740

Note 3 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$24,920	$1	$(146)	$24,775
U.S. Government agencies	84,266	3	(1,795)	82,474
Mortgage-backed securities	49,155	185	(879)	48,461
State and local governments	63,173	634	(990)	62,817

Total available-for-sale securities	$221,514	$823	$(3,810)	$218,527

	(In Thousands)
	2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$38,778	$36	$(309)	$38,505
U.S. Government agencies	99,000	55	(835)	98,220
Mortgage-backed securities	26,157	283	(116)	26,324
State and local governments	70,858	1,290	(82)	72,066

Total available-for-sale securities	$234,793	$1,664	$(1,342)	$235,115

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

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

Information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2016
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(146)	$15,745	$—	$—
U.S. Government agencies	(1,795)	77,471	—	—
Mortgage-backed securities	(879)	36,474	—	—
State and local governments	(983)	37,540	(7)	526

Total available-for-sales securities	$(3,803)	$167,230	$(7)	$526

	2015
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(142)	$23,241	$(167)	$10,195
U.S. Government agencies	(635)	68,957	(200)	9,793
Mortgage-backed securities	(60)	6,331	(56)	3,580
State and local governments	(54)	7,920	(28)	1,725

Total available-for-sales securities	$(891)	$106,449	$(451)	$25,293

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 3 – Securities (Continued)

Sales of $85.7, $47.0, and $57.9 million for 2016, 2015, and 2014 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2016	2015	2014
Gross realized gains	$598	$451	$638
Gross realized losses	(10)	—	(144)

Net realized gains	$588	$451	$494

Tax expense related to net realized gains	$200	$153	$168

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income. The net realized gain is included in net gain on sale of securities available-for-sale and the related tax expense is included in income tax expense in the consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$19,158	$19,231
After one year through five years	81,888	81,590
After five years through ten years	67,483	65,583
After ten years	3,830	3,662

Total	$172,359	$170,066
Mortgage-backed securities	49,155	48,461

Total	$221,514	$218,527

Investments with a carrying value and fair value of $129.4 million at December 31, 2016 and $189.3 million at December 31, 2015 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of December 31, 2016 and 2015.

Note 4 - Loans

The Company had $2.1 million in loans held for sale at December 31, 2016 as compared to $1.2 million in loans held for sale at December 31, 2015. Due to materiality, these loans are included in the Consumer Real Estate and Agricultural Real Estate loan categories at the lower of cost or market.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

Loans at December 31 are summarized below:

	(In Thousands)
	2016	2015
Loans:
Consumer Real Estate	$87,273	$88,189
Agricultural Real Estate	63,391	58,525
Agricultural	84,563	82,654
Commercial Real Estate	377,481	322,762
Commercial and Industrial	109,256	100,125
Consumer	33,179	27,770
Industrial Development Bonds	5,732	6,491

	$760,875	$686,516
Less: Net deferred loan fees and costs	(726)	(638)

	760,149	685,878
Less: Allowance for loan losses	(6,784)	(6,057)

Loans - Net	$753,365	$679,821

Following are the characteristics and underwriting criteria for each major type of loan the Bank offers:

Commercial Real Estate: Construction, purchase, and refinance of business purpose real estate. Risks include potential construction delays and overruns, vacancies, collateral value subject to market value fluctuations, interest rate, market demands, borrower’s ability to repay in orderly fashion, and others. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer’s ability to repay in a changing rate environment before granting loan approval.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

The following is a maturity schedule by major category of loans at December 31, 2016:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years	Total
Consumer Real Estate	$2,900	$12,258	$72,115	$87,273
Agricultural Real Estate	911	3,156	59,324	63,391
Agricultural	51,411	22,771	10,381	84,563
Commercial Real Estate	7,636	105,377	264,468	377,481
Commercial and Industrial	49,757	35,400	24,099	109,256
Consumer	5,880	20,212	7,087	33,179
Industrial Development Bonds	1,031	85	4,616	5,732

	$119,526	$199,259	$442,090	$760,875

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2016:

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer Real Estate	$50,138	$37,135
Agricultural Real Estate	47,109	16,282
Agricultural	41,821	42,742
Commercial Real Estate	257,805	119,676
Commercial and Industrial	52,616	56,640
Consumer	28,544	4,635
Industrial Development Bonds	5,732	—

As of December 31, 2016 and 2015 one to four family residential mortgage loans amounting to $17.9 million and $20.0 million, respectively, have been pledged as security for loans the Bank has received from the Federal Home Loan Bank.

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2016 and 2015, net of deferred loan fees and costs:

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$882	$15	$507	$1,404	$85,508	$86,912	$—
Agricultural Real Estate	12	—	132	144	63,208	63,352	—
Agricultural	101	—	—	101	84,591	84,692	—
Commercial Real Estate	60	—	—	60	376,827	376,887	—
Commercial and Industrial	—	—	—	—	115,093	115,093	—
Consumer	29	6	—	35	33,178	33,213	—

Total	$1,084	$21	$639	$1,744	$758,405	$760,149	$—

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$303	$47	$357	$707	$87,240	$87,947	$—
Agricultural Real Estate	—	—	162	162	58,301	58,463	—
Agricultural	—	145	—	145	82,617	82,762	—
Commercial Real Estate	236	—	841	1,077	321,153	322,230	—
Commercial and Industrial	51	—	20	71	106,618	106,689	—
Consumer	19	9	—	28	27,759	27,787	—

Total	$609	$201	$1,380	$2,190	$683,688	$685,878	$—

The following table presents the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2016 and December 31, 2015:

	(In Thousands)
	2016	2015
Consumer Real Estate	$1,091	$1,155
Agricultural Real Estate	132	162
Agriculture	—	—
Commercial Real Estate	—	484
Commercial and Industrial	161	202
Consumer	—	38

Total	$1,384	$2,041

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

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

December 31, 2016, 2015, 2014

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2016 and December 31, 2015.

	(In Thousands)
	Agricultural Real Estate		Agricultural		Commercial Real Estate		Commercial and Industrial		Industrial Development Bonds
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
1-2	$4,999	$5,841	$7,334	$12,025	$677	$597	$10,060	$261	$—	$—
3	16,660	16,593	31,397	21,247	27,858	24,264	14,064	22,300	2,640	3,100
4	40,224	35,475	44,560	49,220	333,523	293,381	83,100	76,855	3,092	3,391
5	1,209	192	1,234	250	8,321	1,738	1,379	57	—	—
6	260	362	167	—	6,508	1,828	641	543	—	—
7	—	—	—	20	—	422	117	182	—	—
8	—	—	—	—	—	—	—	—	—	—

Total	$63,352	$58,463	$84,692	$82,762	$376,887	$322,230	$109,361	$100,198	$5,732	$6,491

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2016 and December 31, 2015.

	(In Thousands)
	Consumer Real Estate
	2016	2015
Grade
Pass	$86,361	$87,292
Special mention (5)	25	48
Substandard (6)	368	332
Doubtful (7)	158	275

Total	$86,912	$87,947

	Consumer - Credit Card		Consumer - Other
	2016	2015	2016	2015
Performing	$4,061	$3,901	$29,120	$23,863
Nonperforming	—	—	32	23

Total, net of deferred fees	$4,061	$3,901	$29,152	$23,886

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2016 and 2015 are as follows:

	(In Thousands)
	2016	2015
Impaired loans without a valuation allowance	$1,141	$1,257
Impaired loans with a valuation allowance	711	879

Total impaired loans	$1,852	$2,136

Valuation allowance related to impaired loans	$135	$330

Total non-accrual loans	$1,384	$2,041

Total loans past-due ninety days or more and still accruing	$—	$—

	(In Thousands)
	2016	2015	2014
Average investment in impaired loans	$1,802	$2,509	$1,929

Interest income recognized on impaired loans	$64	$96	$87

Interest income recognized on a cash basis on impaired loans	$27	$60	$51

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $0.7 million of its impaired loans classified as trouble debt restructured as of December 31, 2016 as compared to $1.1 million of its impaired loans classified as trouble debt restructured as of December 31, 2015.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

The following table represents the years ended December 31, 2016 and 2015.

December 31, 2016 Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	December 31, 2015 Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	1	$138	$138	Commercial Real Estate	1	$528	$430
Commercial and Industrial	0	—	—	Commercial and Industrial	1	25	24

For the years ended December 31, 2016 and 2015, there was one TDR from 2015 that subsequently defaulted after modification during 2016 at a loss of $79.6 thousand.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

The following tables present loans individually evaluated for impairment by portfolio class of loans as of December 31, 2016 and 2015:

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
2016
With no related allowance recorded:
Consumer Real Estate	$1,009	$1,009	$—	$101	$16	$4
Agricultural Real Estate	132	132	—	147	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	427	24	23
Commercial and Industrial	—	—	—	337	—	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	94	94	34	344	—	—
Agricultural Real Estate	—	—	—	9	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	501	501	66	191	—	—
Commercial and Industrial	116	116	35	246	24	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$1,103	$1,103	$34	$445	$16	$4

Agricultural Real Estate	$132	$132	$—	$156	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$501	$501	$66	$618	$24	$23

Commercial and Industrial	$116	$116	$35	$583	$24	$—

Consumer	$—	$—	$—	$—	$—	$—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-04, Receivables, - “Troubled Debt Restructuring by Creditors. As of December 31, 2016 the Company had $169 thousand of foreclosed residential real estate property obtained by physical possession and $112 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $477 thousand of foreclosed residential real estate property obtained by physical possession and $425 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions as of December 31, 2015.

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2016	2015	2014
Allowance for Loan Losses
Balance at beginning of year	$6,057	$5,905	$5,194
Provision for loan loss	1,121	625	1,191
Loans charged off	(550)	(1,030)	(778)
Recoveries	156	557	298

Balance at ending of year	$6,784	$6,057	$5,905

Allowance for Unfunded Loan Commitments & Letters of Credit	$217	$208	$207

Total Allowance for Credit Losses	$7,001	$6,265	$6,112

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

Additional analysis related to the allowance for credit losses as of December 31, 2016 and 2015 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$338	$211	$582	$2,516	$1,229	$337	$208	$844	$6,265
Charge Offs	(106)	—	(21)	(93)	(20)	(310)	—	—	(550)
Recoveries	28	—	10	20	11	87	—	—	156
Provision (Credit)	56	30	45	807	98	280	—	(195)	1,121
Other Non-interest expense related to unfunded	—	—	—	—	—	—	9	—	9

Ending Balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001

Ending balance: individually evaluated for impairment	$34	$—	$—	$66	$35	$—	$—	$—	$135

Ending balance: collectively evaluated for impairment	$282	$241	$616	$3,184	$1,283	$394	$217	$649	$6,866

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$86,912	$63,352	$84,692	$376,887	$115,093	$33,213	$—	$—	$760,149

Ending balance: individually evaluated for impairment	$1,103	$132	$—	$501	$116	$—	$—	$—	$1,852

Ending balance: collectively evaluated for impairment	$85,809	$63,220	$84,692	$376,386	$114,977	$33,213	$—	$—	$758,297

Ending balance: loans acquired with deteriorated credit quality	$200	$—	$—	$—	$—	$—	$—	$—	$200

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 4 – Loans (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 5 - Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2016	2015
Land	$5,647	$5,647
Buildings (useful life 15-39 years)	23,526	21,943
Construction in Progress	—	329
Furnishings (useful life 3-15 years)	12,673	11,783

	41,846	39,702
Less: Accumulated depreciation	(20,389)	(19,115)

Premises and Equipment (Net)	$21,457	$20,587

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 amounted to $1.5, $1.4, and $1.3 million, respectively.

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $280.4 and $275.6 million at December 31, 2016 and 2015, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2016 and 2015, was $2.2 and $2.1 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income.

The fair market value of the capitalized servicing rights as of December 31, 2016 and 2015 was $2.5 million and $2.7 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 14.3% and 11.0% were utilized for 2016 and 2015, respectively. All stratums showed positive values compared to carrying value using a discount yield of 5.38% for 2016 and 6.52% for 2015.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2016	2015
Beginning Year	$2,056	$2,023
Capitalized Additions	555	407
Amortization	(419)	(374)
Valuation Allowance	—	—

End of Year	$2,192	$2,056

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 7 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2016	2015
Time deposits under $100,000	$98,890	$103,424
Time deposits of $100,000 or more	99,940	80,861

	$198,830	$184,285

At December 31, 2016 the scheduled maturities for time deposits are as follows:

(In Thousands)
2017	$79,407
2018	46,687
2019	25,876
2020	20,478
2021	25,559
thereafter	823

$198,830

Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2016 and 2015 securities with a book value of $56.0 million and $65.8 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s Federal Funds purchased.

Daily Securities Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2016	$32,814	0.20%	$43,929	$39,928	0.10%
2015	$39,691	0.08%	$46,564	$39,371	0.08%

Term CD’s Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2016	$20,510	1.96%	$20,510	$19,562	1.88%
2015	$17,124	2.00%	$17,961	$17,294	1.62%

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (continued)

The Company had $17.0 and $22.0 million of Federal Funds Purchased as of December 31, 2016 and December 31, 2015 respectively. The $53.3 million in Securities Sold Under Agreements to Repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements December 31, 2016.

	December 31, 2016
	Remaining Contratual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds Purchased	$17,000	$—	$—	$—	$17,000
Repurchase Agreements
US Treasury & agency securities	32,814	—	—	20,510	53,324

Total	$49,814	$—	$—	$20,510	$70,324

Note 9 - Federal Home Loan Bank Advances

Long term debit consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly. As of December 31, 2016, the Bank had two loans which were structured as single maturities with interest rates of 1.61% and 1.34%. Total borrowings were $10.0 million and $10.0 million for December 31, 2016 and 2015, respectively. The advances were secured by $17.9 and $20.0 million of mortgage loans as of December 31, 2016 and 2015, respectively under a blanket collateral agreement.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future obligations of the advances are as follows at December 31, 2016:

(In Thousands)
2017	5,000
2018	5,000

$10,000

The Bank had access to $58 million of unsecured borrowings through correspondent banks as of both December 31, 2016 and December 31, 2015. $71.8 million and $29.4 million at the end of the same time periods, respectively, were unpledged securities which could be sold or used as collateral. An additional $4.7 million at December 31, 2016, and $4.1 million at December 31, 2015, were available from the Federal Home Loan Bank based on current pledging, with up to $115.7 million and $118.5 million, respectively, available provided adequate collateral is pledged.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 10 - Federal Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2016	2015	2014
Current:
Federal	$4,601	$3,941	$3,837
Deferred:
Federal	55	(122)	34

	$4,656	$3,819	$3,871

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate

	(In Thousands)
	2016	2015	2014
Income tax at statutory rates	$5,521	$4,792	$4,596
Decrease resulting from:
Tax exempt interest	(468)	(554)	(634)
Change in prior estimates and other	(397)	(419)	(91)

	$4,656	$3,819	$3,871

Deferred tax assets and liabilities at December 31 are comprised of the following:

	2016	2015
Deferred Tax Assets:
Allowance for loan losses	$2,326	$2,080
Other	553	528
Net unrealized gain on available-for-sale securities	1,016	—

Total deferred tax assets	3,895	2,608
Deferred Tax Liabilities:
Accreted discounts on bonds	83	100
FHLB stock dividends	744	745
Mortgage servicing rights	752	706
Other	1,745	1,389
Net unrealized gain on available-for-sale securities	—	109

Total deferred tax liabilities	3,324	3,049

Net Deferred Tax Asset (Liability)	$571	$(441)

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 11 - Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $877, $835 and $779 thousand for 2016, 2015 and 2014, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 16,150 shares of restricted stock were issued to 74 employees during 2016, 16,000 shares of restricted stock were issued to 67 employees during 2015 and 13,250 shares of restricted stock were issued to 61 employees during 2014. Under the plan, the shares vest 100% in three years. During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 773, 100, and 780 forfeited during 2016, 2015 and 2014, respectively. During 2016, 4 employees retired and received 1,197 shares from the shares awarded in 2013, 2014 and 2015. During 2015, due to retirement, one employee received 250 shares from awards granted in 2012, 2013 and 2014 and 325 shares were paid to the estate of a deceased employee awarded during the same time periods. Due to retirement in 2014, two employees received 965 shares. During 2016, 10,025 shares awarded in 2013, were vested 100% and 45 employees received the stock During 2015, 9,720 shares awarded in 2012, were vested 100% and 45 employees received the stock. During 2014, 10,005 shares awarded in 2011, were vested 100%, and 48 employees received the stock. Compensation expense applicable to the restricted stock totaled $379, $286 and $252 thousand for the years ending December 31, 2016, 2015 and 2014, respectively.

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2016		2015		2014
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	38,995	24.92	33,390	22.77	31,890	20.38
Granted	16,150	32.02	16,000	26.35	13,250	25.50
Vested	(11,222)	31.72	(10,295)	26.33	(10,970)	25.39
Forfeited	(773)	31.54	(100)	26.07	(780)	24.97

Nonvested, end of period	43,150	28.20	38,995	24.92	33,390	22.77

As of December 31, 2016, there was $730 thousand of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan. Expense for restricted stock awards of $402 thousand, $314 thousand, and $232 thousand was recorded for the years ended December 31, 2016, 2015, and 2014, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

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

The table below presents basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014.

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Earnings per share
Net income	$11,664	$10,340	$9,646
Less: distributed earnings allocated to participating securities	(37)	(31)	(27)
Less: undistributed earnings allocated to participating securities	(64)	(47)	(40)

Net earnings available to common shareholders	$11,563	$10,262	$9,579

Weighted average common shares outstanding including participating securities	4,612,115	4,617,058	4,628,178
Less: average unvested resticted shares	(39,982)	(35,000)	(32,278)

Weighted average common shares outstanding	4,572,133	4,582,058	4,595,900

Basic and diluted earnings per share	$2.53	$2.24	$2.08

Note 13 - Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $1.5 million and $739 thousand at December 31, 2016 and 2015, respectively. One new loan was approved during 2016 of which no additional borrowings were utilized. During 2016, subsequent advances totaled $9.9 million and payments of $10.1 million were received. The difference in related borrowings amounted to $757 thousand, net increase. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2016 and 2015, amounted to $21.7 million and $26.3 million, respectively.

Note 14 - Off Balance Sheet Activities

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 14 - Off Balance Sheet Activities (Continued)

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2016 and 2015 was $217 thousand and $208 thousand, respectively.

At December 31, 2016 and 2015, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2016	2015
Commitments to extend credit	$223,534	$246,321
Credit card arrangements	18,316	16,100
Standby letters of credit	875	770

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

Note 15 - Minimum Regulatory Capital Requirements

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

December 31, 2016, 2015, 2014

Note 15 - Minimum Regulatory Capital Requirements (Continued)

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes, as of December 31, 2016, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2016 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Tier 1 and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 15 - Minimum Regulatory Capital Requirements (Continued)

The following tables present actual and required capital ratios as of December 31, 2016 and December 31, 2015 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2016 and December 31, 2015. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2016 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Captialized
	(000’s) Amount	Ratio	(000’s) Amount	Ratio	(000’s) Amount	Ratio
As of December 31, 2016
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$123,031	14.46%	$38,296	4.50%	N/A	N/A
Farmers & Merchants State Bank	100,999	11.91%	38,156	4.50%	$55,115	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)
Consoildated	130,032	15.28%	68,081	8.00%	N/A	N/A
Farmers & Merchants State Bank	108,000	12.73%	67,833	8.00%	84,792	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	123,031	14.46%	51,061	6.00%	N/A	N/A
Farmers & Merchants State Bank	100,999	11.91%	50,875	6.00%	67,833	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)
Consolidated	123,031	11.77%	41,826	4.00%	N/A	N/A
Farmers & Merchants State Bank	100,999	9.75%	41,425	4.00%	51,181	5.00%

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 15 - Minimum Regulatory Capital Requirements (Continued)

The following table presents the Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2015.

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000’s) Amount	Ratio	(000’s) Amount	Ratio	(000’s) Amount	Ratio
As of December 31, 2015
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$115,386	14.18%	$36,626	4.50%	N/A	N/A
Farmers & Merchants State Bank	96,231	11.87%	36,494	4.50%	$52,714	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)
Consolidated	121,651	14.95%	65,113	8.00%	N/A	N/A
Farmers & Merchants State Bank	102,496	12.64%	64,879	8.00%	81,099	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	115,386	14.18%	48,834	6.00%	N/A	N/A
Farmers & Merchants State Bank	96,231	11.87%	48,659	6.00%	64,879	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)
Consolidated	115,386	11.91%	38,752	4.00%	N/A	N/A
Farmers & Merchants State Bank	96,231	10.12%	38,019	4.00%	47,524	5.00%

Note 16 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $12.1 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

Note 17 - Fair Value of Financial Instruments

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

December 31, 2016, 2015, 2014

Note 17 - Fair Value of Financial Instruments (Continued)

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

Other Securities

The carrying value of Federal Home Loan Bank and Farmer Mac stock, listed as “other securities,” approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

December 31, 2016, 2015, 2014

Note 17 - Fair Value of Financial Instruments (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 17 - Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2016 and 2015, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities. The table excludes the following: Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 2016					December 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$28,322	$28,322	$28,322	$—	$—	$22,018	$22,018	$22,018	$—	$—
Interest-bearing time deposits	1,915	1,918	—	1,918	—	—	—	—	—	—
Securities - available for sale	218,527	218,527	24,775	192,334	1,418	235,115	235,115	38,505	189,258	7,352
Other Securities	3,717	3,717	—	—	3,717	3,717	3,717	—	—	3,717
Loans, net	753,365	755,412	—	—	755,412	679,821	683,332	—	—	683,332
Interest receivable	3,880	3,880	—	—	3,880	3,589	3,589	—	—	3,589

Financial Liabilities:
Interest bearing Deposits	$456,983	$456,983	$—	$—	$456,983	$415,942	$415,942	$—	$—	$415,942
Non-interest bearing Deposits	186,390	186,390	—	186,390	—	171,112	171,112	—	171,112	—
Time Deposits	198,830	199,658	—	—	199,658	184,285	184,308	—	—	184,308

Total Deposits	$842,203	$843,031	$—	$186,390	$656,641	$771,339	$771,362	$—	$171,112	$600,250

Federal Funds purchased and Securities sold under agreement to repurchase	70,324	70,324	—	—	70,324	78,815	78,815	—	—	78,815
Federal Home Loan Bank advances	10,000	10,041	—	—	10,041	10,000	9,986	—	—	9,986
Interest payable	256	256	—	—	256	185	185	—	—	185

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 17 - Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015, and the valuation techniques used by the Company to determine those fair values.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 17 - Fair Value of Financial Instruments (Continued)

Assest and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$24,775	$—	$—
U.S. Government agencies	—	82,474	—
Mortgage-backed securities	—	48,461	—
State and local governments	—	61,399	1,418

Total Securities Available for Sale	$24,775	$192,334	$1,418

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$38,505	$—	$—
U.S. Government agencies	—	98,220	—
Mortgage-backed securities	—	26,324	—
State and local governments	—	64,714	7,352

Total Securities Available for Sale	$38,505	$189,258	$7,352

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2016	$5,904	$1,448	$7,352
Change in Market Value	(264)	(30)	(294)
Purchases	—	—	—
Sales	—	—	—
Payments & Maturities	(5,640)	—	(5,640)

Balance at December 31, 2016	$—	$1,418	$1,418

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 17 - Fair Value of Financial Instruments (Continued)

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

There have been no transfers between Levels 1, 2, and 3 during 2016 and 2015.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2016 and 2015, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2016 and 2015, collateral dependent impaired loans categorized as Level 3 were $1.7 and $1.8 million, respectively. The specific allocation for collateral dependent impaired loans was $134.5 thousand as of December 31, 2016 and $329.3 thousand as of December 31, 2015, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 17 - Fair Value of Financial Instruments (Continued)

The following table presents collateral dependent impaired loans and other real estate owned as recorded at fair value:

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016

		Quoted Prices in			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	twelve-month period
($ in Thousands)	December 31, 2016	Assets (Level 1)	(Level 2)	(Level 3)	ended Dec. 31, 2016
Collateral dependent impaired loans	$576	$—	$—	$576	$(1,564)
Other real estate owned - residential	144	—	—	144	(1)

Total change in fair value					$(1,565)

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015

		Quoted Prices in			Change in
		Markets for	Significant	Significant	fair value for
	Balance at	Identical	Observable Inputs	Unobservable Inputs	twelve-month period
($ in Thousands)	December 31, 2015	Assets (Level 1)	(Level 2)	(Level 3)	ended Dec. 31, 2015
Collateral dependent impaired loans	$549	$—	$—	$549	$(17)
Other real estate owned - commercial	216	—	—	216	(32)

Total change in fair value					$(49)

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 17 - Fair Value of Financial Instruments (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at			Range (Weighted
	December 31, 2016	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,418	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5 (3.92	% %)
Collateral dependent Impaired Loans	576	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50 (18.92	% %)
Other real estate owned - residential	144	Appraisals	Discount to reflect current market	0-20 (0.51	% %)

	Fair Value at			Range (Weighted
	December 31, 2015	Valuation Technique	Unobservable Inputs	Average)
State and local government	$7,352	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5 (2.57	% %)
Collateral dependent Impaired Loans	549	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50 (37.46	% %)
Other real estate owned - commercial	216	Appraisals	Discount to reflect current market	0-20 (12.28	% %)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2016, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 18 – Condensed Financial Statements of Parent Company

Balance Sheets

	(In Thousands)
	2016	2015
Assets
Cash	$1,435	$787
Related party receivables:
Dividends & Accounts receivable from subsidiaries	1,842	1,730
Accrued interest receivable Municipals	63	63
Securities - Municipals	17,290	16,388
Investment in subsidiaries	106,044	102,178

Total Assets	$126,674	$121,146

Liabilities
Accrued expenses	$44	$42
Dividends payable	1,053	1,007

Total Liabilities	1,097	1,049

Stockholders’ Equity	125,577	120,097

Total Liabilities and Stockholders’ Equity	$126,674	$121,146

Statements of Income and Comprehensive Income

	(In Thousands)
	2016	2015	2014
Income
Dividends from subsidiaries	$6,000	$6,220	$5,725
Interest	—	—	—
Interest Municipals	272	219	215
Gain on sales of available-for-sale securities	—	124	—

Total Income	6,272	6,563	5,940

Operating Expenses	681	677	577

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	5,591	5,886	5,363
Income Taxes (Benefit)	(238)	(188)	(196)

	5,829	6,074	5,559

Equity in undistributed earnings of Subsidiaries	5,835	4,266	4,087

Net Income	$11,664	$10,340	$9,646

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities	(2,184)	(232)	438

Comprehensive Income	$9,480	$10,108	$10,084

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 18 – Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows

	(In Thousands)
	2016	2015	2014
Cash Flows from Operating Activities
Net income	$11,664	$10,340	$9,646
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	(5,835)	(4,266)	(4,087)
Accretion & Amortization of Securities	179	152	146
Gain on Sale of Available for Sale Securities	—	(124)	—
Changes in Assets and Liabilities:
Dividends receivable	—	475	(1,025)
Other Assets and Liabilities	355	156	(12)

Net Cash Provided by
Operating Activities	6,363	6,733	4,668
Cash Flows from Investing Activities
Investing in Subsidiaries	—	—	(250)
Activitiy in available for sale securities:
Maturities, prepayments and calls	1,485	1,000	—
Sales	—	6,282	—
Purchases	(2,891)	(8,784)	—
Repayment of Subsidiary Subordinated Debt	—	—	—

Net Cash used in Investing Activities	(1,406)	(1,502)	(250)
Cash Flows from Financing Activities
Payment of dividends	(4,115)	(3,943)	(3,862)
Purchase of Treasury Stock	(194)	(803)	(576)

Net Cash Used in Financing Activities	(4,309)	(4,746)	(4,438)

Net Change in Cash and
Cash Equivalents	648	485	(20)
Cash and Cash Equivalents
Beginning of year	787	302	322

Cash and Cash Equivalents
End of year	$1,435	$787	$302

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015, 2014

Note 18 – Condensed Financial Statements of Parent Company (Continued)

During the fourth quarter of 2014, the Company established a new subsidiary, Farmers & Merchants Risk Management, Inc. which is a Captive insurance company.

Note 19 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED

	(000’s omitted except per share data) Quarter Ended in 2016
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$9,004	$9,387	$9,590	$9,746
Interest expense	996	1,047	1,099	1,081

Net Interest Income	8,008	8,340	8,491	8,665
Provision for loan loss	277	339	308	197

Net interest income after provision of loan loss	7,731	8,001	8,183	8,468
Other income (expense)	(4,316)	(3,773)	(4,007)	(3,967)

Net income before income taxes	3,415	4,228	4,176	4,501
Income taxes	934	1,254	1,161	1,307

Net income	$2,481	$2,974	$3,015	$3,194

Earnings per Common Share	$0.54	$0.65	$0.65	$0.70

Average common shares outstanding	4,609,226	4,605,534	4,612,766	4,620,831

	Quarter Ended in 2015
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$8,184	$8,289	$8,444	$8,733
Interest expense	858	871	935	923

Net Interest Income	7,326	7,418	7,509	7,810
Provision for loan loss	114	183	243	85

Net interest income after provision for loan loss	7,212	7,235	7,266	7,725
Other income (expense)	(4,008)	(3,682)	(3,685)	(3,904)

Net income before income taxes	3,204	3,553	3,581	3,821
Income taxes	853	956	961	1,049

Net income	$2,351	$2,597	$2,620	$2,772

Earnings per common share	$0.51	$0.56	$0.57	$0.60

Average common shares outstanding	4,623,322	4,608,453	4,615,379	4,621,122

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a.	CONTROLS AND PROCEDURES

MANAGEMENT REPORT REGARDING

DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director
Eugene N. Burkholder	63	President, Falor Farm Center, Inc.	2012
Steven A. Everhart	62	Self Employed	2003
Darryl L. Faye	71	Retired CFO in Healthcare Industry	2012
Jo Ellen Hornish	62	CEO, Hornish Bros, Inc./Fountain City Leasing, Inc./ Advantage Powder Coating, Inc.	2013
Jack C. Johnson	64	President, Hawk’s Clothing, Inc.	1991
Marcia S. Latta	55	Vice President / Division of University Advancement / University of Findlay	2009
Steven J. Planson	57	President, Planson Farms, Inc.	2008
Anthony J. Rupp	67	President, Rupp Furniture Co.	2000
Kevin J. Sauder	56	President/CEO, Sauder Woodworking Co.	2004
Paul S. Siebenmorgen	67	President/CEO of the Corporation and The Farmers & Merchants State Bank	2005
K. Brad Stamm	64	Professor of Economics, Chairman of Division of Business at Cornerstone University	2016

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years
Jack C. Johnson	64	Chairman
Paul S. Siebenmorgen	67	President & Chief Executive Officer
Barbara J. Britenriker	55	Executive Vice President Chief Financial Officer
Todd A. Graham	66	Executive Vice President Chief Lending Officer
Edward A. Leininger	60	Executive Vice President Chief Operating Officer
Rex D. Rice	58	Executive Vice President Senior Commercial Banking Director
Allen G. Lantz	63	Executive Vice President
		Retail Banking

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 20, 2017, and is incorporated herein by reference to the sections of the proxy statement captioned ‘Nominations for Members of the Board of Director” and “PROPOSAL ONE – Election of Directors and Information Concerning Directors and Officers.” The information called for under Item 405 of Regulation S-K and called for under Item 407(d)(5) is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 20, 2017, and is incorporated herein by reference to the sections of the proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report.”

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

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 20, 2017, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Related Party Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 20, 2017 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Management.”

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 800,000 of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested or such shares of restricted stock will be forfeited. During 2016, 16,150 shares were awarded to 74 employees and 773 were forfeited under its long term incentive plan. At year end, 2016, the Company held 579,125 shares in Treasury stock and 43,150 in unearned stock awards.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	—	$—	768,470
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	768,470

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 20, 2017, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 20, 2017, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

(1)	Financial Statements (included in this 10-K under Item 8)

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Note to Consolidated Financial Statements

(2)	Financial Statement Schedules

Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

(3.1)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2016).

(3.2)	Code of Regulations of the Registrant (incorporated by reference to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on May 10, 2004).

(10.1)	Form of Change in Control Agreement executed by and between the Company and each of Paul S. Siebenmorgen and Barbara J. Britenriker, respectively, on December 26, 2012 (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

(10.2)	Form of Change in Control Agreement executed by and between the Company and each of Edward A. Leininger and Rex D. Rice, respectively, on December 26, 2012 (incorporated by reference to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

(10.3)	Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive 14A Proxy Statement, File No. 000-14492, filed with the Commission on March 16, 2015)

(10.4)	Form on Restricted Stock Agreement (incorporated by reference to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

ITEM 16.	FORM 10-K SUMMARY

None.

FARMERS & MERCHANTS BANCORP, INC.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By	/s/ Paul S. Siebenmorgen	Date:	February 22, 2017
Paul S. Siebenmorgen
Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date:	February 22, 2017	/s/ Barbara J. Britenriker	Date:	February 22, 2017
Paul S. Siebenmorgen Chief Executive Officer (Principal Executive Officer)			Barbara J. Britenriker Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

/s/ Eugene N. Burkholder	Date:	February 22, 2017	/s/ Steven A. Everhart	Date:	February 22, 2017
Eugene N. Burkholder, Director			Steven A. Everhart, Director

/s/ Darryl L. Faye	Date:	February 22, 2017	/s/ Jo Ellen Hornish	Date:	February 22, 2017
Darryl L. Faye, Director			Jo Ellen Hornish, Director

/s/ Jack C. Johnson	Date:	February 22, 2017	/s/ Marcia S. Latta	Date:	February 22, 2017
Jack C. Johnson, Director			Marcia S. Latta, Director

/s/ Steven J. Planson	Date:	February 22, 2017	/s/ Anthony J. Rupp	Date:	February 22, 2017
Steven J. Planson, Director			Anthony J. Rupp, Director

/s/ Kevin J. Sauder	Date:	February 22, 2017	/s/ K. Brad Stamm	Date:	February 22, 2017
Kevin J. Sauder, Director			K. Brad Stamm, Director