Form 10-Q
period 2017-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2017-04-26
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,620,725
Class	Outstanding as of April 24, 2017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$38,842	$27,348
Federal funds sold	1,052	974

Total cash and cash equivalents	39,894	28,322

Interest-bearing time deposits	1,845	1,915
Securities - available-for-sale	206,388	218,527
Other securities, at cost	3,717	3,717
Loans held for sale	1,067	2,055
Loans, net	764,356	751,310
Premises and equipment	21,222	21,457
Goodwill	4,074	4,074
Mortgage servicing rights	2,209	2,192
Other real estate owned	774	774
Bank Owned Life Insurance	14,452	14,376
Other assets	7,553	7,176

Total Assets	$1,067,551	$1,055,895

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing	$178,153	$186,390
Interest-bearing
NOW accounts	292,364	230,446
Savings	236,230	226,537
Time	187,944	198,830

Total deposits	894,691	842,203

Federal Funds purchased and securities sold under agreements to repurchase	27,961	70,324
Federal Home Loan Bank (FHLB) advances	10,000	10,000
Dividend payable	1,053	1,053
Accrued expenses and other liabilities	6,129	6,738

Total liabilities	939,834	930,318

Commitments and Contingencies

Stockholders’ Equity
Common stock - No par value 10,000,000 shares authorized; issued and outstanding 5,200,000 shares 3/31/17 and 12/31/16	12,049	11,947
Treasury Stock - 579,125 shares 3/31/17, 579,125 shares 12/31/16	(12,267)	(12,267)
Retained earnings	129,655	127,869
Accumulated other comprehensive loss	(1,720)	(1,972)

Total stockholders’ equity	127,717	125,577

Total Liabilities and Stockholders’ Equity	$1,067,551	$1,055,895

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2016, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2017	March 31, 2016
Interest Income
Loans, including fees	$8,700	$8,006
Debt securities:
U.S. Treasury and government agencies	642	580
Municipalities	315	369
Dividends	42	38
Other	22	11

Total interest income	9,721	9,004
Interest Expense
Deposits	1,030	854
Federal funds purchased and securities sold under agreements to repurchase	113	105
Borrowed funds	36	37

Total interest expense	1,179	996

Net Interest Income - Before Provision for Loan Losses	8,542	8,008
Provision for Loan Losses	73	277

Net Interest Income After Provision
For Loan Losses	8,469	7,731
Noninterest Income
Customer service fees	1,481	1,478
Other service charges and fees	871	910
Net gain on sale of loans	201	169
Net gain on sale of available for sale securities	31	113

Total noninterest income	2,584	2,670
Noninterest Expense
Salaries and Wages	3,001	2,840
Employee benefits	922	862
Net occupancy expense	413	378
Furniture and equipment	472	412
Data processing	311	411
Franchise taxes	225	214
Net loss on sale of other assets owned	—	45
FDIC Assessment	83	121
Mortgage servicing rights amortization	84	89
Other general and administrative	1,560	1,614

Total other operating expenses	7,071	6,986

Income Before Income Taxes	3,982	3,415
Income Taxes	1,143	934

Net Income	2,839	2,481

Other Comprehensive Income (Net of Tax):
Net unrealized gain on available for sale securities	412	1,945
Reclassification adjustment for gain on sale of available for sale securities	(31)	(113)

Net unrealized gain on available for sale securities	381	1,832
Tax expense	129	623

Other comprehensive income	252	1,209

Comprehensive Income	$3,091	$3,690

Earnings Per Share - Basic and Diluted	$0.61	$0.54

Dividends Declared	$0.23	$0.22

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net income	$2,839	$2,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	455	367
Accretion and amortization of available for sale securities, net	293	274
Amortization of servicing rights	84	89
Amortization of core deposit intangible	81	81
Compensation expense related to stock awards	111	104
Provision for loan loss	73	277
Gain on sale of loans held for sale	(201)	(169)
Originations of loans held for sale	(14,404)	(12,010)
Proceeds from sale of loans held for sale	16,307	12,426
Loss on sale of other assets owned	—	45
Gain on sales of securities available for sale	(31)	(113)
Change in other assets and other liabilities, net	(193)	(1,545)

Net cash provided by operating activities	5,414	2,307

Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	7,712	4,230
Sales	5,577	17,453
Purchases	(1,031)	(11,408)
Change in interest-bearing time deposits	70	(1,960)
Proceeds from sales of other assets owned	—	1
Additions to premises and equipment	(220)	(653)
Loan originations and principal collections, net	(15,022)	(22,247)

Net cash used in investing activities	(2,914)	(14,584)

Cash Flows from Financing Activities
Net change in deposits	52,488	26,793
Net change in federal funds purchased and securities sold under agreements to repurchase	(42,363)	(9,425)
Purchase of Treasury Stock	—	(194)
Cash dividends paid on common stock	(1,053)	(1,007)

Net cash provided by financing activities	9,072	16,167

Net Increase in Cash and Cash Equivalents	11,572	3,890

Cash and cash equivalents - Beginning of year	28,322	22,018

Cash and cash equivalents - End of period	$39,894	$25,908

Supplemental Information
Cash paid during the year for:
Interest	$1,193	$958

Income taxes	$—	$146

Noncash investing activities:
Transfer of loans to other real estate owned	$—	$—

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that are expected for the year ended December 31, 2017. The condensed consolidated balance sheet of the Company as of December 31, 2016, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

The amortization expense for the year ended December 31, 2016 was $323 thousand. Of the $245 thousand to be expensed in 2017, $81 thousand has been expensed for the three months ended March 31, 2017.

	Hicksville	Custar	Total
2017	78	167	245
2018	—	167	167
2019	—	167	167
2020	—	161	161

	$78	$662	$740

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2017 and December 31, 2016, follows:

	(In Thousands)
	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$19,872	$—	$(137)	$19,735
U.S. Government agencies	84,252	—	(1,612)	82,640
Mortgage-backed securities	46,728	181	(866)	46,043
State and local governments	58,142	626	(798)	57,970

Total available-for-sale securities	$208,994	$807	$(3,413)	$206,388

	(In Thousands)
	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$24,920	$1	$(146)	$24,775
U.S. Government agencies	84,266	3	(1,795)	82,474
Mortgage-backed securities	49,155	185	(879)	48,461
State and local governments	63,173	634	(990)	62,817

Total available-for-sale securities	$221,514	$823	$(3,810)	$218,527

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

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2017
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(137)	$15,721	$—	$—
U.S. Government agencies	(1,612)	82,640	—	—
Mortgage-backed securities	(842)	31,224	(24)	3,772
State and local governments	(772)	31,657	(26)	1,003

Total available-for-sale securities	$(3,363)	$161,242	$(50)	$4,775

	(In Thousands)
	December 31, 2016
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(146)	$15,745	$—	$—
U.S. Government agencies	(1,795)	77,471	—	—
Mortgage-backed securities	(879)	36,474	—	—
State and local governments	(983)	37,540	(7)	526

Total available-for-sale securities	$(3,803)	$167,230	$(7)	$526

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

Below are the gross realized gains and losses as of March 31 for each of the years presented.

	(In Thousands)
	2017	2016
Gross realized gains	$31	$123
Gross realized losses	—	(10)

Net realized gains	$31	$113

Tax expense related to net realized gains	$11	$38

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

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$11,669	$11,710
After one year through five years	85,477	85,266
After five years through ten years	61,298	59,700
After ten years	3,822	3,669

Total	$162,266	$160,345
Mortgage-backed securities	46,728	46,043

Total	$208,994	$206,388

Investments with a carrying value of $87.8 million and $129.4 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of March 31, 2017 and December 31, 2016.

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of March 31, 2017 and December 31, 2016:

	(In Thousands)
Loans:	March 31, 2017	December 31, 2016
Consumer Real Estate	$84,465	$86,234
Agricultural Real Estate	62,840	62,375
Agricultural	86,950	84,563
Commercial Real Estate	382,758	377,481
Commercial and Industrial	115,415	109,256
Consumer	33,840	33,179
Industrial Development Bonds	5,667	5,732

	771,935	758,820
Less: Net deferred loan fees and costs	(729)	(726)

	771,206	758,094
Less: Allowance for loan losses	(6,850)	(6,784)

Loans - Net	$764,356	$751,310

The following is a maturity schedule by major category of loans as of March 31, 2017:

	(In Thousands)
	Within	After One Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$1,766	$12,975	$69,724
Agricultural Real Estate	286	4,176	58,378
Agricultural	52,159	25,435	9,356
Commercial Real Estate	6,669	112,032	264,057
Commercial and Industrial	50,749	41,073	23,593
Consumer	5,372	20,950	7,518
Industrial Development Bonds	1,032	85	4,550

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2017.

	Rate	Rate
Consumer Real Estate	$48,151	$36,314
Agricultural Real Estate	46,507	16,333
Agricultural	38,916	48,034
Commercial Real Estate	264,121	118,637
Commercial and Industrial	47,189	68,226
Consumer	29,547	4,293
Industrial Development Bonds	5,667	—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

As of March 31, 2017 and December 31, 2016 one to four family residential mortgage loans amounting to $17.8 and $17.9 million, respectively, have been pledged as security for future loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of March 31, 2017 and December 31, 2016, net of deferred loan fees and costs:

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$502	$10	$472	$984	$83,097	$84,081	$—
Agricultural Real Estate	169	31	101	301	62,502	62,803	—
Agricultural	—	—	—	—	87,078	87,078	—
Commercial Real Estate	1,118	—	—	1,118	381,065	382,183	—
Commercial and Industrial	—	—	—	—	121,183	121,183	—
Consumer	37	13	7	57	33,821	33,878	—

Total	$1,826	$54	$580	$2,460	$768,746	$771,206	$0

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$882	$15	$507	$1,404	$84,469	$85,873	$—
Agricultural Real Estate	12	—	132	144	62,192	62,336	—
Agricultural	101	—	—	101	84,591	84,692	—
Commercial Real Estate	60	—	—	60	376,827	376,887	—
Commercial and Industrial	—	—	—	—	115,093	115,093	—
Consumer	29	6	—	35	33,178	33,213	—

Total	$1,084	$21	$639	$1,744	$756,350	$758,094	$0

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2017 and December 31, 2016:

	(In Thousands)
	March 31 2017	December 31, 2016
Consumer Real Estate	$1,154	$1,091
Agricultural Real Estate	101	132
Agricultural	—	—
Commercial Real Estate	—	—
Commercial & Industrial	158	161
Consumer	17	—

Total	$1,430	$1,384

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

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of March 31, 2017 and December 31, 2016:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
March 31, 2017
1-2	$3,719	$4,064	$877	$9,857	$—
3	15,901	33,151	25,899	18,131	2,609
4	41,594	48,278	340,854	85,740	3,058
5	1,365	1,424	11,993	1,062	—
6	224	161	2,560	611	—
7	—	—	—	115	—
8	—	—	—	—	—

Total	$62,803	$87,078	$382,183	$115,516	$5,667

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2016
1-2	$4,399	$7,334	$677	$10,060	$—
3	16,660	31,397	27,858	14,064	2,640
4	39,808	44,560	333,523	83,100	3,092
5	1,209	1,234	8,321	1,379	—
6	260	167	6,508	641	—
7	—	—	—	117	—
8	—	—	—	—	—

Total	$62,336	$84,692	$376,887	$109,361	$5,732

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2017 and December 31, 2016.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	March 31, 2017	December 31, 2016
Grade
Pass	$83,560	$85,322
Special Mention (5)	25	25
Substandard (6)	338	368
Doubtful (7)	158	158

Total	$84,081	$85,873

	(In Thousands)
	Consumer - Credit		Consumer - Other
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Performing	$3,762	$4,061	$30,094	$29,120
Nonperforming	—	—	22	32

Total	$3,762	$4,061	$30,116	$29,152

Information about impaired loans as of March 31, 2017, December 31, 2016 and March 31, 2016 are as follows:

	(In Thousands)
	March 31, 2017	December 31, 2016	March 31, 2016
Impaired loans without a valuation allowance	$1,099	$1,141	$1,042

Impaired loans with a valuation allowance	694	711	1,169

Total impaired loans	$1,793	$1,852	$2,211

Valuation allowance related to impaired loans	$117	$135	$426

Total non-accrual loans	$1,430	$1,384	$2,003

Total loans past-due ninety days or more and still accruing	$—	$—	$—

Quarter ended average investment in impaired loans	$1,832	$1,684	$2,130

Year to date average investment in impaired loans	$1,832	$1,802	$2,130

No additional funds are committed to be advanced in connection with impaired loans.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Bank had approximately $551 thousand of its impaired loans classified as troubled debt restructured (TDR) as of March 31, 2017, $0.7 million as of December 31, 2016 and $1.1 million as of March 31, 2016. During the year-to-date 2017, there were no new loans considered TDR.

The following table represents three months ended March 31, 2017.

Three Months March 31, 2017 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	—	$—	$—
Commercial and Industrial	—	—	—
Consumer Real Estate	—	—	—

The following table represents three months ended March 31, 2016.

Three Months March 31, 2016 Troubled Debt Restructurings	Number of Contracts Modified in the Last 3 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	—	$—	$—
Commercial and Industrial	—	—	—
Consumer Real Estate	1	138	138

For the three month period ended March 31, 2017 and 2016, there were no TDRs that subsequently defaulted after modification.

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

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for three months ended March 31, 2017 and March 31, 2016.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended March 31, 2017		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$998	$998	$—	$1,003	$8	$6
Agricultural Real Estate	101	101	—	121	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	83	83	23	94	—	—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	496	496	61	498	5	—
Commercial and Industrial	115	115	33	116	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$1,081	$1,081	$23	$1,097	$8	$6

Agricultural Real Estate	$101	$101	$—	$121	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$496	$496	$61	$498	$5	$—

Commercial and Industrial	$115	$115	$33	$116	$—	$—

Consumer	$—	$—	$—	$—	$—	$—

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended March 31, 2016		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$365	$365	$—	$156	$3	$3
Agricultural Real Estate	162	162	—	162	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	515	515	—	409	8	7
Commercial and Industrial	—	—	—	454	6	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	509	628	104	307	1	—
Agricultural Real Estate	57	57	57	38	1	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	422	422	152	422	—	—
Commercial and Industrial	181	239	113	182	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$874	$993	$104	$463	$4	$3

Agricultural Real Estate	$219	$219	$57	$200	$1	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$937	$937	$152	$831	$8	$7

Commercial and Industrial	$181	$239	$113	$636	$6	$—

Consumer	$—	$—	$—	$—	$—	$—

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

As of March 31, 2017, the Company had $169 thousand of foreclosed residential real estate property obtained by physical possession and $190 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of March 31, 2016, the Company had $456 thousand of foreclosed residential real estate property obtained by physical possession and $568 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Three Months Ended	Twelve Months Ended
	March 31, 2017	December 31, 2016
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,784	$6,057
Provision for loan loss	73	1,121
Loans charged off	(44)	(550)
Recoveries	37	156

Allowance for Loan & Lease Losses	6,850	6,784

Allowance for Unfunded Loan Commitments &
Letters of Credit	$219	$217

Total Allowance for Credit Losses	$7,069	$7,001

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended March 31, 2017 and March 31, 2016 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001
Charge Offs	—	—	—	—	—	(44)	—	—	(44)
Recoveries	10	—	1	2	3	21	—	—	37
Provision (Credit)	(49)	3	17	(244)	(22)	26	—	342	73
Other Non-interest expense related to unfunded	—	—	—	—	—	—	2	—	2

Ending Balance	$277	$244	$634	$3,008	$1,299	$397	$219	$991	$7,069

Ending balance: individually evaluated for impairment	$23	$—	$—	$61	$33	$—	$—	$—	$117

Ending balance: collectively evaluated for impairment	$254	$244	$634	$2,947	$1,266	$397	$219	$991	$6,952

Ending balance: loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	$—

FINANCING RECEIVABLES:
Ending balance	$84,081	$62,803	$87,078	$382,183	$121,183	$33,878	$—	$—	$771,206

Ending balance: individually evaluated for impairment	$1,081	$101	$—	$496	$115	$—	$—	$—	$1,793

Ending balance: collectively evaluated for impairment	$83,000	$62,702	$87,078	$381,687	$121,068	$33,878	$—	$—	$769,413

Ending balance: loans acquired with deteriorated credit quality	$198	$—	$—	$—	$—	$—	$—	$—	$198

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$338	$211	$582	$2,516	$1,229	$337	$208	$844	$6,265
Charge Offs	—	—	—	(3)	(20)	(61)	—	—	(84)
Recoveries	2	—	4	1	3	25	—	—	35
Provision (Credit)	117	61	(38)	164	39	34	—	(100)	277
Other Non-interest expense related to unfunded	—	—	—	—	—	—	12	—	12

Ending Balance	$457	$272	$548	$2,678	$1,251	$335	$220	$744	$6,505

Ending balance: individually evaluated for impairment	$104	$57	$—	$152	$113	$—	$—	$—	$426

Ending balance: collectively evaluated for impairment	$353	$215	$548	$2,526	$1,138	$335	$220	$744	$6,079

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$88,097	$59,479	$78,021	$344,661	$109,386	$28,016	$—	$—	$707,660

Ending balance: individually evaluated for impairment	$874	$219	$—	$937	$181	$—	$—	$—	$2,211

Ending balance: collectively evaluated for impairment	$87,223	$59,260	$78,021	$343,724	$109,205	$28,016	$—	$—	$705,449

Ending balance: loans acquired with deteriorated credit quality	$502	$—	$—	$—	$—	$—	$—	$—	$502

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

	In Thousands Three Months Ended
	March 31	March 31
Earnings per share	2017	2016
Net income	$2,839	$2,481
Less: distributed earnings allocated to participating securities	(10)	(8)
Less: undistributed earnings allocated to participating securities	(17)	(13)

Net earnings available to common shareholders	$2,812	$2,460

Weighted average common shares outstanding including participating securities	4,620,875	4,609,226
Less: average unvested restricted shares	(43,150)	(38,670)

Weighted average common shares outstanding	4,577,725	4,570,556

Basic earnings and diluted per share	$0.61	$0.54

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

Loans Held for Sale

The carrying amount approximates fair value due to insignificant amount of time between origination and date of sale.

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2017 and December 31, 2016 are reflected below.

	(In Thousands)
	March 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$39,894	$39,894	$39,894	$—	$—
Interest-bearing time deposits	1,845	1,845	—	1,845	—
Securities - available-for-sale	206,388	206,388	19,735	185,239	1,414
Other Securities	3,717	3,717	—	—	3,717
Loans held for sale	1,067	1,067	—	—	1,067
Loans, net	764,356	765,974	—	—	765,974
Interest receivable	4,192	4,192	—	—	4,192

Financial Liabilities:
Interest bearing Deposits	$528,594	$528,664	$—	$—	$528,664
Non-interest bearing Deposits	178,153	178,153	—	178,153	—
Time Deposits	187,944	187,868	—	—	187,868

Total Deposits	$894,691	$894,685	$—	$178,153	$716,532

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	$27,961	$27,961	$—	$—	$27,961
Federal Home Loan Bank advances	10,000	10,041	—	—	10,041
Interest payable	241	241	—	—	241

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$28,322	$28,322	$28,322	$—	$—
Interest-bearing time deposits	1,915	1,918	—	1,918	—
Securities - available-for-sale	218,527	218,527	24,775	192,334	1,418
Other Securities	3,717	3,717	—	—	3,717
Loans held for sale	2,055	2,055	—	—	2,055
Loans, net	751,310	753,357	—	—	753,357
Interest receivable	3,880	3,880	—	—	3,880

Financial Liabilities:
Interest bearing Deposits	$456,983	$456,983	$—	$—	$456,983
Non-interest bearing Deposits	186,390	186,390	—	186,390	—
Time Deposits	198,830	199,658	—	—	199,658

Total Deposits	$842,203	$843,031	$—	$186,390	$656,641

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	$70,324	$70,324	$—	$—	$70,324
Federal Home Loan Bank advances	10,000	10,041	—	—	10,041
Interest payable	256	256	—	—	256

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
March 31, 2017	Assets (Level 1)	(Level 2)	(Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$19,735	$—	$—
U.S. Government agencies	—	82,640	—
Mortgage-backed securities	—	46,043	—
State and local governments	—	56,556	1,414

Total Securities Available-for-Sale	$19,735	$185,239	$1,414

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2016	Assets (Level 1)	(Level 2)	(Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$24,775	$—	$—
U.S. Government agencies	—	82,474	—
Mortgage-backed securities	—	48,461	—
State and local governments	—	61,399	1,418

Total Securities Available-for-Sale	$24,775	$192,334	$1,418

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of March 31, 2017 and March 31, 2016.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2017	$—	$1,418	$1,418
Change in Market Value	—	(4)	(4)
Payments & Maturities	—	—	—

Balance at March 31, 2017	$—	$1,414	$1,414

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2016	$5,904	$1,448	$7,352
Change in Market Value	—	33	33
Payments & Maturities	(270)	—	(270)

Balance at March 31, 2016	$5,634	$1,481	$7,115

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2017 and December 31, 2016, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At March 31, 2017 and December 31, 2016, fair value of collateral dependent impaired loans categorized as Level 3 was $577 and $576 thousand, respectively. The specific allocation for impaired loans was $117 and $135 thousand as of March 31, 2017 and December 31, 2016, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at March 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,414	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.92%)
Collateral dependent Impaired Loans	577	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (16.95%)
Other real estate owned - residential	144	Appraisals	Discount to reflect current market	0-20% (0.0%)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,418	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.92%)
Collateral dependent Impaired Loans	576	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (18.92%)
Other real estate owned - residential	144	Appraisals	Discount to reflect current market	0-20% (0.51%)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on March 31, 2017 and December 31, 2016:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2017
(In Thousands)	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$577	$—	$—	$577
Other real estate owned - residential	$144	$—	$—	$144

Total change in fair value				$721

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016
(In Thousands)	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$576	$—	$—	$576
Other real estate owned - residential	$144	$—	$—	$144

Total change in fair value				$720

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $0 and $17 million in Federal Funds Purchased as of March 31, 2017, and December 31, 2016, respectively. During the same time periods the company also had $28 million and $53 million in securities sold under agreement to repurchase.

	March 31, 2017
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$—	$—	$—	$—	$—
Repurchase Agreements;
US Treasury & agency securities	$7,352	$—	$—	$20,609	$27,961

	$7,352	$—	$—	$20,609	$27,961

	December 31, 2016
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$17,000	$—	$—	$—	$17,000
Repurchase Agreements;
US Treasury & agency securities	$32,814	$—	$—	$20,510	$53,324

	$49,814	$—	$—	$20,510	$70,324

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in a accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures. While it would be preferred to run fair value adjustment through other comprehensive income, the Company would choose to limit any further fair value presentation on the financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company adopted ASU 2016-09 on January 1, 2017. ASU 2016-09 also requires that companies make an accounting policy election regarding forfeitures, to either estimate the number of awards that are expected to vest or account for them when they occur. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and other (Topic 350) – Simplifying the Test for Goodwill Impairment” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material impact on its accounting disclosures, as goodwill testing has been completed annually without any impairment concerns.

In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-08 “Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debit Securities.” These amendments shorten the amortization period for certain callable debit securities held at a premium. Specifically, the

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does have exposure and is assessing the impact of ASU 2017-08 and may choose early adoption. Overall, the Company does not expect it to have a material impact on it accounting.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continued to emphasize the importance of loan growth to overall profitability for the new year. First quarter performance for 2017 was stronger than the previous first quarter 2016. It represented a continuation of 2016’s milestone year. The increase in rate by the Federal Reserve in December 2016 and March 2017 of 25 basis points each provided the stimulus for the prime lending rate to be increased by similar amounts. Many of the Bank’s variable loans have now had spread adjustments raising the base rates equivalent to their floors or above. This has resulted in improved asset yield when coupled with loan growth.

A mild winter and higher than normal temperatures through the Company’s market area has area farmers preparing the fields with some planting. A breakeven to modest performance in 2016 did not harm the agricultural customers though some operating loans have been utilized to fund inputs for 2017. The Bank is not overly concerned as borrowers remain well capitalized and land values have only decreased slightly.

Consumer loans slowed during the first quarter while residential mortgage loans increased. Unemployment rates remain low though slight increases were evident in the Company’s most mature markets.

Manufacturing activity remains similar to last year. Low gas prices continue to help the local economies. Commercial lending remains firm with the growth in the portfolio dominated by market share increases. The Company’s growth has been largely attributable to expanding relationships with newer customers and acquiring customers from our competitors.

Loan growth drove the improvement in net interest income as compared to last year. Net income after taxes ended the first quarter 2017 14.4% above first quarter 2016. The 9.5% increase in net interest income after provision for loan losses resulted in a 13.0% increase in earnings per share for the 2017 first quarter as compared to 2016’s first quarter.

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

The Bank opened an additional office during April of 2016 in Fort Wayne, Indiana and the office is located within the corporation limits of Huntertown, with a Fort Wayne address. The Bank has continued its expansion strategy and the new office is expected to provide new growth opportunities.

The Bank opened its twenty-fourth location in Bowling Green, Ohio in the fourth quarter 2016. It is the second leased office and was renovated to meet the Bank’s needs before opening.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for

Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Over the past couple of years, the Bank has updated its consumer offerings with “Secure” and “Pure” checking in 2014 and with KASASA Cash Back in 2015. Upgrades to our digital products and services continue to occur in both retail and business lines.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect.

•	Loans above 100% are generally due to additional charges for extended warranties and/or insurance coverage periods for wage or death.

•	Boats, campers, motorcycles, RV’s and Motor Coaches range from 80%-90% based on age of vehicle.

•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with “in-house” first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.

•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF ACTIVITIES (Continued)

Commercial/Agriculture/Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.

•	Accounts Receivable: Up to 80% LTV less retainages and greater than 90 days.

Inventory:

•	Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.

•	Commercial:

Maximum LTV of 50% on raw and finished goods.

•	Floor plan:

•	New/used vehicles to 100% of wholesale.

•	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.

•	Restaurant equipment up to 35% of market value.

•	Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, Wood and in the Indiana counties of DeKalb and Steuben. In the second quarter of 2016 the Bank added the Indiana county of Allen to its service area with the opening of its newly constructed office in Fort Wayne. In third quarter 2016, the Bank opened its 25th office in Bowling Green, Ohio. The new office is located next to Kroger. Bowling Green is home to Bowling Green State University and its nearly 17,000 students and more than 2,000 faculty members. Bowling Green is an exciting market supported by compelling demographics, a strong economic anchor and expanded our presence in Wood County, Ohio. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At March 31, 2017, we had 272 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be good.

REGULATORY DEVELOPMENTS

The Bank remains attentive to the current regulatory environment in light of the risk-based approach regulatory agencies use to conduct examinations. The degree of regulatory changes and the complexity of the recent new rules, which lack clarity or guidance on various provisions, and have resulted in uncertainties regarding liability, pose an increased overall risk of noncompliance. Various significant mortgage rules require ongoing monitoring by means of testing, validation of results, additional training, and further research or consultation to assist with ensuring compliance.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATORY DEVELOPMENTS (Continued)

The Bank is subject to numerous laws, rules, regulations and guidance which include to the following significant matters, yet are not limited solely to these matters, deposit insurance coverage, equal credit opportunity, fair lending; community reinvestment; anti-money laundering; suspicious activity reporting; identity theft identification and prevention; protections for military members and their dependents; flood disaster protection; mortgage servicing rights; legal lending limits; electronic fund transfers; and consumer privacy. Extensive training and training resources are necessary to develop and maintain expertise on the various regulatory matters.

Implementation of the new Military Lending Act (MLA) requirements was conducted to meet the mandatory compliance date in October 2016. Coverage of credit card accounts becomes effective on October 3, 2017. The MLA is intended to protect active duty military service members and their dependents from potentially abusive lending practices. New requirements resulted in expanded coverage of more types of loans. Safe harbor methods to identify covered borrowers who are military service members or their dependents were implemented, along with required disclosures. Training on MLA requirements was provided.

The Company has implemented Basel III capital rules which began to be phased in for the Company on January 1, 2015. These rules may impact the ability of some financial institutions to pay dividends, though the Company believes itself to be able to maintain its strong capital position and not be limited in that regard.

With regard to all regulatory matters, the Bank remains committed in making good faith efforts to comply with technical requirements of the laws, rules, regulations, and guidance from both federal and state agencies which govern its activities.

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

These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the ALLL, the valuation of its Mortgage Servicing Rights and the valuation of reals estate acquired through or in lieu of; loan foreclosures (“OREO Property”) as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

OREO Property held for sale and is initially recorded at fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.

Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported either in non-interest income or non-interest expense depending upon whether the property is in a gain or loss position overall. At March 31, 2017 and December 31, 2016 OREO Property holdings were $774 thousand. OREO totaled $1.1 million as of March 31, 2016.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2017 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with deposit growth. The Bank was able to grow deposits in the last quarter of 2016 and continued to do so in the first quarter of 2017. The Bank also decreased the level of pledged securities by offering the Insured Cash Sweep, “ICS” product accessed through the Promontory network of financial institutions. This coupled with higher cash and cash equivalent balances has improved the liquidity position of the Company.

Liquidity in terms of cash and cash equivalents ended almost $11.6 million higher as of March 31, 2017 than it was at yearend December 31, 2016. A decreased in securities held along with increased deposits funded the $13.0 million increase in net loans since yearend 2016. The largest loan growth occurred in commercial real estate and commercial and industrial portfolios. Agricultural portfolios also experienced an increase. The largest decline was in consumer real estate which was due to sales into the secondary market outpacing new originations.

In comparing to the same prior year period, the March 31, 2017 (net of deferred fees and including loans held for sale) loan balances of $772.3 million accounted for a $64.6 million or 9.1% increase when compared to 2016’s $707.7 million. The year over year improvement was made up of a 12.2% increase in commercial and industrial loans, a 10.9% increase in commercial real estate loans, a 20.9% increase in consumer loans and lastly a combined 18.5% increase in agricultural related loans (comprised of a 6.9% increase in agricultural real estate loans and 11.6% increase in non-real estate agricultural loans). Consumer real estate loans decreased by 4.2% while Industrial Development Bonds (“IDB’s”) decreased 11.7%. While the last percentage seems high, the decrease in dollars was only $753 thousand. The Company credits the growth to a strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio by category as of March 31 for the last three years, net of deferred fees and costs and including loans held for sale.

	(In Thousands)
	March-17	March-16	March-15
	Amount	Amount	Amount
Consumer Real Estate	$84,379	$88,097	$97,019
Agricultural Real Estate	63,572	59,479	51,396
Agricultural	87,078	78,021	71,571
Commercial Real Estate	382,183	344,661	271,201
Commercial and Industrial	115,516	102,966	95,222
Consumer	33,878	28,016	23,627
Industrial Development Bonds	5,667	6,420	4,673

Total Loans, net	$772,273	$707,660	$614,709

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2016 and 2017. The security portfolio decreased $12.1 million in the first three months 2017 from yearend 2016. The amount of pledged investment securities decreased significantly by $41.6 million as compared to yearend and $109.3 million as compared to March 31, 2016. This was accomplished by utilizing Promontory’s Insured Cash Sweep, “ICS”, product to protect Ohio public fund depositors and commercial sweep customers with FDIC coverage rather than pledge securities. This in turn improves liquidity with the additional option of selling unpledged investment securities. As of March 31, 2017, pledged investment securities totaled $87.8 million. The current portfolio is in a net unrealized loss position of $2.6 million. With the exception of stock, which is shown as other securities, all of the Company’s security portfolio is categorized as “available for sale” and as such is recorded at fair value.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $106.5 million of unsecured borrowing capacity through its correspondent banks.

Overall assets grew 1.1% since yearend 2016 and 5.8% since March 31, 2016. The largest growth was in the loan portfolios.

Deposits accounted for the largest growth within liabilities, up 6.2% or $52.5 million since yearend and 12.1% or $96.6 million over March 31, 2016 balances. Core deposits continue to drive the increase which provide the greatest benefit for both lower cost of funds and the opportunity to generate additional noninterest income. Compared to previous year and last quarter, a movement of funds from securities sold under agreement to repurchase into interest bearing NOW accounts occurred due to utilization of the ICS product previously mentioned. Overall, deposits grew $10.1 million since the yearend 2016 and $55.1 million as compared to a year ago March 31, 2016 excluding the movement of funds from the sweep products. This growth aided the increased liquidity position and funded the loan growth for the periods.

Time deposits decreased during the first quarter due to the runoff of short term deposits from the Promontory Network. The Promontory Network has been used by the Bank for many years to provide additional FDIC insurance coverage to the Bank’s depositors having deposits with the Bank in excess of the FDIC’s insurance limits by using Promontory’s CDARS product. When the Bank, as a member of the network, places a customer’s deposit using the CDARS service, the deposit is divided into amounts under the standard FDIC insurance maximum and placed with other Network member banks in exchange for certificates of deposit. This makes the full amount placed by the Bank eligible for FDIC coverage. The Bank used the CDARS product in a reciprocal manner previously and expanded into a “one-way” usage whereby the Bank can place or receive time deposits during the last half of 2016. The time deposits utilized were for six months or less and as they matured were not replaced.

As of March 31, 2017, the Bank had balances of $449.5 thousand in the one-way receipt of funds from the network though not due to the Bank’s usage. Rather it was due to reciprocal balance customers redeeming their time deposit early. This was the main factor in the decreased time deposits. The Bank will continue to explore additional sources of funds to supplement deposit growth and provide a base for future loan growth when necessary.

Shareholder’s equity increased by $2.1 million as of the first quarter of 2017 compared to yearend 2016, as earnings exceeded dividend declarations. Accumulated other comprehensive income decreased in loss position $252 thousand which encompassed the shift of $31 thousand from unrealized gain to realized gain with the sale of securities since yearend 2016. Dividends paid for the quarter matched the previous quarter. Compared to March 31, 2016, shareholders’ equity increased $5.0 million. Record profits during 2016 were offset by a change in accumulated other comprehensive income related to the available for sale securities portfolio from a gain of $1.4 million to a loss position of $1.7 million as of March 31, 2017. The difference in dividend payments for each of the first quarters 2016 and 2017 was just $46 thousand with 2017 the higher amount.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% is the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar 2017, the applicable required capital conservation buffer percentage is 1.25%. The total buffer requirement will increase to 2.5% for calendar year 2019. As of March 31, 2017, the Company and the Bank are both positioned well above the 2019 requirement.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	11.81%
Risk Based Capital Tier I	14.88%
Total Risk Based Capital	15.73%
Stockholders’ Equity/Total Assets	12.26%
Capital Conservation Buffer	7.73%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Operation for three month periods ended March 31, 2017, 2016 and December 31, 2016.

When comparing first quarter 2017 to first quarter 2016, average loan balances grew $69.5 million. This represented a strong 10.0% increase in a one year time period. Interest income on loan balances also experienced an increase of $694 thousand as compared to the quarter ended March 31, 2016.

In terms of comparison to fourth quarter 2016, loan interest income was almost equivalent to first quarter 2017, just $6 thousand higher in fourth quarter 2016. The three months of fourth quarter 2016 had more days at 92 than 2017’s first quarter had with 90.

The higher levels of loan interest income helped to offset the available-for-sale securities portfolio, which decreased in average balances, whether comparing to last quarter or the previous year. The decreased balances were expected as available for sale securities were used as a source of funds for loan growth. The income associated with the security portfolio decreased by $22 thousand in comparison to fourth quarter 2016 and increased just $8 thousand in comparison to the same first quarter 2016 even though balances had decreased. The benefit of the increase in interest income from loans was well above the loss of interest income from the smaller security portfolio.

Overall, interest income for the quarter comparisons was higher for first quarter 2017 by 8.0% or $717 thousand as to first quarter 2016 and lower by 3% or $25 thousand as to last quarter 2016.

In terms of annualized yield, for the quarter ended March 31, 2017, it was 3.99% which compares to last quarter’s 4.00% and a year ago first quarter ended March 31, 2016 of 3.97%. The following chart demonstrates the value of increased loan balances in the balance sheet mix, even if offset by lower balances in other interest bearing assets. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

[Remainder of this page intentionally left blank]

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Quarter to Date Ended March 31, 2017		Yield/Rate
	Average Balance	Interest/Dividends	March 31, 2017	March 31, 2016
Interest Earning Assets:
Loans	$762,126	$8,700	4.57%	4.63%
Taxable Investment Securities	165,528	725	1.75%	1.60%
Tax-exempt Investment Securities	53,623	274	3.10%	3.43%
Fed Funds Sold & Interest Bearing Deposits	7,921	22	1.11%	0.50%

Total Interest Earning Assets	$989,198	$9,721	3.99%	3.97%

Change in Quarter to Date March 31, 2017 Interest Income Compared to March 31, 2016 (In Thousands)

		Due to
	Change	Volume	Due to Rate
Interest Earning Assets:
Loans	$694	$794	$(100)
Taxable Investment Securities	55	(10)	65
Tax-exempt Investment Securities	(43)	(18)	(25)
Fed Funds Sold & Interest Bearing Deposits	11	(3)	14

Total Interest Earning Assets	$717	$763	$(46)

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2016. First quarter 2017 was higher by $183 thousand than first quarter 2016. Since 2016, average interest-bearing deposit balances have increased $78 million and resulted in $176 thousand more in interest expense for the most recent quarter. Additionally, interest expense on Fed Funds Purchased, Securities Sold Under Agreement to Repurchase and FHLB borrowings was up $7 thousand in the first quarter 2017 over the same time frame in 2016.

	(In Thousands)
	Quarter to Date Ended March 31, 2017		Yield/Rate
	Average Balance	Interest/Dividends	March 31, 2017	March 31, 2016
Interest Bearing Liabilities:
Savings Deposits	$495,556	$491	0.40%	0.38%
Other Time Deposits	193,789	539	1.11%	0.97%
Other Borrowed Money	10,000	36	1.44%	1.48%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	31,409	113	1.44%	0.63%

Total Interest Bearing Liabilities	$730,754	$1,179	0.65%	0.58%

Change in Quarter to Date March 31, 2017 Interest Expense Compared to March 31, 2016 (In Thousands)

		Due to
	Change	Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$81	$68	$13
Other Time Deposits	95	28	67
Other Borrowed Money	(1)	—	(1)
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	8	(127)	135

Total Interest Bearing Liabilities	$183	$(31)	$214

Overall, net interest spread and net interest margin figures for the first quarter 2017 are lower than last year and down from last quarter. As the chart below illustrates, higher yields on interest and dividend income did not offset the higher interest expense in the most recent quarter when comparing to the same period a year ago or reach the levels of the previous quarter. Interest expense for the quarter as compared to last quarter increased more than the improvement to the asset yield, some of which can be attributed to a higher number of days in the last quarter compared to current quarter.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Fourth quarter 2016 recorded an asset yield of 4.05% for the quarter with cost of funds at 0.55%. Net interest spread and margin for fourth quarter 2016 were higher at 3.49% and 3.61% respectively as compared to current quarter shown below.

	3/31/2017	3/31/2016	3/31/2015
Interest/Dividend income/yield	3.99%	3.97%	3.85%
Interest Expense / yield	0.65%	0.58%	0.53%

Net Interest Spread	3.34%	3.39%	3.32%

Net Interest Margin	3.51%	3.54%	3.45%

Net interest income was up $534 thousand for the first quarter 2017 over the same time frame in 2016 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned. There has also been a $123 thousand decrease in net interest income under fourth quarter 2016. As the new loans added in 2016 and 2017 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.

The discussion will now be separated into two distinct quarter discussions – first quarter comparisons and the two most recent quarter comparisons.

Comparison of Noninterest Results of Operations – First Quarter 2017 to First Quarter 2016

Provision Expense

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the

ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer and consumer real estate loan portfolio accounted for the largest component of charge-offs and recoveries through third quarter of 2016. As was mentioned in previous discussion, the commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $204 thousand lower for the first quarter 2017 as compared to the same quarter 2016. Management continues to monitor asset quality, making adjustments to the provision as necessary. Loan charge-offs were $40 thousand higher in first quarter 2016 than the same quarter 2017, recoveries were lower by $2 thousand also. Combined net charge-offs were $42 thousand lower in first quarter 2017 than same time period 2016. Past due loans increased $378 thousand from March 31, 2016 to March 31, 2017, the bulk of which came from the commercial real estate portfolio but was in the 30-59 days bucket.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended March 31, 2017, 2016, and 2015.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Three Months Ended March-17	Three Months Ended March-16	Three Months Ended March-15
Loans, including held for sale	$772,273	$707,660	$614,709

Daily average of outstanding loans	$762,126	$692,638	$610,798

Allowance for Loan & Lease Losses - January 1	$6,784	$6,057	$5,905
Loans Charged off:
Consumer Real Estate	—	—	—
Agricultural Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	—	3	—
Commercial and Industrial	—	20	—
Consumer	44	61	92

	44	84	92

Loan Recoveries
Consumer Real Estate	10	2	2
Agricultural Real Estate	—	—	—
Agricultural	1	4	1
Commercial Real Estate	2	1	1
Commercial and Industrial	3	3	5
Consumer	21	25	41

	37	35	50

Net Charge Offs	7	49	42
Provision for loan loss	73	277	114

Allowance for Loan & Lease Losses - March 31	$6,850	$6,285	$5,977
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31	219	220	202

Total Allowance for Credit Losses - March 31	$7,069	$6,505	$6,179

Ratio of net charge-offs to average Loans outstanding	0.00%	0.01%	0.01%

Ratio of Allowance for Loan Loss to Nonperforming Loans	478.96%	310.50%	246.56%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

Loans classified as nonaccrual were significantly lower as of March 31, 2017 at $1.4 million compared to $2.0 million as of March 31, 2016.

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

The following table presents the balances for allowance of loan losses by loan type for three months ended March 31, 2017 and March 31, 2016.

	(In Thousands)		(In Thousands)
	March-2017		March-2016
	Amount	% of Loan Category	Amount	% of Loan Category
Balance at End of Period Applicable To:
Consumer Real Estate	$277	10.93	$457	12.45
Agricultural Real Estate	244	8.23	272	8.41
Agricultural	634	11.28	548	11.03
Commercial Real Estate	3,008	49.48	2,678	48.69
Commercial and Industrial	1,299	15.69	1,251	15.46
Consumer	397	4.39	335	3.96
Unallocated	991	0.00	744	0.00

Allowance for Loan & Lease Losses	6,850		6,285
Off Balance Sheet Commitments	219		220

Total Allowance for Credit Losses	$7,069		$6,505

Noninterest Income

Noninterest income was down $86 thousand for the first quarter 2017 over the same time frame in 2016. The Company has seen an increase in its mortgage production volume, and as such the gain on the sale of these loans was $32 thousand higher for the first quarter 2017 over the same period in 2016. Loan originations on loans held for sale for the first quarter were $14.4 million with proceeds from sale at $16.3 million for 2017 which well exceeded 2016’s first quarter activity of $12.0 million in originations and $12.4 million in sales. The net result of the activity was 2017 had $32 thousand more revenue on gain of sale. The Company was able to better take advantage of market fluctuations in its available-for-sale portfolio and sales on securities in first quarter 2016 than first quarter 2017. The gain was $82 thousand lower in the most recent quarter than the same quarter prior year. The next largest fluctuation in noninterest income was in the combined service fee lines, which was $36 thousand under same quarter last year.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For the first quarter of 2017, mortgage servicing rights caused a net $18 thousand in income, in comparison to $52 thousand for the first quarter of 2016. The lower capitalized additions for 2017 are attributed to a lower mortgage servicing rights value being applied to the originations in 2017 as compared to 2016. For loans of 15 years and less, the value was .647% in the first quarter 2017 versus .748% in first quarter 2016. For loans over 15 years, the value was .929% versus 1.257% for the same periods respectively. The carrying value is well below the market value of $2.9 million which indicates any large expense to fund the valuation allowance to be unlikely in 2017.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	2017	2016
Beginning Balance, January 1	$2,192	$2,056
Capitalized Additions	101	141
Amortization	(84)	(89)

Ending Balance, March 31	2,209	2,108
Valuation Allowance	—	—

Mortgage Servicing Rights, net March 31	$2,209	$2,108

Noninterest Expense

For the first quarter 2017, noninterest expenses were $85 thousand higher than for the same quarter in 2016. Salaries, wages, and employee benefits increased $221 thousand, with the addition of the Huntertown and Bowling Green offices, and normal merit increases. Data processing charges decreased $100 thousand for first quarter 2017 under the first quarter 2016. Two reasons for the improvement was the negotiation of an extended contract with our core processor and 2016 had the additional cost of upgrading Bank customer debit cards to incorporate EMV chip card technology. Both already better align with our future strategies while controlling costs.

Results overall, net income in the first quarter of 2017 was up $358 thousand as compared to the same quarter last year. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion and doing business in a less than robust economy.

Comparison of Noninterest Results of Operations – First Quarter 2017 to Fourth Quarter 2016

Provision Expense

Total provision for loan losses was $124 thousand lower for first quarter 2017 than for fourth quarter 2016. While loan growth continued in first quarter, strong asset quality continued also. The strong asset quality and lower net charge-offs offset any need for additional provision above the $73 thousand that was expensed.

Noninterest Income

Since the fourth quarter 2016, past due loans have increased by $716 thousand. Though, net charge-offs were higher at $25 thousand for fourth quarter 2016 compared to first quarter 2017’s $7 thousand.

Noninterest income for the first quarter 2017 also was below the fourth quarter by $315 thousand. The increased number of business days in the fourth quarter 2016 as compared to first quarter 2017, provided more opportunity to transact business and generate noninterest income. All line items in fourth quarter 2016 were higher than first quarter 2017.

Noninterest Expense

Through the first quarter 2017, noninterest expenses were $205 thousand higher than in fourth quarter 2016. The effect of an increase of $42 thousand in salaries and wages was combined with an increase of $25 thousand in employee benefits. The increase in employee benefits was derived from higher costs related to medical claims for the period offset by lower pension costs due to a lower accrual for 2017 than what was paid in 2016 due to the record year and a higher profit sharing component being paid.

Data processing fees were $34 thousand higher than last quarter due to the increased number of customers, accounts and updated services. The seven year contract extension signed in the third quarter of 2016 is expected to help lower the increases while adding new products and services to better align with our customers’ expectations in the coming years. We have already added additional products in 2017, mainly focused on mobile services.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The next largest increase for 2017 was in other general and administrative. This line item on the income statement was up by $43 thousand over fourth quarter. As the amount is not large, it is made up of many varying activities of which no single one is notable.

Net Income

Overall, net income through the first quarter of 2017 was down $355 thousand as compared to the last quarter of 2016. The last quarter of the year tends to be a strong performance while the first quarter tends to lack. This is unchanged from last year. The more favorable result is the first quarter to first quarter comparison which shows 2017 off to a more profitable start by $358 thousand. The Company has done an exceptional job of growing loans while keeping past dues low. The growth in loans has spurred the large increase in net interest income that has flowed through to the bottom line. The opening of the new offices may create a slight drag in the short run; however, the Company remains focused on the long term.

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

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate
3.16%	-0.30%	Rising	3.00%	32,696	2.94%
3.18%	0.58%	Rising	2.00%	32,566	2.53%
3.21%	1.33%	Rising	1.00%	32,439	2.13%
3.17%	0.00%	Flat	0.00%	31,763	0.00%
3.31%	4.65%	Falling	-1.00%	32,790	3.23%
3.08%	-2.63%	Falling	-2.00%	31,085	-2.13%
2.84%	-10.18%	Falling	-3.00%	29,336	-7.64%

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

The shock chart currently shows a slight tightening in net interest margin over the next twelve months in an increasing rate environment with an even lower tightening in a falling rate environment beginning at the 200 basis point shock level 3% with the Federal Reserve having raised its rates, the Company has room for widening should rates fall 1%. The model does not predict expansion of net interest income in any falling category below the 1%. Cost of funds are below 0.70% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment only shows minor improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as updated data is compiled. Both enhancements were based on historical performance data of the Bank. Both directional changes are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 1027. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 4	CONTROLS AND PROCEDURES (continued)

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2017 (1).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2017 to	—	—	—	200,000
1/31/2017
2/1/2017 to	—	—	—	200,000
2/28/2017
3/1/2017 to	—	—	—	200,000
3/31/2017

Total	—	—	—	200,000

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 20, 2017. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 20, 2017 and December 31, 2017.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2016)

3.2	Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 10, 2004)

31.1	Rule 13-a-14(a) Certification -CEO

31.2	Rule 13-a-14(a) Certification -CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schem Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: April 26, 2017	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 26, 2017	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO