Form 10-Q
period 2017-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2017-07-26
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2017

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	4,620,580
Class	Outstanding as of July 26, 2017

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

ITEM 1 FINANCIAL STATEMENTS

FARMERS  & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$28,613	$27,348
Federal funds sold	646	974

Total cash and cash equivalents	29,259	28,322
Interest-bearing time deposits	2,541	1,915
Securities - available-for-sale	195,582	218,527
Other securities, at cost	3,717	3,717
Loans held for sale	1,666	2,055
Loans, net	783,980	751,310
Premises and equipment	20,942	21,457
Goodwill	4,074	4,074
Mortgage servicing rights	2,230	2,192
Other real estate owned	630	774
Bank owned life insurance	14,334	14,376
Other assets	7,220	7,176

Total Assets	$1,066,175	$1,055,895

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$189,770	$186,390
Interest-bearing
NOW accounts	274,236	230,446
Savings	226,505	226,537
Time	186,964	198,830

Total deposits	877,475	842,203
Federal Funds purchased and securities sold under agreements to repurchase	40,095	70,324
Federal Home Loan Bank (FHLB) advances	10,000	10,000
Dividend payable	1,144	1,053
Accrued expenses and other liabilities	6,226	6,738

Total liabilities	934,940	930,318

Commitments and Contingencies
Stockholders’ Equity
Common stock - No par value 10,000,000 shares authorized; issued and outstanding 5,200,000 shares 6/30/17 and 12/31/16	12,150	11,947
Treasury Stock - 579,125 shares 6/30/17, 579,125 shares 12/31/16	(12,267)	(12,267)
Retained earnings	131,734	127,869
Accumulated other comprehensive loss	(382)	(1,972)

Total stockholders’ equity	131,235	125,577

Total Liabilities and Stockholders’ Equity	$1,066,175	$1,055,895

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2016, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest Income
Loans, including fees	$9,120	$8,362	$17,820	$16,368
Debt securities:
U.S. Treasury and government agencies	623	595	1,265	1,175
Municipalities	300	380	615	749
Dividends	44	37	86	75
Federal funds sold	3	2	3	2
Other	34	11	56	22

Total interest income	10,124	9,387	19,845	18,391
Interest Expense
Deposits	1,098	885	2,128	1,739
Federal funds purchased and securities sold under agreements to repurchase	118	126	231	231
Borrowed funds	37	36	73	73

Total interest expense	1,253	1,047	2,432	2,043

Net Interest Income - Before Provision for Loan Losses	8,871	8,340	17,413	16,348
Provision for Loan Losses	25	339	98	616

Net Interest Income After Provision For Loan Losses	8,846	8,001	17,315	15,732
Noninterest Income
Customer service fees	1,330	1,308	2,811	2,786
Other service charges and fees	1,209	999	2,080	1,909
Net gain on sale of loans	218	234	419	403
Net gain on sale of available for sale securities	16	343	47	456

Total noninterest income	2,773	2,884	5,357	5,554
Noninterest Expense
Salaries and Wages	3,137	2,840	6,138	5,680
Employee benefits	783	715	1,705	1,577
Net occupancy expense	374	346	787	724
Furniture and equipment	491	443	963	855
Data processing	308	361	619	772
Franchise taxes	225	225	450	439
Net loss on sale of other assets owned	14	—	14	45
FDIC Assessment	82	121	165	242
Mortgage servicing rights amortization	97	99	181	188
Other general and administrative	1,587	1,507	3,147	3,121

Total other operating expenses	7,098	6,657	14,169	13,643

Income Before Income Taxes	4,521	4,228	8,503	7,643
Income Taxes	1,298	1,254	2,441	2,188

Net Income	3,223	2,974	6,062	5,455

Other Comprehensive Income (Net of Tax):
Net unrealized gain on available for sale securities	2,044	649	2,456	2,594
Reclassification adjustment for gain on sale of available	(16)	(343)	(47)	(456)

Net unrealized gain on available for sale securities	2,028	306	2,409	2,138
Tax expense	690	104	819	727

Other comprehensive income	1,338	202	1,590	1,411
Comprehensive Income	$4,561	$3,176	$7,652	$6,866

Earnings Per Share - Basic and Diluted	$0.70	$0.65	$1.31	$1.18

Dividends Declared	$0.25	$0.23	$0.48	$0.45

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net income	$6,062	$5,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	970	735
Accretion and amortization of available for sale securities, net	578	547
Amortization of servicing rights	181	188
Amortization of core deposit intangible	161	161
Compensation expense related to stock awards	224	216
Provision for loan loss	98	616
Gain on sale of loans held for sale	(419)	(403)
Originations of loans held for sale	(30,242)	(27,493)
Proceeds from sale of loans held for sale	31,658	27,221
Loss on sale of other assets owned	14	45
Gain on sales of securities available for sale	(47)	(456)
Change in other assets and other liabilities, net	(795)	(2,878)

Net cash provided by operating activities	8,443	3,954

Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	14,647	19,734
Sales	13,562	42,744
Purchases	(3,387)	(42,375)
Change in interest-bearing time deposits	(626)	(1,960)
Proceeds from sales of other assets owned	14	6
Additions to premises and equipment	(469)	(1,449)
Loan originations and principal collections, net	(34,184)	(45,721)

Net cash used in investing activities	(10,443)	(29,021)

Cash Flows from Financing Activities
Net change in deposits	35,271	31,507
Net change in federal funds purchased and securities sold under agreements to repurchase	(30,228)	(2,873)
Purchase of Treasury Stock	—	(194)
Cash dividends paid on common stock	(2,106)	(2,012)

Net cash provided by financing activities	2,937	26,428

Net Increase in Cash and Cash Equivalents	937	1,361

Cash and cash equivalents - Beginning of year	28,322	22,018

Cash and cash equivalents - End of period	$29,259	$23,379

Supplemental Information
Cash paid during the year for:
Interest	$2,436	$1,998

Income taxes	$2,302	$3,208

Noncash investing activities:
Transfer of loans to other real estate owned	$—	$216

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that are expected for the year ended December 31, 2017. The condensed consolidated balance sheet of the Company as of December 31, 2016, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

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

The amortization expense for the year ended December 31, 2016 was $323 thousand. Of the $245 thousand to be expensed in 2017, $161 thousand has been expensed for the six months ended June 30, 2017.

	(In Thousands)
	Hicksville	Custar	Total
2017	$78	$167	$245
2018	—	167	167
2019	—	167	167
2020	—	161	161

	$78	$662	$740

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2017 and December 31, 2016, follows:

	(In Thousands)
	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$15,824	$—	$(107)	$15,717
U.S. Government agencies	79,238	3	(883)	78,358
Mortgage-backed securities	44,527	182	(475)	44,234
State and local governments	56,572	847	(146)	57,273

Total available-for-sale securities	$196,161	$1,032	$(1,611)	$195,582

	(In Thousands)
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$24,920	$1	$(146)	$24,775
U.S. Government agencies	84,266	3	(1,795)	82,474
Mortgage-backed securities	49,155	185	(879)	48,461
State and local governments	63,173	634	(990)	62,817

Total available-for-sale securities	$221,514	$823	$(3,810)	$218,527

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

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2017
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(107)	$15,717	$—	$—
U.S. Government agencies	(883)	67,986	—	—
Mortgage-backed securities	(475)	34,070	—	—
State and local governments	(136)	15,683	(10)	486

Total available-for-sale securities	$(1,601)	$133,456	$(10)	$486

	(In Thousands)
	December 31, 2016
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(146)	$15,745	$—	$—
U.S. Government agencies	(1,795)	77,471	—	—
Mortgage-backed securities	(879)	36,474	—	—
State and local governments	(983)	37,540	(7)	526

Total available-for-sale securities	$(3,803)	$167,230	$(7)	$526

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

Below are the gross realized gains and losses for the three and six months ended June 30.

	Three Months (In Thousands)		Six Months (In Thousands)
	2017	2016	2017	2016
Gross realized gains	$27	$344	$58	$467
Gross realized losses	(11)	(1)	(11)	(11)

Net realized gains	$16	$343	$47	$456

Tax expense related to net realized gain	$5	$117	$16	$155

The net realized gains on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gain is included in net gain on sale of available-for-sale securities and the related tax expense is included in tax expense in the condensed consolidated statements of income and comprehensive income.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$7,761	$7,759
After one year through five years	79,151	79,161
After five years through ten years	60,908	60,635
After ten years	3,814	3,793

Total	$151,634	$151,348
Mortgage-backed securities	44,527	44,234

Total	$196,161	$195,582

Investments with a carrying value of $86.7 million and $129.4 million at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of June 30, 2017 and December 31, 2016.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of June 30, 2017 and December 31, 2016:

	(In Thousands)
Loans:	June 30, 2017	December 31, 2016
Consumer Real Estate	$84,307	$86,234
Agricultural Real Estate	64,035	62,375
Agricultural	83,614	84,563
Commercial Real Estate	394,649	377,481
Commercial and Industrial	122,950	109,256
Consumer	35,394	33,179
Industrial Development Bonds	6,617	5,732

	791,566	758,820
Less: Net deferred loan fees and costs	(728)	(726)

	790,838	758,094
Less: Allowance for loan losses	(6,858)	(6,784)

Loans - Net	$783,980	$751,310

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following is a maturity schedule by major category of loans as of June 30, 2017:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer Real Estate	$2,169	$13,628	$68,510
Agricultural Real Estate	615	4,407	59,013
Agricultural	48,450	26,309	8,855
Commercial Real Estate	9,486	119,017	266,146
Commercial and Industrial	65,799	36,081	21,070
Consumer	5,492	22,207	7,695
Industrial Development Bonds	832	85	5,700

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2017:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$46,530	$37,777
Agricultural Real Estate	46,550	17,485
Agricultural	32,046	51,568
Commercial Real Estate	271,646	123,003
Commercial and Industrial	49,881	73,069
Consumer	31,071	4,323
Industrial Development Bonds	6,617	—

As of June 30, 2017 and December 31, 2016 one to four family residential mortgage loans amounting to $17.7 and $17.9 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of June 30, 2017 and December 31, 2016, net of deferred loan fees and costs:

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$424	$0	$419	$843	$83,060	$83,903	$—
Agricultural Real Estate	—	—	101	101	63,902	64,003	—
Agricultural	—	—	—	—	83,771	83,771	—
Commercial Real Estate	60	—	—	60	393,991	394,051	—
Commercial and Industrial	—	—	—	—	129,675	129,675	—
Consumer	26	—	27	53	35,382	35,435	—

Total	$510	$0	$547	$1,057	$789,781	$790,838	$0

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$882	$15	$507	$1,404	$84,469	$85,873	$—
Agricultural Real Estate	12	—	132	144	62,192	62,336	—
Agricultural	101	—	—	101	84,591	84,692	—
Commercial Real Estate	60	—	—	60	376,827	376,887	—
Commercial and Industrial	—	—	—	—	115,093	115,093	—
Consumer	29	6	—	35	33,178	33,213	—

Total	$1,084	$21	$639	$1,744	$756,350	$758,094	$0

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2017 and December 31, 2016:

	(In Thousands)
	June 30,	December 31,
	2017	2016
Consumer Real Estate	$1,069	$1,091
Agricultural Real Estate	101	132
Agricultural	—	—
Commercial Real Estate	—	—
Commercial & Industrial	153	161
Consumer	42	—

Total	$1,365	$1,384

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

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of June 30, 2017 and December 31, 2016:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
June 30, 2017
1-2	$3,610	$5,329	$817	$9,675	$—
3	15,979	29,918	25,203	16,226	3,594
4	42,780	47,871	353,823	95,667	3,023
5	1,411	492	7,928	800	—
6	223	161	6,280	576	—
7	—	—	—	114	—
8	—	—	—	—	—

Total	$64,003	$83,771	$394,051	$123,058	$6,617

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2016
1-2	$4,399	$7,334	$677	$10,060	$—
3	16,660	31,397	27,858	14,064	2,640
4	39,808	44,560	333,523	83,100	3,092
5	1,209	1,234	8,321	1,379	—
6	260	167	6,508	641	—
7	—	—	—	117	—
8	—	—	—	—	—

Total	$62,336	$84,692	$376,887	$109,361	$5,732

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2017 and December 31, 2016.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	June 30,	December 31,
	2017	2016
Grade
Pass	$83,589	$85,322
Special Mention (5)	—	25
Substandard (6)	229	368
Doubtful (7)	85	158

Total	$83,903	$85,873

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Performing	$3,797	$4,061	$31,621	$29,120
Nonperforming	—	—	17	32

Total	$3,797	$4,061	$31,638	$29,152

Information about impaired loans as of June 30, 2017, December 31, 2016 and June 30, 2016 are as follows:

	(In Thousands)
	June 30, 2017	December 31, 2016	June 30, 2016
Impaired loans without a valuation allowance	$1,024	$1,141	$997
Impaired loans with a valuation allowance	691	711	622

Total impaired loans	$1,715	$1,852	$1,619

Valuation allowance related to impaired loans	$115	$135	$217

Total non-accrual loans	$1,365	$1,384	$1,528

Total loans past-due ninety days or more and still accruing	$—	$—	$—
Quarter ended average investment in impaired loans	$1,744	$1,684	$1,899
Year to date average investment in impaired loans	$1,789	$1,802	$1,995

No additional funds are committed to be advanced in connection with impaired loans.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Bank had approximately $546 thousand of its impaired loans classified as troubled debt restructured (TDR) as of June 30, 2017, $557 thousand as of December 31, 2016 and $656 thousand as of June 30, 2016. During the year-to-date 2017, there were no new loans considered TDR.

The following table represents three and six months ended June 30, 2017.

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Six Months	Number of	Modification	Modification
June 30, 2017	Contracts	Outstanding	Outstanding	June 30, 2017	Contracts	Outstanding	Outstanding
	Modified in the	Recorded	Recorded		Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment	Troubled Debt Restructurings	Last 6 Months	Investment	Investment
	—	—	—		—	$—	$—

The following table represents three and six months ended June 30, 2016.

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Six Months	Number of	Modification	Modification
June 30, 2016	Contracts	Outstanding	Outstanding	June 30, 2016	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment	Troubled Debt Restructurings	Last 6 Months	Investment	Investment
Consumer Real Estate	—	—	—	Consumer Real Estate	1	$138	$138

For the three and six month period ended June 30, 2017 and 2016, there were no TDRs that subsequently defaulted after modification.

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

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for three months ended June 30, 2017 and June 30, 2016.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended June 30, 2017		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$923	$923	$—	$948	$8	$6
Agricultural Real Estate	101	101	—	101	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	85	85	25	87	—	—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	492	492	57	493	7	—
Commercial and Industrial	114	114	33	115	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$1,008	$1,008	$25	$1,035	$8	$6

Agricultural Real Estate	$101	$101	$—	$101	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$492	$492	$57	$493	$7	$—

Commercial and Industrial	$114	$114	$33	$115	$—	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended June 30, 2016		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$40	$40	$—	$25	$—	$—
Agricultural Real Estate	162	162	—	162	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	346	346	—	346	6	6
Commercial and Industrial	449	449	—	450	6	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	414	414	61	478	7	6
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	90	90	90	311	—	—
Commercial and Industrial	118	118	66	127	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$454	$454	$61	$503	$7	$6

Agricultural Real Estate	$162	$162	$—	$162	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$436	$436	$90	$657	$6	$6

Commercial and Industrial	$567	$567	$66	$577	$6	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for six months ended June 30, 2017 and June 30, 2016.

	(In Thousands)
Six Months Ended June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$923	$923	$—	$976	$16	$12
Agricultural Real Estate	101	101	—	111	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	85	85	25	90	—	—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	492	492	57	496	13	—
Commercial and Industrial	114	114	33	116	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$1,008	$1,008	$25	$1,066	$16	$12

Agricultural Real Estate	$101	$101	$—	$111	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$492	$492	$57	$496	$13	$—

Commercial and Industrial	$114	$114	$33	$116	$—	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
Six Months Ended June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized	YTD Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$40	$40	$—	$91	$—	$—
Agricultural Real Estate	162	162	—	162	1	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	346	346	—	378	14	13
Commercial and Industrial	449	449	—	452	12	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	414	414	61	392	11	9
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	90	90	90	366	—	—
Commercial and Industrial	118	118	66	154	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$454	$454	$61	$483	$11	$9

Agricultural Real Estate	$162	$162	$—	$162	$1	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$436	$436	$90	$744	$14	$13

Commercial and Industrial	$567	$567	$66	$606	$12	$—

Consumer	$—	$—	$—	$—	$—	$—

As of June 30, 2017, the Company had $630 thousand of foreclosed residential real estate property obtained by physical possession and $36 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of June 30, 2016, the Company had $673 thousand of foreclosed residential real estate property obtained by physical possession and $512 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Six Months Ended	Twelve Months Ended
	June 30, 2017	December 31, 2016
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,784	$6,057
Provision for loan loss	98	1,121
Loans charged off	(97)	(550)
Recoveries	73	156

Allowance for Loan & Lease Losses	6,858	6,784

Allowance for Unfunded Loan Commitments & Letters of Credit	$219	$217

Total Allowance for Credit Losses	$7,077	$7,001

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended June 30, 2017 and June 30, 2016 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$277	$244	$634	$3,008	$1,299	$397	$219	$991	$7,069
Charge Offs	—	—	—	—	—	(53)	—	—	(53)
Recoveries	2	—	1	5	3	25	—	—	36
Provision (Credit)	(29)	9	(39)	63	50	38	—	(67)	25
Other Non-interest expense related to unfunded	—	—	—	—	—	—	—	—	—

Ending Balance	$250	$253	$596	$3,076	$1,352	$407	$219	$924	$7,077

Ending balance: individually evaluated for impairment	$25	$—	$—	$57	$33	$—	$—	$—	$115

Ending balance: collectively evaluated for impairment	$225	$253	$596	$3,019	$1,319	$407	$219	$924	$6,962

Ending balance: loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	$—

FINANCING RECEIVABLES:
Ending balance	$83,903	$64,003	$83,771	$394,051	$129,675	$35,435	$—	$—	$790,838

Ending balance: individually evaluated for impairment	$1,008	$101	$—	$492	$114	$—	$—	$—	$1,715

Ending balance: collectively evaluated for impairment	$82,895	$63,902	$83,771	$393,559	$129,561	$35,435	$—	$—	$789,123

Ending balance: loans acquired with deteriorated credit quality	$196	$—	$—	$—	$—	$—	$—	$—	$196

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$457	$272	$548	$2,678	$1,251	$335	$220	$744	$6,505
Charge Offs	(63)	—	(18)	—	—	(93)	—	—	(174)
Recoveries	19	—	1	3	3	17	—	—	43
Provision (Credit)	—	(43)	60	36	(39)	106	—	219	339
Other Non-interest expense related to unfunded	—	—	—	—	—	—	(1)	—	(1)

Ending Balance	$413	$229	$591	$2,717	$1,215	$365	$219	$963	$6,712

Ending balance: individually evaluated for impairment	$61	$—	$—	$90	$66	$—	$—	$—	$217

Ending balance: collectively evaluated for impairment	$352	$229	$591	$2,627	$1,149	$365	$219	$963	$6,495

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$88,165	$60,203	$83,433	$357,243	$110,386	$30,485	$—	$—	$729,915

Ending balance: individually evaluated for impairment	$454	$162	$—	$436	$567	$—	$—	$—	$1,619

Ending balance: collectively evaluated for impairment	$87,711	$60,041	$83,433	$356,807	$109,819	$30,485	$—	$—	$728,296

Ending balance: loans acquired with deteriorated credit quality	$410	$—	$—	$—	$—	$—	$—	$—	$410

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis, presented in thousands, related to the allowance for credit losses for six months ended June 30, 2017 and June 30, 2016 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001
Charge Offs	—	—	—	—	—	(97)	—	—	(97)
Recoveries	13	—	2	7	6	45	—	—	73
Provision (Credit)	(79)	12	(22)	(181)	28	65	—	275	98
Other Non-interest expense related to unfunded	—	—	—	—	—	—	2	—	2

Ending Balance	$250	$253	$596	$3,076	$1,352	$407	$219	$924	$7,077

Ending balance: individually evaluated for impairment	$25	$—	$—	$57	$33	$—	$—	$—	$115

Ending balance: collectively evaluated for impairment	$225	$253	$596	$3,019	$1,319	$407	$219	$924	$6,962

Ending balance: loans acquired with deteriorated credit quality	$—	—	—	—	—	—	—	—	$—

FINANCING RECEIVABLES:
Ending balance	$83,903	$64,003	$83,771	$394,051	$129,675	$35,435	$—	$—	$790,838

Ending balance: individually evaluated for impairment	$1,008	$101	$—	$492	$114	$—	$—	$—	$1,715

Ending balance: collectively evaluated for impairment	$82,895	$63,902	$83,771	$393,559	$129,561	$35,435	$—	$—	$789,123

Ending balance: loans acquired with deteriorated credit quality	$196	$—	$—	$—	$—	$—	$—	$—	$196

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$339	$211	$582	$2,516	$1,228	$337	$208	$844	$6,265
Charge Offs	(64)	—	(18)	(3)	(20)	(153)	—	—	(258)
Recoveries	21	—	5	5	5	42	—	—	78
Provision (Credit)	117	18	22	199	2	139	—	119	616
Other Non-interest expense related to unfunded	—	—	—	—	—	—	11	—	11

Ending Balance	$413	$229	$591	$2,717	$1,215	$365	$219	$963	$6,712

Ending balance: individually evaluated for impairment	$61	$—	$—	$90	$66	$—	$—	$—	$217

Ending balance: collectively evaluated for impairment	$352	$229	$591	$2,627	$1,149	$365	$219	$963	$6,495

Ending balance: loans acquired with deteriorated credit quality	$1	—	—	—	—	—	—	—	$1

FINANCING RECEIVABLES:
Ending balance	$88,165	$60,203	$83,433	$357,243	$110,386	$30,485	$—	$—	$729,915

Ending balance: individually evaluated for impairment	$454	$162	$—	$436	$567	$—	$—	$—	$1,619

Ending balance: collectively evaluated for impairment	$87,711	$60,041	$83,433	$356,807	$109,819	$30,485	$—	$—	$728,296

Ending balance: loans acquired with deteriorated credit quality	$410	$—	$—	$—	$—	$—	$—	$—	$410

ITEM 1	NOTES TO CONDESED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

	In Thousands
	Three Months Ended		Year to Date Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Earnings per share
Net income	$3,223	$2,974	$6,062	$5,455
Less: distributed earnings allocated to participating securities	(11)	(9)	(21)	(17)
Less: undistributed earnings allocated to participating securities	(19)	(15)	(36)	(28)

Net earnings available to common shareholders	$3,193	$2,950	$6,005	$5,410

Weighted average common shares outstanding including participating securities	4,620,875	4,605,534	4,620,875	4,607,380
Less: average unvested restricted shares	(43,150)	(37,905)	(43,150)	(38,287)

Weighted average common shares outstanding	4,577,725	4,567,629	4,577,725	4,569,093

Basic earnings and diluted per share	$0.70	$0.65	$1.31	$1.18

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2017 and December 31, 2016 are reflected below.

	(In Thousands)
	June 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$29,259	$29,259	$29,259	$—	$—
Interest-bearing time deposits	2,541	2,541	—	2,541	—
Securities - available-for-sale	195,582	195,582	15,717	178,417	1,448
Other Securities	3,717	3,717	—	—	3,717
Loans held for sale	1,666	1,666	—	—	1,666
Loans, net	783,980	786,555	—	—	786,555
Interest receivable	4,010	4,010	—	—	4,010
Financial Liabilities:
Interest bearing Deposits	$500,741	$500,774	$—	$—	$500,774
Non-interest bearing Deposits	189,770	189,770	—	189,770	—
Time Deposits	186,964	187,675	—	—	187,675

Total Deposits	$877,475	$878,219	$—	$189,770	$688,449
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	$40,095	$40,095	$—	$—	$40,095
Federal Home Loan Bank advances	10,000	10,041	—	—	10,041
Interest payable	252	252	—	—	252

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$28,322	$28,322	$28,322	$—	$—
Interest-bearing time deposits	1,915	1,918	—	1,918	—
Securities - available-for-sale	218,527	218,527	24,775	192,334	1,418
Other Securities	3,717	3,717	—	—	3,717
Loans held for sale	2,055	2,055	—	—	2,055
Loans, net	751,310	753,357	—	—	753,357
Interest receivable	3,880	3,880	—	—	3,880
Financial Liabilities:
Interest bearing Deposits	$456,983	$456,983	$—	$—	$456,983
Non-interest bearing Deposits	186,390	186,390	—	186,390	—
Time Deposits	198,830	199,658	—	—	199,658

Total Deposits	$842,203	$843,031	$—	$186,390	$656,641
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	$70,324	$70,324	$—	$—	$70,324
Federal Home Loan Bank advances	10,000	10,041	—	—	10,041
Interest payable	256	256	—	—	256

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

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$15,717	$—	$—
U.S. Government agencies	—	78,358	—
Mortgage-backed securities	—	44,234	—
State and local governments	—	55,825	1,448

Total Securities Available-for-Sale	$15,717	$178,417	$1,448

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$24,775	$—	$—
U.S. Government agencies	—	82,474	—
Mortgage-backed securities	—	48,461	—
State and local governments	—	61,399	1,418

Total Securities Available-for-Sale	$24,775	$192,334	$1,418

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of June 30, 2017 and June 30, 2016.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2017	$—	$1,418	$1,418
Change in Market Value	—	30	30
Payments & Maturities	—	—	—

Balance at June 30, 2017	$—	$1,448	$1,448

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2016	$5,904	$1,448	$7,352
Change in Market Value	—	58	58
Payments & Maturities	(5,904)	—	(5,904)

Balance at June , 2016	$—	$1,506	$1,506

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At June 30, 2017 and December 31, 2016, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At June 30, 2017 and December 31, 2016, fair value of collateral dependent impaired loans categorized as Level 3 was $577 and $576 thousand, respectively. The specific allocation for impaired loans was $115 and $135 thousand as of June 30, 2017 and December 31, 2016, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at			Range
				(Weighted
	June 30, 2017	Valuation Technique	Unobservable Inputs	Average)
	(In Thousands)
State and local government	$1,448	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.58%)
Collateral dependent Impaired Loans	577	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (16.59%)
Other real estate owned - residential	—	Appraisals	Discount to reflect current market	0-20% (0.0%)

	Fair Value at			Range
				(Weighted
	December 31, 2016	Valuation Technique	Unobservable Inputs	Average)
	(In Thousands)
State and local government	$1,418	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.92%)
Collateral dependent Impaired Loans	576	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (18.92%)
Other real estate owned - residential	144	Appraisals	Discount to reflect current market	0-20% (0.51%)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on June 30, 2017 and December 31, 2016:

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2017
	(In Thousands)
	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$577	$—	$—	$577
Other real estate owned - residential	—	—	—	—

Total fair value				$577

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016
	(In Thousands)
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$576	$—	$—	$576
Other real estate owned - residential	144	—	—	144

Total fair value				$720

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $11 million and $17 million in Federal Funds Purchased as of June 30, 2017, and December 31, 2016, respectively. During the same time periods the company also had $29.1 million and $53.3 million in securities sold under agreement to repurchase.

	June 30, 2017
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$11,014	$—	$—	$—	$11,014
Repurchase Agreements;
US Treasury & agency securities	$8,370	$—	$—	$20,711	$29,081

	$19,384	$—	$—	$20,711	$40,095

	December 31, 2016
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$17,000	$—	$—	$—	$17,000
Repurchase Agreements;
US Treasury & agency securities	$32,814	$—	$—	$20,510	$53,324

	$49,814	$—	$—	$20,510	$70,324

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.”ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in a accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).”ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted. The Company is assessing the impact of ASU 2016-02 on its accounting and disclosures and currently has very limited exposure to the rule.

In June 2016, FASB issued 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results. . At this time an additional external advisor has not been contracted with though the Bank has been reviewing the use of external software.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash.”ASU-2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted including adoption in an interim period. The Company has assessed ASU 2016-18 and does not expect a material impact on its accounting and disclosures as it currently does not have what would be considered “Restricted cash” at this time.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) – Clarifying the Definition of a Business.”ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and adoption is permitted under certain circumstances. the company has assessed ASU 2017-01 and does not expect it to have a material impact on its accounting and disclosures.

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

In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-08 “Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debit Securities.” These amendments shorten the amortization period for certain callable debit securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does have exposure and is assessing the impact of ASU 2017-08 and may choose early adoption. Overall, the Company does not expect it to have a material impact on its accounting.

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09 “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting.”These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 7l8. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 207. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted ASU 2016-09 on January 1, 207. ASU 2016-09 also requires that companies make an accounting policy election regarding forfeitures, to either estimate the number of awards that are expected to vest or account for them when they occur. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company obtained greater visibility to the investment community through a series of events in the second quarter of 2017. Following the annual meeting of its shareholders in April and their approval of a quorum change, the Company listed on the NASDAQ Capital Market on May 10th. On June 26th the Company became a part of the Russell 3000 Index. The Company is listed under the symbol, FMAO. These events have caused the liquidity of the stock to improve as measured by the increased average daily volume and may have contributed to a higher market value than before these events took place. The Company believes these steps will help with positioning for future strategic opportunities while benefiting shareholders with greater liquidity and enhanced ease in trading.

The Company continued to emphasize the importance of loan growth to overall profitability for the new year. First half performance for 2017 was solid, though not as strong as the previous first half 2016. It did represent a continuation of 2016’s milestone year. The increases in rate by the Federal Reserve which began in December 2016 provided the stimulus for the prime lending rate to be increased by similar amounts. Many of the Bank’s variable loans have now had spread adjustments raising the base rates equivalent to their floors or above. This has resulted in improved asset yield when coupled with loan growth.

A wet second quarter through the Company’s market area has area farmers with fields in varying levels of growth. Some replanting has occurred. A breakeven to modest performance in 2016 did not harm the agricultural customers though some operating loans have been utilized to fund inputs for 2017. The Bank is not overly concerned as borrowers remain well capitalized and land values have only decreased slightly.

A second quarter automobile loan special increased consumer loans and originations of residential mortgage loans increased. Unemployment rates remain low throughout the market area and competition for employees is high.

Manufacturing activity remains similar to last year. Low gas prices continue to help the local economies. Commercial lending remains firm with the growth in the portfolio dominated by market share increases. The Company’s growth has been largely attributable to expanding relationships with newer customers and acquiring customers from our competitors.

Loan growth drove the improvement in net interest income as compared to last year. Net income after taxes ended the first half 2017 11.1% above first half 2016. The 10.1% increase in net interest income after provision for loan losses resulted in a 11.0% increase in earnings per share for the 2017 first half as compared to 2016’s first half.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Over the past couple of years, the Bank has updated its consumer offerings with “Secure” and “Pure” checking in 2014 and with KASASA Cash Back in 2015. During the second quarter 2017, new business checking products were announced and existing business accounts were converted to one of three new products, Business Essential, Edge or Elite. The new products provided customers with new options to bundle services and for the Bank to utilize the full relationship to determine pricing. This was the next step of implementation for the Bank’s “earn to free” strategic initiative. Upgrades to our digital products and services continue to occur in both retail and business lines.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, Wood and in the Indiana counties of DeKalb and Steuben. In the second quarter of 2016 the Bank added the Indiana county of Allen to its service area with the opening of its newly constructed office in Fort Wayne. In fourth quarter 2016, the Bank opened its 25th office in Bowling Green, Ohio. The new office is located next to Kroger. Bowling Green is home to Bowling Green State University and its nearly 17,000 students and more than 2,000 faculty members. Bowling Green is an exciting market supported by compelling demographics, a strong economic anchor and expanded our presence in Wood County, Ohio. The commercial banking business in this market is highly competitive, with approximately 17 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At June 30, 2017, we had 274 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be good.

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

REGULATORY DEVELOPMENTS (Continued)

The Bank is subject to numerous laws, rules, regulations and guidance which include to the following significant matters, yet are not limited solely to these matters, deposit insurance coverage, equal credit opportunity, fair lending; community reinvestment; anti-money laundering; suspicious activity reporting; identity theft identification and prevention; protections for military members and their dependents; flood disaster protection; integrated mortgage disclosures; mortgage servicing rights; legal lending limits; electronic fund transfers; consumer privacy; and unfair and deceptive acts and practices. Extensive training and training resources are necessary to develop and maintain expertise on the various regulatory matters.

New Military Lending Act (MLA) requirements have been implemented. The MLA is intended to protect active duty military service members and their dependents from potentially abusive lending practices. These new requirements resulted in expanded coverage of more types of loans. Safe harbor methods to identify covered borrowers who are military service members or their dependents are utilized. Coverage of credit card accounts will become effective on October 3, 2017.

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

Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell. The net income from operations of foreclosed real estate held for sale is reported either in non-interest income or non-interest expense depending upon whether the property is in a gain or loss position overall. At June 30, 2017 OREO property holdings were $630 thousand. OREO totaled $774 thousand and $1.3 million as of December 31, 2016 and June 30, 2016 respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING PROLICIES AND ESTIMATES (Continued)

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2017 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source. Growing deposits will also be a focus especially in our newer business checking product lines. These products bundle services and enable customers to choose their wanted levels and offer pricing based on a full relationship and not on just the single account. The Bank was able to grow deposits in the last quarter of 2016 and continued to do so in the first half of 2017. The Bank also decreased the level of pledged securities by offering the Insured Cash Sweep, “ICS” product accessed through the Promontory network of financial institutions. This has provided more availability for sales if warranted to fund loan growth.

Liquidity in terms of cash and cash equivalents ended almost $937 thousand higher as of June 30, 2017 than it was at yearend December 31, 2016. A decrease in securities held along with increased deposits funded the $32.7 million increase in net loans since yearend 2016. The largest loan growth occurred in commercial real estate and commercial and industrial portfolios. Agricultural real estate also experienced an increase. The largest decline was in consumer real estate which was due to sales into the secondary market outpacing new originations.

In comparing to the same prior year period, the June 30, 2017 (net of deferred fees) loan balances of $790.8 million accounted for a $60.9 million or 8.3% increase when compared to 2016’s $729.9 million. The year over year improvement was made up of a 17.8% increase in commercial and industrial loans, a 10.3% increase in commercial real estate loans, a 16.2% increase in consumer loans and lastly a combined increase in agricultural related loans (comprised of a 6.3% increase in agricultural real estate loans and 0.4% increase in non-real estate agricultural loans). Consumer real estate loans decreased by 4.8% while Industrial Development Bonds (“IDB’s”) increased 11.2%. The Company credits the growth to a strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio by category as of June 30 for the last three years, net of deferred fees and costs.

	(In Thousands)
	June-17	June-16	June-15
	Amount	Amount	Amount
Consumer Real Estate	$83,903	$88,165	$86,503
Agricultural Real Estate	64,003	60,203	51,469
Agricultural	83,771	83,433	74,352
Commercial Real Estate	394,051	357,243	279,002
Commercial and Industrial	123,058	104,434	95,370
Consumer	35,435	30,485	25,160
Industrial Development Bonds	6,617	5,952	7,452

Total Loans, net	$790,838	$729,915	$619,308

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2016 and 2017. The security portfolio decreased $22.9 million in the first six months 2017 from yearend 2016. The amount of pledged investment securities decreased significantly by $42.7 million as compared to yearend and $104.6 million as compared to June 30, 2016. This was accomplished by utilizing Promontory’s Insured Cash Sweep, “ICS”, product to protect Ohio public fund depositors and commercial sweep customers with FDIC coverage rather than pledge securities. This in turn improves liquidity with the additional option of selling unpledged investment securities. As of June 30, 2017, pledged investment securities totaled $86.7 million. The current portfolio is in a net unrealized loss position of $579 thousand. With the exception of stock, which is shown as other securities, all of the Company’s security portfolio is categorized as “available for sale” and as such is recorded at fair value.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $111.5 million of unsecured borrowing capacity through its correspondent banks.

Overall assets grew just under 1.0% since yearend 2016 and 4.4% since June 30, 2016. The largest growth was in the loan portfolios.

Deposits accounted for the largest growth within liabilities, up 4.2% or $35.3 million since yearend and 9.3% or $74.6 million over June 30, 2016 balances. Core deposits continue to drive the increase which provided the greatest benefit for both lower cost of funds and the opportunity to generate additional noninterest income. Compared to previous year and last quarter, a movement of funds from securities sold under agreement to repurchase into interest bearing NOW accounts occurred due to utilization of the ICS product previously mentioned. Overall, deposits grew $5.0 million since the yearend 2016 and $38.8 million as compared to a year ago June 30, 2016 excluding the movement of funds from the sweep (securities sold under agreement to repurchase) products. This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Time deposits decreased during the first half due to the runoff of short term deposits from the Promontory Network. The Promontory Network has been used by the Bank for many years to provide additional FDIC insurance coverage to the Bank’s depositors having deposits with the Bank in excess of the FDIC’s insurance limits by using Promontory’s CDARS product. When the Bank, as a member of the network, places a customer’s deposit using the CDARS service, the deposit is divided into amounts under the standard FDIC insurance maximum and placed with other Network member banks in exchange for certificates of deposit. This makes the full amount placed by the Bank eligible for FDIC coverage. The Bank used the CDARS product in a reciprocal manner previously and expanded into a “one-way” usage whereby the Bank can place or receive time deposits during the last half of 2016. The time deposits utilized were for six months or less and as they matured and were not replaced.

Shareholder’s equity increased by $5.7 million as of the first half of 2017 compared to yearend 2016, as earnings exceeded dividend declarations. Accumulated other comprehensive loss decreased in loss position $1.6 million which encompassed the shift of $47 thousand from unrealized gain to realized gain with the sale of securities since yearend 2016. Dividends paid for the quarter matched the previous quarter though dividends declared increased 8.7% or 2 cents. Compared to June 30, 2016, shareholders’ equity increased $6.3 million. Record profits during 2016 were offset by a change in accumulated other comprehensive income related to the available for sale securities portfolio from a gain of $1.6 million to a loss position of $382 thousand as of June 30, 2017. Profits are also higher in 2017 than 2016 by $607 thousand.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar 2017, the applicable required capital conservation buffer percentage is 1.25%. The total buffer requirement will increase to 2.5% for calendar year 2019. As of June 30, 2017, the Company and the Bank are both positioned well above the 2019 requirement.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	11.96%
Risk Based Capital Tier I	14.85%
Total Risk Based Capital	15.68%
Stockholders’ Equity/Total Assets	12.40%
Capital Conservation Buffer	7.68%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2017, 2016 and March 31, 2017.

When comparing second quarter 2017 to second quarter 2016, average loan balances grew $57.2 million. This represented a strong 7.9% increase in a one year time period. Interest income on loan balances also experienced an increase of $758 thousand as compared to the same quarter ended June 30, 2016.

In terms of comparison to first quarter 2017, loan interest income was $420 thousand higher in second quarter 2017. The three months of second quarter 2017 had more days at 91 than first quarter had with 90.

The higher levels of loan interest income helped to offset the loss of interest income from the available-for-sale securities portfolio, which decreased in average balances, whether comparing to last quarter or the previous year. The decreased balances were expected as available for sale securities were used as a source of funds for loan growth. The income associated with the security portfolio decreased by $32 thousand in comparison to first quarter 2017and decreased $45 thousand in comparison to the same second quarter 2016. The benefit of the increase in interest income from loans was well above the loss of interest income from the smaller security portfolio.

Overall, interest income for the quarter comparisons was higher for second quarter 2017 by 7.9% or $737 thousand as to second quarter 2016 and higher by 4.1% or $403 thousand as to first quarter 2017.

In terms of annualized yield, for the quarter ended June 30, 2017, it was 4.11% which compares to last quarter’s 3.99% and a year ago second quarter ended June 30, 2016 of 3.99%. The following chart demonstrates the value of increased loan balances in the balance sheet mix, even if offset by lower balances in the securities portfolio. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended June 30, 2017		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2017	June 30, 2016
Loans	$777,649	$9,120	4.69%	4.65%
Taxable Investment Securities	154,395	702	1.82%	1.60%
Tax-exempt Investment Securities	52,673	265	3.05%	3.50%
Fed Funds Sold & Interest Bearing Deposits	14,430	37	1.03%	0.57%

Total Interest Earning Assets	$999,147	$10,124	4.11%	3.99%

Change in Quarter to Date June 30, 2017 Interest Income Compared to June 30, 2016 (In Thousands)

		Due to
Interest Earning Assets:	Change	Volume	Due to Rate
Loans	$758	$672	$86
Taxable Investment Securities	19	(76)	95
Tax-exempt Investment Securities	(64)	(33)	(31)
Fed Funds Sold & Interest Bearing Deposits	24	14	10

Total Interest Earning Assets	$737	$577	$160

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2017. Second quarter 2017 was higher by $206 thousand than second quarter 2016. Since 2016, average interest-bearing deposit balances have increased $64 million and resulted in $213 thousand more in interest expense for the most recent quarter. Additionally, interest expense on Fed Funds Purchased, Securities Sold Under Agreement to Repurchase and FHLB borrowings were down $7 thousand in the second quarter 2017 over the same time frame in 2016.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Quarter to Date Ended June 30, 2017		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	June 30, 2017	June 30, 2016
Savings Deposits	$511,074	$574	0.45%	0.41%
Other Time Deposits	185,291	524	1.13%	0.91%
Other Borrowed Money	10,000	37	1.48%	1.44%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	31,308	118	1.51%	0.72%

Total Interest Bearing Liabilities	$737,673	$1,253	0.68%	0.58%

Change in Quarter to Date June 30, 2017 Interest Expense Compared to June 30, 2016 (In Thousands)

		Due to
Interest Bearing Liabilities:	Change	Volume	Due to Rate
Savings Deposits	$124	$77	$47
Other Time Deposits	89	(15)	104
Other Borrowed Money	1	—	1
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	(8)	(147)	139

Total Interest Bearing Liabilities	$206	$(85)	$291

Overall, net interest spread for the second quarter 2017 is higher than last year and up from last quarter. As the chart below illustrates, higher yields on interest and dividend income did offset the higher interest expense in the most recent quarter when comparing to the same period a year ago or to the previous quarter. Interest expense for the quarter as compared to last quarter increased by $74 thousand, some of which can be attributed to a higher number of days in the current quarter compared to the last quarter.

First quarter 2017 recorded an asset yield of 3.99% for the quarter with cost of funds at 0.65%. Net interest spread and margin for first quarter 2017 were lower at 3.34% and 3.51% respectively as compared to current quarter shown below.

	6/30/2017	6/30/2016	3/31/2017
Interest/Dividend income/yield	4.11%	3.99%	3.99%
Interest Expense / yield	0.68%	0.58%	0.65%

Net Interest Spread	3.43%	3.41%	3.34%

Net Interest Margin	3.61%	3.56%	3.51%

Net interest income was up $531 thousand for the second quarter 2017 over the same time frame in 2016 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned. There has also been a $329 thousand increase in net interest income over first quarter 2017. As the new loans added in 2016 and 2017 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.

The discussion will now be separated into two distinct quarter discussions – second quarter comparisons and the two most recent quarter comparisons.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Comparison of Noninterest Results of Operations – Second Quarter 2017 to Second Quarter 2016

Provision Expense

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer and consumer real estate loan portfolio accounted for the largest component of charge-offs and recoveries for second quarter of 2017 and 2016. As was mentioned in previous discussion, the commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $314 thousand lower for the second quarter 2017 as compared to the same quarter 2016. Management continues to monitor asset quality, making adjustments to the provision as necessary. Loan charge-offs were $121 thousand higher in second quarter 2016 than the same quarter 2017, recoveries were higher by $7 thousand. Combined net charge-offs were $114 thousand lower in second quarter 2017 than same time period 2016. Past due loans decreased $350 thousand from June 30, 2017 as compared to June 30, 2016, the bulk of which came from the consumer real estate and commercial real estate portfolio but was in the 60-89 days and over 90 days buckets.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended June 30, 2017, 2016, and 2015.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	In Thousands
	Three Months Ended June-17	Three Months Ended June-16	Three Months Ended June-15
Loans, net	$790,838	$729,915	$619,308

Daily average of outstanding loans	$777,649	$720,408	$616,998

Allowance for Loan Losses-Apr 1	$6,850	$6,285	$5,977
Loans Charged off:
Consumer Real Estate	—	63	—
Agriculture Real Estate	—	—	—
Agricultural	—	18	—
Commercial Real Estate	—	—	85
Commercial and Industrial	—	—	389
Consumer	53	93	55

	53	174	529

Loan Recoveries:
Consumer Real Estate	2	19	25
Agriculture Real Estate	—	—	—
Agricultural	1	1	2
Commercial Real Estate	5	3	201
Commercial and Industrial	3	3	17
Consumer	25	17	51

	36	43	296

Net Charge Offs	17	131	233
Provision for loan loss	25	339	183
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - Jun 30	6,858	6,493	5,927
Allowance for Unfunded Loan Commitments & Letters of Credit Jun 30	219	219	201

Total Allowance for Credit Losses - Jun 30	$7,077	$6,712	$6,128

Ratio of net charge-offs to average Loans outstanding	0.00%	0.02%	0.04%

Ratio of the Allowance for Loan Loss to Nonperforming Loans*	502.23%	424.86%	193.50%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

Loans classified as nonaccrual were lower as of June 30, 2017 at $1.4 million compared to $1.5 million as of June 30, 2016.

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

The following table presents the balances for allowance of loan losses by loan type for six months ended June 30, 2017 and June 30, 2016.

	(In Thousands)		(In Thousands)
	June-2017		June-2016
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$250	10.64	$413	12.45
Agricultural Real Estate	253	8.24	229	8.41
Agricultural	596	10.57	591	11.03
Commercial Real Estate	3,076	49.72	2,717	48.69
Commercial and Industrial	1,352	16.36	1,215	15.46
Consumer	407	4.47	365	3.96
Unallocated	924	0.00	963	0.00

Allowance for Loan & Lease Losses	6,858		6,493
Off Balance Sheet Commitments	219		219

Total Allowance for Credit Losses	$7,077		$6,712

Noninterest Income

Noninterest income was down $111 thousand for the second quarter 2017 over the same time frame in 2016. The Company has seen an increase in its mortgage production volume; however, the gain on the sale of these loans was $16 thousand lower for the second quarter 2017 over the same period in 2016. Loan originations on loans held for sale for the second quarter 2017 were $15.8 million with proceeds from sale at $15.4 million for 2017 which exceeded 2016’s second quarter activity of $15.5 million in originations and $14.8 million in sales. The net result of the activity was 2017 had $16 thousand less revenue on gain of sale on the quarter. The Company was able to better take advantage of market fluctuations in its available-for-sale portfolio and sales on securities in second quarter 2016 than second quarter 2017. The gain was $327 thousand lower in the most recent quarter than the same quarter prior year. The next largest fluctuation in noninterest income was in the combined service fee lines, which was $232 thousand higher than the same quarter last year.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For the second quarter of 2017, mortgage servicing rights caused a net $21 thousand in income, in comparison to $35 thousand for the second quarter of 2016. The lower capitalized additions for 2017 are attributed to a lower mortgage servicing rights value being applied to the originations in 2017 as compared to 2016. For loans of 15 years and less, the value was .712% in the second quarter 2017 versus .821% in second quarter 2016. For loans over 15 years, the value was 1.001% versus 1.026% for the same periods respectively. The carrying value is well below the market value of $3.2 million which indicates any large expense to fund the valuation allowance to be unlikely in 2017.

	(In Thousands)
	2017	2016
Beginning Balance, January 1	$2,192	$2,056
Capitalized Additions	219	275
Amortization	(181)	(188)

Ending Balance, June 30	2,230	2,143
Valuation Allowance	—	—

Mortgage Servicing Rights, net June 30	$2,230	$2,143

Noninterest Expense

For the second quarter 2017, noninterest expenses were $441 thousand higher than for the same quarter in 2016. Salaries, wages, and employee benefits increased $365 thousand, with the addition of the Huntertown and Bowling Green offices, and normal merit increases. Data processing charges decreased $53 thousand for second quarter 2017 compared to the second quarter 2016. Two reasons for the improvement was the negotiation of an extended contract with our core processor and 2016 had the additional cost of upgrading Bank customer debit cards to incorporate EMV chip card technology. Both already better align with our future strategies while controlling costs.

Results overall, net income in the second quarter of 2017 was up $249 thousand as compared to the same quarter last year. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion and doing business in a less than robust economy.

Comparison of Noninterest Results of Operations – Second Quarter 2017 to First Quarter 2017

Provision Expense

Total provision for loan losses was $48 thousand lower for second quarter 2017 than for first quarter 2017. Loan growth continued in the second quarter, in addition to strong asset quality. The strong asset quality and low net charge-offs offset any need for additional provision above the $25 thousand that was expensed.

Noninterest Income

Since the first quarter 2017, past due loans have decreased by $1.4 million. Though, net charge-offs were higher at $17 thousand for second quarter 2017 compared to first quarter 2017’s $7 thousand.

Noninterest income for the second quarter 2017 was above the first quarter by $189 thousand. The increase is attributed almost entirely to the total services fees and charges. The increased number of business days in the second quarter 2017 as compared to first quarter 2017, provided more opportunity to transact business and generate noninterest income.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Noninterest Expense

For the second quarter 2017, noninterest expenses were only $27 thousand higher than in first quarter 2017. Mortgage servicing rights amortization was $13 thousand higher than last quarter. In addition, a loss on sale of other assets owned was $14 thousand for the quarter which consisted of a loss on sale of OREO property in the amount of $28 thousand and a gain on the sale of fixed assets in the amount of $14 thousand. Salaries and wages increased by $136 thousand from the previous quarter while employee benefits decreased by $139 thousand over the previous quarter.

Net occupancy expenses decreased from the previous quarter by $39 thousand. The decrease is primarily attributed to the increase in brokerage commission of $55 thousand over first quarter 2017. Of the $19 thousand increase for furniture and fixture expenses over the first quarter, $18 thousand was for maintenance contracts.

General and administrative was up by $27 thousand over first quarter. As the amount is not large, it is made up of many varying activities of which no single one is notable.

Net Income

Overall, net income for the second quarter of 2017 was higher by $384 thousand as compared to the first quarter of 2017. The first quarter of the year has a tendency to lack. This is unchanged from last year. The Company has done an exceptional job of growing loans while keeping past dues low. The growth in loans has spurred the large increase in net interest income that has flowed through to the bottom line. The opening of the new offices may create a slight drag in the short run; however, the Company remains focused on the long term.

The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

Comparison of Results of Operation for year to date ended June 30, 2017 and 2016

Interest Income

Higher loan balances created the improvement in the interest income for the first half 2017 as compared to first half 2016. Interest income rose 7.9% or $1.5 million while interest income from loans accounted for the majority of the increase. Offsetting the improvement from loans was a decrease in securities income of $33 thousand. The change in the balance sheet mix along with the loan growth caused the asset yield to improve by 7 basis points to 4.05% for the first half 2017 compared to first half 2016’s 3.98%.

With each quarter of 2017, the loan growth contributes to the continued improvement in asset yield. The growth factor contribution is shown in the charts which follow. Improvement in loan interest income far outweighs the loss for investments decreasing.

The average interest earning asset base was $53.6 million higher in first half 2017 than for first half 2016, an increase of approximately 5.7%.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended 6/30/2017		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/ Dividends	June 30, 2017	June 30, 2016
Loans	$769,931	$17,820	4.63%	4.64%
Taxable Investment Securities	159,958	1,427	1.78%	1.60%
Tax-exempt Investment Securities	53,151	539	3.07%	3.47%
Fed Funds Sold & Interest Bearing Deposits	12,314	59	0.96%	0.51%

Total Interest Earning Assets	$995,354	$19,845	4.05%	3.98%

Change in Year to Date June 30, 2017 Interest Income Compared to June 30, 2016 (In Thousands)

		Due to
Interest Earning Assets:	Change	Volume	Due to Rate
Loans	$1,452	$1,469	$(17)
Taxable Investment Securities	74	(84)	158
Tax-exempt Investment Securities	(107)	(51)	(56)
Fed Funds Sold & Interest Bearing Deposits	35	14	21

Total Interest Earning Assets	$1,454	$1,348	$106

Interest Expense

Interest expense was also higher for first half 2017 compared to first half 2016. At $2.4 million, first half 2017 was up $389 thousand as compared to same time period 2016 or 19.1%

The average balance of interest-bearing liabilities was higher by $34.3 million in 2017 than first half 2016. Interest bearing deposits increased $71.4 million while Fed Funds sold and securities sold under agreement to repurchase decreased by $37.1 million. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 8 basis points increase in the cost of funds at 0.66% for first half 2017 as compared to 2016’s 0.58%. The cost decreased during second quarter as compared to first quarter’s 2017 rate.

The Federal Funds and prime rate increases of 25 basis points in December 2015, December 2016, March and June 2017 has only had a marginal effect on the Bank’s pricing methodologies. Loans with variable rates and floors have had the rates begin to increase over the floors with the 100 basis points increase in prime rate over the last 18 months. This should be evident in the third quarter chart relating to the change report due to volume and rate. On the liability side, the slow pace of the rate increases has placed more pressure on the short term funds. Competition for public funds had caused those short term deposits to price higher. This is evidenced in the change chart as the increase cost is driven more by rate than volume.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Year to Date Ended June 30, 2017		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/ Dividends	June 30, 2017	June 30, 2016
Savings Deposits	$503,137	$1,065	0.42%	0.40%
Other Time Deposits	189,540	1,063	1.12%	0.94%
Other Borrowed Money	10,000	73	1.46%	1.46%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	31,358	231	1.47%	0.67%

Total Interest Bearing Liabilities	$734,035	$2,432	0.66%	0.58%

Change in Year to Date June 30, 2017 Interest Expense Compared to June 30, 2016 (In Thousands)

		Due to
Interest Bearing Liabilities:	Change	Volume	Due to Rate
Savings Deposits	$205	$146	$59
Other Time Deposits	184	13	171
Other Borrowed Money	—	—	—
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	—	(273)	273

Total Interest Bearing Liabilities	$389	$(114)	$503

Net Interest Income

Overall, net interest spread and net interest margin figures for the first half 2017 are down from 2016 by one basis point and up seven basis points from 2015. Net interest margin for the first half of 2017 is higher than the same period 2016 and 2015. As the chart below illustrates, both higher yields on interest and dividend income, were offset by higher interest expense resulting in total net interest margin up 3 basis points since the first half of 2016 and over first half 2015 by 11 basis points.

	6/30/2017	6/30/2016	6/30/2015
Interest/Dividend income/yield	4.05%	3.98%	3.85%
Interest Expense / yield	0.66%	0.58%	0.53%

Net Interest Spread	3.39%	3.40%	3.32%

Net Interest Margin	3.56%	3.55%	3.45%

Net interest income was up $1.1 million in the first half 2017 over the same time frame in 2016 due to the increase in loan income even with higher interest expense, as previously mentioned. New loans added in 2016 and 2017 will continue to generate more income; the benefits of the Company’s strategy of repositioning the balance sheet will continue to grow.

Comparison of Noninterest Results of Operations – First Half 2017 to First Half 2017

Provision Expense

Total provision for loan losses was $518 thousand lower for six months 2017 than for the first six months 2016. While loan growth continued in the first half, strong asset quality continued also. The strong asset quality and lower net charge-offs offset any need for additional provision above the $98 thousand that was expensed.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Six Months Ended	Six Months Ended	Six Months Ended
	June-17	June-16	June-15
Loans, net	$790,838	$729,915	$619,308

Daily average of outstanding loans	$769,931	$706,523	$613,915

Allowance for Loan & Lease Losses—January 1	$6,784	$6,057	$5,905
Loans Charged off:
Consumer Real Estate	—	64	—
Agricultural Real Estate	—	—	—
Agricultural	—	18	—
Commercial Real Estate	—	3	85
Commercial and Industrial	—	20	390
Consumer	97	153	146

	97	258	621

Loan Recoveries
Consumer Real Estate	13	21	27
Agricultural Real Estate	—	—	—
Agricultural	2	5	3
Commercial Real Estate	7	5	202
Commercial and Industrial	6	5	23
Consumer	45	42	91

	73	78	346

Net Charge Offs	24	180	275
Provision for loan loss	98	616	297

Allowance for Loan & Lease Losses—June 30	$6,858	$6,493	$5,927
Allowance for Unfunded Loan Commitments & Letters of Credit—June 30	219	219	201

Total Allowance for Credit Losses—June 30	$7,077	$6,712	$6,128

Ratio of net charge-offs to average Loans outstanding	0.00%	0.01%	0.04%

Ratio of Allowance for Loan Loss to Nonperforming Loans	502.23%	424.86%	193.53%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Noninterest Income

In comparing past due balances of loans 30+ days, June 30, 2017 balances were $349.4 thousand lower than Jun 30, 2016 balances. Net charge-offs were also lower at $24 thousand for first half 2017 compared to first half 2016’s $180 thousand.

Noninterest income for the first six months 2017 also was below the first half by $197 thousand. The increased number of business days in 2016 as compared to first half 2017, provided more opportunity to transact business and generate noninterest income. All line items in first half 2017 were higher than first half 2016 with the only decrease in gain on available for sale securities by $409 thousand which overshadowed the other improvements in 2017 noninterest income numbers.

Noninterest Expense

Through the first half 2017, noninterest expenses were $526 thousand higher than in first half 2016. The effect of an increase of $458 thousand in salaries and wages was combined with an increase of $128 thousand in employee benefits. Two offices were added in 2016 whose expenses were only partially impacting 2016 and fully impacting 2017 salaries and wages, medical benefits. Higher profit levels are also driving higher incentive accruals for 2017. The other portion of 2017’s increase in employee benefits was derived from higher costs related to medical claims for the period

Data processing fees were $153 thousand lower than last year due to seven year contract extension signed in the third quarter of 2016. It has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. We have already added additional products in 2017, mainly focused on mobile services and business deposit accounts.

The next largest decrease for 2017 was in the FDIC assessment. This line item on the income statement was down by $77 thousand over first half 2016. Improved FDIC funding and asset quality of the Bank aided to keep this expense below 2016 levels.

Net Income

Overall, net income through the first half of 2017 was up $607 thousand as compared to the first half of 2016. The Company continues to grow loans while keeping past dues low. The growth in loans has spurred the increase in net interest income that has flowed through to the bottom line. The asset quality has kept loan provision down as the allowance for loan loss remains adequate for the level of credit risk. The opening of the new offices has hampered earnings in the short term; however, the Company remains focused on the long term.

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

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD LOOKING STATEMENTS (Continued)

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

	% Change				% Change
Net Interest	to	Rate	Rate	Cumulative	to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
2.94%	-6.32%	Rising	3.00%	30,520	-2.19%
2.98%	-4.82%	Rising	2.00%	30,575	-2.02%
3.08%	-1.78%	Rising	1.00%	30,980	-0.72%
3.14%	0.00%	Flat	0.00%	31,204	0.00%
3.43%	9.32%	Falling	-1.00%	33,067	5.97%
3.25%	3.61%	Falling	-2.00%	31,723	1.66%
3.06%	-2.57%	Falling	-3.00%	30,299	-2.90%

The net interest margin represents the forecasted twelve month margin. The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months and over a 24 month time frame. It also shows the effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen the term of some of the Bank’s fixed rate liabilities or sources of funds to decrease the exposure to a rising rate environment. Of course, customer desires also impact the Bank’s ability to attract longer term deposits. Currently, the majority of customers look for terms of twelve months and under while the Bank would prefer 24 months and longer. Some movement into the longer term time deposits has occurred. Compared to five years ago, what the Bank has experienced over the years is a decrease in the time balances of our deposit portfolio, therefore a loss of term funding.

The shock chart currently shows a slight tightening in net interest margin over the next twelve months in an increasing rate environment with an even lower tightening in a falling rate environment beginning at the 300 basis point shock level. With the Federal Reserve having raised its rates, the Company has room for widening should rates fall 1%. Cost of funds are below 0.70% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment only shows minor improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as

ITEM 3	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2017 (1).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2017 to 4/30/2017	—	—	—	200,000
5/1/2017 to 5/31/2017	—	—	—	200,000
6/1/2017 to 6/30/2017	—	—	—	200,000

Total	—	—	—	200,000

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 20, 2017. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 20, 2017 and December 31, 2017.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	CONTROLS AND PROCEDURES (Continued)

PART II	OTHER INFORMATION (Continued)

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 27, 2016)

3.2	Amended and Restated Code of Regulations of the Registrant.

31.1	Rule 13-a-14(a) Certification - CEO

31.2	Rule 13-a-14(a) Certification - CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schem Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: July 26, 2017	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: July 26, 2017	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO