Form 10-Q
period 2017-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2017-10-25
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-38084

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	9,266,676
Class	Outstanding as of October 25, 2017

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Condensed Consolidated Balance Sheets (in thousands of dollars)
	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$48,313	$27,348
Federal funds sold	791	974

Total cash and cash equivalents	49,104	28,322
Interest-bearing time deposits	2,541	1,915
Securities - available-for-sale	192,811	218,527
Other securities, at cost	3,717	3,717
Loans held for sale	2,147	2,055
Loans, net	788,335	751,310
Premises and equipment	21,473	21,457
Goodwill	4,074	4,074
Mortgage servicing rights	2,264	2,192
Other real estate owned	615	774
Bank owned life insurance	14,446	14,376
Other assets	8,628	7,176

Total Assets	$1,090,155	$1,055,895

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$189,963	$186,390
Interest-bearing
NOW accounts	294,911	230,446
Savings	224,911	226,537
Time	193,581	198,830

Total deposits	903,366	842,203
Federal Funds purchased and securities sold under agreements to repurchase	35,550	70,324
Federal Home Loan Bank (FHLB) advances	10,000	10,000
Dividend payable	1,193	1,053
Accrued expenses and other liabilities	7,157	6,738

Total liabilities	957,266	930,318

Commitments and Contingencies
Stockholders’ Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 10,400,000 shares 9/30/17 and 12/31/16 (1)	11,388	11,947
Treasury Stock - 1,133,324 shares 9/30/17, 1,158,250 shares 12/31/16 (1)	(12,126)	(12,267)
Retained earnings	134,320	127,869
Accumulated other comprehensive loss	(693)	(1,972)

Total stockholders’ equity	132,889	125,577

Total Liabilities and Stockholders’ Equity	$1,090,155	$1,055,895

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2016, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(Unaudited)

(in thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest Income
Loans, including fees	$9,547	$8,629	$27,367	$24,997
Debt securities:
U.S. Treasury and government agencies	605	559	1,870	1,734
Municipalities	290	344	905	1,093
Dividends	49	36	135	111
Federal funds sold	7	7	10	9
Other	37	15	93	37

Total interest income	10,535	9,590	30,380	27,981
Interest Expense
Deposits	1,161	947	3,289	2,686
Federal funds purchased and securities sold under agreements to repurchase	135	115	366	346
Borrowed funds	37	37	110	110

Total interest expense	1,333	1,099	3,765	3,142

Net Interest Income - Before Provision for Loan Losses	9,202	8,491	26,615	24,839
Provision for Loan Losses	99	308	197	924

Net Interest Income After Provision For Loan Losses	9,103	8,183	26,418	23,915
Noninterest Income
Customer service fees	1,320	1,711	4,131	4,497
Other service charges and fees	1,134	941	3,214	2,850
Net gain on sale of loans	181	216	600	619
Net gain on sale of available for sale securities	—	47	47	503

Total noninterest income	2,635	2,915	7,992	8,469
Noninterest Expense
Salaries and Wages	3,236	2,981	9,374	8,661
Employee benefits	943	849	2,648	2,426
Net occupancy expense	434	359	1,221	1,083
Furniture and equipment	493	438	1,456	1,293
Data processing	300	360	919	1,132
Franchise taxes	226	219	676	658
Net (gain) loss on sale of other assets owned	13	(6)	27	39
FDIC Assessment	82	126	247	368
Mortgage servicing rights amortization	85	123	266	311
Other general and administrative	1,545	1,473	4,692	4,594

Total other operating expenses	7,357	6,922	21,526	20,565

Income Before Income Taxes	4,381	4,176	12,884	11,819
Income Taxes	1,159	1,161	3,600	3,349

Net Income	3,222	3,015	9,284	8,470

Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available for sale securities	(472)	58	1,984	2,652
Reclassification adjustment for gain on sale of available for sale securities	—	(47)	(47)	(503)

Net unrealized gain (loss) on available for sale securities	(472)	11	1,937	2,149
Tax expense (benefit)	(160)	4	659	731

Other comprehensive income (loss)	(312)	7	1,278	1,418
Comprehensive Income	$2,910	$3,022	$10,562	$9,888

Earnings Per Share - Basic and Diluted (1)	$0.35	$0.33	$1.00	$0.92

Dividends Declared (1)	$0.13	$0.12	$0.37	$0.34

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net income	$9,284	$8,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,426	1,112
Amortization on available for sale securities, net	843	833
Amortization of servicing rights	266	311
Amortization of core deposit intangible	203	242
Compensation expense related to stock awards	346	297
Provision for loan loss	197	924
Gain on sale of loans held for sale	(600)	(619)
Originations of loans held for sale	(42,601)	(44,296)
Proceeds from sale of loans held for sale	44,574	44,119
Loss on sale of other assets owned	27	39
Gain on sales of securities available for sale	(47)	(503)
Change in other assets and other liabilities, net	(1,667)	(1,300)

Net cash provided by operating activities	12,251	9,629

Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	16,682	22,910
Sales	13,562	45,418
Purchases	(3,387)	(55,863)
Change in interest-bearing time deposits	(626)	(1,915)
Proceeds from sales of other assets owned	17	20
Additions to premises and equipment	(1,459)	(1,901)
Loan originations and principal collections, net	(39,195)	(52,996)

Net cash used in investing activities	(14,406)	(44,327)

Cash Flows from Financing Activities
Net change in deposits	61,163	66,762
Net change in federal funds purchased and securities sold under agreements to repurchase	(34,774)	(19,328)
Purchase of Treasury Stock	(202)	(194)
Cash dividends paid on common stock	(3,250)	(3,062)

Net cash provided by financing activities	22,937	44,178

Net Increase in Cash and Cash Equivalents	20,782	9,480

Cash and cash equivalents - Beginning of year	28,322	22,018

Cash and cash equivalents - End of period	$49,104	$31,498

Supplemental Information
Cash paid during the year for:
Interest	$3,735	$3,098

Income taxes	$3,802	$3,810

Noncash investing activities:
Transfer of loans to other real estate owned	$—	$376

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that are expected for the year ended December 31, 2017. The condensed consolidated balance sheet of the Company as of December 31, 2016, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

NOTE 2 ASSET PURCHASES

The Company recognized core deposit intangible assets of $1.09 million with the purchase of the Hicksville office on July 9, 2010. These were amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis.

An office was purchased on December 13, 2013 in Custar, Ohio. Core deposit intangible assets of $1.17 million were recognized and are being amortized over its remaining economic useful life of the deposits of 7 years on a straight line basis.

The amortization expense for the year ended December 31, 2016 was $323 thousand. Of the $245 thousand to be expensed in 2017, $203 thousand has been expensed for the nine months ended September 30, 2017.

	(In Thousands)
	Hicksville	Custar	Total
2017	$78	$167	$245
2018	—	167	167
2019	—	167	167
2020	—	161	161

	$78	$662	$740

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2017 and December 31, 2016, follows:

	(In Thousands)
	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$15,790	$—	$(114)	$15,676
U.S. Government agencies	79,224	—	(1,064)	78,160
Mortgage-backed securities	42,409	142	(561)	41,990
State and local governments	56,438	779	(232)	56,985

Total available-for-sale securities	$193,861	$921	$(1,971)	$192,811

	(In Thousands)
	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$24,920	$1	$(146)	$24,775
U.S. Government agencies	84,266	3	(1,795)	82,474
Mortgage-backed securities	49,155	185	(879)	48,461
State and local governments	63,173	634	(990)	62,817

Total available-for-sale securities	$221,514	$823	$(3,810)	$218,527

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

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2017
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(114)	$15,676	$—	$—
U.S. Government agencies	(554)	62,910	(510)	15,251
Mortgage-backed securities	(288)	22,344	(273)	10,360
State and local governments	(130)	8,776	(102)	6,032

Total available-for-sale securities	$(1,086)	$109,706	$(885)	$31,643

	(In Thousands)
	December 31, 2016
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(146)	$15,745	$—	$—
U.S. Government agencies	(1,795)	77,471	—	—
Mortgage-backed securities	(879)	36,474	—	—
State and local governments	(983)	37,540	(7)	526

Total available-for-sale securities	$(3,803)	$167,230	$(7)	$526

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

Below are the gross realized gains and losses for the three and nine months ended September 30.

	Three Months (In Thousands)		Nine Months (In Thousands)
	2017	2016	2017	2016
Gross realized gains	$—	$47	$58	$514
Gross realized losses	—	—	(11)	(11)

Net realized gains	$—	$47	$47	$503

Tax expense related to net realized gains	$—	$16	$16	$171

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

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$9,014	$9,017
After one year through five years	88,228	88,088
After five years through ten years	50,404	49,979
After ten years	3,806	3,737

Total	$151,452	$150,821
Mortgage-backed securities	42,409	41,990

Total	$193,861	$192,811

Investments with a carrying value of $84.5 million and $129.4 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of September 30, 2017 and December 31, 2016.

NOTE 4 LOANS

Loan balances as of September 30, 2017 and December 31, 2016:

	(In Thousands)
Loans:	September 30, 2017	December 31, 2016
Consumer Real Estate	$84,283	$86,234
Agricultural Real Estate	63,603	62,375
Agricultural	87,095	84,563
Commercial Real Estate	394,481	377,481
Commercial and Industrial	124,078	109,256
Consumer	35,843	33,179
Industrial Development Bonds	6,555	5,732

	795,938	758,820
Less: Net deferred loan fees and costs	(733)	(726)

	795,205	758,094
Less: Allowance for loan losses	(6,870)	(6,784)

Loans – Net	$788,335	$751,310

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following is a contractual maturity schedule by major category of loans as of September 30, 2017:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer Real Estate	$2,153	$14,237	$67,893
Agricultural Real Estate	401	5,495	57,707
Agricultural	51,979	25,915	9,201
Commercial Real Estate	10,875	120,924	262,682
Commercial and Industrial	68,139	34,860	21,079
Consumer	5,077	23,025	7,741
Industrial Development Bonds	831	85	5,639

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2017:

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer Real Estate	$47,662	$36,621
Agricultural Real Estate	46,557	17,046
Agricultural	35,708	51,387
Commercial Real Estate	266,316	128,165
Commercial and Industrial	58,560	65,518
Consumer	31,554	4,289
Industrial Development Bonds	6,555	—

As of September 30, 2017 and December 31, 2016 one to four family residential mortgage loans amounting to $17.7 and $17.9 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of September 30, 2017 and December 31, 2016, net of deferred loan fees and costs:

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$532	$0	$505	$1,037	$82,838	$83,875	$—
Agricultural Real Estate	104	—	101	205	63,366	63,571	—
Agricultural	—	2	124	126	87,113	87,239	—
Commercial Real Estate	—	—	98	98	393,815	393,913	—
Commercial and Industrial	—	—	—	—	130,720	130,720	—
Consumer	37	8	—	45	35,842	35,887	—

Total	$673	$10	$828	$1,511	$793,694	$795,205	$0

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$882	$15	$507	$1,404	$84,469	$85,873	$—
Agricultural Real Estate	12	—	132	144	62,192	62,336	—
Agricultural	101	—	—	101	84,591	84,692	—
Commercial Real Estate	60	—	—	60	376,827	376,887	—
Commercial and Industrial	—	—	—	—	115,093	115,093	—
Consumer	29	6	—	35	33,178	33,213	—

Total	$1,084	$21	$639	$1,744	$756,350	$758,094	$0

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2017 and December 31, 2016:

	(In Thousands)
	September 30, 2017	December 31, 2016
Consumer Real Estate	$1,176	$1,091
Agricultural Real Estate	101	132
Agricultural	193	—
Commercial Real Estate	98	—
Commercial & Industrial	152	161
Consumer	9	—

Total	$1,729	$1,384

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

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of September 30, 2017 and December 31, 2016:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
September 30, 2017
1-2	$3,973	$5,316	$1,639	$10,166	$—
3	14,762	31,796	26,253	15,037	3,568
4	43,491	49,712	349,120	96,923	2,987
5	1,124	254	10,686	1,379	—
6	221	161	6,215	547	—
7	—	—	—	113	—
8	—	—	—	—	—

Total	$63,571	$87,239	$393,913	$124,165	$6,555

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2016
1-2	$4,399	$7,334	$677	$10,060	$—
3	16,660	31,397	27,858	14,064	2,640
4	39,808	44,560	333,523	83,100	3,092
5	1,209	1,234	8,321	1,379	—
6	260	167	6,508	641	—
7	—	—	—	117	—
8	—	—	—	—	—

Total	$62,336	$84,692	$376,887	$109,361	$5,732

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2017 and December 31, 2016.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	September 30, 2017	December 31, 2016
Grade
Pass	$83,471	$85,322
Special Mention (5)	—	25
Substandard (6)	320	368
Doubtful (7)	84	158

Total	$83,875	$85,873

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Performing	$3,845	$4,061	$32,013	$29,120
Nonperforming	1	—	28	32

Total	$3,846	$4,061	$32,041	$29,152

Information about impaired loans as of September 30, 2017, December 31, 2016 and September 30, 2016 are as follows:

	(In Thousands)
	September 30, 2017	December 31, 2016	September 30, 2016
Impaired loans without a valuation allowance	$1,294	$1,141	$515
Impaired loans with a valuation allowance	685	711	891

Total impaired loans	$1,979	$1,852	$1,406

Valuation allowance related to impaired loans	$123	$135	$125

Total non-accrual loans	$1,729	$1,384	$1,132

Total loans past-due ninety days or more and still accruing	$—	$—	$—
Quarter ended average investment in impaired loans	$1,804	$1,684	$1,499
Year to date average investment in impaired loans	$1,793	$1,802	$1,843

No additional funds are committed to be advanced in connection with impaired loans.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Bank had approximately $540 thousand of its impaired loans classified as troubled debt restructured (TDR) as of September 30, 2017, $557 thousand as of December 31, 2016 and $562 thousand as of September 30, 2016. During the year to date 2017, there were no new loans considered TDR.

The following table represents three and nine months ended September 30, 2017.

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Nine Months	Number of	Modification	Modification
September 30, 2017	Contracts	Outstanding	Outstanding	September 30, 2017	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment	Troubled Debt Restructurings	Last 9 Months	Investment	Investment
None	—	$—	$—	None	—	$—	$—

The following table represents three and nine months ended September 30, 2016.

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Nine Months	Number of	Modification	Modification
September 30, 2016	Contracts	Outstanding	Outstanding	September 30, 2016	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last 3 Months	Investment	Investment	Troubled Debt Restructurings	Last 9 Months	Investment	Investment
Consumer Real Estate	—	$—	$—	Consumer Real Estate	1	$138	$138

For the three and nine month period ended September 30, 2017 and 2016, there were no TDRs that subsequently defaulted after modification.

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

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for three months ended September 30, 2017 and September 30, 2016.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended September 30, 2017		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$928	$928	$—	$926	$8	$5
Agricultural Real Estate	205	205	—	136	—	—
Agricultural	161	161	—	54	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	84	84	25	85	—	—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	488	488	67	489	5	—
Commercial and Industrial	113	113	31	114	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$1,012	$1,012	$25	$1,011	$8	$5

Agricultural Real Estate	$205	$205	$—	$136	$—	$—

Agricultural	$161	$161	$—	$54	$—	$—

Commercial Real Estate	$488	$488	$67	$489	$5	$—

Commercial and Industrial	$113	$113	$31	$114	$—	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended September 30, 2016		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$383	$383	$—	$51	$—	$—
Agricultural Real Estate	132	132	—	132	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	345	4	4
Commercial and Industrial	—	—	—	446	6	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	329	329	35	377	4	1
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	444	444	68	30	—	—
Commercial and Industrial	118	118	22	118	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$712	$712	$35	$428	$4	$1

Agricultural Real Estate	$132	$132	$—	$132	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$444	$444	$68	$375	$4	$4

Commercial and Industrial	$118	$118	$22	$564	$6	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for nine months ended September 30, 2017 and September 30, 2016.

	(In Thousands)
						YTD
				YTD	YTD	Interest
Nine Months Ended September 30, 2017		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$928	$928	$—	$959	$25	$17
Agricultural Real Estate	205	205	—	119	—	—
Agricultural	161	161	—	18	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	84	84	25	89	—	—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	488	488	67	493	17	2
Commercial and Industrial	113	113	31	115	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$1,012	$1,012	$25	$1,048	$25	$17

Agricultural Real Estate	$205	$205	$—	$119	$—	$—

Agricultural	$161	$161	$—	$18	$—	$—

Commercial Real Estate	$488	$488	$67	$493	$17	$2

Commercial and Industrial	$113	$113	$31	$115	$—	$—

Consumer	$—	$—	$—	$—	$—	$—

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Nine Months Ended September 30, 2016		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$383	$383	$—	$78	$1	$1
Agricultural Real Estate	132	132	—	152	1	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	367	17	16
Commercial and Industrial	—	—	—	450	18	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	329	329	35	387	11	7
Agricultural Real Estate	—	—	—	13	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	444	444	68	254	—	—
Commercial and Industrial	118	118	22	142	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$712	$712	$35	$465	$12	$8

Agricultural Real Estate	$132	$132	$—	$165	$1	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$444	$444	$68	$621	$17	$16

Commercial and Industrial	$118	$118	$22	$592	$18	$—

Consumer	$—	$—	$—	$—	$—	$—

As of September 30, 2017, the Company had $25 thousand of foreclosed residential real estate property obtained by physical possession and $59 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of September 30, 2016, the Company had $808 thousand of foreclosed residential real estate property obtained by physical possession and $211 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,784	$6,057
Provision for loan loss	197	1,121
Loans charged off	(208)	(550)
Recoveries	97	156

Allowance for Loan & Lease Losses	$6,870	$6,784

Allowance for Unfunded Loan Commitments & Letters of Credit	$228	$217

Total Allowance for Credit Losses	$7,098	$7,001

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended September 30, 2017 and September 30, 2016 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$250	$253	$596	$3,076	$1,352	$407	$219	$924	$7,077
Charge Offs	—	—	—	(19)	—	(92)	—	—	(111)
Recoveries	—	—	—	4	2	18	—	—	24
Provision (Credit)	26	(5)	17	56	38	90	—	(123)	99
Other Non-interest expense related to unfunded	—	—	—	—	—	—	9	—	9

Ending Balance	$276	$248	$613	$3,117	$1,392	$423	$228	$801	$7,098

Ending balance: individually evaluated for impairment	$25	$—	$—	$67	$31	$—	$—	$—	$123

Ending balance: collectively evaluated for impairment	$251	$248	$613	$3,050	$1,361	$423	$228	$801	$6,975

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCING RECEIVABLES:
Ending balance	$83,875	$63,571	$87,239	$393,913	$130,720	$35,887	$—	$—	$795,205

Ending balance: individually evaluated for impairment	$1,012	$205	$161	$488	$113	$—	$—	$—	$1,979

Ending balance: collectively evaluated for impairment	$82,863	$63,366	$87,078	$393,425	$130,607	$35,887	$—	$—	$793,226

Ending balance: loans acquired with deteriorated credit quality	$194	$—	$—	$—	$—	$—	$—	$—	$194

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$413	$229	$591	$2,717	$1,215	$365	$219	$963	$6,712
Charge Offs	(42)	—	(3)	(90)	—	(83)	—	—	(218)
Recoveries	1	—	4	2	3	19	—	—	29
Provision (Credit)	(86)	5	(12)	376	(23)	59	—	(11)	308
Other Non-interest expense related to unfunded	—	—	—	—	—	—	8	—	8

Ending Balance	$286	$234	$580	$3,005	$1,195	$360	$227	$952	$6,839

Ending balance: individually evaluated for impairment	$35	$—	$—	$68	$22	$—	$—	$—	$125

Ending balance: collectively evaluated for impairment	$251	$234	$580	$2,937	$1,173	$360	$227	$952	$6,714

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$85,977	$59,458	$79,332	$369,721	$111,953	$30,616	$—	$—	$737,057

Ending balance: individually evaluated for impairment	$712	$132	$—	$444	$118	$—	$—	$—	$1,406

Ending balance: collectively evaluated for impairment	$85,265	$59,326	$79,332	$369,277	$111,835	$30,616	$—	$—	$735,651

Ending balance: loans acquired with deteriorated credit quality	$265	$—	$—	$—	$—	$—	$—	$—	$265

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis, presented in thousands, related to the allowance for credit losses for nine months ended September 30, 2017 and September 30, 2016 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001
Charge Offs	—	—	—	(19)	—	(189)	—	—	(208)
Recoveries	13	—	2	11	8	63	—	—	97
Provision (Credit)	(53)	7	(5)	(125)	66	155	—	152	197
Other Non-interest expense related to unfunded	—	—	—	—	—	—	11	—	11

Ending Balance	$276	$248	$613	$3,117	$1,392	$423	$228	$801	$7,098

Ending balance: individually evaluated for impairment	$25	$—	$—	$67	$31	$—	$—	$—	$123

Ending balance: collectively evaluated for impairment	$251	$248	$613	$3,050	$1,361	$423	$228	$801	$6,975

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCING RECEIVABLES:
Ending balance	$83,875	$63,571	$87,239	$393,913	$130,720	$35,887	$—	$—	$795,205

Ending balance: individually evaluated for impairment	$1,012	$205	$161	$488	$113	$—	$—	$—	$1,979

Ending balance: collectively evaluated for impairment	$82,863	$63,366	$87,078	$393,425	$130,607	$35,887	$—	$—	$793,226

Ending balance: loans acquired with deteriorated credit quality	$194	$—	$—	$—	$—	$—	$—	$—	$194

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$338	$211	$582	$2,516	$1,229	$337	$208	$844	$6,265
Charge Offs	(106)	—	(21)	(93)	(20)	(236)	—	—	(476)
Recoveries	23	—	9	7	8	60	—	—	107
Provision (Credit)	31	23	10	575	(22)	199	—	108	924
Other Non-interest expense related to unfunded	—	—	—	—	—	—	19	—	19

Ending Balance	$286	$234	$580	$3,005	$1,195	$360	$227	$952	$6,839

Ending balance: individually evaluated for impairment	$35	$—	$—	$68	$22	$—	$—	$—	$125

Ending balance: collectively evaluated for impairment	$251	$234	$580	$2,937	$1,173	$360	$227	$952	$6,714

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	1

FINANCING RECEIVABLES:
Ending balance	$85,977	$59,458	$79,332	$369,721	$111,953	$30,616	$—	$—	$737,057

Ending balance: individually evaluated for impairment	$712	$132	$—	$444	$118	$—	$—	$—	$1,406

Ending balance: collectively evaluated for impairment	$85,265	$59,326	$79,332	$369,277	$111,835	$30,616	$—	$—	$735,651

Ending balance: loans acquired with deteriorated credit quality	$265	$—	$—	$—	$—	$—	$—	$—	$265

ITEM 1	NOTES TO CONDESED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

	In Thousands
	Three Months Ended		Year to Date Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Earnings per share
Net income	$3,222	$3,015	$9,284	$8,470
Less: distributed earnings allocated to participating securities	(12)	(10)	(33)	(27)
Less: undistributed earnings allocated to participating securities	(19)	(16)	(54)	(45)

Net earnings available to common shareholders	$3,191	$2,989	$9,197	$8,398

Weighted average common shares outstanding including participating securities (1)	9,252,919	9,225,532	9,245,514	9,218,376
Less: average unvested restricted shares (1)	(88,596)	(80,422)	(87,074)	(77,866)

Weighted average common shares outstanding (1)	9,164,323	9,145,110	9,158,440	9,140,510

Basic earnings and diluted per share (1)	$0.35	$0.33	$1.00	$0.92

(1) Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2017 and December 31, 2016 are reflected below.

	(In Thousands)
	September 30, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$49,104	$49,104	$49,104	$—	$—
Interest-bearing time deposits	2,541	2,541	—	2,541	—
Securities - available-for-sale	192,811	192,811	15,676	175,693	1,442
Other Securities	3,717	3,717	—	—	3,717
Loans held for sale	2,147	2,147	—	—	2,147
Loans, net	788,335	790,893	—	—	790,893
Interest receivable	5,106	5,106	—	—	5,106
Financial Liabilities:
Interest bearing Deposits	$519,822	$519,865	$—	$—	$519,865
Non-interest bearing Deposits	189,963	189,963	—	189,963	—
Time Deposits	193,581	194,342	—	—	194,342

Total Deposits	$903,366	$904,170	$—	$189,963	$714,207
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	$35,550	$35,550	$—	$—	$35,550
Federal Home Loan Bank advances	10,000	10,041	—	—	10,041
Interest payable	285	285	—	—	285

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2016
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$28,322	$28,322	$28,322	$—	$—
Interest-bearing time deposits	1,915	1,918	—	1,918	—
Securities - available-for-sale	218,527	218,527	24,775	192,334	1,418
Other Securities	3,717	3,717	—	—	3,717
Loans held for sale	2,055	2,055	—	—	2,055
Loans, net	751,310	753,357	—	—	753,357
Interest receivable	3,880	3,880	—	—	3,880
Financial Liabilities:
Interest bearing Deposits	$456,983	$456,983	$—	$—	$456,983
Non-interest bearing Deposits	186,390	186,390	—	186,390	—
Time Deposits	198,830	199,658	—	—	199,658

Total Deposits	$842,203	$843,031	$—	$186,390	$656,641
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	$70,324	$70,324	$—	$—	$70,324
Federal Home Loan Bank advances	10,000	10,041	—	—	10,041
Interest payable	256	256	—	—	256

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

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
September 30, 2017	Assets (Level 1)	(Level 2)	(Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$15,676	$—	$—
U.S. Government agencies	—	78,160	—
Mortgage-backed securities	—	41,990	—
State and local governments	—	55,543	1,442

Total Securities Available-for-Sale	$15,676	$175,693	$1,442

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2016	Assets (Level 1)	(Level 2)	(Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$24,775	$—	$—
U.S. Government agencies	—	82,474	—
Mortgage-backed securities	—	48,461	—
State and local governments	—	61,399	1,418

Total Securities Available-for-Sale	$24,775	$192,334	$1,418

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of September 30, 2017 and September 30, 2016.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2017	$—	$1,418	$1,418
Change in Market Value	—	24	24
Payments & Maturities	—	—	—

Balance at September 30, 2017	$—	$1,442	$1,442

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2016	$5,904	$1,448	$7,352
Change in Market Value	—	93	93
Payments & Maturities	(5,904)	—	(5,904)

Balance at September 30 , 2016	$—	$1,541	$1,541

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2017 and December 31, 2016, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At September 30, 2017 and December 31, 2016, fair value of collateral dependent impaired loans categorized as Level 3 was $562 and $576 thousand, respectively. The specific allocation for impaired loans was $123 and $135 thousand as of September 30, 2017 and December 31, 2016, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at			Range
	September 30, 2017	Valuation Technique	Unobservable Inputs	(Weighted Average)
	(In Thousands)
State and local government	$1,442	Discounted Cash Flow	Credit strength of underlying project or	0-5%(3.59%)
			entity / Discount rate
Collateral dependent Impaired Loans	562	Collateral based measurements	Discount to reflect current market	0-50%(18.00%)
			conditions and ultimate collectability
Other real estate owned - residential	—	Appraisals	Discount to reflect current market	0-20%(0.0%)
Other real estate owned - commercial	266	Appraisals	Discount to reflect current market	0-20%(5.15%)

				Range
	Fair Value at			(Weighted
	December 31, 2016	Valuation Technique	Unobservable Inputs	Average)
	(In Thousands)
State and local government	$1,418	Discounted Cash Flow	Credit strength of underlying project or	0-5%(3.92%)
			entity / Discount rate
Collateral dependent Impaired Loans	576	Collateral based measurements	Discount to reflect current market	0-50%(18.92%)
			conditions and ultimate collectability
Other real estate owned - residential	144	Appraisals	Discount to reflect current market	0-20%(0.51%)
Other real estate owned - commercial	—	Appraisals	Discount to reflect current market	0-20%(0.0%)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on September 30, 2017 and December 31, 2016:

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2017
		(In Thousands)
		Quoted Prices in Active
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	September 30, 2017	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$562	$—	$—	$562
Other real estate owned - residential	—	—	—	—
Other real estate owned - commercial	266	—	—	266

Total fair value				$828

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016
		(In Thousands)
		Quoted Prices in Active
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2016	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$576	$—	$—	$576
Other real estate owned - residential	144	—	—	144
Other real estate owned - commercial	—	—	—	—

Total fair value				$720

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company did not have any Federal Funds Purchased as of September 30, 2017 and had $17 million as of December 31, 2016. During the same time periods the company also had $35.5 million and $53.3 million in securities sold under agreement to repurchase.

	September 30, 2017
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$—	$—	$—	$—	$—
Repurchase Agreements;
US Treasury & agency securities	$14,737	$—	$—	$20,813	$35,550

	$14,737	$—	$—	$20,813	$35,550

	December 31, 2016
	Remaining Contratual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$17,000	$—	$—	$—	$17,000
Repurchase Agreements;
US Treasury & agency securities	$32,814	$—	$—	$20,510	$53,324

	$49,814	$—	$—	$20,510	$70,324

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities.”ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in a accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures.

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

In June 2016, FASB issued 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results. . At this time an additional external advisor has not been contracted with though the Bank has been reviewing the use of external software.

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

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09 “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting.”These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 7l8. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted ASU 2016-09 on January 1, 2017. ASU 2016-09 also requires that companies make an accounting policy election regarding forfeitures, to either estimate the number of awards that are expected to vest or account for them when they occur. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continued to obtain greater visibility with the investment community throughout the third quarter of 2017. On July 26, 2017, the Company rang the opening bell at the NASDAQ ceremony in New York City. The Company is listed under the symbol, FMAO. Being listed on the NASDAQ Capital Market and included in the Russell 3000 Index have caused the liquidity of the stock to improve as measured by the increased average daily volume and may have contributed to a higher market value than before these events took place. The stock price rose to an unprecedented $87.00 per share or $43.50 per share adjusted for the stock split. With the increased market value, the associated expense of the 2017 restricted stock awards will be higher than past years. On August 18, 2017, the Company’s Board of Director’s authorized a two-for-one stock split payable on September 20, 2017 for shareholders of record on September 5, 2017. The Company believes these steps will help with positioning for future strategic opportunities while benefiting shareholders with greater liquidity and enhanced ease of trading.

The Company continued to emphasize the importance of loan growth to overall profitability for the current year. Third quarter loan growth performance for 2017 was not as strong as the previous third quarter 2016. It did represent a continuation of 2016’s milestone year. The increases in rate by the Federal Reserve which began in December 2016 provided the stimulus for the prime lending rate to be increased by similar amounts. Many of the Bank’s variable loans have now had spread adjustments raising the base rates equivalent to their floors or above. This has resulted in improved asset yield and when coupled with loan growth has increased interest income.

After having a wet planting season throughout the Company’s market area, the weather changed to an erratic rainfall pattern. As we enter the harvest season, crop production will likely be quite variable area to area. The Bank is not overly concerned as our clients remain well capitalized and we have only seen slight decreases in land values.

Unemployment rates remain low throughout the market area and competition for employees is high. Originations of residential mortgage loans slowed for the third quarter 2017 as compared to third quarter 2016.

Commercial activity remains similar to slightly better than a year ago. Businesses continue to look for additional labor to meet production requirements. The Company continues to see loan growth on the commercial side as clients continue to look for new opportunities as well as referring potential clients to the Company.

Loan growth drove the improvement in net interest income as compared to last year. Net income after taxes ended the third quarter 2017 6.9% above third quarter 2016. The 11.2% increase in net interest income after provision for loan losses was offset by a 9.6% decrease in noninterest income and a 6.3% increase in noninterest expenses which netted a 6.1% increase in earnings per share for the 2017 third quarter as compared to 2016’s third quarter.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501. The Bank operates twenty-five full service banking offices throughout Northwest Ohio and Northeast Indiana.

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

o   New/used vehicles to 100% of wholesale.

o   New/Used recreational vehicles and manufactured homes to 80% of wholesale.

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

At September 30, 2017, we had 272 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be good.

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

REGULATORY DEVELOPMENTS (Continued)

The Bank is subject to numerous laws, rules, regulations and guidance which include, but are not limited to, the following significant matters: deposit insurance coverage; equal credit opportunity; fair lending; community reinvestment; anti-money laundering; suspicious activity reporting; identity theft identification and prevention; protections for military members and their dependents; flood disaster protection; integrated mortgage disclosures; mortgage servicing rights; legal lending limits; electronic fund transfers; consumer privacy; and unfair and deceptive acts and practices. Extensive training and training resources are necessary to develop and maintain expertise on the various regulatory matters.

New Military Lending Act (MLA) requirements have been implemented. The MLA is intended to protect active duty military service members and their dependents from potentially abusive lending practices. These new requirements resulted in expanded coverage of more types of loans. Safe harbor methods to identify covered borrowers who are military service members or their dependents are utilized. Coverage of credit card accounts becomes effective on October 3, 2017.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (Continued)

The net income from operations of foreclosed real estate held for sale is reported either in non-interest income or non-interest expense depending upon whether the property is in a gain or loss position overall. At September 30, 2017 OREO property holdings were $615 thousand. OREO totaled $774 thousand and $1.4 million as of December 31, 2016 and September 30, 2016 respectively.

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

The Bank is also required to estimate the value of its mortgage servicing rights. The Bank’s mortgage servicing rights relating to fixed rate single-family mortgage loans that is has sold without recourse but services for others for a fee represent an asset on the Bank’s balance sheet. The valuation is completed by an independent third party.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

The Bank’s mortgage servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights using the level yield method. The amortization thereof is recorded in non-interest expense. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Bank’s loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. Management, with the advice from its third party valuation firm, reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter’s analysis related to the mortgage servicing asset. In addition, based upon the independent third party’s valuation of the Bank’s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Bank’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2017 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source. Growing deposits will also be a focus especially in our newer business checking product lines. These products bundle services and enable customers to choose their desired levels services and offer pricing based on a full relationship and not on just the single account. The Bank was able to grow deposits in the last quarter of 2016 and continued to do so through the first nine months of 2017. The Bank also decreased the level of pledged securities by offering the Insured Cash Sweep, “ICS” product accessed through the Promontory network of financial institutions. This has provided more availability for sales of securities by the Bank if warranted to fund loan growth.

Liquidity in terms of cash and cash equivalents ended almost $20.8 million higher as of September 30, 2017 than it was at yearend December 31, 2016. A decrease in securities held along with increased deposits funded the $37.0 million increase in net loans since yearend 2016. The largest loan growth occurred in commercial real estate and commercial and industrial portfolios. Agricultural, agricultural real estate and consumer portfolios also experienced increases. The largest decline was in consumer real estate which was due to sales into the secondary market outpacing new originations.

In comparing to the same prior year period, the September 30, 2017 (net of deferred fees and cost) loan balances of $795.2 million accounted for a $58.1 million or 7.9% increase when compared to 2016’s $737.1 million. The year over year improvement was made up of a 17.1% increase in commercial and industrial loans, a 6.5% increase in commercial real estate loans, a 17.2% increase in consumer loans and lastly a combined increase in agricultural related loans (comprised of a 6.9% increase in agricultural real estate loans and 10.0% increase in non-real estate agricultural loans). Consumer real estate loans decreased by 2.4% while Industrial Development Bonds (“IDB’s”) increased 11.3%. The Company credits the growth to a strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio by category as of September 30 for the last three years, net of deferred fees and costs.

		(In Thousands)
	September-17	September-16	September-15
	Amount	Amount	Amount
Consumer Real Estate	$83,875	$85,977	$87,217
Agricultural Real Estate	63,571	59,458	54,950
Agricultural	87,239	79,332	73,310
Commercial Real Estate	393,913	369,721	301,342
Commercial and Industrial	124,165	106,061	84,465
Consumer	35,887	30,616	26,458
Industrial Development Bonds	6,555	5,892	6,649

Total Loans, net	$795,205	$737,057	$634,391

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2016 and 2017. The security portfolio decreased $25.7 million in the first nine months 2017 from yearend 2016. The amount of pledged investment securities decreased significantly by $44.9 million as compared to yearend and $108.9 million as compared to September 30, 2016. This was accomplished by utilizing Promontory’s Insured Cash Sweep, “ICS”, product to protect Ohio public fund depositors and commercial sweep customers with FDIC coverage rather than pledge securities. This in turn improves liquidity with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of September 30, 2017, pledged investment securities totaled $84.5 million. The current portfolio is in a net unrealized loss position of $1.1 million.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

With the exception of stock, which is shown as other securities, all of the Company’s security portfolio is categorized as “available for sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $114.8 million of unsecured borrowing capacity through its correspondent banks.

Overall total assets grew 3.2% since yearend 2016 and 4.4% since September 30, 2016. The largest growth was in cash and cash equivalents followed by the loan portfolios.

Deposits accounted for the largest growth within liabilities, up 7.3% or $61.2 million since yearend and 7.8% or $65.3 million over September 30, 2016 balances. Core deposits continue to drive the increase which provided the greatest benefit for both lower cost of funds and the opportunity to generate additional noninterest income. Compared to previous year and last quarter, a movement of funds from securities sold under agreement to repurchase into interest bearing NOW accounts occurred due to utilization of the ICS product previously mentioned. This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $7.3 million as of the third quarter of 2017 compared to yearend 2016, as earnings exceeded dividend declarations. Accumulated other comprehensive loss decreased in loss position $1.3 million which encompassed the shift of $47 thousand from unrealized gain to realized gain with the sale of securities since yearend 2016. Dividends paid for the quarter increased from the previous quarter and dividends declared also increased 4.0%. Compared to September 30, 2016, shareholders’ equity increased 4.7% or $5.9 million. Record profits during 2016 were offset by a change in accumulated other comprehensive income related to the available for sale securities portfolio from a gain of $1.6 million to a loss position of $693 thousand as of September 30, 2016 and 2017, respectively. Profits are also higher in 2017 than 2016 by $814 thousand.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar 2017, the applicable required capital conservation buffer percentage is 1.25%. The total buffer requirement will increase to 2.5% for calendar year 2019. As of September 30, 2017, the Company and the Bank are both positioned well above the 2019 requirement.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	12.02%
Risk Based Capital Tier I	14.71%
Total Risk Based Capital	15.51%
Stockholders’ Equity/Total Assets	12.19%
Capital Conservation Buffer	7.51%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2017, 2016 and June 30, 2017.

When comparing third quarter 2017 to third quarter 2016, average loan balances grew $53.5 million. This represented a strong 7.3% increase in a one year time period. Interest income on loan balances also experienced an increase of $918 thousand as compared to the same quarter ended September 30, 2016.

In terms of comparison to second quarter 2017, loan interest income was $427 thousand higher in third quarter 2017. The three months of third quarter 2017 had more days at 92 than second quarter had with 91.

The higher levels of loan interest income helped to offset the loss of interest income from the available-for-sale securities portfolio, which decreased in average balances, whether comparing to last quarter or the previous year. The decreased balances were expected as available for sale securities were used as a source of funds for loan growth. The income associated with the security portfolio decreased by $23 thousand in comparison to second quarter 2017 and increased $5 thousand in comparison to the same third quarter 2016. The benefit of the increase in interest income from loans was well above the loss of interest income from the smaller security portfolio.

Overall, interest income for the quarter comparisons was higher for third quarter 2017 by 9.9% or $945 thousand as to third quarter 2016 and higher by 4.1% or $411 thousand as to second quarter 2017.

In terms of annualized yield, for the quarter ended September 30, 2017, it was 4.24% which compares to last quarter’s 4.11% and a year ago third quarter ended September 30, 2016 of 4.03%. The following chart demonstrates the value of increased loan balances in the balance sheet mix, even if offset by lower balances in the securities portfolio. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended September 30, 2017			Yield/Rate
Interest Earning Assets:	Average Balance		Interest/Dividends	September 30, 2017	September 30, 2016
Loans	$790,397		$9,547	4.83%	4.69%
Taxable Investment Securities	146,731		690	1.88%	1.57%
Tax-exempt Investment Securities	51,668		254	2.98%	3.33%
Fed Funds Sold & Interest Bearing Deposits	17,504		44	1.01%	0.64%

Total Interest Earning Assets	$1,006,300		$10,535	4.24%	4.03%

Change in Quarter to Date September 30, 2017 Interest Income Compared to September 30, 2016 (In Thousands)

		Due to
Interest Earning Assets:	Change	Volume	Due to Rate

Loans	$918	$646	$272
Taxable Investment Securities	44	(82)	126
Tax-exempt Investment Securities	(39)	(13)	(26)
Fed Funds Sold & Interest Bearing Deposits	22	9	13

Total Interest Earning Assets	$945	$560	$385

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2017. Third quarter 2017 was higher by $234 thousand than third quarter 2016. Since 2016, average interest-bearing deposit balances have increased $39.3 million and resulted in $214 thousand more in interest expense for the most recent quarter. Additionally, interest expense on Fed Funds Purchased, Securities Sold Under Agreement to Repurchase and FHLB borrowings increased $20 thousand in the third quarter 2017 over the same time frame in 2016.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Quarter to Date Ended September 30, 2017			Yield/Rate
Interest Bearing Liabilities:	Average Balance		Interest/ Dividends	September 30, 2017	September 30, 2016
Savings Deposits	$513,595		$609	0.47%	0.38%
Other Time Deposits	185,113		552	1.19%	1.01%
Other Borrowed Money	10,000		37	1.48%	1.48%
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	35,859		135	1.51%	0.74%

Total Interest Bearing Liabilities	$744,567		$1,333	0.72%	0.60%

Change in Quarter to Date September 30, 2017 Interest Expense Compared to September 30, 2016 (In Thousands)

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$176	$68	$108
Other Time Deposits	38	(54)	92
Other Borrowed Money	—	—	—
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	20	(98)	118

Total Interest Bearing Liabilities	$234	$(84)	$318

Overall, net interest spread for the third quarter 2017 is higher than last year and up from last quarter. As the chart below illustrates, higher yields on interest and dividend income did offset the higher interest expense in the most recent quarter when comparing to the same period a year ago or to the previous quarter. Interest expense for the quarter as compared to last quarter increased by $80 thousand, some of which can be attributed to a higher number of days in the current quarter compared to the last quarter.

Second quarter 2017 recorded an asset yield of 4.11% for the quarter with cost of funds at 0.68%. Net interest spread and margin for second quarter 2017 were lower at 3.43% and 3.61% respectively as compared to current quarter shown below.

	6/30/2017	6/30/2016	6/30/2015
Interest/Dividend income/yield	4.24%	4.03%	4.11%
Interest Expense / yield	0.72%	0.60%	0.68%

Net Interest Spread	3.52%	3.43%	3.43%

Net Interest Margin	3.71%	3.57%	3.61%

Net interest income was up $711 thousand for the third quarter 2017 over the same time frame in 2016 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned. There has also been a $331 thousand increase in net interest income over second quarter 2017. As the new loans added in 2016 and 2017 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.

The discussion will now be separated into two distinct quarter discussions – third quarter comparisons and the two most recent quarter comparisons.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Comparison of Noninterest Results of Operations – Third Quarter 2017 to Third Quarter 2016

Provision Expense

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the

ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer and consumer real estate loan portfolio accounted for the largest component of charge-offs and recoveries for third quarter of 2017 and 2016. As was mentioned in previous discussion, the commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $209 thousand lower for the third quarter 2017 as compared to the same quarter 2016. Management continues to monitor asset quality, making adjustments to the provision as necessary. Loan charge-offs were $107 thousand higher in third quarter 2016 than the same quarter 2017, recoveries were higher by $5 thousand. Combined net charge-offs were $102 thousand lower in third quarter 2017 than same time period 2016. Past due loans increased $553 thousand from September 30, 2017 as compared to September 30, 2016. The majority of the change is attributed to the increase of past due balances in the consumer real estate, agricultural, and agricultural real estate portfolios while the commercial real estate portfolio decreased.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended September 30, 2017, 2016, and 2015.

[Remainder of this page intentionally left blank]

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	In Thousands
	Three Months Ended September-17	Three Months Ended September-16	Three Months Ended September-15
Loans, net	$795,205	$737,057	$634,391

Daily average of outstanding loans	$790,397	$736,924	$627,677

Allowance for Loan Losses-Jul 1	$6,858	$6,493	$5,927
Loans Charged off:
Consumer Real Estate	—	42	—
Agriculture Real Estate	—	—	—
Agricultural	—	3	—
Commercial Real Estate	19	90	25
Commercial and Industrial	—	—	79
Consumer	92	83	73

	111	218	177

Loan Recoveries:
Consumer Real Estate	—	1	12
Agriculture Real Estate	—	—	—
Agricultural	—	4	61
Commercial Real Estate	4	2	1
Commercial and Industrial	2	3	66
Consumer	18	19	32

	24	29	172

Net Charge Offs	87	189	5
Provision for loan loss	99	308	243
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - Sept 30	6,870	6,612	6,165
Allowance for Unfunded Loan Commitments & Letters of Credit - Sept 30	228	227	196

Total Allowance for Credit Losses - Sept 30	$7,098	$6,839	$6,361

Ratio of net charge-offs to average Loans outstanding	0.01%	0.03%	0.00%

Ratio of the Allowance for Loan Loss to Nonperforming Loans*	397.35%	584.18%	266.69%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Loans classified as nonaccrual were higher as of September 30, 2017 at $1.7 million compared to $1.1 million as of September 30, 2016.

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

The following table presents the balances for allowance of loan losses by loan type for nine months ended September 30, 2017 and September 30, 2016.

	(In Thousands)		(In Thousands)
	September-2017		September-2016
	Amount	% of Loan Category	Amount	% of Loan Category
Balance at End of Period Applicable To:
Consumer Real Estate	$276	10.64	$286	11.77
Agricultural Real Estate	248	8.24	234	8.15
Agricultural	613	10.57	580	10.74
Commercial Real Estate	3,117	49.72	3,006	50.03
Commercial and Industrial	1,392	16.36	1,195	15.16
Consumer	423	4.47	360	4.15
Unallocated	801	0.00	951	0.00

Allowance for Loan & Lease Losses	6,870		6,612
Off Balance Sheet Commitments	228		227

Total Allowance for Credit Losses	$7,098		$6,839

Noninterest Income

Noninterest income was down $280 thousand for the third quarter 2017 over the same time frame in 2016. The Company has seen a decrease in its mortgage production volume and as a result the gain on the sale of these loans was $35 thousand lower for the third quarter 2017 over the same period in 2016. Loan originations on loans held for sale for the third quarter 2017 were $12.4 million with proceeds from sale at $12.9 million for 2017 which was less than 2016’s third quarter activity of $16.8 million in originations and $16.9 million in sales. The net result of the activity was 2017 had $35 thousand less revenue on gain of sale on the quarter. The Company was able to better take advantage of market fluctuations in its available-for-sale portfolio and sales on securities in third quarter 2016 than third quarter 2017. The gain was $47 thousand lower in the most recent quarter than the same quarter prior year. The next largest fluctuation in noninterest income was in the combined service fee lines, which was $198 thousand higher than the same quarter last year.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through non-interest income while the amortization thereof is included in non-interest expense. For the third quarter of 2017, mortgage servicing rights caused a net $34 thousand in income, in comparison to a breakeven for the third quarter of 2016. The higher capitalized additions for 2017 are attributed to a higher mortgage servicing rights value being applied to originations of 1-4 families in 2017 as compared to 2016. For loans of 15 years and less, the value was .927% in the third quarter 2017 versus .821% in third quarter 2016. For loans over 15 years, the value was 1.137% versus 1.029% for the same periods respectively. The carrying value is well below the market value of $3.1 million which indicates any large expense to fund the valuation allowance to be unlikely in 2017.

	(In Thousands)
	September 30, 2017	September 30, 2016
Beginning Balance, January 1	$2,192	$2,056
Capitalized Additions	338	398
Amortization	(266)	(311)

Ending Balance, September 30	2,264	2,143
Valuation Allowance	—	—

Mortgage Servicing Rights, net September 30	$2,264	$2,143

Noninterest Expense

For the third quarter 2017, noninterest expenses were $435 thousand higher than for the same quarter in 2016. Salaries, wages, and employee benefits increased $349 thousand, with the addition of the Huntertown and Bowling Green offices, and normal merit increases. Data processing charges decreased $60 thousand for third quarter 2017 compared to the third quarter 2016. Two reasons for the improvement was the negotiation of an extended contract with our core processor and 2016 had the additional cost of upgrading Bank customer debit cards to incorporate EMV chip card technology. Both already better align with our future strategies while controlling costs. General and administrative expenses were up $72 thousand compared to third quarter 2016 with no one item noteworthy.

Results overall, net income in the third quarter of 2017 was up $207 thousand as compared to the same quarter last year. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion and doing business in a less than robust economy.

Comparison of Noninterest Results of Operations – Third Quarter 2017 to Second Quarter 2017

Provision Expense

Total provision for loan losses was $74 thousand higher for third quarter 2017 than for second quarter 2017. Loan growth continued in the third quarter, in addition to strong asset quality. The strong asset quality and low net charge-offs offset any need for additional provision above the $99 thousand that was expensed. Since the second quarter 2017, past due loans have increased by $454 thousand. Though, net charge-offs were higher at $87 thousand for third quarter 2017 compared to second quarter 2017’s $17 thousand.

Noninterest Income

Noninterest income for the third quarter 2017 was lower than the second quarter by $138 thousand. The decrease is attributed to lower total service fees and charges of $85 thousand along with a decrease in net gain on sale of loans and net gain on sale of available for sale securities of $37 thousand and $16 thousand respectively.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Noninterest Expense

For the third quarter 2017, noninterest expenses were $259 thousand higher than in second quarter 2017. Mortgage servicing rights amortization was $12 thousand lower than last quarter. Salaries and wages increased by $99 thousand from the previous quarter. Employee benefits increased by $160 thousand over the previous quarter due to increased medical claims.

Net occupancy expenses increased from the previous quarter by $60 thousand. The increase is primarily attributed to the decrease in brokerage commission of $49 thousand over second quarter 2017.

General and administrative was down by $42 thousand over second quarter; however, the Company has seen increased cost resulting from Bancorp stock activity.

Net Income

Overall, net income for the third quarter of 2017 was lower by $1 thousand as compared to the second quarter of 2017. The Company has done an exceptional job of growing loans while keeping past dues low. The growth in loans has spurred the large increase in net interest income that has flowed through to the bottom line. The opening of the new offices may create a slight drag in the short run; however, the Company remains focused on the long term.

The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

Comparison of Results of Operation for year to date ended September 30, 2017 and 2016

Interest Income

Higher loan balances created the improvement in the interest income for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Interest income rose 8.6% or $2.4 million while interest income from loans accounted for the majority of the increase. Offsetting the improvement from loans was a decrease in securities income of $28 thousand. The change in the balance sheet mix along with the loan growth caused the asset yield to improve by 12 basis points to 4.12% for the year to date 2017 compared to the same year to date 2016’s 4.0%.

With each quarter of 2017, the loan growth contributes to the continued improvement in asset yield. The growth factor contribution is shown in the charts which follow. Improvement in loan interest income far outweighs the loss of investment income.

The average interest earning asset base was $49.0 million higher in third quarter 2017 than for third quarter 2016, an increase of approximately 5.2%.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended September 30, 2017			Yield/Rate
Interest Earning Assets:	Average Balance		Interest/ Dividends	September 30, 2017	September 30, 2016
Loans	$776,828		$27,367	4.71%	4.66%
Taxable Investment Securities	155,546		2,117	1.81%	1.59%
Tax-exempt Investment Securities	52,659		793	3.04%	3.42%
Fed Funds Sold & Interest Bearing Deposits	13,946		103	0.98%	0.61%

Total Interest Earning Assets	$998,979		$30,380	4.12%	4.00%

Change in Year to Date September 30, 2017 Interest Income Compared to September 30, 2016 (In Thousands)

Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$2,370	$2,121	$249
Taxable Investment Securities	118	(165)	283
Tax-exempt Investment Securities	(146)	(64)	(82)
Fed Funds Sold & Interest Bearing Deposits	57	29	28

Total Interest Earning Assets	$2,399	$1,921	$478

Interest Expense

Interest expense was also higher for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. At $3.8 million, third quarter 2017 was up $623 thousand as compared to same time period 2016 or 19.8%.

The average balance of interest-bearing liabilities was higher by $29.3 million in 2017 than third quarter 2016. Interest bearing deposits increased $62.7 million while Fed Funds sold and securities sold under agreement to repurchase decreased by $33.4 million. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 9 basis points increase in the cost of funds at 0.68% for the year to date 2017 as compared to the same year to date 2016’s 0.59%.

The Federal Funds and prime rate increases of 25 basis points in December 2015, December 2016, March and June 2017 has only had a marginal effect on the Bank’s pricing methodologies. Loans with variable rates and floors have had the rates begin to increase over the floors with the 100 basis points increase in prime rate over the last 21 months. This should be evident in the third quarter chart relating to the change report due to volume and rate. On the liability side, the slow pace of the rate increases has placed more pressure on the short term funds. Competition for public funds had caused those short term deposits to price higher. This is evidenced in the change chart as the increase cost is driven more by rate than volume.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Year to Date Ended September 30, 2017			Yield/Rate
Interest Bearing Liabilities:	Average Balance		Interest/ Dividends	September 30, 2017	September 30, 2016
Savings Deposits	$507,327		$1,674	0.44%	0.39%
Other Time Deposits	188,064		1,615	1.15%	0.97%
Other Borrowed Money	10,000		110	1.47%	1.47%
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	32,859		366	1.49%	0.70%

Total Interest Bearing Liabilities	$738,250		$3,765	0.68%	0.59%

Change in Year to Date September 30, 2017 Interest Expense Compared to September 30, 2016 (In Thousands)

Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$382	$222	$160
Other Time Deposits	221	(39)	260
Other Borrowed Money	—	—	—
Fed Funds Purchased & Securities
Sold under Agreement to Repurch.	20	(372)	392

Total Interest Bearing Liabilities	$623	$(189)	$812

Net Interest Income

Overall, net interest spread figures through the third quarter 2017 are up from 2016 by 3 basis points and up 6 basis points from 2015. Net interest margin through the third quarter of 2017 is higher than the same period 2016 and 2015. As the chart below illustrates, both higher yields on interest and dividend income, were offset by higher interest expense resulting in total net interest margin up 5 basis points since the year to date 2016 and over the year to date 2015 by 8 basis points.

	9/30/2017	9/30/2016	9/30/2015
Interest/Dividend income/yield	4.12%	4.00%	3.92%
Interest Expense / yield	0.68%	0.59%	0.54%

Net Interest Spread	3.44%	3.41%	3.38%

Net Interest Margin	3.61%	3.56%	3.52%

Net interest income was up $1.8 million through third quarter 2017 over the same time frame in 2016 due to the increase in loan income even with higher interest expense, as previously mentioned. New loans added in 2016 and 2017 will continue to generate more income; the benefits of the Company’s strategy of repositioning the balance sheet will continue to grow.

Comparison of Noninterest Results of Operations – Year to Date September 30, 2017 to Year to Date September 30, 2016.

Provision Expense

Total provision for loan losses was $727 thousand lower for nine months 2017 than for the first nine months 2016. While loan growth continued in the third quarter, strong asset quality continued also. The strong asset quality and lower net charge-offs offset any need for additional provision above the $197 thousand that was expensed. In comparing past due balances of loans 30+ days, September 30, 2017 balances were $553 thousand higher than September 30, 2016 balances. Net charge-offs were lower at $111 thousand for third quarter 2017 compared to third quarter 2016’s $369 thousand.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Nine Months Ended	Nine Months Ended	Nine Months Ended
	September-17	September-16	September-15
Loans, net	$795,205	$737,057	$634,391

Daily average of outstanding loans	$776,828	$716,731	$618,552

Allowance for Loan & Lease Losses - January 1	$6,784	$6,057	$5,905
Loans Charged off:
Consumer Real Estate	—	106	—
Agricultural Real Estate	—	—	—
Agricultural	—	21	—
Commercial Real Estate	19	93	111
Commercial and Industrial	—	20	468
Consumer	189	236	219

	208	476	798

Loan Recoveries
Consumer Real Estate	13	23	39
Agricultural Real Estate	—	—	—
Agricultural	2	9	64
Commercial Real Estate	11	7	203
Commercial and Industrial	8	8	88
Consumer	63	60	124

	97	107	518

Net Charge Offs	111	369	280
Provision for loan loss	197	924	540

Allowance for Loan & Lease Losses - Sept 30	$6,870	$6,612	$6,165
Allowance for Unfunded Loan Commitments & Letters of Credit - Sept 30	228	227	196

Total Allowance for Credit Losses - Sept 30	$7,098	$6,839	$6,361

Ratio of net charge-offs to average Loans outstanding	0.01%	0.05%	0.05%

Ratio of Allowance for Loan Loss to Nonperforming Loans	397.35%	584.18%	266.69%

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Noninterest Income

Noninterest income for the first nine months 2017 was below the first nine months of 2016 by $477 thousand. The increased number of business days in 2016 as compared to 2017, provided more opportunity to transact business and generate noninterest income. Gain on available for sale securities by decreased by $456 thousand over the prior year.

Noninterest Expense

Through the third quarter 2017, noninterest expenses were $961 thousand higher than through the third quarter 2016. The effect of an increase of $713 thousand in salaries and wages was combined with an increase of $222 thousand in employee benefits. Two offices were added in 2016 whose expenses only partially impacted 2016, but which fully impacted 2017 expenses related to salaries, wages and employee benefits. Higher profit levels are driving higher incentive accruals for 2017. The other portion of 2017’s increase in employee benefits was derived from higher costs related to medical claims for the period.

Data processing fees were $213 thousand lower than last year due to a seven year contract extension signed in the third quarter of 2016. It has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. We have already added additional products in 2017, mainly focused on mobile services and business deposit accounts.

The next largest decrease for 2017 was in the FDIC assessment. This line item on the income statement was down by $121 thousand over third quarter 2016. Improved FDIC funding and asset quality of the Bank aided to keep this expense below 2016 levels.

Net Income

Overall, net income through the third quarter of 2017 was up $814 thousand as compared to the third quarter of 2016. The Company continues to grow loans while keeping past dues low. The growth in loans has spurred the increase in net interest income that has flowed through to the bottom line. The asset quality has kept loan provision down as the allowance for loan loss remains adequate for the level of credit risk. The opening of the new offices has hampered earnings in the short term; however, the Company remains focused on the long term.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

	% Change				% Change
Net Interest	to	Rate	Rate	Cumulative	to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
2.90%	-4.56%	Rising	3.00%	30,651	-0.85%
2.92%	-3.96%	Rising	2.00%	30,460	-1.47%
2.99%	-1.65%	Rising	1.00%	30,704	-0.69%
3.04%	0.00%	Flat	0.00%	30,915	0.00%
3.35%	10.03%	Falling	-1.00%	32,987	6.70%
3.22%	5.82%	Falling	-2.00%	31,892	3.16%
3.06%	0.75%	Falling	-3.00%	30,617	-0.97%

The net interest margin represents the forecasted twelve month margin. The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months and over a 24 month time frame. It also shows the effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen the term of some of the Bank’s fixed rate liabilities or sources of funds to decrease the exposure to a rising rate environment. Of course, customer desires also impact the Bank’s ability to attract longer term deposits. Currently, the majority of customers look for terms of twelve months and under while the Bank would prefer 24 months and longer. Some movement into the longer term time deposits has occurred. Over the past five year period, the Bank has experienced a decrease in the time balances of our deposit portfolio, and therefore, a loss of term funding.

The shock chart currently shows a slight tightening in net interest margin over the next twelve months in an increasing rate environment with no tightening in a falling rate environment. With the Federal Reserve having raised its rates, the Company has room for widening should rates fall. Cost of funds are below 0.75% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment only shows minor improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank enhanced its use of the software model during 2012 by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as changes are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, what the chart shows is that the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible. Changes in portfolio and/or balance sheet composition are needed for the margin to improve regardless of any rate shock.

ITEM 4	CONTROLS AND PROCEDURES

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2017 (1).

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2017 to	—		—		—	400,000
7/31/2017
8/1/2017 to	6,484	(2)	28.28	(2)	—	400,000
8/31/2017
9/1/2017 to	—		—		—	400,000
9/30/2017

Total	6,484		28.28		—	400,000

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 20, 2017. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 20, 2017 and December 31, 2017. The number of shares authorized to repurchase has been adjusted to reflect a two-for-one split on September 20, 2017.

(2)	Shares which were repurchased for taxes on vested stock awards are outside of this program.

PART II OTHER INFORMATION (Continued)

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant

3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017)

31.1	Rule 13-a-14(a) Certification - CEO

31.2	Rule 13-a-14(a) Certification - CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRLTaxonomy Extension Schem Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRLTaxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRLTaxonomy Extension Label Linkbase Document (1)

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: October 25, 2017	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: October 25, 2017	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO