Form 10-K
period 2017-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2018-02-28
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $286,494,250.

As of February 24, 2018, the Registrant had 10,400,000 shares of common stock issued of which 9,265,980 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

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

**   The following materials from Farmers & Merchants Bancorp, Inc. on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Total Pages:	109

Forward Looking Statements

Statements contained in the Company’s Annual Report on Form 10-K may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Such forward-looking statements are based on current expectations, but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time. Other factors which could have a material adverse effect on the operations of the Company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in relevant accounting principles and guidelines and other factors over which management has no control. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

For a discussion of the general development of the Company’s business throughout 2017, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2017 in Review.”

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) are provided at most branch locations along with other independent locations in the market area. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs). The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal. In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Over the past couple of years, the Bank has updated its consumer offerings with “Secure” and “Pure” checking in 2014 and with KASASA Cash Back in 2015. During the second quarter 2017, new business checking products were announced and existing business accounts were converted to one of three new products, Business Essential, Edge or Elite. The new products provided customers with new options to bundle services and for the Bank to utilize the full relationship to determine pricing. This was the next step of implementation for the Bank’s “earn to free” strategic initiative. Upgrades to our digital products and services continue to occur in both retail and business lines.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Henry, Lucas, Williams, Wood and in the Indiana counties of Allen, DeKalb and Steuben. The commercial banking business in this market is highly competitive, with approximately 45 other depository institutions currently doing business in the Bank’s primary market. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us, including Huntington National Bank, Fifth Third Bank, Wells Fargo Bank, NA, KeyBank NA and JPMorgan Chase Bank, NA. Based on data published by the FDIC, the Bank ranked 8th in deposit market share in its primary market as of June 30, 2017. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2017, we had 275 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2017 and 2016 are summarized in the table included in Note 15 to the consolidated financial statements.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2017 the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Additional Regulation

Provisions of the Dodd-Frank Act have resulted in new rulemaking by the federal regulatory agencies and new rules yet to be issued. Implementing the new and expanded regulations involved extreme diligence to ensure compliance with the complexities of the rules, as well as extensive new disclosure and reporting requirements.

The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small—adds another regulator to scrutinize and police financial activities.

Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies was completed in July 2011. The Bureau was given responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities, including consumer financial products and services and how they are provided.

Significant mortgage rules mandated by the Dodd-Frank Act provisions were enacted in response to the breakdown in the mortgage lending markets and to provide for consumer protections. Final rules issued by the Bureau or jointly with other regulatory agencies implemented requirements under the Dodd-Frank Act regarding mortgage-related matters such as ability-to-repay, qualified mortgage standards, mortgage servicing, mortgage loan originator compensation, escrow requirements for higher-priced mortgage loans, and providing appraisals. These new mortgage rules, effective in January 2014, addressed problems consumers faced in the three major steps in buying a home – shopping for a mortgage, closing on a mortgage, and paying off a mortgage.

Final rules and amendments to the integrated mortgage disclosure rules under the Real Estate Settlement Act (RESPA) and Truth in Lending Act (TILA) became effective on October 3, 2015. The TILA-RESPA Integrated Disclosure rule commonly referred to as TRID combined required disclosures into two single forms: 1) The Loan Estimate which is provided shortly after a mortgage loan application and 2) The Closing Disclosure which is provided prior to loan consummation. In addition, a mandated appraisal notice under the Equal Credit Opportunity Act and the servicing application disclosure under RESPA were also combined into the new integrated disclosures. Loan Origination System changes, as well as process and procedural adjustments were necessary to appropriately implement the new requirements. Implementation to achieve TRID compliance involved extensive collaboration with the Mortgage Loan Origination software vendor, as well as outreach and coordination efforts with real estate agents, attorneys, and closing agents to cultivate preparedness for the new integrated mortgage loan disclosure forms. Mortgage loan volume was steady through the end of the year. TRID requirements, especially the timing requirements that must be met, do impact the loan origination process but do not result in excessive delays of scheduled loan closings. Amendments to the TRID rules effective October 10, 2017 with a mandatory compliance date of October 10, 2018 are intended to provide further clarity to certain provisions. Due to the complexities of the TRID rules, remaining attentive to these matters will ensure practices and procedures remain compliant and not subject the Bank to unnecessary liability.

Final rules, mostly effective in October 2015, were issued by the Board of Governors of the Federal Reserve System (FRB), the Farm Credit Administration, the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration (NCUA), and the Office of the Comptroller of the Currency (OCC) to implement provisions of the Homeowner Flood Insurance Affordability Act of 2014 (HFIAA) and the Biggert-Waters Flood Insurance Reform Act of 2012 (the Biggert-Waters Act). These provisions amended regulations which apply to loans secured by properties located in special flood hazard areas and involved:

•	Implementation of a statutory exemption from the requirement to purchase flood insurance for a detached structure that is part of a residential property and does not serve as a residence.

•	For loans made, increased, extended, or renewed to be secured by residential real estate or mobile homes, regulated lending institutions had to:

•	Require an escrow for flood insurance premiums and fees, unless the loan qualified for a statutory exception;

•	Provide borrowers with residential loans outstanding the option to escrow flood insurance premiums and fees.

•	Provide new sample notice forms and clauses regarding the escrow requirements and the option to escrow.

•	The Biggert-Waters Act provisions on force placement of flood insurance coverage:

•	Gave regulated lending institutions the authority to charge a borrower for the cost of force-placed insurance coverage beginning on the date flood coverage lapses or becomes insufficient.

•	Defined circumstances under which a lender must terminate force-placed flood insurance coverage and refund payments.

Processes and procedural changes along with the implementation of new forms and notifications resulted. Fines and penalties for compliance with flood insurance requirements promote a continued focus on adherence to the new flood rule and existing requirements.

The Department of Defense (DOD) new rules amending its regulation that implements the Military Lending Act (MLA) became effective October 3, 2016. The MLA was enacted as part of the John Warner National Defense Act of 2007. These new rules significantly expanded the scope of the Act to cover all consumer credit except residential mortgages and purchase money loans. Compliance requirements for credit cards became effective October 3, 2017. Coverage applies to consumer credit defined as “credit offered or extended for personal, family, or household purpose and that is subject to a finance charge or payable by written agreement in more than four installments.” A covered borrower is a consumer who at the time of becoming obligated on a consumer credit transaction or establishing an account for consumer credit, is a covered member or dependent (including a spouse) of a covered member. A covered member is a member of the armed forces serving on active duty or active guard or reserve duty. More specifically, the final rules:

•	Makes financial institutions responsible for determining an applicant’s military status.

•	Limits what may be charged in fees and interest on covered consumer loans by imposing a 36% “military annual percentage rate” (MAPR) cap. The MAPR cap is an “all-in” annual percentage rate (APR) that includes interest and fees associated with the loan.

•	Requires additional disclosures which must be provided to military personnel, their spouses, and dependents when they obtain a loan.

•	Prohibits certain terms or provisions that require arbitration, involve assessment of a prepayment penalty, or require service members or their dependents to waive any rights under the Service member’s Civil Relief Act or any other federal or state law.

Providing a loan to a MLA-covered borrower that exceeds the 36% MAPR is prohibited. Any covered loans made without providing proper disclosures or in violation of the MLA is void. Creditors who knowingly or willfully violate the rules could be subject to a fine, imprisonment up to one year or both. Implementation of these new rules involved understanding the impact on the covered consumer credit products offered, collaboration with Loan Origination System vendors for assistance with calculations and required disclosures, and an efficient and effective process for identifying covered borrowers.

Under the TILA Ability to Repay requirements, the Bank meets the criteria to qualify as a small creditor based on the number of first-lien mortgage loans transactions during 2017 and due to its asset size of less than $2.112 billion (the asset size threshold as of December 31, 2017 subject to an annual CPI adjustment); however it is not a creditor that operates predominantly in rural or underserved areas as it did not extend more than 50% of its total first-lien covered transactions in rural or underserved areas in calendar year 2017. The Bank continues to seek Qualified Mortgage (QM) status for mortgage loans made as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act. In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance.

Revised Regulation C rules which implement the Home Mortgage Disclosure Act (HMDA) published by the Bureau become effective on January 1, 2018 for reportable loan applications. The Dodd-Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information. The types of transactions reportable have expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Reportable data points were significantly expanded to 52 fields which included applicant or borrower age, credit score, automated underwriting system information, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, interest rate, loan originator identifier, as well as other data fields. Ethnicity categories were expanded to include certain subcategories along with a means to capture information on how an applicant’s or borrower’s ethnicity, race, and sex were collected by the institution. Year-end submission of 2018 data to be reported will be completed using a web-based tool developed by the Bureau. The data format and use of the web-based tool also impacted the year-end submission of 2017 HMDA data. Implementation of these new requirements involved a workgroup being attentive to the provisions in the final rules. A thorough assessment involved evaluating the impact on the data collection processes and procedures within each affected business line, as well as data collection features within the loan origination systems utilized to generate loan applications and loan closing documentation.

Unfair or deceptive acts or practices (UDAP) standards originally developed years ago by the Federal Trade Commission focused on unacceptable practices that may not specifically be addressed elsewhere in banking or consumer finance law. Banking regulatory agencies have increasingly used this authority over the last few years to address acts or practices that are deemed harmful, deceptive, or misleading to consumers. The authority of the Federal Trade Commission (FTC) to issue credit practice rules under Section 5 of the Federal Trade Commission

Act for financial institutions was repealed as a result of the Dodd-Frank Act. Guidance issued collectively by the FDIC, FRB, the Bureau, NCUA, and OCC in August 2014 clearly indicated certain consumer credit practices were not permissible and remained subject to Section 5 of the Federal Trade Commission Act, as well as Sections 1031 and 1036 of the Dodd-Frank Act. The interagency guidance further noted that the Agencies will continue to have supervisory authority and enforcement authority for unfair or deceptive acts or practices, which could include those practices previously addressed in the former credit practices rules. The guidance warned financial institutions not to interpret the repeal of the credit practice rules to indicate that the unfair or deceptive practices previously described were now permissible. Remaining attentive to the UDAP standards, in relation to the offering and marketing of Bank products and services is extremely important.

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

Available Information

The Company maintains an Internet web site at the following internet address: www.fm.bank. The Company files reports with the Securities and Exchange Commission (SEC). Because the Company makes its filing with the SEC electronically, you may access such reports at the SEC’s website (www.sec.gov). The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonable practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barbara J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501.

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

We also originate agricultural operating loans. As with agricultural real estate loans, the repayment of operating loans is dependent on the successful operation or management of the farm property. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment or assets such as livestock or crops. The primary livestock in our market areas is hogs. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The majority of our agricultural customers utilize crop insurance to mitigate the possibility of a large loss within one year on their grain operations. Crop insurance can be structured to be triggered by different factors and claim payment may also be customized, such as based on harvest yields, income generation. Farmers may also use hedging techniques to lock in crop prices, input costs for future production.

Susceptibility to Changes in Regulation

Any changes to state and federal banking laws and regulations may negatively impact our ability to expand services and to increase the value of our business. We are subject to extensive state and federal regulation, supervision, and legislation that govern almost all aspects of our operations. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds. In addition, the Company’s earnings are affected by the monetary policies of the Board of Governors of the Federal Reserve. These policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve influences the size and distribution of bank reserves through its open market operations and changes in cash reserve requirements against member bank deposits. We cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, but such changes could be materially adverse to our financial performance. For more information on this subject, see the section under Part I, Item 1 of this Form 10-K captioned “Supervision and Regulation.”

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” After many years of a low and flat rate environment, the Federal Reserve began increasing the Federal Funds rate in 2015. The Company did not experience improvement in its asset yield on loans until such time that the rate increases enabled the loan rates to rise above the floors which had been on the majority of the variable rate loans. During 2017, the increasing rates having reached over 100 basis points, triggered rate changes above the floors and the Company experienced improvement in the interest spread. The improvement in the net interest spread during 2016 and the first half of 2017 directly correlated to the improvement of the Bank’s loan to asset ratio.

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

Officers, other than executive officers, receive incentive pay based on additional criterion. The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals. Officers, therefore, have incentive pay at risk for individual performance. The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank. The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus. For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs. The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself. Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each officer in 2017. Officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year. Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

Dividend Payout Restrictions

We currently pay a quarterly dividend on our common shares. However, there is no assurance that we will be able to pay dividends in the future. Dividends are subject to determination and declaration by our Board of Directors, which takes into account many factors. The declaration of dividends by us on our common stock is subject to the discretion of our Board and to applicable state and federal regulatory limitations. The Company may receive dividends from the Bank which is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company. The Captive also upstreams dividends to the Company when reserve levels are adequately provided for and may not exceed the net income of the prior twelve months.

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

Limited Trading Market

The Company has its shares of stock listed and traded on the NASDAQ Capital Market. The Company’s trading symbol is “FMAO.”

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

The Bank currently maintains retail banking offices at the following locations:

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

In early 2018, the Bank will open a retail banking office in Findlay, Ohio. The land and building were purchased in 2017 and were remodeled. It is a full service office located at 1660 Tiffin Avenue.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has its shares of stock listed on the NASDAQ Stock Market LLC.

On August 18, 2017, the Company’s Board of Directors authorized a two-for-one stock split payable on September 20, 2017, for shareholders of record on September 5, 2017.

There are market makers that set a price for our stock; however, private sales continue to occur. The high and low sale prices of the Company’s stock known to our management, as reported on Bloomberg.com, are as follows:

Stock Prices 2017 (1)
Quarter	Low	High
1st	$17.51	$22.88
2nd	$21.01	$31.27
3rd	$27.63	$43.50
4th	$35.75	$43.66
Stock Prices 2016 (1)
Quarter	Low	High
1st	$13.00	$14.00
2nd	$13.65	$14.48
3rd	$14.10	$16.25
4th	$15.41	$20.00

(1)	Sale prices have been adjusted to reflect a 2-for-1 stock split on September 20, 2017

The Company utilizes Computershare as its transfer agent.

As of December 31, 2017 there were 1,828 record holders of our common stock of which 34.73% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

On the following page is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2017. The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2012 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance. The stock price performance shown on the graph is not necessarily indicative of future performance.

	2012	2013	2014	2015	2016	2017
FMAO	100.00	114.35	141.95	147.10	192.15	430.15
NASDAQ - COMPOSITE	100.00	139.89	160.24	171.35	186.01	238.74
NASDAQ-BANK INDEX	100.00	141.31	147.99	160.51	217.20	228.18

Dividends are declared and paid quarterly. Per share dividends declared for the years ended 2017 and 2016 adjusted for a 2-for-1 stock split on September 20, 2017 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2017	$0.12	$0.12	$0.13	$0.13	$0.50
2016	$0.11	$0.11	$0.12	$0.12	$0.46

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

Dividends declared during 2017 were $0.50 per share totaling $4.58 million, 8.7% higher than 2016 declared dividends of $0.46 per share. During 2017, the Company awarded 32,000 shares to 74 employees and 1,080 shares were forfeited under its long term incentive plan. At year end, 2017, the Company held 1,134,120 shares in Treasury stock and 92,350 in unearned stock awards.

Dividends declared during 2016 were $0.46 per share totaling $4.16 million, 4.5% higher than 2015 declared dividends of $0.44 per share. During 2016, the Company repurchased 14,000 shares and awarded 32,300 restricted shares to 74 employees and 1,546 shares were forfeited under its long term incentive plan. At yearend 2016, the Company held 1,158,250 shares in Treasury stock and 86,300 in unearned stock awards.

The Company continues to have a strong capital base and to maintain regulatory capital ratios that are significantly above the defined regulatory capital ratios.

	2017	2016
Tier I Leverage Ratio	12.02%	11.77%
Risk Based Capital Tier I	14.73%	14.46%
Total Risk Based Capital	15.52%	15.28%
Stockholders’ Equity/Total Assets	12.12%	11.89%
Capital Conservation Buffer	7.52%	7.28%

On January 19, 2018, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 400,000 shares of its outstanding common stock commencing January 19, 2018 and ending December 31, 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining share Repurchases Authorization
10/1/2017 to	—		—		—	400,000
10/31/2017
11/1/2017 to	—		—		—	400,000
11/30/2017
12/1/2017 to	306	(2)	20.52	(2)	—	400,000
12/31/2017

Total	306		20.52		—	400,000

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 20, 2017. On that date, the Board of Directors authorized the repurchase of 200,000 common shares between January 20, 2017 and December 31, 2017. The number of shares authorized to repurchase has been adjusted to reflect a two-for-one split on September 20, 2017.
(2)	Shares which were repurchased for taxes on vested stock awards are outside of this program.

ITEM 6. SELECTED FINANCIAL DATA

Reclassification

Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform with the 2017 presentation.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statement of Income - UNAUDITED

	(In Thousands, except share data)
	2017	2016	2015	2014	2013
Summary of Income:
Interest income	$41,248	$37,727	$33,650	$33,453	$31,428
Interest expense	5,127	4,223	3,587	3,716	4,604

Net Interest Income	36,121	33,504	30,063	29,737	26,824
Provision for loan losses	222	1,121	625	1,191	858

Net interest income after provision for loan losses	35,899	32,383	29,438	28,546	25,966
Other income (expense), net	(17,996)	(16,063)	(15,279)	(15,029)	(13,363)

Net income before income taxes	17,903	16,320	14,159	13,517	12,603
Income taxes	5,183	4,656	3,819	3,871	3,596

Net income	$12,720	$11,664	$10,340	$9,646	$9,007

Per Share of Common Stock:
Earnings per common share outstanding *
Net income (1)	$1.38	$1.27	$1.12	$1.04	$0.97

Dividends (1)	$0.50	$0.46	$0.44	$0.42	$0.41

Weighted average number of shares outstanding, including participating securities (1)	9,250,825	9,224,230	9,234,116	9,256,356	9,353,094

*	Based on weighted average number of shares outstanding
(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

	(In Thousands)
	2017	2016	2015	2014	2013
Total assets	$1,107,009	$1,055,895	$989,068	$941,213	$965,938
Loans, net	816,156	751,310	678,573	615,562	570,363
Total Deposits	919,340	842,203	771,339	762,560	776,464
Stockholders’ equity	134,137	125,577	120,097	114,493	108,340
Key Ratios
Return on average equity	9.75%	9.38%	8.80%	8.72%	8.28%
Return on average assets	1.18%	1.14%	1.08%	1.02%	0.96%
Loans to deposits	88.78%	89.45%	88.14%	80.78%	73.53%
Capital to assets	12.12%	11.89%	12.14%	12.16%	11.22%
Dividend payout	36.02%	35.67%	38.54%	40.04%	41.69%

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

OREO, which is comprised of assets acquired by the Bank, through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.

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

2017 in Review

Unemployment levels continued to decline throughout 2017 as the local economies of Northwest Ohio and Northeast Indiana continued to strengthen. Business profits improved in the market region and the agricultural industry operated in breakeven or with a slight profit mode. Low commodity prices and weather in 2017 influenced the agricultural industry. Rising interest rates did not deter growth or expansion in our service areas.

The Company reached new heights with record earnings for 2017. Net income was over $1 million higher than 2016, ending at $12.7 million. Profitability improved due to the increased loan balances, new product offerings and continued strong asset quality. Net loans grew by $64.8 million with asset size increasing by a slightly smaller $51.1 million. Loans were funded by higher deposit levels, sales and maturities of investment securities.

Improvement in 2017’s net interest income, which was $2.6 million over 2016, was the largest contributing factor in the higher profitability of 2017. This was accomplished through higher loan balances and aided by the two prime rate increases in December 2015 and 2016 along with the three throughout 2017. Interest income benefited from those rate hikes more than the cost increase experienced in interest expense. While 2016 was similar in that loan growth fueled improved interest income, the rate increase was too late in the year to have much impact. Overall, 2016’s net interest income improved by $3.4 million over 2015.

Net income was positively impacted by lower loan provision expense of $0.9 million in 2017 as compared to 2016. Strong asset quality, evidenced by lower nonaccrual, watch list and impaired loan balances and low net charge-offs, negated the need to add to loan provision. The loan loss provision for 2017 was $222 thousand.

The performance of one of our newest offices continue to contribute to overall profitably due to the new relationships being developed. The Company continues to focus on expansion and we opened an office in Indiana at the end of the first quarter 2016. Our location is situated within Huntertown but with a Fort Wayne address. In the fourth quarter of 2016, we opened our Bowling Green, Ohio office in a leased property which the Bank renovated. The Bank has been able to establish ties with the Athletic Department of Bowling Green State University and began offering a credit card to its alumni in 2017. We expect the offices to contribute to earnings during 2018, with great potential for later years. In first quarter 2018, we will open an additional location in Findlay, Ohio.

Our deposit strategy remains focused on growing core deposits and offering additional services. The strategy implemented in 2016 was the addition of “KASASA Cash Back” which we felt would appeal to our younger depositors. This product rewards the account owner based on debit card usage rather than on account balances and focuses on lower cost digital interaction with the Bank through the use of on-line statements. As the name implies, the depositor receives “cash back” for completing a minimum number of debit card transactions when other criteria is met. The strategy expanded to our business depositors in 2017. The business checking offerings were restructured to bundle services and enable customers to choose their desired level of service. The Bank was also able to offer pricing based on a full relationship and not on just the single account. The success of this deposit strategy is evidenced by the growth in non-interest bearing deposits. A discussion on the increase of interest-bearing NOW accounts is covered later.

The slope of the yield curve for most of 2015 and 2016, enabled the Company to continue to sell investment securities with shorter term maturities and recognize a gain without compromising the yield. The opportunity only presented itself at the start of 2017 and the month before the second rate hike of the year. The proceeds were in lower amounts than prior years and mainly used to fund loan growth. For 2016, the recognized gain on the sale of securities was $588 thousand, higher than 2015’s recognized gain of $451 thousand compared to 2017’s much lower gain of $47 thousand. The market value of the security portfolio is in an unrealized loss position. The Company will continue to look for opportunities to utilize the sale of securities from the investment portfolio to fund loan growth.

To facilitate the availability of the investment portfolio to be used for loan growth, the Bank began to offer the insured cash sweep, (“ICS”), which is a sister product of Promontory’s certificate of deposit account registry,

(“CDARs”). ICS provides FDIC insurance coverage through the use of a bank network thereby replacing the use of pledged securities to Ohio public depositors and for daily repurchase agreements to the Bank’s other sweep customers. The process of accepting the new product began in earnest during the fourth quarter of 2016 and with the largest movement of funds completed in early 2017. The change in the process of commercial sweep account pledging is visible by the shift of dollars on the balance sheet from securities sold under agreement to repurchase to interest bearing NOW accounts during 2017 as compared to the balances in 2016. This action does not assure the continued use of the investment portfolio to fund loan growth nor does it assure an ongoing source of income, however, it does assure the availability of the opportunity to do so.

Throughout 2015, 2016 and 2017, the Company has done an exceptional job of recognizing opportunities to provide new or enhanced services and products. A commitment to improve asset quality over the years has also benefited the Company. These opportunities are further discussed in the Material Changes in Results of Operations. The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business in a tough economy while seeking good loans to improve profitability. The Company continues to look for new opportunities to generate and protect revenue while providing additional channels through which to serve our customers and maintain our high level of customer satisfaction. The Company plans to continue on its strategy of expansion into new markets, whether by acquisition or the establishment of new branch office locations.

Material Changes in Results of Operations

Net Interest Income

The discussion now centers on the individual line items of the consolidated statement of income and their effect on net income. This section will focus on the most traditional source of revenue contributing to the profitability of the Company which is net interest income.

Net interest income is the difference between interest income earned on interest earning assets, such as loans and securities, and interest expense paid on interest bearing liabilities used to fund those assets, such as interest bearing deposits and other borrowings. Net interest income is affected by changes in both interest rates and the amount and composition of earning assets and liabilities. The change in net interest income is most often measured by two statistics – interest spread and net interest margin. The difference between the yields earned on earning assets and the rates paid for interest bearing liabilities represents the interest spread. The net interest margin is the difference of funds (interest expense) between the yield on earning assets and the cost as a percentage of earning assets. Because noninterest bearing sources of funds such as demand deposits and stockholders’ equity also support earning assets, the net interest margin exceeds the net interest spread.

As mention previously, the largest factor of the record earnings for 2017 was the $2.6 million improvement in net interest income as compared to 2016. In 2016, net interest income increased $3.4 million as compared to 2015. Interest and fee income from loans were responsible for the improvement. Interest income from loans, including fees, increased almost $3.5 million in 2017 as compared to 2016. This was preceded by a higher increase in 2016 of $4.4 million as compared to 2015. The underlying factors for the reason of the increase differed between the two time periods as 2017 was aided by prime rate increases which drove the effective interest rates on the Bank’s variable loans over their floor rates. Both time periods were similar in that the volume of loan growth was the largest contributing factor to the improved profitability. Given that securities were sold or matured and proceeds used to fund the loan growth, interest income from that balance sheet component has declined each of the last three years. Overall, total interest income was $3.5 million higher for 2017 than 2016 and was $4.1 million higher for 2016 than 2015.

Interest expense increased from all interest bearing funding sources over the time periods shown of 2015 through 2017. This reversed a previous trend of declining interest expense that occurred in 2014 and 2015. Overall, the funding goal the last three years has been to grow core deposits. Two strategies have been employed through the years, one of allowing expensive time deposits to run off until needed for funding and secondly to offer new non-interest bearing deposit products. Both of these strategies were to assist in controlling interest expense in a rising rate environment. During 2017, interest expense from deposits increased by $866 thousand over 2016 and 2016 increased $348 thousand over 2015. The majority of the increased expense of 2017 was influenced by increased rates rather than due to additional cost associated with deposit growth.

Total interest expense (which includes deposit, federal funds purchased, securities sold under agreement to repurchase, and borrowed funds) totaled $5.1, $4.2 and $3.6 million for 2017, 2016 and 2015 respectively. As with the loan discussion earlier, more of the expense is attributable to the rising interest rate environment in 2017 as compared to 2016. In the 2016 to 2015 comparison, the increased expense was almost equally impacted by the increased volume and the increased rates. Borrowed fund balances increased in December of 2015, which impacted 2016 and 2017. Half of 2015’s borrowings have since matured in December of 2017.

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

Overall, we have seen increased improvement in the net interest margin and spread since 2015. Looking at the components behind the change in net interest margin for 2017 as compared to 2016, increased average balances in loans of $59.1 million stands out. The additional revenue of almost $2.8 million that those balances were responsible for was the largest contributor to the improved net yield on loans of 9 basis points. For the first time in many years, loan revenue was also positively impacted by the change in the interest rate. The majority of variable loans with floor rates attained the point where rate increases caused the rate to go above the floor. The Bank had expected 100 basis points of change was needed for this to occur which was reached with the June 2017 Fed Funds rate hike. The next hike did not occur until December of 2017, too late to largely impact 2017 though it will benefit 2018. The large revenue gain in loan interest was offset by the decrease earnings in securities which were used to fund the loan growth. However, the overall asset yield in 2017 still improved by 18 basis points over 2016, as loans earn at a higher rate than the securities.

Increased interest expense correlated to the higher rate environment in which the deposits needed to be garnered. The Bank experienced pressure to offer higher rates to public funds in Ohio due to competition. In the area where the strategic plan was to gather core deposits, the average balance in savings grew by $72.6 million during 2017 as compared to 2016’s average balance. This is somewhat tampered by the reclassification movement from the commercial sweeps which show the average balance on securities sold under agreement to repurchase decreasing by $29.7 million for 2017 as compared to 2016. The net increase therefore would represent increased balances and/or new relationships totaling $42.9 million for 2017. The other average balance increase for core deposits would be the change in non-interest bearing demand deposits. 2017’s average balance in this portfolio was $10.5 million higher than 2016’s average balance. Overall, cost of funds increased 9 basis points for 2017 over 2016. The reason behind the increase was due to rate increases not the volume increases.

The net interest margin for 2017 was 3.65% compared to 2016 which was 3.55%. The 0.10% increase for 2017 was an important factor in the improved profitability for 2017. Net interest spread was 3.48% for 2017 compared to 2016’s 3.39%, creating a 9 basis point difference in the spread. Variable and new loans will reprice higher if the Federal Reserve continues with their stated monetary policy and the challenge will be to control the rate of increase on the deposits. The goal is, as always, to improve the net interest margin and spread and thereby improve profitability.

In comparing 2016 to 2015, loan volume was primarily responsible for the improvement in interest income as the yield on the overall loan portfolio decreased 1 basis point during 2016. The only category of asset yield to increase was the short term federal funds sold and interest bearing deposits which was aided by the Federal Reserve increase in rates of 25 basis points in December 2015 and 2016. Overall, asset yield increased 8 basis points in 2016 as compared to 2015.

The net interest margin also climbed up in 2016, ending 6 basis points over 2015. Asset yield raised 8 basis points and the cost of funds increased only 5 basis points. The yields on the individual segments did not cause the overall improvement as many either decreased or remained unchanged. The improvement in the asset yield was primarily a result of the change in the asset mix. In addition, loans as a percentage of earning assets increased to 75.0% in 2016 compared to 70.8% in 2015. Loans to assets also increased to 70.7% for 2016 compared to 2015’s 65.7%. Overall yield improves when the balances of the highest yield asset increases, which is loans.

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

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, in order to mitigate the higher interest rates and interest expense and to continue to establish the opportunity for fee dollars from services provided, remains for 2018.

Total assets of the Company increased overall as did the earning assets in both average and year end during 2017 and 2016. This matched the movement in interest dollars and in yields. The percentage of average earning assets to total average assets reflects the best utilization of funds. For 2017, the percentage at 93.47% was lower than 2016 at 94.22%. The addition of offices in 2016 increased the non-earning assets with cash balances held at the new offices and also the investment in the capital assets of their building and furniture. 2016 had a portion of those assets in its average balances; however 2017 had them in the average balances for the entire year. For 2015, the percentage of earning assets to total assets was even lower at 92.81%. What made 2017 more profitable was the percentage of average loans to total assets. For 2017, the average balance of loans to total average assets was 72.76%, for 2016, 70.69%, for 2015, 65.73%. Loans are the highest yielding asset for the Company.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities. It is generally from this spread that the Company must fund its operations and generate profit. When the asset yield decreases so must funding costs in order to maintain profitability. It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. The challenge began to change in 2016 as rates increased in December 2015. In a rising rate environment, the challenge is to hold the cost steady while allowing time for the asset portfolio to rise. Floors and ceilings on variable products also impact the level of increase in either scenario. The 25 basis point prime rate increase of 2015 did little to increase the rate on the variable loans because of the floors in place and the spread of rate to prime. The floors provided yield protection in the previous lower rate environment and the rising rates wouldn’t benefit the asset yield until the spread plus prime is higher than the floor. The challenge is to increase the spread during renewals and on new loans. After the December 2015 rate increase, it was another year before the next rate hike in December of 2016. These two rate hikes had little effect on the profitability as the majority of loans were still below the floors. It wasn’t until the third and fourth rate hikes of March and June 2017, that the majority of loans were now either equal to or over the floors. This also helped the asset yield in 2017. The most recent rate hike in December of 2017 will help increase the asset yield for 2018.

In terms of interest expense, 2017’s increase as compared to 2016 was due to the increase in rates. 2016’s increase was due to both an increase in average balances and an increase in rates as compared to 2015.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. In comparing to 2016, 2017 had movements as average balances decreased in all categories other than savings deposits and non-interest bearing liabilities. Other time deposits continued to run off and $5 million of other borrowed money was paid off in December that had been originally borrowed in December 2015 to fund loan growth. Time deposits and other borrowed money term liabilities increased in interest expense in comparing 2016 to 2015. Saving deposits increased in cost for 2016 and 2015 as compared to the preceding years. Fed Funds purchased and securities sold under agreement to repurchase increased for 2016 and was due to increased balance and rate.

The following tables present net interest income, interest spread and net interest margin for the three years 2015 through 2017, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense. The tables show the corresponding average rates of interest earned and paid. The tax-exempt asset yields have been tax adjusted to reflect a marginal corporate tax rate of 34%. Average outstanding loan balances include non-performing loans and mortgage loans held for sale. Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities. The average cost of funds for 2017 was 0.68%, 9 basis points higher than 2016’s 0.59% for interest bearing liabilities.

The yield on Tax-Exempt investment securities shown in the following charts were computed on a tax equivalent basis. The yield on Loans has been tax adjusted for the portion of tax-exempt IDB loans included in the total. Total Interest Earning Assets is therefore also reflecting a tax equivalent yield in both line items, also with the Net Interest Spread and Margin. The adjustments were based on a 34% tax rate and 14 basis points higher than 2015’s 0.54%.

	2017
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$783,140	$37,195	4.76%
Taxable investment securities	154,081	2,815	1.83%
Tax-exempt investment securities	52,192	1,045	3.03%
Federal funds sold & interest bearing deposits	16,597	193	1.16%

Total Interest Earning Assets	1,006,010	$41,248	4.16%

Non-Interest Earning Assets:
Cash and cash equivalents	33,411
Other assets	36,913

Total Assets	$1,076,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$519,580	$2,302	0.44%
Other time deposits	188,443	2,181	1.16%
Other borrowed money	9,960	147	1.48%
Federal funds purchased and securities sold under agreement to repurchase	32,173	497	1.54%

Total Interest Bearing Liabilities	750,156	$5,127	0.68%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	180,129
Other	15,624

Total Liabilities	945,909

Shareholders’ Equity	130,425

Total Liabilities and Shareholders’ Equity	$1,076,334

Interest/Dividend income/yield		$41,248	4.16%
Interest Expense / yield		5,127	0.68%

Net Interest Spread		$36,121	3.48%

Net Interest Margin			3.65%

	2016
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$724,076	$33,703	4.67%
Taxable investment securities	172,647	2,730	1.58%
Tax-exempt investment securities	55,395	1,229	3.36%
Federal funds sold & interest bearing deposits	13,004	65	0.50%

Total Interest Earning Assets	965,122	$37,727	3.98%

Non-Interest Earning Assets:
Cash and cash equivalents	27,348
Other assets	31,848

Total Assets	$1,024,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$446,996	$1,690	0.38%
Other time deposits	194,753	1,927	0.99%
Other borrowed money	10,000	148	1.48%
Federal funds purchased and securities sold under agreement to repurchase	64,825	458	0.71%

Total Interest Bearing Liabilities	716,574	$4,223	0.59%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	169,510
Other	13,896

Total Liabilities	899,980

Shareholders’ Equity	124,338

Total Liabilities and Shareholders’ Equity	$1,024,318

Interest/Dividend income/yield		$37,727	3.98%
Interest Expense / yield		4,223	0.59%

Net Interest Spread		$33,504	3.39%

Net Interest Margin			3.55%

	2015
	(In Thousands)
	Average Balance	Interest/ Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$627,194	$29,293	4.68%
Taxable investment securities	177,833	2,808	1.58%
Tax-exempt investment securities	66,156	1,513	3.47%
Federal funds sold & interest bearing deposits	14,359	36	0.25%

Total Interest Earning Assets	885,542	$33,650	3.90%

Non-Interest Earning Assets:
Cash and cash equivalents	21,333
Other assets	47,284

Total Assets	$954,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest Bearing Liabilities:
Savings deposits	$412,269	$1,557	0.38%
Other time deposits	189,822	1,712	0.90%
Other borrowed money	108	1	0.93%
Federal funds purchased and securities sold under agreement to repurchase	57,918	317	0.55%

Total Interest Bearing Liabilities	660,117	$3,587	0.54%

Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	162,028
Other	14,461

Total Liabilities	836,606

Shareholders’ Equity	117,553

Total Liabilities and Shareholders’ Equity	$954,159

Interest/Dividend income/yield		$33,650	3.89%
Interest Expense / yield		3,587	0.54%

Net Interest Spread		$30,063	3.35%

Net Interest Margin			3.49%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2017 vs 2016
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$3,492	$2,757	$735
Taxable investment securities	85	(294)	379
Tax-exempt investment securities	(184)	(108)	(76)
Federal funds sold & interest bearing deposits	128	18	110

Total Interest Earning Assets	$3,521	$2,373	$1,148

Interest Bearing Liabilities:
Savings deposits	$612	$274	$338
Other time deposits	254	(62)	316
Other borrowed money	(1)	(1)	—
Federal funds purchased and securities sold under agreement to repurchase	39	(231)	270

Total Interest Bearing Liabilities	$904	$(20)	$924

	2016 vs 2015
	(In Thousands)
	Net Change	Due to change in Volume	Rate
Interest Earning Assets:
Loans	$4,410	$4,537	$(127)
Taxable investment securities	(78)	(82)	4
Tax-exempt investment securities	(284)	(373)	89
Federal funds sold & interest bearing deposits	29	(3)	32

Total Interest Earning Assets	$4,077	$4,079	$(2)

Interest Bearing Liabilities:
Savings deposits	$133	$131	$2
Other time deposits	215	44	171
Other borrowed money	147	92	55
Federal funds purchased and securities sold under agreement to repurchase	141	38	103

Total Interest Bearing Liabilities	$636	$305	$331

Non-Interest Income

In comparing line items of the consolidated statements of income for years ended 2015 through 2017, it can be seen where the Company has been spending its time and the impact of the recession and slow recovery. This section will focus on the significant noninterest items that impacted the operations of the Company.

Non-interest income decreased in total for 2017 as compared to 2016, ending at $10.7 million. 2016 had non-interest income of $11.4 million which had exceeded 2015’s $10.8 million.

The Company has concerns with the increased costs associated with regulatory compliance such as the possible loss of revenue from new regulations stemming from the Dodd-Frank Act. History has proven the concern is justified. One area of revenue impacted was overdraft fees. The Bank has ended each of the last 4 years with a lower revenue stream from overdraft fees. This has occurred in spite of the addition of the new offices. Each year, the number of checking accounts has increased along with the balances; however average collected overdraft fees per account decreased. Overdraft fees in 2017 accounted for $2.3 million, 2016 and 2015 accounted for $2.4 million in noninterest income. The Bank had made this an area of focus for 2015 as this revenue stream remains under intense regulator review. In 2015, the Bank adjusted its overdraft program and renamed it “Courtesy Pay.” Courtesy Pay establishes dynamic limits based on a customer’s behavior and likelihood of repayment. The Bank has sought to better service the customer’s needs while decreasing the need for collections and improving profitability. At the current time, profitability has not improved and in 2016 it only slowed the amount of decrease. Service charges on checking accounts increased for 2017. During the second quarter 2017, new business checking products were announced and existing business accounts were converted to one of three new products, Business Essential, Edge or Elite. The new products provided customers with new options to bundle services and for the Bank to utilize the full relationship to determine pricing. This was the next step of implementation for the Bank’s “earn to free” strategic initiative. Upgrades to our digital products and services continue to occur in both retail and business lines. Increases in the number of accounts and the number of services being utilized by our customers accounted for the increase in fees. These fees were up $292.7 thousand in 2017 as compared to 2016. Service charges on checking accounts had leveled off in 2016 only $67.7 thousand higher than 2015. This improvement is credited to the new checking accounts mentioned previously.

The Bank has long promoted the use of debit cards by its customers and continued that philosophy with the introduction of additional new products. 2017 revenue improved $172.5 thousand, 2016 revenue improved $122.4 thousand, and 2015 revenue improved $142.9 thousand from ATM/debit card usage as compared to each of the respective prior years. The Bank receives interchange revenue from each use by a customer of a Bank issued ATM/debit the card. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the non-interest expense section regarding the net effect of debit card activity.

Noninterest income from net gain on sales of loans was the highest in 2016 of the three year periods shown. The change may be related to the increase in rates after the long duration of the flat interest rate environment. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans into the secondary market. Gains of $648.9 and $162.2 thousand were recorded for residential and agricultural real estate respectively for 2017. Gains of $683.7 and $204.0 thousand were recorded for residential and agricultural real estate respectively for 2016. Gains of $559.6 and $140.8 thousand were recorded for residential and agricultural real estate respectively for 2015. In conjunction with these sales, the Bank maintains servicing rights and those income amounts during all three years are included in the customer service fees line item and accounted for $460 thousand in 2017, $555.3 thousand in 2016 and $406.5 thousand in revenue for 2015.

The last line item in the noninterest income section is the net gain on sale of investments. The Bank has taken advantage of this opportunity the last three years and expects to continue as long as the yield curve is favorable to the transaction. The Bank will not increase short-term gains at the sacrifice of long-term profitability. The opportunity greatly lessened in 2017 with the increase in rates. The available for sale security portfolio switched from an unrealized gain position into an unrealized loss position. The decrease in the balance of the security portfolio was due to calls and maturities and not sales made during 2017. Sales were made early in the first quarter before the additional rate hike in March and in May before the rate hike in June occurred and with much lower gains than in the prior years. All of the sales of securities in 2017, 2016 and 2015 of $13.6, $85.7, and $47.0 million respectively were used to fund loan growth. This is a source of funds that will continue to be analyzed for use in the coming year. Gains of $47 thousand were recorded for 2017, $588 thousand for 2016, and $451 thousand for 2015. This line item was largely responsible for the lower non-interest income of 2017 as compared to 2016 and 2015.

Non-Interest Expense

Noninterest expense increased 4.7% in 2017 as compared to 2016 and was preceded by a 5.2% increase in 2016 as compared to 2015. Represented in dollars, 2017 was $1.3 million higher than 2016 and 2016 was $1.4 million higher than 2015. The largest factor behind the increase in both years was the expense of employee salaries and wages. During 2017, an additional $993 thousand was spent over 2016 which correlates to an 8.6% increase. When making the same analysis for 2016 as compared to 2015, 2016’s costs increased $713 thousand or 6.5%. Three main components flow into salaries and wages: base salary, deferred costs, and incentives composed of the expense of restricted stock awards and performance incentives. Base pay has increased with the addition of the three offices of Huntertown, Bowling Green and Sylvania, as well as from the operations of the Captive and through normal yearly increases to the remainder of the employees. Base pay was up $731.2 thousand for 2017 over the previous year and 2016 was up $669.7 thousand over 2015. The full time equivalent number of employees at each yearend increased to 275 for 2017, to 273 for 2016 compared to 2015’s 265.

Incentive pay as it related to performance was up $234.2 thousand in 2017 over 2016 and up $177.4 thousand in 2016 over 2015. Measurements used for award incentive pay had improved in 2017 and 2016 and employees benefited accordingly. The expense for the restricted stock awards has also increased each of the last three years as more shares have been granted to a larger number of employees and the market value of the shares has increased. The market value of the Company’s stock increased significantly with the listing on NASDAQ and being included in the Russell 3000 Index during the second quarter of 2017. An equivalent number of restricted shares were awarded as compared to 2016 though the value of these rewards was higher; therefore the expense for 2017 was higher by $105.3 thousand as compared to 2016 and will likely be higher in 2018 due to the value of the 2017 awards. 2016’s cost for this program was $87.9 thousand higher than 2015. The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see Note 11 of the consolidated financial statements.

Along with the salary and wage increase was an increase in employee benefits in 2017 as compared to 2016. Employee group insurance accounted for the largest portion of the cost, which was an increase of $181.9 thousand over 2016. This was due to an increase in the cost to provide to a larger number of employees along with a higher level of medical claims. The cost of the 401-K retirement plan also increased $72.7 thousand for 2017 as compared to 2016. Overall, employee benefits increased $312 thousand or 9.4% from 2016.

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

Net occupancy expense typically increases as the Company expands, which is what has occurred for 2017 and 2016. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. This division experienced a stronger 2017; however the department was short staffed most of 2015 and 2016. The improved performance of $85.9 thousand in 2017 assisted in keeping the overall increase to net occupancy to $30 thousand.

The 1-4 family mortgage refinancing activity has been slow over the last three years though increasing slightly each year. A correlating expense to that activity is the amortization of mortgage servicing rights. The amortization is the expense that offsets the income recognized when the loan is first made. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. The line items for 2017 indicate a higher number of new loans versus refinances as compared to 2016. The net income for 2017 was $107 thousand; 2016 had net income of $136 thousand and was preceded by net income of $33 thousand for 2015. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. As of December 31, 2017, 3,636 loans are being serviced with corresponding balances of $288.6 million. 2016 had 3,599 loans serviced with corresponding balances of $280.4 million. This was almost identical to the December 31, 2015 number and balance of loans 1-4 family being serviced. As of December 2015, 3,598 loans were being serviced with balances of $275.7 million.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2017	2016	2015
Beginning Year	$2,192	$2,056	$2,023
Capitalized Additions	460	555	407
Amortization	(353)	(419)	(374)
Valuation Allowance	—	—	—

End of Year	$2,299	$2,192	$2,056

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

Data processing costs were actually lower in 2017 as compared to 2016 by $196 thousand. Two reasons for the improvement was the negotiation of an extended contract with our core processor and 2016 had the additional cost of upgrading Bank customer debit cards to incorporate EMV chip card technology. Both already better align with our future strategies while controlling costs. Data processing expense increased $109 thousand during 2016 as compared to an increased $50 thousand during 2015.

The Bank began conducting a review of its core operating system in 2015 which culminated with a decision in the summer 2016 to extend the contract with the Bank’s existing provider, Fiserv, for an additional seven year period. The Bank saw a current reduction in monthly expenses, though that reduction will be utilized to provide additional new product offerings and fund growth. The pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the growth from the newer offices and overall Bank growth. Overall, data processing expense for 2018 may be similar or slightly higher to 2017 with a wider variety of customer offerings.

The FDIC assessment has a decreasing cost trend and that is expected to continue into 2018 as the fourth quarter 2017 assessment was again below that of the previous quarter. This line item speaks to the health of the Bank and the financial industry. The assessment for 2017 was down $77 thousand from 2016 and the assessment for 2016 was down $78 thousand from 2015.

The last line item with significant variation in noninterest expense to discuss is “other general and administrative.” Though 2017 did not increase by as large an amount as 2016 had when compared to 2015, it was still an increase of $200 thousand. The two main reasons behind the increase were the costs associated with listing on the NASDAQ stock market and the cost of offering the Insured Cash Sweep product. Both of these costs have been previously explained along with the benefits that have been provided by incurring said costs. The increase in 2016 over 2015 was much higher at $439 thousand. $249 thousand of the increased expense was a result of management’s decision to accelerate the issuance of “chip” debit cards along with the normal replacement of cards due to fraud and expiration dates. The chip enhanced cards were to help decrease fraud and establish liability with the merchant if the chip was not used in the transaction. The Bank’s cost due to fraud was not lower in 2016; however it helped to mitigate fraud losses in 2017. Advertising and public relations increased also in 2016 by $113 thousand. With the addition of new offices, the credit card launch in conjunction with Bowling Green State University’s athletic department, it was expected to be higher than 2015. The Bank also celebrates the anniversary of office openings with a special event in each community.

Allowance for Credit Losses

Provision expense decreased by $899 thousand for 2017 as compared to 2016. Provision expense increased by $496 thousand for 2016 in response to the significant loan growth for the period. The decrease for 2017 was due to the consistent strong asset quality of the Bank’s loan portfolio as evidenced by low levels of both net charge-offs and delinquencies. Sustained strong asset quality kept the provision expense lower than the growth alone would have warranted. Net charge-offs were $138, $394, and $473 thousand for 2017, 2016 and 2015, respectively. The consumer portfolios had the highest levels of charge-off activity in 2017 and 2016 at $263 and $310 thousand respectively. Net charge offs in the consumer portfolio was $161 and $223 thousand for 2017 and 2016 respectively.

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

Watch list loan balances are comprised of loans graded 5-8. At yearend December 31, 2017 these loans totaled $20.8 million and were $75.9 thousand lower than December 31, 2016. The balances were very similar; however, approximately $1.3 million moved from Agricultural to Commercial Real Estate between yearend 2017 and 2016. Grade 5 decreased $1.8 million in 2017 as compared to 2016 and Grade 6 increased in the same comparison. The majority of the downgrade is represented by one commercial customer. Those associated loans are adequately secured by collateral. These loan balances increased $14.3 million as of December 31, 2016 as compared to same date 2015. The largest increases occurring in the lowest risk grade of 5. The loan grades of 7, which have a greater likelihood of default, all decreased for 2016. All other measurements of asset quality improved during 2016.

At December 31, 2017, 49.8% of the watch list was classified as special mention, with an additional 49.3% classified as substandard. A very small 0.6% or $111.3 thousand of the $20.8 million watch list was classified as doubtful. At yearend 2016, 59.7% of the watch list was comprised of loans classified as special mention, with an additional 39.0% classified as substandard and the remaining 1.3% classified as doubtful. The large increases in special mention and substandard were mainly driven by two loan relationships in the Bank’s commercial real estate portfolio.

Of the aggregate watch list loan balances, as of December 31, 2015, special mention accounted for 36.6% with substandard comprising 49.1% and doubtful accounting for the final 14.3%.

In response to these fluctuations and loan growth during 2015 through 2017, the Bank’s ALLL to outstanding loan coverage percentage changed to 0.83% as of December 31, 2017, 0.89% as of December 31, 2016, and 0.88% as of December 31, 2015.

The above indicators impacting ALLL are reviewed quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated. These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and the ratio of watch list loans to capital, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators consist of more subjective data used to evaluate the potential for inherent losses in the Bank’s loan portfolio. For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted. At the end of each of 2015, 2016 and 2017, improvements were noted in unemployment figures.

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

The ACL increased $94, $736, and $153 thousand during 2017, 2016 and 2015 respectively. The large increase in 2016 directly correlates to the large increase in loan balances. With the improved asset quality, the metrics upon which the ACL is calculated did not support a larger increase in 2017 even though loan growth occurred. The percentage of ACL to the total loan portfolio was 0.91% as of December 31, 2015 and 0.92% as of December 31, 2016, and 0.86% as

of December 31, 2017. December 31, 2017 had the lowest loans past due 30+ day percentage at 0.13% in the last ten years. December 31, 2015 and 2016 were still at respectable lows of 0.32% and 0.23%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Federal Income Taxes

Effective tax rates were 28.95%, 28.53%, and 26.97%, for 2017, 2016 and 2015 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $413, $468, and $554 thousand for 2017, 2016, and 2015, respectively. All years included an increase into a higher tax bracket for income over $10 million. Behind the decrease in 2015 is one of the benefits from the establishment of the Captive subsidiary.

Material Changes in Financial Condition

The shifts in the balance sheet during 2017 and 2016 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by a decrease in the investment portfolio, growth in core deposits and growth in other borrowings generated in 2015 which carried over to 2016 and most of 2017. $5 million of other borrowings were paid off in December of 2017. The cost of funds was impacted by the increase of both interest bearing liabilities and noninterest bearing deposits. Both contributed to improved profitability in 2017 and 2016, and the Company expects continued improvement through 2018.

Average earning assets increased in balances throughout 2017 and 2016. Newer offices have contributed the most towards new loan production. Loan growth in both years was the main factor. 2016 had two offices open, one in each half of the year and operating fully throughout 2017. An additional office will open in early 2018.

Securities

The investment portfolio is primarily used to provide overall liquidity for the Bank. It is also used to provide required collateral for pledging to the Bank’s Ohio public depositors for amounts on deposit in excess of the FDIC coverage limits. It may also be used to pledge for additional borrowings from third parties. Investments are made with the above criteria in mind while still seeking a fair market rate of return, and looking for maturities that fall within the projected overall strategy of the Bank. The possible need to fund future loan growth is also a consideration.

During 2016, the Bank began to utilize Promontory’s ICS, product to replace pledged securities; thereby increasing liquidity. ICS utilizes a nation-wide bank network to provide FDIC insurance coverage to the Bank’s depositors. The Bank is using the product to replace pledged securities to the Bank’s Ohio public customers and for commercial sweep customers previously utilizing daily repurchase agreements to protect balances over $250 thousand. The majority of the commercial accounts converted in 2017 and is evidenced by the movement of funds out of repurchase agreements into interest bearing deposits.

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2017	2016	2015
U.S. Treasury	$20,978	$24,775	$38,505
U.S. Government agencies	80,466	82,474	98,220
Mortgage-backed securities	39,510	48,461	26,324
State and local governments	55,444	62,817	72,066

	$196,398	$218,527	$235,115

The following table sets forth the maturities of investment securities as of December 31, 2017 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security. Tax-equivalent adjustments, using a thirty-four percent rate, have been made in yields on obligations of state and political subdivisions. Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$—	0.00%	$20,978	1.30%
U.S. Government agencies	10,449	1.27%	42,818	1.61%
Mortgage-backed securities	—	0.00%	2,711	2.64%
State and local governments	11,169	1.65%	16,813	2.16%
Taxable state and local governments	—	0.00%	3,076	2.19%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$—	0.00%	$—	0.00%
U.S. Government agencies	27,199	2.00%	—	0.00%
Mortgage-backed securities	2,118	2.92%	34,681	2.00%
State and local governments	15,983	1.63%	2,775	2.03%
Taxable state and local governments	5,628	3.27%	—	0.00%

As of December 31, 2017 the Bank did not hold a large block of any one investment security in excess of 10% of stockholders’ equity. The largest segment of holdings is in US Governments. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.7 million. This is required in order to obtain Federal Home Loan Bank loans. The Bank also owns stock of Farmer Mac with a carrying value of $37.4 thousand which is required to participate loans in the program.

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

The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, excluding loans held for sale:

	(In Thousands)
Loans:	2017	2016	2015	2014	2013
Consumer Real Estate	$83,620	$86,234	$88,189	$97,426	$91,882
Agricultural Real Estate	64,073	62,375	57,277	50,560	44,301
Agricultural	95,111	84,563	82,654	74,611	65,449
Commercial Real Estate	410,520	377,481	322,762	270,188	248,893
Commercial and Industrial	126,275	109,256	100,125	100,126	99,498
Consumer	37,757	33,179	27,770	24,277	21,406
Industrial Development Bonds	6,415	5,732	6,491	4,698	4,358

	$823,771	$758,820	$685,268	$621,886	$575,787

The following table shows the maturity of loans as of December 31, 2017:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$1,185	$13,979	$68,456
Agricultural Real Estate	756	5,910	57,407
Agricultural	60,164	25,499	9,448
Commercial real estate	29,728	125,694	255,098
Commercial and Industrial	71,521	36,402	18,352
Consumer	5,634	23,946	8,177
Industrial Development Bonds	800	65	5,550

	$169,788	$231,495	$422,488

The following table presents the total of loans due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(in Thousands)
	Fixed	Variable
	Rate	Rate	Total
Consumer Real Estate	$76,836	$5,599	$82,435
Agricultural Real Estate	50,971	12,346	63,317
Agricultural	34,248	699	34,947
Commercial Real Estate	289,452	91,340	380,792
Commercial and Industrial	45,730	9,024	54,754
Consumer	32,101	22	32,123
Industrial Development Bonds	5,615	—	5,615

	$534,953	$119,030	$653,983

The following table summarizes the Company’s nonaccrual, past due 90 days or more and still accruing loans, and accruing troubled debt restructurings as of December 31 for each of the last five years:

	(In Thousands)
	2017	2016	2015	2014	2013
Non-accrual loans	$1,003	$1,384	$2,041	$1,705	$3,329
Accruing loans past due 90 days or more	—	—	—	—	—
Troubled Debt Restructurings, not included above	534	559	878	471	485

Total	$1,537	$1,943	$2,919	$2,176	$3,814

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates. Interest income that would have been recorded under the original terms of these loans would have aggregated $205.4 thousand for 2017, $116.1 for 2016 and $117.1 thousand for 2015. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation. A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $57 thousand for 2017, $64 thousand for 2016, $96 thousand for 2015 and $87 thousand for 2014.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected. The Bank had nonaccrual loan balances of $1.0 million at December 31, 2017 compared to balances of $1.4 and $2.0 million as of year-end 2016 and 2015. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2017 the Bank had $20.8 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties. At December 31, 2016, the Bank had $20.6 million of these loans. The increase in 2016 relates to mainly two relationships. At December 31, 2015, the Bank had $7.0 million of these loans. These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve at December 31, 2017 and 2016.

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

As of December 31, 2017, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $95.1 million with an additional $64.1 million in agricultural real estate loans these compared to $84.6 and $62.4 million respectively as of December 31, 2016. The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2017, the Bank had $0.7 million of its loans that were classified as troubled debt restructurings, of which $149.1 thousand are included in non-accrual loans. This compares to $0.7 million as of same date 2016 and the Bank had $1.1 million classified as such as of December 31, 2015.

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

As presented in the table on the next page, charge-offs decreased to $288 thousand for 2017, the lowest level of the five years presented. 91.3% of the charge-offs stemmed from the consumer related portfolios. Charge-offs were $550 thousand for 2016, $1.0 million for 2015, preceded by $778 thousand for 2014 and $1.3 million for 2013. Recoveries were also the lowest in 2017 at $150 thousand compared to $156, $557, $298, and $374 thousand for 2016, 2015, 2014 and 2013, respectively. The net charge-offs for the last five years were all under $1 million. 2017 was the lowest at $138 thousand.

Higher provision expense was used to fund the ALLL for loan growth in 2014 and 2016. For 2013 and 2015, the provision was used to replenish the balance decreased by the net charge-off activity. Overall, the ALLL increased from $5.2 million at yearend 2013 to $6.9 million at yearend 2017. After adding the allowance for unfunded loan commitments, the ACL ended 2017 just under $7.1 million. As the ratios on the bottom of the following table show, the trends for each have continually improved over the five years shown. Asset quality and the ACL are both strong and emphasize the level of credit quality.

In reviewing the bigger picture of the allowance for credit loss, the years with the higher percentage of ACL to total nonperforming loans ratio account for the lower level of nonaccrual and watch list loans. This demonstrates the extended time period with which it has taken to achieve resolution and/or collection of these loans. 2014’s significant and continued loan growth since fourth quarter 2013 was the reason behind 2014’s higher balances as asset quality remained strong. The ratio of ACL to nonperforming loans increased significantly in 2014 which is why provision loan expense was lower in 2015 in comparison. The ACL to nonperforming loans for 2015 remained more than adequate and emphasizes the existing strong level of credit quality. 2017 did not warrant a large provision as the asset quality continued to strengthen. Loan growth occurred, though not at the double digit percentage increases of 2015 and 2016.

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	(In Thousands)
	2017	2016	2015	2014	2013
Loans	$823,024	$758,094	$684,630	$621,467	$575,557

Daily average of outstanding loans	$783,140	$724,076	$627,194	$581,483	$507,126

Allowance for Loan Losses-Jan 1	$6,784	$6,057	$5,905	$5,194	$5,224
Loans Charged off:
Consumer Real Estate	4	106	38	168	147
Agricultural Real Estate	—	—	—	—	—
Agricultural	—	21	—	—	—
Commercial Real Estate	21	93	143	229	164
Commercial and Industrial	—	20	536	—	513
Consumer	263	310	313	381	438

	288	550	1,030	778	1,262

Loan Recoveries:
Consumer Real Estate	13	28	41	34	20
Agricultural Real Estate	—	—	—	—	—
Agricultural	8	10	64	44	5
Commercial Real Estate	15	20	204	4	23
Commercial and Industrial	12	11	91	20	141
Consumer	102	87	157	196	185

	150	156	557	298	374

Net Charge Offs	138	394	473	480	888
Provision for loan loss	222	1,121	625	1,191	858
Acquisition provision for loan loss	—	—	—	—	—
Allowance for Loan & Lease Losses—Dec 31	6,868	6,784	6,057	5,905	5,194
Allowance for Unfunded Loan Commitments & Letters of Credit Dec 31	227	217	208	207	163

Total Allowance for Credit Losses—Dec 31	$7,095	$7,001	$6,265	$6,112	$5,357

Ratio of net charge-offs to average Loans outstanding	0.02%	0.05%	0.08%	0.08%	0.18%

Ratio of the Allowance for Loan Loss to Nonperforming Loans	684.83%	490.39%	293.75%	346.30%	156.03%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2017		2016		2015		2014		2013
	Amount		Amount		Amount		Amount		Amount
	(000’s)%		(000’s)%		(000’s)%		(000’s)%		(000’s)%
Balance at End of Period Applicable To:
Consumer Real Estate	$343	10.11	$316	11.33	$338	12.85	$537	15.68	$257	15.97
Agricultural Real Estate	244	7.78	241	8.22	211	8.35	184	8.13	131	7.70
Agricultural	667	11.57	616	11.17	582	12.09	547	12.00	326	11.37
Commercial Real Estate	3,149	49.81	3,250	49.72	2,516	47.07	2,367	43.48	2,107	43.24
Commercial and Industrial	1,546	16.14	1,318	15.18	1,229	15.58	1,421	16.87	1,359	18.04
Consumer	441	4.59	394	4.38	337	4.06	323	3.84	292	3.68
Unallocated	478	0.00	649	0.00	844	0.00	526	0.00	722	0.00

Allowance for Loan & Lease Losses	$6,868	100.00	$6,784	100.00	$6,057	100.00	$5,905	100.00	$5,194	100.00
Off Balance Sheet Commitments	227		217		208		207		163

Total Allowance for Credit Losses	$7,095		$7,001		$6,265		$6,112		$5,357

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2017 are as follows:

(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$9,264	$18,821	$15,858	$48,424

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2017:
Average balance	$180,129	$286,912	$232,668	$188,443
Average rate	0.00%	0.76%	0.14%	1.16%
December 31, 2016:
Average balance	$169,510	$207,057	$239,939	$194,753
Average rate	0.00%	0.61%	0.18%	0.99%
December 31, 2015:
Average balance	$162,028	$184,941	$227,328	$189,822
Average rate	0.00%	0.62%	0.18%	0.90%

Liquidity

Liquidity remains adequate though down from prior years as the Bank has decreased the investment portfolio to fund loans. The Bank has access to $69 million of unsecured borrowings through correspondent banks and $94.6 million of unpledged securities which may be sold or used as collateral. The amount of unpledged securities increase almost $22.8 million as compared to 2016. This was accomplished with utilizing Promontory’s ICS product to protect Ohio public fund depositors and commercial sweep customers with FDIC coverage rather than pledged securities. For the Bank, an additional $5.7 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $116.8 million available provided adequate collateral is pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities. This is accomplished not only by immediate liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $206.3 for 2017, $228.0 for 2016 and $262.1 million for 2015. This represented 19.2%, 22.3%, and 28.0% of total average assets, respectively. Of the almost $196.4 million of debt securities in the bank’s portfolio as of December 31, 2017, $21.6 million, or 11.0% of the portfolio, is expected to receive payments or mature in 2018. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

In addition to the Bank’s investment portfolio, the Company has $18.9 million held in the holding company’s investment portfolio. $5.1 million of those investments will mature or receive payments in the next twelve months. These funds provide liquidity to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company. The Captive has also upstreamed dividends to the Company and is expected to continue annually as long as reserve levels are adequately provided for. This provides additional liquidity for Company activities.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances increased in all categories with the exception of time deposits as of December 31, 2017 compared to same date 2016. Average total savings balances increased $72.6 million in 2017 as compared to 2016. Core deposit balances as of year-end 2016 increased in all categories. Overall deposits increased an average of $47.1 million in 2016 and $2.6 million in 2015. The Bank also utilized Federal Funds purchased at times during 2015 through 2017. The average balance for 2017 was $2.2 million, for 2016 and 2015 was $1.9 million and $1.2 million respectively. The Bank used this temporary funding source heavier in December 2015 while it secured more permanent funding. During 2016, it was used heavily in the third quarter. The Bank is comfortable accessing these funds on a regular basis.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development. The use of new funds for loans is measured by the loan to deposit ratio. The Bank’s average loan to deposit ratio was 88.2% for 2017, 87.9% for 2016, and 80.7% for 2015. The Bank’s goal is for this ratio to be higher in the 80-90 percent range with loan growth being the driver. The Bank ended the year 2017 at an 89.6% loan to deposit ratio.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $39.5 million at December 31, 2017, $70.3 million at December 31, 2016, and $78.8 million at the end of 2015. These accounts are used to provide a sweep product to the Bank’s commercial customers and for some term deposits. As ICS was implemented, the sweep balances moved into interest bearing deposits and for yearend 2017 the repurchase agreements are for term deposits only.

“Other borrowings” are also a source of funds. Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati. These funds are then used to provide loans in our community. The Bank utilized this funding source in December 2015 by borrowing $10 million. These remained consistent borrowings during 2016 and in December of 2017 $5 million matured and was paid off.

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

Contractual Obligations

Contractual Obligations of the Company totaled $569 million as of December 31, 2017. Excluded from the chart is Federal Funds Purchased of $10.4 million which are immediately payable the next business day. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 4 and 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Securities sold under agreement to repurchase	$29,070	$27,060	$2,010	$—	$—
Time Deposits	187,566	83,734	64,061	39,142	629
Dividends Payable	1,600	1,600	—	—	—
Building Leases	345,818	66,818	72,000	77,000	130,000
Long Term Debt	5,000	5,000	—	—	—

Total	$569,054	$184,212	$138,071	$116,142	$130,629

Capital Resources

Stockholders’ equity was $134.1 million as of December 31, 2017 compared to $125.6 million at December 31, 2016. Dividends declared during 2017 were $0.50 per share totaling $4.6 million and dividends declared during 2016 were $0.46 per share totaling $4.2 million. Throughout 2017, the Company awarded 32,000 shares of restricted stock awards to 74 employees. During 2016, the Company purchased 14,000 shares and awarded 32,300 shares of restricted stock to 74 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. On December 31, 2017 the Company held 1,134,120 shares in Treasury Stock and 92,350 unvested shares of restricted stock. At yearend 2016, the Company held 1,158,250 shares in Treasury stock and 86,300 unvested shares of restricted stock. On January 19, 2018 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 400,000 shares of its outstanding common stock commencing January 19, 2018 and ending December 31, 2018. The Company has a history of approving a similar resolution to be in effect each year for at least the last five years.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios. At December 31, 2017, the Bank and the Company had total risk-based capital ratios of 12.84% and 15.52%, respectively. Core capital to risk-based asset ratios of 12.04% and 14.73% for the Bank and the Company, respectively, are well in excess of regulatory guidelines. The Bank’s leverage ratio of 9.92% is also substantially in excess of regulatory guidelines, as is the Company’s at 12.02%. Under Basel III, the common equity Tier 1 Capital to risk-weighted assets ratios are also well above the required 4.50% and the 6.50% well capitalized levels with the Company at 14.73% and the Bank at 12.04%. For further discussion and analysis of regulatory capital requirements, refer to Note 15 of the Audited Financial Statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total (000)	to Flat Rate
3.05%	0.13%	Rising	3.00%	$30,955	0.02%
3.03%	-0.59%	Rising	2.00%	$30,742	-0.66%
3.02%	-0.71%	Rising	1.00%	$30,714	-0.76%
3.05%	—	Flat	—	$30,947	-
3.29%	7.87%	Falling	-1.00%	$33,430	8.02%
3.18%	4.44%	Falling	-2.00%	$32,363	4.58%
3.04%	-0.08%	Falling	-3.00%	$30,950	0.01%

The shock chart currently shows a slight tightening in net interest margin over the next twelve months in an increasing rate environment and an increase in a falling rate environment. Due to five rate increases since December 2015, the model predicts an expansion in a falling rate of 100 and 200 basis points. At a 300 basis falling rate, the margin will tighten because the cost of funds cannot price below 0% so only asset yield erodes at the higher falling rate environment. The 100 and 200 basis rising rates scenarios are predicted to tighten the net interest margin and produce lower levels of net interest income. This would indicate that the assets yield is predicted to increase slower than the cost of funds will rise. Fixed rate assets or those with a fixed feature in the beginning have a longer time frame than 12 months until they reprice. At a 300 basis point rising environment, the net interest margin and net interest income reverse to a breakeven and widening margin position. The Bank continues to enhance its use of the software model and performs additional stress tests whose results management and the director’s review. Both directional changes are well within risk exposure guidelines. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

ITEM 8. FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2017 and 2016.

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flow for the years ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. (Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes to stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

BKD, LLP

We have served as the Company’s auditor since 2014.

Fort Wayne, Indiana

February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on Internal Control Over Financial Reporting

We have audited Farmers & Merchants Bancorp, Inc.’s (Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 28, 2018, expressed an unqualified opinion.

Basis for Opinion

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control Over Financial Reporting

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

/s/ BKD, LLP

BKD, LLP

Fort Wayne, Indiana

February 28, 2018

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and 2016

(000’s Omitted, Except Per Share Data)

	2017	2016
Assets
Assets
Cash and due from banks	$33,480	$27,348
Federal Funds Sold	987	974

Total cash and cash equivalents	34,467	28,322
Interest-bearing time deposits	4,018	1,915
Securities—available-for-sale	196,398	218,527
Other Securities, at cost	3,717	3,717
Loans held for sale	1,221	2,055
Loans, net	816,156	751,310
Premises and equipment	21,617	21,457
Construction in Progress	109	—
Goodwill	4,074	4,074
Mortgage Servicing Rights	2,299	2,192
Other Real Estate Owned	674	774
Bank Owned Life Insurance	14,523	14,376
Other assets	7,736	7,176

Total Assets	$1,107,009	$1,055,895

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$199,114	$186,390
Interest-bearing
NOW accounts	298,711	230,446
Savings	233,949	226,537
Time	187,566	198,830

Total deposits	919,340	842,203
Federal Funds Purchased and
Securities sold under agreement to repurchase	39,495	70,324
Federal Home Loan Bank (FHLB) Advances	5,000	10,000
Dividend payable	1,193	1,053
Accrued expenses and other liabilities	7,844	6,738

Total liabilities	972,872	930,318

Commitments and Contingencies
Stockholders’ Equity
Common shares No par value 20,000,000 shares authorized; issued & outstanding 10,400,000 shares 12/31/17 and 12/31/16 (1)	11,546	11,947
Treasury Stock -1,134,120 shares 12/31/17, 1,158,250 shares 12/31/16 (1)	(12,160)	(12,267)
Retained earnings	136,577	127,869
Accumulated other comprehensive loss	(1,826)	(1,972)

Total stockholders’ equity	134,137	125,577

Total Liabilities and Stockholders’ Equity	$1,107,009	$1,055,895

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income & Comprehensive Income

Years Ended December 31, 2017, 2016 and 2015

(000’s Omitted, Except Per Share Data)

	2017	2016	2015
Interest Income
Loans, including fees	$37,195	$33,703	$29,293
Debt securities:
U.S. Treasury and government agencies	2,480	2,373	2,434
Municipalities	1,193	1,437	1,739
Dividends	187	149	148
Federal funds sold	69	22	8
Other	124	43	28

Total interest income	41,248	37,727	33,650
Interest Expense
Deposits	4,483	3,617	3,269
Federal funds purchased and securities sold under agreements to repurchase	497	458	317
Borrowed funds	147	148	1

Total interest expense	5,127	4,223	3,587

Net Interest Income—Before provision for loan losses	36,121	33,504	30,063
Provision for Loan Losses	222	1,121	625

Net Interest Income After Provision
For Loan Losses	35,899	32,383	29,438
Noninterest Income
Customer service fees	5,609	6,118	5,847
Other service charges and fees	4,268	3,774	3,790
Net gain on sale of loans	811	888	700
Net gain on sale of available-for-sale securities	47	588	451

Total noninterest income	10,735	11,368	10,788
Noninterest Expense
Salaries and Wages	12,613	11,620	10,907
Employee benefits	3,635	3,323	3,555
Net occupancy expense	1,489	1,459	1,352
Furniture and equipment	1,858	1,724	1,629
Data processing	1,213	1,409	1,300
Franchise taxes	902	878	746
Net loss on sale of other assets owned	27	81	47
FDIC Assessment	330	407	485
Mortgage servicing rights amortization	353	419	374
Other general and administrative	6,311	6,111	5,672

Total other operating expenses	28,731	27,431	26,067

Income Before Income Taxes	17,903	16,320	14,159
Income Taxes	5,183	4,656	3,819

Net Income	12,720	11,664	10,340

Other Comprehensive Income (Loss) (Net of Tax):

Net unrealized gain (loss) on available-for-sale securities	267	(2,721)	100
Reclassification adjustment for gain on sale of available-for-sale securities	(47)	(588)	(451)

Net unrealized gain (loss) on available-for-sale securities	220	(3,309)	(351)
Tax expense (benefit)	74	(1,125)	(119)

Other comprehensive income (loss)	146	(2,184)	(232)

Comprehensive Income	$12,866	$9,480	$10,108

Earnings Per Share—Basic and Diluted (1)	$1.38	$1.27	$1.12

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(000’s Omitted, Except Per Share Data)

	Shares of Common Stock	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance - January 1, 2015 (1)	9,254,676	$12,222	$(11,928)	$113,755	$444	$114,493
Net income				10,340		10,340
Other comprehensive loss					(232)	(232)
Purchase of Treasury Stock	(61,370)		(803)			(803)
Issuance of 32,000 shares of restricted stock (Net of Forfeitures - 200 Repurchases - 38)	31,762	(450)	342	78		(30)
Stock-based compensation expense		314				314
Cash dividends declared - $0.44 per share				(3,985)		(3,985)

Balance - December 31, 2015	9,225,068	$12,086	$(12,389)	$120,188	$212	$120,097
Net income				11,664		11,664
Other comprehensive loss					(2,184)	(2,184)
Purchase of Treasury Stock	(14,000)		(194)			(194)
Issuance of 32,300 shares of restricted stock (Net of Forfeitures - 1,546 Repurchases - 72)	30,682	(541)	316	178		(47)
Stock-based compensation expense		402				402
Cash dividends declared - $0.46 per share				(4,161)		(4,161)

Balance - December 31, 2016	9,241,750	$11,947	$(12,267)	$127,869	$(1,972)	$125,577

Net income				12,720		12,720
Other comprehensive income					146	146
Purchase of Treasury Stock						0
Purchase of Treasury Stock related to stock award	(6,790)		(196)			(196)
Issuance of 32,000 shares of restricted stock (Net of Forfeitures - 1,080)	30,920	(908)	303	570		(35)
Stock-based compensation expense		507				507
Cash dividends declared - $0.50 per share				(4,582)		(4,582)

Balance - December 31, 2017	9,265,880	$11,546	$(12,160)	$136,577	$(1,826)	$134,137

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

See notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(000’s Omitted)

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$12,720	$11,664	$10,340
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,613	1,464	1,365
Amortization of available-for-sale securities, net	1,106	1,146	1,239
Amortization of servicing rights	353	419	374
Amortization of core deposit intangible	245	323	323
Compensation expense related to stock awards	507	402	314
Provision for loan loss	222	1,121	625
Gain on sale of loans held for sale	(811)	(888)	(700)
Originations of loans held for sale	(57,391)	(66,014)	(52,706)
Proceeds from sale of loans held for sale	59,520	63,988	52,764
Loss on sale of other assets owned	27	81	47
Gain on sales of available-for sale securities	(47)	(588)	(451)
Change in other assets and other liabilities, net	1,194	(688)	1,275

Net cash provided by operating activities	19,258	12,430	14,809

Cash Flows from Investing Activities
Activity in securities:
Maturities, prepayments and calls	23,064	41,825	26,059
Sales	13,562	85,723	47,029
Purchases	(15,335)	(114,819)	(60,925)
Change in interest-bearing time deposits	(2,103)	(1,915)	—
Proceeds from sales of other assets owned	21	41	64
Additions to premises and equipment	(1,794)	(2,406)	(1,716)
Loan originations and principal collections, net	(67,197)	(72,639)	(64,483)

Net cash used in investing activities	(49,782)	(64,190)	(53,972)

Cash Flows from Financing Activities
Net change in deposits	77,137	70,864	8,779
Net change in federal funds purchased and securities sold under agreements to repurchase	(30,829)	(8,491)	22,853
Proceeds of FHLB advances	—	—	10,000
Repayment of FHLB advances	(5,000)	—	—
Purchase of Treasury Stock	(196)	(194)	(803)
Cash dividends paid on common stock	(4,443)	(4,115)	(3,943)

Net cash provided by financing activities	36,669	58,064	36,886

Net Increase (Decrease) in Cash and Cash Equivalents	6,145	6,304	(2,277)
Cash and Cash Equivalents - Beginning of Year	28,322	22,018	24,295

Cash and Cash Equivalents - End of Year	$34,467	$28,322	$22,018

Supplemental Information
Cash paid during the year for:
Interest	$5,064	$4,151	$3,610

Income taxes	$5,102	$5,012	$3,079

Noncash investing activities:
Transfer of loans to other real estate owned	$59	$419	$231

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

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

December 31, 2017, 2016, 2015

Note 1 - Summary of Significant Accounting Policies (Continued)

Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $11.4 million for December 31, 2017 and it was $5.0 million for December 31, 2016. The Company and its subsidiaries maintain cash balances with high quality credit institutions. At times such balances may be in excess of the federally insured limits.

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

December 31, 2017, 2016, 2015

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

December 31, 2017, 2016, 2015

Note 1 - Summary of Significant Accounting Policies (Continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of financial assets. Capitalized servicing rights are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received. Costs of servicing loans are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for impairment and any such impairment is recognized in the period identified. Periodically the Bank will have an independent third party assess the possibility of impairment of Goodwill. Such an assessment was performed as of September 30, 2017. The goodwill impairment analysis consisted of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting unity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350. The engagement would have expanded to the second step goodwill impairment valuation if necessary; however the findings showed the second step was not warranted. The analysis confirmed no impairment was likely. Therefore, the Bank concluded it is unlikely impairment of Goodwill has occurred from the goodwill established from the Bank’s acquisition which occurred on December 31, 2007.

Other intangible assets consist of core deposit intangible assets arising from business acquisitions. They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives and evaluated for impairment. These assets are included in other assets on the consolidated balance sheets.

Off Balance Sheet Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus the estimated costs to sell. Foreclosed real estate is classified as other real estate owned. The net loss from operations of foreclosed real estate held for sale is reported in non-interest expense. At December 31, the Bank’s holding of other real estate owned totaled $674 thousand and approximately $774 thousand for 2017 and 2016, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2017 and 2016. With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2014.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. On August 18, 2017, the Company’s Board of Directors authorized a two-for-one stock split payable on September 20, 2017, for shareholders of record on September 5, 2017. See Note 12 for additional information.

Stock-Based Compensation

The fair value of restricted common stock is their fair market value on the date of grant. The fair value of restricted stock is amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in salaries and wages in the consolidated statements of income.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	(In Thousands)
	2017	2016	2015
Net unrealized gain (loss) on available-for-sale securities	$267	$(2,721)	$100
Reclassification adjustment for gain on sale of available-for-sale securities	(47)	(588)	(451)

Net unrealized gains (losses)	220	(3,309)	(351)
Tax expense (benefit)	74	(1,125)	(119)

Other comprehensive income (loss)	$146	$(2,184)	$(232)

Reclassification

Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform with the 2017 presentation. These reclassifications had no effect on net income.

Subsequent Events

On January 19, 2018, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 400,000 shares of its outstanding common stock commencing January 19, 2018 and ending December 31, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company has determined, based on analysis performed, that ASU No 2014-09 will not have a significant impact on its financial statements. Several of the Company’s revenue streams are scoped out of the standard. However, there will be some additional disclosures that will be required.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 1 - Summary of Significant Accounting Policies (Continued)

requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in a accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is assessing the impact of ASU 2016-01 on its accounting and disclosures. We will fully implement in first quarter 2018 as we work with third party vendors.

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

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results. At this time an additional external advisor has not been contracted, though the Bank has been reviewing the use of external software.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) – Restricted Cash.” ASU-2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for public business entities for fiscal years beginning after

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 1 - Summary of Significant Accounting Policies (Continued)

December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted including adoption in an interim period. The Company has assessed ASU 2016-18 and does not expect a material impact on its accounting and disclosures as it currently does not have what would be considered “Restricted cash” at this time.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and adoption is permitted under certain circumstances. The company has assessed ASU 2017-01 and does not expect it to have a material impact on its accounting and disclosures.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and other (Topic 350) – Simplifying the Test for Goodwill Impairment” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material impact on its accounting disclosures, as goodwill testing has been completed annually without any impairment concerns. An independent third party performed step 1 of the testing in 2017 and the company will perform a self-assessment in the next year.

In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-08 “Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debit Securities.” These amendments shorten the amortization period for certain callable debit securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does plan to choose early adoption of this standard as of January 1, 2018. Overall, the impact to the Company is not material. Just over $30 thousand of accelerated amortization expense will be booked and the adjustment run through retained earnings. This will not alter the Bank or Company’s well capitalized status. The Bank’s Municipal Tax-Exempt category of securities was the only category affected by the adoption.

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09 “Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting.” These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 7l8. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted ASU 2016-09 on January 1, 2017. ASU 2016-09 also requires that companies make an accounting policy election regarding forfeitures, to either estimate the number of awards that are expected to vest or account for them when they occur. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 1 - Summary of Significant Accounting Policies (Continued)

In December 2017, President Trump signed into law a tax reform act. Under the current accounting guidance in Accounting Standards Codification (ASC) 740, Income Taxes, the Company and its subsidiaries were required to account for the effect of the change in income tax rates and deferred balances in the period when the legislation is enacted which was December 2017. The adjustment of the deferred tax assets was less than $8 thousand on a consolidated basis. The Company is currently waiting to evaluate FASB’s possible accounting rule regarding treatment of the remaining stranded tax effects. The Company will choose to adopt such treatment as of January 1, 2018.

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

The amortization expense for the years ended December 31, 2017, 2016 and 2015 was $245, $323, and $323 thousand, respectively.

Amortization expense of the core deposit intangible assets remaining is as follows:

Custar
2018	$167
2019	167
2020	161

Total	$495

Note 3 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-Sale:
U.S. Treasury	$21,219	$—	$(241)	$20,978
U.S. Government agencies	82,198	—	(1,732)	80,466
Mortgage-backed securities	40,236	64	(790)	39,510
State and local governments	55,512	437	(505)	55,444

Total available-for-sale securities	$199,165	$501	$(3,268)	$196,398

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 3 – Securities (Continued)

	(In Thousands)
	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-Sale:
U.S. Treasury	$24,920	$1	$(146)	$24,775
U.S. Government agencies	84,266	3	(1,795)	82,474
Mortgage-backed securities	49,155	185	(879)	48,461
State and local governments	63,173	634	(990)	62,817

Total available-for-sale securities	$221,514	$823	$(3,810)	$218,527

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

Information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2017
	(In Thousands) Less Than Twelve Months		(In Thousands) Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(36)	$6,924	$(205)	$14,054
U.S. Government agencies	(314)	27,328	(1,418)	53,139
Mortgage-backed securities	(70)	7,149	(720)	28,080
State and local governments	(205)	24,999	(300)	11,567

Total available-for-sales securities	$(625)	$66,400	$(2,643)	$106,840

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 3 – Securities (Continued)

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

Sales of $13.6, $85.7, and $47.0 million for 2017, 2016, and 2015 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2017	2016	2015
Gross realized gains	$58	$598	$451
Gross realized losses	(11)	(10)	—

Net realized gains	$47	$588	$451

Tax expense related to net realized gains	$16	$200	$153

The net realized gain on sales and related tax expense is a reclassification out of accumulated other comprehensive income. The net realized gain is included in net gain on sale of securities available-for-sale and the related tax expense is included in income tax expense in the consolidated statements of income and comprehensive income (loss).

The amortized cost and fair value of debt securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$21,644	$21,618
After one year through five years	84,514	83,685
After five years through ten years	49,908	48,810
After ten years	2,863	2,775

Total	$158,929	$156,888
Mortgage-backed securities	40,236	39,510

Total	$199,165	$196,398

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 3 – Securities (Continued)

Investments with a carrying value and fair value of $82.9 million at December 31, 2017 and $129.4 million at December 31, 2016 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of December 31, 2017 and 2016.

Note 4 - Loans

The Company had $1.2 million in loans held for sale at December 31, 2017 as compared to $2.1 million in loans held for sale at December 31, 2016.

Loans at December 31 are summarized below:

	(in Thousands)
Loans:	2017	2016
Consumer Real Estate	$83,620	$86,234
Agricultural Real Estate	64,073	62,375
Agricultural	95,111	84,563
Commercial Real Estate	410,520	377,481
Commercial and Industrial	126,275	109,256
Consumer	37,757	33,179
Industrial Development Bonds	6,415	5,732

	$823,771	$758,820
Less: Net deferred loan fees and costs	(747)	(726)

	823,024	758,094
Less: Allowance for loan losses	(6,868)	(6,784)

Loans - Net	$816,156	$751,310

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

December 31, 2017, 2016, 2015

Note 4 – Loans (Continued)

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

The following is a maturity schedule by major category of loans at December 31, 2017:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years	Total
Consumer Real Estate	$1,185	$13,979	$68,456	$83,620
Agricultural Real Estate	756	5,910	57,407	64,073
Agricultural	60,164	25,499	9,448	95,111
Commercial Real Estate	29,728	125,694	255,098	410,520
Commercial and Industrial	71,521	36,402	18,352	126,275
Consumer	5,634	23,946	8,177	37,757
Industrial Development Bonds	800	65	5,550	6,415

	$169,788	$231,495	$422,488	$823,771

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2017:

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer Real Estate	$43,283	$40,337
Agricultural Real Estate	46,121	17,952
Agricultural	32,585	62,526
Commercial Real Estate	262,713	147,807
Commercial and Industrial	43,434	82,841
Consumer	32,869	4,888
Industrial Development Bonds	6,415	—

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 4 – Loans (Continued)

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2017 and 2016, net of deferred loan fees and costs:

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$565	$212	$113	$890	$82,310	$83,200	$—
Agricultural Real Estate	—	—	101	101	63,943	64,044	—
Agricultural	—	—	—	—	95,238	95,238	—
Commercial Real Estate	—	—	38	38	409,915	409,953	—
Commercial and Industrial	—	42	—	42	132,745	132,787	—
Consumer	34	2	7	43	37,759	37,802	—

Total	$599	$256	$259	$1,114	$821,910	$823,024	$—

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$882	$15	$507	$1,404	$84,469	$85,873	$—
Agricultural Real Estate	12	—	132	144	62,192	62,336	—
Agricultural	101	—	—	101	84,591	84,692	—
Commercial Real Estate	60	—	—	60	376,827	376,887	—
Commercial and Industrial	—	—	—	—	115,093	115,093	—
Consumer	29	6	—	35	33,178	33,213	—

Total	$1,084	$21	$639	$1,744	$756,350	$758,094	$—

The following table presents the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2017 and December 31, 2016:

	(In Thousands)
	2017	2016
Consumer Real Estate	$708	$1,091
Agricultural Real Estate	101	132
Agriculture	—	—
Commercial Real Estate	38	—
Commercial and Industrial	149	161
Consumer	7	—

Total	$1,003	$1,384

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

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

December 31, 2017, 2016, 2015

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

68

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 4 – Loans (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2017 and December 31, 2016.

	(In Thousands)
	Agricultural Real Estate		Agricultural		Commercial Real Estate		Commercial and Industrial		Industrial Development Bonds
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
1-2	$4,143	$4,399	$6,558	$7,334	$1,244	$677	$9,205	$10,060	$—	$—
3	15,244	16,660	37,267	31,397	32,498	27,858	15,277	14,064	3,489	2,640
4	43,416	39,808	51,312	44,560	359,600	333,523	99,581	83,100	2,926	3,092
5	1,125	1,209	101	1,234	7,758	8,321	1,381	1,379	—	—
6	116	260	—	167	8,853	6,508	817	641	—	—
7	—	—	—	—	—	—	111	117	—	—
8	—	—	—	—	—	—	—	—	—	—

Total	$64,044	$62,336	$95,238	$84,692	$409,953	$376,887	$126,372	$109,361	$6,415	$5,732

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2017 and December 31, 2016.

	(In Thousands)
	Consumer Real Estate
	2017	2016
Grade
Pass	$82,632	$85,322
Special mention (5)	—	25
Substandard (6)	488	368
Doubtful (7)	80	158

Total	$83,200	$85,873

	(In Thousands)
	Consumer - Credit Card		Consumer - Other
	2017	2016	2017	2016
Performing	$4,108	$4,061	$33,666	$29,120
Nonperforming	—	—	28	32

Total	$4,108	$4,061	$33,694	$29,152

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 4 – Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2017 and 2016 are as follows:

	(In Thousands)
	2017	2016
Impaired loans without a valuation allowance	$1,131	$1,141
Impaired loans with a valuation allowance	614	711

Total impaired loans	$1,745	$1,852

Valuation allowance related to impaired loans	$106	$135

Total non-accrual loans	$1,003	$1,384

Total loans past-due ninety days or more and still accruing	$—	$—

	(in Thousands)
	2017	2016	2015
Average investment in impaired loans	$1,885	$1,802	$2,509

Interest income recognized on impaired loans	$57	$64	$96

Interest income recognized on a cash basis on impaired loans	$23	$27	$60

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $0.7 million of its impaired loans classified as trouble debt restructured as of December 31, 2017 and December 31, 2016.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 4 – Loans (Continued)

The following table represents the years ended December 31, 2017 and 2016.

		(In thousands)				(In thousands)
December 31, 2017 Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	December 31, 2016 Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial Real Estate	0	$—	$—	Commercial Real Estate	1	$138	$138
Commercial and Industrial	1	38	38	Commercial and Industrial	0	—	—

For the years ended December 31, 2017 and 2016, there were no TDR’s that subsequently defaulted after modification.

For the Bank’s impaired loans, the Bank may apply the observable market price methodology or utilize a measurement incorporating the present value of expected future cash flows discounted at the loan’s effective rate of interest. To determine observable market price, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate. In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the collateral value used.

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance. A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency. At 120 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial and agricultural credits are charged down at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-off may be realized as further unsecured positions are recognized

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 4 – Loans (Continued)

The following tables present loans individually evaluated for impairment by portfolio class of loans as of December 31, 2017 and 2016:

	(In Thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
2017
With no related allowance recorded:
Consumer Real Estate	$495	$495	$—	$911	$30	$21
Agricultural Real Estate	101	101	—	123	—	—
Agricultural	—	—	—	27	—	—
Commercial Real Estate	202	202	—	51	1	—
Commercial and Industrial	333	333	—	85	2	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	80	80	21	88	—	—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	423	423	46	486	24	2
Commercial and Industrial	111	111	39	114	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$575	$575	$21	$999	$30	$21

Agricultural Real Estate	$101	$101	$—	$123	$—	$—

Agricultural	$—	$—	$—	$27	$—	$—

Commercial Real Estate	$625	$625	$46	$537	$25	$2

Commercial and Industrial	$444	$444	$39	$199	$2	$—

Consumer	$—	$—	$—	$—	$—	$—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 4 - Loans (Continued)

On January 1, 2015, the Company adopted Accounting Standards Update (ASU) 2014-04, “Receivables,—Troubled Debt Restructuring by Creditors.” As of December 31, 2017 the Company had $25 thousand of foreclosed residential real estate property obtained by physical possession and $54 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $169 thousand of foreclosed residential real estate property obtained by physical possession and $112 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions as of December 31, 2016.

The ALLL has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2017	2016	2015
Allowance for Loan Losses
Balance at beginning of year	$6,784	$6,057	$5,905
Provision for loan loss	222	1,121	625
Loans charged off	(288)	(550)	(1,030)
Recoveries	150	156	557

Balance at ending of year	$6,868	$6,784	$6,057

Allowance for Unfunded Loan Commitments & Letters of Credit	$227	$217	$208

Total Allowance for Credit Losses	$7,095	$7,001	$6,265

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 4 – Loans (Continued)

Additional analysis related to the allowance for credit losses as of December 31, 2017 and 2016 is as follows:

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001
Charge Offs	(4)	—	—	(21)	—	(263)	—	—	(288)
Recoveries	13	—	8	15	12	102	—	—	150
Provision (Credit)	18	3	43	(95)	216	208	—	(171)	222
Other Non-interest expense related to unfunded	—	—	—	—	—	—	10	—	10
Ending Balance	$343	$244	$667	$3,149	$1,546	$441	$227	$478	$7,095

Ending balance: individually evaluated for impairment	$21	$—	$—	$46	$39	$—	$—	$—	$106

Ending balance: collectively evaluated for impairment	$322	$244	$667	$3,103	$1,507	$441	$227	$478	$6,989

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCING RECEIVABLES:
Ending balance	$83,200	$64,044	$95,238	$409,953	$132,787	$37,802	$—	$—	$823,024

Ending balance: individually evaluated for impairment	$575	$101	$—	$625	$444	$—	$—	$—	$1,745

Ending balance: collectively evaluated for impairment	$82,625	$63,943	$95,238	$409,328	$132,343	$37,802	$—	$—	$821,279

Ending balance: loans acquired with deteriorated credit quality	$122	$—	$—	$—	$—	$—	$—	$—	$122

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 4 – Loans (Continued)

	(In Thousands)
	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
2016
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$338	$211	$582	$2,516	$1,229	$337	$208	$844	$6,265
Charge Offs	(106)	—	(21)	(93)	(20)	(310)	—	—	(550)
Recoveries	28	—	10	20	11	87	—	—	156
Provision (Credit)	56	30	45	807	98	280	—	(195)	1,121
Other Non-interest expense related to unfunded	—	—	—	—	—	—	9	—	9

Ending Balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001

Ending balance: individually evaluated for impairment	$34	$—	$—	$66	$35	$—	$—	$—	$135

Ending balance: collectively evaluated for impairment	$282	$241	$616	$3,184	$1,283	$394	$217	$649	$6,866

Ending balance: loans acquired with deteriorated credit quality	$1	$—	$—	$—	$—	$—	$—	$—	$1

FINANCING RECEIVABLES:
Ending balance	$85,873	$62,336	$84,692	$376,887	$115,093	$33,213	$—	$—	$758,094

Ending balance: individually evaluated for impairment	$1,103	$132	$—	$501	$116	$—	$—	$—	$1,852

Ending balance: collectively evaluated for impairment	$84,770	$62,204	$84,692	$376,386	$114,977	$33,213	$—	$—	$756,242

Ending balance: loans acquired with deteriorated credit quality	$200	$—	$—	$—	$—	$—	$—	$—	$200

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 5 - Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2017	2016
Land	$5,892	$5,647
Buildings (useful life 15-39 years)	23,977	23,526
Furnishings (useful life 3-15 years)	13,351	12,673

	43,220	41,846
Less: Accumulated depreciation	(21,603)	(20,389)

Premises and Equipment (Net)	$21,617	$21,457

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 amounted to $1.6, $1.5, and $1.4 million, respectively.

Construction in Progress of $109 thousand as of December 31, 2017 represented remodeling expenses incurred for a building purchased in Findlay, Ohio to be opened first quarter 2018.

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others were $288.6 and $280.4 million at December 31, 2017 and 2016, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2017 and 2016, was $2.3 and $2.2 million, respectively. The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income.

The fair market value of the capitalized servicing rights as of December 31, 2017 and 2016 was $3.1 million and $2.5 million, respectively. The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions. An average constant prepayment rate of 10.4% and 14.3% were utilized for 2017 and 2016, respectively. All stratums showed positive values compared to carrying value using a discount yield of 6.07% for 2017 and 5.38% for 2016.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 6 – Servicing (Continued)

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2017	2016
Beginning Year	$2,192	$2,056
Capitalized Additions	460	555
Amortization	(353)	(419)
Valuation Allowance	—	—

End of Year	$2,299	$2,192

Note 7 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2017	2016
Time deposits under $250,000	$165,866	$179,387
Time deposits of $250,000 or more	21,700	19,443

	$187,566	$198,830

At December 31, 2017 the scheduled maturities for time deposits are as follows:

(In Thousands)
2018	$83,734
2019	38,274
2020	25,787
2021	26,441
2022	12,701
Thereafter	629
$187,566

Note 8 - Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2017 and 2016 securities with a market value of $35.9 million and $55.2 million, respectively, were pledged to secure the repurchase agreements. The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s Federal Funds purchased.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 8 - Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Continued)

		Daily Securities Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2017	$6,145	1.19%	$14,929	$10,253	0.96%
2016	$32,814	0.20%	$43,929	$39,928	0.10%

		Term CD’s Sold Under Agreement to Repurchase
	Amount Outstanding at End of Period (000’s)	Weighted Average Rate End of Period	Maximum Amount Borrowings Outstanding Month End (000’s)	Approximate Average Outstanding in Period (000’s)	Approximate Weighted Average Interest Rate For the Period
2017	$22,925	1.97%	$22,925	$21,172	1.81%
2016	$20,510	1.96%	$20,510	$19,562	1.88%

The Company had $10.4 and $17.0 million of Federal Funds Purchased as of December 31, 2017 and December 31, 2016 respectively. The $29.1 million in Securities Sold Under Agreements to Repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements December 31, 2017.

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds Purchased	$10,425	$—	$—	$—	$10,425
Repurchase Agreements US Treasury & agency securities	6,145	—	—	22,925	29,070

Total	$16,570	$—	$—	$22,925	$39,495

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 9 - Federal Home Loan Bank Advances

Long term debit consists of various loans from the Federal Home Loan Bank. Repayment structures vary, ranging from monthly installments, annual payments or upon maturity. Interest payments are due monthly. As of December 31, 2017, the Bank had one loan which was structured as single maturity with interest rate of 1.61%. Total borrowings were $5.0 million and $10.0 million for December 31, 2017 and 2016, respectively. The advances were secured by $17.3 and $17.9 million of mortgage loans as of December 31, 2017 and 2016, respectively under a blanket collateral agreement.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank. Future obligations of the advances are as follows at December 31, 2017:

(In Thousands)
2018	$5,000

The Bank had access to $69 million and $58 million of unsecured borrowings through correspondent banks as of both December 31, 2017 and December 31, 2016. $94.6 million and $71.8 million at the end of the same time periods, respectively, were unpledged securities which could be sold or used as collateral. An additional $5.7 million at December 31, 2017, and $4.7 million at December 31, 2016, were available from the Federal Home Loan Bank based on current pledging, with up to $116.8 million and $115.7 million, respectively, available provided adequate collateral is pledged.

Note 10 - Federal Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Cuts and Jobs Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us.

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. We recognized a net tax benefit related to the remeasurement of our deferred tax assets and liabilities totaling $8 thousand.

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2017	2016	2015
Current:
Federal	$5,162	$4,601	$3,941
Deferred:
Federal	29	55	(122)
Federal - impact of enacted changes in tax law	(8)	—	—

	$5,183	$4,656	$3,819

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 10 - Federal Income Taxes (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2017	2016	2015
Income tax at statutory rates	$6,045	$5,521	$4,792
Decrease resulting from:
Tax exempt interest	(413)	(468)	(554)
Adjustment of deferred taxes for enacted changes in tax law	(8)	—	—
Section 831 deduction	(318)	(351)	(351)
Change in other	(123)	(46)	(68)

	$5,183	$4,656	$3,819

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2017	2016
Deferred Tax Assets:
Allowance for loan losses	$1,464	$2,326
Other	399	553
Net unrealized gain on available- for-sale securities	581	1,016

Total deferred tax assets	2,444	3,895
Deferred Tax Liabilities:
Accreted discounts on bonds	55	83
FHLB stock dividends	462	744
Mortgage servicing rights	490	752
Other	1,185	1,745
Net unrealized gain on available- for-sale securities	—	—

Total deferred tax liabilities	2,192	3,324

Net Deferred Tax Asset	$252	$571

Note 11 - Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $972, $877 and $835 thousand for 2017, 2016 and 2015, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 11 - Employee Benefit Plans (Continued)

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 32,000 shares of restricted stock were issued to 74 employees during 2017, 32,300 shares of restricted stock were issued to 74 employees during 2016 and 32,000 shares of restricted stock were issued to 67 employees during 2015. Under the plan, the shares vest 100% in three years. During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 1,080, 1,546, and 200 forfeited during 2017, 2016 and 2015, respectively. During 2017, 1 employee retired and received 640 shares from the shares awarded in 2014, 2015 and 2016. During 2016, due to retirement, 4 employees received 2,394 shares from awards granted in 2013, 2014 and 2015. During 2015, 1 employee retired and received 500 shares from awards granted in 2012, 2013, and 2014 and 650 shares were paid to the estate of a deceased employee awarded during the same time periods. During 2017, 24,230 shares awarded in 2014 were 100% vested and 52 employees received the stock. During 2016, 20,050 shares awarded in 2013, were vested 100% and 45 employees received the stock. During 2015, 19,440 shares awarded in 2012, were vested 100% and 45 employees received the stock. Compensation expense applicable to the restricted stock totaled $507, $402 and $314 thousand for the years ending December 31, 2017, 2016 and 2015, respectively.

The following table summarizes the activity of restricted stock awards adjusted for a 2-for-1 stock split on September 20, 2017 as of December 31:

	Year Ended December 31,
	2017		2016		2015
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	86,300	14.10	77,990	12.46	66,780	11.39
Granted	32,000	27.79	32,300	16.01	32,000	13.18
Vested	(24,870)	28.60	(22,444)	15.86	(20,590)	13.17
Forfeited	(1,080)	37.06	(1,546)	15.77	(200)	13.04

Nonvested, end of period	92,350	19.17	86,300	14.10	77,990	12.46

As of December 31, 2017, there was $1.1 million of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan. Expense for restricted stock awards of $507 thousand, $402 thousand, and $314 thousand was recorded for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 12 - Earnings Per Share

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 12 - Earnings Per Share (Continued)

The table below presents basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015.

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Earnings per share
Net income	$12,720	$11,664	$10,340
Less: distributed earnings allocated to participating securities	(45)	(37)	(31)
Less: undistributed earnings allocated to participating securities	(77)	(64)	(47)

Net earnings available to common shareholders	$12,598	$11,563	$10,262

Weighted average common shares outstanding including participating securities	9,250,825	9,224,230	9,234,116
Less: average unvested restricted shares (1)	(88,664)	(79,964)	(70,000)

Weighted average common shares outstanding (1)	9,162,161	9,144,266	9,164,116

Basic and diluted earnings per share (1)	$1.38	$1.27	$1.12

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

Note 13 - Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $1.5 million and $1.5 million at December 31, 2017 and 2016, respectively. No new loans were approved during 2017 of which no additional borrowings were utilized. During 2017, subsequent advances totaled $10.4 million and payments of $10.4 million were received. The difference in related borrowings amounted to $22 thousand, net increase. Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2017 and 2016, amounted to $23.4 million and $21.7 million, respectively.

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

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2017 and 2016 was $227 thousand and $217 thousand, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 14 - Off Balance Sheet Activities (Continued)

At December 31, 2017 and 2016, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2017	2016
Commitments to extend credit	$237,774	$223,534
Credit card arrangements	20,184	18,316
Standby letters of credit	791	875

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

December 31, 2017, 2016, 2015

Note 15 - Minimum Regulatory Capital Requirements (Continued)

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer was 1.25 percent at December 31, 2017. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes, as of December 31, 2017, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2017 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Tier 1 and Tier I leverage ratios as disclosed in the table to follow. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The following tables present actual and required capital ratios as of December 31, 2017 and December 31, 2016 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2017 and December 31, 2016. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 15 - Minimum Regulatory Capital Requirements (Continued)

The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2017 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000’s)		(000’s)		(000’s)
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets) Consolidated	$131,493	14.73%	$40,177	4.50%	N/A	N/A
Farmers & Merchants State Bank	107,006	12.04%	39,992	4.50%	$57,767	6.50%
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	138,588	15.52%	71,426	8.00%	N/A	N/A
Farmers & Merchants State Bank	114,101	12.84%	71,098	8.00%	88,872	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	131,493	14.73%	53,569	6.00%	N/A	N/A
Farmers & Merchants State Bank	107,006	12.04%	53,323	6.00%	71,098	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets) Consolidated	131,493	12.02%	43,765	4.00%	N/A	N/A
Farmers & Merchants State Bank	107,006	9.92%	43,148	4.00%	53,935	5.00%

The following table presents the Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2016.

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000’s)		(000’s)		(000’s)
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets) Consolidated	$123,031	14.46%	$38,296	4.50%	N/A	N/A
Farmers & Merchants State Bank	100,999	11.91%	38,156	4.50%	$55,115	6.50%
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	130,032	15.28%	68,081	8.00%	N/A	N/A
Farmers & Merchants State Bank	108,000	12.73%	67,833	8.00%	84,792	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	123,031	14.46%	51,061	6.00%	N/A	N/A
Farmers & Merchants State Bank	100,999	11.91%	50,875	6.00%	67,833	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets) Consolidated	123,031	11.77%	41,826	4.00%	N/A	N/A
Farmers & Merchants State Bank	100,999	9.75%	41,425	4.00%	51,181	5.00%

The above tables exclude the capital conservation buffer requirements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 16- Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $14.0 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above. Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

December 31, 2017, 2016, 2015

Note 17 - Fair Value of Financial Instruments (Continued)

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

December 31, 2017, 2016, 2015

Note 17 - Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2017 and 2016, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities. The table excludes the following: Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 2017					December 2016
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$34,467	$34,467	$34,467	$—	$—	$28,322	$28,322	$28,322	$—	$—
Interest-bearing time deposits	4,018	4,009	—	4,009	—	1,915	1,918	—	1,918	—
Securities—available for sale	196,398	196,398	20,978	173,992	1,428	218,527	218,527	24,775	192,334	1,418
Other Securities	3,717	3,717	—	—	3,717	3,717	3,717	—	—	3,717
Loans held for sale	1,221	1,221	—	—	1,221	2,055	2,055	—	—	2,055
Loans, net	816,156	819,193	—	—	819,193	751,310	753,357	—	—	753,357
Interest receivable	4,276	4,276	—	—	4,276	3,880	3,880	—	—	3,880
Financial Liabilities:
Interest bearing Deposits	$532,660	$532,660	$—	$—	$532,660	$456,983	$456,983	$—	$—	$456,983
Non-interest bearing Deposits	199,114	199,114	—	199,114	—	186,390	186,390	—	186,390	—
Time Deposits	187,566	188,335	—	—	188,335	198,830	199,658	—	—	199,658

Total Deposits	919,340	920,109	—	199,114	720,995	842,203	843,031	—	186,390	656,641
Federal Funds purchased and Securities sold under agreement to repurchase	39,495	39,495	—	—	39,495	70,324	70,324	—	—	70,324
Federal Home Loan Bank advances	5,000	5,021	—	—	5,021	10,000	10,041	—	—	10,041
Interest payable	318	318	—	—	318	256	256	—	—	256
Dividends payable	1,193	1,193	—	1,193	—	1,053	1,053	—	1,053	—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 17 - Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016, and the valuation techniques used by the Company to determine those fair values. There were no changes to valuation techniques during 2017.

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

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability. The Bank holds two local municipals that the Bank evaluates based on the credit strength of the underlying project. The fair value is determined by valuing similar credit payment streams at similar rates.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 17 - Fair Value of Financial Instruments (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
	Quoted Prices in Active Markets for Identical	Significant Observable Inputs	Significant Observable Inputs
December 31, 2017	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$20,978	$—	$—
U.S. Government agencies	—	80,466	—
Mortgage-backed securities-	—	39,510	—
State and local governments	—	54,016	1,428

Total Securities Available for Sale	$20,978	$173,992	$1,428

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets-(Securities Available for Sale)
U.S. Treasury	$24,775	$—	$—
U.S. Government agencies	—	82,474	—
Mortgage-backed securities-	—	48,461	—
State and local governments	—	61,399	1,418

Total Securities Available for Sale	$24,775	$192,334	$1,418

	(in Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2017	$—	$1,418	$1,418
Change in Market Value	—	10	10
Purchases	—	—	—
Sales	—	—	—
Payments & Maturities	—	—	—

Balance at December 31, 2017	$—	$1,428	$1,428

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

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

There have been no transfers between Levels 1, 2, and 3 during 2017 and 2016.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At December 31, 2017 and 2016, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2017 and 2016, collateral dependent impaired loans categorized as Level 3 were $1.6 and $1.7 million, respectively. The specific allocation for collateral dependent impaired loans was $106 thousand as of December 31, 2017 and $135 thousand as of December 31, 2016, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 17 - Fair Value of Financial Instruments (Continued)

The following table presents collateral dependent impaired loans and other real estate owned as recorded at fair value:

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017
($ in Thousands)		Quoted Prices in Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2017	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$508	$—	$—	$508
Other real estate owned—residential	22	—	—	22
Other real estate owned—commercial	266	—	—	266

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016
($ in Thousands)	Balance at December 31, 2016	Quoted Prices in Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$576	$—	$—	$576
Other real estate owned—residential	144	—	—	144
Other real estate owned—commercial—	—	—	—	—

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 17 - Fair Value of Financial Instruments (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,428	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5%(3.68%)
Collateral dependent impaired loans	508	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%(17.28%)
Other real estate owned - residential	22	Appraisals	Discount to reflect current market	0-20%(2.22%)
Other real estate owned - commercial	266	Appraisals	Discount to reflect current market	0-20%(5.15%)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,418	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5%(3.92%)
Collateral dependent impaired loans	576	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50%(18.92%)
Other real estate owned - residential	144	Appraisals	Discount to reflect current market	0-20%(.51%)
Other real estate owned - commercial	—	Appraisals	Discount to reflect current market	0-20%

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale, bank owned life insurance, and mortgage servicing rights. The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows. At December 31, 2017, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc. and Subsidiaries	Notes to Consolidated Financial Statements December 31, 2017, 2016, 2015

Note 18 – Condensed Financial Statements of Parent Company

Balance Sheets

	(In Thousands)
	2017	2016
Assets
Cash	$277	$1,435
Related party receivables:
Dividends & Accounts receivable from subsidiaries	2,038	1,842
Accrued interest receivable Municipals	110	63
Note receivable from Bank subsidiary	—	—
Securities—Municipals	18,944	17,290
Certificate of Deposits	1,974	—
Investment in subsidiaries	112,025	106,044

Total Assets	$135,368	$126,674

Liabilities
Accrued expenses	$39	$44
Dividends payable	1,192	1,053

Total Liabilities	1,231	1,097

Stockholders’ Equity	134,137	125,577

Total Liabilities and Stockholders’ Equity	$135,368	$126,674

Statements of Income and Comprehensive Income

	(In Thousands)
	2017	2016	2015
Income
Dividends from subsidiaries	$6,850	$6,000	$6,220
Interest	—	—	—
Interest Municipals	313	272	219
Gain on sales of available-for-sale securities	—	—	124

Total Income	7,163	6,272	6,563
Operating Expenses	828	681	677

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	6,335	5,591	5,886
Income Taxes (Benefit)	(422)	(238)	(188)

	6,757	5,829	6,074
Equity in undistributed earnings of Subsidiaries	5,963	5,835	4,266

Net Income	12,720	11,664	10,340

Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities	146	(2,184)	(232)

Comprehensive Income	$12,866	$9,480	$10,108

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016, 2015

Note 18 – Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows

	(In Thousands)
	2017	2016	2015
Cash Flows from Operating Activities
Net income	$12,720	$11,664	$10,340
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Equity in undistributed net income (Distributions in excess earnings) of subsidiaries	(5,963)	(5,835)	(4,266)
Accretion & Amortization of Securities	206	179	152
Gain on Sale of Available for Sale Securities	—	—	(124)
Changes in Assets and Liabilities:
Dividends receivable	—	—	475
Other Assets and Liabilities	199	355	156

Net Cash Provided by
Operating Activities	7,162	6,363	6,733
Cash Flows from Investing Activities
Activity in available for sale securities:
Maturities, prepayments and calls	2,815	1,485	1,000
Sales	—	—	6,282
Purchases	(4,482)	(2,891)	(8,784)
Purchases of Certificates of Deposit	(1,974)	—	—

Net Cash used in Investing Activities	(3,641)	(1,406)	(1,502)
Cash Flows from Financing Activities
Payment of dividends	(4,443)	(4,115)	(3,943)
Purchase of Treasury Stock	(236)	(194)	(803)

Net Cash Used in Financing Activities	(4,679)	(4,309)	(4,746)

Net Change in Cash and
Cash Equivalents	(1,158)	648	485
Cash and Cash Equivalents
Beginning of year	1,435	787	302

Cash and Cash Equivalents
End of year	$277	$1,435	$787

Farmers & Merchants Bancorp, Inc. and Subsidiaries	Notes to Consolidated Financial Statements December 31, 2017, 2016, 2015

Note 19 – Quarterly Financial Data

Quarterly Financial Data—UNAUDITED

	(000’s omitted except per share data)
	Quarter Ended in 2017
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$9,721	$10,124	$10,535	$10,868
Interest expense	1,179	1,253	1,333	1,362

Net Interest Income	8,542	8,871	9,202	9,506
Provision for loan loss	73	25	99	25

Net interest income after provision of loan loss	8,469	8,846	9,103	9,481
Other income (expense)	(4,487)	(4,325)	(4,722)	(4,462)

Net income before income taxes	3,982	4,521	4,381	5,019
Income taxes	1,143	1,298	1,159	1,583

Net income	$2,839	$3,223	$3,222	$3,436

Earnings per Common Share (1)	$0.31	$0.35	$0.35	$0.37

Average common shares outstanding (1)	9,241,750	9,241,750	9,252,919	9,266,584

	Quarter Ended in 2016
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$9,004	$9,387	$9,590	$9,746
Interest expense	996	1,047	1,099	1,081

Net Interest Income	8,008	8,340	8,491	8,665
Provision for loan loss	277	339	308	197

Net interest income after provision of loan loss	7,731	8,001	8,183	8,468
Other income (expense)	(4,316)	(3,773)	(4,007)	(3,967)

Net income before income taxes	3,415	4,228	4,176	4,501
Income taxes	934	1,254	1,161	1,307

Net income	$2,481	$2,974	$3,015	$3,194

Earnings per Common Share (1)	$0.27	$0.32	$0.33	$0.35

Average common shares outstanding (1)	9,218,452	9,211,068	9,225,532	9,241,662

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

MANAGEMENT REPORT REGARDING

DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017, pursuant to Exchange Act 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Eugene N. Burkholder	64	President, Falor Farm Center, Inc.	2012

Steven A. Everhart	63	Self Employed	2003

Jo Ellen Hornish	63	CEO, Hornish Bros, Inc./Fountain City Leasing, Inc./ Advantage Powder Coating, Inc.	2013

Jack C. Johnson	65	President, Hawk’s Clothing, Inc.	1991

Marcia S. Latta	56	Vice President / Division of University Advancement / University of Findlay	2009

Steven J. Planson	58	President, Planson Farms, Inc.	2008

Anthony J. Rupp	68	Retired, Past President of Rupp Furniture Co.	2000

Kevin J. Sauder	57	President/CEO, Sauder Woodworking Co.	2004

Paul S. Siebenmorgen	68	President/CEO of the Corporation and The Farmers & Merchants State Bank	2005

K. Brad Stamm	65	Professor of Economics, Chairman of Division of Business at Cornerstone University	2016

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years
Jack C. Johnson	65	Chairman
Paul S. Siebenmorgen	68	President & Chief Executive Officer
Barbara J. Britenriker	56	Executive Vice President Chief Financial Officer
Todd A. Graham	67	Executive Vice President Chief Lending Officer
Edward A. Leininger	61	Executive Vice President Chief Operating Officer
Rex D. Rice	59	Executive Vice President Senior Commercial Banking Director
Allen G. Lantz	64	Executive Vice President Retail Banking

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 19, 2018, and is incorporated herein by reference to the sections of the proxy statement captioned ‘Nominations for Members of the Board of Director” and “PROPOSAL ONE – Election of Directors and Information Concerning Directors and Officers.” The information called for under Item 405 of Regulation S-K and called for under Item 407(d)(5) is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 19, 2018, and is incorporated herein by reference to the sections of the proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report.”

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

A copy of the Corporation’s Code is available on the website of the Bank (www.fm.bank). In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Paul S. Siebenmorgen, President, Chief Executive Officer and Treasurer of Farmers & Merchants Bancorp, Inc., 307 North Defiance Street, Archbold, Ohio 43502, and are asked to mark Code of Business Conduct and Ethics on the outside of the envelope containing the request.

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 19, 2018, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Related Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 19, 2018 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Management.”

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 1,600,000 (adjusted for a two-for-one stock split) of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries. To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested or such shares of restricted stock will be forfeited. During 2017, 32,000 shares were awarded to 74 employees and 1,080 were forfeited under its long term incentive plan. At year end, 2017, the Company held 1,134,120 shares in Treasury stock and 92,350 in unearned stock awards.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	—	$—	1,506,020
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	1,506,020

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 19, 2018, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 19, 2018, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

(1)	Financial Statements (included in this 10-K under Item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

(2)	Financial Statement Schedules
Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

(3.1)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2017).

(3.2)	Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on July 26, 2017).

(10.1)	Form of Change in Control Agreement executed by and between the Company and each of Paul S. Siebenmorgen and Barbara J. Britenriker, respectively, on December 26, 2012 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

(10.2)	Form of Change in Control Agreement executed by and between the Company and each of Edward A. Leininger and Rex D. Rice, respectively, on December 26, 2012 (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

(10.3)	Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive 14A Proxy Statement, File No. 000-14492, filed with the Commission on March 16, 2015).

(10.4)	Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

(10.45)	Form on Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES (Continued)

(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

ITEM 16. FORM 10-K SUMMARY

None.

FARMERS & MERCHANTS BANCORP, INC.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By	/s/ Paul S. Siebenmorgen	Date:	February 28, 2018
Paul S. Siebenmorgen
Chief Executive Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul S. Siebenmorgen	Date:	February 28, 2018	/s/ Barbara J. Britenriker	Date:	February 28, 2018
Paul S. Siebenmorgen			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)

/s/ Eugene N. Burkholder	Date:	February 28, 2018	/s/ Steven A. Everhart	Date:	February 28, 2018
Eugene N. Burkholder, Director			Steven A. Everhart, Director

/s/ Jo Ellen Hornish	Date:	February 28, 2018	/s/ Jack C. Johnson	Date:	February 28, 2018
Jo Ellen Hornish, Director			Jack C. Johnson, Director

/s/ Marcia S. Latta	Date:	February 28, 2018	/s/ Steven J. Planson	Date:	February 28, 2018
Marcia S. Latta, Director			Steven J. Planson, Director

/s/ Anthony J. Rupp	Date:	February 28, 2018	/s/ Kevin J. Sauder	Date:	February 28, 2018
Anthony J. Rupp, Director			Kevin J. Sauder, Director

/s/ K. Brad Stamm	Date:	February 28, 2018
K. Brad Stamm, Director