Form 10-Q
period 2018-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2018-04-25
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2018

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	9,265,980
Class	Outstanding as of April 25, 2018

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

(1)	Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1	FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$39,349	$33,480
Federal funds sold	559	987

Total cash and cash equivalents	39,908	34,467

Interest-bearing time deposits	4,019	4,018
Securities - available-for-sale	192,859	196,398
Other securities, at cost	3,717	3,717
Loans held for sale	2,769	1,221
Loans, net	827,937	816,156
Premises and equipment	21,980	21,726
Goodwill	4,074	4,074
Mortgage servicing rights	2,313	2,299
Other real estate owned	651	674
Bank owned life insurance	14,604	14,523
Other assets	8,911	7,736

Total Assets	$1,123,742	$1,107,009

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$193,665	$199,114
Interest-bearing
NOW accounts	327,433	298,711
Savings	245,895	233,949
Time	186,345	187,566

Total deposits	953,338	919,340
Federal funds purchased and securities sold under agreements to repurchase	23,307	39,495
Federal Home Loan Bank (FHLB) advances	5,000	5,000
Dividend payable	1,193	1,193
Accrued expenses and other liabilities	6,027	7,844

Total liabilities	988,865	972,872

Commitments and Contingencies

Stockholders’ Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 10,400,000 shares 3/31/18 and 12/31/17 (1)	11,690	11,546
Treasury stock - 1,134,020 shares 3/31/18, 1,134,120 shares 12/31/17 (1)	(12,158)	(12,160)
Retained earnings	139,483	136,577
Accumulated other comprehensive loss	(4,138)	(1,826)

Total stockholders’ equity	134,877	134,137

Total Liabilities and Stockholders’ Equity	$1,123,742	$1,107,009

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2017, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data) Three Months Ended
	March 31, 2018	March 31, 2017
Interest Income
Loans, including fees	$10,102	$8,700
Debt securities:
U.S. Treasury and government agencies	623	642
Municipalities	281	315
Dividends	55	42
Federal funds sold	15	—
Other	60	22

Total interest income	11,136	9,721
Interest Expense
Deposits	1,319	1,030
Federal funds purchased and securities sold under agreements to repurchase	124	113
Borrowed funds	20	36

Total interest expense	1,463	1,179

Net Interest Income - Before Provision for Loan Losses	9,673	8,542
Provision for Loan Losses	40	73

Net Interest Income After Provision
For Loan Losses	9,633	8,469
Noninterest Income
Customer service fees	1,466	1,481
Other service charges and fees	1,012	871
Net gain on sale of loans	132	201
Net gain on sale of available-for-sale securities	—	31

Total noninterest income	2,610	2,584
Noninterest Expense
Salaries and wages	3,310	3,001
Employee benefits	1,136	922
Net occupancy expense	387	413
Furniture and equipment	507	472
Data processing	331	311
ATM expense	312	305
Advertising	186	175
Franchise taxes	239	225
Net loss on sale of other assets owned	17	—
FDIC assessment	87	83
Mortgage servicing rights amortization	85	84
Other general and administrative	1,043	1,080

Total noninterest expense	7,640	7,071

Income Before Income Taxes	4,603	3,982
Income Taxes	836	1,143

Net Income	$3,767	$2,839

Net Income Per Share (1)	$0.41	$0.31

Dividends Declared (1)	$0.13	$0.12

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2018	March 31, 2017
Net Income	$3,767	$2,839

Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(2,471)	412
Reclassification adjustment for gain on sale of available-for-sale securities	—	(31)

Net unrealized gain (loss) on available-for-sale securities	(2,471)	381
Tax expense (benefit)	(519)	129

Other comprehensive income (loss)	(1,952)	252

Comprehensive Income	$1,815	$3,091

See Notes to Condensed Consolidated Unaudited Financial Statements

[Remainder of this page intentionally left blank]

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net income	$3,767	$2,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	448	455
Amortization on available-for-sale securities, net	252	293
Amortization of servicing rights	85	84
Amortization of core deposit intangible	42	81
Compensation expense related to stock awards	160	111
Deferred income taxes	(519)	128
Provision for loan loss	40	73
Gain on sale of loans held for sale	(132)	(201)
Originations of loans held for sale	(11,626)	(14,404)
Proceeds from sale of loans held for sale	9,971	16,307
Loss on sale of other assets owned	17	—
Gain on sales of securities available-for-sale	—	(31)
Change in other assets and other liabilities, net	(3,496)	(321)

Net cash provided by (used in) operating activities	(991)	5,414

Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	2,094	7,712
Sales	—	5,577
Purchases	(1,308)	(1,031)
Proceeds from sale of other assets owned	5	—
Change in interest-bearing time deposits	1	70
Additions to premises and equipment	(811)	(220)
Loan originations and principal collections, net	(10,166)	(15,022)

Net cash used in investing activities	(10,185)	(2,914)

Cash Flows from Financing Activities
Net change in deposits	33,998	52,488
Net change in federal funds purchased and securities sold under agreements to repurchase	(16,188)	(42,363)
Cash dividends paid on common stock	(1,193)	(1,053)

Net cash provided by financing activities	16,617	9,072

Net Increase in Cash and Cash Equivalents	5,441	11,572

Cash and cash equivalents - Beginning of year	34,467	28,322

Cash and cash equivalents - End of period	$39,908	$39,894

Supplemental Information
Cash paid during the year for:
Interest	$1,479	$1,193

Income taxes	$—	$—

Noncash investing activities:
Transfer of loans to other real estate owned	$—	$—

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that are expected for the year ended December 31, 2018. The condensed consolidated balance sheet of the Company as of December 31, 2017, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2    ASSET PURCHASES

The Company purchased an office on December 13, 2013 in Custar, Ohio. Core deposit intangible assets of $1.17 million were recognized and are being amortized over its remaining economic useful life of the deposits of 7 years on a straight line basis.

The amortization expense for the year ended December 31, 2017 was $245 thousand, which included the remaining $78 thousand from the purchase of the Hicksville office on July 9, 2010. Of the $167 thousand to be expensed in 2018, $42 thousand has been expensed for the three months ended March 31, 2018.

(In Thousands)
Custar
2018	$167
2019	167
2020	161

$495

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3    SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2018 and December 31, 2017, follows:

	(In Thousands)
	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$21,193	$—	$(354)	$20,839
U.S. Government agencies	82,184	—	(2,691)	79,493
Mortgage-backed securities	38,283	30	(1,451)	36,862
State and local governments	56,436	357	(1,128)	55,665

Total available-for-sale securities	$198,096	$387	$(5,624)	$192,859

	(In Thousands)
	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Treasury	$21,219	$—	$(241)	$20,978
U.S. Government agencies	82,198	—	(1,732)	80,466
Mortgage-backed securities	40,236	64	(790)	39,510
State and local governments	55,512	437	(505)	55,444

Total available-for-sale securities	$199,165	$501	$(3,268)	$196,398

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

NOTE 3    SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2018
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(87)	$6,877	$(267)	$13,962
U.S. Government agencies	(619)	27,015	(2,072)	52,478
Mortgage-backed securities	(173)	8,977	(1,278)	26,477
State and local governments	(525)	32,785	(603)	11,212

Total available-for-sale securities	$(1,404)	$75,654	$(4,220)	$104,129

	(In Thousands)
	December 31, 2017
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury	$(36)	$6,924	$(205)	$14,054
U.S. Government agencies	(314)	27,328	(1,418)	53,139
Mortgage-backed securities	(70)	7,149	(720)	28,080
State and local governments	(205)	24,999	(300)	11,567

Total available-for-sale securities	$(625)	$66,400	$(2,643)	$106,840

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

Below are the gross realized gains and losses for the three months ended March 31.

	Three Months
	(In Thousands)
	2018	2017
Gross realized gains	$—	$31
Gross realized losses	—	—

Net realized gains	$—	$31

Tax expense related to net realized gains	$—	$11

The net realized gains on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gain is included in net gain on sale of available-for-sale securities and the related tax expense is included in income taxes in the condensed consolidated statements of income and comprehensive income.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3    SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized Cost	Fair Value
One year or less	$21,660	$21,626
After one year through five years	84,900	83,471
After five years through ten years	50,406	48,228
After ten years	2,847	2,672

Total	$159,813	$155,997
Mortgage-backed securities	38,283	36,862

Total	$198,096	$192,859

Investments with a carrying value of $82.1 million and $82.9 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of March 31, 2018 and December 31, 2017.

NOTE 4    LOANS

Loan balances as of March 31, 2018 and December 31, 2017:

	(In Thousands)
Loans:	March 31, 2018	December 31, 2017
Consumer Real Estate	$84,501	$83,620
Agricultural Real Estate	67,596	64,073
Agricultural	99,836	95,111
Commercial Real Estate	415,296	410,520
Commercial and Industrial	123,439	126,275
Consumer	38,569	37,757
Industrial Development Bonds	6,350	6,415

	835,587	823,771
Less: Net deferred loan fees and costs	(850)	(747)

	834,737	823,024
Less: Allowance for loan losses	(6,800)	(6,868)

Loans - Net	$827,937	$816,156

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

The following is a contractual maturity schedule by major category of loans as of March 31, 2018:

	(In Thousands)
	Within One Year	After One Year Within Five Years	After Five Years
Consumer Real Estate	$3,701	$14,131	$66,669
Agricultural Real Estate	978	6,055	60,563
Agricultural	61,155	27,656	11,025
Commercial Real Estate	18,333	140,155	256,808
Commercial and Industrial	65,252	41,008	17,179
Consumer	5,346	24,530	8,693
Industrial Development Bonds	800	65	5,485

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2018:

	(In Thousands)
	Fixed Rate	Variable Rate
Consumer Real Estate	$41,497	$43,004
Agricultural Real Estate	49,003	18,593
Agricultural	35,722	64,114
Commercial Real Estate	258,969	156,327
Commercial and Industrial	46,137	77,302
Consumer	33,838	4,731
Industrial Development Bonds	6,350	—

As of March 31, 2018 and December 31, 2017 one to four family residential mortgage loans amounting to $17.5 and $17.3 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of March 31, 2018 and December 31, 2017, net of deferred loan fees and costs:

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$461	$0	$95	$556	$83,496	$84,052	$—
Agricultural Real Estate	18	—	—	18	67,551	67,569	—
Agricultural	—	—	—	—	99,954	99,954	—
Commercial Real Estate	—	—	1	1	414,665	414,666	—
Commercial and Industrial	115	—	—	115	129,750	129,865	—
Consumer	38	5	—	43	38,588	38,631	—

Total	$632	$5	$96	$733	$834,004	$834,737	$0

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$565	$212	$113	$890	$82,310	$83,200	$—
Agricultural Real Estate	—	—	101	101	63,943	64,044	—
Agricultural	—	—	—	—	95,238	95,238	—
Commercial Real Estate	—	—	38	38	409,915	409,953	—
Commercial and Industrial	—	42	—	42	132,745	132,787	—
Consumer	34	2	7	43	37,759	37,802	—

Total	$599	$256	$259	$1,114	$821,910	$823,024	$0

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2018 and December 31, 2017:

	(In Thousands)
	March 31, 2018	December 31, 2017
Consumer Real Estate	$790	$708
Agricultural Real Estate	—	101
Agricultural	—	—
Commercial Real Estate	1	38
Commercial & Industrial	109	149
Consumer	—	7

Total	$900	$1,003

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

Agricultural: Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmer’s ability to hedge their position by the use of the future contracts. The risk related to weather is often mitigated by requiring crop insurance.

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

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.

2.	One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist and the loan adheres to the Bank’s loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.	Two (2) Good. Desirable loans of somewhat less stature than Grade 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets, generally with a leverage position less than 1.50, and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

4.	Three (3) Satisfactory. Satisfactory loans of average or slightly above average risk - having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. Generally, customers should have a leverage position less than 2.00. May be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan value adequate to protect the Bank from loss;

b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;

c.	During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of the credit weaknesses is observed, a lower risk grade is warranted.

5.	Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.	Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserves close attention, but which do not yet warrant substandard classification. Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential”, versus “defined”, impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:

a.	Loans, which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source, are uncertain. Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

c.	The primary source of repayment is weakened, and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.

d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

e.	Unusual courses of action are needed to maintain a high probability of repayment.

f.	The borrower is not generating enough cash flow to repay loan principal; however, continues to make interest payments.

g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.

h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.

i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.

j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:

a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, however, these weaknesses make collection or liquidation in full based on existing conditions improbable.

b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.

c.	The possibility of loss is high, but, because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known. A Doubtful classification is established deferring the realization of the loss.

9.	Eight (8) Loss. Loans are considered uncollectable and of such little value that continuing to carry them as assets on the institution’s financial statements is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of March 31, 2018 and December 31, 2017:

	(In Thousands)
	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
March 31, 2018
1-2	$4,076	$2,109	$1,167	$9,065	$—
3	13,087	34,434	31,227	16,752	3,460
4	49,057	62,856	365,841	95,150	2,890
5	1,335	555	7,676	1,696	—
6	14	—	8,755	743	—
7	—	—	—	109	—
8	—	—	—	—	—

Total	$67,569	$99,954	$414,666	$123,515	$6,350

	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Industrial Development Bonds
December 31, 2017
1-2	$4,143	$6,558	$1,244	$9,205	$—
3	15,244	37,267	32,498	15,277	3,489
4	43,416	51,312	359,600	99,581	2,926
5	1,125	101	7,758	1,381	—
6	116	—	8,853	817	—
7	—	—	—	111	—
8	—	—	—	—	—

Total	$64,044	$95,238	$409,953	$126,372	$6,415

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2018 and December 31, 2017.

	(In Thousands)
	Consumer Real Estate	Consumer Real Estate
	March 31, 2018	December 31, 2017
Grade
Pass	$83,716	$82,632
Special Mention (5)	—	—
Substandard (6)	256	488
Doubtful (7)	80	80

Total	$84,052	$83,200

	(In Thousands)
	Consumer - Credit		Consumer - Other
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Performing	$3,826	$4,108	$34,791	$33,666
Nonperforming	—	—	14	28

Total	$3,826	$4,108	$34,805	$33,694

Information about impaired loans as of March 31, 2018, December 31, 2017 and March 31, 2017 are as follows:

	(In Thousands)
	March 31, 2018	December 31, 2017	March 31, 2017
Impaired loans without a valuation allowance	$999	$1,131	$1,099
Impaired loans with a valuation allowance	607	614	694

Total impaired loans	$1,606	$1,745	$1,793

Valuation allowance related to impaired loans	$104	$106	$117

Total non-accrual loans	$900	$1,003	$1,430

Total loans past-due ninety days or more and still accruing	$—	$—	$—
Quarter ended average investment in impaired loans	$1,688	$2,160	$1,832
Year to date average investment in impaired loans	$1,688	$1,885	$1,832

No additional funds are committed to be advanced in connection with impaired loans.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

The Bank had approximately $527 thousand of its impaired loans classified as troubled debt restructured (TDR) as of March 31, 2018, $534 thousand as of December 31, 2017 and $551 thousand as of March 31, 2017. During the year to date 2018 and 2017, there were no new loans considered TDR.

For the three month period ended March 31, 2018 and 2017, there were no TDRs that subsequently defaulted after modification.

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

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for three months ended March 31, 2018 and March 31, 2017.

	(In Thousands)
Three Months Ended March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	QTD Interest Income Recognized	QTD Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$489	$489	$—	$492	$8	$6
Agricultural Real Estate	—	—	—	67	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	200	200	—	201	3	—
Commercial and Industrial	310	310	—	209	4	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	80	80	20	80	—	—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	418	418	42	420	4	—
Commercial and Industrial	109	109	42	219	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$569	$569	$20	$572	$8	$6

Agricultural Real Estate	$—	$—	$—	$67	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$618	$618	$42	$621	$7	$—

Commercial and Industrial	$419	$419	$42	$428	$4	$—

Consumer	$—	$—	$—	$—	$—	$—

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

	(In Thousands)
Three Months Ended March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	QTD Average Recorded Investment	QTD Interest Income Recognized	QTD Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$998	$998	$—	$1,003	$8	$6
Agricultural Real Estate	101	101	—	121	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
With a specific allowance recorded:
Consumer Real Estate	83	83	23	94	—	—
Agricultural Real Estate	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial Real Estate	496	496	61	498	5	—
Commercial and Industrial	115	115	33	116	—	—
Consumer	—	—	—	—	—	—

Totals:
Consumer Real Estate	$1,081	$1,081	$23	$1,097	$8	$6

Agricultural Real Estate	$101	$101	$—	$121	$—	$—

Agricultural	$—	$—	$—	$—	$—	$—

Commercial Real Estate	$496	$496	$61	$498	$5	$—

Commercial and Industrial	$115	$115	$33	$116	$—	$—

Consumer	$—	$—	$—	$—	$—	$—

As of March 31, 2018, the Company had $3 thousand of foreclosed residential real estate property obtained by physical possession and $49 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of March 31, 2017, the Company had $169 thousand of foreclosed residential real estate property obtained by physical possession and $190 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2017
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,868	$6,784
Provision for loan loss	40	222
Loans charged off	(145)	(288)
Recoveries	37	150

Allowance for Loan & Lease Losses	$6,800	$6,868

Allowance for Unfunded Loan Commitments & Letters of Credit	$265	$227

Total Allowance for Credit Losses	$7,065	$7,095

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended March 31, 2018 and March 31, 2017 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$343	$244	$667	$3,149	$1,546	$441	$227	$478	$7,095
Charge Offs	(34)	—	—	(14)	—	(97)	—	—	(145)
Recoveries	—	—	3	2	2	30	—	—	37
Provision (Credit)	(55)	19	36	537	(105)	57	—	(449)	40
Other Non-interest expense related to unfunded	—	—	—	—	—	—	38	—	38

Ending Balance	$254	$263	$706	$3,674	$1,443	$431	$265	$29	$7,065

Ending balance: individually evaluated for impairment	$20	$—	$—	$42	$42	$—	$—	$—	$104

Ending balance: collectively evaluated for impairment	$234	$263	$706	$3,632	$1,401	$431	$265	$29	$6,961

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCING RECEIVABLES:
Ending balance	$84,052	$67,569	$99,954	$414,666	$129,865	$38,631	$—	$—	$834,737

Ending balance: individually evaluated for impairment	$569	$—	$—	$618	$419	$—	$—	$—	$1,606

Ending balance: collectively evaluated for impairment	$83,483	$67,569	$99,954	$414,048	$129,446	$38,631	$—	$—	$833,131

Ending balance: loans acquired with deteriorated credit quality	$121	$—	$—	$—	$—	$—	$—	$—	$121

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4    LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001
Charge Offs	—	—	—	—	—	(44)	—	—	(44)
Recoveries	10	—	1	2	3	21	—	—	37
Provision (Credit)	(49)	3	17	(244)	(22)	26	—	342	73
Other Non-interest expense related to unfunded	—	—	—	—	—	—	2	—	2

Ending Balance	$277	$244	$634	$3,008	$1,299	$397	$219	$991	$7,069

Ending balance: individually evaluated for impairment	$23	$—	$—	$61	$33	$—	$—	$—	$117

Ending balance: collectively evaluated for impairment	$254	$244	$634	$2,947	$1,266	$397	$219	$991	$6,952

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—	$—

FINANCING RECEIVABLES:
Ending balance	$84,081	$62,803	$87,078	$382,183	$121,183	$33,878	$—	$—	$771,206

Ending balance: individually evaluated for impairment	$1,081	$101	$—	$496	$115	$—	$—	$—	$1,793

Ending balance: collectively evaluated for impairment	$83,000	$62,702	$87,078	$381,687	$121,068	$33,878	$—	$—	$769,413

Ending balance: loans acquired with deteriorated credit quality	$198	$—	$—	$—	$—	$—	$—	$—	$198

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

	In Thousands
	Three Months Ended
	March 31, 2018	March 31, 2017
Earnings per share
Net income	$3,767	$2,839
Less: distributed earnings allocated to participating securities	(12)	(10)
Less: undistributed earnings allocated to participating securities	(26)	(17)

Net earnings available to common shareholders	$3,729	$2,812

Weighted average common shares outstanding including participating securities (1)	9,265,959	9,241,750
Less: average unvested restricted shares (1)	(92,429)	(86,300)

Weighted average common shares outstanding (1)	9,173,530	9,155,450

Basic earnings and diluted per share (1)	$0.41	$0.31

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

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

Securities - Available-for-sale

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

Loans, net

The fair values of the loans are estimated using a credit mark adjustment along with discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The credit mark adjustment was estimated using merger and acquisition analysis of nationwide bank and thrift deals closed in the last six months of 2017.

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2018 and December 31, 2017 are reflected below.

	(In Thousands)
	March 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$39,908	$39,908	$39,908	$—	$—
Interest-bearing time deposits	4,019	4,019	—	4,019	—
Securities - available-for-sale	192,859	192,859	20,839	170,597	1,423
Other Securities	3,717	3,717	—	—	3,717
Loans held for sale	2,769	2,769	—	—	2,769
Loans, net	827,937	813,272	—	—	813,272
Interest receivable	3,782	3,782	—	—	3,782
Financial Liabilities:
Interest bearing Deposits	$573,328	$574,512	$—	$—	$574,512
Non-interest bearing Deposits	193,665	193,665	—	193,665	—
Time Deposits	186,345	186,392	—	—	186,392

Total Deposits	953,338	954,569	—	193,665	760,904
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	23,307	23,307	—	—	23,307
Federal Home Loan Bank advances	5,000	4,882	—	—	4,882
Interest payable	302	302	—	—	302

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$34,467	$34,467	$34,467	$—	$—
Interest-bearing time deposits	4,018	4,009	—	4,009	—
Securities - available-for-sale	196,398	196,398	20,978	173,992	1,428
Other Securities	3,717	3,717	—	—	3,717
Loans held for sale	1,221	1,221	—	—	1,221
Loans, net	816,156	819,193	—	—	819,193
Interest receivable	4,276	4,276	—	—	4,276
Financial Liabilities:
Interest bearing Deposits	$532,660	$532,660	$—	$—	$532,660
Non-interest bearing Deposits	199,114	199,114	—	199,114	—
Time Deposits	187,566	188,335	—	—	188,335

Total Deposits	919,340	920,109	—	199,114	720,995
Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	39,495	39,495	—	—	39,495
Federal Home Loan Bank advances	5,000	5,021	—	—	5,021
Interest payable	318	318	—	—	318

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

NOTE 6    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$20,839	$—	$—
U.S. Government agencies	—	79,493	—
Mortgage-backed securities	—	36,862	—
State and local governments	—	54,242	1,423

Total Securities Available-for-Sale	$20,839	$170,597	$1,423

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$20,978	$—	$—
U.S. Government agencies	—	80,466	—
Mortgage-backed securities	—	39,510	—
State and local governments	—	54,016	1,428

Total Securities Available-for-Sale	$20,978	$173,992	$1,428

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of March 31, 2018 and March 31, 2017.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2018	$—	$1,428	$1,428
Change in Market Value	—	(5)	(5)
Payments & Maturities	—	—	—

Balance at March 31, 2018	$—	$1,423	$1,423

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2017	$—	$1,418	$1,418
Change in Market Value	—	(4)	(4)
Payments & Maturities	—	—	—

Balance at March 31, 2017	$—	$1,414	$1,414

Most of the Company’s available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At March 31, 2018 and December 31, 2017, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

[Remainder of this page intentionally left blank]

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At March 31, 2018 and December 31, 2017, fair value of collateral dependent impaired loans categorized as Level 3 was $503 and $508 thousand, respectively. The specific allocation for impaired loans was $104 and $106 thousand as of March 31, 2018 and December 31, 2017, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)
	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,423	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.69%)
Collateral dependent impaired loans	503	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (17.11%)
Other real estate owned - residential	—	Appraisals	Discount to reflect current market	0-20% ( - )
Other real estate owned - commercial	—	Appraisals	Discount to reflect current market	0-20% ( - )

	(In Thousands)
	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,428	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.68%)
Collateral dependent impaired loans	508	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (17.28%)
Other real estate owned - residential	22	Appraisals	Discount to reflect current market	0-20% (2.22%)
Other real estate owned - commercial	266	Appraisals	Discount to reflect current market	0-20% (5.15%)

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6    FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on March 31, 2018 and December 31, 2017:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2018
	Balance at March 31, 2018	(In Thousands) Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$503	$—	$—	$503
Other real estate owned - residential	—	—	—	—
Other real estate owned - commercial	—	—	—	—

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017
	Balance at December 31, 2017	(In Thousands) Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$508	$—	$—	$508
Other real estate owned - residential	22	—	—	22
Other real estate owned - commercial	266	—	—	266

NOTE 7    FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company did not have any Federal Funds Purchased as of March 31, 2018 and had $10.4 million as of December 31, 2017. During the same time periods the company also had $23.3 million and $29.1 million in securities sold under agreement to repurchase.

	March 31, 2018
	Remaining Contractual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$—	$—	$—	$—	$—
Repurchase Agreements;
US Treasury & agency securities	271	—	—	23,036	23,307

	$271	$—	$—	$23,036	$23,307

	December 31, 2017
	Remaining Contractual Maturity of the Agreements (In Thousands)
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$10,425	$—	$—	$—	$10,425
Repurchase Agreements;
US Treasury & agency securities	6,145	—	—	22,925	29,070

	$16,570	$—	$—	$22,925	$39,495

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Company has adopted ASU 2014-09 on January 1, 2018 and has determined, based on analysis performed, that ASU No 2014-09 does not have a significant impact on its financial statements. Several of the Company’s revenue streams were scoped out as a result of the standard.

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in a accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material impact on the consolidated financial statement. The Bank’s equity securities are membership stocks in the Federal Home Loan Bank and Farmer Mac and thereby excluded from fair value pricing. For exit pricing on loans, the company used recent Merger and Acquisition Transaction Metrics compiled by S&P Global Market Intelligence for the second half of 2017. This provided the credit mark to be used along with the fair value adjustment based on the yield metrics of the portfolio.

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

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results. At this time, an external advisor has been contracted. The Company is in the early stages of CECL conversion.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU-2016-18 provides amendments to cash flow statement classification and presentation to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted including adoption in an interim period. The Company has adopted ASU 2016-18 on January 1, 2018 and does not currently have restricted cash or restricted cash equivalents. In the future, restricted cash or restricted cash equivalents will be presented in accordance with the guidance.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805) - Clarifying the Definition of a Business.” ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and adoption is permitted under certain circumstances. The company has adopted ASU 2017-01 on January 1, 2018 and going forward will account for business combinations accordingly.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and other (Topic 350) - Simplifying the Test for Goodwill Impairment” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material impact on its accounting disclosures, as goodwill testing has been completed annually without any impairment concerns.

In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-08 “Receivables - Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debit Securities.” These amendments shorten the amortization period for certain callable debit securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be

ITEM 1	NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8    RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this standard as of January 1, 2018. The impact of just over $30 thousand of accelerated amortization expense was booked and the adjustment ran through retained earnings. This will not alter the Bank or Company’s well capitalized status. The Bank’s Municipal Tax-Exempt category of securities was the only category affected by the adoption.

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09 “Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting.” These amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 7l8. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The Company adopted ASU 2016-09 on January 1, 2017. ASU 2016-09 also requires that companies make an accounting policy election regarding forfeitures, to either estimate the number of awards that are expected to vest or account for them when they occur. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have a significant impact on our financial statements.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments allow for the reclassification of stranded tax effects in accumulated other comprehensive income (AOCI) an option rather than a requirement; however, disclosure is required if not elected. The reclassification from accumulated other comprehensive income to retained earnings results from the newly enacted federal corporate income tax rate resulting from the Tax Cuts and Job Acts signed by President Trump in December 2017. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate of 21%. Entities will have an option to adopt the standard retrospectively or in the period of adoption. The company has adopted this standard on January 1, 2018 and reclassified approximately $360 thousand into retained earnings.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

With long-term sustainable growth as a strategic objective, the Bank opened its 25th office in Findlay, Ohio, in the first quarter. Unique to the office is the utilization of newer technology in the form of Interactive Teller Machines (ITMs). The use of ITMs enabled the office to be remodeled and eliminated the traditional teller line and drive-up. The ITMs have remote assistance available upon request or the customer can complete the transactions themselves with debit card activation. Previous teller line space has been converted to work stations at which personal relationship bankers may assist customers with transactions, open a deposit account, add a service or grant a consumer loan. The strategic initiative provides a better customer experience upon entering the office. A personal relationship banker will greet the customer and personally assist them with their banking needs. The physical office transformations will continue with existing offices over multiple years and any additional new offices will be designed accordingly.

All offices will have some type of personnel transformation in the coming quarter as the banking experience of our communities is also more personalized. Bankers will be spending more time out of the office, focused on small business relationships and home loan originations. Along with the new office, the Company plans for growth in 2018 to be more focused within its newer markets – both in loans and deposits. This has been evident already in the first quarter of this year.

Overall, the local economies continue to grow. The loan pipeline remains strong and has yet to be negatively impacted by the prime rate increases of the last 12 months. Public road work is slowing while private demand is picking up. More companies are turning to automation as finding employees has become more difficult. The labor shortage is a concern for many industrial sectors. The company has also experienced difficulty in finding quality employees with the low unemployment rates throughout our markets.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OVERVIEW (Continued)

Government policies have created volatility in the agricultural sector. Wet land and cold temperatures throughout the market area have also kept farmers out of the fields. However, there is time for both situations to improve before it will permanently affect the agricultural community. Land values continue to hold on sales of marginal soil types showing a slight deterioration in prices.

Federal rate increases have resulted in a widening of the net interest margin. The sustainability of a widening of the margin with future rate hikes is questionable. Pressure on the cost of funds continues to mount with each rate increase. The flattening of the yield curve, which is being driven by the increase in the short end of the curve puts the most pressure on the most liquid funds.

Lastly, a very bright spot in 2018 has been the change in tax rates. The Company has chosen to invest a portion of those tax savings dollars to increase the base pay of our lowest paid employees. We continue to evaluate how best to utilize those funds to impact our shareholders, customers, communities and employees. Additional investment in capital assets is also likely as mentioned in the strategic initiatives previously.

The dividend declared for the first quarter represented a 13% increase over the declaration of the same period last year. Strong earnings for the first quarter exceeded the prior quarter and first quarter last year. The focus remains on loan and deposit growth for 2018 along with a widening of our footprint from the additional offices. As mentioned previously, improved profitability through long term sustainable growth is the overall goal of the organization.

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

The Bank opened an additional office during February of 2018 in Findlay, Ohio and the office is located in Hancock County. The Bank purchased the building in 2017 was subsequently remodeled. The Bank has continued its expansion strategy and the new office is expected to provide new growth opportunities.

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

All loan requests are reviewed as to credit worthiness and are subject to the Bank’s underwriting guidelines as to secured versus unsecured credit. Secured loans are in turn subject to loan to value (LTV) requirements based on collateral types as set forth in the Bank’s Loan Policy. In addition, credit scores of those seeking consumer credit are reviewed and if they do not meet the Bank’s Loan Policy guidelines and additional officer approval is required.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Hancock, Henry, Lucas, Williams, Wood and in the Indiana counties of Allen, DeKalb and Steuben. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities. In a number of our locations, we compete against entities which are much larger than us. The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At March 31, 2018, we had 274 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory. We consider our employee relations to be good.

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

The Bank is near completion of implementation of the U.S. Department of the Treasury’s final rules on Customer Due Diligence (CDD) and Beneficial Ownership. The mandatory effective date is May 11, 2018. Prior to these new rules, the ability for individuals to hide financial activity through anonymous ownership of business entities was a weakness in the fight against financial crime. The CDD Final Rule is a significant step toward greater financial transparency. By gaining a more complete profile of entity customers, financial institutions can help further reduce the flow of illicit funds through the US banking system. The CDD and Beneficial Ownership final rules added a fifth core element to the original core elements necessary for an effective Bank Secrecy Act and Anti-Money Laundering compliance program.

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

These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the recognition of revenue, the determination of the ALLL, the valuation of its Mortgage Servicing Rights and the valuation of real estate acquired through or in lieu of; loan foreclosures (“OREO Property”) as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

The Company recognizes revenues as they are earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. The Company’s principal source of revenue is interest income from loans and investment securities. The Company also earns noninterest income from various banking and financial services offered primarily through Farmers & Merchants State Bank. Interest income is primarily recognized on an accrual basis according to nondiscretionary formulas written in contracts, such as loan agreements or investment security contracts. The Company also earns noninterest income from various banking and financial services provided to business and consumer clients such as deposit account, debit card, and mortgage banking services. Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At March 31, 2018 OREO property holdings were $651 thousand. OREO totaled $674 thousand and $774 thousand as of December 31, 2017 and March 31, 2017 respectively.

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

For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 4 to the consolidated financial statements provided herewith.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2018 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source. Growing deposits will also be a focus especially in our newer business checking product lines. These products bundle services and enable customers to choose their desired levels services and offer pricing based on a full relationship and not on just the single account. The Bank was able to grow deposits in the last quarter of 2017 and continued to do so through the first three months of 2018. The Bank also decreased the level of pledged securities by offering the Insured Cash Sweep, “ICS” product accessed through the Promontory network of financial institutions. This has provided more availability for sales of securities by the Bank if warranted to fund loan growth.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity in terms of cash and cash equivalents ended $5.4 million higher as of March 31, 2018 than it was at yearend December 31, 2017. A decrease in securities held along with increased deposits funded the $11.8 million increase in net loans since yearend 2017. The largest loan growth occurred in commercial real estate and agricultural portfolios.

Agricultural real estate, consumer real estate and consumer portfolios also experienced increases. The largest decline was in the commercial and industrial portfolios.

In comparing to the same prior year period, the March 31, 2018 (net of deferred fees and cost) loan balances of $834.7 million accounted for a $63.5 million or 8.2% increase when compared to 2017’s $771.2 million. The year over year improvement was made up of a 7.2% increase in commercial and industrial loans, an 8.5% increase in commercial real estate loans, a 14.0% increase in consumer loans and lastly a combined increase in agricultural related loans (comprised of a 7.6% increase in agricultural real estate loans and 14.8% increase in non-real estate agricultural loans). Consumer real estate loans slightly decreased while Industrial Development Bonds (“IDB’s”) increased 12.1%. The Company credits the growth to a strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio by category as of March 31 for the last three years, net of deferred fees and costs.

	(In Thousands)
	March 2018 Amount	March 2017 Amount	March 2016 Amount
Consumer Real Estate	$84,052	$84,081	$87,514
Agricultural Real Estate	67,569	62,803	58,919
Agricultural	99,954	87,078	78,021
Commercial Real Estate	414,666	382,183	344,661
Commercial and Industrial	123,515	115,516	102,966
Consumer	38,631	33,878	28,016
Industrial Development Bonds	6,350	5,667	6,420

Total Loans, net	$834,737	$771,206	$706,517

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2016, 2017, and 2018. The security portfolio decreased $3.5 million in the first three months 2018 from yearend 2017. The amount of pledged investment securities decreased by $774 thousand as compared to yearend and $5.6 million as compared to March 31, 2017. This was accomplished by utilizing Promontory’s Insured Cash Sweep, “ICS”, product to protect Ohio public fund depositors and commercial sweep customers with FDIC coverage rather than pledge securities. This in turn improves liquidity with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of March 31, 2018, pledged investment securities totaled $82.1 million. The current portfolio is in a net unrealized loss position of $5.2 million.

With the exception of FHLB stock and Farmer Mac stock, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $120.8 million of unsecured borrowing capacity through its correspondent banks.

Overall total assets grew 1.5% since yearend 2017 and 5.3% since March 31, 2017. The largest growth in both periods was in the loan portfolios followed by cash and cash equivalents since yearend and time deposits since March 31, 2017.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (Continued)

Deposits accounted for the largest growth within liabilities, up 3.7% or $34 million since yearend and 6.6% or $58.6 million over March 31, 2017 balances. Core deposits continue to drive the increase which provided the greatest benefit for both lower cost of funds and the opportunity to generate additional noninterest income. Compared to previous year, a movement of funds from securities sold under agreement to repurchase into interest bearing NOW accounts occurred due to utilization of the ICS product previously mentioned. This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $740 thousand as of the first quarter of 2018 compared to yearend 2017, as earnings exceeded dividend declarations. Accumulated other comprehensive loss increased in loss position by $2.3 million from December 2017. Dividends paid and dividends declared for the quarter equaled the previous quarter. Compared to March 31, 2017, shareholders’ equity increased 5.6% or $7.2 million. Record profits during 2017 were offset by a change in accumulated other comprehensive loss related to the available-for-sale securities portfolio from a loss position of $1.7 million to a loss position of $4.1 million as of March 31, 2017 and 2018, respectively. Profits are higher in March 2018 than March 2017 by $928 thousand and from last quarter by $331 thousand.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increases to 1.875%. The total buffer requirement will increase to 2.5% for calendar year 2019. As of March 31, 2018, the Company and the Bank are both positioned well above the 2019 requirement.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	12.11%
Risk Based Capital Tier I	14.90%
Total Risk Based Capital	15.68%
Stockholders’ Equity/Total Assets	12.00%
Capital Conservation Buffer	7.68%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended March 31, 2018, 2017 and December 31, 2017.

When comparing first quarter 2018 to first quarter 2017, average loan balances grew $63 million. This represented a strong 8.3% increase in a one year time period. Interest income on loan balances also experienced an increase of $1.4 million as compared to the quarter ended March 31, 2017.

In terms of comparison to fourth quarter 2017, loan interest income was $274 thousand higher in first quarter 2018. The three months of fourth quarter 2017 had more days at 92 than 2018’s first quarter had with 90.

The higher levels of loan interest income helped to offset the available-for-sale securities portfolio, which increased in average balances when comparing to last quarter but decreased in average balances from the previous year. The decreased balances were expected as available-for-sale securities were used as a source of funds for loan growth. The income associated with the security portfolio increased by $9 thousand in comparison to fourth quarter 2017 and decreased $40 thousand in comparison to the same first quarter 2017. The benefit of the increase in interest income from loans was well above the loss of interest income from the smaller security portfolio.

Overall, interest income for the quarter comparisons was higher for first quarter 2018 by 14.6% or $1.4 million as to first quarter 2017 and higher by 2.5% or $268 thousand as to last quarter 2017.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

In terms of annualized yield, for the quarter ended March 31, 2018, it was 4.28% which compares to last quarter’s 4.24% and a year ago first quarter ended March 31, 2017 of 3.98%. The following chart demonstrates the value of increased loan balances in the balance sheet mix, even if offset by lower balances in other interest bearing assets. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate for 2017 and a 21% tax rate for 2018 in the charts to follow.

	(In Thousands)
	Quarter to Date Ended March 31, 2018		Yield/Rate
	Average Balance	Interest/ Dividends	March 31, 2018	March 31, 2017
Interest Earning Assets:
Loans	$825,109	$10,102	4.90%	4.57%
Taxable Investment Securities	151,644	719	1.90%	1.75%
Tax-exempt Investment Securities	49,828	240	2.44%	3.10%
Fed Funds Sold & Interest Bearing Deposits	19,666	75	1.53%	0.79%

Total Interest Earning Assets	$1,046,247	$11,136	4.28%	3.98%

Change in Quarter to Date March 31, 2018 Interest Income Compared to March 31, 2017

	(In Thousands)
	Change	Due to Volume	Due to Rate
Interest Earning Assets:
Loans	$1,402	$771	$631
Taxable Investment Securities	(6)	(66)	60
Tax-exempt Investment Securities	(34)	(23)	(11)
Fed Funds Sold & Interest Bearing Deposits	53	33	20

Total Interest Earning Assets	$1,415	$715	$700

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2018. First quarter 2018 was higher by $284 thousand than first quarter 2017. Since 2017, average interest-bearing deposit balances have increased $53.1 million and resulted in $289 thousand more in interest expense for the most recent quarter. Additionally, interest expense on Fed Funds Purchased, Securities Sold Under Agreement to Repurchase and FHLB borrowings was down $5 thousand in the first quarter 2018 over the same time frame in 2017.

	(In Thousands)
	Quarter to Date Ended March 31, 2018		Yield/Rate
	Average Balance	Interest/ Dividends	March 31, 2018	March 31, 2017
Interest Bearing Liabilities:
Savings Deposits	$556,616	$741	0.53%	0.40%
Other Time Deposits	185,867	578	1.24%	1.11%
Other Borrowed Money	5,000	20	1.60%	1.44%
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	27,087	124	1.83%	1.44%

Total Interest Bearing Liabilities	$774,570	$1,463	0.75%	0.65%

Change in Quarter to Date March 31, 2018 Interest Expense Compared to March 31, 2017

	(In Thousands)
	Change	Due to Volume	Due to Rate
Interest Bearing Liabilities:
Savings Deposits	$250	$81	$169
Other Time Deposits	39	(25)	64
Other Borrowed Money	(16)	(20)	4
Fed Funds Purchased & Securities Sold under Agreement to Repurch.	11	(20)	31

Total Interest Bearing Liabilities	$284	$16	$268

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Overall, net interest spread for the first quarter 2018 is higher than last year and the same as last quarter. As the following chart illustrates, higher yields on interest and dividend income did offset the higher interest expense in the most recent quarter when comparing to the same period a year ago or to the previous quarter. Interest expense for the quarter as compared to last quarter increased by $101 thousand.

Fourth quarter 2017 recorded an asset yield of 4.24% for the quarter with cost of funds at 0.71%. Net interest spread and margin for fourth quarter 2017 were identical at 3.53% and 3.72% to current quarter shown below.

	3/31/2018	3/31/2017	12/31/2017
Interest/Dividend income/yield	4.28%	3.98%	4.24%
Interest Expense / yield	0.75%	0.65%	0.71%

Net Interest Spread	3.53%	3.33%	3.53%

Net Interest Margin	3.72%	3.50%	3.72%

Net interest income was up $1.1 million for the first quarter 2018 over the same time frame in 2017 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned. There has also been a $167 thousand increase in net interest income over fourth quarter 2017. As the new loans added in 2017 and 2018 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.

The discussion will now be separated into two distinct quarter discussions –first quarter comparisons and the two most recent quarter comparisons.

Comparison of Noninterest Results of Operations – First Quarter 2018 to First Quarter 2017

Provision Expense

The ALLL has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer and consumer real estate loan portfolio accounted for the largest component of charge-offs and recoveries for first quarter of 2018 and 2017. As was mentioned in previous discussion, the commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $33 thousand lower for the first quarter 2018 as compared to the same quarter 2017. Management continues to monitor asset quality, making adjustments to the provision as necessary. Loan charge-offs were $101 thousand higher in first quarter 2018 than the same quarter 2017, recoveries were $37 thousand in both periods. Combined net charge-offs were $101 thousand higher in first quarter 2018 than the same time period 2017. Past due loans decreased $1.7 million from March 31, 2017 as compared to March 31, 2018. The majority of the change is attributed to the decrease of past due balances in the consumer real estate, agricultural real estate and commercial real estate portfolios while the commercial and industrial increased.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended March 31, 2018, 2017, and 2016.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Three Months Ended March 2018	Three Months Ended March 2017	Three Months Ended March 2016
Loans, net	$834,737	$771,206	$706,517

Daily average of outstanding loans	$825,109	$762,126	$692,638

Allowance for Loan Losses - Jan 1	$6,868	$6,784	$6,057
Loans Charged off:
Consumer Real Estate	34	—	—
Agriculture Real Estate	—	—	—
Agricultural	—	—	—
Commercial Real Estate	14	—	3
Commercial and Industrial	—	—	20
Consumer	97	44	61

	145	44	84

Loan Recoveries:
Consumer Real Estate	—	10	2
Agriculture Real Estate	—	—	—
Agricultural	3	1	4
Commercial Real Estate	2	2	1
Commercial and Industrial	2	3	3
Consumer	30	21	25

	37	37	35

Net Charge Offs	108	7	49
Provision for loan loss	40	73	277
Acquisition provision for loan loss	—	—	—

Allowance for Loan & Lease Losses - March 31	6,800	6,850	6,285
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31	265	219	220

Total Allowance for Credit Losses - March 31	$7,065	$7,069	$6,505

Ratio of net charge-offs to average Loans outstanding	0.01%	0.00%	0.01%

Ratio of the Allowance for Loan Loss to Nonperforming Loans*	755.19%	478.96%	310.50%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Loans classified as nonaccrual were lower as of March 31, 2018 at $900 thousand as compared to $1.4 million as of March 31, 2017.

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

The following table presents the balances for allowance of loan losses by loan type for three months ended March 31, 2018 and March 31, 2017.

	(In Thousands)		(In Thousands)
	March 2018		March 2017
	Amount	% of Loan Category	Amount	% of Loan Category
Balance at End of Period Applicable To:
Consumer Real Estate	$254	10.07	$277	10.93
Agricultural Real Estate	263	8.10	244	8.23
Agricultural	706	11.97	634	11.28
Commercial Real Estate	3,674	49.67	3,008	49.48
Commercial and Industrial	1,443	15.56	1,299	15.69
Consumer	431	4.63	397	4.39
Unallocated	29	0.00	991	0.00

Allowance for Loan & Lease Losses	6,800		6,850
Off Balance Sheet Commitments	265		219

Total Allowance for Credit Losses	$7,065		$7,069

Noninterest Income

Noninterest income was up $26 thousand for the first quarter 2018 over the same time frame in 2017. The Company has seen a decrease in its mortgage production volume and as a result the gain on the sale of these loans was $69 thousand lower for the first quarter 2018 over the same period in 2017. Loan originations on loans held for sale for the first quarter 2018 were $11.6 million with proceeds from sale at $10 million for 2018 which was less than 2017’s first quarter activity of $14.4 million in originations and $16.3 million in sales. The net result of the activity was 2018 had $69 thousand less revenue on gain of sale on the quarter. The Company was able to better take advantage of market fluctuations in its available-for-sale portfolio and sales on securities in first quarter 2017 than first quarter 2018. The gain was $31 thousand lower in the most recent quarter than the same quarter prior year. The next largest fluctuation in noninterest income was in the combined service fee lines, which was $126 thousand higher than the same quarter last year.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the first quarter of 2018, mortgage servicing rights caused a net $14 thousand in income, in comparison to a net $17 thousand income for the first quarter of 2017. The slightly lower capitalized additions for 2018 are attributed to a lower loan origination level of 1-4 families combined with a higher mortgage servicing rights value being applied to originations of 1-4 families in 2018 as compared to 2017. For loans of 15 years and less, the value was .972% in the first quarter 2018 versus .647% in first quarter 2017. For loans over 15 years, the value was 1.168% versus .929% for the same periods respectively. The carrying value is well below the market value of $3.1 million which indicates any large expense to fund the valuation allowance to be unlikely in 2018.

	(In Thousands)
	March 31, 2018	March 31, 2017
Beginning Balance, January 1	$2,299	$2,192
Capitalized Additions	99	101
Amortization	(85)	(84)

Ending Balance, March 31	2,313	2,209
Valuation Allowance	—	—

Mortgage Servicing Rights net, March 31	$2,313	$2,209

Noninterest Expense

For the first quarter 2018, noninterest expenses were $569 thousand higher than for the same quarter in 2017. Salaries, wages, and employee benefits increased $523 thousand, with the addition of the Huntertown, Bowling Green and Findlay offices, along with normal merit increases. Furniture and equipment expenses increased $35 thousand from the prior year due to an increase in depreciation and maintenance contracts. Data processing charges increased just $20 thousand for first quarter 2018 compared to the first quarter 2017. General and administrative expenses were down $37 thousand compared to first quarter 2017 with no one item noteworthy.

Results overall, net income in the first quarter of 2018 was up $928 thousand as compared to the same quarter last year. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion and doing business in a less than robust economy.

Comparison of Noninterest Results of Operations – First Quarter 2018 to Fourth Quarter 2017

Provision Expense

Total provision for loan losses was $15 thousand higher for first quarter 2018 than for fourth quarter 2017. Loan growth continued in the first quarter, in addition to strong asset quality. The strong asset quality and low net charge-offs offset any need for additional provision above the $40 thousand that was expensed. Since the fourth quarter 2017, past due loans have decreased by $381 thousand. Though, net charge-offs were higher at $108 thousand for first quarter 2018 compared to fourth quarter 2017’s $28 thousand.

Noninterest Income

Noninterest income for the first quarter 2018 was lower than the fourth quarter by $133 thousand. The decrease is attributed to lower total service fees and charges of $54 thousand along with a decrease in net gain on sale of loans of $79 thousand.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS (Continued)

Noninterest Expense

For the first quarter 2018, noninterest expenses were $435 thousand higher than in fourth quarter 2017. Mortgage servicing rights amortization was $2 thousand lower than last quarter. Salaries and wages increased by $71 thousand from the previous quarter. Employee benefits increased by $149 thousand over the previous quarter due largely to increased medical claims. Furniture and equipment expenditures increased by $105 thousand largely due to depreciation.

Net occupancy expenses increased from the previous quarter by $119 thousand. The increase is primarily attributed to an increase in building depreciation of $101 thousand over fourth quarter 2017.

General and administrative was down by $47 thousand over fourth quarter; however, the Company has seen increased cost resulting from Bancorp stock activity.

Net Income

Overall, net income for the first quarter of 2018 was higher by $331 thousand as compared to the fourth quarter of 2017. The growth in loans has spurred the large increase in net interest income that has flowed through to the bottom line. The opening of the new offices may create a slight drag in the short run; however, the Company remains focused on the long term.

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

[Remainder of this page intentionally left blank]

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income

Net Interest Margin (Ratio)	% Change to Flat Rate	Rate Direction	Rate Changes by	Cumulative Total ($000)	% Change to Flat Rate
4.30%	14.64%	Rising	3.00%	46,260	11.61%
4.06%	8.22%	Rising	2.00%	44,175	6.58%
3.81%	1.71%	Rising	1.00%	42,136	1.66%
3.75%	0.00%	Flat	0.00%	41,447	0.00%
3.45%	-7.97%	Falling	-1.00%	38,963	-5.99%
3.22%	-14.08%	Falling	-2.00%	37,151	-10.37%
2.99%	-20.24%	Falling	-3.00%	35,403	-14.58%

The net interest margin represents the forecasted twelve month margin. The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months and over a 24 month time frame. It also shows the effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen the term of some of the Bank’s fixed rate liabilities or sources of funds to decrease the exposure to a rising rate environment. Of course, customer desires also impact the Bank’s ability to attract longer term deposits. Some movement into the longer term time deposits has occurred. Over the past five year period, the Bank has experienced a decrease in the time balances of our deposit portfolio, and therefore, a loss of term funding. Over the past two years, the Bank has also paid off term borrowings with the last $5 million maturing this year.

The shock chart currently shows a widening net interest margin over the next twelve months in an increasing rate environment with a tightening in a falling rate environment. Cost of funds are below 0.75% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment only shows minor improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change. All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4	CONTROLS AND PROCEDURES

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2018 to 1/31/2018	—	—	—	400,000
2/1/2018 to 2/28/2018	—	—	—	400,000
3/1/2018 to 3/31/2018	—	—	—	400,000

Total	—	—	—	400,000

(1)	From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 19, 2018. On that date, the Board of Directors authorized the repurchase of 400,000 common shares between January 19, 2018 and December 31, 2018.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

ITEM 6	EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed with the Commission on August 25, 2017).

3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).

31.1	Rule 13-a-14(a) Certification - CEO

31.2	Rule 13-a-14(a) Certification - CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schem Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

[Remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date: April 25, 2018	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date: April 25, 2018	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO