Form 10-Q
period 2018-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2018-07-25
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2018

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	9,263,910
Class	Outstanding as of July 20, 2018

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

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$31,838	$33,480
Federal funds sold	726	987
Total cash and cash equivalents	32,564	34,467
Interest-bearing time deposits	4,019	4,018
Securities - available-for-sale	187,036	196,398
Other securities, at cost	3,717	3,717
Loans held for sale	913	1,221
Loans, net	824,226	816,156
Premises and equipment	21,957	21,726
Goodwill	4,074	4,074
Mortgage servicing rights	2,356	2,299
Other real estate owned	649	674
Bank owned life insurance	14,692	14,523
Other assets	9,129	7,736
Total Assets	$1,105,332	$1,107,009
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$200,067	$199,114
Interest-bearing
NOW accounts	311,185	298,711
Savings	238,167	233,949
Time	181,347	187,566
Total deposits	930,766	919,340
Federal funds purchased and securities sold under agreements to repurchase	23,898	39,495
Federal Home Loan Bank (FHLB) advances	5,000	5,000
Dividend payable	1,284	1,193
Accrued expenses and other liabilities	6,808	7,844
Total liabilities	967,756	972,872
Commitments and Contingencies
Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 10,400,000 shares 6/30/18 and 12/31/17 (1)	11,842	11,546
Treasury stock - 1,134,620 shares 6/30/18, 1,134,120 shares 12/31/17 (1)	(12,186)	(12,160)
Retained earnings	142,330	136,577
Accumulated other comprehensive loss	(4,410)	(1,826)
Total stockholders' equity	137,576	134,137
Total Liabilities and Stockholders' Equity	$1,105,332	$1,107,009

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2017, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest Income
Loans, including fees	$10,521	$9,120	$20,623	$17,820
Debt securities:
U.S. Treasury and government agencies	612	623	1,235	1,265
Municipalities	289	300	570	615
Dividends	53	44	108	86
Federal funds sold and other	62	37	137	59
Total interest income	11,537	10,124	22,673	19,845
Interest Expense
Deposits	1,389	1,098	2,708	2,128
Federal funds purchased and securities sold under agreements to repurchase	118	118	242	231
Borrowed funds	20	37	40	73
Total interest expense	1,527	1,253	2,990	2,432
Net Interest Income - Before Provision for Loan Losses	10,010	8,871	19,683	17,413
Provision for Loan Losses	132	25	172	98
Net Interest Income After Provision
For Loan Losses	9,878	8,846	19,511	17,315
Noninterest Income
Customer service fees	1,465	1,330	2,931	2,811
Other service charges and fees	1,040	1,209	2,052	2,080
Net gain on sale of loans	301	218	433	419
Net gain on sale of available-for-sale securities	-	16	-	47
Total noninterest income	2,806	2,773	5,416	5,357
Noninterest Expense
Salaries and wages	3,225	3,137	6,535	6,138
Employee benefits	848	783	1,984	1,705
Net occupancy expense	441	374	828	787
Furniture and equipment	565	491	1,072	963
Data processing	305	308	636	619
Franchise taxes	228	225	467	450
ATM expense	333	292	645	597
Advertising	247	192	433	367
Net (gain) loss on sale of other assets owned	(1)	14	16	14
FDIC assessment	81	82	168	165
Mortgage servicing rights amortization	95	97	180	181
Other general and administrative	1,271	1,103	2,314	2,183
Total noninterest expense	7,638	7,098	15,278	14,169
Income Before Income Taxes	5,046	4,521	9,649	8,503
Income Taxes	932	1,298	1,768	2,441
Net Income	$4,114	$3,223	$7,881	$6,062
Net Income Per Share (1)	$0.44	$0.35	$0.85	$0.66
Dividends Declared (1)	$0.14	$0.12	$0.27	$0.24

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Income	$4,114	$3,223	$7,881	$6,062
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(344)	2,044	(2,815)	2,456
Reclassification adjustment for gain on sale of available-for-sale securities	-	(16)	-	(47)
Net unrealized gain (loss) on available-for-sale securities	(344)	2,028	(2,815)	2,409
Tax expense (benefit)	(72)	690	(591)	819
Other comprehensive income (loss)	(272)	1,338	(2,224)	1,590
Comprehensive Income	$3,842	$4,561	$5,657	$7,652

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income	$7,881	$6,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	922	970
Amortization on available-for-sale securities, net	500	578
Amortization of servicing rights	180	181
Amortization of core deposit intangible	84	161
Compensation expense related to stock awards	314	224
Deferred income taxes	(592)	1,278
Provision for loan loss	172	98
Gain on sale of loans held for sale	(433)	(419)
Originations of loans held for sale	(27,216)	(30,242)
Proceeds from sale of loans held for sale	27,618	31,658
Loss on sale of other assets owned	16	14
Gain on sales of securities available-for-sale	-	(47)
Change in other assets and other liabilities, net	(914)	(2,189)
Net cash provided by (used in) operating activities	8,532	8,327
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	8,712	14,647
Sales	-	13,562
Purchases	(2,695)	(3,387)
Change in interest-bearing time deposits	1	(626)
Proceeds from sale of other assets owned	9	130
Additions to premises and equipment	(1,262)	(469)
Loan originations and principal collections, net	(8,644)	(34,184)
Net cash used in investing activities	(3,879)	(10,327)
Cash Flows from Financing Activities
Net change in deposits	11,426	35,272
Net change in federal funds purchased and securities sold under agreements to repurchase	(15,597)	(30,229)
Cash dividends paid on common stock	(2,385)	(2,106)
Net cash provided by (used in) financing activities	(6,556)	2,937
Net Increase (Decrease) in Cash and Cash Equivalents	(1,903)	937
Cash and cash equivalents - Beginning of year	34,467	28,322
Cash and cash equivalents - End of period	$32,564	$29,259
Supplemental Information
Cash paid during the year for:
Interest	$2,993	$2,436
Income taxes	$1,307	$2,302
Noncash investing activities:
Transfer of loans to other real estate owned	$-	$-

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that are expected for the year ended December 31, 2018.  The condensed consolidated balance sheet of the Company as of  December 31, 2017, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 2 ASSET PURCHASES

The Company purchased an office on December 13, 2013 in Custar, Ohio. Core deposit intangible assets of $1.17 million were recognized and are being amortized over its remaining economic useful life of the deposits of 7 years on a straight line basis.

The amortization expense for the year ended December 31, 2017 was $245 thousand, which included the remaining $78 thousand from the purchase of the Hicksville office on July 9, 2010.  Of the $167 thousand to be expensed in 2018, $84 thousand has been expensed for the six months ended June 30, 2018.

(In Thousands)
Custar
2018	$167
2019	167
2020	161
$495

NOTE 3 SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2018 and December 31, 2017,  follows:

	(In Thousands)
	June 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$21,168	$-	$(377)	$20,791
U.S. Government agencies	79,169	-	(2,859)	76,310
Mortgage-backed securities	36,416	21	(1,601)	34,836
State and local governments	55,865	313	(1,079)	55,099
Total available-for-sale securities	$192,618	$334	$(5,916)	$187,036

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

	(In Thousands)
	December 31, 2017
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$21,219	$-	$(241)	$20,978
U.S. Government agencies	82,198	-	(1,732)	80,466
Mortgage-backed securities	40,236	64	(790)	39,510
State and local governments	55,512	437	(505)	55,444
Total available-for-sale securities	$199,165	$501	$(3,268)	$196,398

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

Information pertaining to securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2018
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(104)	$6,864	$(273)	$13,927
U.S. Government agencies	(469)	14,664	(2,390)	61,646
Mortgage-backed securities	(94)	5,640	(1,507)	27,975
State and local governments	(472)	30,386	(607)	12,002
Total available-for-sale securities	$(1,139)	$57,554	$(4,777)	$115,550

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

Below are the gross realized gains and losses for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2018	2017	2018	2017
Gross realized gains	$-	$27	$-	$58
Gross realized losses	-	(11)	-	(11)
Net realized gains	$-	$16	$-	$47
Tax expense related to net realized gains	$-	$5	$-	$16

The net realized gains on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gain is included in net gain on sale of available-for-sale securities and the related tax expense is included in income taxes in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$22,734	$22,674
After one year through five years	79,589	78,096
After five years through ten years	50,835	48,566
After ten years	3,044	2,864
Total	$156,202	$152,200
Mortgage-backed securities	36,416	34,836
Total	$192,618	$187,036

Investments with a carrying value of $83.2 million and $82.9 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of June 30, 2018 and December 31, 2017.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  June 30, 2018 and December 31, 2017:

	(In Thousands)
Loans:	June 30, 2018	December 31, 2017
Consumer Real Estate	$82,853	$83,620
Agricultural Real Estate	69,701	64,073
Agricultural	104,830	95,111
Commercial Real Estate	411,509	410,520
Commercial and Industrial	116,351	126,275
Consumer	40,513	37,757
Industrial Development Bonds	6,071	6,415
	831,828	823,771
Less: Net deferred loan fees and costs	(813)	(747)
	831,015	823,024
Less: Allowance for loan losses	(6,789)	(6,868)

Loans - Net	$824,226	$816,156

The following is a contractual maturity schedule by major category of loans as of June 30, 2018:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$4,338	$14,305	$64,210
Agricultural Real Estate	867	5,642	63,192
Agricultural	63,873	29,129	11,828
Commercial Real Estate	12,918	140,932	257,659
Commercial and Industrial	60,579	45,926	9,846
Consumer	5,218	26,031	9,264
Industrial Development Bonds	600	65	5,406

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2018:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$39,784	$43,069
Agricultural Real Estate	50,538	19,163
Agricultural	37,971	66,859
Commercial Real Estate	249,029	162,480
Commercial and Industrial	41,256	75,095
Consumer	35,945	4,568
Industrial Development Bonds	6,071	-

As of June 30, 2018 and December 31, 2017 one to four family residential mortgage loans amounting to $15.8 and $17.3 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of June 30, 2018 and December 31, 2017, net of deferred loan fees and costs:

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$325	$143	$250	$718	$81,650	$82,368	$-
Agricultural Real Estate	16	-	-	16	69,660	69,676	-
Agricultural	-	-	-	-	104,980	104,980	-
Commercial Real Estate	-	-	-	-	410,886	410,886	-
Commercial and Industrial	44	-	-	44	122,466	122,510	-
Consumer	25	28	-	53	40,542	40,595	-

Total	$410	$171	$250	$831	$830,184	$831,015	$-

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$565	$212	$113	$890	$82,310	$83,200	$-
Agricultural Real Estate	-	-	101	101	63,943	64,044	-
Agricultural	-	-	-	-	95,238	95,238	-
Commercial Real Estate	-	-	38	38	409,915	409,953	-
Commercial and Industrial	-	42	-	42	132,745	132,787	-
Consumer	34	2	7	43	37,759	37,802	-

Total	$599	$256	$259	$1,114	$821,910	$823,024	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2018 and December 31, 2017:

	(In Thousands)
	June 30, 2018	December 31, 2017

Consumer Real Estate	$796	$708
Agricultural Real Estate	-	101
Agricultural	-	-
Commercial Real Estate	-	38
Commercial & Industrial	107	149
Consumer	-	7
Total	$903	$1,003

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

Commercial and Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition.  Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval.

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
2.

One (1) Excellent.  Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of Risk Management Association ratios).  Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited.  Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc.  No credit or collateral exceptions exist and the loan adheres to the Bank's loan policy in every respect.  Financing alternatives would be readily available and would qualify for unsecured credit. This grade is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of June 30, 2018 and December 31, 2017:

	(In Thousands)
					Industrial
	Agricultural		Commercial	Commercial	Development
	Real Estate	Agricultural	Real Estate	and Industrial	Bonds
June 30, 2018
1-2	$3,919	$4,493	$5,604	$2,151	$-
3	14,414	34,305	30,774	18,285	3,217
4	50,899	65,061	363,946	93,664	2,854
5	431	1,121	7,601	1,151	-
6	13	-	2,961	1,081	-
7	-	-	-	107	-
8	-	-	-	-	-
Total	$69,676	$104,980	$410,886	$116,439	$6,071

					Industrial
	Agricultural		Commercial	Commercial	Development
	Real Estate	Agricultural	Real Estate	and Industrial	Bonds
December 31, 2017
1-2	$4,143	$6,558	$1,244	$9,205	$-
3	15,244	37,267	32,498	15,277	3,489
4	43,416	51,312	359,600	99,581	2,926
5	1,125	101	7,758	1,381	-
6	116	-	8,853	817	-
7	-	-	-	111	-
8	-	-	-	-	-
Total	$64,044	$95,238	$409,953	$126,372	$6,415

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2018 and December 31, 2017.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	June 30, 2018	December 31, 2017
Grade
Pass	$81,834	$82,632
Special Mention (5)	-	-
Substandard (6)	454	488
Doubtful (7)	80	80
Total	$82,368	$83,200

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Performing	$3,998	$4,108	$36,579	$33,666
Nonperforming	-	-	18	28
Total	$3,998	$4,108	$36,597	$33,694

Information about impaired loans as of June 30, 2018, December 31, 2017 and June 30, 2017 are as follows:

		(In Thousands)
	June 30, 2018	December 31, 2017	June 30, 2017

Impaired loans without a valuation allowance	804	1,131	1,024
Impaired loans with a valuation allowance	648	614	691
Total impaired loans	$1,452	$1,745	$1,715
Valuation allowance related to impaired loans	$132	$106	$115
Total non-accrual loans	$903	$1,003	$1,365
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$1,452	$2,160	$1,744
Year to date average investment in impaired loans	$1,570	$1,885	$1,789

No additional funds are committed to be advanced in connection with impaired loans.

The Bank had approximately $107 thousand of its impaired loans classified as troubled debt restructured (TDR) as of June 30, 2018, $534 thousand as of December 31, 2017 and $546 thousand as of June 30, 2017.  During the year to date  2018 and 2017, there were no new loans considered TDR.

For the three and six month period ended June 30, 2018 and 2017, there were no TDRs that subsequently defaulted after modification.

For the six month period ended June 30, 2018, $418 thousand of impaired loans classified as TDR involving one relationship was paid off.

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

The following tables present loans individually evaluated for impairment by class of loans for three months ended June 30, 2018 and June 30, 2017 .

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended June 30, 2018		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$606	$606	$-	$526	$6	$4
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	198	198	-	199	3	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	254	254	46	152	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	-	-	-	139	-	-
Commercial and Industrial	394	394	86	436	4	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$860	$860	$46	$678	$6	$4
Agricultural Real Estate	$-	$-	$-	$-	$-	$-
Agricultural	$-	$-	$-	$-	$-	$-
Commercial Real Estate	$198	$198	$-	$338	$3	$-
Commercial and Industrial	$394	$394	$86	$436	$4	$-
Consumer	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended June 30, 2017		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$923	$923	$-	$948	$8	$6
Agricultural Real Estate	101	101	-	101	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	85	85	25	87	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	492	492	57	493	7	-
Commercial and Industrial	114	114	33	115	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$1,008	$1,008	$25	$1,035	$8	$6
Agricultural Real Estate	$101	$101	$-	$101	$-	$-
Agricultural	$-	$-	$-	$-	$-	$-
Commercial Real Estate	$492	$492	$57	$493	$7	$-
Commercial and Industrial	$114	$114	$33	$115	$-	$-
Consumer	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for six months ended June 30, 2018 and June 30, 2017.

	(In Thousands)
						YTD
				YTD	YTD	Interest
Six Months Ended June 30, 2018		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$606	$606	$-	$509	$14	$10
Agricultural Real Estate	-	-	-	34	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	198	198	-	200	5	-
Commercial and Industrial	-	-	-	104	-	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	254	254	46	116	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	-	-	-	279	-	-
Commercial and Industrial	394	394	86	328	8	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$860	$860	$46	$625	$14	$10
Agricultural Real Estate	$-	$-	$-	$34	$-	$-
Agricultural	$-	$-	$-	$-	$-	$-
Commercial Real Estate	$198	$198	$-	$479	$5	$-
Commercial and Industrial	$394	$394	$86	$432	$8	$-
Consumer	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Six Months Ended June 30, 2017		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$923	$923	$-	$976	$16	$12
Agricultural Real Estate	101	101	-	111	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	85	85	25	90	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	492	492	57	496	13	-
Commercial and Industrial	114	114	33	116	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$1,008	$1,008	$25	$1,066	$16	$12
Agricultural Real Estate	$101	$101	$-	$111	$-	$-
Agricultural	$-	$-	$-	$-	$-	$-
Commercial Real Estate	$492	$492	$57	$496	$13	$-
Commercial and Industrial	$114	$114	$33	$116	$-	$-
Consumer	$-	$-	$-	$-	$-	$-

As of June 30, 2018, the Company had no foreclosed residential real estate property obtained by physical possession and $255 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of June 30, 2017, the Company had $25 thousand of foreclosed residential real estate property obtained by physical possession and $36 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,868	$6,784
Provision for loan loss	172	222
Loans charged off	(327)	(288)
Recoveries	76	150
Allowance for Loan & Lease Losses	$6,789	$6,868
Allowance for Unfunded Loan Commitments & Letters of Credit	$315	$227
Total Allowance for Credit Losses	$7,104	$7,095

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table breaks down the activity within ACL for each loan portfolio classification and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs.

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended June 30, 2018 and June 30, 2017 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$254	$263	$706	$3,674	$1,443	$431	$265	$29	$7,065
Charge Offs	-	-	-	(1)	(100)	(81)	-	-	(182)
Recoveries	-	-	3	2	3	31	-	-	39
Provision (Credit)	(3)	(8)	42	(415)	74	78	-	364	132
Other Non-interest expense related to unfunded	-	-	-	-	-	-	50	-	50
Ending Balance	$251	$255	$751	$3,260	$1,420	$459	$315	$393	$7,104
Ending balance: individually evaluated for impairment	$46	$-	$-	$-	$86	$-	$-	$-	$132
Ending balance: collectively evaluated for impairment	$205	$255	$751	$3,260	$1,334	$459	$315	$393	$6,972
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$82,368	$69,676	$104,980	$410,886	$122,510	$40,595	$-	$-	$831,015
Ending balance: individually evaluated for impairment	$860	$-	$-	$198	$394	$-	$-	$-	$1,452
Ending balance: collectively evaluated for impairment	$81,508	$69,676	$104,980	$410,688	$122,116	$40,595	$-	$-	$829,563
Ending balance: loans acquired with deteriorated credit quality	$119	$-	$-	$-	$-	$-	$-	$-	$119

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$277	$244	$634	$3,008	$1,299	$397	$219	$991	$7,069
Charge Offs	-	-	-	-	-	(53)	-	-	(53)
Recoveries	2	-	1	5	3	25	-	-	36
Provision (Credit)	(29)	9	(39)	63	50	38	-	(67)	25
Other Non-interest expense related to unfunded	-	-	-	-	-	-	-	-	-
Ending Balance	$250	$253	$596	$3,076	$1,352	$407	$219	$924	$7,077
Ending balance: individually evaluated for impairment	$25	$-	$-	$57	$33	$-	$-	$-	$115
Ending balance: collectively evaluated for impairment	$225	$253	$596	$3,019	$1,319	$407	$219	$924	$6,962
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$83,903	$64,003	$83,771	$394,051	$129,675	$35,435	$-	$-	$790,838
Ending balance: individually evaluated for impairment	$1,008	$101	$-	$492	$114	$-	$-	$-	$1,715
Ending balance: collectively evaluated for impairment	$82,895	$63,902	$83,771	$393,559	$129,561	$35,435	$-	$-	$789,123
Ending balance: loans acquired with deteriorated credit quality	$196	$-	$-	$-	$-	$-	$-	$-	$196

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis, presented in thousands, related to the allowance for credit losses for six months ended June 30, 2018 and June 30, 2017 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$343	$244	$667	$3,149	$1,546	$441	$227	$478	$7,095
Charge Offs	(34)	-	-	(16)	(100)	(177)	-	-	(327)
Recoveries	-	-	6	4	6	60	-	-	76
Provision (Credit)	(58)	11	78	123	(32)	135	-	(85)	172
Other Non-interest expense related to unfunded	-	-	-	-	-	-	88	-	88
Ending Balance	$251	$255	$751	$3,260	$1,420	$459	$315	$393	$7,104
Ending balance: individually evaluated for impairment	$46	$-	$-	$-	$86	$-	$-	$-	$132
Ending balance: collectively evaluated for impairment	$205	$255	$751	$3,260	$1,334	$459	$315	$393	$6,972
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$82,368	$69,676	$104,980	$410,886	$122,510	$40,595	$-	$-	$831,015
Ending balance: individually evaluated for impairment	$860	$-	$-	$198	$394	$-	$-	$-	$1,452
Ending balance: collectively evaluated for impairment	$81,508	$69,676	$104,980	$410,688	$122,116	$40,595	$-	$-	$829,563
Ending balance: loans acquired with deteriorated credit quality	$119	$-	$-	$-	$-	$-	$-	$-	$119

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001
Charge Offs	-	-	-	-	-	(97)	-	-	(97)
Recoveries	13	-	2	7	6	45	-	-	73
Provision (Credit)	(79)	12	(22)	(181)	28	65	-	275	98
Other Non-interest expense related to unfunded	-	-	-	-	-	-	2	-	2
Ending Balance	$250	$253	$596	$3,076	$1,352	$407	$219	$924	$7,077
Ending balance: individually evaluated for impairment	$25	$-	$-	$57	$33	$-	$-	$-	$115
Ending balance: collectively evaluated for impairment	$225	$253	$596	$3,019	$1,319	$407	$219	$924	$6,962
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$83,903	$64,003	$83,771	$394,051	$129,675	$35,435	$-	$-	$790,838
Ending balance: individually evaluated for impairment	$1,008	$101	$-	$492	$114	$-	$-	$-	$1,715
Ending balance: collectively evaluated for impairment	$82,895	$63,902	$83,771	$393,559	$129,561	$35,435	$-	$-	$789,123
Ending balance: loans acquired with deteriorated credit quality	$196	$-	$-	$-	$-	$-	$-	$-	$196

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

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Earnings per share
Net income	$4,114	$3,223	$7,881	$6,062
Less: distributed earnings allocated to participating securities	(13)	(11)	(25)	(21)
Less: undistributed earnings allocated to participating securities	(28)	(19)	(54)	(36)
Net earnings available to common shareholders	$4,073	$3,193	$7,802	$6,005

Weighted average common shares outstanding including participating securities (1)	9,265,898	9,241,750	9,265,928	9,241,750
Less: average unvested restricted shares (1)	(92,368)	(86,300)	(92,398)	(86,300)
Weighted average common shares outstanding (1)	9,173,530	9,155,450	9,173,530	9,155,450
Basic earnings and diluted per share (1)	$0.44	$0.35	$0.85	$0.66

(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

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

Other Securities

The carrying value of Federal Home Loan Bank and Farmer Mac stock, listed as "other securities", approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

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

Off Balance Sheet Financial Instruments

Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter-parties' credit standing.

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2018 and December 31, 2017 are reflected below.

	(In Thousands)
	June 30, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$32,564	$32,564	$32,564	$-	$-
Interest-bearing time deposits	4,019	4,019	-	4,019	-
Securities - available-for-sale	187,036	187,036	20,791	164,835	1,410
Other Securities	3,717	3,717	-	-	3,717
Loans held for sale	913	913	-	-	913
Loans, net	824,226	809,064	-	-	809,064
Interest receivable	4,686	4,686	-	-	4,686

Financial Liabilities:
Interest bearing Deposits	$549,352	$550,699	$-	$-	$550,699
Non-interest bearing Deposits	200,067	200,067	-	200,067	-
Time Deposits	181,347	179,959	-	-	179,959
Total Deposits	930,766	930,725	-	200,067	730,658

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	23,898	23,898	-	-	23,898
Federal Home Loan Bank advances	5,000	5,001	-	-	5,001
Interest payable	316	316	-	-	316

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2017
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$34,467	$34,467	$34,467	$-	$-
Interest-bearing time deposits	4,018	4,009	-	4,009	-
Securities - available-for-sale	196,398	196,398	20,978	173,992	1,428
Other Securities	3,717	3,717	-	-	3,717
Loans held for sale	1,221	1,221	-	-	1,221
Loans, net	816,156	819,193	-	-	819,193
Interest receivable	4,276	4,276	-	-	4,276

Financial Liabilities:
Interest bearing Deposits	$532,660	$532,660	$-	$-	$532,660
Non-interest bearing Deposits	199,114	199,114	-	199,114	-
Time Deposits	187,566	188,335	-	-	188,335
Total Deposits	919,340	920,109	-	199,114	720,995

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	39,495	39,495	-	-	39,495
Federal Home Loan Bank advances	5,000	5,021	-	-	5,021
Interest payable	318	318	-	-	318

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$20,791	$-	$-
U.S. Government agencies	-	76,310	-
Mortgage-backed securities	-	34,836	-
State and local governments	-	53,689	1,410
Total Securities Available-for-Sale	$20,791	$164,835	$1,410

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$20,978	$-	$-
U.S. Government agencies	-	80,466	-
Mortgage-backed securities	-	39,510	-
State and local governments	-	54,016	1,428
Total Securities Available-for-Sale	$20,978	$173,992	$1,428

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of June 30, 2018 and June 30, 2017.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2018	$-	$1,428	$1,428

Change in Market Value	-	(18)	(18)

Payments & Maturities	-	-	-

Balance at June 30, 2018	$-	$1,410	$1,410

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2017	$-	$1,418	$1,418

Change in Market Value	-	30	30

Payments & Maturities	-	-	-

Balance at June 30, 2017	$-	$1,448	$1,448

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At June 30, 2018 and December 31, 2017, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2018 and December 31, 2017, fair value of collateral dependent impaired loans categorized as Level 3 was $516 and $508 thousand, respectively. The specific allocation for impaired loans was $132 and $106 thousand as of June 30, 2018 and December 31, 2017, respectively, which are accounted for in the allowance for loan losses (see Note 4).

Other real estate is reported at either the lower of the fair value of the real estate minus the estimated costs to sell the asset or the cost of the asset.  The determination of fair value of the real estate relies primarily on appraisals from third parties.  If the fair value of the real estate, minus the estimated costs to sell the asset, is less than the asset's cost, the deficiency is recognized as a valuation allowance against the asset through a charge to expense. The valuation allowance is therefore increased or decreased, through charges or credits to expense, for changes in the asset's fair value or estimated selling costs.

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	June 30, 2018	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,410	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.78% )

Collateral dependent impaired loans	516	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (20.37%)

Other real estate owned - residential	-	Appraisals	Discount to reflect current market	0-20% ( — )

Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	0-20% ( — )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2017	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,428	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.68%)

Collateral dependent impaired loans	508	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (17.28%)

Other real estate owned - residential	22	Appraisals	Discount to reflect current market	0-20% (2.22%)

Other real estate owned - commercial	266	Appraisals	Discount to reflect current market	0-20% (5.15%)

The following table presents impaired loans and other real estate owned as recorded at fair value on June 30, 2018 and December 31, 2017:

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2018
(In Thousands)
	Balance at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$516	$-	$-	$516
Other real estate owned - residential	-	-	-	-
Other real estate owned - commercial	-	-	-	-

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017
	(In Thousands)
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$508	$-	$-	$508
Other real estate owned - residential	22	-	-	22
Other real estate owned - commercial	266	-	-	266

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company did not have any Federal Funds Purchased as of June 30, 2018 and had $10.4 million as of December 31, 2017. During the same time periods the company also had $23.9 million and $29.1 million in securities sold under agreement to repurchase.

	June 30, 2018
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase Agreements;
US Treasury & agency securities	753	-	-	23,145	23,898
	$753	$-	$-	$23,145	$23,898

	December 31, 2017
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$10,425	$-	$-	$-	$10,425
Repurchase Agreements;
US Treasury & agency securities	6,145	-	-	22,925	29,070
	$16,570	$-	$-	$22,925	$39,495

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016.  The Company has adopted ASU 2014-09 on January 1, 2018 and ASU No 2014-09 did not have a significant impact on its financial statements.  Several of the Company’s revenue streams were reviewed out as a result of the standard.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities).  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently gathering information, reviewing possible vendors and has formed a committee to formulate the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results. At this time, an external advisor has been contracted.  The Company is in the early stages of CECL conversion analysis.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and other (Topic 350) – Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material impact on its accounting disclosures, as goodwill testing has been completed annually without any impairment concerns.

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

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendments allow for the reclassification of stranded tax effects in accumulated other comprehensive income (AOCI) an option rather than a requirement; however, disclosure is required if not elected.  The reclassification from accumulated other comprehensive income to retained earnings results from the newly enacted federal corporate income tax rate resulting from the Tax Cuts and Job Acts signed by President Trump in December 2017.  The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate of 21%.  Entities will have an option to adopt the standard retrospectively or in the period of adoption.  The company has adopted this standard on January 1, 2018 and reclassified approximately $360 thousand into retained earnings.

In March of 2018, the FASB issued ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.”  These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118.  The amendments are effective upon addition to the FASB Codification.

In June 2018, the financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  These amendments expand the scope of Topic 718, Compensation – Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.  The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees.  The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.  At this time, the Company does not recognize the existence of any non-employee relationships involving share-based payments.  The Company will continue to assess prior to adoption.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, the local economies continue to grow.  The loan pipeline remains strong though down slightly as compared to a year ago.  The business climate is strong though tempered by some concern with tariffs, steel supply and the macro economy.  This concern has lead to projects being delayed.  Profitability remains solid in all loan segments.  The passing of the Farm Bill enabled some agricultural real estate sales into the secondary market to occur during the quarter.  Tariffs are impacting crop prices, especially soybeans at this time.  Farmers recognize this strategy may result in short-term pain for long-term gain though it has created unease.  The automotive industry is still strong and the manufacturers in our market area continue to fill orders.  More companies are turning to automation as finding employees has become more difficult.  The labor shortage is a concern for many industrial sectors.  The Company has also experienced difficulty in finding quality employees with the low unemployment rates throughout our markets.

Federal rate increases have resulted in a widening of the net interest margin.  The sustainability of a widening of the margin with future rate hikes is questionable.  Pressure on the cost of funds continues to mount with each rate increase.  The flattening of the yield curve, which is being driven by the increase in the short end of the curve puts the most pressure on the most liquid funds.  A slowing in the rate of loan growth has and will put pressure on the margin also.

Lastly, a very bright spot in 2018 has been the change in tax rates.  The Company has chosen to invest a portion of those tax savings dollars to increase the base pay of our lowest paid employees.  We continue to evaluate how best to utilize those funds to impact our shareholders, customers, communities and employees.  Additional investment in capital assets is also occurring.

With long-term sustainable growth as a strategic objective, the Bank opened its 25th office in Findlay, Ohio, in the first quarter.  Unique to the office is the utilization of newer technology in the form of Interactive Teller Machines (ITMs).  The use of ITMs enabled the office to be remodeled and eliminated the traditional teller line and drive-up.  The ITMs have remote assistance available upon request or the customer can complete the transactions themselves with debit card activation.  Previous teller line space has been converted to work stations at which personal relationship bankers may assist customers with transactions, open a deposit account, add a service or grant a consumer loan.  The strategic initiative provides a better customer experience upon entering the office.  A personal relationship banker will greet the customer and personally assist them with their banking needs.  The physical office transformations will continue with existing offices over multiple years and any additional new offices will be designed accordingly.  The Bank converted its first existing office to our new vision in June with an additional office scheduled for third quarter conversion.

All offices had some type of personnel transformation during the quarter as the banking experience of our communities is also more personalized.  Bankers will be spending more time out of the office, focused on small business relationships and home loan originations.  Along with the new office, the Company plans for growth in 2018 to be more focused within its newer markets – both in loans and deposits.

The dividend declared for the second quarter represented a 12% increase over the declaration of the same period last year and a 12.5% increase over 2017 on a year-to-date declaration basis.  Strong earnings for the second quarter exceeded the prior quarter and second quarter last year.  The focus remains on loan and deposit growth for 2018 along with a widening of our footprint from the additional offices.  As mentioned previously, improved profitability through long term sustainable growth is the overall goal of the organization.

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

The Bank opened an additional office during February of 2018 in Findlay, Ohio and the office is located in Hancock County. The Bank purchased the building in 2017 and was subsequently remodeled.  The Bank has continued its expansion strategy and the new office is expected to provide new growth opportunities.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage, consumer and credit card lending activities.  The largest segment of the lending business relates to commercial, both real estate and non-real estate. The type of commercial business ranges from small business to multi-million dollar companies. The loans are a reflection of business located within the Banks’ market area. Because the Bank's offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such items as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for the purchase of autos, trucks, recreational vehicles, motorcycles, and other consumer goods.

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs).  The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal.  In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Over the past couple of years, the Bank has updated its consumer offerings with “Secure” and “Pure” checking in 2014 and with KASASA Cash Back in 2015. During the second quarter 2017, new business checking products were announced and existing business accounts were converted to one of three new products, Business Essential, Edge or Elite. The new products provided customers with new options to bundle services and for the Bank to utilize the full relationship to determine pricing. This was the next step of implementation for the Bank’s “earn to free” strategic initiative. Upgrades to our digital products and services continue to occur in both retail and business lines.  The Bank began utilizing Integrated Teller Machines (ITMs) with the opening of our Findlay office and incorporated the use of them in our Waterville office at the end of second quarter 2018.  ITMs operate as an ATM with the addition of remote teller access to assist the user.  The Bank plans to utilize ITMs in locations going forward.

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance.  Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers.  The Bank does offer a hybrid mortgage loan.  Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage.  The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually.  The majority of the Bank's adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans.  In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of a broker.

The Bank does not have a program to fund sub-prime loans.  Sub-prime loans are characterized as a lending program or strategy that targets borrowers who pose a significantly higher risk of default than traditional retail banking customers.

All loan requests are reviewed as to credit worthiness and are subject to the Bank's underwriting guidelines as to secured versus unsecured credit. Secured loans are in turn subject to loan to value (LTV) requirements based on collateral types as set forth in the Bank's Loan Policy. In addition, credit scores of those seeking consumer credit are reviewed and if they do not meet the Bank's Loan Policy guidelines and additional officer approval is required.

Consumer Loans:

•	Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect.
•	Loans above 100% are generally due to additional charges for extended warranties and/or insurance coverage periods for wage or death.
•	Boats, campers, motorcycles, RV's and Motor Coaches range from 80%-90% based on age of vehicle.
•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with "in-house" first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.
•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial/Agriculture/Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.
•	Accounts Receivable: Up to 80% LTV less retainages and greater than 90 days.

Inventory:

•	Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.

•	Commercial:

Maximum LTV of 50% on raw and finished goods.

•	Floor plan:
o	New/used vehicles to 100% of wholesale.
o	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.
•	Restaurant equipment up to 35% of market value.
•	Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

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

At June 30, 2018, we had 276 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory.  We consider our employee relations to be good.

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

Regulatory Reform legislation successfully passed in both the House and Senate.  The Economic Growth Regulatory Reform and Consumer Protection Act (EGRRCPA) became a new law with the signature of President Trump on May 24, 2018.   EGRRCPA is considered right-sized financial regulation which will pave the way for banks to lend to creditworthy borrowers and better serve their communities.  Regulatory relief will not be immediate.  In many instances, guidance or new rulemaking will be required to implement the changes.  The Bank along with many community banks will eventually experience the rollback of some of the burdensome requirements resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act.   Sections in the EGRRCPA address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank holding companies, capital access; and protections for student borrowers.  In the next 12 to 18 months or longer, the Bank will focus on the implementing rules and guidance for the various provisions in each section of the EGRRCPA that impact its operations and activities.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Bank completed implementation of the U.S. Department of the Treasury’s final rules on Customer Due Diligence (CDD) and Beneficial Ownership.  The mandatory effective date was May 11, 2018.  Prior to these new rules, the ability for individuals to hide financial activity through anonymous ownership of business entities was a weakness in the fight against financial crime.  The CDD Final Rule is a significant step toward greater financial transparency.  By gaining a more complete profile of entity customers, financial institutions can help further reduce the flow of illicit funds through the US banking system.  The CDD and Beneficial Ownership final rules added a fifth core element to the original core elements necessary for an effective Bank Secrecy Act and Anti-Money Laundering compliance program.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and a write-down is recorded by a charge to non-interest expense if the carrying value exceeds the fair value minus estimated costs to sell.

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At June 30, 2018 OREO property holdings were $649 thousand. OREO totaled $674 thousand and $630 thousand as of December 31, 2017 and June 30, 2017 respectively.

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

The Bank’s mortgage servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included in other assets on the Company's consolidated balance sheet. The mortgage servicing rights are then amortized against noninterest income in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights using the level yield method. The amortization thereof is recorded in non-interest expense. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank's balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party's valuation of the mortgage servicing rights is based on relevant characteristics of the Bank's loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. Management, with the advice from its third party valuation firm, reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter's analysis related to the mortgage servicing asset. In addition, based upon the independent third party's valuation of the Bank's mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Bank's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 4 to the consolidated financial statements provided herewith.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2018 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source. Growing deposits will also be a focus especially in our newer markets. The Bank decreased the level of pledged securities by offering the Insured Cash Sweep, “ICS” product accessed through the Promontory network of financial institutions as compared to a year ago.  This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth. Competition for deposits is intense with most competitors offering “special” rates for specific terms.  Relationship ties garner higher rates.

Liquidity in terms of cash and cash equivalents ended $1.9 million lower as of June 30, 2018 than it was at yearend December 31, 2017. A decrease in securities held along with increased deposits funded the $8.1 million increase in net loans since yearend 2017. The largest loan growth occurred in agricultural real estate and agricultural portfolios.  Consumer real estate and commercial real estate portfolios also experienced increases. The largest decline was in the commercial and industrial portfolios.

In comparing to the same prior year period, the June 30, 2018 (net of deferred fees and cost) loan balances of $831 million accounted for a $40.2 million or 5.1% increase when compared to 2017’s $790.8 million. The year over year improvement was made up of a 4.3% increase in commercial real estate loans, a 14.6% increase in consumer loans and lastly a combined increase in agricultural related loans (comprised of a 8.9% increase in agricultural real estate loans and 25.3% increase in non-real estate agricultural loans). Consumer real estate loans slightly decreased by 1.8%, commercial and industrial loans decreased by 5.4% and Industrial Development Bonds (“IDB’s”) decreased 8.3%. The Company credits the growth to a strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio by category as of June 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	June 30, 2018	June 30, 2017	June 30, 2016
	Amount	Amount	Amount
Consumer Real Estate	$82,368	$83,903	$88,165
Agricultural Real Estate	69,676	64,003	60,203
Agricultural	104,980	83,771	83,433
Commercial Real Estate	410,886	394,051	357,243
Commercial and Industrial	116,439	123,058	104,434
Consumer	40,595	35,435	30,485
Industrial Development Bonds	6,071	6,617	5,952

Total Loans, net	$831,015	$790,838	$729,915

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2016, 2017, and 2018. The security portfolio decreased $9.4 million in the first six months 2018 from yearend 2017. The amount of pledged investment securities increased by $346 thousand as compared to yearend and decreased $3.2 million as compared to June 30, 2017. This was accomplished by utilizing Promontory’s Insured Cash Sweep, “ICS”, product to protect Ohio public fund depositors and commercial sweep customers with FDIC coverage rather than pledge securities. This in turn improves liquidity with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of June 30, 2018, pledged investment securities totaled $83.2 million.  The current portfolio is in a net unrealized loss position of $5.6 million.

For the Bank, an additional $6.1 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $114.0 million available provided adequate collateral is pledged.

With the exception of FHLB stock and Farmer Mac stock, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $123.1 million of unsecured borrowing capacity through its correspondent banks.

Overall total assets decreased .2% since yearend 2017 and grew 3.7% since June 30, 2017. The largest growth in both periods was in the loan portfolios followed by other assets since yearend and cash and cash equivalents since June 30, 2017.

Deposits accounted for the largest growth within liabilities, up 1.2% or $11.4 million since yearend and 6.1% or $53.3 million over June 30, 2017 balances. Core deposits continue to drive the increase which provided the greatest benefit for both lower cost of funds and the opportunity to generate additional noninterest income. Compared to previous year, a movement of funds from securities sold under agreement to repurchase into interest bearing NOW accounts occurred due to utilization of the ICS product previously mentioned. This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $3.4 million as of the second quarter of 2018 compared to yearend 2017, as earnings exceeded dividend declarations. Accumulated other comprehensive loss increased in loss position by $2.6 million from December 2017.   Dividends paid for the quarter increased from the previous quarter by $400 thousand and dividends declared increased by 7.7% or one cent from the previous quarter.  Compared to June 30, 2017, shareholders’ equity increased 4.8% or $6.3 million. Record profits during 2017 were offset by a change in accumulated other comprehensive loss related to the available-for-sale securities portfolio from a loss position of $382 thousand to a loss position of $4.4 million as of June 30, 2017 and 2018, respectively. Profits are higher in June 2018 than June 2017 by $1.8 million.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increases to 1.875%.  The total buffer requirement will increase to 2.5% for calendar year 2019. As of June 30, 2018, the Company and the Bank are both positioned well above the 2019 requirement.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	12.38%
Risk Based Capital Tier I	15.28%
Total Risk Based Capital	16.07%
Stockholders' Equity/Total Assets	12.45%
Capital Conservation Buffer	8.07%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2018 and 2017

When comparing second quarter 2018 to second quarter 2017, average loan balances grew $56 million. This represented a strong 7.2% increase in a one year time period. Interest income on loan balances also experienced an increase of $1.4 million as compared to the quarter ended June 30, 2017.  Increases in the prime lending rate between the periods also contributed to the improvement in interest income and rate yield.

The higher levels of loan interest income helped to offset the available-for-sale securities portfolio, which decreased in average balances when comparing to the previous year. The decreased balances were expected as available-for-sale securities were used as a source of funds for loan growth. The income associated with the security portfolio decreased $13 thousand in comparison to the same second quarter 2017.  The benefit of the increase in interest income from loans was well above the loss of interest income from the smaller security portfolio.

Overall, interest income for the quarter comparisons was higher for second quarter 2018 by 14% or $1.4 million as to second quarter 2017.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In terms of annualized yield, for the quarter ended June 30, 2018, it was 4.41% which compares to a year ago second quarter ended June 30, 2017 of 4.11%. The following chart demonstrates the value of increased loan balances in the balance sheet mix, even if offset by lower balances in the available-for-sale security portfolio. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate for 2017 and a 21% tax rate for 2018 in the charts to follow.

	(In Thousands)
	Quarter to Date Ended June 30, 2018		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2018	June 30, 2017
Loans	$833,932	$10,521	5.05%	4.69%
Taxable Investment Securities	149,284	707	1.89%	1.82%
Tax-exempt Investment Securities	50,663	247	2.47%	3.05%
Fed Funds Sold & Other	19,315	62	1.28%	1.03%
Total Interest Earning Assets	$1,053,194	$11,537	4.41%	4.11%

Change in Interest Income Quarter to Date June 30, 2018 Compared to June 30, 2017

	(In Thousands)
Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$1,401	$710	$691
Taxable Investment Securities	5	(24)	29
Tax-exempt Investment Securities	(18)	(12)	(6)
Fed Funds Sold & Other	25	16	9
Total Interest Earning Assets	$1,413	$690	$723

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2018.  Second quarter 2018 was higher by $274 thousand than second quarter 2017.  Since 2017, average interest-bearing deposit balances have increased $44 million and resulted in $291 thousand more in interest expense for the most recent quarter.  Additionally, interest expense on FHLB borrowings was down $17 thousand in the second quarter 2018 over the same time frame in 2017 due to a payoff of $5 million in December 2017.

	(In Thousands)
	Quarter to Date Ended June 30, 2018		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	June 30, 2018	June 30, 2017
Savings Deposits	$558,826	$835	0.60%	0.45%
Other Time Deposits	181,590	554	1.22%	1.13%
Other Borrowed Money	5,000	20	1.60%	1.48%
Fed Funds Purchased & Securities
Sold under Agreement to Repurchase	26,292	118	1.80%	1.51%
Total Interest Bearing Liabilities	$771,708	$1,527	0.79%	0.68%

Change in Interest Expense Quarter to Date June 30, 2018 Compared to June 30, 2017

	(In Thousands)
Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$261	$71	$190
Other Time Deposits	30	(11)	41
Other Borrowed Money	(17)	(20)	3
Fed Funds Purchased & Securities
Sold under Agreement to Repurchase	-	(23)	23
Total Interest Bearing Liabilities	$274	$17	$257

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overall, net interest spread for the second quarter 2018 is higher than last year.  As the following chart illustrates, higher yields on interest and dividend income did offset the higher interest expense in the most recent quarter when comparing to the same period a year ago.

	June 30, 2018	June 30, 2017	June 30, 2016
Interest/Dividend income/yield	4.41%	4.11%	3.99%
Interest Expense / yield	0.79%	0.68%	0.58%
Net Interest Spread	3.62%	3.43%	3.41%
Net Interest Margin	3.83%	3.61%	3.56%

Net interest income was up $1.1 million for the second quarter 2018  over the same time frame in 2017 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned.  As the new loans added in 2017 and 2018 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits have and will continue to put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations - Second Quarter 2018 to Second Quarter 2017

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The commercial and industrial along with the consumer loan portfolios accounted for the largest component of charge-offs and recoveries for second quarter of 2018 and 2017.  As was mentioned in previous discussion, the commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $107 thousand higher for the second quarter 2018 as compared to the same quarter 2017.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $129 thousand higher in second quarter 2018 than the same quarter 2017.  Recoveries were $3 thousand higher in second quarter 2018 as compared to second quarter 2017. Combined net charge-offs were $126 thousand higher in second quarter 2018 than the same time period 2017. Past due loans decreased $226 thousand from June 30, 2017 as compared to June 30, 2018.  The majority of the change is attributed to the decrease of past due balances in the consumer real estate, agricultural real estate and commercial real estate portfolios while the commercial and industrial increased.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended June 30, 2018, 2017, and 2016.

	(In Thousands)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Loans, net	$831,015	$790,838	$729,915
Daily average of outstanding loans	$833,932	$777,649	$720,408

Allowance for Loan Losses - April 1,	$6,800	$6,850	$6,285
Loans Charged off:
Consumer Real Estate	-	-	63
Agriculture Real Estate	-	-	-
Agricultural	-	-	18
Commercial Real Estate	1	-	-
Commercial and Industrial	100	-	-
Consumer	81	53	93
	182	53	174
Loan Recoveries:
Consumer Real Estate	-	2	19
Agriculture Real Estate	-	-	-
Agricultural	3	1	1
Commercial Real Estate	2	5	3
Commercial and Industrial	3	3	3
Consumer	31	25	17
	39	36	43
Net Charge Offs	143	17	131
Provision for loan loss	132	25	339
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	6,789	6,858	6,493
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	315	219	219
Total Allowance for Credit Losses - June 30,	$7,104	$7,077	$6,712
Ratio of net charge-offs to average Loans outstanding	0.02%	0.00%	0.02%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	751.49%	502.23%	424.86%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans classified as nonaccrual were lower as of June 30, 2018 at $903 thousand as compared to $1.4 million as of June 30, 2017.

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

For the majority of the Bank’s impaired loans, including all collateral dependent loans, the Bank will apply the appraised market value methodology. However, the Bank may also utilize a measurement incorporating the present value of expected future cash flows discounted at the loan's effective rate of interest.  To determine appraised market value, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate.  In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the collateral value used.

The following table presents the balances for allowance of loan losses by loan type for six months ended June 30, 2018 and June 30, 2017.

	(In Thousands)		(In Thousands)
	June 30, 2018		June 30, 2017
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$251	9.91%	$250	10.61%
Agricultural Real Estate	255	8.39%	253	8.09%
Agricultural	751	12.63%	596	10.59%
Commercial Real Estate	3,260	49.44%	3,076	49.83%
Commercial and Industrial	1,420	14.74%	1,352	16.40%
Consumer	459	4.89%	407	4.48%
Unallocated	393	0.00%	924	0.00%
Allowance for Loan & Lease Losses	6,789		6,858
Off Balance Sheet Commitments	315		219
Total Allowance for Credit Losses	$7,104		$7,077

Noninterest Income

Noninterest income was up $33 thousand for the second quarter 2018 over the same time frame in 2017.  The Company has seen an increase in its mortgage production volume and as a result the gain on the sale of these loans was $83 thousand higher for the second quarter 2018 over the same period in 2017. Loan originations on loans held for sale for the second quarter 2018 were $15.6 million with proceeds from sale at $17.6 million for 2018 which was more than 2017’s second quarter activity of $15.8 million in originations and $15.4 million in sales. The net result of the activity was 2018 had $83 thousand more revenue on gain of sale on the quarter.  The mortgages sold were out of both the 1-4 family and agricultural real estate portfolios.

The Company was able to better take advantage of market fluctuations in its available-for-sale portfolio and sales on securities in second quarter 2017 than second quarter 2018. The gain was $16 thousand lower in the most recent quarter than the same quarter prior year. The next largest fluctuation in noninterest income was in the combined service fee lines, which was $34 thousand lower than the same quarter last year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the second quarter of 2018, mortgage servicing rights caused a net $43 thousand in income, in comparison to a net $21 thousand income for the second quarter of  2017. The higher capitalized additions for 2018 are attributed to a lower loan origination level of 1-4 families combined with a higher mortgage servicing rights value being applied to originations of 1-4 families in 2018 as compared to 2017. For loans of 15 years and less, the value was .988% in the second quarter 2018 versus .712% in second quarter 2017. For loans over 15 years, the value was 1.168% versus 1.001% for the same periods respectively. The carrying value is well below the market value of $3.2 million which indicates any large expense to fund the valuation allowance to be unlikely in 2018.

	(In Thousands)
	2018	2017
Beginning Balance, January 1,	$2,299	$2,192
Capitalized Additions	237	219
Amortization	(180)	(181)
Ending Balance, June 30,	2,356	2,230
Valuation Allowance	-	-
Mortgage Servicing Rights net, June 30,	$2,356	$2,230

Noninterest Expense

For the second quarter 2018, noninterest expenses were $540 thousand higher than for the same quarter in 2017.  Salaries, wages, and employee benefits increased $153 thousand, with the addition of the Findlay office, along with normal merit increases. Furniture and equipment expenses increased $74 thousand from the prior year due to an increase in depreciation of $25 thousand and maintenance contracts of $55 thousand.  Data processing charges decreased just $3 thousand for second quarter 2018 compared to the second quarter 2017.  General and administrative expenses were up $168 thousand compared to second quarter 2017 with the largest increases arising from auditing/accounting fees, provision for unfunded loans, appraisal fees, and consulting fees.  These increased expenses were offset by a reduction in core deposit intangible expense, legal fees, and miscellaneous expenses.

Results overall, net income in the second quarter of 2018 was up $891 thousand as compared to the same quarter last year. The improved results of second quarter 2018 as compared to second quarter 2017 are not solely related to the change in tax rate from 34% to 21%.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for six month periods ended June 30, 2018 and 2017

Interest Income

Higher loan balances created the improvement in the interest income for the first half  2018 as compared to first half 2017. Interest income rose 14.3% or $2.8 million while interest income from loans accounted for the majority of the increase. Offsetting the improvement from loans was a decrease in securities income of $53 thousand. The change in the balance sheet mix along with the loan growth caused the asset yield to improve by 30 basis points to 4.35% for the first half 2018 compared to first half 2017’s 4.05%.

With each quarter of 2018, the loan growth and prime rate increases contribute to the continued improvement in asset yield. The growth factor contribution is shown in the charts which follow. Improvement in loan interest income far outweighs the loss for investments decreasing.

The average interest earning asset base was $54.3 million higher in first half 2018 than for first half 2017, an increase of approximately 5.5%.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate for 2017 and a 21% tax rate for 2018 in the charts to follow.

	(In Thousands)
	Year to Date Ended June 30, 2018		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2018	June 30, 2017
Loans	$829,545	$20,623	4.97%	4.63%
Taxable Investment Securities	150,464	1,426	1.90%	1.78%
Tax-exempt Investment Securities	50,245	487	2.45%	3.07%
Fed Funds Sold & Other	19,435	137	1.41%	0.96%
Total Interest Earning Assets	$1,049,689	$22,673	4.35%	4.05%

Change in Interest Income Year to Date June 30, 2018 Compared to June 30, 2017

	(In Thousands)
Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$2,803	$1,483	$1,320
Taxable Investment Securities	(1)	(90)	89
Tax-exempt Investment Securities	(52)	(36)	(16)
Fed Funds Sold & Other	78	50	28
Total Interest Earning Assets	$2,828	$1,407	$1,421

Interest Expense

Interest expense was also higher for first half 2018 compared to first half 2017. At $3 million, first half 2018 was up $558 thousand as compared to same time period 2017 or 22.9%.

The average balance of interest-bearing liabilities was higher by $36.6 million in 2018 than first half 2017. Interest bearing deposits increased $46.2 million while Fed Funds sold and securities sold under agreement to repurchase decreased by $4.7 million. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 12 basis points increase in the cost of funds at 0.78% for first half 2018 as compared to 2017’s 0.66%.

The Federal Funds and prime rate increases of 25 basis points in December 2015, December 2016, March, June, and December of 2017 along with March and June of 2018, has only had a marginal effect on the Bank’s pricing methodologies. Loans with variable rates and floors have had the rates begin to increase over the floors with the 175 basis points increase in prime rate over the last 30 months. This should be evident in the second quarter chart relating to the change report due to volume and rate. On the liability side, the slow pace of the rate increases has placed more pressure on the short term funds. Competition for public funds had caused those short term deposits to price higher. This is evidenced in the change chart as the increase cost is driven more by rate than volume.

	(In Thousands)
	Year to Date Ended June 30, 2018		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest/Dividends	June 30, 2018	June 30, 2017
Savings Deposits	$555,181	$1,576	0.57%	0.42%
Other Time Deposits	183,729	1,132	1.23%	1.12%
Other Borrowed Money	5,000	40	1.60%	1.46%
Fed Funds Purchased & Securities
Sold under Agreement to Repurchase	26,689	242	1.81%	1.47%
Total Interest Bearing Liabilities	$770,599	$2,990	0.78%	0.66%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Change in Interest Expense Year to Date June 30, 2018 Compared to June 30, 2017

	(In Thousands)
Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$511	$148	$363
Other Time Deposits	69	(36)	105
Other Borrowed Money	(33)	(40)	7
Fed Funds Purchased & Securities
Sold under Agreement to Repurchase	11	(42)	53
Total Interest Bearing Liabilities	$558	$30	$528

Net Interest Income

Overall, net interest spread figures for the first half 2018 are up from 2017 by 18 basis points and up 17 basis points from 2016. Net interest margin for the first half of 2018 is higher than the same period 2017 and 2016. As the chart below illustrates, both higher yields on interest and dividend income, were offset by higher interest expense resulting in total net interest margin up 22 basis points since the first half of 2017 and over first half 2016 by 23 basis points.

	June 30, 2018	June 30, 2017	June 30, 2016
Interest/Dividend income/yield	4.35%	4.05%	3.98%
Interest Expense / yield	0.78%	0.66%	0.58%
Net Interest Spread	3.57%	3.39%	3.40%
Net Interest Margin	3.78%	3.56%	3.55%

Net interest income was up $2.3 million in the first half 2018 over the same time frame in 2017 due to the increase in loan income even with higher interest expense, as previously mentioned. New loans added in 2017 and 2018 will continue to generate more income, while deposit pressure is expected to increase on the expense side.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of Results of Noninterest Earnings and Expenses for six month periods ended June 30, 2018 and 2017

Provision Expense

Total provision for loan losses was $74 thousand lower for six months 2018 than for the first six months 2017. While loan growth continued in the first half, strong asset quality continued also. The strong asset quality and lower net charge-offs offset any need for additional provision above the $172 thousand that was expensed.

	(In Thousands)
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Loans, net	$831,015	$790,838	$729,915
Daily average of outstanding loans	$829,545	$769,931	$706,523

Allowance for Loan Losses - January 1,	$6,868	$6,784	$6,057
Loans Charged off:
Consumer Real Estate	34	-	64
Agriculture Real Estate	-	-	-
Agricultural	-	-	18
Commercial Real Estate	16	-	3
Commercial and Industrial	100	-	20
Consumer	177	97	153
	327	97	258
Loan Recoveries:
Consumer Real Estate	-	13	21
Agriculture Real Estate	-	-	-
Agricultural	6	2	5
Commercial Real Estate	4	7	5
Commercial and Industrial	6	6	5
Consumer	60	45	42
	76	73	78
Net Charge Offs	251	24	180
Provision for loan loss	172	98	616
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	6,789	6,858	6,493
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	315	219	219
Total Allowance for Credit Losses - June 30,	$7,104	$7,077	$6,712
Ratio of net charge-offs to average Loans outstanding	0.03%	0.00%	0.03%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	751.49%	502.23%	424.86%

Noninterest Income

In comparing past due balances of loans 30+ days, June 30, 2018 balances were $226 thousand lower than June 30, 2017 balances. Net charge-offs were also higher at $251 thousand for first half 2018 compared to first half 2017’s $24 thousand.

Noninterest income for the first six months 2018 increased over the first half of 2017 by $59 thousand.  Combined service fees increased by $92 thousand and gain on sale of loans showed a $14 thousand improvement over first half 2017.  Gain on sale of available-for-sale securities decreased by $47 thousand over 2017.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Through the first half 2018, noninterest expenses were $1.1 million higher than in first half 2017.  The effect of an increase of $397 thousand in salaries and wages was combined with an increase of $279 thousand in employee benefits. One new office has been added in 2018, merit increases along with increased costs in medical benefits have impacted the 2018 salaries, wages, and benefits. Higher profit levels are also driving higher incentive accruals for 2018.

Data processing fees were only $17 thousand higher than last year due to seven year contract extension signed in the third quarter of 2016. It has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. We have already added additional products in 2018, mainly focused on mobile services and business deposit accounts.

The next largest increase for 2018 was in the furniture and equipment.  This line item on the income statement was up by $109 thousand over first half 2017.  Increased depreciation for new offices and office transformations, along with maintenance costs have led to this expense to increase over 2017.

Net Income

Overall, net income through the first half of 2018 was up $1.8 million as compared to the first half of 2017. The Company continues to grow loans while keeping past dues low. The growth in loans has spurred the increase in net interest income that has flowed through to the bottom line. The asset quality has kept loan provision down as the allowance for loan loss remains adequate for the level of credit risk. The opening of the new offices has hampered earnings in the short term; however, the Company remains focused on the long term.

The Company continues to look for new opportunities to generate and protect revenue and provide additional channels through which to serve our customers and maintain our high level of customer satisfaction.

FORWARD LOOKING STATEMENTS

Statements contained in this portion of the Company's report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of words such as "intend," "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Such forward-looking statements are based on current expectations, but actual results may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time.  Other factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area, changes in relevant accounting principles and guidelines and other factors over which management has no control.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results differ from those projected in the forward-looking statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
4.48%	18.52%	Rising	3.00%	49,434	16.96%
4.21%	11.19%	Rising	2.00%	46,670	10.42%
3.93%	3.90%	Rising	1.00%	43,930	3.94%
3.78%	0.00%	Flat	0.00%	42,265	0.00%
3.53%	-6.80%	Falling	-1.00%	39,718	-6.03%
3.27%	-13.57%	Falling	-2.00%	37,365	-11.59%
3.00%	-20.67%	Falling	-3.00%	34,976	-17.25%

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

The shock chart currently shows a widening net interest margin over the next twelve months in an increasing rate environment with a tightening in a falling rate environment.  Cost of funds are below 0.80% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment only shows minor improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4 CONTROLS AND PROCEDURES

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 . There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2018.

			(c) Total Number of Shares	(d) Maximum Number of Shares
			Purchased as Part of Publicly	that may yet be purchased under
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	Announced Plan or Programs	the Plans or Programs
4/1/2018 to 4/30/2018	—	—	—	400,000

5/1/2018 to 5/31/2018	—	—	—	400,000

6/1/2018 to 6/30/2018	—	—	—	400,000
Total	—	—	—	400,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 19, 2018.  On that date, the Board of Directors authorized the repurchase of 400,000 common shares between January 19, 2018 and December 31, 2018.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed with the Commission on August 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schem Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date:	July 25, 2018	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and CEO

Date:	July 25, 2018	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Exec. Vice-President and CFO