Form 10-Q
period 2018-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2018-10-24
CIK 792966

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	9,285,261
Class	Outstanding as of October 19, 2018

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

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$28,782	$33,480
Federal funds sold	939	987
Total cash and cash equivalents	29,721	34,467
Interest-bearing time deposits	4,019	4,018
Securities - available-for-sale	183,075	196,398
Other securities, at cost	3,717	3,717
Loans held for sale	1,679	1,221
Loans, net	831,943	816,156
Premises and equipment	22,117	21,726
Goodwill	4,074	4,074
Mortgage servicing rights	2,373	2,299
Other real estate owned	717	674
Bank owned life insurance	14,799	14,523
Other assets	9,778	7,736
Total Assets	$1,108,012	$1,107,009
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$197,088	$199,114
Interest-bearing
NOW accounts	314,873	298,711
Savings	230,306	233,949
Time	186,592	187,566
Total deposits	928,859	919,340
Federal funds purchased and securities sold under agreements to repurchase	27,026	39,495
Federal Home Loan Bank (FHLB) advances	5,000	5,000
Dividend payable	1,287	1,193
Accrued expenses and other liabilities	6,493	7,844
Total liabilities	968,665	972,872
Commitments and Contingencies
Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 10,400,000 shares 9/30/18 and 12/31/17	10,589	11,546
Treasury stock - 1,114,739 shares 9/30/18, 1,134,120 shares 12/31/17	(12,409)	(12,160)
Retained earnings	146,072	136,577
Accumulated other comprehensive loss	(4,905)	(1,826)
Total stockholders' equity	139,347	134,137
Total Liabilities and Stockholders' Equity	$1,108,012	$1,107,009

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2017, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest Income
Loans, including fees	$10,725	$9,547	$31,348	$27,367
Debt securities:
U.S. Treasury and government agencies	613	605	1,848	1,870
Municipalities	275	290	845	905
Dividends	56	49	164	135
Federal funds sold and other	84	44	221	103
Total interest income	11,753	10,535	34,426	30,380
Interest Expense
Deposits	1,611	1,161	4,319	3,289
Federal funds purchased and securities sold under agreements to repurchase	134	135	376	366
Borrowed funds	20	37	60	110
Total interest expense	1,765	1,333	4,755	3,765
Net Interest Income - Before Provision for Loan Losses	9,988	9,202	29,671	26,615
Provision for Loan Losses	47	99	219	197
Net Interest Income After Provision
For Loan Losses	9,941	9,103	29,452	26,418
Noninterest Income
Customer service fees	1,392	1,320	4,323	4,131
Other service charges and fees	1,097	1,134	3,149	3,214
Net gain on sale of loans	184	181	617	600
Net gain on sale of available-for-sale securities	10	-	10	47
Total noninterest income	2,683	2,635	8,099	7,992
Noninterest Expense
Salaries and wages	3,391	3,236	9,926	9,374
Employee benefits	1,029	943	3,013	2,648
Net occupancy expense	478	434	1,306	1,221
Furniture and equipment	588	493	1,660	1,456
Data processing	364	300	1,000	919
Franchise taxes	243	226	710	676
ATM expense	327	256	972	853
Advertising	236	181	669	548
Net loss on sale of other assets owned	1	13	17	27
FDIC assessment	81	82	249	247
Mortgage servicing rights amortization	84	85	264	266
Other general and administrative	1,304	1,108	3,618	3,291
Total noninterest expense	8,126	7,357	23,404	21,526
Income Before Income Taxes	4,498	4,381	14,147	12,884
Income Taxes	623	1,159	2,391	3,600
Net Income	$3,875	$3,222	$11,756	$9,284
Basic and Diluted Earnings Per Share	$0.42	$0.35	$1.27	$1.01
Dividends Declared	$0.14	$0.13	$0.41	$0.37

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Income	$3,875	$3,222	$11,756	$9,284
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(617)	(472)	(3,432)	1,984
Reclassification adjustment for gain on sale of available-for-sale securities	(10)	-	(10)	(47)
Net unrealized gain (loss) on available-for-sale securities	(627)	(472)	(3,442)	1,937
Tax expense (benefit)	(132)	(160)	(723)	659
Other comprehensive income (loss)	(495)	(312)	(2,719)	1,278
Comprehensive Income	$3,380	$2,910	$9,037	$10,562

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities
Net income	$11,756	$9,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,411	1,426
Amortization on available-for-sale securities, net	743	843
Amortization of servicing rights	264	266
Amortization of core deposit intangible	126	203
Compensation expense related to stock awards	497	346
Deferred income taxes	(723)	1,116
Provision for loan loss	219	197
Gain on sale of loans held for sale	(617)	(600)
Originations of loans held for sale	(40,814)	(42,601)
Proceeds from sale of loans held for sale	39,435	44,574
Loss on sale of other assets owned	17	27
Gain on sales of securities available-for-sale	(10)	(47)
Change in other assets and other liabilities, net	(2,531)	(2,918)
Net cash provided by operating activities	9,773	12,116
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	11,754	16,682
Sales	6,781	13,562
Purchases	(9,416)	(3,387)
Change in interest-bearing time deposits	1	(626)
Proceeds from sale of other assets owned	8	133
Additions to premises and equipment	(1,911)	(1,459)
Loan originations and principal collections, net	(14,627)	(39,195)
Net cash used in investing activities	(7,410)	(14,290)
Cash Flows from Financing Activities
Net change in deposits	9,519	61,163
Net change in federal funds purchased and securities sold under agreements to repurchase	(12,469)	(34,774)
Purchase of treasury stock	(490)	(183)
Cash dividends paid on common stock	(3,669)	(3,250)
Net cash provided by (used in) financing activities	(7,109)	22,956
Net Increase (Decrease) in Cash and Cash Equivalents	(4,746)	20,782
Cash and cash equivalents - Beginning of year	34,467	28,322
Cash and cash equivalents - End of period	$29,721	$49,104
Supplemental Information
Cash paid during the year for:
Interest	$4,706	$3,735
Income taxes	$2,407	$3,802
Noncash investing activities:
Transfer of loans to other real estate owned	$68	$-

See Notes to Condensed Consolidated Unaudited Financial Statements.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that are expected for the year ended December 31, 2018.  The condensed consolidated balance sheet of the Company as of  December 31, 2017, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

The amortization expense for the year ended December 31, 2017 was $245 thousand, which included the remaining $78 thousand from the purchase of the Hicksville office on July 9, 2010.  Of the $167 thousand to be expensed in 2018, $126 thousand has been expensed for the nine months ended September 30, 2018.

(In Thousands)
Custar
2018	$167
2019	167
2020	161
$495

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2018 and December 31, 2017,  follows:

	(In Thousands)
	September 30, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$21,141	$-	$(370)	$20,771
U.S. Government agencies	78,753	-	(2,986)	75,767
Mortgage-backed securities	36,350	11	(1,761)	34,600
State and local governments	53,040	199	(1,302)	51,937
Total available-for-sale securities	$189,284	$210	$(6,419)	$183,075

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

Information pertaining to securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2018
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(111)	$6,860	$(259)	$13,910
U.S. Government agencies	(166)	7,424	(2,820)	68,344
Mortgage-backed securities	(132)	7,220	(1,629)	26,657
State and local governments	(350)	23,413	(952)	20,371
Total available-for-sale securities	$(759)	$44,917	$(5,660)	$129,282

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

Below are the gross realized gains and losses for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2018	2017	2018	2017
Gross realized gains	$51	$-	$51	$58
Gross realized losses	(41)	-	(41)	(11)
Net realized gains	$10	$-	$10	$47
Tax expense related to net realized gains	$2	$-	$2	$16

The net realized gains on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gain is included in net gain on sale of available-for-sale securities and the related tax expense is included in income taxes in the condensed consolidated statements of income and comprehensive income.

The amortized cost and fair value of debt securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$34,797	$34,563
After one year through five years	70,423	68,544
After five years through ten years	44,678	42,533
After ten years	3,036	2,835
Total	$152,934	$148,475
Mortgage-backed securities	36,350	34,600
Total	$189,284	$183,075

Investments with a carrying value of $81.2 million and $82.9 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Farmer Mac stock as of September 30, 2018 and December 31, 2017.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  September 30, 2018 and December 31, 2017:

	(In Thousands)
Loans:	September 30, 2018	December 31, 2017
Consumer Real Estate	$83,134	$83,620
Agricultural Real Estate	68,548	64,073
Agricultural	103,624	95,111
Commercial Real Estate	417,217	410,520
Commercial and Industrial	119,536	126,275
Consumer	41,444	37,757
Industrial Development Bonds	6,005	6,415
	839,508	823,771
Less: Net deferred loan fees and costs	(810)	(747)
	838,698	823,024
Less: Allowance for loan losses	(6,755)	(6,868)

Loans - Net	$831,943	$816,156

The following is a contractual maturity schedule by major category of loans as of September 30, 2018:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$4,537	$16,239	$62,358
Agricultural Real Estate	1,168	5,448	61,932
Agricultural	65,987	25,287	12,350
Commercial Real Estate	16,295	146,828	254,094
Commercial and Industrial	64,513	46,655	8,368
Consumer	4,960	26,926	9,558
Industrial Development Bonds	600	65	5,340

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2018:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$38,575	$44,559
Agricultural Real Estate	49,110	19,438
Agricultural	37,032	66,592
Commercial Real Estate	257,596	159,621
Commercial and Industrial	45,603	73,933
Consumer	37,207	4,237
Industrial Development Bonds	6,005	-

As of September 30, 2018 and December 31, 2017 one to four family residential mortgage loans amounting to $15.4 and $17.3 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of September 30, 2018 and December 31, 2017, net of deferred loan fees and costs:

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$555	$9	$178	$742	$81,887	$82,629	$-
Agricultural Real Estate	-	-	-	-	68,524	68,524	-
Agricultural	-	-	-	-	103,760	103,760	-
Commercial Real Estate	-	-	-	-	416,632	416,632	-
Commercial and Industrial	-	-	-	-	125,612	125,612	-
Consumer	35	-	-	35	41,506	41,541	-

Total	$590	$9	$178	$777	$837,921	$838,698	$-

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$565	$212	$113	$890	$82,310	$83,200	$-
Agricultural Real Estate	-	-	101	101	63,943	64,044	-
Agricultural	-	-	-	-	95,238	95,238	-
Commercial Real Estate	-	-	38	38	409,915	409,953	-
Commercial and Industrial	-	42	-	42	132,745	132,787	-
Consumer	34	2	7	43	37,759	37,802	-

Total	$599	$256	$259	$1,114	$821,910	$823,024	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2018 and December 31, 2017:

	(In Thousands)
	September 30, 2018	December 31, 2017

Consumer Real Estate	$384	$708
Agricultural Real Estate	-	101
Agricultural	-	-
Commercial Real Estate	-	38
Commercial & Industrial	99	149
Consumer	-	7
Total	$483	$1,003

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

Loans may be graded 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk:

a.	At inception, the loan was secured with collateral possessing a loan-to-value adequate to protect the Bank from loss;
b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;
c.

During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of these credit weaknesses are observed, a lower risk grade is warranted.

5.

Four (4) Satisfactory / Monitored.  A “4” (Satisfactory/Monitored) risk grade may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty.  The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance.  The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines so long as the loan is given management supervision.

6.

Five (5) Special Mention.  Loans that possess some credit deficiency or potential weakness which deserve close attention but do not yet warrant substandard classification.  Such loans pose unwarranted financial risk that if not corrected could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential” versus “defined” impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:
a.

Loans which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source and are uncertain.  Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

b.	Loans are inadequately protected by the current net worth and paying capacity of the borrower.
c.	The primary source of repayment is weakened and the Bank is forced to rely on a secondary source of repayment such as collateral liquidation or guarantees.
d.	Loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
e.	Unusual courses of action are needed to maintain a high probability of repayment.
f.	The borrower is not generating enough cash flow to repay loan principal but continues to make interest payments.
g.	The lender is forced into a subordinate position or unsecured collateral position due to flaws in documentation.
h.	Loans have been restructured so that payment schedules, terms and collateral represent concessions to the borrower when compared to the normal loan terms.
i.	The lender is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
j.	There is significant deterioration in the market conditions and the borrower is highly vulnerable to these conditions.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

8.	Seven (7) Doubtful. One or more of the following characteristics may be exhibited in loans classified Doubtful:
a.	Loans have all of the weaknesses of those classified as Substandard. Additionally, these weaknesses make collection or liquidation in full based on existing conditions improbable.
b.	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
c.

The possibility of loss is high, but because of certain important pending factors which may strengthen the loan, loss classification is deferred until its exact status is known.  A Doubtful classification is established deferring the realization of the loss.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of September 30, 2018and December 31, 2017:

	(In Thousands)
					Industrial
	Agricultural		Commercial	Commercial	Development
	Real Estate	Agricultural	Real Estate	and Industrial	Bonds
September 30, 2018
1-2	$4,265	$5,148	$3,179	$2,026	$-
3	14,710	32,613	29,383	18,411	3,189
4	49,107	64,849	374,663	96,753	2,816
5	431	1,150	7,528	277	-
6	11	-	1,879	528	-
7	-	-	-	1,612	-
8	-	-	-	-	-
Total	$68,524	$103,760	$416,632	$119,607	$6,005

					Industrial
	Agricultural		Commercial	Commercial	Development
	Real Estate	Agricultural	Real Estate	and Industrial	Bonds
December 31, 2017
1-2	$4,143	$6,558	$1,244	$9,205	$-
3	15,244	37,267	32,498	15,277	3,489
4	43,416	51,312	359,600	99,581	2,926
5	1,125	101	7,758	1,381	-
6	116	-	8,853	817	-
7	-	-	-	111	-
8	-	-	-	-	-
Total	$64,044	$95,238	$409,953	$126,372	$6,415

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2018 and December 31, 2017.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	September 30, 2018	December 31, 2017
Grade
Pass	$82,175	$82,632
Special Mention (5)	-	-
Substandard (6)	454	488
Doubtful (7)	-	80
Total	$82,629	$83,200

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Performing	$3,800	$4,108	$37,720	$33,666
Nonperforming	-	-	21	28
Total	$3,800	$4,108	$37,741	$33,694

Information about impaired loans as of September 30, 2018, December 31, 2017 and September 30, 2017are as follows:

		(In Thousands)
	September 30, 2018	December 31, 2017	September 30, 2017

Impaired loans without a valuation allowance	$1,841	$1,131	$1,294
Impaired loans with a valuation allowance	970	614	685
Total impaired loans	$2,811	$1,745	$1,979
Valuation allowance related to impaired loans	$148	$106	$123
Total non-accrual loans	$483	$1,003	$1,729
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$2,158	$2,160	$1,804
Year to date average investment in impaired loans	$1,765	$1,885	$1,793

Additional funds of $20 thousand are available to be advanced in connection with impaired loans.

The Bank had approximately $98 thousand of its impaired loans classified as troubled debt restructured (TDR) as of September 30, 2018, $534 thousand as of December 31, 2017 and $540 thousand as of September 30, 2017.  During the year to date  2018 and 2017, there were no new loans considered TDR.

For the three and nine month period ended September 30, 2018 and 2017, there were no TDRs that subsequently defaulted after modification.

For the nine month period ended September 30, 2018, $418 thousand of impaired loans classified as TDR involving one relationship was paid off.

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

The following tables present loans individually evaluated for impairment by class of loans for three months ended September 30, 2018 and September 30, 2017.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended September 30, 2018		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$589	$589	$-	$645	$9	$5
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	196	196	-	197	3	-
Commercial and Industrial	1,056	1,056	-	504	12	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	174	174	26	227	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	796	796	122	585	3	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$763	$763	$26	$872	$9	$5
Agricultural Real Estate	$-	$-	$-	$-	$-	$-
Agricultural	$-	$-	$-	$-	$-	$-
Commercial Real Estate	$196	$196	$-	$197	$3	$-
Commercial and Industrial	$1,852	$1,852	$122	$1,089	$15	$-
Consumer	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended September 30, 2017		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$928	$928	$-	$926	$8	$5
Agricultural Real Estate	205	205	-	136	-	-
Agricultural	161	161	-	54	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	84	84	25	85	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	488	488	67	489	5	-
Commercial and Industrial	113	113	31	114	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$1,012	$1,012	$25	$1,011	$8	$5
Agricultural Real Estate	$205	$205	$-	$136	$-	$-
Agricultural	$161	$161	$-	$54	$-	$-
Commercial Real Estate	$488	$488	$67	$489	$5	$-
Commercial and Industrial	$113	$113	$31	$114	$-	$-
Consumer	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for nine month period ended September 30, 2018 and  September 30, 2017.

	(In Thousands)
						YTD
				YTD	YTD	Interest
Nine Months Ended September 30, 2018		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$589	$589	$-	$554	$23	$15
Agricultural Real Estate	-	-	-	22	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	196	196	-	199	8	-
Commercial and Industrial	1,056	1,056	-	238	12	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	174	174	26	153	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	-	-	-	186	-	-
Commercial and Industrial	796	796	122	413	11	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$763	$763	$26	$707	$23	$15
Agricultural Real Estate	$-	$-	$-	$22	$-	$-
Agricultural	$-	$-	$-	$-	$-	$-
Commercial Real Estate	$196	$196	$-	$385	$8	$-
Commercial and Industrial	$1,852	$1,852	$122	$651	$23	$-
Consumer	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Nine Months Ended September 30, 2017		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$928	$928	$-	$959	$25	$17
Agricultural Real Estate	205	205	-	119	-	-
Agricultural	161	161	-	18	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	84	84	25	89	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	488	488	67	493	17	2
Commercial and Industrial	113	113	31	115	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$1,012	$1,012	$25	$1,048	$25	$17
Agricultural Real Estate	$205	$205	$-	$119	$-	$-
Agricultural	$161	$161	$-	$18	$-	$-
Commercial Real Estate	$488	$488	$67	$493	$17	$2
Commercial and Industrial	$113	$113	$31	$115	$-	$-
Consumer	$-	$-	$-	$-	$-	$-

As of September 30, 2018, the Company had $68 thousand of foreclosed residential real estate property obtained by physical possession and $174 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of September 30, 2017, the Company had $25 thousand of foreclosed residential real estate property obtained by physical possession and $59 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,868	$6,784
Provision for loan loss	219	222
Loans charged off	(450)	(288)
Recoveries	118	150
Allowance for Loan & Lease Losses	$6,755	$6,868
Allowance for Unfunded Loan Commitments & Letters of Credit	$333	$227
Total Allowance for Credit Losses	$7,088	$7,095

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended September 30, 2018 and September 30, 2017 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$251	$255	$751	$3,260	$1,420	$459	$315	$393	$7,104
Charge Offs	(29)	-	-	-	-	(94)	-	-	(123)
Recoveries	18	-	-	3	3	18	-	-	42
Provision (Credit)	(5)	(3)	(8)	9	(25)	88	-	(9)	47
Other Non-interest expense related to unfunded	-	-	-	-	-	-	18	-	18
Ending Balance	$235	$252	$743	$3,272	$1,398	$471	$333	$384	$7,088
Ending balance: individually evaluated for impairment	$26	$-	$-	$-	$122	$-	$-	$-	$148
Ending balance: collectively evaluated for impairment	$209	$252	$743	$3,272	$1,276	$471	$333	$384	$6,940
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$82,629	$68,524	$103,760	$416,632	$125,612	$41,541	$-	$-	$838,698
Ending balance: individually evaluated for impairment	$763	$-	$-	$196	$1,852	$-	$-	$-	$2,811
Ending balance: collectively evaluated for impairment	$81,866	$68,524	$103,760	$416,436	$123,760	$41,541	$-	$-	$835,887
Ending balance: loans acquired with deteriorated credit quality	$118	$-	$-	$-	$-	$-	$-	$-	$118

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$250	$253	$596	$3,076	$1,352	$407	$219	$924	$7,077
Charge Offs	-	-	-	(19)	-	(92)	-	-	(111)
Recoveries	-	-	-	4	2	18	-	-	24
Provision (Credit)	26	(5)	17	56	38	90	-	(123)	99
Other Non-interest expense related to unfunded	-	-	-	-	-	-	9	-	9
Ending Balance	$276	$248	$613	$3,117	$1,392	$423	$228	$801	$7,098
Ending balance: individually evaluated for impairment	$25	$-	$-	$67	$31	$-	$-	$-	$123
Ending balance: collectively evaluated for impairment	$251	$248	$613	$3,050	$1,361	$423	$228	$801	$6,975
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$83,875	$63,571	$87,239	$393,913	$130,720	$35,887	$-	$-	$795,205
Ending balance: individually evaluated for impairment	$1,012	$205	$161	$488	$113	$-	$-	$-	$1,979
Ending balance: collectively evaluated for impairment	$82,863	$63,366	$87,078	$393,425	$130,607	$35,887	$-	$-	$793,226
Ending balance: loans acquired with deteriorated credit quality	$194	$-	$-	$-	$-	$-	$-	$-	$194

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis, presented in thousands, related to the allowance for credit losses for nine months ended September 30, 2018 and September 30, 2017 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$343	$244	$667	$3,149	$1,546	$441	$227	$478	$7,095
Charge Offs	(63)	-	-	(15)	(100)	(272)	-	-	(450)
Recoveries	18	-	6	7	8	79	-	-	118
Provision (Credit)	(63)	8	70	131	(56)	223	-	(94)	219
Other Non-interest expense related to unfunded	-	-	-	-	-	-	106	-	106
Ending Balance	$235	$252	$743	$3,272	$1,398	$471	$333	$384	$7,088
Ending balance: individually evaluated for impairment	$26	$-	$-	$-	$122	$-	$-	$-	$148
Ending balance: collectively evaluated for impairment	$209	$252	$743	$3,272	$1,276	$471	$333	$384	$6,940
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$82,629	$68,524	$103,760	$416,632	$125,612	$41,541	$-	$-	$838,698
Ending balance: individually evaluated for impairment	$763	$-	$-	$196	$1,852	$-	$-	$-	$2,811
Ending balance: collectively evaluated for impairment	$81,866	$68,524	$103,760	$416,436	$123,760	$41,541	$-	$-	$835,887
Ending balance: loans acquired with deteriorated credit quality	$118	$-	$-	$-	$-	$-	$-	$-	$118

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2017
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001
Charge Offs	-	-	-	(19)	-	(189)	-	-	(208)
Recoveries	13	-	2	11	8	63	-	-	97
Provision (Credit)	(53)	7	(5)	(125)	66	155	-	152	197
Other Non-interest expense related to unfunded	-	-	-	-	-	-	11	-	11
Ending Balance	$276	$248	$613	$3,117	$1,392	$423	$228	$801	$7,098
Ending balance: individually evaluated for impairment	$25	$-	$-	$67	$31	$-	$-	$-	$123
Ending balance: collectively evaluated for impairment	$251	$248	$613	$3,050	$1,361	$423	$228	$801	$6,975
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$83,875	$63,571	$87,239	$393,913	$130,720	$35,887	$-	$-	$795,205
Ending balance: individually evaluated for impairment	$1,012	$205	$161	$488	$113	$-	$-	$-	$1,979
Ending balance: collectively evaluated for impairment	$82,863	$63,366	$87,078	$393,425	$130,607	$35,887	$-	$-	$793,226
Ending balance: loans acquired with deteriorated credit quality	$194	$-	$-	$-	$-	$-	$-	$-	$194

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

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Earnings per share
Net income	$3,875	$3,222	$11,756	$9,284
Less: distributed earnings allocated to participating securities	(13)	(12)	(38)	(33)
Less: undistributed earnings allocated to participating securities	(26)	(19)	(80)	(55)
Net earnings available to common shareholders	$3,836	$3,191	$11,638	$9,196

Weighted average common shares outstanding including participating securities (1)	9,274,507	9,252,919	9,268,819	9,245,514
Less: average unvested restricted shares (1)	(93,242)	(88,596)	(92,683)	(87,074)
Weighted average common shares outstanding (1)	9,181,265	9,164,323	9,176,136	9,158,440
Basic earnings and diluted per share (1)	$0.42	$0.35	$1.27	$1.01

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

Other Securities

The carrying value of Federal Home Loan Bank and Farmer Mac stock, listed as "other securities", approximates fair value based on the respective redemption provisions.

Loans Held for Sale

The carrying amount approximates fair value due to insignificant amount of time between origination and date of sale.

Loans, net

The fair values of the loans are estimated using a credit mark adjustment along with discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The credit mark adjustment was estimated using merger and acquisition analysis of nationwide bank and thrift deals.

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2018 and December 31, 2017 are reflected below.

	(In Thousands)
	September 30, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and Cash Equivalents	$29,721	$29,721	$29,721	$-	$-
Interest-bearing time deposits	4,019	4,019	-	4,019	-
Securities - available-for-sale	183,075	183,075	20,771	160,911	1,393
Other Securities	3,717	3,717	-	-	3,717
Loans held for sale	1,679	1,679	-	-	1,679
Loans, net	831,943	815,856	-	-	815,856
Interest receivable	5,826	5,826	-	-	5,826

Financial Liabilities:
Interest bearing Deposits	$545,179	$545,208	$-	$-	$545,208
Non-interest bearing Deposits	197,088	197,088	-	197,088	-
Time Deposits	186,592	186,690	-	-	186,690
Total Deposits	928,859	928,986	-	197,088	731,898

Federal Funds Purchased and Securities Sold Under Agreement to Repurchase	27,026	27,026	-	-	27,026
Federal Home Loan Bank advances	5,000	5,001	-	-	5,001
Interest payable	367	367	-	-	367

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$20,771	$-	$-
U.S. Government agencies	-	75,767	-
Mortgage-backed securities	-	34,600	-
State and local governments	-	50,544	1,393
Total Securities Available-for-Sale	$20,771	$160,911	$1,393

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$20,978	$-	$-
U.S. Government agencies	-	80,466	-
Mortgage-backed securities	-	39,510	-
State and local governments	-	54,016	1,428
Total Securities Available-for-Sale	$20,978	$173,992	$1,428

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of September 30, 2018 and September 30, 2017.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2018	$-	$1,428	$1,428

Change in Market Value	-	(35)	(35)

Payments & Maturities	-	-	-

Balance at September 30, 2018	$-	$1,393	$1,393

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2017	$-	$1,418	$1,418

Change in Market Value	-	24	24

Payments & Maturities	-	-	-

Balance at September 30, 2017	$-	$1,442	$1,442

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At September 30, 2018 and December 31, 2017, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At September 30, 2018 and December 31, 2017, fair value of collateral dependent impaired loans categorized as Level 3 was $822 and $508 thousand, respectively. The specific allocation for impaired loans was $148 and $106 thousand as of September 30, 2018 and December 31, 2017, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	September 30, 2018	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,393	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.92% )

Collateral dependent impaired loans	822	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (15.28%)

Other real estate owned - residential	-	Appraisals	Discount to reflect current market	— % ( — )

Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2017	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,428	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.68%)

Collateral dependent impaired loans	508	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (17.28%)

Other real estate owned - residential	22	Appraisals	Discount to reflect current market	0-20% (2.22%)

Other real estate owned - commercial	266	Appraisals	Discount to reflect current market	0-20% (5.15%)

The following table presents impaired loans and other real estate owned as recorded at fair value on September 30, 2018 and December 31, 2017:

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2018
(In Thousands)
	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$822	$-	$-	$822
Other real estate owned - residential	-	-	-	-
Other real estate owned - commercial	-	-	-	-

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017
	(In Thousands)
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$508	$-	$-	$508
Other real estate owned - residential	22	-	-	22
Other real estate owned - commercial	266	-	-	266

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $1.5 million and $10.4 million in Federal Funds Purchased as of September 30, 2018 and as of December 31, 2017, respectively.  During the same time periods, the company also had $25.6 million and $29.1 million in securities sold under agreement to repurchase.

	September 30, 2018
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$1,452	$-	$-	$-	$1,452
Repurchase Agreements;
US Treasury & agency securities	819	-	-	24,755	25,574
	$2,271	$-	$-	$24,755	$27,026

	December 31, 2017
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$10,425	$-	$-	$-	$10,425
Repurchase Agreements;
US Treasury & agency securities	6,145	-	-	22,925	29,070
	$16,570	$-	$-	$22,925	$39,495

NOTE 8 PROPOSED BUSINESS COMBINATION

The Company signed a definitive merger agreement whereby F&M will acquire Limberlost Bancshares, Inc. (“Limberlost”), Geneva, Indiana, the holding company for Bank of Geneva, in a combination stock and cash transaction.  Bank of Geneva operates six full-service offices in northeast Indiana and has approximately $287 million in assets, $257 million in loans, $212 million in deposits and $30.6 million in consolidated equity as of June 30, 2018.  Limberlost is taxed as an S-Corporation.

Subject to the terms of the merger agreement, which has been approved by the Board of Directors of each company, Limberlost shareholders will receive 1,830 shares of F&M common stock for each outstanding share of Limberlost common stock plus $8,465 in cash.  Limberlost currently has 1,000 shares of common stock outstanding.  Based on the F&M closing share price as of August 17, 2018, the transaction is valued at approximately $88.765 million in aggregate.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)”ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016.  The Company has adopted ASU 2014-09 on January 1, 2018 and ASU No 2014-09 did not have a significant impact on its financial statements.  Several of the Company’s revenue streams were reviewed as a result of the standard.

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

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In March 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-08 “Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debit Securities.” These amendments shorten the amortization period for certain callable debit securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this standard as of January 1, 2018.  The impact of just over $30 thousand of accelerated amortization was recorded as an adjustment to beginning retained earnings.  This will not alter the Bank or Company’s well capitalized status.  The Bank’s Municipal Tax-Exempt category of securities was the only category affected by the adoption.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendments allow for the reclassification of stranded tax effects in accumulated other comprehensive income (AOCI) an option rather than a requirement; however, disclosure is required if not elected.  The reclassification from accumulated other comprehensive income to retained earnings results from the newly enacted federal corporate income tax rate resulting from the Tax Cuts and Job Acts signed by President Trump in December 2017.  The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate of 21%.  Entities will have an option to adopt the standard retrospectively or in the period of adoption.  The company has adopted this standard on January 1, 2018 and reclassified approximately $360 thousand into retained earnings.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Overall, the local economies continue to grow and the loan pipeline remains strong.  The business climate is strong though tempered by some concern with tariffs.  Profitability remains solid in all loan segments. Harvest has begun and crop yields are running better than average.  It is still early in the process and concern is more focused on price.  Tariffs are impacting crop prices, especially soybeans at this time.  Farmers may decide to store crops, which may put pressure on storage if prior year crops are still being held also.  The automotive industry is still strong and the manufacturers in our market area continue to fill orders.  More companies are turning to automation as finding employees has become more difficult.  The labor shortage is a concern for many industrial sectors.  The Company has also experienced difficulty in finding quality employees with the low unemployment rates throughout our markets.

Federal rate increases have resulted in a widening of the net interest margin.  The sustainability of a widening of the margin with future rate hikes is questionable.  Pressure on the cost of funds continues to mount with each rate increase.  The challenge is to keep the cost of funds increase equal to or below the improvement in asset yield.  As core deposits price up, the challenge becomes more difficult.  Competition for deposits has increased within the Company’s market area.  A slowing in the rate of loan growth has and will put pressure on the margin also.

Lastly, a very bright spot in 2018 has been the change in tax rates.  The Company has chosen to invest a portion of those tax savings dollars to increase the base pay of our lowest paid employees.  We continue to evaluate how best to utilize those funds to impact our shareholders, customers, communities and employees.  Additional investment in capital assets is also occurring.

With long-term sustainable growth as a strategic objective, the Bank opened its 25th office in Findlay, Ohio, in the first quarter.  Unique to the office is the utilization of newer technology in the form of Interactive Teller Machines (ITMs).  The use of ITMs enabled the office to be remodeled and eliminated the traditional teller line and drive-up.  The ITMs have remote assistance available upon request or the customer can complete the transactions themselves with debit card activation.  Previous teller line space has been converted to work stations at which personal relationship bankers may assist customers with transactions, open a deposit account, add a service or grant a consumer loan.  The strategic initiative provides a better customer experience upon entering the office.  A personal relationship banker will greet the customer and personally assist them with their banking needs.  The physical office transformations will continue with existing offices over multiple years and any additional new offices will be designed accordingly.  The Bank converted its first existing office to our new vision in June with an additional office completed in October.

All offices had some type of personnel transformation during the second quarter as the banking experience of our communities is also more personalized.  Bankers will be spending more time out of the office, focused on small business relationships and home loan originations.  Along with the new office, the Company plans for growth in 2018 to be more focused within its newer markets – both in loans and deposits.

The Company announced a definitive agreement with Limberlost Bancshares, Inc. on August 17th.  Both companies are currently working towards obtaining necessary regulatory and shareholder approval to be able to close at yearend or early first quarter 2019.  The acquisition will increase the Farmers & Merchants’ holdings in Indiana by six offices.  Similar cultures, strong financial performance and a focus on community banking make the two companies a natural fit.

The dividend declared for the third quarter represented a 7.7% increase over the declaration of the same period last year and a 10.8% increase over 2017 on a year-to-date declaration basis.  Strong earnings for the third quarter exceeded the third quarter last year.  The focus remains on loan and deposit growth for 2018 along with a widening of our footprint from the additional offices both existing and through acquisition.  As mentioned previously, improved profitability through long term sustainable growth is the overall goal of the organization.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.  The Bank operates twenty-four full service banking offices throughout Northwest Ohio and Northeast Indiana.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) are provided at most branch locations along with other independent locations such as major employers and hospitals in the market area. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs).  The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal.  In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Over the past couple of years, the Bank has updated its consumer offerings with “Secure” and “Pure” checking in 2014 and with KASASA Cash Back in 2015. During the second quarter 2017, new business checking products were announced and existing business accounts were converted to one of three new products, Business Essential, Edge or Elite. The new products provided customers with new options to bundle services and for the Bank to utilize the full relationship to determine pricing. This was the next step of implementation for the Bank’s “earn to free” strategic initiative. Upgrades to our digital products and services continue to occur in both retail and business lines.  The Bank began utilizing Integrated Teller Machines (ITMs) with the opening of our Findlay office and incorporated the use of them in our Waterville office at the end of second quarter 2018 and our Perrysburg, Ohio, office in October.  ITMs operate as an ATM with the addition of remote teller access to assist the user.  The Bank plans to utilize ITMs in locations going forward.

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

All loan requests are reviewed as to credit worthiness and are subject to the Bank's underwriting guidelines as to secured versus unsecured credit. Secured loans are in turn subject to loan to value (LTV) requirements based on collateral types as set forth in the Bank's Loan Policy. In addition, credit scores of those seeking consumer credit are reviewed and if they do not meet the Bank's Loan Policy guidelines an additional officer approval is required.

Consumer Loans:

•	Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect.
•	Loans above 100% are generally the result of additional charges for extended warranties and/or insurance coverage for wage or death.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Boats, campers, motorcycles, RV's and Motor Coaches range from 80%-90% based on age of vehicle.
•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with "in-house" first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.
•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture/Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.
•	Accounts Receivable: Up to 80% LTV less retainages and greater than 90 days.

Inventory:

•	Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.

•	Commercial:

Maximum LTV of 50% on raw and finished goods.

•	Floor plan:
o	New/used vehicles to 100% of wholesale.
o	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.
•	Restaurant equipment up to 35% of market value.
•	Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

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

At September 30, 2018, we had 286 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory.  We consider our employee relations to be good.

REGULATORY DEVELOPMENTS

The Bank remains attentive to the current regulatory environment in light of the risk-based approach regulatory agencies use to conduct examinations.  The degree of regulatory changes and the complexity of the recent new and amended rules have resulted in uncertainties regarding liability which could pose an increased risk of noncompliance.  Various significant mortgage rules require monitoring by means of testing, validation of results, additional training, and further research or consultation to assist with ensuring compliance.

The Economic Growth Regulatory Reform and Consumer Protection Act (EGRRCPA) was signed into law on May 24, 2018.   EGRRCPA is considered right-sized financial regulation which is intended to pave the way for banks to lend to creditworthy borrowers and better serve their communities.  Regulatory relief will not be immediate.  In many instances, guidance or new rulemaking will be required to implement the changes.  The Bank along with many community banks should eventually experience the rollback of some burdensome requirements resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act.   Sections in the EGRRCPA address access to mortgage credit; consumer access to credit; protections for

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

veterans, consumers, and homeowners; rules for certain bank holding companies, capital access; and protections for student borrowers.  Implementation of the rules and guidance for the various provisions of the EGRRCPA will commence as rulemaking occurs.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At September 30, 2018 OREO property holdings were $717 thousand. OREO totaled $674 thousand and $615 thousand as of December 31, 2017 and September 30, 2017 respectively.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For more information regarding the estimates and calculations used to establish the ALLL please see Note 4 to the consolidated financial statements provided herewith.

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

Liquidity in terms of cash and cash equivalents ended $4.7 million lower as of September 30, 2018 than it was at yearend December 31, 2017. A decrease in securities held along with increased deposits funded the $15.8 million increase in net loans since yearend 2017. The largest loan growth occurred in agricultural real estate and agricultural portfolios.  Commercial real estate and consumer portfolios also experienced increases. The largest decline was in the commercial and industrial portfolios.

In comparing to the same prior year period, the September 30, 2018 (net of deferred fees and cost) loan balances of $838.7 million accounted for a $43.5 million or 5.5% increase when compared to 2017’s $795.2 million. The year over year improvement was made up of a 5.8% increase in commercial real estate loans, a 15.8% increase in consumer loans and lastly a combined increase in agricultural related loans (comprised of a 7.8% increase in agricultural real estate loans and 18.9% increase in non-real estate agricultural loans). Consumer real estate loans slightly decreased by 1.5%, commercial and industrial loans decreased by 3.7% and Industrial Development Bonds (“IDB’s”) decreased 8.4%. The Company credits the growth to a strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio by category as of September 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	September 30, 2018	September 30, 2017	September 30, 2016
	Amount	Amount	Amount
Consumer Real Estate	$82,629	$83,875	$85,977
Agricultural Real Estate	68,524	63,571	59,458
Agricultural	103,760	87,239	79,332
Commercial Real Estate	416,632	393,913	369,721
Commercial and Industrial	119,607	124,165	106,061
Consumer	41,541	35,887	30,616
Industrial Development Bonds	6,005	6,555	5,892

Total Loans, net	$838,698	$795,205	$737,057

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2016, 2017, and 2018. The security portfolio decreased $13.3 million in the first nine months 2018 from yearend 2017. The amount of pledged investment securities decreased by $1.7 million as compared to yearend and decreased $3.3 million as compared to September 30, 2017. This was accomplished by utilizing Promontory’s Insured Cash Sweep, “ICS”, product to protect Ohio public fund depositors and commercial sweep customers with FDIC coverage rather than pledge securities. This in turn improves liquidity with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of September 30, 2018, pledged investment securities totaled $81.2 million.  The current portfolio is in a net unrealized loss position of $6.2 million.

For the Bank, an additional $4.2 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $114.0 million available provided adequate collateral is pledged.

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

Overall total assets increased 0.1% since yearend 2017 and grew 1.6% since September 30, 2017. The largest growth in both periods was in the loan portfolios followed by other assets since yearend and interest-bearing time deposits since September 30, 2017.

Deposits accounted for the largest growth within liabilities, up 1.0% or $9.5 million since yearend and 2.8% or $25.5 million over September 30, 2017 balances. Core deposits continue to drive the increase which provided the greatest benefit for both lower cost of funds and the opportunity to generate additional noninterest income. Compared to previous year, a movement of funds from securities sold under agreement to repurchase into interest bearing NOW accounts occurred due to utilization of the ICS product previously mentioned. This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $5.2 million as of the third quarter of 2018 compared to yearend 2017, as earnings exceeded dividend declarations. Accumulated other comprehensive loss increased in loss position by $3.1 million from December 2017.   Dividends paid for the quarter increased from the previous quarter by $100 thousand and dividends declared were the same as the second quarter at $0.14 per share.  Compared to September 30, 2017, shareholders’ equity increased 4.9% or $6.5 million. Record profits during 2017 were offset by a change in accumulated other comprehensive loss related to the available-for-sale securities portfolio from a loss position of $693 thousand to a loss position of $4.9 million as of September 30, 2017 and 2018, respectively. Profits are higher year-to-date September 2018 than year-to-date September 2017 by $2.5 million.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement will increase to 2.5% for calendar year 2019. As of September 30, 2018, the Company and the Bank are both positioned well above the 2019 requirement.

The Company continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	12.68%
Risk Based Capital Tier I	15.45%
Total Risk Based Capital	16.24%
Stockholders' Equity/Total Assets	12.58%
Capital Conservation Buffer	8.24%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2018 and 2017

When comparing third quarter 2018 to third quarter 2017, average loan balances grew $40.8 million. This represented a strong 5.2% increase in a one year time period. Interest income on loan balances also experienced an increase of $1.2 million as compared to the quarter ended September 30, 2017.  Increases in the prime lending rate between the periods also contributed to the improvement in interest income and rate yield.

The higher levels of loan interest income helped to offset the available-for-sale securities portfolio, which decreased in average balances when comparing to the previous year. The decreased balances were expected as available-for-sale securities were used as a source of funds for loan growth. The income associated with the security portfolio was the same as third quarter 2017.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overall, interest income for the quarter comparisons was higher for third quarter 2018 by 11.6% or $1.2 million as to third quarter 2017.

In terms of annualized yield, for the quarter ended September 30, 2018, it was 4.52% which compares to a year ago third quarter ended September 30, 2017 of 4.24%. The following chart demonstrates the value of increased loan balances in the balance sheet mix, even if offset by lower balances in the available-for-sale security portfolio. During the current quarter, securities were sold without realizing a loss to allow for new securities to be purchased as a means to increase yield and extend maturity.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate for 2017 and a 21% tax rate for 2018 in the charts to follow.

	(In Thousands)
	Quarter to Date Ended September 30, 2018		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2018	September 30, 2017
Loans	$831,246	$10,725	5.16%	4.83%
Taxable Investment Securities	145,464	710	1.95%	1.88%
Tax-exempt Investment Securities	48,438	234	2.45%	2.98%
Fed Funds Sold & Other	19,674	84	1.71%	1.01%
Total Interest Earning Assets	$1,044,822	$11,753	4.52%	4.24%

Change in Interest Income Quarter to Date September 30, 2018 Compared to September 30, 2017

	(In Thousands)
Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$1,178	$527	$651
Taxable Investment Securities	20	(6)	26
Tax-exempt Investment Securities	(20)	(20)	-
Fed Funds Sold & Other	40	9	31
Total Interest Earning Assets	$1,218	$510	$708

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2018.  Third quarter 2018 was higher by $432 thousand than third quarter 2017.  Since 2017, average interest-bearing deposit balances have increased $34.1 million and resulted in $450 thousand more in interest expense for the most recent quarter.  During the quarter, 10-month CD specials have been rolled out which carry a higher interest rate.  Additionally, interest expense on FHLB borrowings was down $17 thousand in the third quarter 2018 over the same time frame in 2017 due to a payoff of $5 million in December 2017.

	(In Thousands)
	Quarter to Date Ended September 30, 2018		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2018	September 30, 2017
Savings Deposits	$551,902	$921	0.67%	0.47%
Other Time Deposits	180,858	690	1.53%	1.19%
Other Borrowed Money	5,000	20	1.60%	1.48%
Fed Funds Purchased & Securities
Sold under Agreement to Repurchase	25,827	134	2.08%	1.51%
Total Interest Bearing Liabilities	$763,587	$1,765	0.92%	0.72%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Change in Interest Expense Quarter to Date September 30, 2018 Compared to September 30, 2017

	(In Thousands)
Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$312	$64	$248
Other Time Deposits	138	(16)	154
Other Borrowed Money	(17)	(20)	3
Fed Funds Purchased & Securities
Sold under Agreement to Repurchase	(1)	(52)	51
Total Interest Bearing Liabilities	$432	$(24)	$456

Overall, net interest spread for the third quarter 2018 is higher than last year.  As the following chart illustrates, higher yields on interest and dividend income did offset the higher interest expense in the most recent quarter when comparing to the same period a year ago.

	September 30, 2018	September 30, 2017	September 30, 2016
Interest/Dividend income/yield	4.52%	4.24%	4.03%
Interest Expense / yield	0.92%	0.72%	0.60%
Net Interest Spread	3.60%	3.52%	3.43%
Net Interest Margin	3.85%	3.71%	3.57%

Net interest income was up $786 thousand for the third quarter 2018  over the same time frame in 2017 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned.  As the new loans added in 2017 and 2018 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits have and will continue to put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations - Third Quarter 2018 to Third Quarter 2017

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The commercial and industrial along with the consumer loan portfolios accounted for the largest component of charge-offs and recoveries for third quarter of 2018 and 2017.  As was mentioned in previous discussion, the commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $52 thousand lower for the third quarter 2018 as compared to the same quarter 2017.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $12 thousand higher in third quarter 2018 than the same quarter 2017.  Recoveries were $18 thousand higher in third quarter 2018 as compared to third quarter 2017. Combined net charge-offs were $6 thousand lower in third quarter 2018 than the same time period 2017. Past due loans decreased $734 thousand from September 30, 2017 as compared to September 30, 2018.  The majority of the change is attributed to the decrease of past due balances in the consumer real estate, agricultural real estate, agricultural and commercial real estate portfolios.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended September 30, 2018, 2017, and 2016.

	(In Thousands)
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Loans, net	$838,698	$795,205	$737,057
Daily average of outstanding loans	$831,246	$790,397	$736,924

Allowance for Loan Losses - July 1,	$6,789	$6,858	$6,493
Loans Charged off:
Consumer Real Estate	29	-	42
Agriculture Real Estate	-	-	-
Agricultural	-	-	3
Commercial Real Estate	-	19	90
Commercial and Industrial	-	-	-
Consumer	94	92	83
	123	111	218
Loan Recoveries:
Consumer Real Estate	18	-	1
Agriculture Real Estate	-	-	-
Agricultural	-	-	4
Commercial Real Estate	3	4	2
Commercial and Industrial	3	2	3
Consumer	18	18	19
	42	24	29
Net Charge Offs	81	87	189
Provision for loan loss	47	99	308
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	6,755	6,870	6,612
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	333	228	227
Total Allowance for Credit Losses - September 30,	$7,088	$7,098	$6,839
Ratio of net charge-offs to average Loans outstanding	0.01%	0.01%	0.03%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	1399.58%	397.35%	584.18%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

Loans classified as nonaccrual were lower as of September 30, 2018 at $483 thousand as compared to $1.7 million as of September 30, 2017.

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

The following table presents the balances for allowance of loan losses by loan type for nine months ended September 30, 2018 and September 30, 2017.

	(In Thousands)		(In Thousands)
	September 30, 2018		September 30, 2017
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$235	9.85%	$276	10.56%
Agricultural Real Estate	252	8.17%	248	8.00%
Agricultural	743	12.37%	613	10.97%
Commercial Real Estate	3,272	49.68%	3,117	49.51%
Commercial and Industrial	1,398	14.98%	1,392	16.44%
Consumer	471	4.95%	423	4.52%
Unallocated	384	0.00%	801	0.00%
Allowance for Loan & Lease Losses	6,755		6,870
Off Balance Sheet Commitments	333		228
Total Allowance for Credit Losses	$7,088		$7,098

Noninterest Income

Noninterest income was up $48 thousand for the third quarter 2018 over the same time frame in 2017.  The Company has seen an increase in its mortgage production volume; however the gain on the sale of these loans was only $3 thousand higher for the third quarter 2018 over the same period in 2017. Loan originations on loans held for sale for the third quarter 2018 were $13.6 million with proceeds from sale at $11.2 million for 2018 compared to 2017’s third quarter activity of $12.4 million in originations and $12.9 million in sales. The net result of the activity was 2018 had only $3 thousand more revenue on gain of sale for the quarter.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

The largest fluctuation in noninterest income was in the combined service fee lines, which was $35 thousand higher than the same quarter last year.  The Company was also able to better take advantage of market fluctuations in its available-for-sale portfolio and sales on securities in third quarter 2018 than third quarter 2017. The gain was $10 thousand higher in the most recent quarter than the same quarter prior year.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the third quarter of 2018, mortgage servicing rights caused a net $17 thousand in income, in comparison to a net $34 thousand income for the third quarter of  2017. The identical capitalized additions for 2018 are attributed to a lower loan origination level of 1-4 families combined with a higher mortgage servicing rights value being applied to originations of 1-4 families in 2018 as compared to 2017. For loans of 15 years and less, the value was 1.008% in the third quarter 2018 versus .927% in third quarter 2017. For loans over 15 years, the value was 1.218% versus 1.137% for the same periods respectively. The carrying value is well below the market value of $3.1 million which indicates any large expense to fund the valuation allowance to be unlikely in 2018.

	(In Thousands)
	2018	2017
Beginning Balance, January 1,	$2,299	$2,192
Capitalized Additions	$338	338
Amortization	$(264)	(266)
Ending Balance, September 30,	$2,373	2,264
Valuation Allowance	$-	-
Mortgage Servicing Rights net, September 30,	$2,373	$2,264

Noninterest Expense

For the third quarter 2018, noninterest expenses were $769 thousand higher than for the same quarter in 2017.  Salaries, wages, and employee benefits increased $241 thousand, with the addition of the Findlay office, normal merit increases, and increased employer taxes related to the vesting of restricted shares.  Furniture and equipment expenses increased $95 thousand from the prior year due to an increase in depreciation of $46 thousand and maintenance contracts of $42 thousand.  Data processing charges increased $64 thousand for third quarter 2018 attributed to $54 thousand of conversion expenses related to possible acquisition.  General and administrative expenses were up $196 thousand compared to third quarter 2017 with the largest increases arising from consulting fees, fraud and other losses, and telephone expenses.  These increased expenses were offset by a reduction in legal fees related to loan collection and correspondent bank charges.

Net Income

Results overall, net income in the third quarter of 2018 was up $653 thousand as compared to the same quarter last year, with approximately $400 thousand improvement related to the tax rate change from 34% to 21%.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for nine month periods ended September 30, 2018 and 2017

Interest Income

Higher loan balances created the improvement in the interest income for the first nine months of  2018 as compared to first nine months of 2017. Interest income rose 13.3% or $4 million while interest income from loans accounted for the majority of the increase. Offsetting the improvement from loans was a decrease in securities income of $53 thousand. The change in the balance sheet mix along with the loan growth caused the asset yield to improve by 29 basis points to 4.41% for the first nine months of 2018 compared to first nine months of 2017’s 4.12%.

With each quarter of 2018, the loan growth and prime rate increases contribute to the continued improvement in asset yield. The growth factor contribution is shown in the charts which follow. Improvement in loan interest income far outweighs the loss for investment portfolios decreasing.

The average interest earning asset base was $49.1 million higher in first nine months 2018 than the first nine months of 2017, an increase of approximately 4.9%.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 34% tax rate for 2017 and a 21% tax rate for 2018 in the charts to follow.

	(In Thousands)
	Year to Date Ended September 30, 2018		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2018	September 30, 2017
Loans	$830,118	$31,348	5.04%	4.71%
Taxable Investment Securities	148,797	2,136	1.91%	1.81%
Tax-exempt Investment Securities	49,643	721	2.45%	3.04%
Fed Funds Sold & Other	19,530	221	1.51%	0.98%
Total Interest Earning Assets	$1,048,088	$34,426	4.41%	4.12%

Change in Interest Income Year to Date September 30, 2018 Compared to September 30, 2017

	(In Thousands)
Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$3,981	$2,014	$1,967
Taxable Investment Securities	19	(97)	116
Tax-exempt Investment Securities	(72)	(55)	(17)
Fed Funds Sold & Other	118	63	55
Total Interest Earning Assets	$4,046	$1,925	$2,121

Interest Expense

Interest expense was also higher for first nine months of 2018 compared to first nine months of 2017. At $4.8 million, first nine months of 2018 was up $990 thousand as compared to same time period 2017 or 26.3%.

The average balance of interest-bearing liabilities was higher by $30.1 million in 2018 than the first nine months of 2017. Interest bearing deposits increased $41.5 million while Fed Funds sold and securities sold under agreement to repurchase decreased by $11.4 million. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 15 basis points increase in the cost of funds at 0.83% for first nine months of 2018 as compared to 2017’s 0.68%.

The Federal Funds rate and prime rate increases of 25 basis points in December 2015, December 2016, March, June, and December of 2017 along with March, June and September of 2018, has only had a marginal effect on the Bank’s pricing methodologies. Loans with variable rates and floors have had the rates begin to increase over the floors with the 200 basis points increase in prime rate over the last 33 months. This should be evident in the third quarter chart relating to the change report due to volume and rate. On the liability side, the slow pace of the rate increases has placed more pressure on the short term funds. Competition for public funds had caused those short term deposits to price higher. This is evidenced in the change chart as the increase cost is driven more by rate than volume.

	(In Thousands)
	Year to Date Ended September 30, 2018		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2018	September 30, 2017
Savings Deposits	$554,164	$2,497	0.60%	0.44%
Other Time Deposits	182,772	1,822	1.33%	1.15%
Other Borrowed Money	5,000	60	1.60%	1.47%
Fed Funds Purchased & Securities
Sold under Agreement to Repurchase	26,402	376	1.90%	1.49%
Total Interest Bearing Liabilities	$768,338	$4,755	0.83%	0.68%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Change in Interest Expense Year to Date September 30, 2018 Compared to September 30, 2017

	(In Thousands)
Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings Deposits	$823	$211	$612
Other Time Deposits	207	(53)	260
Other Borrowed Money	(50)	(60)	10
Fed Funds Purchased & Securities
Sold under Agreement to Repurchase	10	(92)	102
Total Interest Bearing Liabilities	$990	$6	$984

Net Interest Income

Overall, net interest spread figures for the first nine months of 2018 are up from 2017 by 14 basis points and up 17 basis points from 2016. Net interest margin for the first nine months of 2018 is higher than the same period 2017 and 2016. As the chart below illustrates, both higher yields on interest and dividend income, were offset by higher interest expense resulting in total net interest margin up 19 basis points since the first nine months of 2017 and over first nine months of 2016 by 24 basis points.

	September 30, 2018	September 30, 2017	September 30, 2016
Interest/Dividend income/yield	4.41%	4.12%	4.00%
Interest Expense / yield	0.83%	0.68%	0.59%
Net Interest Spread	3.58%	3.44%	3.41%
Net Interest Margin	3.80%	3.61%	3.56%

Net interest income was up $3.1 million in the first nine months of 2018 over the same time frame in 2017 due to the increase in loan income even with higher interest expense, as previously mentioned. New loans added in 2017 and 2018 will continue to generate more income, while deposit pressure is expected to increase on the expense side.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of Results of Noninterest Earnings and Expenses for nine month periods ended September 30, 2018 and 2017

Provision Expense

Total provision for loan losses was $22 thousand higher for nine months 2018 than for the first nine months 2017. While loan growth continued in the first nine months, strong asset quality continued also. The strong asset quality and lower net charge-offs offset any need for additional provision above the $219 thousand that was expensed.

	(In Thousands)
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Loans, net	$838,698	$795,205	$737,057
Daily average of outstanding loans	$830,118	$776,828	$716,731

Allowance for Loan Losses - January 1,	$6,868	$6,784	$6,057
Loans Charged off:
Consumer Real Estate	63	-	106
Agriculture Real Estate	-	-	-
Agricultural	-	-	21
Commercial Real Estate	15	19	93
Commercial and Industrial	100	-	20
Consumer	272	189	236
	450	208	476
Loan Recoveries:
Consumer Real Estate	18	13	23
Agriculture Real Estate	-	-	-
Agricultural	6	2	9
Commercial Real Estate	7	11	7
Commercial and Industrial	8	8	8
Consumer	79	63	60
	118	97	107
Net Charge Offs	332	111	369
Provision for loan loss	219	197	924
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	6,755	6,870	6,612
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	333	228	227
Total Allowance for Credit Losses - September 30,	$7,088	$7,098	$6,839
Ratio of net charge-offs to average Loans outstanding	0.04%	0.01%	0.05%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	1399.58%	397.35%	584.18%

Noninterest Income

In comparing past due balances of loans 30+ days, September 30, 2018 balances were $734 thousand lower than September 30, 2017 balances. Net charge-offs were also higher at $221 thousand for the first nine months of 2018 compared to the first nine months of 2017’s $111 thousand.

Noninterest income for the first nine months 2018 increased over the first nine months of 2017 by $107 thousand.  Combined service fees increased by $127 thousand and gain on sale of loans showed a $17 thousand improvement over first nine months of 2017.  Gain on sale of available-for-sale securities decreased by $37 thousand as compared to year-to-date 2017.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Through the first nine months of 2018, noninterest expenses were $1.9 million higher than in first nine months of 2017.  The effect of an increase of $552 thousand in salaries and wages was combined with an increase of $365 thousand in employee benefits. One new office has been added in 2018, merit increases along with increased costs in medical benefits have impacted the 2018 salaries, wages, and benefits. Higher profit levels are also driving higher incentive accruals for 2018.

Data processing fees were only $81 thousand higher than last year due to a seven year contract extension signed in the third quarter of 2016 along with the $54 thousand conversion expenses previously mentioned. It has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. We have already added additional products in 2018, mainly focused on mobile services and business deposit accounts.

General and administrative expenses are up $327 thousand over the first nine months of 2017 with the largest increase attributed to an additional $188 thousand for consulting fees related to the CEO search and possible acquisition.  The next largest increase for 2018 was in the furniture and equipment.  This line item on the income statement was up by $204 thousand over first nine months of 2017.  Increased depreciation for new offices and office transformations, along with maintenance costs have led to this expense to increase over 2017.

Net Income

Overall, net income through the first nine months of 2018 was up $2.5 million as compared to the first nine months of 2017, with approximately $1.5 million improvement related to the tax rate change from 34% to 21%.  The Company continues to grow loans while keeping past dues low. The growth in loans has spurred the increase in net interest income that has flowed through to the bottom line. The asset quality has kept loan provision down as the allowance for loan loss remains adequate for the level of credit risk. The opening of the new offices has hampered earnings in the short term; however, the Company remains focused on the long term.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
4.29%	11.79%	Rising	3.00%	48,406	11.59%
4.08%	6.24%	Rising	2.00%	46,075	6.21%
3.86%	0.60%	Rising	1.00%	43,724	0.79%
3.84%	0.00%	Flat	0.00%	43,380	0.00%
3.54%	-7.78%	Falling	-1.00%	40,084	-7.60%
3.35%	-12.84%	Falling	-2.00%	38,133	-12.10%
3.12%	-18.64%	Falling	-3.00%	35,971	-17.08%

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

The shock chart currently shows a slight widening net interest margin over the next twelve months in an increasing rate environment with a tightening in a falling rate environment.  Cost of funds are below 0.85% so at even the lowest shock of 100 basis points, the Bank cannot take full advantage and reprice funds to match the level of shock. Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment only shows minor improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4 CONTROLS AND PROCEDURES

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 . There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2018 to 7/31/2018	—	—	—	400,000

8/1/2018 to 8/31/2018	—	—	—	400,000

9/1/2018 to 9/30/2018	—	—	—	400,000
Total	—	—	—	400,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 19, 2018.  On that date, the Board of Directors authorized the repurchase of 400,000 common shares between January 19, 2018 and December 31, 2018.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

2.1	Agreement and Plan of Reorganization and Merger (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the Commission on August 20, 2018).
3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Report on Form 8-K filed with the Commission on August 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
10.1

Employment Agreement executed by and between The Farmers & Merchants State Bank and Lars B. Eller on September 13, 2018 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the Commission on September 13, 2018).

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

Farmers & Merchants Bancorp, Inc.,

Date:	October 24, 2018	By:	/s/ Paul S. Siebenmorgen
Paul S. Siebenmorgen
President and Chief Executive Officer

Date:	October 24, 2018	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer