Form 10-K
period 2018-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2019-02-27
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $373,858,083.

As of February 22, 2019, the Registrant had 12,230,000 shares of common stock issued of which 11,107,063 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

TABLE OF CONTENTS

Form 10‑K Items		PAGE

Item 1.	Business	3-10

Item 1a.	Risk Factors	10-14

Item 1b.	Unresolved Staff Comments	14

Item 2.	Properties	15

Item 3.	Legal Proceedings	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	17-18

Item 6.	Selected Financial Data	18-19

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations	19-40

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 8.	Financial Statements and Supplementary Data	41-92

Item 9.	Changes In and Disagreements on Accounting and Financial Disclosure	92

Item9a.	Controls and Procedures	92

Item 9b.	Other Information	92

Item 10.	Directors and Executive Officers of the Registrant	93-94

Item 11.	Executive Compensation	95

Item 12.	Security Ownership of Certain Beneficial Owners and Management	95

Item 13.	Certain Relationships and Related Transactions	95

Item 14.	Principal Accountant Fees and Services	95

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	96

Item 16.	Form 10-K Summary	96

Signatures		97

Exhibit 21.	Subsidiaries of Farmers & Merchants Bancorp, Inc.	98

Exhibit 31.	Certifications Under Section 302	99-100

Exhibit 32.	Certifications Under Section 906	101-102

Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

**The following materials from Farmers & Merchants Bancorp, Inc. on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

Total Pages:		102

Forward Looking Statements

Statements contained in the Company's Annual Report on Form 10-K may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of such words as "intend," "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential."  Such forward-looking statements are based on current expectations but may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time.  Other factors which could have a material adverse effect on the operations of the Company and its subsidiaries which include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area, changes in relevant accounting principles and guidelines and other factors over which management has no control.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

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

For a discussion of the general development of the Company’s business throughout 2018, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2018 in Review.”

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) or Interactive Teller Machines (ITMs) are provided at most branch locations along with other independent locations in the market area. The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs).  The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal.  In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services.  Upgrades to our digital products and services continue to occur in both retail and business lines.

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

The Bank also normally retains the servicing rights on these partially or 100% sold loans.  In order for the customer to participate in these programs, they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of a broker.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Hancock, Henry, Lucas, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay and Steuben. The commercial banking business in this market is highly competitive, with approximately 45 other depository institutions currently doing business in the Bank’s primary market.  In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities.  In a number of our locations, we compete against entities which are much larger than us, including Huntington National Bank, Fifth Third Bank, Wells Fargo Bank, NA, KeyBank NA and JPMorgan Chase Bank, NA.  Based on deposit data as of June 30, 2018 from the FDIC and using zip codes in our markets, the Bank ranked 4th with a 12.8% market share in markets served.  The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2018, we had 288 full time equivalent employees.  The employees are not represented by a collective bargaining unit.  We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements, adequately capitalized bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state.  Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company.  Banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states.  The Company could from time to time use Riegle-Neal to acquire banks in additional states.

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

Liability for Banking Subsidiaries

Under the current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank.  This support may be required at times when the bank holding company may not have the resources to provide it.  In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.  Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to both a commonly controlled FDIC-insured depository institution "in danger of default."  The Bank is an FDIC-insured depository institution.  If a default occurred with respect to the Bank, any capital loans to the Bank from its parent holding company would be subordinate in right of payment to payment of the Bank's depositors and certain of its other obligations.

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non‑bank businesses.  The required capital levels in addition to the Bank’s and Company's capital position at December 31, 2018 and 2017 are summarized in the table included in Note 15 to the consolidated financial statements.  Beginning in 2018, the consolidated amounts and ratios for the Company are no longer required.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories.  Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations.  An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.   As of December 31, 2018, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

Dividend Restrictions

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiary, which are limited to the Bank’s retained earnings during the current year and its prior two years. Various U.S. federal statutory provisions limit the amount of dividends the Company's banking subsidiary can pay to the Company without regulatory approval.  In 2009, The Board of Governors of the Federal Reserve Division of Banking Supervision and Regulation issued SR09-4 regarding the safe and sound payment of dividends by bank holding companies. See Note 16 to the consolidated financial statements for additional information on applicable dividend restrictions.

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

Additional Regulation

Provisions of the Dodd-Frank Act have resulted in additional rulemaking by the federal regulatory agencies and new rules yet to be issued. Implementing the new and expanded regulations involved extreme diligence to ensure compliance with the complexities of the rules, as well as extensive new disclosure and reporting requirements.

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

Final rules and amendments to the integrated mortgage disclosure rules under the Real Estate Settlement Act (RESPA) and Truth in Lending Act (TILA) became effective in October 2015.  The TILA-RESPA Integrated Disclosure rule commonly referred to as TRID combined required disclosures into two single forms: 1) The Loan Estimate which is provided shortly after a mortgage loan application and 2) The Closing Disclosure which is provided prior to loan consummation.  In addition, a mandated appraisal notice under the Equal Credit Opportunity Act and the servicing application disclosure under RESPA were also combined into the new integrated disclosures.  Process and procedural adjustments were necessary to appropriately implement the new requirements. Implementation to achieve TRID compliance involved extensive collaboration with the Mortgage Loan Origination software vendor, as well as outreach and coordination efforts with real estate agents, attorneys, and closing agents to cultivate preparedness for the new integrated mortgage loan disclosure forms.  Amendments to the TRID rules effective in October 2017 with a mandatory compliance in October 2018 were intended to provide further clarity to certain provisions.  Due to the complexities of the TRID rules, remaining attentive to these matters will ensure practices and procedures remain compliant and not subject the Bank to unnecessary liability.

Final rules, mostly effective in October 2015, were issued by the Board of Governors of the Federal Reserve System (FRB), the Farm Credit Administration, the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration (NCUA), and the Office of the Comptroller of the Currency (OCC) to implement provisions of the Homeowner Flood Insurance Affordability Act of 2014 (HFIAA) and the Biggert-Waters Flood Insurance Reform Act of 2012 (the Biggert-Waters Act).   These provisions amended regulations which apply to loans secured by properties located in special flood hazard areas.

Processes and procedural changes along with the implementation of new forms and notifications resulted.  Fines and penalties for compliance with flood insurance requirements promote a continued focus on adherence to the new flood rules and existing requirements.

The Department of Defense (DOD) new rules amending its regulation that implements the Military Lending Act (MLA) became effective in October 2016.  The MLA enacted as part of the John Warner National Defense Act of 2007, significantly expanded the scope of the Act to cover all consumer credit except residential mortgages and purchase money loans.  Compliance requirements for credit cards became effective in October 2017. Coverage applies to consumer credit defined as “credit offered or extended for personal, family, or household purpose and that is subject to a finance charge or payable by written agreement in more than four installments.”  A covered borrower is a consumer who at the time of becoming obligated on a consumer credit transaction or establishing an account for consumer credit, is a covered member or dependent (including a spouse) of a covered member.   A covered member is a member of the armed forces serving on active duty or active guard or reserve duty.

Providing a loan to a MLA-covered borrower that exceeds the 36% Military Annual Percentage Rate is prohibited.  Any covered loans made without providing proper disclosures or in violation of the MLA is void.  Creditors who knowingly or willfully violate the rules could be subject to a fine, imprisonment up to one year or both.   Implementation of these new rules involved understanding the impact on the covered consumer credit products offered, collaboration with Loan Origination System vendors for assistance with calculations and required disclosures, and an efficient and effective process for identifying covered borrowers.

Under the TILA Ability to Repay requirements, the Bank meets the criteria to qualify as a small creditor based on the number of first-lien mortgage loans transactions and due to its asset size; however it is not a creditor that operates predominantly in rural or underserved areas as it did not extend more than 50% of its total first-lien covered transactions in rural or underserved areas in calendar year 2018.   The Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act.   In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance.

Revised Regulation C rules which implement the Home Mortgage Disclosure Act (HMDA) published by the Bureau become effective on January 1, 2018 for reportable loan applications.  The Dodd-Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information.  The types of transactions reportable have expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Reportable data points were significantly expanded to 52 fields which included applicant or borrower age, credit score, automated underwriting system information, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, interest rate, loan originator identifier, as well as other data fields.   Ethnicity categories were expanded to include certain subcategories along with a means to capture information on how an applicant’s or borrower’s ethnicity, race, and sex were collected by the institution.  For 2018, a thorough review and validation of data fields to be reported for each application was conducted throughout the year.  Year-end submission of 2018 data to be reported will be completed using the web-based tool developed by the Bureau.

Enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) on May 24, 2018, resulted in a regulatory reform law deemed to be relief from certain burdensome provisions of the Dodd-Frank Act.  The EGRRCPA included provisions with various effective dates, including some that were effective immediately.  Matters impacted included access to mortgage credit; access to credit; protections for veterans, consumers, and homeowners; rules for holding companies; capital access; and protections for student borrowers.  Though effective immediately, conforming regulations were required for certain provisions such as Reciprocal Deposits, Examination Cycles, and High Volatility Commercial Real Estate (HVCRE).  The Protecting Tenants in Foreclosure Act was restored and permanently extended as of June 23, 2018.  An interim final rule was jointly issued by the OCC, FRB, and FDIC allowing an extended examination cycle for qualifying insured depository institutions with less than $3 billion in total assets.  Effective September 21, 2018, consumers could freeze their credit information and place one-year fraud alerts for free.  Additionally, parents can freeze the credit information of their children under age 16 for free.  In many instances, regulators still need to issue proposals, provide guidance, and publish final rules.  Provisions, including but not limited to the following, still require regulations to become effective; Residential Mortgage Loans; Mortgage Appraisals; HMDA; Escrow Relief; TRID Revisions; Highly Capitalized Banks; Identity Fraud; and Improving Access to Capital. Though beneficial, there are new requirements mixed in with deregulation.  Thus, compliance changes must be monitored and effectively implemented.

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

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways.  Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.  Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.”  After many years of a low and flat rate environment, the Federal Reserve began increasing the Federal Funds rate in 2015. The Company did not experience improvement in its asset yield on loans until such time that the rate increases enabled the loan rates to rise above the floors which had been on the majority of the variable rate loans.  During 2017, the increasing rates having reached over 100 basis points, triggered rate changes above the floors and the Company experienced improvement in the interest spread. The improvement in the net interest spread during 2016 through 2018 directly correlated to the improvement of the Bank’s loan to asset ratio.

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

Officers, other than executive officers, receive incentive pay based on additional criterion.  The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals.  Officers, therefore, have incentive pay at risk for individual performance.  The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank.  The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus.  For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs.  The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself.  Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each officer in 2018.  Officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year.  Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

Technological Change

Our industry is susceptible to significant technological changes in the future as there continue to be a high level of new technology driven products and services introduced. Technological advancement aids the Company in providing customer service and increases efficiency.  Our national competitors have more resources to invest in technological changes and associated required resources.  As a result, they may be able to offer products and services that are more technologically advanced and that may put us at a competitive disadvantage.  Our future depends on our ability to analyze technological changes to determine the best course of action for our business, customers and shareholders.

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

Potential Inadequacy of our allowance for loan losses

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and concentrations within the portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed expectations, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses may result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss model, or “CECL.” Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods during 2020. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

Attraction of Deposits and other Short-term Funding

In managing our liquidity, our primary source of short-term funding is customer deposits.  Our ability to continue to attract these deposits, and other short-term funding sources, is subject to variability based upon a number of factors, including the relative interest rates we are prepared to pay for these liabilities and the perception of safety of those deposits or short-term obligations relative to alternative short-term investments.  The availability and cost of credit in short-term markets depends upon market perceptions of our liquidity and creditworthiness.  Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated changes in event-driven reductions in liquidity.  In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment portfolio, which, depending on market conditions, could result in our realizing a loss or experiencing other adverse consequences

Vendor Relationship Risk

We rely on third-party vendors to provide key components of our business operations such as data processing, recording and monitoring transactions, online and mobile banking interfaces and services, internet connections and network access. While we have performed due diligence procedures in selecting vendors, we do not control their actions. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect non-public personal information of our customers or employees, we may suffer operational impairments, reputational damage and financial losses. Replacing these third-party vendors could create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

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

The Bank owns all of its office locations, with the exception of Angola, Indiana and Bowling Green, Ohio.  Both of these office locations are leased.

The Bank currently maintains retail banking offices at the following locations:

Office	Location
Archbold, Ohio	1313 S Defiance Street
Wauseon, Ohio	1130 N Shoop Avenue 119 N Fulton Street
Stryker, Ohio	300 S Defiance Street
West Unity, Ohio	200 W Jackson Street
Bryan, Ohio	929 E High Street 1000 S Main Street
Delta, Ohio	101 Main Street
Montpelier, Ohio	1150 E Main Street
Napoleon, Ohio	2255 Scott Street
Swanton, Ohio	7 Turtle Creek Circle
Defiance, Ohio	1175 Hotel Drive
Perrysburg, Ohio	7001 Lighthouse Way
Butler, Indiana	200 S Broadway
Auburn, Indiana	403 Erie Pass
Angola, Indiana	2310 N Wayne Street
Hicksville, Ohio	100 N Main Street
Waterville, Ohio	8720 Waterville-Swanton Road
Custar, Ohio	22973 Defiance Pike
Sylvania, Ohio	5830 Monroe Street
Fort Wayne, Indiana	12106 Lima Road
Bowling Green, Ohio	1072 N. Main Street
Findlay, Ohio	1660 Tiffin Avenue

All but one of the above locations has drive-up service facilities and an ATM. The Captive operates from leased office space at 101 Convention Center Dr., Suite 850, Las Vegas, NV 89109.

On January 1, 2019, the Company acquired Limberlost Bancshares, Inc. and its subsidiary, Bank of Geneva.  Six offices located in Indiana, were merged into the Bank as listed below:

Office	Location
Geneva, Indiana	215 East Line Street
Monroe, Indiana	150 W. Washington Street
Berne, Indiana	718 US Highway 27 N
Monroeville, Indiana	103 Main Street
Portland, Indiana	1451 N Meridian Street
Decatur, Indiana	1061 S 13th Street

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine proceedings incidental to the business of the Company or its subsidiaries, to which we are a party or of which any of our properties are the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the NASDAQ Stock Market LLC under the trading symbol “FMAO.”

On August 18, 2017, the Company’s Board of Directors authorized a two-for-one stock split payable on September 20, 2017, for shareholders of record on September 5, 2017.

The Company utilizes Computershare as its transfer agent.

As of December 31, 2018, there were 1,776 record holders of our common stock of which 39.46% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

On the following page is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2018.  The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2013 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance.  The stock price performance shown on the graph is not necessarily indicative of future performance.

	2013	2014	2015	2016	2017	2018
FMAO	100.00	125.02	129.69	170.53	386.31	370.44
NASDAQ - COMPOSITE	100.00	114.71	122.74	133.34	171.46	167.00
NASDAQ - BANK INDEX	100.00	104.81	113.82	154.63	162.54	138.37

Dividends are declared and paid quarterly.  Per share dividends declared for the years ended 2018 and 2017 adjusted for a 2-for-1 stock split on September 20, 2017 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2018	$0.13	$0.14	$0.14	$0.15	$0.56
2017	$0.12	$0.12	$0.13	$0.13	$0.50

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

Dividends declared during 2018 were $0.56 per share totaling $5.14 million, 12% higher than 2017 declared dividends of $0.50 per share. During 2018, the Company awarded 33,000 shares to 80 employees and 2,620 shares were forfeited under its long term incentive plan. At year end, 2018, the Company held 1,114,739 shares in Treasury stock and 93,940 in unearned stock awards.

Dividends declared during 2017 were $0.50 per share totaling $4.58 million, 8.7% higher than 2016 declared dividends of $0.46 per share.  During 2017, the Company awarded 32,000 restricted shares to 74 employees and 1,080 shares were forfeited under its long term incentive plan. At yearend 2017, the Company held 1,134,120 shares in Treasury stock and 92,350 in unearned stock awards.

The Company continues to have a strong capital base.

	2018	2017
Tier I Leverage Ratio	12.81%	12.02%
Risk Based Capital Tier I	15.44%	14.73%
Total Risk Based Capital	16.21%	15.52%
Stockholders' Equity/Total Assets	12.84%	12.12%
Capital Conservation Buffer	8.21%	7.52%

On January 18, 2019, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 500,000 shares of its outstanding common stock commencing January 18, 2019 and ending December 31, 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining Share Repurchases Authorization
10/1/2018
to	-	-	-	400,000
10/31/2018

11/1/2018
to	-	-	-	400,000
11/30/2018

12/1/2018
to	-	-	-	400,000
12/31/2018
Total	-	-	-	400,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 18, 2018.  On that date, the Board of Directors authorized the repurchase of 400,000 common shares between January 18, 2018 and December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA

Reclassification

Certain amounts in the 2017 and 2016 consolidated financial statements have been reclassified to conform with the 2018 presentation.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statement of Income - UNAUDITED

	(In Thousands, except share data)
	2018	2017	2016	2015	2014
Summary of Income:
Interest income	$46,429	$41,248	$37,727	$33,650	$33,453
Interest expense	6,572	5,127	4,223	3,587	3,716
Net Interest Income	39,857	36,121	33,504	30,063	29,737
Provision for loan losses	324	222	1,121	625	1,191
Net interest income after provision for loan losses	39,533	35,899	32,383	29,438	28,546
Other income (expense), net	(21,357)	(17,996)	(16,063)	(15,279)	(15,029)
Net income before income taxes	18,176	17,903	16,320	14,159	13,517
Income taxes	3,227	5,183	4,656	3,819	3,871
Net income	$14,949	$12,720	$11,664	$10,340	$9,646
Per Share of Common Stock:
Earnings per common share outstanding *
Net income(1)	$1.61	$1.38	$1.27	$1.12	$1.04
Dividends(1)	$0.56	$0.50	$0.46	$0.44	$0.42
Weighted average number of shares outstanding, including participating securities(1)	9,272,964	9,250,825	9,224,230	9,234,116	9,256,356

*	Based on weighted average number of shares outstanding
(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

	(In Thousands)
	2018	2017	2016	2015	2014
Total assets	$1,116,163	$1,107,009	$1,055,895	$989,068	$941,213
Loans, net	839,599	816,156	751,310	678,573	615,562
Total deposits	928,790	919,340	842,203	771,339	762,560
Stockholders' equity	143,287	134,137	125,577	120,097	114,493
Key Ratios
Return on average equity	10.86%	9.75%	9.38%	8.80%	8.72%
Return on average assets	1.34%	1.18%	1.14%	1.08%	1.02%
Loans to deposits	90.40%	88.78%	89.45%	88.14%	80.78%
Capital to assets	12.84%	12.12%	11.89%	12.14%	12.16%
Dividend payout	34.40%	36.02%	35.67%	38.54%	40.04%

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

The Company is also required to estimate the value of its MSR.  The Company recognizes as separate assets rights to service fixed rate single-family mortgage loans that it has sold without recourse but services for others for a fee. Mortgage servicing assets are initially recorded at fair value, based upon pricing multiples as determined by the purchaser, when the loans are sold. Mortgage servicing assets are carried at the lower of the initial carrying value, adjusted for amortization, or estimated fair value. Amortization is determined in proportion to and over the period of estimated net servicing income using the level yield method. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. The valuation is completed by an independent third party.

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

2018 in Review

The Federal Reserve rate hikes in 2018 facilitated both a flattening of the yield curve and an opportunity to widen the net interest margin through asset yield improvement. In the second half of the year, the widening of the net interest margin was pressured by the competition for deposits. The cost of funds rose more quickly in the second half of the year, specifically the fourth quarter. This pressure is expected to continue for 2019 with the added concern of an inverted yield curve throughout the first quarter.

The Company again reports record earnings in total and in earnings per share. This was achieved even with the acquisition costs associated with the merger deal completed January 1, 2019.  Earnings per share, with acquisition costs excluded, would have been higher than $1.61 as reported in Note 12. The improvement is credited to a widening of the net interest margin and the change in the effective income tax rate, offset by increases in noninterest expense, primarily attributable to salaries, wages and employee benefits.

Unemployment levels remain low and the economies in the Company’s market area are strong. The continuation of reasonable gasoline prices has been a contributor. Strong asset quality enabled loan provision to remain low throughout 2018 and is expected to continue in the foreseeable future as the Bank prepares for the CECL implementation in 2020. Strong asset quality is evidenced by low nonaccruals, watch list and impaired loans along with low net charge-offs. Loan payoffs and paydowns were higher than expected during 2018 and hampered overall loan growth. The Company’s asset size grew a modest $9.2 million with net loans accounting for $23.4 million. The difference coming from a decrease in securities and modest growth of $9.5 million in deposits.

During the first quarter of 2018 we opened an office in Findlay, Ohio. This office was our first to utilize ITM equipment, offering traditional service with a self-service option. An ITM completes teller transactions using a debit card for recognition - the self-service option. The traditional service completes the transaction by the customer requesting teller assistance and talking to a remote customer assistance representative on-line. Personal Relationship Bankers (PRBs) welcome our customers to the office and provide exceptional customer service as they can complete a teller transaction, open a new deposit account and complete a consumer loan. Two more existing offices were physically transformed during 2018 with ITMs. Our other offices have begun the personnel transformations with PRBs at each office and Community Relationship Bankers (CRBs) covering specific market areas.  CRBs focus on the community and especially small business customers. F&M will serve our customers where they want, and how they want. The Bank will continue the physical transformation with our newest office in 2019 in Decatur, Indiana.

As mentioned previously, the Company acquired Limberlost Bancshares, Inc. on January 1, 2019 and the two subsidiary banks were merged.  During 2018, $742.1 thousand of additional expenses attributed to the acquisition were incurred. The acquisition becomes accretive to earnings in 2019 and the foot print of the Company is expanded. Additional products and services are made available to the customers as a strong relationship focused community bank presence is maintained. The Company continues to remain focused on a strategy of expansion as the best use of capital to enhance profitability for our shareholders. For additional information on the projections related to the acquisition, please see the proforma statements shown in Note 20 as it relates to subsequent events.

A trend of increasing improvement in net income continued from 2016 through 2018.  2018 increased 17.5% over 2017 and 2017 was 9.1% higher than 2016. Dividends declared also increased over the corresponding years. 2018’s declared dividends at $0.56 a share was 12.0% higher than 2017’s $0.50 per share and 2017 was 8.7% than 2016’s $0.46 per share. The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business. The Company continues to look for new opportunities to generate and protect revenue while providing additional channels through which to serve our customer and maintain our high level of customer satisfaction. The Company plans to continue our strategy of expansion into new markets, whether by acquisition or the establishment of new branch office locations.

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

As mentioned previously, the largest factor of the record earnings for 2018 was the $3.7 million improvement in net interest income as compared to 2017.  In 2017, net interest income increased $2.6 million as compared to 2016. Interest and fee income from loans were responsible for the improvement. Interest income from loans, including fees, increased $5.1 million in 2018 as compared to 2017. This was preceded by an increase in 2017 of $3.5 million as compared to 2016.  The underlying factors for the reason of the increase differed between the two time periods; however, both years were aided by prime rate increases which drove the effective interest rates on the Bank’s variable loans over their floor rates.  2018’s improvement was almost equally impacted by the increased volume and the increased rates.  As a comparison to 2017, the volume of loan growth was the largest contributing factor to the improved profitability over 2016.  Given that securities were sold or matured and proceeds used to fund the loan growth, interest income from that balance sheet component has declined each of the last three years. Overall, total interest income was $5.2 million higher for 2018 than 2017 and was $3.5 million higher for 2017 than 2016.

Interest expense increased from all interest bearing funding sources with the exception of other borrowed money over the time periods shown of 2016 through 2018. This reversed a previous trend of declining interest expense that occurred in 2014 and 2015. Overall, the funding goal the last three years has been to grow core deposits. Two strategies have been employed through the years, one of allowing expensive time deposits to run off until needed for funding and secondly to offer new non-interest bearing deposit products.  Both of these strategies were to assist in controlling interest expense in a rising rate environment. During 2018, interest expense from deposits increased by $1.5 million over 2017 and 2017 increased $866 thousand over 2016.  The majority, approximately 94.3%, of the increased expense of 2018 was influenced by increased rates rather than due to additional cost associated with deposit growth.

Total interest expense (which includes deposit, federal funds purchased, securities sold under agreement to repurchase, and borrowed funds) totaled $6.6, $5.1 and $4.2 million for 2018, 2017 and 2016 respectively. The increased expense is almost entirely attributable to the rising interest rate environment in 2018 as compared to 2017 as well as the 2017 to 2016 comparison.  Borrowed fund balances increased in December of 2015, which impacted 2016, 2017 and 2018. All of 2015’s borrowings have since matured in December of 2017 and December of 2018.

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

Overall, we have seen increased improvement in the net interest margin and spread since 2016.  Looking at the components behind the change in net interest margin for 2018 as compared to 2017, increased average balances in loans of $48.5 million stands out.  The additional revenue of almost $5.1 million that those balances were responsible for was the largest contributor to the improved net yield on loans of 33 basis points.  Beginning in 2017, loan revenue was positively impacted by the change in the interest rate. The majority of variable loans with floor rates attained the point where rate increases caused the rate to go above the floor.  The Bank had expected 100 basis points of change was needed for this to occur which was reached with the June 2017 Fed Funds rate hike.  The next hike did not occur until December of 2017, too late to largely impact 2017 though it benefitted 2018.  2018 saw four additional rate hikes of 25 basis points.  The large revenue gain in loan interest was offset by the decrease earnings in securities which were used to fund the loan growth. However, the overall asset yield in 2018 still improved by 30 basis points over 2017, as loans earn at a higher rate than the securities.

Increased interest expense correlated to the higher rate environment in which the deposits needed to be garnered.  The Bank experienced pressure to offer higher rates to public funds in Ohio due to competition. In the area where the strategic plan was to gather core deposits, the average balance in savings grew by $32.2 million during 2018 as compared to 2017’s average balance.  The other average balance increase for core deposits would be the change in non-interest bearing demand deposits.  2018’s average balance in this portfolio was $14.4 million higher than 2017’s average balance. Overall, cost of funds increased 18 basis points for 2018 over 2017.  The reason behind the increase was due to rate increases not the volume increases.

The net interest margin for 2018 was 3.83% compared to 2017 which was 3.65%.  The 0.18% increase for 2018 was an important factor in the improved profitability for 2018.  Net interest spread was 3.60% for 2018 compared to 2017’s 3.48%, creating an 12 basis point difference in the spread.  Variable and new loans will reprice higher if the Federal Reserve continues with their stated monetary policy and the challenge will be to control the rate of increase on the deposits.  The goal is, as always, to improve the net interest margin and spread and thereby improve profitability.

In comparing 2017 to 2016, loan volume was primarily responsible for the improvement in interest income as the yield on the overall loan portfolio increased 9 basis points during 2017. The only category of asset yield to decrease was the investment securities which were used to fund growth.  Overall, asset yield increased 18 basis points in 2017 as compared to 2016.

The net interest margin also climbed up in 2017, ending 10 basis points over 2016. Asset yield raised 18 basis points and the cost of funds increased only 9 basis points. The yields on the individual segments did cause the overall improvement as all increased. The improvement in the asset yield was primarily a result of the change in volume.  In addition, loans as a percentage of earning assets increased to 77.8% in 2017 compared to 75.0% in 2016. Loans to assets also increased to 72.8% for 2017 compared to 2016’s 70.7%.  Overall yield improves when the balances of the highest yield asset increases, which is loans.

With respect to the cost of funds, the Bank’s goal is to grow the least expensive category of funding sources. The largest average balance increase for 2017 was $72.6 million in savings deposits over 2016’s average balances. This helped to keep the increase in funding expense to just 9 basis points when comparing 2017 to 2016.

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, in order to mitigate the higher interest rates and interest expense and to continue to establish the opportunity for fee dollars from services provided, remains for 2019.

Total assets of the Company increased overall as did the earning assets in both average and year end during 2018 and 2017. This matched the movement in interest dollars and in yields.  The percentage of average earning assets to total average assets reflects the best utilization of funds.  For 2018, the percentage at 94.23% was slightly higher than 2017 at 93.47%.  The addition of offices in 2016, 2017 and 2018 increased the non-earning assets with cash balances held at the new offices and also the investment in the capital assets of their building and furniture. What made 2018 more profitable was the percentage of average loans to total assets.  For 2018 the average balance of loans to total average assets was 74.77%, for 2017, 72.76%, for 2016, 70.69%.  Loans are the highest yielding asset for the Company.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities.  It is generally from this spread that the Company must fund its operations and generate profit.  When the asset yield decreases so must funding costs in order to maintain profitability.  It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. The challenge began to change in 2016 as rates increased in December 2015.  In a rising rate environment, the challenge is to hold the cost steady while allowing time for the asset portfolio to rise. Floors and ceilings on variable products also impact the level of increase in either scenario. The 25 basis point prime rate increase of 2015 did little to increase the rate on the variable loans because of the floors in place and the spread of rate to prime. The floors provided yield protection in the previous lower rate environment and the rising rates wouldn’t benefit the asset yield until the spread plus prime is higher than the floor. The challenge is to increase the spread during renewals and on new loans. After the December 2015 rate increase, it was another year before the next rate hike in December of 2016. These two rate hikes had little effect on the profitability as the majority of loans were still below the floors.  It wasn’t until the third and fourth rate hikes of March and June 2017, that the majority of loans were now either equal to or over the floors.  This helped the asset yield in 2017.  In December 2017 along with March, June and September of 2018, there were rate hikes which contributed to the increased asset yield for 2018.  The most recent rate hike in December of 2018 will help increase the asset yield for 2019.

In terms of interest expense, 2018’s increase as compared to 2017 was due to the increase in rates.  2017’s increase was also due to an increase in rates as compared to 2016.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. In comparing to 2017, 2018 had movements as average balances decreased in all categories other than savings deposits and non-interest bearing liabilities.  Other time deposits continued to run off and $5 million of other borrowed money was paid off in December that had been originally borrowed in December 2015 to fund loan growth. Time deposits and saving deposits increased in interest expense for 2017 as compared to 2016. Fed Funds purchased and securities sold under agreement to repurchase increased for 2017 and was due to increased balance and rate.

The following tables present net interest income, interest spread and net interest margin for the three years 2016 through 2018, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense.  The tables show the corresponding average rates of interest earned and paid.  The tax-exempt asset yields have been tax adjusted to reflect a marginal corporate tax rate of 34% for 2016 and 2017 and a marginal corporate tax rate of 21% for 2018.  Average outstanding loan balances include non-performing loans and mortgage loans held for sale.  Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.  The average cost of funds for 2018 was 0.86%, 18 basis points higher than 2017’s 0.68% for interest bearing liabilities.

The yield on Tax-Exempt investment securities shown in the following charts were computed on a tax equivalent basis.  The yield on Loans has been tax adjusted for the portion of tax-exempt IDB loans included in the total.  Total Interest Earning Assets is therefore also reflecting a tax equivalent yield in both line items, also with the Net Interest Spread and Margin.  The adjustments were based on a 34% tax rate for 2016 and 2017 and a 21% tax rate for 2018 and 27 basis points higher than 2016’s 0.59%.

	2018
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$831,614	$42,303	5.09%
Taxable investment securities	147,186	2,863	1.95%
Tax-exempt investment securities	48,059	930	2.45%
Federal funds sold & other	21,218	333	1.57%
Total Interest Earning Assets	1,048,077	$46,429	4.46%
Non-Interest Earning Assets:
Cash and cash equivalents	35,486
Other assets	28,650
Total Assets	$1,112,213
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$551,746	$3,453	0.63%
Other time deposits	183,512	2,536	138.00%
Other borrowed money	4,946	80	1.62%
Federal funds purchased and securities sold under agreement to repurchase	26,252	503	1.92%
Total Interest Bearing Liabilities	766,456	$6,572	0.86%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	194,548
Other	13,570
Total Liabilities	974,574
Shareholders' Equity	137,639
Total Liabilities and Shareholders' Equity	$1,112,213
Interest/Dividend income/yield		$46,429	4.46%
Interest Expense/cost		6,572	0.86%
Net Interest Spread		$39,857	3.60%
Net Interest Margin			3.83%

	2017
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$783,140	$37,195	4.76%
Taxable investment securities	154,081	2,815	1.83%
Tax-exempt investment securities	52,192	1,045	3.03%
Federal funds sold & other	16,597	193	1.16%
Total Interest Earning Assets	1,006,010	$41,248	4.16%
Non-Interest Earning Assets:
Cash and cash equivalents	33,411
Other assets	36,913
Total Assets	$1,076,334
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$519,580	$2,302	0.44%
Other time deposits	188,443	2,181	1.16%
Other borrowed money	9,960	147	1.48%
Federal funds purchased and securities sold under agreement to repurchase	32,173	497	1.54%
Total Interest Bearing Liabilities	750,156	$5,127	0.68%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	180,129
Other	15,624
Total Liabilities	945,909
Shareholders' Equity	130,425
Total Liabilities and Shareholders' Equity	$1,076,334
Interest/Dividend income/yield		$41,248	4.16%
Interest Expense/cost		5,127	0.68%
Net Interest Spread		$36,121	3.48%
Net Interest Margin			3.65%

	2016
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$724,076	$33,703	4.67%
Taxable investment securities	172,647	2,730	1.58%
Tax-exempt investment securities	55,395	1,229	3.36%
Federal funds sold & interest bearing deposits	13,004	65	0.50%
Total Interest Earning Assets	965,122	$37,727	3.98%
Non-Interest Earning Assets:
Cash and cash equivalents	27,348
Other assets	31,848
Total Assets	$1,024,318
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$446,996	$1,690	0.38%
Other time deposits	194,753	1,927	0.99%
Other borrowed money	10,000	148	1.48%
Federal funds purchased and securities sold under agreement to repurchase	64,825	458	0.71%
Total Interest Bearing Liabilities	716,574	$4,223	0.59%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	169,510
Other	13,896
Total Liabilities	899,980
Shareholders' Equity	124,338
Total Liabilities and Shareholders' Equity	$1,024,318
Interest/Dividend income/yield		$37,727	3.98%
Interest Expense/cost		4,223	0.59%
Net Interest Spread		$33,504	3.39%
Net Interest Margin			3.55%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2018 vs 2017
	(In Thousands)
	Net	Due to change in
	Change	Volume	Rate
Interest Earning Assets:
Loans	$5,108	$2,308	$2,800
Taxable investment securities	48	(126)	174
Tax-exempt investment securities	(115)	(125)	10
Federal funds sold & other	140	54	86
Total Interest Earning Assets	$5,181	$2,111	$3,070

Interest Bearing Liabilities:
Savings deposits	$1,151	$143	$1,008
Other time deposits	355	(57)	412
Other borrowed money	(67)	(74)	7
Federal funds purchased and securities sold under agreement to repurchase	6	(91)	97
Total Interest Bearing Liabilities	$1,445	$(79)	$1,524

	2017 vs 2016
	(In Thousands)
	Net	Due to change in
	Change	Volume	Rate
Interest Earning Assets:
Loans	$3,492	$2,757	$735
Taxable investment securities	85	(294)	379
Tax-exempt investment securities	(184)	(108)	(76)
Federal funds sold & interest bearing deposits	128	18	110
Total Interest Earning Assets	$3,521	$2,373	$1,148

Interest Bearing Liabilities:
Savings deposits	$612	$274	$338
Other time deposits	254	(62)	316
Other borrowed money	(1)	(1)	-
Federal funds purchased and securities sold under agreement to repurchase	39	(231)	270
Total Interest Bearing Liabilities	$904	$(20)	$924

Non-Interest Income

The discussion now focuses on the non-interest income and expense generated from the Company. Non-interest income increased overall in 2018 as compared to 2017. This followed a year of decrease in 2017 as compared to 2016. 2018 did not reach the level of 2016’s non-interest income, lower by $504 thousand.

Components of non-interest income which improved over 2017 and 2016 were service charge revenue from both the business accounts and consumer accounts.  2018 service charge revenue was $53.1 thousand higher than 2017, mainly due to the increased number of accounts that had service charges attached to them. During the second quarter 2017, new business checking products were announced and existing business accounts were converted to one of three new products, Business Essential, Edge or Elite.  The new products provided customers with new options to bundle services and for the Bank to utilize the full relationship to determine pricing. This was a continuation of the Bank’s “earn to free” strategic initiative. It also aided the increase of $292.7 thousand in service charge revenue in 2017 as compared to 2016. Upgrades to our digital products and services continue to occur in both retail and business lines. Increases in the number of accounts and the number of services being utilized by our customers accounted for the increase in fees over the last two years.

The Bank has long promoted the use of debit cards by its customers and continues to build on that philosophy with the introduction of new products. During 2018 the Bank collected interchange revenue, combined with fees collected on foreign ATM fees (noncustomers utilizing our ATMs), of $2.9 million which was $167.5 thousand higher than 2017 and $340.0 thousand higher than 2016. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the non-interest section regarding the net effect of debit card activity.

Noninterest income form net gain on sales of loans was the highest in 2016 of the three year periods shown. The change may be related to the increase in rates after the long duration of the flat interest rate environment. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans. 66.5% of the gains are attributed to the residential loans in 2018, 80% in 2017 and 77% in 2016. In conjunction with these sales, the Bank maintains servicing rights and those income amounts during all three years are included in the customer service fee income line item and accounted for $449 thousand in 2018, $460 thousand in 2017 and $555.3 thousand in revenue for 2016.

The last item in the non-interest income section is the net gain of sale of investments. The Bank has sold securities over the last three years for two main purposes: to provide funds for loan growth and to take advantage of the position of the yield curve when a gain can be recognized on sales without extending the duration of the portfolio longer than wanted. 2018 had limited sales for gain recognition due to the flatness of the yield curve which began to occur in second half 2017. The Bank will not increase short-terms gains at the sacrifice of long-term profitability. The available for sale security portfolio switched from an unrealized gain position into an unrealized loss position in 2017. Sales in 2017 were made early in the first quarter before the additional Federal Reserve rate hike in March and again in May before the June rate hike. These sales recognized much lower gains than in prior years.  The Bank recognized gains of $9.8 thousand in 2018, $47 thousand for 2017 and $588 thousand for 2016. This line item was largely responsible for the lower non-interest income of 2017 as compared to 2016. The Company also recognized a loss on sale of securities from the holding company.  These proceeds were used to provide cash for the acquisition with the losses totaling $19.2 thousand. The net effect of the consolidated number is what shows on the line item of net loss of $9 thousand for 2018.

Non-Interest Expense

Noninterest expense increased 12.2% in 2018 as compared to 2017 and was preceded by a 4.7% increase in 2017 as compared to 2016. Represented in dollars, 2018 was $3.5 million higher than 2017 and 2017 was $1.3 million higher than 2016. The largest factor behind the increase in both years was the expense of employee salaries and wages. During 2018, an additional $1.1 million was spent over 2017 which correlates to an 9.1% increase. When making the same analysis for 2017 as compared to 2016, 2017’s costs increased $993 thousand or 8.6%.   Three main components flow into salaries and wages: base salary, deferred costs, and incentives composed of the expense of restricted stock awards and performance incentives. Base pay has increased with the addition of the four offices of Findlay, Huntertown, Bowling Green and Sylvania, as well as from the operations of the Captive and through normal yearly increases to the remainder of the employees. Base pay was up $768.3 thousand for 2018 over the previous year and 2017 was up $731.2 thousand over 2016. The full time equivalent number of employees at each yearend increased to 288 for 2018, to 275 for 2017 compared to 2016’s 273.  The Company had also chosen to invest a portion of the tax savings dollars of 2018 to increase the base pay of our lowest paid employees.

Incentive pay as it related to performance was up $181.7 thousand in 2018 over 2017 and up $234.2 thousand in 2017 over 2016.  Measurements used for award incentive pay had improved in 2018 and 2017 and employees benefited accordingly.  The measurements used for 2018 were increased to negate the paying of incentive for the benefit of the lower tax rate.  The effect of acquisition costs incurred in 2018 were also removed. The expense for the restricted stock awards has also increased each of the last three years as more shares have been granted to a larger number of employees and the market value of the shares has increased. The market value of the Company’s stock increased significantly with the listing on NASDAQ and being included in the Russell 3000 Index during the second quarter of 2017. 700 more shares were awarded in 2018 and with a higher value as compared to 2017.  An equivalent number of restricted shares were awarded as compared to 2016 though the value of these rewards was higher; therefore, the expense for 2018 was higher by $237.7 thousand as compared to 2017 and will likely be higher in 2019 due to the value of the 2018 awards.  2017’s cost for this program was $105.3 thousand higher than 2016.  The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see Note 11 of the consolidated financial statements.

Along with the salary and wage increase was an increase in employee benefits in 2018 as compared to 2017. Employee group insurance accounted for the largest portion of the cost, which was an increase of $293.3 thousand over 2017. This was due to an increase in the cost to provide to a larger number of employees along with a higher level of medical claims. The cost of the 401-K retirement plan also increased $79.7 thousand for 2018 as compared to 2017.  Due to the increased profitability achieved in 2018 over 2017, the contribution portion relating to the discretionary profit-sharing percentage was raised from 5.5% to 6% for 2018.  Overall, employee benefits increased $480.0 thousand or 13.2% from 2017.

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

Net occupancy expense typically increases as the Company expands, which is what has occurred for 2018 and 2017. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. This division experienced a weaker 2018; however, the department was short staffed most of 2018 and 2017.  For 2018, building rent as generated from FM Investments was lower by $151.2 thousand due to staff turnover.  Rent is received in lieu of commissions.  This loss of revenue contributed to the increased net occupancy expense of $268 thousand for 2018 as compared to 2017.  The improved performance of $85.9 thousand in 2017 assisted in keeping the overall increase to net occupancy to $30 thousand in 2017 as compared to 2016.

The 1-4 family mortgage refinancing activity has been slow over the last three years though increasing slightly each year.  A correlating expense to that activity is the amortization of mortgage servicing rights.  The amortization is the expense that offsets the income recognized when the loan is first made.  Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year.  The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early.  An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity.  The best picture of the bottom line impact is achieved by netting the income with the expense each year.  The net income for 2018 was $86 thousand; 2017 had net income of $107 thousand and was preceded by net income of $136 thousand for 2016. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. As of December 31, 2018, 3,588 loans are being serviced with corresponding balances of $289.2 million.  2017 had 3,636 loans serviced with corresponding balances of $288.6 million. As of December 2016, 3,599 loans were being serviced with balances of $280.4 million.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2018	2017	2016
Beginning Year	$2,299	$2,192	$2,056
Capitalized Additions	450	460	555
Amortization	(364)	(353)	(419)
Valuation Allowance	-	-	-
End of Year	$2,385	$2,299	$2,192

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

Data processing costs were actually lower in 2017 as compared to 2016 by $196 thousand. Two reasons for the improvement was the negotiation of an extended contract with our core processor and 2016 had the additional cost of upgrading Bank customer debit cards to incorporate EMV chip card technology.  Both already better align with our future strategies while controlling costs.  Data processing expense increased $105 thousand during 2018 as compared to 2017.  As we continue to expand this line item is expected to also increase.

As the pricing on many services, however, is based on number of accounts and the Bank fully expects those to increase with the growth from the newer offices and overall Bank growth. Overall, data processing expense for 2019 will be higher than 2018 with the addition of the six Indiana offices.

The FDIC assessment has a decreasing cost trend over the years shown. This line item speaks to the health of the Bank and the financial industry. The assessment for 2018 was down only $4 thousand from 2017 and the assessment for 2017 was down $77 thousand from 2016.

The last line items with significant variation in noninterest expense to discuss is “consulting fees” and “other general and administrative.” Two main events are behind the increase of $865 thousand in 2018 as compared to 2017 in this line item.  Both events incurred one-time costs which required the use of outside consultants.   First related to the use of an executive recruiter firm to conduct a search for a CEO due to an upcoming retirement.  The second related to the costs of researching, analyzing and negotiating possible mergers and acquisition opportunities.  The consulting fees were beneficial in both instances as a new CEO was hired and a merger was closed on January 1, 2019.  Consulting fees increased by $551.2 thousand in 2018 over 2017.  Acquisition costs incurred in 2018 total $742.1 thousand with expenses being recorded in multiple line items.  Though 2017 did not increase by as large an amount as 2016 had when compared to 2015, it was still an increase of $207 thousand. The two main reasons behind the increase in 2017 were the costs associated with listing on the NASDAQ stock market and the cost of offering the Insured Cash Sweep product.  Both of these costs have been previously explained along with the benefits that have been provided by incurring said costs.   Advertising and public relations increased also in 2018 by $129.9 thousand following an increase of $113 thousand in 2017. With the addition of new offices in both years behind the increases, 2019 is also expected to increase due to additional offices being added.  The Bank also celebrates the anniversary of office openings with a special event in each community.

Allowance for Credit Losses

Provision expense increased by $102 thousand for 2018 as compared to 2017 to account for the net charge-off activity of 2018.  Provision expense decreased by $899 thousand for 2017 due to the consistent strong asset quality of the Bank’s loan portfolio as evidenced by low levels of both net charge-offs and delinquencies.  Sustained strong asset quality kept the provision expense lower than the growth alone would have warranted. Provision expense increased by $496 thousand for 2016 in response to the significant growth for the period.  Net charge-offs were $417, $138 and $394 thousand for 2018, 2017 and $2016, respectively. The consumer portfolios had the highest levels of charge-off activity in 2018, 2017 and 2016 at $359, $263 and $310 thousand respectively.  Net charge offs in the consumer portfolio was $245, $161 and $223 thousand for 2018, 2017 and 2016 respectively.

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

Watch list loan balances are comprised of loans graded 5-8.  At yearend December 31, 2018 these loans totaled $7.9 million and were $13.3 million lower than December 31, 2017.  Grade 5 decreased $6.6 million in 2018 as compared to 2017 and Grade 6 decreased by $7.3 million in the same comparison.  Much of the decrease is represented by the payoff of two loan relationships in the Bank’s commercial real estate portfolio.  During 2018, one commercial real estate loan relationship was upgraded from a risk category of 6 to a risk category of 4 while one new commercial real estate loan relationship was added to the risk category 5.  Those associated loans are adequately secured by collateral.  These loan balances increased $800 thousand as of December 31, 2017 as compared to same date 2016. The largest increases occurring in the risk grade of 6. The loan grades of 5, which have the least likelihood of default decreased for 2017.

At December 31, 2018, 47.5% of the watch list was classified as special mention, with an additional 41.4% classified as substandard. A small 11.1% or $886 thousand of the $7.9 million watch list was classified as doubtful. At yearend 2017, 49.0% of the watch list was comprised of loans classified as special mention, with an additional 50.1% classified as substandard and the remaining 0.9% classified as doubtful. The large decreases in special mention and substandard were mainly driven by two loan relationships in the Bank’s commercial real estate portfolio.

Of the aggregate watch list loan balances, as of December 31, 2016, special mention accounted for 59.7% with substandard comprising 39.0% and doubtful accounting for the final 1.3%.

In response to these fluctuations and loan growth during 2016 through 2018, the Bank’s ALLL to outstanding loan coverage percentage changed to 0.80% as of December 31, 2018, 0.83% as of December 31, 2017, and 0.89% as of December 31, 2016.

The above indicators impacting ALLL are reviewed quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated.  These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and the ratio of watch list loans to capital, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators consist of more subjective data used to evaluate the potential for inherent losses in the Bank’s loan portfolio.  For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted.  At the end of each of 2016, 2017 and 2018, improvements were noted in unemployment figures.

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

The ACL decreased $46 thousand during 2018 while increased $94 thousand and $736 thousand during 2017 and 2016 respectively. The large increase in 2016 directly correlates to the large increase in loan balances and related unfunded commitments. With the improved asset quality, the metrics upon which the ACL is calculated did not support a larger increase in 2017 even though loan growth occurred. The percentage of ACL to the total loan portfolio was 0.92% as of December 31, 2016 and 0.86% as of December 31, 2017, and 0.83% as of December 31, 2018.   December 31, 2018 had the lowest loans past due 30+ day percentage at 0.09% in the last ten years. December 31, 2016 and 2017 were still at respectable lows of 0.23% and 0.13%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Federal Income Taxes

Federal income tax expense was approximately $2.0 million less for 2018 than 2017 as result of tax reform legislation under the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 and became effective for the Company’s 2018 fiscal year.  Effective tax rates were 17.75%, 28.95% and 28.53%, for 2018, 2017 and 2016 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $229, $413 and $468 thousand for 2018, 2017, and 2016, respectively. 2016 and 2017 included an increase into a higher tax bracket for income over $10 million. 2018 had a flat corporate tax rate of 21%.  One of the benefits from the establishment of the Captive subsidiary was a lower effective tax rate.

Material Changes in Financial Condition

The shifts in the balance sheet during 2018 and 2017 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by a decrease in the investment portfolio, growth in core deposits and growth in other borrowings generated in 2015 which had laddered maturities, that were then paid off in the following years.  $5 million of other borrowings were paid off in December of 2017 and 2018. Other assets increased $9.2 million in 2018 with $8.5 prefunded for the pending acquisition.  The cost of funds has been impacted by the increase of both interest bearing liabilities and the pressure on rates from competition for funds. Increased balances in non-interest bearing deposits aided in profitability also. Loan growth and a widened net interest margin contributed to improved profitability in 2018 and 2017, and the Company expects continued improvement through 2019.

Average earning assets increased in balances throughout 2018 and 2017. Newer offices have contributed the most towards new loan production.  Loan growth in both years was the main factor. 2016 had two offices open, one in each half of the year and operating fully throughout 2017.  An additional office opened in early 2018.

Securities

The investment portfolio is primarily used to provide overall liquidity for the Bank.  It is also used to provide required collateral for pledging to the Bank’s Ohio public depositors for amounts on deposit in excess of the FDIC coverage limits.  It may also be used to pledge for additional borrowings from third parties.  Investments are made with the above criteria in mind while still seeking a fair market rate of return and looking for maturities that fall within the projected overall strategy of the Bank. The possible need to fund future loan growth is also a consideration.

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

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2018	2017	2016
U.S. Treasury	$22,830	$20,978	$24,775
U.S. Government agencies	69,327	80,466	82,474
Mortgage-backed securities	36,262	39,510	48,461
State and local governments	40,028	55,444	62,817
	$168,447	$196,398	$218,527

The following table sets forth the maturities of investment securities as of December 31, 2018 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security.  Tax-equivalent adjustments, using a twenty-one percent rate, have been made in yields on obligations of state and political subdivisions.  Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$12,914	1.20%	$9,916	1.73%
U.S. Government agencies	12,179	1.30%	40,333	1.98%
Mortgage-backed securities	-	0.00%	1,382	2.53%
State and local governments	3,051	2.14%	13,570	2.07%
Taxable state and local governments	1,091	1.74%	1,936	2.44%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$-	0.00%	$-	0.00%
U.S. Government agencies	16,815	2.12%	-	0.00%
Mortgage-backed securities	3,347	2.12%	31,533	2.27%
State and local governments	16,612	1.85%	1,195	1.65%
Taxable state and local governments	2,573	4.05%	-	0.00%

As of December 31, 2018, the Bank did not hold a large block of any one investment security in excess of 10% of stockholders’ equity. The largest segment of holdings is in U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati at a cost of $3.7 million. This is required in order to obtain Federal Home Loan Bank loans.

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

The following table shows the Bank’s loan portfolio by category of loan as of December 31st of each year, excluding loans held for sale:

	(In Thousands)
Loans:	2018	2017	2016	2015	2014
Consumer Real Estate	$80,766	$83,620	$86,234	$88,189	$97,426
Agricultural Real Estate	68,609	64,073	62,375	57,277	50,560
Agricultural	108,495	95,111	84,563	82,654	74,611
Commercial Real Estate	419,784	410,520	377,481	322,762	270,188
Commercial and Industrial	121,793	126,275	109,256	100,125	100,126
Consumer	41,953	37,757	33,179	27,770	24,277
Industrial Development Bonds	5,889	6,415	5,732	6,491	4,698
	$847,289	$823,771	$758,820	$685,268	$621,886

The following table shows the maturity of loans as of December 31, 2018:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$4,226	$16,495	$60,045
Agricultural Real Estate	615	4,818	63,176
Agricultural	70,505	28,073	9,917
Commercial Real Estate	16,339	160,783	242,662
Commercial and Industrial	61,382	52,678	7,733
Consumer	5,211	27,369	9,373
Industrial Development Bonds	600	270	5,019
	$158,878	$290,486	$397,925

The following table presents the total of loans due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed	Variable
	Rate	Rate	Total
Consumer Real Estate	70,990	5,550	76,540
Agricultural Real Estate	55,357	12,637	67,994
Agricultural	37,164	826	37,990
Commercial Real Estate	283,622	119,823	403,445
Commercial and Industrial	54,218	6,193	60,411
Consumer	36,724	18	36,742
Industrial Development Bonds	5,289	-	5,289
	543,364	145,047	688,411

The following table summarizes the Company’s nonaccrual, past due 90 days or more and still accruing loans, and accruing troubled debt restructurings as of December 31 for each of the last five years:

	(In Thousands)
	2018	2017	2016	2015	2014
Non-accrual loans	$542	$1,003	$1,384	$2,041	$1,705
Accruing loans past due 90 days or more	-	-	-	-	-
Troubled Debt Restructurings, not included above	104	534	559	878	471
Total	$646	$1,537	$1,943	$2,919	$2,176

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates.  Interest income that would have been recorded under the original terms of these loans would have aggregated $99 thousand for 2018, $205.4 for 2017 and $116.1 thousand for 2016. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation.  A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $69 thousand for 2018, $57 thousand for 2017 and $64 thousand for 2016.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected.  The Bank had nonaccrual loan balances of $542 thousand at December 31, 2018 compared to balances of $1.0 and $1.4 million as of year-end 2017 and 2016. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2018, the Bank had $7.9 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties. At December 31, 2017, the Bank had $21.2 million of these loans. The decrease is largely attributed to the payoff of one relationship.  At December 31, 2016, the Bank had $20.4 million of these loans.  These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve at December 31, 2018 and 2017.

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

As of December 31, 2018, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $108.5 million with an additional $68.6 million in agricultural real estate loans these compared to $95.1 and $64.1 million respectively as of December 31, 2017.  The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2018, the Bank had $178.1 thousand of its loans that were classified as troubled debt restructurings, of which $74.4 thousand are included in non-accrual loans.  This compares to $0.7 million as of same date 2017 and 2016.

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

As presented in the table on the next page, charge-offs increased to $580 thousand for 2018.  61.9% of the charge-offs stemmed from the consumer related portfolios. Charge-offs were $288 thousand for 2017, $550 thousand for 2016, preceded by $1.0 million for 2015 and $778 thousand for 2014.  Recoveries were $163 thousand in 2018 compared to $150, $156, $557, and $298 thousand for 2017, 2016, 2015 and 2014, respectively. The net charge-offs for the last five years were all under $1 million. 2017 was the lowest at $138 thousand.

Higher provision expense was used to fund the ALLL for loan growth in 2014 and 2016. For 2015 and 2017, the provision was used to replenish the balance decreased by the net charge-off activity. Overall, the ALLL increased from $5.9 million at yearend 2014 to $6.8 million at yearend 2018. After adding the allowance for unfunded loan commitments, the ACL ended 2018 just over $7.0 million. As the ratios on the bottom of the following table show, the trends for each have continually improved over the five years shown. Asset quality and the ACL are both strong and emphasize the level of credit quality.

In reviewing the bigger picture of the allowance for credit loss, the years with the higher percentage of ACL to total nonperforming loans ratio account for the lower level of nonaccrual and watch list loans. This demonstrates the extended time period with which it has taken to achieve resolution and/or collection of these loans. 2014’s significant and continued loan growth since fourth quarter 2013 was the reason behind 2014’s higher balances as asset quality remained strong. The ratio of ACL to nonperforming loans increased significantly in 2014 which is why provision loan expense was lower in 2015 in comparison. The ACL to nonperforming loans for 2015 remained more than adequate and emphasizes the existing strong level of credit quality.  2018 did not warrant a large provision as the asset quality continued to strengthen.  Loan growth occurred, though not at the double-digit percentage increases of 2015 and 2016.

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	(In Thousands)
	2018	2017	2016	2015	2014
Loans	$846,374	$823,024	$758,094	$684,630	$621,467
Daily average of outstanding loans	$831,614	$783,140	$724,076	$627,194	$581,483
Allowance for Loan Losses - Jan 1	$6,868	$6,784	$6,057	$5,905	$5,194
Loans Charged off:
Consumer Real Estate	63	4	106	38	168
Agricultural Real Estate	-	-	-	-	-
Agricultural	-	-	21	-	-
Commercial Real Estate	16	21	93	143	229
Commercial and Industrial	142	-	20	536	-
Consumer	359	263	310	313	381
	580	288	550	1,030	778
Loan Recoveries:
Consumer Real Estate	18	13	28	41	34
Agricultural Real Estate	-	-	-	-	-
Agricultural	8	8	10	64	44
Commercial Real Estate	10	15	20	204	4
Commercial and Industrial	13	12	11	91	20
Consumer	114	102	87	157	196
	163	150	156	557	298
Net Charge Offs	417	138	394	473	480
Provision for loan loss	324	222	1,121	625	1,191
Acquisition provision for loan loss	-	-	-	-	-
Allowance for Loan & Lease Losses - Dec 31	6,775	6,868	6,784	6,057	5,905
Allowance for Unfunded Loan Commitments & Letters of Credit - Dec 31	274	227	217	208	207
Total Allowance for Credit Losses - Dec 31	$7,049	$7,095	$7,001	$6,265	$6,112
Ratio of net charge-offs to average Loans outstanding	0.05%	0.02%	0.05%	0.08%	0.08%
Ratio of the Allowance for Loan Loss to Nonperforming Loans	1249.57%	684.83%	490.39%	293.75%	346.30%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2018		2017		2016		2015		2014
	Amount		Amount		Amount		Amount		Amount
	(000's)%		(000's)%		(000's)%		(000's)%		(000's)%
Balance at End of Period Applicable To:
Consumer Real Estate	$247	9.48	$343	10.11	$316	11.33	$338	12.85	$537	15.68
Agricultural Real Estate	250	8.10	244	7.78	241	8.22	211	8.35	184	8.13
Agricultural	768	12.83	667	11.57	616	11.17	582	12.09	547	12.00
Commercial Real Estate	3,217	49.52	3,149	49.81	3,250	49.72	2,516	47.07	2,367	43.48
Commercial and Industrial	1,305	15.10	1,546	16.14	1,318	15.18	1,229	15.58	1,421	16.87
Consumer	484	4.97	441	4.59	394	4.38	337	4.06	323	3.84
Unallocated	504	0.00	478	0.00	649	0.00	844	0.00	526	0.00
Allowance for Loan & Lease Losses	$6,775	100.00	$6,868	100.00	$6,784	100.00	$6,057	100.00	$5,905	100.00
Off Balance Sheet Commitments	274		227		217		208		207
Total Allowance for Credit Losses	$7,049		$7,095		$7,001		$6,265		$6,112

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2018 are as follows:

(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$8,002	$10,987	$26,168	$49,065

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2018:
Average balance	$194,548	$313,785	$237,961	$183,512
Average rate	0.00%	1.05%	0.15%	1.38%
December 31, 2017:
Average balance	$180,129	$286,912	$232,668	$188,443
Average rate	0.00%	0.76%	0.14%	1.16%
December 31, 2016:
Average balance	$169,510	$207,057	$239,939	$194,753
Average rate	0.00%	0.61%	0.18%	0.99%

Liquidity

Liquidity remains adequate though down from prior years as the Bank has decreased the investment portfolio to fund loans. The Bank has access to $69 million of unsecured borrowings through correspondent banks and $73.7 million of unpledged securities which may be sold or used as collateral. The amount of unpledged securities decreased almost $20.9 million as compared to 2017. This was accomplished with utilizing Promontory’s ICS product to protect Ohio public fund depositors and commercial sweep customers with FDIC coverage rather than pledged securities. For the Bank, an additional $9.0 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $119.0 million available provided adequate collateral is pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities.  This is accomplished not only by immediate liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio.  The average aggregate balance of these assets was $195.2 for 2018, $206.3 for 2017 and $228.0 million for 2016. This represented 17.6%, 19.2% and 22.3% of total average assets, respectively.  Of the almost $155.5 million of debt securities in the Bank’s portfolio as of December 31, 2018, $29.0 million, or 18.6% of the portfolio, is expected to receive payments or mature in 2019. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

In addition to the Bank’s investment portfolio, the Company has $13.0 million held in the holding company’s investment portfolio. $260 thousand of those investments will mature or receive payments in the next twelve months. These funds provide liquidity to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company.  The Captive has also upstreamed dividends to the Company and is expected to continue annually as long as reserve levels are adequately provided for. This provides additional liquidity for Company activities.  The company sold securities in December 2018 to provide $8.5 million in cash for the preparation of the acquisition on January 1, 2019.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances increased in noninterest bearing deposits but decreased in all other categories as of December 31, 2018 compared to same date 2017. Average total savings balances increased $32.2 million in 2018 as compared to 2017.  Core deposit balances as of year-end 2017 increased in all categories with the exception of time deposits. Overall deposits increased an average of $76.9 million in 2017 and $47.1 million in 2016. The Bank also utilized Federal Funds purchased at times during 2016 through 2018. The average balance for 2018 was $1.4 million, for 2017 and 2016 was $2.2 million and $1.9 million respectively. During 2016, it was used heavily in the third quarter. The Bank is comfortable accessing these funds on a regular basis.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development.  The use of new funds for loans is measured by the loan to deposit ratio.  The Bank’s average loan to deposit ratio was 89.4% for 2018, 88.2% for 2017, and 87.9% for 2016. The Bank’s goal is for this ratio to be higher in the 80-90 percent range with loan growth being the driver.  The Bank ended the year 2018 at a 91.2% loan to deposit ratio.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity.  Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $32.2 million at December 31, 2018, $39.5 million at December 31, 2017, and $70.3 million at the end of 2016.  These accounts are used to provide a sweep product to the Bank’s commercial customers and for some term deposits.  As ICS was implemented, the sweep balances moved into interest bearing deposits and for yearend 2017 and 2018 the repurchase agreements are for term deposits only.

“Other borrowings” are also a source of funds.  Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati.  These funds are then used to provide loans in our community. The Bank utilized this funding source in December 2015 by borrowing $10 million. These remained consistent borrowings during 2016 and in December of 2017 and 2018 $5 million matured and was paid off each year.  At yearend 2018, all borrowings were paid off and this has increased the availability from this source of funds.

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

Contractual Obligations

Contractual Obligations of the Company totaled $213.6 million as of December 31, 2018.  Excluded from the chart is Federal Funds Purchased of $6.5 million which are immediately payable the next business day.  Time deposits represent contractual agreements for certificates of deposits held by its customers.  Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Securities sold under agreement to repurchase	$25,695	$22,135	$3,560	$-	$-
Time Deposits	187,413	88,388	72,497	25,974	554
Dividends Payable	-	-	-	-	-
Building Leases	531	90	183	164	94
Long Term Debt	-	-		-	-
Total	$213,639	$110,613	$76,240	$26,138	$648

Capital Resources

Stockholders’ equity was $143.3 million as of December 31, 2018 compared to $134.1 million at December 31, 2017. Dividends declared during 2018 were $0.56 per share totaling $5.1 million and dividends declared during 2017 were $0.50 per share totaling $4.6 million. Throughout 2018, the Company awarded 33,000 shares of restricted stock awards to 80 employees. During 2017, the Company awarded 32,000 shares of restricted stock to 74 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. On December 31, 2018 the Company held 1,114,739 shares in Treasury Stock and 93,940 unvested shares of restricted stock.   At yearend 2017, the Company held 1,134,120 shares in Treasury stock and 92,350 unvested shares of restricted stock. On January 18, 2019 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 500,000 shares of its outstanding common stock commencing January 18, 2019 and ending December 31, 2019. The Company has a history of approving a similar resolution to be in effect each year for at least the last five years.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios.  At December 31, 2018, the Bank had total risk-based capital ratio of 13.45%.  Core capital to risk-based asset ratio of 12.67% for the Bank, is well in excess of regulatory guidelines.  The Bank’s leverage ratio of 10.54% is also substantially in excess of regulatory guidelines.  Under Basel III, the common equity Tier 1 Capital to risk-weighted assets ratio is also well above the required 4.50% and the 6.50% well capitalized levels with the Bank at 12.67%.  As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) in 2018, the Company is no longer subject to regulatory capital ratio requirements as long as its total consolidating assets are less than $3.0 billion.  For further discussion and analysis of regulatory capital requirements, refer to Note 15 of the Audited Financial Statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate
4.39%	9.50%	Rising	3.00%	45,237	9.56%
4.21%	4.97%	Rising	2.00%	43,351	4.99%
4.03%	0.44%	Rising	1.00%	41,469	0.43%
4.01%	0.00%	Flat	0.00%	41,290	0.00%
3.78%	-5.59%	Falling	-1.00%	38,977	-5.60%
3.65%	-8.95%	Falling	-2.00%	37,588	-8.97%
3.49%	-12.98%	Falling	-3.00%	35,921	-13.00%

The shock chart currently shows a widening in net interest margin over the next twelve months in an increasing rate environment and a tightening in a falling rate environment.  Due to nine rate increases since December 2015, the model predicts an expansion in a rising rate environment. The 200 and 300 basis rising rates scenarios are predicted to expand the net interest margin and produce higher levels of net interest income. This would indicate that the assets yield is predicted to increase faster than the cost of funds will rise. The Bank continues to enhance its use of the software model and performs additional stress tests whose results management and the director’s review. The Bank also monitors and adjusts the assumptions for decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  Both directional changes are well within risk exposure guidelines.  The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

ITEM 8.  FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2018 and 2017.

Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flow for the years ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. (Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes to stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of
December 31, 2018, based on established in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.

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

BKD, LLP

We have served as the Company's auditor since 2014.

Fort Wayne, Indiana

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on Internal Control Over Financial Reporting

We have audited Farmers & Merchants Bancorp, Inc.'s (Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 27, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Definitions and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

BKD, LLP

Fort Wayne, Indiana

February 27, 2019

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

(000’s Omitted, Except Share Data)

	2018	2017
Assets
Assets
Cash and due from banks	$37,492	$33,480
Federal funds sold	873	987
Total cash and cash equivalents	38,365	34,467
Interest-bearing time deposits	4,019	4,018
Securities - available-for-sale	168,447	196,398
Other securities, at cost	3,679	3,679
Loans held for sale	495	1,221
Loans, net	839,599	816,156
Premises and equipment	22,612	21,617
Construction in progress	3	109
Goodwill	4,074	4,074
Mortgage servicing rights	2,385	2,299
Other real estate owned	600	674
Bank owned life insurance	14,884	14,523
Other assets	17,001	7,774
Total Assets	$1,116,163	$1,107,009
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$215,422	$199,114
Interest-bearing
NOW accounts	298,254	298,711
Savings	227,701	233,949
Time	187,413	187,566
Total deposits	928,790	919,340
Federal funds purchased and securities sold under agreement to repurchase	32,181	39,495
Federal Home Loan Bank (FHLB) advances	-	5,000
Dividend payable	1,379	1,193
Accrued expenses and other liabilities	10,526	7,844
Total liabilities	972,876	972,872

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 10,400,000 shares 12/31/18 and 12/31/17	10,823	11,546
Treasury stock - 1,114,739 shares 12/31/18, 1,134,120 shares 12/31/17	(12,409)	(12,160)
Retained earnings	147,887	136,577
Accumulated other comprehensive loss	(3,014)	(1,826)
Total stockholders' equity	143,287	134,137
Total Liabilities and Stockholders' Equity	$1,116,163	$1,107,009

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2018, 2017 and 2016

(000’s Omitted, Except Per Share Data)

	2018	2017	2016
Interest Income
Loans, including fees	$42,303	$37,195	$33,703
Debt securities:
U.S. Treasury and government agencies	2,478	2,480	2,373
Municipalities	1,095	1,193	1,437
Dividends	220	187	149
Federal funds sold and other	333	193	65
Total interest income	46,429	41,248	37,727
Interest Expense
Deposits	5,989	4,483	3,617
Federal funds purchased and securities sold under agreements to repurchase	503	497	458
Borrowed funds	80	147	148
Total interest expense	6,572	5,127	4,223
Net Interest Income Before Provision for Loan Losses	39,857	36,121	33,504
Provision for Loan Losses	324	222	1,121
Net Interest Income After Provision for Loan Losses	39,533	35,899	32,383
Noninterest Income
Customer service fees	5,935	5,609	6,118
Other service charges and fees	4,181	4,268	3,774
Net gain on sale of loans	757	811	888
Net gain (loss) on sale of available-for-sale securities	(9)	47	588
Total noninterest income	10,864	10,735	11,368
Noninterest Expense
Salaries and wages	13,760	12,613	11,620
Employee benefits	4,115	3,635	3,323
Net occupancy expense	1,757	1,489	1,459
Furniture and equipment	2,110	1,858	1,724
Data processing	1,318	1,213	1,409
Franchise taxes	954	902	878
ATM expense	1,340	1,173	1,210
Advertising	887	757	727
Net loss on sale of other assets owned	44	27	81
FDIC assessment	326	330	407
Mortgage servicing rights amortization	364	353	419
Consulting fees	928	377	336
Other general and administrative	4,318	4,004	3,838
Total noninterest expense	32,221	28,731	27,431
Income Before Income Taxes	18,176	17,903	16,320
Income Taxes	3,227	5,183	4,656
Net Income	$14,949	$12,720	$11,664

Basic and Diluted Earnings Per Share	$1.61	$1.38	$1.27
Dividends Declared	$0.56	$0.50	$0.46

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018, 2017 and 2016

(000’s Omitted)

	2018	2017	2016
Net Income	$14,949	$12,720	$11,664
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(1,058)	267	(2,721)
Reclassification adjustment for (gain) loss on sale of available-for-sale securities	9	(47)	(588)
Net unrealized gain (loss) on available-for-sale securities	(1,049)	220	(3,309)
Tax expense (benefit)	(220)	74	(1,125)
Other comprehensive income (loss)	(829)	146	(2,184)
Comprehensive Income	$14,120	$12,866	$9,480

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholder’s Equity

For the Years Ended December 31, 2018, 2017 and 2016

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2016	9,225,068	$12,086	$(12,389)	$120,188	$212	$120,097
Net income				11,664		11,664
Other comprehensive loss					(2,184)	(2,184)
Purchase of Treasury stock	(14,000)		(194)			(194)
Issuance of 32,300 shares of restricted stock (Net of Forfeitures - 1,546 Repurchases - 72)	30,682	(541)	316	178		(47)
Stock-based compensation expense		402				402
Cash dividends declared - $0.46 per share				(4,161)		(4,161)
Balance - December 31, 2016	9,241,750	$11,947	$(12,267)	$127,869	$(1,972)	$125,577
Net income				12,720		12,720
Other comprehensive income					146	146
Purchase of Treasury stock	(6,790)		(196)			(196)
Issuance of 32,000 shares of restricted stock (Net of Forfeitures - 1,080)	30,920	(908)	303	570		(35)
Stock-based compensation expense		507				507
Cash dividends declared - $0.50 per share				(4,582)		(4,582)
Balance - December 31, 2017	9,265,880	$11,546	$(12,160)	$136,577	$(1,826)	$134,137
Adoption of ASU 2017-08, cumulative effect				(30)		(30)
Balance - December 31, 2017, adjusted	9,265,880	11,546	(12,160)	136,547	(1,826)	134,107
Net income				14,949		14,949
Other comprehensive loss					(829)	(829)
Adoption of ASU 2018-02				359	(359)	-
Purchase of Treasury stock	(10,999)		(490)			(490)
Issuance of 33,000 shares of restricted stock (Net of Forfeitures - 2,620)	30,380	(1,468)	241	1,174		(53)
Stock-based compensation expense		745				745
Cash dividends declared - $0.56 per share				(5,142)		(5,142)
Balance - December 31, 2018	9,285,261	$10,823	$(12,409)	$147,887	$(3,014)	$143,287

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(000’s Omitted)

	2018	2017	2016
Cash Flows from Operating Activities
Net income	$14,949	$12,720	$11,664
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,717	1,613	1,464
Amortization of available-for-sale securities, net	957	1,106	1,146
Amortization of servicing rights	364	353	419
Amortization of core deposit intangible	167	245	323
Stock-based compensation expense	745	507	402
Deferred income taxes	472	21	55
Provision for loan loss	324	222	1,121
Gain on sale of loans held for sale	(757)	(811)	(888)
Originations of loans held for sale	(51,807)	(57,391)	(66,014)
Proceeds from sale of loans held for sale	51,381	59,520	63,988
Loss on sale of other assets owned	44	27	81
(Gain) loss on sales of available-for-sale securities	9	(47)	(588)
Change in other assets and other liabilities, net	(6,423)	1,173	(743)
Net cash provided by operating activities	12,142	19,258	12,430
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	29,691	23,064	41,825
Sales	10,081	13,562	85,723
Purchases	(13,866)	(15,335)	(114,819)
Change in interest-bearing time deposits	1	(2,103)	(1,915)
Proceeds from sales of other assets owned	112	21	41
Additions to premises and equipment	(2,612)	(1,794)	(2,406)
Loan originations and principal collections, net	(23,341)	(67,197)	(72,639)
Net cash provided by (used in) investing activities	66	(49,782)	(64,190)
Cash Flows from Financing Activities
Net change in deposits	9,450	77,137	70,864
Net change in federal funds purchased and securities sold under agreements to repurchase	(7,314)	(30,829)	(8,491)
Repayment of FHLB advances	(5,000)	(5,000)	-
Purchase of Treasury stock	(490)	(196)	(194)
Cash dividends paid on common stock	(4,956)	(4,443)	(4,115)
Net cash provided by (used in) financing activities	(8,310)	36,669	58,064
Net Increase in Cash and Cash Equivalents	3,898	6,145	6,304
Cash and Cash Equivalents - Beginning of Year	34,467	28,322	22,018
Cash and Cash Equivalents - End of Year	$38,365	$34,467	$28,322
Supplemental Information
Cash paid during the year for:
Interest	$6,472	$5,064	$4,151
Income taxes	$3,107	$5,102	$5,012
Noncash investing activities:
Transfer of loans to other real estate owned	$68	$59	$419

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016

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

Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $12.6 million for December 31, 2018 and it was $11.4 million for December 31, 2017.  The Company and its subsidiaries maintain cash balances with high quality credit institutions.  At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 1 – Summary of Significant Accounting Policies (Continued)

Securities

Debt securities are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss).  Net realized gains and losses on securities available for sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Gains and losses on sales of securities are determined on the specific-identification method.

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

Other Securities

Other Securities is the Federal Home Loan Bank of Cincinnati stock which is held to enable the Bank to conduct business with the entity. The Federal Home Loan Bank sells and purchases their stock at par.  The Federal Home Loan Bank of Cincinnati stock is carried at cost and held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.  The Federal Home Loan Bank of Cincinnati is evaluated for impairment as conditions warrant.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 1 – Summary of Significant Accounting Policies (Continued)

experience adjusted for qualitative factors. The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and agricultural loans by either the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually. If

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 1 – Summary of Significant Accounting Policies (Continued)

possible impairment is likely, the Bank will utilize the assistance of an independent third party for impairment and any such impairment is recognized in the period identified. Periodically the Bank will have an independent third party assess the possibility of impairment of Goodwill. Such an assessment was performed as of September 30, 2017. The goodwill impairment analysis consisted of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting unity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350. The engagement would have expanded to the second step goodwill impairment valuation if necessary; however, the findings showed the second step was not warranted. The analysis confirmed no impairment was likely.  In quantitative testing done in 2018, the excess fair value of capital was $58.5 million or 51.1% over the carrying value and was over fourteen times the value of the goodwill being carried Therefore, the Bank concluded it is unlikely impairment of Goodwill has occurred from the goodwill established from the Bank’s acquisition which occurred on December 31, 2007.

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus the estimated costs to sell.  Foreclosed real estate is classified as other real estate owned.  The net loss from operations of foreclosed real estate held for sale is reported in non-interest expense. At December 31, the Bank’s holding of other real estate owned totaled $600 thousand and approximately $674 thousand for 2018 and 2017, respectively.

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

Revenue Recognition

Accounting Standards Codification 606, “Revenue from Contracts with Customer” (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Revenue generated from financial instruments, including loans and investment securities, are not included within the scope of ASC 606.  The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 1 – Summary of Significant Accounting Policies (Continued)

are within scope of the amendments.  Revenue-generating activities that are within the scope of ASC 606 that are presented as non-interest income in the Company’s consolidated statements of income include:

o

Customer service fees – these include miscellaneous service fees and transaction-based fees charged for certain services, such as debit card or credit card.  Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

o

Other service charges and fees – these include service fees charged for deposit account maintenance and activity along with transaction-based fees charged for certain services, such as overdraft activities, returned check charges and wire transfers.   Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2018 and 2017.  With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2015.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 1 – Summary of Significant Accounting Policies (Continued)

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

The company adopted ASU 2018-02 on January 1, 2018 and elected to reclassify the income tax effects of the Tax Cuts and Job Act from AOCI to retained earnings.  The reclassification increased retained earnings and decreased AOCI by $359 thousand, with zero net effect on total stockholder’s equity.

The components of other comprehensive income (loss) and related tax effects are as follows:

	(In Thousands)
	2018	2017	2016
Net unrealized gain (loss) on available-for-sale securities	$(1,058)	$267	$(2,721)
Reclassification adjustment for (gain) loss on sale of available-for-sale securities	9	(47)	(588)
Net unrealized gain (loss) on available-for-sale securities	(1,049)	220	(3,309)
Tax expense (benefit)	(220)	74	(1,125)
Other comprehensive income (loss)	$(829)	$146	$(2,184)

Reclassification

Certain amounts in the 2017 and 2016 consolidated financial statements have been reclassified to conform with the 2018 presentation.  These reclassifications had no effect on net income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 1 – Summary of Significant Accounting Policies (Continued)

the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016.  The Company has adopted ASU 2014-09 on January 1, 2018 and ASU did not have a significant impact on its financial statements.  Several of the Company’s revenue streams were reviewed as a result of the standard.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in a accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material impact on the consolidated financial statement.  The Bank’s equity securities are membership stocks in the Federal Home Loan Bank and are thereby excluded from fair value pricing.  For exit pricing on loans, the company used recent Merger and Acquisition Transaction Metrics compiled by S&P Global Market Intelligence for the second half of 2017.  This provided the credit mark to be used along with the fair value adjustment based on the yield metrics of the portfolio.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted.  Based on an initial analysis, the Company expects to record a right of use asset and corresponding liability in the amount of approximately $500 thousand.

In June 2016, FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities).  Early application will be permitted for all

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 1 – Summary of Significant Accounting Policies (Continued)

organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has contracted with an external advisor and has formed a committee to determine the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results. The Company is in the early stages of CECL conversion analysis with use of a third party service provider.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and other (Topic 350) – Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material impact on its financial statements, as goodwill testing has been completed annually without any impairment concerns.

In March 2017, the FASB issued ASU No. 2017-08 “Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debit Securities.” These amendments shorten the amortization period for certain callable debit securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this standard January 1, 2018.  The impact of just over $30 thousand of accelerated amortization expense was recorded as an adjustment to beginning retained earnings.  This will not alter the Bank or Company’s well capitalized status.  The Bank’s Municipal Tax-Exempt category of securities was the only category affected by the adoption.

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendments allow for the reclassification of stranded tax effects in accumulated other comprehensive income (AOCI) an option rather than a requirement; however, disclosure is required if not elected.  The reclassification from accumulated other comprehensive income to retained earnings results from the newly enacted federal corporate income tax rate resulting from the Tax Cuts and Job Acts signed by President Trump in December 2017.  The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate of

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 1 – Summary of Significant Accounting Policies (Continued)

21%.  Entities will have an option to adopt the standard retrospectively or in the period of adoption.  The Company has adopted this standard on January 1, 2018 and reclassified approximately $359 thousand into retained earnings.

In March 2018, the FASB issued No. ASU 2018-05 “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.”  These amendments add SEC guidance to the FASB Accounting Standards Codification regarding the Tax Cuts and Jobs Act pursuant to the issuance of SAB 118.  The amendments were effective upon addition to the FASB Codification.  The adoption did not have an impact on the Company.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  These amendments expand the scope of Topic 718, Compensation – Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.  The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees.  The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.  At this time, the Company has adopted as of December 31, 2018 and does not recognize the existence of any non-employee relationships involving share-based payments.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 will be effective until years beginning after December 15, 2019, with early adoption permitted.  The Company is in the process of evaluating and does not expect ASU 2018-13 to have a material impact on its accounting disclosures.

Note 2 – Business Combination & Asset Purchase

The Company recognized core deposit intangible assets of $1.17 million with the purchase of the Custar office on December 13, 2013.  This is being amortized over an estimated remaining economic useful life of the deposits of 7 years on a straight line basis. The core deposit intangible is included in other assets on the consolidated balance sheets.

The amortization expense for the years ended December 31, 2018, 2017 and 2016 was $167, $245, and $323 thousand, respectively.

Amortization expense of the core deposit intangible assets remaining is as follows:

Custar
2019	$167
2020	161
Total	$328

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016

Note 3 - Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2018
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$23,078	$6	$(254)	$22,830
U.S. Government agencies	71,235	2	(1,910)	69,327
Mortgage-backed securities	37,342	62	(1,142)	36,262
State and local governments	40,608	225	(805)	40,028
Total available-for-sale securities	$172,263	$295	$(4,111)	$168,447

	(In Thousands)
	2017
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$21,219	$-	$(241)	$20,978
U.S. Government agencies	82,198	-	(1,732)	80,466
Mortgage-backed securities	40,236	64	(790)	39,510
State and local governments	55,512	437	(505)	55,444
Total available-for-sale securities	$199,165	$501	$(3,268)	$196,398

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
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

Information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2018
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(254)	$20,861
U.S. Government agencies	-	-	(1,910)	64,727
Mortgage-backed securities	(4)	697	(1,138)	30,347
State and local governments	(22)	3,254	(783)	29,413
Total available-for-sales securities	$(26)	$3,951	$(4,085)	$145,348

	2017
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(36)	$6,924	$(205)	$14,054
U.S. Government agencies	(314)	27,328	(1,418)	53,139
Mortgage-backed securities	(70)	7,149	(720)	28,080
State and local governments	(205)	24,999	(300)	11,567
Total available-for-sales securities	$(625)	$66,400	$(2,643)	$106,840

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 3 – Securities (Continued)

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $10.1, $13.6, and $85.7 million for 2018, 2017, and 2016 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2018	2017	2016
Gross realized gains	$51	$58	$598
Gross realized losses	(60)	(11)	(10)
Net realized gains (losses)	$(9)	$47	$588
Tax expense (benefit) related to net realized gains (losses)	$(2)	$16	$200

The net realized gain (loss) on sales and related tax expense (benefit) is a reclassification out of accumulated other comprehensive income (loss). The net realized gain (loss) is included in net gain (loss) on sale of securities available-for-sale and the related tax expense (benefit) is included in income taxes in the consolidated statements of income.

The amortized cost and fair value of debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$29,477	$29,235
After one year through five years	67,009	65,755
After five years through ten years	37,154	36,000
After ten years	1,281	1,195
Total	$134,921	$132,185
Mortgage-backed securities	37,342	36,262
Total	$172,263	$168,447

Investments with a carrying value and fair value of $81.8 million at December 31, 2018 and $82.9 million at December 31, 2017 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati stock as of December 31, 2018 and 2017.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016

Note 4 - Loans

The Company had $495 thousand in loans held for sale at December 31, 2018 as compared to $1.2 million in loans held for sale at December 31, 2017.

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2018	2017
Consumer Real Estate	$80,766	$83,620
Agricultural Real Estate	68,609	64,073
Agricultural	108,495	95,111
Commercial Real Estate	419,784	410,520
Commercial and Industrial	121,793	126,275
Consumer	41,953	37,757
Industrial Development Bonds	5,889	6,415
	$847,289	$823,771
Less: Net deferred loan fees and costs	(915)	(747)
	846,374	823,024
Less: Allowance for loan losses	(6,775)	(6,868)
Loans - Net	$839,599	$816,156

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

The following is a maturity schedule by major category of loans at December 31, 2018:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Consumer Real Estate	$4,226	$16,495	$60,045	$80,766
Agricultural Real Estate	615	4,818	63,176	68,609
Agricultural	70,505	28,073	9,917	108,495
Commercial Real Estate	16,339	160,783	242,662	419,784
Commercial and Industrial	61,382	52,678	7,733	121,793
Consumer	5,211	27,369	9,373	41,953
Industrial Development Bonds	600	270	5,019	5,889
	$158,878	$290,486	$397,925	$847,289

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2018:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$35,174	$45,592
Agricultural Real Estate	49,717	18,892
Agricultural	37,053	71,442
Commercial Real Estate	265,197	154,587
Commercial and Industrial	45,934	75,859
Consumer	37,487	4,466
Industrial Development Bonds	5,889	-

Industrial Development Bonds are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2018 and 2017, net of deferred loan fees and costs:

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$342	$24	$254	$620	$79,612	$80,232	$-
Agricultural Real Estate	-	-	-	-	68,588	68,588	-
Agricultural	-	-	-	-	108,616	108,616	-
Commercial Real Estate	-	-	-	-	419,131	419,131	-
Commercial and Industrial	-	-	-	-	127,752	127,752	-
Consumer	85	24	8	117	41,938	42,055	-
Total	$427	$48	$262	$737	$845,637	$846,374	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$565	$212	$113	$890	$82,310	$83,200	$-
Agricultural Real Estate	-	-	101	101	63,943	64,044	-
Agricultural	-	-	-	-	95,238	95,238	-
Commercial Real Estate	-	-	38	38	409,915	409,953	-
Commercial and Industrial	-	42	-	42	132,745	132,787	-
Consumer	34	2	7	43	37,759	37,802	-
Total	$599	$256	$259	$1,114	$821,910	$823,024	$-

The following table presents the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2018 and December 31, 2017:

	(In Thousands)
	2018	2017
Consumer Real Estate	$462	$708
Agricultural Real Estate	-	101
Agriculture	-	-
Commercial Real Estate	-	38
Commercial and Industrial	72	149
Consumer	8	7
Total	$542	$1,003

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.
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
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

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
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

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

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2018 and December 31, 2017.

	(In Thousands)
	Agricultural Real Estate		Agricultural		Commercial Real Estate		Commercial and Industrial		Industrial Development Bonds
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
1-2	$4,442	$4,143	$5,753	$6,558	$4,698	$1,244	$3,199	$9,205	$-	$-
3	14,118	15,244	38,852	37,267	64,341	32,498	16,284	15,277	3,135	3,489
4	49,596	43,416	63,380	51,312	346,072	359,600	100,644	99,581	2,754	2,926
5	422	1,125	631	101	2,171	7,758	308	1,381	-	-
6	10	116	-	-	1,849	8,853	542	817	-	-
7	-	-	-	-	-	-	886	111	-	-
8	-	-	-	-	-	-	-	-	-	-
Total	$68,588	$64,044	$108,616	$95,238	$419,131	$409,953	$121,863	$126,372	$5,889	$6,415

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2018 and December 31, 2017.

	(In Thousands)
	Consumer Real Estate
	2018	2017
Grade
Pass	$79,121	$82,300
Special mention (5)	232	-
Substandard (6)	879	820
Doubtful (7)	-	80
Total	$80,232	$83,200

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

	(In Thousands)
	Consumer - Credit Card		Consumer - Other
	2018	2017	2018	2017
Performing	$3,909	$4,108	$38,073	$33,666
Nonperforming	19	-	54	28
Total	$3,928	$4,108	$38,127	$33,694

Information about impaired loans as of and for the years ended December 31, 2018 and 2017 are as follows:

	(In Thousands)
	2018	2017
Impaired loans without a valuation allowance	$1,808	$1,131
Impaired loans with a valuation allowance	246	614
Total impaired loans	$2,054	$1,745
Valuation allowance related to impaired loans	$31	$106
Total non-accrual loans	$542	$1,003
Total loans past-due ninety days or more and still accruing	$-	$-

	(In Thousands)
	2018	2017	2016
Average investment in impaired loans	$1,958	$1,885	$1,802
Interest income recognized on impaired loans	$69	$57	$64
Interest income recognized on a cash basis on impaired loans	$17	$23	$27

Additional funds of $7 thousand are committed to be advanced in connection with impaired loans.

The Bank had approximately $178 thousand and $0.7 million of its impaired loans classified as troubled debt restructured as of December 31, 2018 and December 31, 2017.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

The following table represents the years ended December 31, 2018 and 2017.

December 31, 2018				December 31, 2017
		(In thousands)				(In thousands)
Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial and Industrial	-	-	-	Commercial and Industrial	1	38	38

For the years ended December 31, 2018 and 2017, there were no TDR’s that subsequently defaulted after modification.

For the Bank’s impaired TDR loans, the Bank may utilize a measurement incorporating the present value of expected future cash flows discounted at the loan's effective rate of interest or the fair value of collateral if the loan is collateral dependent.  To determine the fair value of collateral, collateral asset values securing an impaired loan are periodically evaluated. Maximum time of re-evaluation is every 12 months for chattels and titled vehicles and every two years for real estate.  In this process, third party evaluations are obtained and heavily relied upon. Until such time that updated appraisals are received, the Bank may discount the collateral value used.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

The following tables present loans individually evaluated for impairment by portfolio class of loans as of December 31, 2018 and 2017:

	(In Thousands)
2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$583	$583	$-	$562	$31	$17
Agricultural Real Estate	-	-	-	17	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	194	194	-	198	11	-
Commercial and Industrial	1,031	1,031	-	438	25	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	174	174	26	158	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	-	-	-	140	-	-
Commercial and Industrial	72	72	5	445	2	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$757	$757	$26	$720	$31	$17
Agricultural Real Estate	$-	$-	$-	$17	$-	$-
Agricultural	$-	$-	$-	$-	$-	$-
Commercial Real Estate	$194	$194	$-	$338	$11	$-
Commercial and Industrial	$1,103	$1,103	$5	$883	$27	$-
Consumer	$-	$-	$-	$-	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

	(In Thousands)
2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$495	$495	$-	$911	$30	$21
Agricultural Real Estate	101	101	-	123	-	-
Agricultural	-	-	-	27	-	-
Commercial Real Estate	202	202	-	51	1	-
Commercial and Industrial	333	333	-	85	2	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	80	80	21	88	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	423	423	46	486	24	2
Commercial and Industrial	111	111	39	114	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$575	$575	$21	$999	$30	$21
Agricultural Real Estate	$101	$101	$-	$123	$-	$-
Agricultural	$-	$-	$-	$27	$-	$-
Commercial Real Estate	$625	$625	$46	$537	$25	$2
Commercial and Industrial	$444	$444	$39	$199	$2	$-
Consumer	$-	$-	$-	$-	$-	$-

As of December 31, 2018 the Company had $61 thousand of foreclosed residential real estate property obtained by physical possession and $278 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $25 thousand of foreclosed residential real estate property obtained by physical possession and $55 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions as of December 31, 2017.

The ALLL has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2018	2017	2016
Allowance for Loan Losses
Balance at beginning of year	$6,868	$6,784	$6,057
Provision for loan loss	324	222	1,121
Loans charged off	(580)	(288)	(550)
Recoveries	163	150	156
Balance at ending of year	$6,775	$6,868	$6,784
Allowance for Unfunded Loan Commitments & Letters of Credit	$274	$227	$217
Total Allowance for Credit Losses	$7,049	$7,095	$7,001

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

The Company segregates its Allowance for Loan and Lease Losses (ALLL) into two reserves:  The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC).  When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The AULC is reported within other liabilities on the balance sheet while the ALLL is netted within the loans on the consolidated balance sheet.  The ACL presented above represents the full amount of reserves available to absorb possible credit losses.

The following table breaks down the activity within ALLL for each loan portfolio segment and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

Additional analysis related to the allowance for credit losses as of December 31, 2018 and 2017 is as follows:

	(In Thousands)
2018	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$343	$244	$667	$3,149	$1,546	$441	$227	$478	$7,095
Charge Offs	(63)	-	-	(16)	(142)	(359)	-	-	(580)
Recoveries	18	-	8	10	13	114	-	-	163
Provision (Credit)	(51)	6	93	74	(112)	288	-	26	324
Other Non-interest expense related to unfunded	-	-	-	-	-	-	47	-	47
Ending Balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Ending balance: individually evaluated for impairment	$26	$-	$-	$-	$5	$-	$-	$-	$31
Ending balance: collectively evaluated for impairment	$221	$250	$768	$3,217	$1,300	$484	$274	$504	$7,018
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$80,232	$68,588	$108,616	$419,131	$127,752	$42,055	$-	$-	$846,374
Ending balance: individually evaluated for impairment	$757	$-	$-	$194	$1,103	$-	$-	$-	$2,054
Ending balance: collectively evaluated for impairment	$79,475	$68,588	$108,616	$418,937	$126,649	$42,055	$-	$-	$844,320

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 4 – Loans (Continued)

	(In Thousands)
2017	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$316	$241	$616	$3,250	$1,318	$394	$217	$649	$7,001
Charge Offs	(4)	-	-	(21)	-	(263)	-	-	(288)
Recoveries	13	-	8	15	12	102	-	-	150
Provision (Credit)	18	3	43	(95)	216	208	-	(171)	222
Other Non-interest expense related to unfunded	-	-	-	-	-	-	10	-	10
Ending Balance	$343	$244	$667	$3,149	$1,546	$441	$227	$478	$7,095
Ending balance: individually evaluated for impairment	$21	$-	$-	$46	$39	$-	$-	$-	$106
Ending balance: collectively evaluated for impairment	$322	$244	$667	$3,103	$1,507	$441	$227	$478	$6,989
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$83,200	$64,044	$95,238	$409,953	$132,787	$37,802	$-	$-	$823,024
Ending balance: individually evaluated for impairment	$575	$101	$-	$625	$444	$-	$-	$-	$1,745
Ending balance: collectively evaluated for impairment	$82,625	$63,943	$95,238	$409,328	$132,343	$37,802	$-	$-	$821,279

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016

Note 5 - Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2018	2017
Land	$5,917	$5,892
Buildings (useful life 15-39 years)	24,489	23,977
Furnishings (useful life 3-15 years)	15,203	13,351
	45,609	43,220
Less: Accumulated depreciation	(22,997)	(21,603)
Premises and Equipment (Net)	$22,612	$21,617

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 amounted to $1.7, $1.6, and $1.5 million, respectively.

Construction in progress of $3 thousand as of December 31, 2018 related to environmental and foundation study expenses incurred for new construction in Fort Wayne, Indiana to be opened in 2019.  Construction in progress of $109 thousand as of December 31, 2017 represented remodeling expenses incurred for the Findlay office opened in first quarter 2018.

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of loans serviced for others were $289.2 and $288.6 million at December 31, 2018 and 2017, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2018 and 2017, was $2.4 and $2.3 million, respectively.  The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income.

The fair market value of the capitalized servicing rights as of December 31, 2018 and 2017 was $3.3 million and $3.1 million, respectively.  The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions.  An average constant prepayment rate of 8.9% and 10.4% were utilized for 2018 and 2017, respectively.  All stratums showed positive values compared to carrying value using a discount yield of 6.60% for 2018 and 6.07% for 2017.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2018	2017
Beginning Year	$2,299	$2,192
Capitalized Additions	450	460
Amortization	(364)	(353)
Valuation Allowance	-	-
End of Year	$2,385	$2,299

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016

Note 7 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2018	2017
Time deposits under $250,000	$165,528	$165,866
Time deposits of $250,000 or more	21,885	21,700
	$187,413	$187,566

At December 31, 2018 the scheduled maturities for time deposits are as follows:

(In Thousands)
2019	$88,388
2020	44,517
2021	27,980
2022	16,070
2023	9,904
Thereafter	554
$187,413

Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2018 and 2017 securities with a market value of $34.9 million and $35.9 million, respectively, were pledged to secure the repurchase agreements.  The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s Federal Funds purchased.

	Daily Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2018	$806	1.04%	$819	$1,026	1.12%
2017	$6,145	1.19%	$14,929	$10,253	0.96%

	Term CD's Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2018	$24,889	2.00%	$24,889	$23,793	1.87%
2017	$22,925	1.97%	$22,925	$21,172	1.81%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Continued)

The Company had $6.5 and $10.4 million of Federal Funds Purchased as of December 31, 2018 and December 31, 2017 respectively. The $25.7 million in Securities Sold Under Agreements to Repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements and the collateral pledged as of December 31, 2018.

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$6,486				$6,486
Repurchase agreements
US Treasury & agency securities	806			24,889	25,695
Total	$7,292	$-	$-	$24,889	$32,181

Note 9 - Federal Home Loan Bank Advances

Long term debit consists of various loans from the Federal Home Loan Bank.   Repayment structures vary, ranging from monthly installments, annual payments or upon maturity.  Interest payments are due monthly. Total borrowings were $0.0 million and $5.0 million for December 31, 2018 and 2017, respectively. The advances were secured by $14.9 and $17.3 million of mortgage loans as of December 31, 2018 and 2017, respectively under a blanket collateral agreement.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank.

The Bank had access to $69 million unsecured borrowings through correspondent banks as of both December 31, 2018 and December 31, 2017.  $73.7 million and $94.6 million at the end of the same time periods, respectively, were unpledged securities which could be sold or used as collateral.  An additional $9.0 million at December 31, 2018, and $5.7 million at December 31, 2017, were available from the Federal Home Loan Bank based on current pledging, with up to $119.0 million and $116.8 million, respectively, available provided adequate collateral is pledged.

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

As stated above, as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. We recognized a net tax benefit related to the remeasurement of our deferred tax assets and liabilities totaling $8 thousand in 2017.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 10 – Federal Income Taxes (Continued)

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2018	2017	2016
Current:
Federal	$2,755	$5,162	$4,601
Deferred:
Federal	472	29	55
Federal - impact of enacted changes in tax law	-	(8)	-
	$3,227	$5,183	$4,656

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2018	2017	2016
Income tax at statutory rates	$3,758	$6,045	$5,521
Decrease resulting from:
Tax exempt interest	(220)	(413)	(468)
Adjustment of deferred taxes for enacted changes in tax law	-	(8)	-
Section 831 deduction	(236)	(318)	(351)
Change in other	(75)	(123)	(46)
	$3,227	$5,183	$4,656

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2018	2017
Deferred Tax Assets:
Allowance for loan losses	$1,444	$1,464
Other	505	399
Net unrealized loss on available-for-sale securities	802	581
Total deferred tax assets	2,751	2,444
Deferred Tax Liabilities:
Accreted discounts on bonds	29	55
FHLB stock dividends	462	462
Mortgage servicing rights	508	490
Other	1,751	1,185
Total deferred tax liabilities	2,750	2,192
Net Deferred Tax Asset	$1	$252

Note 11 - Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $1.1 million, $972 thousand and $877 thousand for 2018, 2017 and 2016, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 11 – Employee Benefit Plans (Continued)

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 33,000 shares of restricted stock were issued to 80 employees during 2018, 32,000 shares of restricted stock were issued to 74 employees during 2017 and 32,300 shares of restricted stock were issued to 74 employees during 2016. Under the plan, the shares vest 100% in three years.  During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 2,620, 1,080, and 1,546 forfeited during 2018, 2017 and 2016, respectively. During 2017, one employee retired and received 640 shares from the shares awarded in 2014, 2015 and 2016. During 2016, due to retirement, four employees received 2,394 shares from awards granted in 2013, 2014 and 2015.  During 2018, 28,790 shares awarded in 2015 were 100% vested and 56 employees received the stock.  During 2017, 24,230 shares awarded in 2014, were vested 100% and 52 employees received the stock.  During 2016, 20,050 shares awarded in 2013, were vested 100% and 45 employees received the stock. Compensation expense applicable to the restricted stock awards totaled $745 thousand, $507 thousand and $402 thousand for the years ending December 31, 2018, 2017 and 2016, respectively.

The table below summarizes the details of the restricted shares issued, vested, and forfeited for the years ending December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Number of Employees	Number of Shares	Number of Employees	Number of Shares	Number of Employees
Restricted shares issued	33,000	80	32,000	74	32,300	74
Restricted shares vested	28,790	56	24,230	52	20,050	45
Restricted shares awarded due to retirement	-	-	640	1	2,394	4
Restricted shares forfeited	2,620	5	1,080	2	1,546	2

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	92,350	19.17	86,300	14.10	77,990	12.46
Granted	33,000	44.63	32,000	27.79	32,300	16.01
Vested	(28,790)	13.18	(24,870)	12.81	(22,444)	11.16
Forfeited	(2,620)	44.04	(1,080)	37.06	(1,546)	15.77
Nonvested, end of period	93,940	29.87	92,350	19.17	86,300	14.10

As of December 31, 2018, there was $1.9 million of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016

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

The table below presents basic and diluted earnings per share for the years ended December 31, 2018, 2017, and 2016.

	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Earnings per share
Net income	$14,949	$12,720	$11,664
Less: distributed earnings allocated to participating securities	(52)	(45)	(37)
Less: undistributed earnings allocated to participating securities	(98)	(77)	(64)
Net earnings available to common shareholders	$14,799	$12,598	$11,563
Weighted average common shares outstanding including participating securities	9,272,964	9,250,825	9,224,230
Less: average unvested restricted shares	(93,000)	(88,664)	(79,964)
Weighted average common shares outstanding	9,179,964	9,162,161	9,144,266
Basic and diluted earnings per share	$1.61	$1.38	$1.27

Note 13 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $1.5 million and $1.5 million at December 31, 2018 and 2017, respectively. Two new loans were approved during 2018 of which no additional borrowings were utilized.  During 2018, subsequent advances totaled $9.4 million and payments of $9.5 million were received.  The difference in related borrowings amounted to $45 thousand, net decrease.  Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2018 and 2017, amounted to $26.1 million and $23.4 million, respectively.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 14 – Off Balance Sheet Activities (Continued)

The Bank's exposure to credit loss is represented by the contractual amount of these commitments.  The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2018 and 2017 was $274 thousand and $227 thousand, respectively.

At December 31, 2018 and 2017, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2018	2017
Commitments to extend credit	$267,166	$237,774
Credit card arrangements	20,993	20,184
Standby letters of credit	691	791

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
December 31, 2018, 2017, 2016
Note 15 – Minimum Regulatory Capital Requirements (Continued)

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).  The capital conservation buffer was 1.875% at December 31, 2018. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes, as of December 31, 2018, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2018 the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Tier 1 and Tier I leverage ratios as disclosed in the table to follow.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The following tables present actual and required capital ratios as of December 31, 2018 and December 31, 2017 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 and December 31, 2017. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 15 – Minimum Regulatory Capital Requirements (Continued)

The Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2018 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets) Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Farmers & Merchants State Bank	114,978	12.67%	40,834	4.50%	58,983	6.50%
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Farmers & Merchants State Bank	122,027	13.45%	72,594	8.00%	90,743	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Farmers & Merchants State Bank	114,978	12.67%	54,446	6.00%	72,594	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets) Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Farmers & Merchants State Bank	114,978	10.54%	43,644	4.00%	54,555	5.00%

With the enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act on May 24, 2018, the Company is no longer required to file the FR Y-9C consolidated financial statements for holding companies but will file the FR Y-9SP parent company only financial statements for small holding companies.  As a result, the consolidated amounts and ratios are no longer required beginning in 2018.

The following table presents the Company and the Bank’s actual and required capital amounts and ratios as of December 31, 2017.

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets) Consolidated	$131,493	14.73%	$40,177	4.50%	N/A	N/A
Farmers & Merchants State Bank	107,006	12.04%	39,992	4.50%	$57,767	6.50%
Total Risk-Based Capital (to Risk Weighted Assets) Consolidated	138,588	15.52%	71,426	8.00%	N/A	N/A
Farmers & Merchants State Bank	114,101	12.84%	71,098	8.00%	88,872	10.00%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	131,493	14.73%	53,569	6.00%	N/A	N/A
Farmers & Merchants State Bank	107,006	12.04%	53,323	6.00%	71,098	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets) Consolidated	131,493	12.02%	43,765	4.00%	N/A	N/A
Farmers & Merchants State Bank	107,006	9.92%	43,148	4.00%	53,935	5.00%

The above tables exclude the capital conservation buffer requirements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016

Note 16 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $18.3 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.  Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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

Loans, net

For 2018, the fair values of the loans are estimated using a credit mark adjustment along with discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The credit mark adjustment was estimated using merger and acquisition analysis of nationwide bank and thrift deals.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 17 – Fair Value of Financial Instruments (Continued)

For 2017, the fair values used for net variable-rate loans that reprice frequently, and with no significant change in credit risk, fair values are based on carrying values.  The fair values of the fixed rate and all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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
December 31, 2018, 2017, 2016
Note 17 – Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2018 and 2017, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities.  The table excludes the following: Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 31, 2018					December 31, 2017
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$38,365	$38,365	$38,365	$-	$-	$34,467	$34,467	$34,467	$-	$-
Interest-bearing time deposits	4,019	3,954	-	3,954	-	4,018	4,009	-	4,009	-
Securities - available-for-sale	168,447	168,447	36,935	130,085	1,427	196,398	196,398	20,978	173,992	1,428
Other securities	3,679	3,679	-	-	3,679	3,679	3,679	-	-	3,679
Loans held for sale	495	495	-	-	495	1,221	1,221	-	-	1,221
Loans, net	839,599	823,914	-	-	823,914	816,156	819,193	-	-	819,193
Interest receivable	4,542	4,542	-	-	4,542	4,276	4,276	-	-	4,276

Financial Liabilities:
Interest bearing deposits	$525,955	$525,955	$-	$-	$525,955	$532,660	$532,660	$-	$-	$532,660
Noninterest bearing deposits	215,422	215,422	-	215,422	-	199,114	199,114	-	199,114	-
Time deposits	187,413	187,545	-	-	187,545	187,566	188,335	-	-	188,335
Total Deposits	928,790	928,922	-	215,422	713,500	919,340	920,109	-	199,114	720,995
Fed funds purchased and securities sold under agreement to repurchase	32,181	32,181	-	-	32,181	39,495	39,495	-	-	39,495
Federal Home Loan Bank advances	-	-	-	-	-	5,000	5,021	-	-	5,021
Interest payable	418	418	-	-	418	318	318	-	-	318

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 17 – Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017, and the valuation techniques used by the Company to determine those fair values.  There were no changes to valuation techniques during 2018.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in Thousands)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2018	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$22,830	$-	$-
U.S. Government agencies	14,105	55,222	-
Mortgage-backed securities	-	36,262	-
State and local governments	-	38,601	1,427
Total Securities Available-for-Sale	$36,935	$130,085	$1,427

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 17 – Fair Value of Financial Instruments (Continued)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2017	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$20,978	$-	$-
U.S. Government agencies	-	80,466	-
Mortgage-backed securities	-	39,510	-
State and local governments	-	54,016	1,428
Total Securities Available-for-Sale	$20,978	$173,992	$1,428

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2018	$-	$1,428	$1,428
Change in Market Value	-	(1)	(1)
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	-	-	-
Balance at December 31, 2018	$-	$1,427	$1,427

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2017	$-	$1,418	$1,418
Change in Market Value	-	10	10
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	-	-	-
Balance at December 31, 2017	$-	$1,428	$1,428

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

There have been no transfers into or out of Level 3 during 2018 and 2017.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At December 31, 2018 and 2017, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 17 – Fair Value of Financial Instruments (Continued)

At December 31, 2018 and 2017, collateral dependent impaired loans categorized as Level 3 were $215 and $508 thousand, respectively.  The specific allocation for collateral dependent impaired loans was $31 thousand as of December 31, 2018 and $106 thousand as of December 31, 2017, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents collateral dependent impaired loans and other real estate owned as recorded at fair value:

($ in Thousands)
Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018
Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2018	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$215	$-	$-	$215
Other real estate owned - residential	-	-	-	-
Other real estate owned - commercial	-	-	-	-

	($ in Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2017	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$508	$-	$-	$508
Other real estate owned - residential	22	-	-	22
Other real estate owned - commercial	266	-	-	266

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)
	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,427	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.51%)
Collateral dependent impaired loans	215	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (12.38%)
Other real estate owned - residential	-	Appraisals	Discount to reflect current market	— % ( — )
Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

	(In Thousands)
	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,428	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.68%)
Collateral dependent impaired loans	508	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (17.28%)
Other real estate owned - residential	22	Appraisals	Discount to reflect current market	0-20% (2.22%)
Other real estate owned - commercial	266	Appraisals	Discount to reflect current market	0-20% (5.15%)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale and mortgage servicing rights.  The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows.  At December 31, 2018, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016

Note 18 – Condensed Financial Statements of Parent Company

Balance Sheets
	(In Thousands)
	2018	2017
Assets
Cash	$1,727	$277
Related party receivables:
Dividends and accounts receivable from subsidiary	9,808	2,038
Accrued interest receivable - municipals	67	110
Securities - municipals	12,977	18,944
Certificate of deposits	1,974	1,974
Investment in subsidiaries	118,151	112,025
Total Assets	$144,704	$135,368
Liabilities
Accrued expenses	$38	$38
Dividends payable	1,379	1,193
Total Liabilities	1,417	1,231
Stockholders' Equity	143,287	134,137
Total Liabilities and Stockholders' Equity	$144,704	$135,368

Statements of Income and Comprehensive Income
	(In Thousands)
	2018	2017	2016
Income
Dividends from subsidiaries	$8,350	$6,850	$6,000
Interest - municipals / certificates of deposit	389	313	272
Gain (loss) on sales of available-for-sale securities	(19)	-	-
Total income	8,720	7,163	6,272
Operating Expenses	1,020	828	681

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	7,700	6,335	5,591
Income Taxes (Benefit)	(362)	(422)	(238)
	8,062	6,757	5,829
Equity in undistributed earnings of subsidiaries	6,887	5,963	5,835
Net Income	14,949	12,720	11,664
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities	(829)	146	(2,184)
Comprehensive Income	$14,120	$12,866	$9,480

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016
Note 18 – Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows
	(In Thousands)
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$14,949	$12,720	$11,664
Adjustments to reconcile ret income to net cash provided by operating activities:
Equity in undistributed net income (distributions in excess earnings) of subsidiaries	(6,887)	(5,963)	(5,835)
Accretion and amortization of securities	190	206	179
Other assets and liabilities	(6,991)	159	355
Net cash provided by operating activities	1,261	7,122	6,363
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	5,030	2,815	1,485
Sales	3,300	-	-
Purchases	(2,695)	(4,482)	(2,891)
Purchases of certificates of deposit	-	(1,974)	-
Net cash provided by (used in) investing activities	5,635	(3,641)	(1,406)
Cash Flows from Financing Activities
Payment of dividends	(4,956)	(4,443)	(4,115)
Purchase of Treasury stock	(490)	(196)	(194)
Net cash used in financing activities	(5,446)	(4,639)	(4,309)
Net Change in Cash and Cash Equivalents	1,450	(1,158)	648
Cash and Cash Equivalents - Beginning of year	277	1,435	787
Cash and Cash Equivalents - End of year	$1,727	$277	$1,435

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018, 2017, 2016

Note 19 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED
	Quarter Ended in 2018
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$11,136	$11,537	$11,753	$12,003
Interest expense	1,463	1,527	1,765	1,817
Net Interest Income	9,673	10,010	9,988	10,186
Provision for loan loss	40	132	47	105
Net interest income after provision of loan loss	9,633	9,878	9,941	10,081
Other income (expense)	(5,030)	(4,832)	(5,443)	(6,052)
Net income before income taxes	4,603	5,046	4,498	4,029
Income taxes	836	932	623	836
Net income	$3,767	$4,114	$3,875	$3,193
Earnings per Common Share	$0.41	$0.44	$0.42	$0.34
Average common shares outstanding	9,265,959	9,265,898	9,274,507	9,285,261

	Quarter Ended in 2017
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$9,721	$10,124	$10,535	$10,868
Interest expense	1,179	1,253	1,333	1,362
Net Interest Income	8,542	8,871	9,202	9,506
Provision for loan loss	73	25	99	25
Net interest income after provision for loan loss	8,469	8,846	9,103	9,481
Other income (expense)	(4,487)	(4,325)	(4,722)	(4,462)
Net income before income taxes	3,982	4,521	4,381	5,019
Income taxes	1,143	1,298	1,159	1,583
Net income	$2,839	$3,223	$3,222	$3,436
Earnings per Common Share	$0.31	$0.35	$0.35	$0.37
Average common shares outstanding	9,241,750	9,241,750	9,252,919	9,266,584

Note 20 – Subsequent Events

On January 1, 2019, the Company acquired Limberlost Bancshares, Inc. (“Limberlost”), the bank holding company for Bank of Geneva, a community bank based in Geneva, Indiana.  Bank of Geneva operated six full-service offices in the northeast Indiana communities of Geneva, Berne, Decatur, Monroe, Portland and Monroeville and was in the process of completing construction to relocate the Decatur office. Shareholders of Limberlost received 1,830 shares of FMAO common stock and $8,465.00 in cash for each share. Limberlost had 1,000 shares outstanding on January 1, 2019.  The share price of Farmers & Merchants Bancorp, Inc. (FMAO) stock on January 1, 2019 was $38.49.  Total consideration for the acquisition was approximately $78.9 million consisting of $8.5 million in cash and $70.4 million in stock.

The most significant assets acquired were loans with a carrying value of $259.3 million and liabilities assumed were deposits with a carrying value of $206.6 million and other borrowings with a carrying value of $49.5 million. The Company has not yet finalized the purchase accounting or its final evaluations of the fair value of certain items. The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of intangible assets, credit mark on loans, deposit and borrowings fair value marks and the residual goodwill. Any changes during the measurement period may have an impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of estimated goodwill and intangible assets.

During 2018, the Company has recognized acquisition expenses of $742.1 thousand with additional expenses yet to be incurred in 2019.  The largest portion of the expenses recognized in 2018 related to consulting fees of $340 thousand, other general and administration expenses of $331.5 thousand and data processing expenses of $58.6 thousand.  These three categories of expense account for 98.4% of the total acquisition expenses impacting the 2018 financial statements of the Company.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

Management Report Regarding

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018, pursuant to Exchange Act 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.  The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Andrew J. Briggs	64	1st Sr. Vice President of Business Development	2019
		Farmers & Merchants State Bank

Eugene N. Burkholder	66	President, Falor Farm Center, Inc.	2012

Lars B. Eller	52	President and CEO of the Company and	2018
		Farmers & Merchants State Bank

Steven A. Everhart	64	Self Employed	2003

Jo Ellen Hornish	65	CEO, Hornish Bros, Inc./Fountain City Leasing, Inc./ Advantage Powder Coating, Inc.	2013

Jack C. Johnson	66	President, Hawk’s Clothing, Inc.	1991

Dr. Marcia S. Latta	57	Vice President of University Advancement, The University of Findlay	2009

Steven J. Planson	59	President, Planson Farms, Inc.	2008

Anthony J. Rupp	69	Retired, Past President of Rupp Furniture Co.	2000

Kevin J. Sauder	58	President/CEO, Sauder Woodworking Co.	2004

Paul S. Siebenmorgen	69	Retired, Past President and CEO of the Company and	2005
		Farmers & Merchants State Bank

Dr. K. Brad Stamm	66	President and Educational Consultant of	2016
		Stamm Management Group

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Jack C. Johnson	66	Chairman

Lars B. Eller	52	President and Chief Executive Officer

Paul S. Siebenmorgen	69	President & Chief Executive Officer

Barbara J. Britenriker	57	Executive Vice President Chief Financial Officer and Chief Retail Banking Officer

Todd A. Graham	68	Executive Vice President Chief Lending Officer

Edward A. Leininger	62	Executive Vice President Chief Operating Officer

Rex D. Rice	60	Executive Vice President Senior Commercial Banking Director

Allen G. Lantz	65	Executive Vice President
		Retail Banking

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2019, and is incorporated herein by reference to the sections of the proxy statement captioned ‘Nominations for Members of the Board of Director” and “PROPOSAL ONE – Election of Directors and Information Concerning Directors and Officers.” The information called for under Item 405 of Regulation S-K and called for under Item 407(d)(5) is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2019, and is incorporated herein by reference to the sections of the proxy statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report.”

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

A copy of the Corporation's Code is available on the website of the Bank (www.fm.bank).  In addition, a copy of the Code is available to any shareholder free of charge upon request. Shareholders desiring a copy of the Code should address written requests to Mr. Lars B. Eller, President, Chief Executive Officer and Treasurer of Farmers & Merchants Bancorp, Inc., 307 North Defiance Street, Archbold, Ohio 43502, and are asked to mark Code of Business Conduct and Ethics on the outside of the envelope containing the request.

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2019, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Related Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Tuesday, April 16, 2019 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Management.”

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 1,600,000 (adjusted for a two-for-one stock split) of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries.  To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested or such shares of restricted stock will be forfeited. During 2018, 33,000 shares were awarded to 80 employees and 2,620 were forfeited under its long term incentive plan. At year end, 2018, the Company held 1,114,739 shares in Treasury stock and 93,940 in unearned stock awards.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	-	$-	1,475,640
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	1,475,640

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2019, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2019, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

	(1)	Financial Statements (included in this 10-K under Item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

	(3.1)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).

	(3.2)	Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on July 26, 2017).

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

(10.4)

Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive 14A Proxy Statement, File No. 000-14492, filed with the Commission on March 16, 2015).

	(10.5)	Farmers & Merchants Bancorp, Inc. 2005 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

	(10.55)	Form on Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

	(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

	(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

	(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

	(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document (1)

	101.SCH	XBRL Taxonomy Extension Schema Document (1)

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

ITEM 16. FORM 10-K SUMMARY

None.

FARMERS & MERCHANTS BANCORP, INC.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934. The registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

By	/s/ Lars B. Eller	Date:	February 22, 2019
Lars B. Eller
Chief Executive Officer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lars B. Eller	Date:	February 22, 2019	/s/ Barbara J. Britenriker	Date:	February 22, 2019
Lars B. Eller			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)
/s/ Andrew J. Briggs	Date:	February 22, 2019
Andrew J. Briggs, Director

/s/ Eugene N. Burkholder	Date:	February 22, 2019	/s/ Steven A. Everhart	Date:	February 22, 2019
Eugene N. Burkholder, Director			Steven A. Everhart, Director

/s/ Jo Ellen Hornish	Date:	February 22, 2019	/s/ Jack C. Johnson	Date:	February 22, 2019
Jo Ellen Hornish, Director			Jack C. Johnson, Director

/s/ Marcia S. Latta	Date:	February 22, 2019	/s/ Steven J. Planson	Date:	February 22, 2019
Marcia S. Latta, Director			Steven J. Planson, Director

/s/ Anthony J. Rupp	Date:	February 22, 2019	/s/ Kevin J. Sauder	Date:	February 22, 2019
Anthony J. Rupp, Director			Kevin J. Sauder, Director

/s/ Paul S. Siebenmorgen	Date:	February 22, 2019	/s/ K. Brad Stamm	Date:	February 22, 2019
Paul S. Siebenmorgen, Director			K. Brad Stamm, Director