Form 10-Q
period 2019-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2019-05-01
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2019

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	11,106,183
Class	Outstanding as of April 26, 2019

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

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$48,740	$37,492
Federal funds sold	33,109	873
Total cash and cash equivalents	81,849	38,365
Interest-bearing time deposits	4,509	4,019
Securities - available-for-sale	174,682	168,447
Other securities, at cost	5,789	3,679
Loans held for sale	859	495
Loans, net	1,091,829	839,599
Premises and equipment	25,205	22,615
Goodwill	47,340	4,074
Mortgage servicing rights	2,397	2,385
Other real estate owned	510	600
Bank owned life insurance	14,963	14,884
Other assets	15,729	17,001
Total Assets	$1,465,661	$1,116,163
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$236,847	$215,422
Interest-bearing
NOW accounts	418,773	298,254
Savings	272,875	227,701
Time	258,929	187,413
Total deposits	1,187,424	928,790
Federal funds purchased and securities sold under agreements to repurchase	25,521	32,181
Federal Home Loan Bank (FHLB) advances	24,682	-
Dividend payable	1,654	1,379
Accrued expenses and other liabilities	9,446	10,526
Total liabilities	1,248,727	972,876
Commitments and Contingencies
Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 3/31/19, 10,400,000 shares 12/31/18	81,760	10,823
Treasury stock - 1,122,937 shares 3/31/19, 1,114,739 shares 12/31/18	(12,680)	(12,409)
Retained earnings	149,466	147,887
Accumulated other comprehensive loss	(1,612)	(3,014)
Total stockholders' equity	216,934	143,287
Total Liabilities and Stockholders' Equity	$1,465,661	$1,116,163

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2018, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2019	March 31, 2018
Interest Income
Loans, including fees	$14,680	$10,102
Debt securities:
U.S. Treasury and government agencies	713	623
Municipalities	211	281
Dividends	88	55
Federal funds sold and other	170	75
Total interest income	15,862	11,136
Interest Expense
Deposits	2,613	1,319
Federal funds purchased and securities sold under agreements to repurchase	185	124
Borrowed funds	287	20
Total interest expense	3,085	1,463
Net Interest Income - Before Provision for Loan Losses	12,777	9,673
Provision for Loan Losses	30	40
Net Interest Income After Provision For Loan Losses	12,747	9,633
Noninterest Income
Customer service fees	1,578	1,466
Other service charges and fees	1,041	1,012
Net gain on sale of loans	102	132
Net loss on sale of available-for-sale securities	(26)	-
Total noninterest income	2,695	2,610
Noninterest Expense
Salaries and wages	4,312	3,310
Employee benefits	1,594	1,136
Net occupancy expense	667	387
Furniture and equipment	696	507
Data processing	1,299	331
Franchise taxes	258	239
ATM expense	447	312
Advertising	260	186
Net loss on sale of other assets owned	15	17
FDIC assessment	96	87
Mortgage servicing rights amortization	75	85
Consulting fees	113	110
Other general and administrative	1,679	933
Total noninterest expense	11,511	7,640
Income Before Income Taxes	3,931	4,603
Income Taxes	707	836
Net Income	$3,224	$3,767
Basic and Diluted Earnings Per Share	$0.29	$0.41
Dividends Declared	$0.15	$0.13

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2019	March 31, 2018
Net Income	$3,224	$3,767
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	1,749	(2,471)
Reclassification adjustment for loss on sale of available-for-sale securities	26	-
Net unrealized gain (loss) on available-for-sale securities	1,775	(2,471)
Tax expense (benefit)	373	(519)
Other comprehensive income (loss)	1,402	(1,952)
Comprehensive Income	$4,626	$1,815

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the Three Months Ended March 31, 2018 and 2019

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2018	9,265,880	$11,546	$(12,160)	$136,547	$(1,826)	$134,107
Net income				3,767		3,767
Other comprehensive loss					(1,952)	(1,952)
Adoption of ASU 2018-02				360	(360)	-
Issuance of 100 shares of restricted stock	100	(16)	2	2		(12)
Stock-based compensation expense		160				160
Cash dividends declared - $0.13 per share				(1,193)		(1,193)
Balance - March 31, 2018	9,265,980	$11,690	$(12,158)	$139,483	$(4,138)	$134,877

Balance - January 1, 2019	9,285,261	$10,823	$(12,409)	$147,887	$(3,014)	$143,287
Net income				3,224		3,224
Other comprehensive income					1,402	1,402
Issuance of 1,830,000 shares of common stock in acquisition	1,830,000	70,437				70,437
Purchase of Treasury stock	(6,558)		(213)			(213)
Issuance of 400 shares of restricted stock (Net of Forfeitures - 2,040)	(1,640)	66	(58)	9		17
Stock-based compensation expense		434				434
Cash dividends declared - $0.15 per share				(1,654)		(1,654)
Balance - March 31, 2019	11,107,063	$81,760	$(12,680)	$149,466	$(1,612)	$216,934

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net income	$3,224	$3,767
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	654	448
Amortization of available-for-sale securities, net	170	252
Amortization of servicing rights	75	85
Amortization of core deposit intangible	182	42
Amortization of fair value adjustments	155	2
Stock-based compensation expense	434	160
Provision for loan loss	30	40
Gain on sale of loans held for sale	(102)	(132)
Originations of loans held for sale	(8,340)	(11,626)
Proceeds from sale of loans held for sale	7,764	9,971
Loss on sale of other assets owned	15	17
Loss on sales of securities available-for-sale	26	-
Change in other assets and other liabilities, net	3,516	(4,015)
Net cash provided by (used in) operating activities	7,803	(989)
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	1,703	2,094
Sales	11,100	-
Purchases	35	(1,308)
Sales	237	-
Change in interest-bearing time deposits	(490)	1
Proceeds from sale of other assets owned	75	5
Additions to premises and equipment	(704)	(813)
Loan originations and principal collections, net	5,301	(10,166)
Acquisition of Limberlost, net of cash received	(2,089)	-
Net cash provided by (used in) investing activities	15,168	(10,187)
Cash Flows from Financing Activities
Net change in deposits	52,416	33,998
Net change in federal funds purchased and securities sold under agreements to repurchase	(6,660)	(16,188)
Repayment of FHLB advances	(23,651)	-
Purchase of treasury stock	(213)	-
Cash dividends paid on common stock	(1,379)	(1,193)
Net cash provided by financing activities	20,513	16,617
Net Increase in Cash and Cash Equivalents	43,484	5,441
Cash and Cash Equivalents - Beginning of year	38,365	34,467
Cash and Cash Equivalents - End of period	$81,849	$39,908

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)  (Continued)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2019	March 31, 2018
Supplemental Information
Cash paid during the year for:
Interest	$2,655	$1,479
Income taxes	-	-
Noncash investing activities:
Transfer of loans to other real estate owned	-	-
The Company purchased all of the capital stock of Limberlost for $78,902 on January 1, 2019. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	336,380	-
Less: common stock issued	70,437	-
Cash paid for the capital stock	8,465	-
Liabilities assumed	257,478	-

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that are expected for the year ended December 31, 2019.  The condensed consolidated balance sheet of the Company as of  December 31, 2018, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Reclassification

Certain amounts in the 2018 condensed consolidated financial statements have been reclassified to conform with the 2019 presentation.  These reclassifications had no effect on income.

NOTE 2  BUSINESS COMBINATION AND ASSET PURCHASE

On January 1, 2019, the Company acquired Limberlost Bancshares, Inc. (“Limberlost”), the bank holding company for Bank of Geneva, a community bank based in Geneva, Indiana.  Bank of Geneva operated six full-service offices in the northeast Indiana communities of Geneva, Berne, Decatur, Monroe, Portland and Monroeville.  Shareholders of Limberlost received 1,830 shares of FMAO common stock and $8,465.00 in cash for each share. Limberlost had 1,000 shares outstanding on January 1, 2019. The share price of Farmers & Merchants Bancorp, Inc. (FMAO) stock on January 1, 2019 was $38.49. Total consideration for the acquisition was approximately $78.9 million consisting of $8.5 million in cash and $70.4 million in stock.  As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs.  The Company also expects to reduce costs through economies of scale.

In 2018, the Company incurred $742.1 thousand of third-party acquisition-related costs.  The largest portion of the expenses recognized in 2018 related to consulting fees of $340 thousand, other general and administration expenses of $331.5 thousand and data processing expenses of $58.6 thousand. These three categories of expense accounted for 98.4% of the total acquisition expenses impacting the 2018 financial statements of the Company.

In 2019, the Company has incurred additional third-party acquisition-related costs of $1.3 million.  These expenses are comprised of data processing of $891.7 thousand, employee benefits of $107.6 thousand, ATM expense of $31.4 thousand, consulting fees of $18.3 thousand and other general and administrative expense of $238.3 thousand in the Company’s consolidated statement of income for the quarter ended March 31, 2019.

Under the acquisition method of accounting, the total purchase is allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition.  Of the total purchase price of $78.9 million, $3.9 million has been allocated to core deposit intangible included in other assets and will be amortized over seven years on a straight line basis.  Goodwill of $43.3 million resulting from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Bank of Geneva.  Of that total amount, none of the purchase price is deductible for tax purposes.  The following table summarizes the consideration paid for Bank of Geneva and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

Fair Value of Consideration Transferred
(In Thousands)
Cash	$8,465
Common Shares (1,830,000 shares)	70,437
Total	$78,902

Recognized amounts of identifiable assets acquired and liabilities assumed

Assets
Cash and cash equivalents	$6,376
Securities - available-for-sale	17,494
Other securities, at cost	2,347
Loans, net	257,183
Premises and equipment	2,538
Goodwill	43,266
Other assets	7,176
Total Assets Purchased	$336,380

Liabilities
Deposits
Noninterest bearing	$37,822
Interest bearing	168,312
Total deposits	206,134
Federal Home Loan Bank (FHLB) advances	48,196
Accrued expenses and other liabilities	3,148
Total Liabilities Assumed	$257,478

The fair value of the assets acquired includes loans with a fair value of $257.2 million.  The gross principal and contractual interest due under the contracts is $359.2 million, of which $4.7 million is expected to be uncollectible.  The loans have a weighted average life of 70 months.

The fair value of building and land included in premises and equipment was written down by $1.2 million and will be amortized based on the remaining life of each building.  The combined average remaining life is 16.75 years.

The fair value for certificates of deposit incorporates a valuation amount of $0.5 million which will be amortized over 1.5 years.  The fair value of Federal Home Loan Bank (FHLB) advances includes a valuation amount of $1.3 million which will be amortized over 2.3 years.

The Company acquired loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date may include information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.  Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet at March 31.  The amounts of loans at March 31, 2019 are as follows:

2019
(In Thousands)
Balance - January 1, 2019
Commercial	$4,094
Consumer RE	231
Consumer	71
Carrying amount, net of allowance of $2,118	$2,278

Balance - March 31, 2019
Commercial	$4,091
Consumer RE	231
Consumer	33
Carrying amount, net of allowance of $2,081	$2,274

Loans acquired during 2019 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Commercial	$4,215
Consumer RE	261
Consumer	94
Total required payments receivable	$4,570

Cash flows expected to be collected at acquisition	$2,788

Basis in acquired loans at acquisition	$4,396

No allowances for loan losses were reversed in 2019.  The balance of the allowance for loan losses for loans acquired and accounted for under this guidance (ASC 310-30) was $2.081 million at March 31, 2019 and $2.118 million on January 1, 2019, respectively.

Changes in accretable yield, or income expected to be collected, are as follows:

2019
(In Thousands)
Balance - January 1, 2019	$2,544
Additions	1
Accretion	(109)
Reclassification from nonaccretable difference	-
Disposals	-
Balance - March 31, 2019	$2,436

The results of operations of Bank of Geneva have been included in the Company’s consolidated financial statements since the acquisition date of January 1, 2019.  The following schedule includes pro-forma results for the three months ended March 31, 2019 and 2018 as if the Bank of Geneva acquisitions had occurred as of the beginning of the comparable prior reporting period.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

	(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2019	March 31, 2018
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$12,777	$12,639
Provision for Loan Losses	30	145
Net Interest Income After Provision For Loan Losses	12,747	12,494
Noninterest Income	2,695	2,762
Noninterest Expense	10,224	9,346
Income Before Income Taxes	5,218	5,910
Income Taxes	965	1,108
Net Income	$4,253	$4,802
Basic and Diluted Earnings Per Share	$0.38	$0.43

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects.  The pro-forma information for the quarter ended March 31, 2019 includes approximately $2.1 million, net of tax, of operating revenue from Bank of Geneva since acquisition.

The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

The Company purchased an office on December 13, 2013 in Custar, Ohio. Core deposit intangible assets of $1.17 million were recognized and are being amortized over its remaining economic useful life of the deposits of 7 years on a straight line basis.

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets which are being amortized over its remaining life of 7 years on a straight line basis.

The amortization expense for the three months ended March 31, 2018 was $42 thousand.   Of the $727 thousand to be expensed in 2019, $182 thousand has been expensed for the three months ended March 31, 2019.

	(In Thousands)	(In Thousands)	(In Thousands)
	Custar	Geneva	Total
2019	$167	$560	$727
2020	161	560	721
2021	-	560	560
2022	-	560	560
2023	-	560	560
2024	-	560	560
2025	-	560	560
	$328	$3,920	$4,248

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2019 and December 31, 2018,  follows:

	(In Thousands)
	March 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$23,059	$6	$(182)	$22,883
U.S. Government agencies	75,289	131	(1,205)	74,215
Mortgage-backed securities	38,619	97	(822)	37,894
State and local governments	39,756	296	(362)	39,690
Total available-for-sale securities	$176,723	$530	$(2,571)	$174,682

	(In Thousands)
	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$23,078	$6	$(254)	$22,830
U.S. Government agencies	71,235	2	(1,910)	69,327
Mortgage-backed securities	37,342	62	(1,142)	36,262
State and local governments	40,608	225	(805)	40,028
Total available-for-sale securities	$172,263	$295	$(4,111)	$168,447

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2019
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(182)	$20,908
U.S. Government agencies	-	-	(1,205)	65,412
Mortgage-backed securities	(1)	720	(821)	29,528
State and local governments	-	-	(362)	27,792
Total available-for-sale securities	$(1)	$720	$(2,570)	$143,640

	(In Thousands)
	December 31, 2018
	Less Than Twelve Months		Twelve Months & Over
	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(254)	$20,861
U.S. Government agencies	-	-	(1,910)	64,727
Mortgage-backed securities	(4)	697	(1,138)	30,347
State and local governments	(22)	3,254	(783)	29,413
Total available-for-sale securities	$(26)	$3,951	$(4,085)	$145,348

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

Below are the gross realized gains and losses for the three months ended March 31, 2019 and March 31, 2018.

	Three Months
	(In Thousands)
	2019	2018
Gross realized gains	$16	$-
Gross realized losses	(42)	-
Net realized losses	$(26)	$-
Tax expense related to net realized losses	$(5)	$-

The net realized losses on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized loss is included in net loss on sale of available-for-sale securities and the related tax expense is included in income taxes in the condensed consolidated statements of income and comprehensive income.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$30,977	$30,820
After one year through five years	60,395	59,594
After five years through ten years	45,454	45,152
After ten years	1,278	1,222
Total	$138,104	$136,788
Mortgage-backed securities	38,619	37,894
Total	$176,723	$174,682

Investments with a carrying value of $83.1 million and $81.8 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock as of March 31, 2019.  As of  December 31, 2018, other securities only includes Federal Home Loan Bank of Cincinnati stock.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  March 31, 2019 and December 31, 2018:

	(In Thousands)
Loans:	March 31, 2019	December 31, 2018
Consumer Real Estate	$161,180	$80,766
Agricultural Real Estate	192,903	68,609
Agricultural	114,920	108,495
Commercial Real Estate	441,200	419,784
Commercial and Industrial	137,936	121,793
Consumer	47,573	41,953
Industrial Development Bonds	7,384	5,889
	1,103,096	847,289
Less: Net deferred loan fees and costs	(1,133)	(915)
	1,101,963	846,374
Less: Allowance for loan losses	(6,636)	(6,775)
Less: Purchase Accounting Adjustments	(3,498)	-
Loans - Net	$1,091,829	$839,599

The following is a contractual maturity schedule by major category of loans as of March 31, 2019:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$6,370	$17,260	$137,550
Agricultural Real Estate	680	6,082	186,141
Agricultural	71,544	31,632	11,744
Commercial Real Estate	18,402	169,066	253,732
Commercial and Industrial	74,195	53,787	9,954
Consumer	6,025	30,870	10,678
Industrial Development Bonds	424	291	6,669

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2019:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$66,857	$94,323
Agricultural Real Estate	86,756	106,147
Agricultural	41,061	73,859
Commercial Real Estate	272,827	168,373
Commercial and Industrial	54,861	83,075
Consumer	42,487	5,086
Industrial Development Bonds	7,282	102

As of March 31, 2019 and December 31, 2018 one to four family residential mortgage loans amounting to $85.5 and $14.9 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Industrial Development Bonds are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of March 31, 2019 and December 31, 2018, net of deferred loan fees and costs:

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$844	$142	$700	$1,686	$158,803	$160,489	$-
Agricultural Real Estate	-	-	-	-	192,887	192,887	-
Agricultural	74	-	-	74	114,969	115,043	-
Commercial Real Estate	-	-	-	-	440,488	440,488	-
Commercial and Industrial	-	-	-	-	145,360	145,360	-
Consumer	77	4	35	116	47,580	47,696	-

Total	$995	$146	$735	$1,876	$1,100,087	$1,101,963	$-

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$342	$24	$254	$620	$79,612	$80,232	$-
Agricultural Real Estate	-	-	-	-	68,588	68,588	-
Agricultural	-	-	-	-	108,616	108,616	-
Commercial Real Estate	-	-	-	-	419,131	419,131	-
Commercial and Industrial	-	-	-	-	127,752	127,752	-
Consumer	85	24	8	117	41,938	42,055	-

Total	$427	$48	$262	$737	$845,637	$846,374	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2019 and December 31, 2018:

	(In Thousands)
	March 31, 2019	December 31, 2018

Consumer Real Estate	$1,071	$462
Agricultural Real Estate	-	-
Agricultural	-	-
Commercial Real Estate	-	-
Commercial & Industrial	70	72
Consumer	47	8
Total	$1,188	$542

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of March 31, 2019 and December 31, 2018:

	(In Thousands)
					Industrial
	Agricultural		Commercial	Commercial	Development
	Real Estate	Agricultural	Real Estate	and Industrial	Bonds
March 31, 2019
1-2	$42,560	$7,515	$9,985	$4,641	$-
3	60,378	44,179	82,470	27,547	2,505
4	74,077	60,588	340,200	93,937	4,879
5	15,740	2,761	5,262	6,217	-
6	132	-	2,571	4,753	-
7	-	-	-	881	-
8	-	-	-	-	-
Total	$192,887	$115,043	$440,488	$137,976	$7,384

					Industrial
	Agricultural		Commercial	Commercial	Development
	Real Estate	Agricultural	Real Estate	and Industrial	Bonds
December 31, 2018
1-2	$4,442	$5,753	$4,698	$3,199	$-
3	14,118	38,852	64,341	16,284	3,135
4	49,596	63,380	346,072	100,644	2,754
5	422	631	2,171	308	-
6	10	-	1,849	542	-
7	-	-	-	886	-
8	-	-	-	-	-
Total	$68,588	$108,616	$419,131	$121,863	$5,889

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2019 and December 31, 2018.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	March 31, 2019	December 31, 2018
Grade
Pass	$158,309	$79,121
Special Mention (5)	135	232
Substandard (6)	2,045	879
Doubtful (7)	-	-
Total	$160,489	$80,232

	(In Thousands)
	Consumer - Credit		Consumer - Other
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Performing	$3,861	$3,909	$43,366	$38,073
Nonperforming	14	19	455	54
Total	$3,875	$3,928	$43,821	$38,127

Information about impaired loans as of March 31, 2019, December 31, 2018 and March 31, 2018 are as follows:

		(In Thousands)
	March 31, 2019	December 31, 2018	March 31, 2018

Impaired loans without a valuation allowance	$1,915	$1,808	$999
Impaired loans with a valuation allowance	254	246	607
Total impaired loans	$2,169	$2,054	$1,606
Valuation allowance related to impaired loans	$59	$31	$104
Total non-accrual loans	$1,188	$542	$900
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$2,135	$2,533	$1,688
Year to date average investment in impaired loans	$2,135	$1,958	$1,688

Additional funds of $1 thousand are available to be advanced in connection with impaired loans.

The Bank had approximately $102 thousand of its impaired loans classified as troubled debt restructured (TDR) as of March 31, 2019, $178 thousand as of December 31, 2018 and $527 thousand as of March 31, 2018.  During the year to date  2019 and 2018, there were no new loans considered TDR.

For the three month period ended March 31, 2019 and 2018, there were no TDRs that subsequently defaulted after modification.

For the three month period ended March 31, 2019, there were no impaired loans classified as TDR paid off.

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

The following tables present loans individually evaluated for impairment by class of loans for three months ended March 31, 2019 and March 31, 2018.

(In Thousands)
QTD
				QTD	QTD	Interest
Three Months Ended March 31, 2019		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$648	$648	$-	$603	$7	$1
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	192	192	-	193	3	-
Commercial and Industrial	1,075	1,075	-	1,085	15	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	254	254	59	254	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$902	$902	$59	$857	$7	$1
Agricultural Real Estate	$-	$-	$-	$-	$-	$-
Agricultural	$-	$-	$-	$-	$-	$-
Commercial Real Estate	$192	$192	$-	$193	$3	$-
Commercial and Industrial	$1,075	$1,075	$-	$1,085	$15	$-
Consumer	$-	$-	$-	$-	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended March 31, 2018		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$489	$489	$-	$492	$8	$6
Agricultural Real Estate	-	-	-	67	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	200	200	-	201	3	-
Commercial and Industrial	310	310	-	209	4	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	80	80	20	80	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	418	418	42	420	4	-
Commercial and Industrial	109	109	42	219	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$569	$569	$20	$572	$8	$6
Agricultural Real Estate	$-	$-	$-	$67	$-	$-
Agricultural	$-	$-	$-	$-	$-	$-
Commercial Real Estate	$618	$618	$42	$621	$7	$-
Commercial and Industrial	$419	$419	$42	$428	$4	$-
Consumer	$-	$-	$-	$-	$-	$-

As of March 31, 2019, the Company had no foreclosed residential real estate property obtained by physical possession and $639 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of March 31, 2018, the Company had $3 thousand of foreclosed residential real estate property obtained by physical possession and $49 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

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

	(In Thousands)
	Three Months Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,775	$6,868
Provision for loan loss	30	324
Loans charged off	(207)	(580)
Recoveries	38	163
Allowance for Loan & Lease Losses	$6,636	$6,775
Allowance for Unfunded Loan Commitments & Letters of Credit	$346	$274
Total Allowance for Credit Losses	$6,982	$7,049

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended March 31, 2019 and March 31, 2018 in addition to the ending balances as of December 31, 2018 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Charge Offs	-	-	-	-	-	(207)	-	-	(207)
Recoveries	-	-	1	2	3	32	-	-	38
Provision (Credit)	21	20	(63)	(16)	182	187	-	(301)	30
Other Non-interest expense related to unfunded	-	-	-	-	-		72	-	72
Ending Balance	$268	$270	$706	$3,203	$1,490	$496	$346	$203	$6,982
Ending balance: individually evaluated for impairment	$59	$-	$-	$-	$-	$-	$-	$-	$59
Ending balance: collectively evaluated for impairment	$209	$270	$706	$3,203	$1,490	$496	$346	$203	$6,923
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$160,489	$192,887	$115,043	$440,488	$145,360	$47,696	$-	$-	$1,101,963
Ending balance: individually evaluated for impairment	$902	$-	$-	$192	$1,075	$-	$-	$-	$2,169
Ending balance: collectively evaluated for impairment	$159,241	$192,887	$115,043	$440,296	$142,242	$47,696	$-	$-	$1,097,405
Ending balance: loans acquired with deteriorated credit quality	$346	$-	$-	$-	$2,043	$-	$-	$-	$2,389

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
December 31, 2018	Consumer Real Estate		Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$247		$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Ending balance: individually evaluated for impairment	$26		$-	$-	$-	$5	$-	$-	$-	$31
Ending balance: collectively evaluated for impairment	$221		$250	$768	$3,217	$1,300	$484	$274	$504	$7,018
Ending balance: loans acquired with deteriorated credit quality	$-		$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$80,232		$68,588	$108,616	$419,131	$127,752	$42,055	$-	$-	$846,374
Ending balance: individually evaluated for impairment	$757	#	$-	$-	$194	$1,103	$-	$-	$-	$2,054
Ending balance: collectively evaluated for impairment	$79,359		$68,588	$108,616	$418,937	$126,649	$42,055	$-	$-	$844,204
Ending balance: loans acquired with deteriorated credit quality	$116		$-	$-	$-	$-	$-	$-	$-	$116

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$343	$244	$667	$3,149	$1,546	$441	$227	$478	$7,095
Charge Offs	(34)	-	-	(14)	-	(97)	-	-	(145)
Recoveries	-	-	3	2	2	30	-	-	37
Provision (Credit)	(55)	19	36	537	(105)	57	-	(449)	40
Other Non-interest expense related to unfunded	-	-	-	-	-	-	38	-	38
Ending Balance	$254	$263	$706	$3,674	$1,443	$431	$265	$29	$7,065
Ending balance: individually evaluated for impairment	$20	$-	$-	$42	$42	$-	$-	$-	$104
Ending balance: collectively evaluated for impairment	$234	$263	$706	$3,632	$1,401	$431	$265	$29	$6,961
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$84,052	$67,569	$99,954	$414,666	$129,865	$38,631	$-	$-	$834,737
Ending balance: individually evaluated for impairment	$569	$-	$-	$618	$419	$-	$-	$-	$1,606
Ending balance: collectively evaluated for impairment	$83,362	$67,569	$99,954	$414,048	$129,446	$38,631	$-	$-	$833,010
Ending balance: loans acquired with deteriorated credit quality	$121	$-	$-	$-	$-	$-	$-	$-	$121

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

	(in thousands of dollars)
	Three Months Ended
	March 31, 2019	March 31, 2018
Earnings per share
Net income	$3,224	$3,767
Less: distributed earnings allocated to participating securities	(12)	(12)
Less: undistributed earnings allocated to participating securities	(12)	(26)
Net earnings available to common shareholders	$3,200	$3,729

Weighted average common shares outstanding including participating securities	11,089,839	9,265,959
Less: average unvested restricted shares	(83,417)	(92,429)
Weighted average common shares outstanding	11,006,422	9,173,530
Basic earnings and diluted per share	$0.29	$0.41

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

Securities – Available-for-sale

Fair values for securities, excluding Federal Home Loan Bank are based on quoted market price, where available.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Other Securities

The carrying value of Federal Home Loan Bank stock of Cincinnati and Indianapolis, approximates fair value based on the redemption provisions of the respective Federal Home Loan Bank.

Loans Held for Sale

The carrying amount approximates fair value due to insignificant amount of time between origination and date of sale.

Loans, net

The fair values of the loans are estimated using a credit mark adjustment along with discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The credit mark adjustment was estimated using merger and acquisition analysis of nationwide bank and thrift deals and/or the Bank’s most recent acquisition experience.

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2019 and December 31, 2018 are reflected below.

	(In Thousands)
	March 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$81,849	$81,849	$81,849	$-	$-
Interest-bearing time deposits	4,509	4,509	-	4,509	-
Securities - available-for-sale	174,682	174,682	22,883	150,356	1,443
Other securities	5,789	5,789			5,789
Loans held for sale	859	859			859
Loans, net	1,091,829	1,070,726			1,070,726
Interest receivable	7,238	7,238			7,238

Financial Liabilities:
Interest bearing deposits	$691,648	$691,702	$-	$-	$691,702
Non-interest bearing deposits	236,847	236,847	-	236,847	-
Time deposits	258,929	259,395	-	-	259,395
Total Deposits	1,187,424	1,187,944	-	236,847	951,097

Federal funds purchased and securities sold under agreement to repurchase	25,521	25,521	-	-	25,521
Federal Home Loan Bank advances	24,682	24,604	-	-	24,604
Interest payable	3,728	3,728	-	-	3,728

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2018
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$38,365	$38,365	$38,365	$-	$-
Interest-bearing time deposits	4,019	3,954	-	3,954	-
Securities - available-for-sale	168,447	168,447	36,935	130,085	1,427
Other securities	3,679	3,679	-	-	3,679
Loans held for sale	495	495	-	-	495
Loans, net	839,599	823,914	-	-	823,914
Interest receivable	4,542	4,542	-	-	4,542

Financial Liabilities:
Interest bearing deposits	$525,955	$525,955	$-	$-	$525,955
Non-interest bearing deposits	215,422	215,422	-	215,422	-
Time deposits	187,413	187,545	-	-	187,545
Total Deposits	928,790	928,922	-	215,422	713,500

Federal funds purchased and securities sold under agreement to repurchase	32,181	3,181	-	-	32,181
Federal Home Loan Bank advances	-	-	-	-	-
Interest payable	418	418	-	-	418

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$22,883	$-	$-
U.S. Government agencies	-	74,215	-
Mortgage-backed securities	-	37,894	-
State and local governments	-	38,247	1,443
Total Securities Available-for-Sale	$22,883	$150,356	$1,443

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$22,830	$-	$-
U.S. Government agencies	14,105	55,222	-
Mortgage-backed securities	-	36,262	-
State and local governments	-	38,601	1,427
Total Securities Available-for-Sale	$36,935	$130,085	$1,427

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of March 31, 2019 and March 31, 2018.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2019	$-	$1,427	$1,427

Change in Market Value	-	16	16

Payments & Maturities	-	-	-

Balance at March 31, 2019	$-	$1,443	$1,443

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2018	$-	$1,428	$1,428

Change in Market Value	-	(5)	(5)

Payments & Maturities	-	-	-

Balance at March 31, 2018	$-	$1,423	$1,423

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At March 31, 2019 and December 31, 2018, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2019 and December 31, 2018, fair value of collateral dependent impaired loans categorized as Level 3 was $195 and $215 thousand, respectively. The specific allocation for impaired loans was $59 and $31 thousand as of March 31, 2019 and December 31, 2018, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	March 31, 2019	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,443	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.27%)

Collateral dependent impaired loans	195	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (23.33%)

Other real estate owned - residential	-	Appraisals	Discount to reflect current market	0-20% (0% )

Other real estate owned - commercial	29	Appraisals	Discount to reflect current market	0-20% (48.67% )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2018	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,427	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.51%)

Collateral dependent impaired loans	215	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (12.38%)

Other real estate owned - residential	-	Appraisals	Discount to reflect current market	— % ( — )

Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

The following table presents impaired loans and other real estate owned as recorded at fair value on March 31, 2019 and December 31, 2018:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2019
	(In Thousands)
	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$195	$-	$-	$195
Other real estate owned - residential	-	-	-	-
Other real estate owned - commercial	29	-	-	29

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018
(In Thousands)
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$215	$-	$-	$215
Other real estate owned - residential	-	-	-	-
Other real estate owned - commercial	-	-	-	-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no Federal Funds purchased as of March 31, 2019 and $6.5 million as of December 31, 2018, respectively.  During the same time periods, the company also had $25.5 million and $25.7 million in securities sold under agreement to repurchase.

	March 31, 2019
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	681	-	-	24,840	25,521
	$681	$-	$-	$24,840	$25,521

	December 31, 2018
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$6,486	$-	$-	$-	$6,486
Repurchase agreements
US Treasury & agency securities	806	-	-	24,889	25,695
	$7,292	$-	$-	$24,889	$32,181

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted.  The Company has adopted ASU 2016-02 on January 1, 2019 and recorded a right of use asset and a corresponding liability in the amount of $491.7 thousand.  This did not have a significant impact on the company’s financial statements.

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

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities).  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has contracted with an external advisor and has formed a committee to determine the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results. The Company is in the early stages of CECL conversion analysis with use of a third party service provider and is working to run parallel for a minimum of the last two quarters of 2019.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company completed the merger with Limberlost on January 1, 2019 and three weeks later integrated the Bank of Geneva into The Farmers & Merchants State Bank’s core operating system. The first quarter of 2019 has been impacted by a very labor-intensive process as we welcomed new employees, customers and shareholders into the F&M family. Training and reconciliation of items has been priority one and has involved many extra hours from all parties involved. Training will continue to be a focus throughout the next two quarters. Great benefits will follow as the Company continues its strategy for long-term sustainable growth from the six offices that have been added.  Financially, the merger is expected to be accretive to earnings during 2019, as a larger legal lending limit will enable the expansion of existing customer’s borrowings, a wider range of products and services becomes available to all customers, and a larger organization provides additional revenue-generating opportunities for our employees. F&M will continue to operate on the foundation of a strong community bank platform in the communities we serve.

The positive effect of the merger is in having the balances added on day one of 2019 so we have a whole year of earnings to offset the expense.  The negative effect is that most of the acquisition costs have been paid in the first quarter with only three months of earnings available to offset these costs. In first quarter 2019, approximately $1.3 million of direct acquisition costs have been expensed which doesn’t include the many indirect or soft costs such as overtime or the purchase accounting expenses surrounding the goodwill and fair value calculations.

Overall, the local economies continue to remain strong. The manufacturing sector has shown some expansion though tempered somewhat by possible recession concerns for 2020. Unemployment in our market areas remains low and has impacted expansion strategies. Finding quality employees is a challenge for all including the Company.

The agricultural sector faces similar challenges as last year with low grain prices (imports still impacting prices along with farm bill) and a very wet first quarter.  However, there is time for both situations to improve before it will affect the agricultural community. Land values for good soil types are holding while sales on marginal soil types continue to show a slight deterioration in prices.

Federal rate increases have resulted in a widening of the net interest margin though Fed appears to be on hold for future increases in 2019. Pressure continues to build on cost of funds as depositors seek out higher rates. The Bank has offered new products in 2019 to attract new depositors and for current depositors to increase their holdings with us. Competitive pressure has forced us to increase rates and thereby put pressure on the margin. The Bank of Geneva had a larger net interest margin than F&M which will help widen the margin in 2019.

The dividend declared for the first quarter represented a 15.4% increase over the declaration of the same period last year. Core earnings were strong for the first quarter and exceeded the prior quarter and first quarter last year after acquisition related expenses are factored out. The focus remains on growth for 2019 along with the widening of our footprint from additional offices. Welcoming and developing our newest offices is also important and a priority. The Company is positioned for positive results in 2019 and remains well capitalized.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.  The Bank operates thirty full service banking offices throughout Northwest Ohio and Northeast Indiana.

The Bank opened an additional office during February of 2018 in Findlay, Ohio and the office is located in Hancock County. The Bank purchased the building in 2017 and was subsequently remodeled.  On January 1, 2019, six Bank of Geneva offices located in the Indiana counties of Adams, Allen and Jay, were merged with and into The Farmers & Merchants State Bank.  The Bank has continued its expansion strategy and the new offices are expected to provide new growth opportunities.

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

At March 31, 2019, we had 313 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory.  We consider our employee relations to be good.

REGULATORY DEVELOPMENTS

The Bank remains attentive to the current regulatory environment in light of the regulatory agencies’ risk-based approach to examinations.  Regulatory changes and the complexity of new and amended rules have resulted in lack of clarity and uncertainties which could pose an increased risk of noncompliance.  Various significant mortgage rules require monitoring by means of testing, validation of results, additional training, and further research or consultation to assist with ongoing compliance.

The Economic Growth Regulatory Relief and Consumer Protection Act (EGRRCPA) was signed into law in May 2018.   EGRRCPA was intended to pave the way for banks to lend to creditworthy borrowers and better serve their communities.  Regulatory relief was not immediate, as guidance and new rulemaking remains to be completed to implement many of the changes.  The Bank along with many community banks welcome the rollback of some burdensome requirements resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act.   Sections in the EGRRCPA address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank holding companies, capital access; and protections for student borrowers.  Implementation of the rules and guidance for the various provisions of the EGRRCPA will commence as rulemaking occurs.

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

These U.S. Department of the Treasury’s final rules on Customer Due Diligence (CDD) and Beneficial Ownership added a fifth core element to the original core elements necessary for an effective Bank Secrecy Act and Anti-Money Laundering compliance program.  These rules were effective in May 2018.  The CDD Final Rule is a significant step toward greater financial transparency.  Prior to these new rules, the ability for individuals to hide financial activity through anonymous ownership of business entities was a weakness in the fight against financial crime.  By gaining a more complete profile of entity customers, financial institutions can help further reduce the flow of illicit funds through the US banking system.  The CDD and Beneficial Ownership final rules added a fifth core element to the original core elements necessary for an effective Bank Secrecy Act and Anti-Money Laundering compliance program.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At March 31, 2019 OREO property holdings were $510 thousand. OREO totaled $600 thousand and $651 thousand as of December 31, 2018 and March 31, 2018 respectively.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2019 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits, sale of securities or borrowings. Growing deposits will also be a focus especially in our newer markets. The Bank decreased the level of pledged securities by offering the Insured Cash Sweep, “ICS” product accessed through the Promontory network of financial institutions as compared to a year ago.  This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth. Competition for deposits is intense with most competitors offering “special” rates for specific terms.

Liquidity in terms of cash and cash equivalents ended $43.5 million higher as of March 31, 2019 than it was at yearend December 31, 2018. An increase in securities held along with increased deposits funded the $252.2 million increase in net loans since yearend 2018. All loan portfolios increased as a result of the Limberlost acquisition with the largest loan growth having occurred in agricultural real estate and consumer portfolios.  Commercial real estate and commercial and industrial portfolios also experienced large increases.

In comparing to the same prior year period, the March 31, 2019 (net of deferred fees and cost) loan balances of $1.1 billion accounted for $267.2 million or 32.0% increase when compared to 2018’s $834.7 million.  The year over year improvement in all loan categories was made up of a combined increase of 200.6% in agricultural related loans (comprised of 185.5% in agricultural real estate loans and 15.1% in non-real estate agricultural loans).  Consumer real estate loans increased by 90.9%, consumer loans by 23.5%, Industrial Development Bonds (“IDB’s”) by 16.3%, and commercial and industrial loans by 11.7%.  The Company credits the growth not only to the Limberlost acquisition, but also the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of March 31, for the last three years, net of deferred fees and costs.

	(In Thousands)
	March 31, 2019	March 31, 2018	March 31, 2017
	Amount	Amount	Amount
Consumer Real Estate	$160,489	$84,052	$84,081
Agricultural Real Estate	192,887	67,569	62,803
Agricultural	115,043	99,954	87,078
Commercial Real Estate	440,488	414,666	382,183
Commercial and Industrial	137,976	123,515	115,516
Consumer	47,696	38,631	33,878
Industrial Development Bonds	7,384	6,350	5,667

Total Loans, net	$1,101,963	$834,737	$771,206

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2017, 2018, and 2019. The security portfolio increased $6.2 million in the first three months 2019 from yearend 2018. The amount of pledged investment securities increased by $1.3 million as compared to yearend and increased $996 thousand as compared to March 31, 2018. The difference in the growth and consequently pledged securities, improves liquidity with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of March 31, 2019, pledged investment securities totaled $83.1 million.  The current portfolio is in a net unrealized loss position of $2.0 million.

For the Bank, an additional $31.2 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $119 million available provided adequate collateral is pledged.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

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

Overall total assets increased 31.3% since yearend 2018 and grew 30.4% since March 31, 2018. The largest growth in both periods was in the loan portfolios followed by goodwill.

Deposits accounted for the largest growth within liabilities, up 27.8% or $258.6 million since yearend and 24.6% or $234.1 million over March 31, 2018 balances. Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $73.6 million as of the first quarter of 2019 compared to yearend 2018, as the acquisition of Limberlost, which included stock in the transaction, was completed on January 1, 2019 along with earnings exceeding dividend declarations in the first quarter. Accumulated other comprehensive loss decreased in loss position by $1.4 million from December 2018.   Dividends declared were the same as the fourth quarter at $0.15 per share.  Compared to March 31, 2018, shareholders’ equity increased 60.8% or $82.1 million.  Profits are lower year-to-date March 2019 than year-to-date March 2018 by $543 thousand due to acquisition expenses totaling $1.3 million impacting 2019.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement increased to 2.5% for calendar year 2019.  As of March 31, 2019, the Company and the Bank are both positioned well above the 2019 requirement.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	10.86%
Risk Based Capital Tier I	13.13%
Total Risk Based Capital	13.74%
Stockholders' Equity/Total Assets	14.80%
Capital Conservation Buffer	5.74%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended March 31, 2019 and 2018

When comparing first quarter 2019 to first quarter 2018, average loan balances with the acquisition of Limberlost grew $282.9 million. This represented a 34.3% increase in a one year time period. Interest income on loan balances also experienced an increase of $4.6 million as compared to the quarter ended March 31, 2018.  Increases in the prime lending rate between the periods also contributed to the improvement in interest income and rate yield.

The higher levels of loan interest income helped to offset the available-for-sale securities portfolio, which decreased in average balances when comparing to the previous year. The decreased balances were expected as available-for-sale securities were used as a source of funds for loan growth. The income associated with the security portfolio increased $53 thousand over first quarter 2018.

Overall, interest income for the quarter comparisons was higher for first quarter 2019 by 42.4% or $4.7 million as to first quarter 2018.

In terms of annualized yield, for the quarter ended March 31, 2019, it was 4.80% which compares to a year ago first quarter ended March 31, 2018 of 4.28%. The following chart demonstrates the value of increased loan balances in the balance sheet mix, even if offset by lower balances in the available-for-sale security portfolio. During the current quarter, securities were sold realizing a loss of $26 thousand to fund growth and pay off some of the FHLB advances that were derived from the acquisition of Limberlost.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	(In Thousands)
	Quarter to Date Ended March 31, 2019		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2019	March 31, 2018
Loans	$1,108,031	$14,680	5.30%	4.90%
Taxable investment securities	151,885	842	2.22%	1.90%
Tax-exempt investment securities	34,513	170	2.49%	2.44%
Fed funds sold & other	31,394	170	2.17%	1.53%
Total Interest Earning Assets	$1,325,823	$15,862	4.80%	4.28%

Change in Interest Income Quarter to Date March 31, 2019 Compared to March 31, 2018

	(In Thousands)
Interest Earning Assets:	Change	Due to Volume	Due to Rate
Loans	$4,578	$3,749	$829
Taxable investment securities	123	1	122
Tax-exempt investment securities	(70)	(95)	25
Fed funds sold & other	95	64	31
Total Interest Earning Assets	$4,726	$3,719	$1,007

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2019.  First quarter 2019 was higher by $1.6 million than first quarter 2018.  Since 2018 with the Limberlost acquisition, average interest-bearing deposit balances have increased $172.1 million and resulted in $1.3 million more in interest expense for the most recent quarter.  During the quarter, 10- and 34-month CD specials and 31-month IRA specials have been rolled out which carry a higher interest rate, in addition to rates increasing on Kasasa II savings, account balances over $20,000 and Ultimate checking accounts.  Additionally, interest expense on FHLB borrowings was up $267 thousand in the first quarter 2019 over the same time frame in 2018 due to borrowings taken on from the acquisition.

	(In Thousands)
	Quarter to Date Ended March 31, 2019		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	March 31, 2019	March 31, 2018
Savings deposits	$671,227	$1,527	0.91%	0.53%
Other time deposits	243,342	1,086	1.79%	1.24%
Other borrowed money	29,392	287	3.91%	1.60%
Fed funds purchased & securities
sold under agreement to repurchase	33,794	185	2.19%	1.83%
Total Interest Bearing Liabilities	$977,755	$3,085	1.26%	0.75%

Change in Interest Expense Quarter to Date March 31, 2019 Compared to March 31, 2018

	(In Thousands)
Interest Bearing Liabilities:	Change	Due to Volume	Due to Rate
Savings deposits	$786	$261	$525
Other time deposits	508	257	251
Other borrowed money	267	238	29
Fed funds purchased & securities
sold under agreement to repurchase	61	37	24
Total Interest Bearing Liabilities	$1,622	$793	$829

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overall, net interest spread for the first quarter 2019 is higher than last year.  As the following chart illustrates, higher yields on interest and dividend income did offset the higher interest expense in the most recent quarter when comparing to the same period a year ago.

	March 31, 2019	March 31, 2018	March 31, 2017
Interest/Dividend income/yield	4.80%	4.28%	3.98%
Interest Expense/cost	1.26%	0.75%	0.65%
Net Interest Spread	3.54%	3.53%	3.33%
Net Interest Margin	3.87%	3.72%	3.50%

Net interest income was up $3.1 million for the first quarter 2019  over the same time frame in 2018 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned.  As the new loans added in 2018 and 2019 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits have and will continue to put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations - First Quarter 2019 to First Quarter 2018

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer loan portfolios accounted for the largest component of charge-offs and recoveries for first quarter of 2019 and 2018.  As was mentioned in previous discussion, the commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $10 thousand lower for the first quarter 2019 as compared to the same quarter 2018.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $62 thousand higher in first quarter 2019 than the same quarter 2018.  Recoveries were $1 thousand higher in first quarter 2019 as compared to first quarter 2018.  Combined net charge-offs were $61 thousand higher in first quarter 2019 than the same time period 2018. Past due loans increased $1.1 million from March 31, 2018 as compared to March 31, 2019.  The majority of the change is attributed to the increase of past due balances in the consumer real estate, agricultural, and consumer portfolios while the commercial and industrial portfolio decreased.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended March 31, 2019, 2018, and 2017.

	(In Thousands)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Loans, net	$1,101,963	$834,737	$771,206
Daily average of outstanding loans	$1,108,031	$825,109	$762,126

Allowance for Loan Losses - Jan 1	$6,775	$6,868	$6,784
Loans Charged off:
Consumer Real Estate	-	34	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	14	0
Commercial and Industrial	-	-	-
Consumer	207	97	44
	207	145	44
Loan Recoveries:
Consumer Real Estate	-	-	10
Agriculture Real Estate	-	-	-
Agricultural	1	3	1
Commercial Real Estate	2	2	2
Commercial and Industrial	3	2	3
Consumer	32	30	21
	38	37	37
Net Charge Offs	169	108	7
Provision for loan loss	30	40	73
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - March 31	6,636	6,800	6,850
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31	346	265	219
Total Allowance for Credit Losses - March 31	$6,982	$7,065	$7,069
Ratio of net charge-offs to average Loans outstanding	0.02%	0.01%	0.00%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	558.92%	755.19%	478.96%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans classified as nonaccrual were higher as of March 31, 2019 at $1.2 million as compared to $900 thousand as of March 31, 2018.  The majority of the increase is in the consumer real estate portfolio.

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

The following table presents the balances for allowance of loan losses by loan type for three months ended March 31, 2019 and March 31, 2018.

	(In Thousands)		(In Thousands)
	March 31, 2019		March 31, 2018
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$268	14.56%	$254	10.07%
Agricultural Real Estate	270	17.50%	263	8.10%
Agricultural	706	10.44%	706	11.97%
Commercial Real Estate	3,203	39.98%	3,674	49.67%
Commercial and Industrial	1,490	13.19%	1,443	15.56%
Consumer	496	4.33%	431	4.63%
Unallocated	203	0.00%	29	0.00%
Allowance for Loan & Lease Losses	6,636		6,800
Off Balance Sheet Commitments	346		265
Total Allowance for Credit Losses	$6,982		$7,065

Noninterest Income

Noninterest income was up $85 thousand for the first quarter 2019 over the same time frame in 2018.  The Company has seen a decrease in its mortgage production volume and the gain on the sale of these loans was $30 thousand lower for the first quarter 2019 over the same period in 2018. Loan originations on loans held for sale for the first quarter 2019 were $8.3 million with proceeds from sale at $7.8 million for 2019 compared to 2018’s first quarter activity of $11.6 million in originations and $10.0 million in sales.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

The largest fluctuation in noninterest income was in the combined service fee lines, which was $141 thousand higher than the same quarter last year.  The increase was due to multiple small increments in all areas rather than in one service.  The Company did sell some of its available-for-sale portfolio in first quarter 2019 and recognized a $26 thousand loss.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the first quarter of 2019, mortgage servicing rights caused a net $12 thousand in income, in comparison to a net $14 thousand income for the first quarter of  2018. The slightly lower capitalized additions for 2019 are attributed to a lower loan origination level of 1-4 families combined with a higher mortgage servicing rights value being applied to originations of 1-4 families in 2019 as compared to 2018. For loans of 15 years and less, the value was 1.124% in the first quarter 2019 versus .972% in first quarter 2018. For loans over 15 years, the value was 1.309% versus 1.168% for the same periods respectively. The carrying value is well below the market value of $3.6 million which indicates any large expense to fund the valuation allowance to be unlikely in 2019.

	(In Thousands)
	2019	2018
Beginning Balance, January 1,	$2,385	$2,299
Capitalized Additions	$87	99
Amortization	$(75)	(85)
Ending Balance, March 31,	$2,397	2,313
Valuation Allowance	$-	-
Mortgage Servicing Rights net, March 31,	$2,397	$2,313

Noninterest Expense

For the first quarter 2019, noninterest expenses were $3.9 million higher than for the same quarter in 2018.  Of this increase, $1.3 million was third party acquisition related costs in connection with the Limberlost transaction.  Salaries, wages, and employee benefits increased $1.5 million, with the addition of the acquired offices, normal merit increases, and increased employer taxes related to the vesting of restricted stock awards and the incentive payout.  Acquisition costs included in these categories were $108 thousand.  Furniture and equipment expenses increased $189 thousand from the prior year primarily due to an increase in depreciation of $116 thousand and maintenance contracts of $65 thousand.  Data processing charges increased $968 thousand for first quarter 2019 attributed to $892 thousand of acquisition expenses. Other general and administrative expenses were up $746 thousand compared to first quarter 2018 with $238 thousand arising from the acquisition. Core deposit intangible increased $140 thousand, loan and collection expense increase $25 thousand, stationary/printing expenses increased $28 thousand and dues, subscription and membership increased $38 thousand.  These increased expenses were offset by a reduction in entertainment, education and OREO real estate taxes.

Net Income

Results overall, net income in the first quarter of 2019 was down $543 thousand as compared to the same quarter last year.  Excluding tax adjusted acquisition costs, net income would have been approximately $4.3 million, an increase of $1.1 million as shown in the below table.

	(in thousands of dollars)
	Three Months Ended
Non-GAAP Reconciliation of Net Income	March 31, 2019	March 31, 2018
	(Unaudited)
Net income as reported	$3,224	$3,767
Acquisition expenses	1,287	-
Tax effect	(258)	-
Net income excluding acquisition expenses	$4,253	$3,767

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

[ Remainder of this page intentionally left blank ]

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
4.72%	16.25%	Rising	3.00%	64,394	13.26%
4.44%	9.44%	Rising	2.00%	61,218	7.68%
4.16%	2.49%	Rising	1.00%	58,021	2.05%
4.06%	0.00%	Flat	0.00%	56,855	0.00%
3.74%	-8.00%	Falling	-1.00%	53,190	-6.45%
3.47%	-14.51%	Falling	-2.00%	50,277	-11.57%
3.18%	-21.82%	Falling	-3.00%	47,234	-16.92%

The net interest margin represents the forecasted twelve month margin. The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months and over a 24 month time frame. It also shows the effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen the term of some of the Bank’s fixed rate liabilities or sources of funds to decrease the exposure to a rising rate environment.  Of course, customer desires also impact the Bank’s ability to attract longer term deposits.  Some movement into the longer term time deposits has occurred. Over the past five year period, the Bank has experienced a decrease in the time balances of our deposit portfolio, and therefore, a loss of term funding.  Over the past two years, the Bank has also paid off term borrowings with the last $5 million maturing last year; however, additional borrowings were a part of the Limberlost acquisition in 2019.

The shock chart currently shows a widening net interest margin over the next twelve months in an increasing rate environment with a tightening in a falling rate environment.  Cost of funds are at 1.26% so the lowest shock of 100 basis points is where the Bank can take full advantage and reprice funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment only shows improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4 CONTROLS AND PROCEDURES

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 . There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2019.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2019 to 1/31/2019	911	(2)	38.26	(2)	—	500,000

2/1/2019 to 2/28/2019	5,647	(2)	31.53	(2)	—	500,000

3/1/2019 to 3/31/2019	—		—		—	500,000
Total	6,558		32.46		—	500,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 18, 2019.  On that date, the Board of Directors authorized the repurchase of 500,000 common shares between January 18, 2019 and December 31, 2019.

(2)	Shares which were repurchased for taxes on vested stock awards are outside of this program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

2.1	Agreement and Plan of Reorganization and Merger (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the Commission on August 20, 2018).
3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schem Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date:	May 1, 2019	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	May 1, 2019	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer