Form 10-Q
period 2019-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2019-07-24
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2019

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

(419) 446-2501

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange
Common Stock, No Par Value	FMAO	NASDAQ Capital Market

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	11,106,183
Class	Outstanding as of July 19, 2019

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

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$108,085	$37,492
Federal funds sold	15,193	873
Total cash and cash equivalents	123,278	38,365
Interest-bearing time deposits	4,509	4,019
Securities - available-for-sale	204,415	168,447
Other securities, at cost	5,789	3,679
Loans held for sale	1,909	495
Loans, net	1,084,448	839,599
Premises and equipment	26,013	22,615
Goodwill	47,340	4,074
Mortgage servicing rights	2,465	2,385
Other real estate owned	329	600
Bank owned life insurance	15,050	14,884
Other assets	15,002	17,001
Total Assets	$1,530,547	$1,116,163
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$242,510	$215,422
Interest-bearing
NOW accounts	430,505	298,254
Savings	293,179	227,701
Time	276,153	187,413
Total deposits	1,242,347	928,790
Federal funds purchased and securities sold under agreements to repurchase	27,102	32,181
Federal Home Loan Bank (FHLB) advances	24,532	-
Dividend payable	1,654	1,379
Accrued expenses and other liabilities	10,865	10,526
Total liabilities	1,306,500	972,876
Commitments and Contingencies
Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 6/30/19, 10,400,000 shares 12/31/18	81,955	10,823
Treasury stock - 1,123,817 shares 6/30/19, 1,114,739 shares 12/31/18	(12,707)	(12,409)
Retained earnings	153,993	147,887
Accumulated other comprehensive income (loss)	806	(3,014)
Total stockholders' equity	224,047	143,287
Total Liabilities and Stockholders' Equity	$1,530,547	$1,116,163

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2018, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest Income
Loans, including fees	$16,723	$10,521	$31,403	$20,623
Debt securities:
U.S. Treasury and government agencies	816	612	1,529	1,235
Municipalities	211	289	422	570
Dividends	76	53	164	108
Federal funds sold and other	457	62	627	137
Total interest income	18,283	11,537	34,145	22,673
Interest Expense
Deposits	3,339	1,389	5,952	2,708
Federal funds purchased and securities sold under agreements to repurchase	141	118	326	242
Borrowed funds	269	20	556	40
Total interest expense	3,749	1,527	6,834	2,990
Net Interest Income - Before Provision for Loan Losses	14,534	10,010	27,311	19,683
Provision for Loan Losses	133	132	163	172
Net Interest Income After Provision For Loan Losses	14,401	9,878	27,148	19,511
Noninterest Income
Customer service fees	1,694	1,465	3,272	2,931
Other service charges and fees	1,091	1,040	2,132	2,052
Net gain on sale of loans	196	301	298	433
Net loss on sale of available-for-sale securities	-	-	(26)	-
Total noninterest income	2,981	2,806	5,676	5,416
Noninterest Expense
Salaries and wages	3,830	3,225	8,142	6,535
Employee benefits	1,223	848	2,817	1,984
Net occupancy expense	614	441	1,281	828
Furniture and equipment	763	565	1,459	1,072
Data processing	376	305	1,675	636
Franchise taxes	229	228	487	467
ATM expense	418	333	865	645
Advertising	382	247	642	433
Net (gain) loss on sale of other assets owned	28	(1)	43	16
FDIC assessment	98	81	194	168
Mortgage servicing rights amortization	105	95	180	180
Consulting fees	95	178	208	288
Other general and administrative	1,551	1,093	3,230	2,026
Total noninterest expense	9,712	7,638	21,223	15,278
Income Before Income Taxes	7,670	5,046	11,601	9,649
Income Taxes	1,490	932	2,197	1,768
Net Income	$6,180	$4,114	$9,404	$7,881
Basic and Diluted Earnings Per Share	$0.56	$0.44	$0.85	$0.85
Dividends Declared	$0.15	$0.14	$0.30	$0.27

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net Income	$6,180	$4,114	$9,404	$7,881
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	3,061	(344)	4,810	(2,815)
Reclassification adjustment for loss on sale of available-for-sale securities	-	-	26	-
Net unrealized gain (loss) on available-for-sale securities	3,061	(344)	4,836	(2,815)
Tax expense (benefit)	643	(72)	1,016	(591)
Other comprehensive income (loss)	2,418	(272)	3,820	(2,224)
Comprehensive Income	$8,598	$3,842	$13,224	$5,657

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND six Months Ended JUNE 30, 2018

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2018	9,265,880	$11,546	$(12,160)	$136,547	$(1,826)	$134,107
Net income				3,767		3,767
Other comprehensive loss					(1,952)	(1,952)
Adoption of ASU 2018-02				360	(360)	-
Issuance of 100 shares of restricted stock	100	(16)	2	2		(12)
Stock-based compensation expense		160				160
Cash dividends declared - $0.13 per share				(1,193)		(1,193)
Balance - March 31, 2018	9,265,980	$11,690	$(12,158)	$139,483	$(4,138)	$134,877
Net income				4,114		4,114
Other comprehensive loss					(272)	(272)
Forfeiture of 600 shares of restricted stock	(600)	(2)	(28)	17		(13)
Stock-based compensation expense		154				154
Cash dividends declared - $0.14 per share				(1,284)		(1,284)
Balance - June 30, 2018	9,265,380	$11,842	$(12,186)	$142,330	$(4,410)	$137,576

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND six Months Ended JUNE 30, 2019

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2019	9,285,261	$10,823	$(12,409)	$147,887	$(3,014)	$143,287
Net income				3,224		3,224
Other comprehensive income					1,402	1,402
Issuance of 1,830,000 shares of common stock in acquisition	1,830,000	70,437				70,437
Purchase of Treasury stock	(6,558)		(213)			(213)
Issuance of 400 shares of restricted stock (Net of Forfeitures - 2,040)	(1,640)	66	(58)	9		17
Stock-based compensation expense		434				434
Cash dividends declared - $0.15 per share				(1,654)		(1,654)
Balance - March 31, 2019	11,107,063	$81,760	$(12,680)	$149,466	$(1,612)	$216,934
Net income				6,180		6,180
Other comprehensive income					2,418	2,418
Forfeiture of 880 shares of restricted stock	(880)	38	(27)	2		13
Stock-based compensation expense		157				157
Cash dividends declared - $0.15 per share				(1,655)		(1,655)
Balance - June 30, 2019	11,106,183	$81,955	$(12,707)	$153,993	$806	$224,047

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net income	$9,404	$7,881
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,317	919
Amortization of available-for-sale securities, net	367	500
Amortization of servicing rights	180	180
Amortization of core deposit intangible	364	84
Net amortization (accretion) of fair value adjustments	(1,680)	3
Stock-based compensation expense	591	314
Deferred income taxes	(200)	-
Provision for loan loss	163	172
Gain on sale of loans held for sale	(298)	(433)
Originations of loans held for sale	(25,680)	(27,216)
Proceeds from sale of loans held for sale	23,710	27,618
Loss on sale of other assets owned	43	16
Loss on sales of securities available-for-sale	26	-
Change in other assets and other liabilities, net	4,790	(2,354)
Net cash provided by operating activities	13,097	7,684
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	4,932	8,712
Sales	11,100	-
Purchases	(30,063)	(2,695)
Activity in other securities, at cost:
Sales	237	-
Change in interest-bearing time deposits	(490)	(1)
Proceeds from sale of other assets owned	371	9
Additions to premises and equipment	(2,169)	(1,153)
Loan originations and principal collections, net	14,995	(7,903)
Acquisition of Limberlost, net of cash received	(2,089)	-
Net cash used in investing activities	(3,176)	(3,031)
Cash Flows from Financing Activities
Net change in deposits	107,256	11,426
Net change in federal funds purchased and securities sold under agreements to repurchase	(5,079)	(15,597)
Repayment of FHLB advances	(23,938)	-
Purchase of treasury stock	(213)	-
Cash dividends paid on common stock	(3,034)	(2,385)
Net cash provided by (used in) financing activities	74,992	(6,556)
Net Increase (Decrease) in Cash and Cash Equivalents	84,913	(1,903)
Cash and Cash Equivalents - Beginning of year	38,365	34,467
Cash and Cash Equivalents - End of period	$123,278	$32,564

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)  (Continued)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2019	June 30, 2018
Supplemental Information
Cash paid during the year for:
Interest	$6,060	$2,993
Income taxes	245	1,307
Noncash investing activities:
Transfer of loans to other real estate owned	143	-
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

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that are expected for the year ended December 31, 2019.  The condensed consolidated balance sheet of the Company as of  December 31, 2018, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

In 2019, the Company has incurred additional third-party acquisition-related costs of $1.246 million.  These expenses are comprised of data processing of $867.6 thousand, employee benefits of $145.1 thousand, ATM expense of $31.4 thousand, consulting fees of $19.3 thousand and other general and administrative expense of $182.3 thousand in the Company’s consolidated statement of income for the year ended June 30, 2019.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet at June 30, 2019.  The amounts of loans at June 30, 2019 are as follows:

2019
(In Thousands)
Balance - January 1, 2019
Commercial	$4,094
Consumer RE	231
Consumer	71
Carrying amount, net of allowance of $2,118	$2,278

Balance - June 30, 2019
Commercial	$117
Consumer RE	73
Consumer	32
Carrying amount, net of allowance of $96	$126

Loans acquired during 2019 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Commercial	$4,215
Consumer RE	261
Consumer	94
Total required payments receivable	$4,570

Cash flows expected to be collected at acquisition	$2,788

Basis in acquired loans at acquisition	$4,396

During the quarter, two commercial purchased credit-impaired loans were paid off in full after the customer was able to secure financing at another financial institution.  The associated credit loss of $1.985 million has been included in loan interest income in the Company’s consolidated statement of income for the quarter and year ended June 30, 2019.  The balance of the allowance for loan losses for loans acquired and accounted for under this guidance (ASC 310-30) was $96 thousand at June 30, 2019 and $2.118 million on January 1, 2019, respectively.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In Thousands)	(In Thousands)
Beginning Balance	$2,436	$2,544
Additions	5	6
Accretion	(110)	(219)
Reclassification from nonaccretable difference	-	-
Disposals	(2)	(2)
Ending Balance	$2,329	$2,329

The results of operations of Bank of Geneva have been included in the Company’s consolidated financial statements since the acquisition date of January 1, 2019.  The following schedule includes pro-forma results for the three and six months ended June 30, 2019 and 2018 as if the Bank of Geneva acquisitions had occurred as of the beginning of the comparable prior reporting period.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$14,534	$15,079	$27,311	$27,718
Provision for Loan Losses	133	252	163	397
Net Interest Income After Provision for Loan Losses	14,401	14,827	27,148	27,321
Noninterest Income	2,981	2,965	5,676	5,727
Noninterest Expense	9,753	9,373	19,977	18,719
Income Before Income Taxes	7,629	8,419	12,847	14,329
Income Taxes	1,480	1,632	2,445	2,740
Net Income	$6,149	$6,787	$10,402	$11,589
Basic and Diluted Earnings Per Share	$0.56	$0.61	$0.94	$1.04

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects.  The pro-forma information for the quarter ended June 30, 2019 includes approximately $3.5 million, net of tax, of operating revenue from Bank of Geneva since acquisition.

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

The amortization expense for the six months ended June 30, 2018 was $84 thousand.  Of the $727 thousand to be expensed in 2019, $364 thousand has been expensed for the six months ended June 30, 2019.

	(In Thousands)	(In Thousands)	(In Thousands)
	Custar	Geneva	Total
2019	$167	$560	$727
2020	161	560	721
2021	-	560	560
2022	-	560	560
2023	-	560	560
2024	-	560	560
2025	-	560	560
	$328	$3,920	$4,248

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2019 and December 31, 2018,  follows:

	(In Thousands)
	June 30, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$24,838	$13	$(56)	$24,795
U.S. Government agencies	95,437	653	(146)	95,944
Mortgage-backed securities	44,763	322	(259)	44,826
State and local governments	38,357	554	(61)	38,850
Total available-for-sale securities	$203,395	$1,542	$(522)	$204,415

	(In Thousands)
	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$23,078	$6	$(254)	$22,830
U.S. Government agencies	71,235	2	(1,910)	69,327
Mortgage-backed securities	37,342	62	(1,142)	36,262
State and local governments	40,608	225	(805)	40,028
Total available-for-sale securities	$172,263	$295	$(4,111)	$168,447

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2019
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(1)	$1,797	$(55)	$21,008	$(56)	$22,805
U.S. Government agencies	(1)	5,004	(145)	38,489	(146)	43,493
Mortgage-backed securities	-	-	(259)	25,712	(259)	25,712
State and local governments	-	-	(61)	8,553	(61)	8,553
Total available-for-sale securities	$(2)	$6,801	$(520)	$93,762	$(522)	$100,563

	(In Thousands)
	December 31, 2018
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(254)	$20,861	$(254)	$20,861
U.S. Government agencies	-	-	(1,910)	64,727	(1,910)	64,727
Mortgage-backed securities	(4)	697	(1,138)	30,347	(1,142)	31,044
State and local governments	(22)	3,254	(783)	29,413	(805)	32,667
Total available-for-sale securities	$(26)	$3,951	$(4,085)	$145,348	$(4,111)	$149,299

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

Below are the gross realized gains and losses for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2019	2018	2019	2018
Gross realized gains	$-	$-	$16	$-
Gross realized losses	-	-	(42)	-
Net realized losses	$-	$-	$(26)	$-
Tax expense related to net realized losses	$-	$-	$(5)	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$45,762	$45,744
After one year through five years	57,593	57,516
After five years through ten years	54,003	55,077
After ten years	1,274	1,252
Total	$158,632	$159,589
Mortgage-backed securities	44,763	44,826
Total	$203,395	$204,415

Investments with a carrying value of $86.2 million and $81.8 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock as of June 30, 2019.  As of  December 31, 2018, other securities only includes Federal Home Loan Bank of Cincinnati stock.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  June 30, 2019 and December 31, 2018:

	(In Thousands)
Loans:	June 30, 2019	December 31, 2018
Consumer Real Estate	$159,540	$80,766
Agricultural Real Estate	193,768	68,609
Agricultural	113,755	108,495
Commercial Real Estate	443,257	419,784
Commercial and Industrial	125,609	121,793
Consumer	48,952	41,953
Other	7,341	5,889
	1,092,222	847,289
Less: Net deferred loan fees and costs	(1,091)	(915)
	1,091,131	846,374
Less: Allowance for loan losses	(6,683)	(6,775)
Loans - Net	$1,084,448	$839,599

Other loans primarily fund public improvement in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2019:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$66,403	$93,137
Agricultural Real Estate	89,487	104,281
Agricultural	60,789	52,966
Commercial Real Estate	270,572	172,685
Commercial and Industrial	63,473	62,136
Consumer	44,346	4,606
Other	7,242	99

As of June 30, 2019 and December 31, 2018 one to four family residential mortgage loans amounting to $93.4 and $14.9 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of June 30, 2019 and December 31, 2018, net of deferred loan fees and costs:

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,124	$47	$524	$1,695	$157,262	$158,957	$-
Agricultural Real Estate	771	-	198	969	192,647	193,616	-
Agricultural	1,473	-	74	1,547	112,359	113,906	-
Commercial Real Estate	-	-	-	-	442,538	442,538	-
Commercial and Industrial	-	14	-	14	133,000	133,014	-
Consumer	124	9	13	146	48,954	49,100	-

Total	$3,492	$70	$809	$4,371	$1,086,760	$1,091,131	$-

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$342	$24	$254	$620	$79,612	$80,232	$-
Agricultural Real Estate	-	-	-	-	68,588	68,588	-
Agricultural	-	-	-	-	108,616	108,616	-
Commercial Real Estate	-	-	-	-	419,131	419,131	-
Commercial and Industrial	-	-	-	-	127,752	127,752	-
Consumer	85	24	8	117	41,938	42,055	-

Total	$427	$48	$262	$737	$845,637	$846,374	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2019 and December 31, 2018:

	(In Thousands)
	June 30, 2019	December 31, 2018

Consumer Real Estate	$953	$462
Agricultural Real Estate	198	-
Agricultural	74	-
Commercial Real Estate	-	-
Commercial & Industrial	67	72
Consumer	36	8
Total	$1,328	$542

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

Other: Primarily funds public improvements in the Bank’s service area.  Repayment ability is based on the continuance of the taxation revenue as the source of repayment.

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of June 30, 2019 and December 31, 2018:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
June 30, 2019
1-2	$33,993	$7,892	$7,724	$4,394	$-
3	53,521	40,275	83,706	19,312	2,463
4	84,260	60,437	341,424	95,720	4,878
5	17,548	5,055	8,046	4,753	-
6	4,294	247	1,638	615	-
7	-	-	-	879	-
8	-	-	-	-	-
Total	$193,616	$113,906	$442,538	$125,673	$7,341

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2018
1-2	$4,442	$5,753	$4,698	$3,199	$-
3	14,118	38,852	64,341	16,284	3,135
4	49,596	63,380	346,072	100,644	2,754
5	422	631	2,171	308	-
6	10	-	1,849	542	-
7	-	-	-	886	-
8	-	-	-	-	-
Total	$68,588	$108,616	$419,131	$121,863	$5,889

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2019 and December 31, 2018.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	June 30, 2019	December 31, 2018
Grade
Pass	$156,743	$79,121
Special Mention (5)	228	232
Substandard (6)	1,986	879
Doubtful (7)	-	-
Total	$158,957	$80,232

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Performing	$3,858	$3,909	$45,144	$38,073
Nonperforming	33	19	65	54
Total	$3,891	$3,928	$45,209	$38,127

Information about impaired loans as of June 30, 2019, December 31, 2018 and June 30, 2018 are as follows:

		(In Thousands)
	June 30, 2019	December 31, 2018	June 30, 2018

Impaired loans without a valuation allowance	$1,071	$1,808	$804
Impaired loans with a valuation allowance	1,105	246	648
Total impaired loans	$2,176	$2,054	$1,452
Valuation allowance related to impaired loans	$235	$31	$132
Total non-accrual loans	$1,328	$542	$903
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$2,201	$2,533	$1,452
Year to date average investment in impaired loans	$2,168	$1,958	$1,570

There were no additional funds available to be advanced in connection with impaired loans.

The Bank had approximately $981 thousand of its impaired loans classified as troubled debt restructured (TDR) as of June 30, 2019, $178 thousand as of December 31, 2018 and $218 thousand as of June 30, 2018.  During the year to date  2019, there were 4 new loans considered TDR.  There were no new loans considered TDR year to date 2018.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents three and six months ended June 30, 2019:

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Six Months	Number of	Modification	Modification
June 30, 2019	Contracts	Outstanding	Outstanding	June 30, 2019	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Six Months	Investment	Investment
Commercial and Industrial	4	$812	$812	Commercial and Industrial	4	$812	$812

For the three and six month period ended June 30, 2019 and 2018, there were no TDRs that subsequently defaulted after modification.

For the three and six month period ended June 30, 2019, there were no impaired loans classified as TDR paid off.

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

The following tables present loans individually evaluated for impairment by class of loans for three months ended June 30, 2019 and June 30, 2018.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended June 30, 2019		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$643	$643	$-	$644	$8	$3
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	191	191	-	191	3	-
Commercial and Industrial	237	237	-	787	3	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	219	219	54	235	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	74	74	26	74	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	812	812	155	270	12	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$862	$862	$54	$879	$8	$3
Agricultural Real Estate	$-	$-	$-	$-	$-	$-
Agricultural	$74	$74	$26	$74	$-	$-
Commercial Real Estate	$191	$191	$-	$191	$3	$-
Commercial and Industrial	$1,049	$1,049	$155	$1,057	$15	$-
Consumer	$-	$-	$-	$-	$-	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Six Months Ended June 30, 2019		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$643	$643	$-	$624	$15	$4
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	191	191	-	192	7	-
Commercial and Industrial	237	237	-	936	6	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	219	219	54	244	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	74	74	26	37	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	812	812	155	135	23	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$862	$862	$54	$868	$15	$4
Agricultural Real Estate	$-	$-	$-	$-	$-	$-
Agricultural	$74	$74	$26	$37	$-	$-
Commercial Real Estate	$191	$191	$-	$192	$7	$-
Commercial and Industrial	$1,049	$1,049	$155	$1,071	$29	$-
Consumer	$-	$-	$-	$-	$-	$-

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

As of June 30, 2019, the Company had $143 thousand of foreclosed residential real estate property obtained by physical possession and $571 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of June 30, 2018, the Company had no foreclosed residential real estate property obtained by physical possession and $255 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

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

	(In Thousands)
	Six Months Ended	Twelve Months Ended
	June 30, 2019	December 31, 2018
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,775	$6,868
Provision for loan loss	163	324
Loans charged off	(335)	(580)
Recoveries	80	163
Allowance for Loan & Lease Losses	$6,683	$6,775
Allowance for Unfunded Loan Commitments & Letters of Credit	$370	$274
Total Allowance for Credit Losses	$7,053	$7,049

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended June 30, 2019 and June 30, 2018 in addition to the ending balances as of December 31, 2018 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$268	$270	$706	$3,203	$1,490	$496	$346	$203	$6,982
Charge Offs	(14)	-	-	-	-	(114)	-	-	(128)
Recoveries	-	-	1	3	5	33	-	-	42
Provision (Credit)	21	70	49	114	(34)	111	-	(198)	133
Other Non-interest expense related to unfunded	-	-	-	-	-	-	24	-	24
Ending Balance	$275	$340	$756	$3,320	$1,461	$526	$370	$5	$7,053
Ending balance: individually evaluated for impairment	$54	$-	$26	$-	$155	$-	$-	$-	$235
Ending balance: collectively evaluated for impairment	$221	$340	$730	$3,320	$1,306	$526	$370	$5	$6,818
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$158,957	$193,616	$113,906	$442,538	$133,014	$49,100	$-	$-	$1,091,131
Ending balance: individually evaluated for impairment	$862	$-	$74	$191	$1,049	$-	$-	$-	$2,176
Ending balance: collectively evaluated for impairment	$157,909	$193,616	$113,832	$442,347	$131,848	$49,068	$-	$-	$1,088,620
Ending balance: loans acquired with deteriorated credit quality	$186	$-	$-	$-	$117	$32	$-	$-	$335

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2018	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Ending balance: individually evaluated for impairment	$26	$-	$-	$-	$5	$-	$-	$-	$31
Ending balance: collectively evaluated for impairment	$221	$250	$768	$3,217	$1,300	$484	$274	$504	$7,018
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$80,232	$68,588	$108,616	$419,131	$127,752	$42,055	$-	$-	$846,374
Ending balance: individually evaluated for impairment	$757	$-	$-	$194	$1,103	$-	$-	$-	$2,054
Ending balance: collectively evaluated for impairment	$79,359	$68,588	$108,616	$418,937	$126,649	$42,055	$-	$-	$844,204
Ending balance: loans acquired with deteriorated credit quality	$116	$-	$-	$-	$-	$-	$-	$-	$116

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$254	$263	$706	$3,674	$1,443	$431	$265	$29	$7,065
Charge Offs	-	-	-	(1)	(100)	(81)	-	-	(182)
Recoveries	-	-	3	2	3	31	-	-	39
Provision (Credit)	(3)	(8)	42	(415)	74	78	-	364	132
Other Non-interest expense related to unfunded	-	-	-	-	-	-	50	-	50
Ending Balance	$251	$255	$751	$3,260	$1,420	$459	$315	$393	$7,104
Ending balance: individually evaluated for impairment	$46	$-	$-	$-	$86	$-	$-	$-	$132
Ending balance: collectively evaluated for impairment	$205	$255	$751	$3,260	$1,334	$459	$315	$393	$6,972
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$82,368	$69,676	$104,980	$410,886	$122,510	$40,595	$-	$-	$831,015
Ending balance: individually evaluated for impairment	$860	$-	$-	$198	$394	$-	$-	$-	$1,452
Ending balance: collectively evaluated for impairment	$81,389	$69,676	$104,980	$410,688	$122,116	$40,595	$-	$-	$829,444
Ending balance: loans acquired with deteriorated credit quality	$119	$-	$-	$-	$-	$-	$-	$-	$119

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Charge Offs	(56)	-	-	-	-	(279)	-	-	(335)
Recoveries	-	-	2	5	8	65	-	-	80
Provision (Credit)	84	90	(14)	98	148	256	-	(499)	163
Other Non-interest expense related to unfunded	-	-	-	-	-	-	96	-	96
Ending Balance	$275	$340	$756	$3,320	$1,461	$526	$370	$5	$7,053
Ending balance: individually evaluated for impairment	$54	$-	$26	$-	$155	$-	$-	$-	$235
Ending balance: collectively evaluated for impairment	$221	$340	$730	$3,320	$1,306	$526	$370	$5	$6,818
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$158,957	$193,616	$113,906	$442,538	$133,014	$49,100	$-	$-	$1,091,131
Ending balance: individually evaluated for impairment	$862	$-	$74	$191	$1,049	$-	$-	$-	$2,176
Ending balance: collectively evaluated for impairment	$157,909	$193,616	$113,832	$442,347	$131,848	$49,068	$-	$-	$1,088,620
Ending balance: loans acquired with deteriorated credit quality	$186	$-	$-	$-	$117	$32	$-	$-	$335

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$343	$244	$667	$3,149	$1,546	$441	$227	$478	$7,095
Charge Offs	(34)	-	-	(16)	(100)	(177)	-	-	(327)
Recoveries	-	-	6	4	6	60	-	-	76
Provision (Credit)	(58)	11	78	123	(32)	135	-	(85)	172
Other Non-interest expense related to unfunded	-	-	-	-	-	-	88	-	88
Ending Balance	$251	$255	$751	$3,260	$1,420	$459	$315	$393	$7,104
Ending balance: individually evaluated for impairment	$46	$-	$-	$-	$86	$-	$-	$-	$132
Ending balance: collectively evaluated for impairment	$205	$255	$751	$3,260	$1,334	$459	$315	$393	$6,972
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$82,368	$69,676	$104,980	$410,886	$122,510	$40,595	$-	$-	$831,015
Ending balance: individually evaluated for impairment	$860	$-	$-	$198	$394	$-	$-	$-	$1,452
Ending balance: collectively evaluated for impairment	$81,389	$69,676	$104,980	$410,688	$122,116	$40,595	$-	$-	$829,444
Ending balance: loans acquired with deteriorated credit quality	$119	$-	$-	$-	$-	$-	$-	$-	$119

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

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Earnings per share
Net income	$6,180	$4,114	$9,404	$7,881
Less: distributed earnings allocated to participating securities	(11)	(13)	(23)	(25)
Less: undistributed earnings allocated to participating securities	(33)	(28)	(45)	(54)
Net earnings available to common shareholders	$6,136	$4,073	$9,336	$7,802

Weighted average common shares outstanding including participating securities	11,106,367	9,265,898	11,098,149	9,265,928
Less: average unvested restricted shares	(77,304)	(92,368)	(80,343)	(92,398)
Weighted average common shares outstanding	11,029,063	9,173,530	11,017,806	9,173,530
Basic earnings and diluted per share	$0.56	$0.44	$0.85	$0.85

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2019 and December 31, 2018 are reflected below.

	(In Thousands)
	June 30, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$123,278	$123,278	$123,278	$-	$-
Interest-bearing time deposits	4,509	4,509	-	4,509	-
Securities - available-for-sale	204,415	204,415	24,795	178,115	1,505
Other securities	5,789	5,789	-	-	5,789
Loans held for sale	1,909	1,909	-	-	1,909
Loans, net	1,084,448	1,064,236	-	-	1,064,236
Interest receivable	6,862	6,832	-	-	6,862

Financial Liabilities:
Interest bearing deposits	$723,684	$723,738	$-	$-	$723,738
Non-interest bearing deposits	242,510	242,510	-	242,510	-
Time deposits	276,153	276,861	-	-	276,861
Total Deposits	1,242,347	1,243,109	-	242,510	1,000,599

Federal funds purchased and securities sold under agreement to repurchase	27,102	27,102	-	-	27,102
Federal Home Loan Bank advances	24,532	24,393	-	-	24,393
Interest payable	750	750	-	-	750

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$24,795	$-	$-
U.S. Government agencies	-	95,944	-
Mortgage-backed securities	-	44,826	-
State and local governments	-	37,345	1,505
Total Securities Available-for-Sale	$24,795	$178,115	$1,505

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$22,830	$-	$-
U.S. Government agencies	14,105	55,222	-
Mortgage-backed securities	-	36,262	-
State and local governments	-	38,601	1,427
Total Securities Available-for-Sale	$36,935	$130,085	$1,427

The following table represents the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of June 30, 2019 and June 30, 2018.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2019	$-	$1,427	$1,427

Change in Market Value	-	78	78

Payments & Maturities	-	-	-

Balance at June 30, 2019	$-	$1,505	$1,505

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

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At June 30, 2019 and December 31, 2018, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2019 and December 31, 2018, fair value of collateral dependent impaired loans categorized as Level 3 was $159 and $215 thousand, respectively. The specific allocation for impaired loans was $50 and $31 thousand as of June 30, 2019 and December 31, 2018, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	June 30, 2019	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,505	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (2.53%)

Collateral dependent impaired loans	159	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (23.82%)

Other real estate owned - commercial	29	Appraisals	Discount to reflect current market	0-20% (48.67% )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2018	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,427	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.51%)

Collateral dependent impaired loans	215	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (12.38%)

Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

The following table presents impaired loans and other real estate owned as recorded at fair value on June 30, 2019 and December 31, 2018:

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2019
	(In Thousands)
	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$159	$-	$-	$159
Other real estate owned - commercial	29	-	-	29

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018
	(In Thousands)
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$215	$-	$-	$215
Other real estate owned - commercial	-	-	-	-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no Federal Funds purchased as of June 30, 2019 and $6.5 million as of December 31, 2018, respectively.  During the same time periods, the company also had $27.1 million and $25.7 million in securities sold under agreement to repurchase.

	June 30, 2019
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	1,530	-	-	25,572	27,102
	$1,530	$-	$-	$25,572	$27,102

	December 31, 2018
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$6,486	$-	$-	$-	$6,486
Repurchase agreements
US Treasury & agency securities	806	-	-	24,889	25,695
	$7,292	$-	$-	$24,889	$32,181

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company focused on returning our operations to the “quarter of execution” for the second quarter of 2019. The first quarter of 2019 was impacted by a very labor-intensive process as we welcomed new employees, customers and shareholders into the F&M family. This followed our merger with Limberlost Bancshares, Inc. on January 1, 2019 and three weeks later the integration of the Bank of Geneva into The Farmers & Merchants State Bank’s core operating system. Financially, the merger is becoming accretive to earnings during 2019, with a larger legal lending limit enabling the expansion of existing customer’s borrowings, and a wider range of product and services now available to all customers. The second quarter has been the time to focus on these new opportunities.

For the farmers in our market, a continuation of a wet first quarter occurred throughout the second quarter.  This led to many not being able to plant all or a portion of their crops.  Fortunately, most of our agricultural producers utilize crop insurance. Crop insurance is available in different levels of coverage and allows the producer to guarantee a set level of revenue if a crop is planted or if they are unable to plant.  Although crop insurance doesn’t make the farmer profitable; however, it does enable them to continue their operations. Those that are involved in livestock production will also likely feel the effect of tighter feed supplies and higher feed cost. This year’s lack of production may aid in future pricing as the excess supply of beans and the abundant supply of corn from prior years will be tapped. This may aid prices and improve profit potential in 2020. Some farmers also have grain from prior years to sell out of storage and may benefit from the recent increase in grain prices. Those most negatively affected this year are the agri-businesses – equipment dealers, grain elevators, seed, fertilizer and chemical suppliers as insurance is not available to them. Possible improved crop prices should brighten the outlook for sales in 2020 as farmers are more likely to replace equipment when futures are higher.

In our market areas, more of Indiana was planted than Ohio and the mix of what was planted may have changed. As it became too late for corn, some of those acres were planted to soybeans. The biggest unknowns are what government payments and disaster aid might become available. If government payments are received, the farmer may be better off. Either way, as a division of the Company, the agricultural customers remain healthy and while not a stellar year, the farmers should end above break even.

The labor shortage is still impacting our commercial customers; whether it is slowing existing projects or expanding the use of technology. It remains one of the largest concerns for 2019. Performance is strong and competition is fierce. The strong performance is evidenced by the size of paydowns and payoffs that have occurred. Regional banks in our market area are busy with larger projects and the small to midsize business segment is where our community bank excels. Overall, the commercial division is optimistic on growth.  Many loans which closed in the second quarter will be funded in the third, replacing the accelerated paydowns and payoffs of the first half of the year. Two larger relationships which include construction may not be completely drawn until the fourth quarter.

Nationally, the automotive demand has fallen below 17 million units for the first time since 2014. The Bank currently has an automotive special running and has been able to maintain the portfolio balances in the retail market.  The yield on the new loans being generated is also higher than what last year’s loans were, by about 50 basis points. The Bank has been busy contracting with automotive dealers in the newer markets to expand our opportunities.  This should help to maintain the balances in the consumer market.

Home loan origination activity improved in the second quarter and the division was focused on execution. One of the biggest impediments to continued improvement is the lack of available housing in our markets, specifically at the moderate level. The Bank is experiencing increased activity in purchases and home improvement.

Yield on loans is high due to the payoff of two loans, the same relationship, that was a reversal of an estimated credit loss of almost $2 million that was established in the Limberlost acquisition. The payoff totaled approximately $3.8 million as the customer was able to secure financing elsewhere. This enabled the widening of the net interest margin which would have tightened otherwise from the increased cost of funds outpacing the asset yield improvement.  Cost of deposits continues to put pressure on the margin.

Profitability from core operations is on track to match the expectations for 2019 with the acquisition factored in. As additional acquisition costs continue to lessen, the negative impact on ROA, and ROE should also lessen.  F&M will continue to operate on the foundation of a strong community bank platform in the communities we serve and are a part of.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The focus remains on growth for 2019 along with the widening of our footprint from additional offices. Welcoming and developing our newest offices is also important and a priority. The Company is positioned for positive results in 2019 and remains well capitalized.

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (the “Company”) is a financial holding company incorporated under the laws of Ohio in 1985.  Our subsidiaries are The Farmers & Merchants State Bank (the “Bank”), a community bank operating in Northwest Ohio since 1897, and Farmers & Merchants Risk Management, Inc., a captive insurance company formed in December 2014 and located in Nevada. We report our financial condition and net income on a consolidated basis and we have only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.  The Bank operates thirty full service banking offices throughout Northwest Ohio and Northeast Indiana.

On January 1, 2019, six offices of Bank of Geneva, located in the Indiana counties of Adams, Allen and Jay, were merged with and into The Farmers & Merchants State Bank.  The Bank has continued its expansion strategy and the new offices are expected to provide new growth opportunities.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) or Interactive Teller Machines (ITMs) are provided at most branch locations along with other independent locations in the market area. ITMs operate as an ATM with the addition of remote teller access to assist the user.  The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs).  The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal.  In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Over the past couple of years, the Bank has updated its consumer offerings with “Secure” and “Pure” checking in 2014 and with KASASA Cash Back in 2015. During the second quarter 2017, new business checking products were announced and existing business accounts were converted to one of three new products, Business Essential, Edge or Elite. The new products provided customers with new options to bundle services and for the Bank to utilize the full relationship to determine pricing. This was the next step of implementation for the Bank’s “earn to free” strategic initiative. During second quarter 2019, “Smart 25” checking and Business Money Market savings products were launched.  Upgrades to our digital products and services continue to occur in both retail and business lines.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect.
•	Loans above 100% are generally the result of additional charges for extended warranties and/or insurance coverage for wage or death.
•	Boats, campers, motorcycles, RV's and Motor Coaches range from 80%-90% based on age of vehicle.
•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with "in-house" first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.
•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture/Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.
•	Accounts Receivable: Up to 80% LTV less retainages and greater than 90 days.
•	Maximum LTV on non-traditional loan up to 85%.

Inventory:

•	Agriculture:

Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.

•	Commercial:

Maximum LTV of 50% on raw and finished goods.

•	Floor plan:
o	New/used vehicles to 100% of wholesale.
o	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.
•	Restaurant equipment up to 35% of market value.
•	Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

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

At June 30, 2019, we had 347 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory.  We consider our employee relations to be good.

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

The Economic Growth Regulatory Relief and Consumer Protection Act (EGRRCPA) was signed into law in May 2018.   EGRRCPA was intended to pave the way for banks to lend to creditworthy borrowers and better serve their communities.  Rollback of some burdensome requirements resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act was welcomed by community banks.  Regulatory relief has not been immediate, as guidance and new rulemaking remains to be completed to implement various provisions.  Sections in the EGRRCPA address access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank holding companies, capital access; and protections for student borrowers.  Implementation of the rules and guidance for the various provisions of the EGRRCPA will commence as rulemaking occurs.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At June 30, 2019 OREO property holdings were $329 thousand. OREO totaled $600 thousand and $649 thousand as of December 31, 2018 and June 30, 2018 respectively.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2019 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits, sale of securities or borrowings. Growing deposits will also be a focus especially in our newer markets. The Bank offers the Insured Cash Sweep (“ICS”) product accessed through the Promontory network of financial institutions which helps to reduce the amount of pledged securities.  This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth. Competition for deposits is intense with most competitors offering “special” rates for specific terms.

Liquidity in terms of cash and cash equivalents ended $84.9 million higher as of June 30, 2019 than it was at yearend December 31, 2018. An increase in securities held along with increased deposits funded the $244.8 million increase in net loans since yearend 2018. All loan portfolios increased as a result of the Limberlost acquisition with the largest loan growth having occurred in agricultural real estate and consumer real estate portfolios.  Commercial real estate and commercial and industrial portfolios also experienced large increases.

In comparing to the same prior year period, the June 30, 2019 (net of deferred fees and cost) loan balances of $1.1 billion accounted for $260.1 million or 31.3% increase when compared to 2018’s $831.0 million.  The year over year improvement in all loan categories was made up of a combined increase of 186.4% in agricultural related loans (comprised of 177.9% in agricultural real estate loans and 8.5% in non-real estate agricultural loans).  Consumer real estate loans increased by 93.0%, consumer loans by 21.0%, other loans by 20.9%, and commercial and industrial related loans by 15.6%.  The Company credits the growth not only to the Limberlost acquisition, but also the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of June 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	June 30, 2019	June 30, 2018	June 30, 2017
	Amount	Amount	Amount
Consumer Real Estate	$158,957	$82,368	$83,903
Agricultural Real Estate	193,616	69,676	64,003
Agricultural	113,906	104,980	83,771
Commercial Real Estate	442,538	410,886	394,051
Commercial and Industrial	125,673	116,439	123,058
Consumer	49,100	40,595	35,435
Other	7,341	6,071	6,617

Total Loans, net	$1,091,131	$831,015	$790,838

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of June 30, 2019.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$5,513	$17,240	$136,990
Agricultural Real Estate	243	5,743	188,881
Agricultural	67,076	32,929	13,787
Commercial Real Estate	28,108	168,640	246,708
Commercial and Industrial	56,947	56,108	12,542
Consumer	6,126	32,117	10,642
Other	463	289	6,581

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2017, 2018, and 2019. The security portfolio increased $36.0 million in the first six months 2019 from yearend 2018. The amount of pledged investment securities increased by $4.4 million as compared to yearend and increased $3.0 million as compared to June 30, 2018. The difference in the growth and consequently pledged securities, improves liquidity with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of June 30, 2019, pledged investment securities totaled $86.2 million.  The current portfolio is in a net unrealized gain position of $1.0 million.

For the Bank, an additional $14.5 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $97 million available provided adequate collateral is pledged.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $123.4 million of unsecured borrowing capacity through its correspondent banks.

Overall total assets increased 37.1% since yearend 2018 and grew 38.5% since June 30, 2018. The largest growth in both periods was in the loan portfolios followed by goodwill.

Deposits accounted for the largest growth within liabilities, up 33.8% or $313.6 million since yearend and 33.5% or $311.6 million over June 30, 2018 balances. Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $80.8 million as of the second quarter of 2019 compared to yearend 2018, as the acquisition of Limberlost, which included stock in the transaction, was completed on January 1, 2019 along with earnings exceeding dividend declarations in the first quarter. Accumulated other comprehensive loss decreased in loss position by $3.8 million from December 2018 to $806 thousand.   Dividends declared were the same as the first quarter at $0.15 per share.  Compared to June 30, 2018, shareholders’ equity increased 62.9% or $86.5 million.  Profits are higher year-to-date June 2019 than year-to-date June 2018 by $1.5 million with the Limberlost acquisition.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement increased to 2.5% for calendar year 2019.  As of June 30, 2019, the Company and the Bank are both positioned well above the 2019 requirement.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	11.77%
Risk Based Capital Tier I	14.98%
Total Risk Based Capital	15.59%
Stockholders' Equity/Total Assets	14.64%
Capital Conservation Buffer	7.59%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2019 and 2018

When comparing second quarter 2019 to second quarter 2018, average loan balances with the acquisition of Limberlost grew $273.3 million. This represented a 32.8% increase in a one year time period. Interest income on loan balances also experienced an increase of $6.2 million as compared to the quarter ended June 30, 2018.  Loan interest income for the quarter included $2.0 million for the reversal of the estimated credit loss associated with the payoff of two purchase credit-impaired loans as discussed in Note 2.  Increases in the prime lending rate between the periods also contributed to the improvement in interest income and rate yield.

The available-for-sale securities portfolio increased in average balances by $3.5 million when comparing to the previous year while the income increased $149 thousand over second quarter.  Fed Funds sold and interest bearing deposits increased in average balances by $65.8 million as compared to the same quarter in 2018 which resulted in increased income of $395 thousand for the current quarter.

Overall total interest income for the quarter comparisons was higher for second quarter 2019 by 58.5% or $6.7 million as to second quarter 2018.

In terms of annualized yield, for the quarter ended June 30, 2019, it was 5.25% which compares to a year ago second quarter ended June 30, 2018 of 4.41%. The following chart demonstrates the value of increased loan balances in the balance sheet mix.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended June 30, 2019		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2019	June 30, 2018
Loans	$1,107,271	$16,723	6.04%	5.05%
Taxable investment securities	169,776	933	2.20%	1.89%
Tax-exempt investment securities	33,622	170	2.56%	2.47%
Fed funds sold & other	85,145	457	2.15%	1.28%
Total Interest Earning Assets	$1,395,814	$18,283	5.25%	4.41%

Change in Interest Income Quarter to Date June 30, 2019 Compared to June 30, 2018

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$6,202	$4,129	$2,073
Taxable investment securities	226	113	113
Tax-exempt investment securities	(77)	(109)	32
Fed funds sold & other	395	353	42
Total Interest Earning Assets	$6,746	$4,486	$2,260

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2019.  Second quarter 2019 was higher by $2.2 million than second quarter 2018.  Since 2018 with the Limberlost acquisition, average interest-bearing deposit balances have increased $243.4 million and resulted in approximately $2.0 million more in interest expense

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

for the most recent quarter.  During the quarter, the Smart 25 checking account was launched for individuals under 25 years of age along with a new Business Money Market savings product. Additionally, interest expense on FHLB borrowings was up $249 thousand in the second quarter 2019 over the same time frame in 2018 due to borrowings taken on from the acquisition.

	(In Thousands)
	Quarter to Date Ended June 30, 2019		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2019	June 30, 2018
Savings deposits	$718,731	$2,006	1.12%	0.60%
Other time deposits	265,113	1,333	2.01%	1.22%
Other borrowed money	24,668	269	4.36%	1.60%
Fed funds purchased & securities
sold under agreement to repurchase	26,231	141	2.15%	1.80%
Total Interest Bearing Liabilities	$1,034,743	$3,749	1.45%	0.79%

Change in Interest Expense Quarter to Date June 30, 2019 Compared to June 30, 2018

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$1,171	$446	$725
Other time deposits	779	420	359
Other borrowed money	249	214	35
Fed funds purchased & securities
sold under agreement to repurchase	23	-	23
Total Interest Bearing Liabilities	$2,222	$1,080	$1,142

Overall, net interest spread for the second quarter 2019 is 18 basis points higher than last year.  As the following chart illustrates, higher yields on interest and dividend income did offset the higher interest expense in the most recent quarter when comparing to the same period a year ago.

	June 30, 2019	June 30, 2018	June 30, 2017
Interest/Dividend income/yield	5.25%	4.41%	4.11%
Interest Expense/cost	1.45%	0.79%	0.68%
Net Interest Spread	3.80%	3.62%	3.43%
Net Interest Margin	4.18%	3.83%	3.61%

Net interest income was up $4.5 million for the second quarter 2019  over the same time frame in 2018 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned.  As the new loans added in 2018 and 2019 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits have and will continue to put pressure on the margin which may lead to a tightening.

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

charge-offs and recoveries for second quarter of 2019 as compared to the commercial and consumer portfolios which comprised the majority of the charge-offs and recoveries for second quarter 2018.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $1 thousand higher for the second quarter 2019 as compared to the same quarter 2018.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $54 thousand lower in second quarter 2019 than the same quarter 2018.  Recoveries were $3 thousand higher in second quarter 2019 as compared to second quarter 2018.  Combined net charge-offs were $57 thousand lower in second quarter 2019 than the same time period 2018. Past due loans increased $3.5 million from June 30, 2018 as compared to June 30, 2019.  The majority of the change is attributed to the increase of past due balances in the agricultural, consumer real estate, and agricultural real estate portfolios.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended June 30, 2019, 2018, and 2017.

	(In Thousands)
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Loans, net	$1,091,131	$831,015	$790,838
Daily average of outstanding loans	$1,107,271	$833,932	$777,649

Allowance for Loan Losses - Apr 1,	$6,636	$6,800	$6,850
Loans Charged off:
Consumer Real Estate	14	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	1	-
Commercial and Industrial	-	100	-
Consumer	114	81	53
	128	182	53
Loan Recoveries:
Consumer Real Estate	-	-	2
Agriculture Real Estate	-	-	-
Agricultural	1	3	1
Commercial Real Estate	3	2	5
Commercial and Industrial	5	3	3
Consumer	33	31	25
	42	39	36
Net Charge Offs	86	143	17
Provision for loan loss	133	132	25
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	6,683	6,789	6,858
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	370	315	219
Total Allowance for Credit Losses - June 30,	$7,053	$7,104	$7,077
Ratio of net charge-offs to average Loans outstanding	0.01%	0.02%	0.00%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	375.51%	751.49%	502.23%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

Loans classified as nonaccrual were higher as of June 30, 2019 at $1.3 million as compared to $903 thousand as of June 30, 2018.  The majority of the increase is in the agricultural real estate, consumer real estate and agricultural portfolios.

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

The following table presents the balances for allowance of loan losses by loan type for six months ended June 30, 2019 and June 30, 2018.

	(In Thousands)		(In Thousands)
	June 30, 2019		June 30, 2018
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$232	14.57%	$251	9.91%
Agricultural Real Estate	340	17.74%	255	8.39%
Agricultural	756	10.44%	751	12.63%
Commercial Real Estate	3,320	40.56%	3,260	49.44%
Commercial and Industrial	1,461	12.19%	1,420	14.74%
Consumer	569	4.50%	459	4.89%
Unallocated	5	0.00%	393	0.00%
Allowance for Loan & Lease Losses	6,683		6,789
Off Balance Sheet Commitments	370		315
Total Allowance for Credit Losses	$7,053		$7,104

Noninterest Income

Noninterest income was up $175 thousand for the second quarter 2019 over the same time frame in 2018.  The Company has seen a decrease in its mortgage production volume and the gain on the sale of these loans was $105 thousand lower for the second quarter 2019 over the same period in 2018. Loan originations on loans held for sale for the second quarter 2019 were $17.3 million with proceeds from sale at $15.9 million for 2019 compared to 2018’s second quarter activity of $15.6 million in originations and $17.6 million in sales.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

The largest fluctuation in noninterest income was in the combined service fee lines, which was $280 thousand higher than the same quarter last year.  The increase was due to multiple small increments in all areas rather than in one service.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the second quarter of 2019, mortgage servicing rights caused a net $68 thousand in income, in comparison to a net $43 thousand income for the second quarter of  2018. The higher capitalized additions for 2019 are attributed to a slightly higher loan origination level of 1-4 families combined with a higher mortgage servicing rights value being applied to originations of 1-4 families in 2019 as compared to 2018. For loans of 15 years and less, the value was 1.19% in the second quarter 2019 versus 0.988% in second quarter 2018. For loans over 15 years, the value was 1.34% versus 1.168% for the same periods respectively. The carrying value is well below the market value of $3.5 million which indicates any large expense to fund the valuation allowance to be unlikely in 2019.

	(In Thousands)
	2019	2018
Beginning Balance, January 1,	$2,385	$2,299
Capitalized Additions	$260	237
Amortization	$(180)	(180)
Ending Balance, June 30,	$2,465	2,356
Valuation Allowance	$-	-
Mortgage Servicing Rights net, June 30,	$2,465	$2,356

Noninterest Expense

For the second quarter 2019, noninterest expenses were $2.1 million higher than for the same quarter in 2018.  Salaries, wages, and employee benefits increased $980 thousand, with the addition of the acquired offices, normal merit increases, increased medical costs and slightly higher incentive accrual.  Furniture and equipment expenses increased $198 thousand from the prior year primarily due to an increase in depreciation of $90 thousand and maintenance contracts of $98 thousand.  Data processing charges only increased $71 thousand for second quarter 2019 while advertising increased $135 thousand for the quarter. Other general and administrative expenses were up $458 thousand compared to second quarter 2018.  Core deposit intangible increased $140 thousand, legal fees increased $56 thousand and subscription and membership increased $42 thousand.

Net Income

Results overall, net income in the second quarter of 2019 was up $2.1 million as compared to the same quarter last year.

The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for six month periods ended June 30, 2019 and 2018

Interest Income

Higher loan balances created the improvement in the interest income for the first six months of  2019 as compared to the first six months of 2018.  Interest income rose 50.6% or $11.5 million while interest income from loans accounted for the majority of the increase. Contributing to the improvement was an increase in securities income of $202 thousand and an increase in income from Fed Funds sold and interest bearing deposits of $490 thousand over 2018. The change in the balance sheet mix along with the loan growth caused the asset yield to improve by 68 basis points to 5.03% for the first six months of 2019 compared to first six months of 2018’s 4.35%.  The improvement of the yield was favorably impacted by the $2.0 million reversal of the estimated credit loss from the payoff of the purchased credit-impaired loans as discussed in Note 2.

With each quarter of 2019, the loan growth and prime rate increases contribute to the continued improvement in asset yield. The growth factor contribution is shown in the charts which follow.

The average interest earning asset base was $312.4 million higher in first six months 2019 than the first six months of 2018, an increase of approximately 29.8%.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended June 30, 2019		Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2019	June 30, 2018
Loans	$1,107,649	$31,403	5.67%	4.97%
Taxable investment securities	160,830	1,775	2.21%	1.90%
Tax-exempt investment securities	34,067	340	2.53%	2.45%
Fed funds sold & other	59,526	627	2.11%	1.41%
Total Interest Earning Assets	$1,362,072	$34,145	5.03%	4.35%

Change in Interest Income Quarter to Date June 30, 2019 Compared to June 30, 2018

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$10,780	$7,888	$2,892
Taxable investment securities	349	114	235
Tax-exempt investment securities	(147)	(204)	57
Fed funds sold & other	490	422	68
Total Interest Earning Assets	$11,472	$8,220	$3,252

Interest Expense

Interest expense was also higher for the first six months of 2019 compared to the first six months of 2018. At $6.8 million, the first six months of 2019 was up $3.8 million as compared to same time period 2018 or 128.6%.

The average balance of interest-bearing liabilities was higher by $235.1 million in 2019 than the first six months of 2018. Interest bearing deposits increased $210.4 million while Fed Funds purchased and securities sold under agreement to repurchase increased by $3.3 million. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 58 basis points increase in the cost of funds at 1.36% for the first six months of 2019 as compared to 2018’s 0.78%.

Competition has caused deposits to price higher. The change chart on the following page shows the increased cost is only slightly driven more by rate than volume.

	(In Thousands)
	Year to Date Ended June 30, 2019		Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2019	June 30, 2018
Savings deposits	$695,302	$3,533	1.02%	0.57%
Other time deposits	253,991	2,419	1.90%	1.23%
Other borrowed money	26,424	556	4.21%	1.60%
Fed funds purchased & securities
sold under agreement to repurchase	30,012	326	2.17%	1.81%
Total Interest Bearing Liabilities	$1,005,729	$6,834	1.36%	0.78%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Change in Interest Expense Year to Date June 30, 2019 Compared to June 30, 2018

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$1,957	$712	$1,245
Other time deposits	1,287	669	618
Other borrowed money	516	451	65
Fed funds purchased & securities
sold under agreement to repurchase	84	36	48
Total Interest Bearing Liabilities	$3,844	$1,868	$1,976

Net Interest Income

Overall, net interest spread figures for the first six months of 2019 are up from 2018 by 10 basis points and up 28 basis points from 2017. Net interest margin for the first six months of 2019 is higher than the same period 2018 and 2017. As the chart below illustrates, both higher yields on interest and dividend income, were offset by higher interest expense resulting in total net interest margin up 25 basis points since the first six months of 2018 and over first six months of 2017 by 47 basis points.

	June 30, 2019	June 30, 2018	June 30, 2017
Interest/Dividend income/yield	5.03%	4.35%	4.05%
Interest Expense/cost	1.36%	0.78%	0.66%
Net Interest Spread	3.67%	3.57%	3.39%
Net Interest Margin	4.03%	3.78%	3.56%

Net interest income was up $7.6 million in the first six months of 2019 over the same time frame in 2018 due to the increase in loan income even with higher interest expense, as previously mentioned. New loans added in 2018 and 2019 will continue to generate more income, while deposit pressure is expected to continue to increase on the expense side.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of Results of Noninterest Earnings and Expenses for six month periods ended June 30, 2019 and 2018

Provision Expense

Total provision for loan losses was $9 thousand lower for six months 2019 than for the first six months 2018. While loan growth continued in the first six months, strong asset quality continued also. The strong asset quality along with only $4 thousand higher net charge-offs offset any need for additional provision above the $163 thousand that was expensed.

	(In Thousands)
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Loans, net	$1,091,131	$831,015	$790,838
Daily average of outstanding loans	$1,107,649	$829,545	$769,931

Allowance for Loan Losses - January 1,	$6,775	$6,868	$6,784
Loans Charged off:	-
Consumer Real Estate	56	34	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	16	-
Commercial and Industrial	-	100	-
Consumer	279	177	97
	335	327	97
Loan Recoveries:
Consumer Real Estate	-	-	13
Agriculture Real Estate	-	-	-
Agricultural	2	6	2
Commercial Real Estate	5	4	7
Commercial and Industrial	8	6	6
Consumer	65	60	45
	80	76	73
Net Charge Offs	255	251	24
Provision for loan loss	163	172	98
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	6,683	6,789	6,858
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	370	315	219
Total Allowance for Credit Losses - June 30,	$7,053	$7,104	$7,077
Ratio of net charge-offs to average Loans outstanding	0.02%	0.03%	0.00%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	375.51%	751.49%	502.23%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

In comparing past due balances of loans 30+ days, June 30, 2019 balances were $3.5 million higher than June 30, 2018 balances. Net charge-offs were also slightly higher at $255 thousand for the first six months of 2019 compared to the first six months of 2018’s $251 thousand.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Income

Noninterest income for the first six months 2019 increased over the first six months of 2018 by $260 thousand.  Combined service fees increased by $421 thousand and gain on sale of loans showed a $135 thousand decrease over the first six months of 2018.  The Company did sell some of its available-for-sale securities in first quarter 2019 and recognized a loss of $26 thousand.

Noninterest Expense

Through the first six months of 2019, noninterest expenses were $5.9 million higher than in the first six months of 2018.  Of this increase, $1.2 million was third party acquisition related costs incurred with the Limberlost transaction.  The effect of an increase of $1.6 million in salaries and wages was combined with an increase of $833 thousand in employee benefits. The addition of the acquired offices, normal merit increases, increased medical costs, increased employer taxes related to the vesting of restricted stock awards and slightly higher incentive accrual have impacted  2019.  Acquisition costs included in these categories were $145 thousand.

Data processing fees were $1.0 million higher than last year with $868 thousand of the increase acquisition related. A seven year contract extension was signed in the third quarter of 2016 which has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. We have already added additional products in 2019, mainly focused on mobile services and business deposit accounts.  Furniture and equipment was $387 thousand higher than 2018.  Increased depreciation for new offices and office transformations, along with maintenance costs have led to this expense to increase over 2018.

General and administrative expenses were up $1.2 million over the first six months of 2018 with $182 thousand incurred from the acquisition.  The largest increase was $280 thousand for core deposit intangible.  Miscellaneous expenses were $178 thousand more than 2018 with acquisition expenses totaling $37 thousand.  The next largest increase for 2019 was in legal expenses.  These two line items on the income statement were up by $156 thousand over the first six months of 2018 with acquisition expenses accounting for $83 thousand of the increase.

Net Income

Overall, net income through the first six months of 2019 was up $1.5 million as compared to the first six months of 2018.  Excluding tax adjusted acquisition costs, net income would have been approximately $10.4 million, an increase of $1.0 million as shown below in the table.

	(in thousands of dollars)
	Six Months Ended
Non-GAAP Reconciliation of Net Income	June 30, 2019	June 30, 2018
	(Unaudited)
Net income as reported	$9,404	$7,881
Acquisition expenses	1,246	-
Tax effect	(248)	-
Net income excluding acquisition expenses	$10,402	$7,881

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
4.43%	28.55%	Rising	3.00%	66,755	24.37%
4.15%	20.19%	Rising	2.00%	62,810	17.02%
3.85%	11.72%	Rising	1.00%	58,849	9.64%
3.45%	0.00%	Flat	0.00%	53,677	0.00%
3.42%	-0.98%	Falling	-1.00%	52,657	-1.90%
3.16%	-8.41%	Falling	-2.00%	49,286	-8.18%
2.90%	-15.81%	Falling	-3.00%	46,261	-13.82%

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

The shock chart currently shows a widening net interest margin over the next twelve months in an increasing rate environment with a tightening in a falling rate environment.  Cost of funds are at 1.45% for the quarter and 1.36% year to date so the lowest shock of 100 basis points is where the Bank can take full advantage and reprice funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment only shows improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4 CONTROLS AND PROCEDURES

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 . There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2019 to 4/30/2019				500,000

5/1/2019 to 5/31/2019				500,000

6/1/2019 to 6/30/2019				500,000
Total	—	—	—	500,000

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

Farmers & Merchants Bancorp, Inc.,

Date:	July 24, 2019	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	July 24, 2019	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer