Form 10-Q
period 2019-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2019-10-30
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	11,137,014
Class	Outstanding as of October 25, 2019

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

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$103,188	$37,492
Federal funds sold	11,404	873
Total cash and cash equivalents	114,592	38,365
Interest-bearing time deposits	4,554	4,019
Securities - available-for-sale	190,465	168,447
Other securities, at cost	5,789	3,679
Loans held for sale	606	495
Loans, net	1,151,937	839,599
Premises and equipment	25,990	22,615
Goodwill	47,340	4,074
Mortgage servicing rights	2,556	2,385
Other real estate owned	351	600
Bank owned life insurance	15,151	14,884
Other assets	15,549	17,001
Total Assets	$1,574,880	$1,116,163
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$261,719	$215,422
Interest-bearing
NOW accounts	430,646	298,254
Savings	310,667	227,701
Time	274,996	187,413
Total deposits	1,278,028	928,790
Federal funds purchased and securities sold under agreements to repurchase	30,056	32,181
Federal Home Loan Bank (FHLB) advances	24,669	-
Dividend payable	1,657	1,379
Accrued expenses and other liabilities	13,062	10,526
Total liabilities	1,347,472	972,876
Commitments and Contingencies
Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 9/30/19, 10,400,000 shares 12/31/18	81,264	10,823
Treasury stock - 1,092,986 shares 9/30/19, 1,114,739 shares 12/31/18	(12,453)	(12,409)
Retained earnings	157,126	147,887
Accumulated other comprehensive income (loss)	1,471	(3,014)
Total stockholders' equity	227,408	143,287
Total Liabilities and Stockholders' Equity	$1,574,880	$1,116,163

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2018, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest Income
Loans, including fees	$15,202	$10,725	$46,605	$31,348
Debt securities:
U.S. Treasury and government agencies	972	613	2,501	1,848
Municipalities	190	275	612	845
Dividends	69	56	233	164
Federal funds sold	120	(8)	319	2
Other	459	92	887	219
Total interest income	17,012	11,753	51,157	34,426
Interest Expense
Deposits	3,654	1,611	9,606	4,319
Federal funds purchased and securities sold under agreements to repurchase	201	134	527	376
Borrowed funds	257	20	813	60
Total interest expense	4,112	1,765	10,946	4,755
Net Interest Income - Before Provision for Loan Losses	12,900	9,988	40,211	29,671
Provision for Loan Losses	247	47	410	219
Net Interest Income After Provision For Loan Losses	12,653	9,941	39,801	29,452
Noninterest Income
Customer service fees	1,722	1,392	4,994	4,323
Other service charges and fees	1,179	1,097	3,311	3,149
Net gain on sale of loans	260	184	558	617
Net gain (loss) on sale of available-for-sale securities	-	10	(26)	10
Total noninterest income	3,161	2,683	8,837	8,099
Noninterest Expense
Salaries and wages	4,158	3,391	12,300	9,926
Employee benefits	1,331	1,029	4,148	3,013
Net occupancy expense	630	478	1,911	1,306
Furniture and equipment	720	588	2,179	1,660
Data processing	482	364	2,157	1,000
Franchise taxes	248	243	735	710
ATM expense	416	327	1,281	972
Advertising	587	236	1,229	669
Net loss on sale of other assets owned	22	1	65	17
FDIC assessment	-	81	194	249
Mortgage servicing rights amortization	149	84	329	264
Consulting fees	196	179	404	467
Other general and administrative	1,667	1,125	4,897	3,151
Total noninterest expense	10,606	8,126	31,829	23,404
Income Before Income Taxes	5,208	4,498	16,809	14,147
Income Taxes	933	623	3,130	2,391
Net Income	$4,275	$3,875	$13,679	$11,756
Basic and Diluted Earnings Per Share	$0.38	$0.42	$1.23	$1.27
Dividends Declared	$0.15	$0.14	$0.45	$0.41

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Income	$4,275	$3,875	$13,679	$11,756
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	841	(617)	5,651	(3,432)
Reclassification adjustment for (gain) loss on sale of available-for-sale securities	-	(10)	26	(10)
Net unrealized gain (loss) on available-for-sale securities	841	(627)	5,677	(3,442)
Tax expense (benefit)	176	(132)	1,192	(723)
Other comprehensive income (loss)	665	(495)	4,485	(2,719)
Comprehensive Income	$4,940	$3,380	$18,164	$9,037

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND NINE Months Ended SEPTEMBER 30, 2018

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2018	9,265,880	$11,546	$(12,160)	$136,547	$(1,826)	$134,107
Net income				3,767		3,767
Other comprehensive loss					(1,952)	(1,952)
Adoption of ASU 2018-02				360	(360)	-
Issuance of 100 shares of restricted stock	100	(16)	2	2		(12)
Stock-based compensation expense		160				160
Cash dividends declared - $0.13 per share				(1,193)		(1,193)
Balance - March 31, 2018	9,265,980	11,690	(12,158)	139,483	(4,138)	134,877
Net income				4,114		4,114
Other comprehensive loss					(272)	(272)
Forfeiture of 600 shares of restricted stock	(600)	(2)	(28)	17		(13)
Stock-based compensation expense		154				154
Cash dividends declared - $0.14 per share				(1,284)		(1,284)
Balance - June 30, 2018	9,265,380	11,842	(12,186)	142,330	(4,410)	137,576
Net income				3,875		3,875
Other comprehensive loss					(495)	(495)
Purchase of Treasury stock	(10,999)		(490)			(490)
Issuance of 32,900 shares of restricted stock (Net of Forfeitures - 2,020)	30,880	(1,436)	267	1,154		(15)
Stock-based compensation expense		183				183
Cash dividends declared - $0.14 per share				(1,287)		(1,287)
Balance - September 30, 2018	9,285,261	$10,589	$(12,409)	$146,072	$(4,905)	$139,347

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND NINE Months Ended SEPTEMBER 30, 2019

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2019	9,285,261	$10,823	$(12,409)	$147,887	$(3,014)	$143,287
Net income				3,224		3,224
Other comprehensive income					1,402	1,402
Issuance of 1,830,000 shares of common stock in acquisition	1,830,000	70,437				70,437
Purchase of Treasury stock	(6,558)		(213)			(213)
Issuance of 400 shares of restricted stock (Net of Forfeitures - 2,040)	(1,640)	66	(58)	9		17
Stock-based compensation expense		434				434
Cash dividends declared - $0.15 per share				(1,654)		(1,654)
Balance - March 31, 2019	11,107,063	81,760	(12,680)	149,466	(1,612)	216,934
Net income				6,180		6,180
Other comprehensive income					2,418	2,418
Forfeiture of 880 shares of restricted stock	(880)	38	(27)	2		13
Stock-based compensation expense		157				157
Cash dividends declared - $0.15 per share				(1,655)		(1,655)
Balance - June 30, 2019	11,106,183	81,955	(12,707)	153,993	806	224,047
Net income				4,275		4,275
Other comprehensive income					665	665
Purchase of Treasury stock	(6,569)		(165)			(165)
Issuance of 37,700 shares of restricted stock (Net of Forfeitures - 300)	37,400	(925)	419	515		9
Stock-based compensation expense		234				234
Cash dividends declared - $0.15 per share				(1,657)		(1,657)
Balance - September 30, 2019	11,137,014	$81,264	$(12,453)	$157,126	$1,471	$227,408

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities
Net income	$13,679	$11,756
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,980	1,406
Amortization of available-for-sale securities, net	579	743
Amortization of servicing rights	329	264
Amortization of core deposit intangible	546	126
Net amortization (accretion) of fair value adjustments	(1,530)	5
Stock-based compensation expense	825	497
Deferred income taxes	(200)	-
Provision for loan loss	410	219
Gain on sale of loans held for sale	(558)	(617)
Originations of loans held for sale	(50,428)	(40,814)
Proceeds from sale of loans held for sale	48,543	39,435
Loss on sale of other assets owned	65	17
(Gain) loss on sales of securities available-for-sale	26	(10)
Change in other assets and other liabilities, net	5,750	(3,450)
Net cash provided by operating activities	20,016	9,577
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	34,384	11,753
Sales	11,100	6,781
Purchases	(44,936)	(9,416)
Activity in other securities, at cost:
Sales	237	-
Change in interest-bearing time deposits	(535)	(1)
Proceeds from sale of other assets owned	371	9
Additions to premises and equipment	(2,805)	(1,803)
Loan originations and principal collections, net	(51,240)	(14,536)
Acquisition of Limberlost, net of cash received	(2,089)	-
Net cash used in investing activities	(55,513)	(7,213)
Cash Flows from Financing Activities
Net change in deposits	142,853	9,519
Net change in federal funds purchased and securities sold under agreements to repurchase	(2,125)	(12,469)
Repayment of FHLB advances	(23,938)	-
Purchase of treasury stock	(378)	(490)
Cash dividends paid on common stock	(4,688)	(3,670)
Net cash provided by (used in) financing activities	111,724	(7,110)
Net Increase (Decrease) in Cash and Cash Equivalents	76,227	(4,746)
Cash and Cash Equivalents - Beginning of year	38,365	34,467
Cash and Cash Equivalents - End of period	$114,592	$29,721

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)  (Continued)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2019	September 30, 2018
Supplemental Information
Cash paid during the year for:
Interest	$9,962	$4,706
Income taxes	2,345	2,407
Noncash investing activities:
Transfer of loans to other real estate owned	187	68
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

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that are expected for the year ended December 31, 2019.  The condensed consolidated balance sheet of the Company as of  December 31, 2018, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

In 2019, the Company has incurred additional third-party acquisition-related costs of $1.27 million.  These expenses are comprised of data processing of $867.6 thousand, employee benefits of $156.6 thousand, ATM expense of $31.4 thousand, consulting fees of $19.3 thousand and other general and administrative expense of $195.4 thousand in the Company’s consolidated statement of income for the nine months ended September 30, 2019.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet at September 30, 2019.  The amounts of loans at September 30, 2019 are as follows:

2019
(In Thousands)
Balance - January 1, 2019
Commercial	$4,094
Consumer RE	231
Consumer	71
Carrying amount, net of fair value adjustment of $2,118	$2,278

Balance - September 30, 2019
Commercial	$110
Consumer RE	55
Consumer	-
Carrying amount, net of fair value adjustment of $63	$102

Loans acquired during 2019 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Commercial	$4,215
Consumer RE	261
Consumer	94
Total required payments receivable	$4,570

Cash flows expected to be collected at acquisition	$2,788

Basis in acquired loans at acquisition	$4,396

During the second quarter, two commercial purchased credit-impaired loans were paid off in full after the customer was able to secure financing at another financial institution.  The associated credit loss of $1.985 million has been included in loan interest income in the Company’s consolidated statement of income for the nine months ended September 30, 2019.  The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $63 thousand at September 30, 2019 and $2.118 million on January 1, 2019, respectively.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In Thousands)	(In Thousands)
Beginning Balance	$2,329	$2,544
Additions	-	6
Accretion	(112)	(2,316)
Reclassification from nonaccretable difference	34	2,019
Disposals	(6)	(8)
Ending Balance	$2,245	$2,245

The results of operations of Bank of Geneva have been included in the Company’s consolidated financial statements since the acquisition date of January 1, 2019.  The following schedule includes pro-forma results for the three and nine months ended September 30, 2019 and 2018 as if the Bank of Geneva acquisitions had occurred as of the beginning of the comparable prior reporting period.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$12,900	$13,198	$40,211	$40,916
Provision for Loan Losses	247	77	410	474
Net Interest Income After Provision for Loan Losses	12,653	13,121	39,801	40,442
Noninterest Income	3,161	2,858	8,837	8,585
Noninterest Expense	10,585	9,810	30,562	28,529
Income Before Income Taxes	5,229	6,169	18,076	20,498
Income Taxes	935	946	3,380	3,686
Net Income	$4,294	$5,223	$14,696	$16,812
Basic and Diluted Earnings Per Share	$0.38	$0.47	$1.32	$1.51

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects.  The pro-forma information for the quarter ended September 30, 2019 includes approximately $5.5 million, net of tax, of operating revenue from Bank of Geneva since acquisition.

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

The amortization expense for the nine months ended September 30, 2018 was $126 thousand.  Of the $727 thousand to be expensed in 2019, $546 thousand has been expensed for the nine months ended September 30, 2019.  Future amortization of core deposit intangible assets is as follows:

	(In Thousands)	(In Thousands)	(In Thousands)
	Custar	Geneva	Total
2019	$167	$560	$727
2020	161	560	721
2021	-	560	560
2022	-	560	560
2023	-	560	560
2024	-	560	560
2025	-	560	560
	$328	$3,920	$4,248

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2019 and December 31, 2018,  follows:

	(In Thousands)
	September 30, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$14,029	$10	$(30)	$14,009
U.S. Government agencies	79,130	948	(35)	80,043
Mortgage-backed securities	57,180	446	(165)	57,461
State and local governments	38,265	697	(10)	38,952
Total available-for-sale securities	$188,604	$2,101	$(240)	$190,465

	(In Thousands)
	December 31, 2018
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$23,078	$6	$(254)	$22,830
U.S. Government agencies	71,235	2	(1,910)	69,327
Mortgage-backed securities	37,342	62	(1,142)	36,262
State and local governments	40,608	225	(805)	40,028
Total available-for-sale securities	$172,263	$295	$(4,111)	$168,447

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2019
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(30)	$12,015	$(30)	$12,015
U.S. Government agencies	-	-	(35)	13,720	(35)	13,720
Mortgage-backed securities	(48)	8,099	(117)	16,811	(165)	24,910
State and local governments	(9)	2,425	(1)	1,100	(10)	3,525
Total available-for-sale securities	$(57)	$10,524	$(183)	$43,646	$(240)	$54,170

	(In Thousands)
	December 31, 2018
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(254)	$20,861	$(254)	$20,861
U.S. Government agencies	-	-	(1,910)	64,727	(1,910)	64,727
Mortgage-backed securities	(4)	697	(1,138)	30,347	(1,142)	31,044
State and local governments	(22)	3,254	(783)	29,413	(805)	32,667
Total available-for-sale securities	$(26)	$3,951	$(4,085)	$145,348	$(4,111)	$149,299

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

Below are the gross realized gains and losses for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2019	2018	2019	2018
Gross realized gains	$-	$51	$16	$51
Gross realized losses	-	(41)	(42)	(41)
Net realized losses	$-	$10	$(26)	$10
Tax expense related to net realized losses	$-	$2	$(5)	$2

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$30,708	$30,702
After one year through five years	52,474	52,597
After five years through ten years	46,971	48,433
After ten years	1,271	1,272
Total	$131,424	$133,004
Mortgage-backed securities	57,180	57,461
Total	$188,604	$190,465

Investments with a carrying value of $89.2 million and $81.8 million at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock as of September 30, 2019.  As of  December 31, 2018, other securities only includes Federal Home Loan Bank of Cincinnati stock.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  September 30, 2019 and December 31, 2018:

	(In Thousands)
Loans:	September 30, 2019	December 31, 2018
Consumer Real Estate	$159,074	$80,766
Agricultural Real Estate	200,791	68,609
Agricultural	110,270	108,495
Commercial Real Estate	502,137	419,784
Commercial and Industrial	130,150	121,793
Consumer	49,552	41,953
Other	8,167	5,889
	1,160,141	847,289
Less: Net deferred loan fees and costs	(1,445)	(915)
	1,158,696	846,374
Less: Allowance for loan losses	(6,759)	(6,775)
Loans - Net	$1,151,937	$839,599

Other loans primarily fund public improvement in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2019:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$71,645	$87,429
Agricultural Real Estate	94,620	106,171
Agricultural	70,049	40,221
Commercial Real Estate	323,791	178,346
Commercial and Industrial	76,229	53,921
Consumer	45,069	4,483
Other	8,070	97

As of September 30, 2019 and December 31, 2018 one to four family residential mortgage loans amounting to $43.1 million and $14.9 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of September 30, 2019 and December 31, 2018, net of deferred loan fees and costs:

September 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$388	$51	$434	$873	$157,585	$158,458	$-
Agricultural Real Estate	536	-	-	536	200,089	200,625	-
Agricultural	239	10	253	502	109,903	110,405	-
Commercial Real Estate	-	-	-	-	501,095	501,095	-
Commercial and Industrial	156	294	-	450	137,945	138,395	-
Consumer	117	18	-	135	49,583	49,718	-

Total	$1,436	$373	$687	$2,496	$1,156,200	$1,158,696	$-

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$342	$24	$254	$620	$79,612	$80,232	$-
Agricultural Real Estate	-	-	-	-	68,588	68,588	-
Agricultural	-	-	-	-	108,616	108,616	-
Commercial Real Estate	-	-	-	-	419,131	419,131	-
Commercial and Industrial	-	-	-	-	127,752	127,752	-
Consumer	85	24	8	117	41,938	42,055	-

Total	$427	$48	$262	$737	$845,637	$846,374	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2019 and December 31, 2018:

	(In Thousands)
	September 30, 2019	December 31, 2018

Consumer Real Estate	$904	$462
Agricultural Real Estate	-	-
Agricultural	1,830	-
Commercial Real Estate	-	-
Commercial & Industrial	456	72
Consumer	85	8
Total	$3,275	$542

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of September 30, 2019 and December 31, 2018:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
September 30, 2019
1-2	$16,072	$6,211	$6,036	$4,472	$-
3	35,757	36,178	87,360	18,069	2,437
4	115,160	60,747	399,320	98,960	5,730
5	14,232	2,664	3,845	4,707	-
6	19,404	4,605	4,534	3,125	-
7	-	-	-	895	-
8	-	-	-	-	-
Total	$200,625	$110,405	$501,095	$130,228	$8,167

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2018
1-2	$4,442	$5,753	$4,698	$3,199	$-
3	14,118	38,852	64,341	16,284	3,135
4	49,596	63,380	346,072	100,644	2,754
5	422	631	2,171	308	-
6	10	-	1,849	542	-
7	-	-	-	886	-
8	-	-	-	-	-
Total	$68,588	$108,616	$419,131	$121,863	$5,889

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2019 and December 31, 2018.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	September 30, 2019	December 31, 2018
Grade
Pass	$155,346	$79,121
Special Mention (5)	227	232
Substandard (6)	2,885	879
Doubtful (7)	-	-
Total	$158,458	$80,232

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Performing	$3,867	$3,909	$45,752	$38,073
Nonperforming	-	19	99	54
Total	$3,867	$3,928	$45,851	$38,127

Information about impaired loans as of September 30, 2019, December 31, 2018 and September 30, 2018 are as follows:

		(In Thousands)
	September 30, 2019	December 31, 2018	September 30, 2018

Impaired loans without a valuation allowance	$1,914	$1,808	$1,841
Impaired loans with a valuation allowance	1,314	246	970
Total impaired loans	$3,228	$2,054	$2,811
Valuation allowance related to impaired loans	$187	$31	$148
Total non-accrual loans	$3,275	$542	$483
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$3,141	$2,533	$2,158
Year to date average investment in impaired loans	$2,492	$1,958	$1,765

There were $5 thousand additional funds available to be advanced in connection with impaired loans.

The Bank had approximately $1.1 million of its impaired loans classified as troubled debt restructured (TDR) as of September 30, 2019, $178 thousand as of December 31, 2018 and $207 thousand as of September 30, 2018.  During the year to date  2019, there were 5 new loans considered TDR.  There were no new loans considered TDR year to date 2018.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents three and nine months ended September 30, 2019:

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Nine Months	Number of	Modification	Modification
September 30, 2019	Contracts	Outstanding	Outstanding	September 30, 2019	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Nine Months	Investment	Investment
Consumer Real Estate	1	$74	$74	Consumer Real Estate	1	$74	$74
Commercial and Industrial	-	$-	$-	Commercial and Industrial	4	$812	$812

For the three and nine month period ended September 30, 2019 and 2018, there were no TDRs that subsequently defaulted after modification.

For the three and nine month period ended September 30, 2019, there were no impaired loans classified as TDR paid off.

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

The following tables present loans individually evaluated for impairment by class of loans for three months ended September 30, 2019 and September 30, 2018.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended September 30, 2019		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$626	$626	$-	$628	$9	$3
Agricultural Real Estate	406	406	-	406	-	-
Agricultural	368	368	-	368	-	-
Commercial Real Estate	304	304	-	267	7	-
Commercial and Industrial	210	210	-	219	3	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	126	128	22	172	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	14	-
Commercial and Industrial	1,188	1,188	165	1,081	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$752	$754	$22	$800	$9	$3
Agricultural Real Estate	$406	$406	$-	$406	$-	$-
Agricultural	$368	$368	$-	$368	$-	$-
Commercial Real Estate	$304	$304	$-	$267	$21	$-
Commercial and Industrial	$1,398	$1,398	$165	$1,300	$3	$-
Consumer	$-	$-	$-	$-	$-	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following tables present loans individually evaluated for impairment by class of loans for nine months ended September 30, 2019 and September 30, 2018.

	(In Thousands)
						YTD
				YTD	YTD	Interest
Nine Months Ended September 30, 2019		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$626	$626	$-	$625	$24	$7
Agricultural Real Estate	406	406	-	135	-	-
Agricultural	368	368	-	123	-	-
Commercial Real Estate	304	304	-	217	14	-
Commercial and Industrial	210	210	-	697	9	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	126	128	22	220	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	24	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	1,188	1,188	165	451	37	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$752	$754	$22	$845	$24	$7
Agricultural Real Estate	$406	$406	$-	$135	$-	$-
Agricultural	$368	$368	$-	$147	$-	$-
Commercial Real Estate	$304	$304	$-	$217	$14	$-
Commercial and Industrial	$1,398	$1,398	$165	$1,148	$46	$-
Consumer	$-	$-	$-	$-	$-	$-

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

As of September 30, 2019, the Company had $187 thousand of foreclosed residential real estate property obtained by physical possession and $379 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of September 30, 2018, the Company had $68 foreclosed residential real estate property obtained by physical possession and $174 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

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

	(In Thousands)
	Nine Months Ended	Twelve Months Ended
	September 30, 2019	December 31, 2018
Allowance for Loan & Lease Losses
Balance at beginning of year	$6,775	$6,868
Provision for loan loss	410	324
Loans charged off	(554)	(580)
Recoveries	128	163
Allowance for Loan & Lease Losses	$6,759	$6,775
Allowance for Unfunded Loan Commitments & Letters of Credit	$430	$274
Total Allowance for Credit Losses	$7,189	$7,049

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended September 30, 2019 and September 30, 2018 in addition to the ending balances as of December 31, 2018 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$275	$340	$756	$3,320	$1,461	$526	$370	$5	$7,053
Charge Offs	(39)	-	(22)	-	(55)	(103)	-	-	(219)
Recoveries	-	-	1	2	13	32	-	-	48
Provision (Credit)	38	12	(2)	(17)	131	90	-	(5)	247
Other Non-interest expense related to unfunded	-	-	-	-	-	-	60	-	60
Ending Balance	$274	$352	$733	$3,305	$1,550	$545	$430	$-	$7,189
Ending balance: individually evaluated for impairment	$22	$-	$-	$-	$165	$-	$-	$-	$187
Ending balance: collectively evaluated for impairment	$252	$352	$733	$3,305	$1,385	$545	$430	$-	$7,002
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$158,458	$200,625	$110,405	$501,095	$138,395	$49,718	$-	$-	$1,158,696
Ending balance: individually evaluated for impairment	$752	$406	$368	$304	$1,398	$-	$-	$-	$3,228
Ending balance: collectively evaluated for impairment	$157,659	$200,219	$110,037	$500,791	$136,997	$49,718	$-	$-	$1,155,421
Ending balance: loans acquired with deteriorated credit quality	$47	$-	$-	$-	$-	$-	$-	$-	$47

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2018	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Ending balance: individually evaluated for impairment	$26	$-	$-	$-	$5	$-	$-	$-	$31
Ending balance: collectively evaluated for impairment	$221	$250	$768	$3,217	$1,300	$484	$274	$504	$7,018
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$80,232	$68,588	$108,616	$419,131	$127,752	$42,055	$-	$-	$846,374
Ending balance: individually evaluated for impairment	$757	$-	$-	$194	$1,103	$-	$-	$-	$2,054
Ending balance: collectively evaluated for impairment	$79,359	$68,588	$108,616	$418,937	$126,649	$42,055	$-	$-	$844,204
Ending balance: loans acquired with deteriorated credit quality	$116	$-	$-	$-	$-	$-	$-	$-	$116

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$251	$255	$751	$3,260	$1,420	$459	$315	$393	$7,104
Charge Offs	(29)	-	-	-	-	(94)	-	-	(123)
Recoveries	18	-	-	3	3	18	-	-	42
Provision (Credit)	(5)	(3)	(8)	9	(25)	88	-	(9)	47
Other Non-interest expense related to unfunded	-	-	-	-	-	-	18	-	18
Ending Balance	$235	$252	$743	$3,272	$1,398	$471	$333	$384	$7,088
Ending balance: individually evaluated for impairment	$26	$-	$-	$-	$122	$-	$-	$-	$148
Ending balance: collectively evaluated for impairment	$209	$252	$743	$3,272	$1,276	$471	$333	$384	$6,940
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$82,629	$68,524	$103,760	$416,632	$125,612	$41,541	$-	$-	$838,698
Ending balance: individually evaluated for impairment	$763	$-	$-	$196	$1,852	$-	$-	$-	$2,811
Ending balance: collectively evaluated for impairment	$81,748	$68,524	$103,760	$416,436	$123,760	$41,541	$-	$-	$835,769
Ending balance: loans acquired with deteriorated credit quality	$118	$-	$-	$-	$-	$-	$-	$-	$118

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Additional analysis, presented in thousands, related to the allowance for credit losses for nine months ended September 30, 2019 and September 30, 2018 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Charge Offs	(95)	-	(22)	-	(55)	(382)	-	-	(554)
Recoveries	-	-	3	7	21	97	-	-	128
Provision (Credit)	122	102	(16)	81	279	346	-	(504)	410
Other Non-interest expense related to unfunded	-	-	-	-	-	-	156	-	156
Ending Balance	$274	$352	$733	$3,305	$1,550	$545	$430	$-	$7,189
Ending balance: individually evaluated for impairment	$22	$-	$-	$-	$165	$-	$-	$-	$187
Ending balance: collectively evaluated for impairment	$252	$352	$733	$3,305	$1,385	$545	$430	$-	$7,002
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$158,458	$200,625	$110,405	$501,095	$138,395	$49,718	$-	$-	$1,158,696
Ending balance: individually evaluated for impairment	$752	$406	$368	$304	$1,398	$-	$-	$-	$3,228
Ending balance: collectively evaluated for impairment	$157,659	$200,219	$110,037	$500,791	$136,997	$49,718	$-	$-	$1,155,421
Ending balance: loans acquired with deteriorated credit quality	$47	$-	$-	$-	$-	$-	$-	$-	$47

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2018
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$343	$244	$667	$3,149	$1,546	$441	$227	$478	$7,095
Charge Offs	(63)	-	-	(15)	(100)	(272)	-	-	(450)
Recoveries	18	-	6	7	8	79	-	-	118
Provision (Credit)	(63)	8	70	131	(56)	223	-	(94)	219
Other Non-interest expense related to unfunded	-	-	-	-	-	-	106	-	106
Ending Balance	$235	$252	$743	$3,272	$1,398	$471	$333	$384	$7,088
Ending balance: individually evaluated for impairment	$26	$-	$-	$-	$122	$-	$-	$-	$148
Ending balance: collectively evaluated for impairment	$209	$252	$743	$3,272	$1,276	$471	$333	$384	$6,940
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$82,629	$68,524	$103,760	$416,632	$125,612	$41,541	$-	$-	$838,698
Ending balance: individually evaluated for impairment	$763	$-	$-	$196	$1,852	$-	$-	$-	$2,811
Ending balance: collectively evaluated for impairment	$81,748	$68,524	$103,760	$416,436	$123,760	$41,541	$-	$-	$835,769
Ending balance: loans acquired with deteriorated credit quality	$118	$-	$-	$-	$-	$-	$-	$-	$118

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

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Earnings per share
Net income	$4,275	$3,875	$13,679	$11,756
Less: distributed earnings allocated to participating securities	(14)	(13)	(37)	(38)
Less: undistributed earnings allocated to participating securities	(18)	(26)	(63)	(80)
Net earnings available to common shareholders	$4,243	$3,836	$13,579	$11,638

Weighted average common shares outstanding including participating securities	11,121,426	9,274,507	11,105,993	9,268,819
Less: average unvested restricted shares	(79,335)	(93,242)	(81,569)	(92,683)
Weighted average common shares outstanding	11,042,091	9,181,265	11,024,424	9,176,136
Basic earnings and diluted per share	$0.38	$0.42	$1.23	$1.27

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2019 and December 31, 2018 are reflected below.

	(In Thousands)
	September 30, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$114,592	$114,592	$114,592	$-	$-
Interest-bearing time deposits	4,554	4,554	-	4,554	-
Securities - available-for-sale	190,465	190,465	14,009	174,947	1,509
Other securities	5,789	5,789	-	-	5,789
Loans held for sale	606	606	-	-	606
Loans, net	1,151,937	1,129,954	-	-	1,129,954
Interest receivable	7,830	7,830	-	-	7,830
				-
Financial Liabilities:
Interest bearing deposits	$741,313	$741,360	$-	$-	$741,360
Non-interest bearing deposits	261,719	261,719	-	261,719	-
Time deposits	274,996	275,658	-	-	275,658
Total Deposits	1,278,028	1,278,707	-	261,719	1,016,988

Federal funds purchased and securities sold under agreement to repurchase	30,056	30,056	-	-	30,056
Federal Home Loan Bank advances	24,669	24,672	-	-	24,672
Interest payable	739	739	-	-	739

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$14,009	$-	$-
U.S. Government agencies	-	80,043	-
Mortgage-backed securities	-	57,461	-
State and local governments	-	37,443	1,509
Total Securities Available-for-Sale	$14,009	$174,947	$1,509

December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$22,830	$-	$-
U.S. Government agencies	14,105	55,222	-
Mortgage-backed securities	-	36,262	-
State and local governments	-	38,601	1,427
Total Securities Available-for-Sale	$36,935	$130,085	$1,427

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and nine month periods ended September 30, 2019 and September 30, 2018.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at July 1, 2019	$-	$1,505	$1,505

Change in Market Value	-	4	4

Payments & Maturities	-	-	-

Balance at September 30, 2019	$-	$1,509	$1,509

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2019	$-	$1,427	$1,427

Change in Market Value	-	82	82

Payments & Maturities	-	-	-

Balance at September 30, 2019	$-	$1,509	$1,509

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at July 1, 2018	$-	$1,423	$1,423

Change in Market Value	-	(30)	(30)

Payments & Maturities	-	-	-

Balance at September 30, 2018	$-	$1,393	$1,393

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2018	$-	$1,428	$1,428

Change in Market Value	-	(35)	(35)

Payments & Maturities	-	-	-

Balance at September 30, 2018	$-	$1,393	$1,393

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At September 30, 2019 and December 31, 2018, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At September 30, 2019 and December 31, 2018, fair value of collateral dependent impaired loans categorized as Level 3 was $106 and $215 thousand, respectively. The specific allocation for impaired loans was $22 and $31 thousand as of September 30, 2019 and December 31, 2018, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	September 30, 2019	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,509	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (2.41%)

Collateral dependent impaired loans	106	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (17.19%)

Other real estate owned - commercial	164	Appraisals	Discount to reflect current market	0-20% (23.31% )

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2018	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,427	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.51%)

Collateral dependent impaired loans	215	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (12.38%)

Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on September 30, 2019 and December 31, 2018:

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2019
	(In Thousands)
	Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$106	$-	$-	$106
Other real estate owned - commercial	164	-	-	164

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018
	(In Thousands)
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$215	$-	$-	$215
Other real estate owned - commercial	-	-	-	-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no Federal Funds purchased as of September 30, 2019 and $6.5 million as of December 31, 2018, respectively.  During the same time periods, the company also had $30.1 million and $25.7 million in securities sold under agreement to repurchase.

	September 30, 2019
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	1,698	-	-	28,358	30,056
	$1,698	$-	$-	$28,358	$30,056

	December 31, 2018
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$6,486	$-	$-	$-	$6,486
Repurchase agreements
US Treasury & agency securities	806	-	-	24,889	25,695
	$7,292	$-	$-	$24,889	$32,181

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

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities).  FASB recently approved a delay in adoption for Smaller Reporting Companies.  The Company has completed an analysis to determine they qualify as a Smaller Reporting Company.  Adoption can be postponed until December 15, 2022 (i.e., January 1, 2023, for calendar year entities) .  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has contracted with an external advisor and has formed a committee to determine the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results. The Company began working with the third party service provider to review parallel reports starting in June 2019.  The Company will not adopt in calendar year 2020 and is currently evaluating when or if they would early adopt.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and other (Topic 350) – Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not expect ASU 2017-04 to have a material impact on its financial statements, as goodwill testing has been completed annually without any impairment concerns.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for years beginning after December 15, 2019, with early adoption permitted.  The Company is in the process of evaluating and does not expect ASU 2018-13 to have a material impact on its accounting disclosures.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continued second quarter’s “quarter of execution” to the “quarter on fire” for the third quarter of 2019. The first quarter of 2019 was impacted by a very labor-intensive process as we welcomed new employees, customers and shareholders into the F&M family. This followed our merger with Limberlost Bancshares, Inc. on January 1, 2019 and three weeks later the integration of the Bank of Geneva into The Farmers & Merchants State Bank’s core operating system. Financially, the merger is becoming accretive to earnings during 2019, with a larger legal lending limit enabling the expansion of existing customer’s borrowings, and a wider range of product and services now available to all customers. The second and third quarters have been the time to focus on these new opportunities.

A Chief People Officer was added in second quarter 2019 to assist with increasing the level of our Company’s talent.  The Company has invested in our retail infrastructure and has been conducting extensive training.  During the last two quarters, the Company has spent time developing a three year strategic plan.  The vision statement was updated to be “Community Vested to Help People Realize Their Best Lives.”  An outcome of the strategic planning process included the following five strategic initiatives that will help take the Company to the next level:  customer acquisition and retention, talent optimization, actively pursue acquisition opportunities, improve operating efficiency and financial performance, and develop a comprehensive digital strategy for internal and external constituencies.

The third quarter growing conditions for late planted crops were favorable with the crop outlook better than originally anticipated given the late planting dates.  The use of crop insurance and the receipt of government subsidies for many of our farms will result in an acceptable year.  The large grain carryover and trade disruptions as a result of tariffs continue to weigh on commodity prices.  Agri-businesses will likely feel the largest negative effect of non-planted acreage; although, it is believed most are financially sound and have the ability to withstand the potential negative financial impact.  Recent land sales continue to be strong suggesting farmer optimism and an overall solid financial position.  Results will continue to be monitored going into fourth quarter and 2020.  The overall ag sector remains healthy.

The labor shortage is still impacting our commercial customers; whether it is slowing existing projects or expanding the use of technology. It remains one of the largest concerns for 2019. Performance is strong and competition is fierce. The strong performance is evidenced by the size of paydowns and payoffs that have occurred. Regional banks in our market area are busy with larger projects and the small to midsize business segment is where our community bank excels. Overall, the commercial division is optimistic on growth.  Many loans which closed in the second quarter were funded in the third, replacing the accelerated paydowns and payoffs of the first half of the year. Two larger relationships which include construction may not be completely drawn until the fourth quarter.  The commercial real estate market remains very active and competition is extending amortization and rate terms.  Commercial and industrial markets remain healthy with competition thinly priced creating a high demand for the borrower’s non-credit business.

Nationally, the automotive demand has fallen below 17 million units for the first time since 2014. The Bank ran an automotive special during second quarter and has been able to maintain the portfolio balances in the retail market.  The yield on the new loans being generated is also higher than what last year’s loans were, by about 50 basis points. The Bank has been busy contracting with automotive dealers in the newer markets to expand our opportunities.  This should help to maintain the balances in the consumer market.

Home loan origination activity substantially improved in the third quarter and the division was on fire. One of the biggest impediments to continued improvement is the lack of available housing in our markets, specifically at the moderate level. The Bank is experiencing increased activity in purchases and home improvement.  Fixed mortgage rates fell in third quarter resulting in an increase in refinance volume.

Yield on loans is high due to the payoff of two loans in the second quarter, the same relationship, that was a reversal of a fair value adjustment of almost $2 million that was established in the Limberlost acquisition. The payoff totaled approximately $3.8 million as the customer was able to secure financing elsewhere. This enabled the widening of the net interest margin which would have tightened otherwise from the increased cost of funds outpacing the asset yield improvement.  Cost of deposits continues to put pressure on the margin.

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

At September 30, 2019, we had 355 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which are contributory.  We consider our employee relations to be good.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At September 30, 2019 OREO property holdings were $351 thousand. OREO totaled $600 thousand and $717 thousand as of December 31, 2018 and September 30, 2018 respectively.

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

Inherent in most estimates is imprecision.   The Bank’s ALLL may include a margin for imprecision with an unallocated portion.  Bank regulatory agencies and external auditors periodically review the Bank’s methodology and adequacy of the ALLL.  Any required changes in the ALLL or loan charge-offs by these agencies or auditors may have a material effect on the ALLL.

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

Liquidity in terms of cash and cash equivalents ended $76.2 million higher as of September 30, 2019 than it was at yearend December 31, 2018. An increase in deposits helped to fund the $312.3 million increase in net loans since yearend 2018. All loan portfolios increased as a result of the Limberlost acquisition with the largest loan growth having occurred in agricultural real estate and commercial real estate portfolios.  Consumer real estate and commercial and industrial portfolios also experienced large increases.

In comparing to the same prior year period, the September 30, 2019 (net of deferred fees and cost) loan balances of $1.2 billion accounted for $320.0 million or 38.2% increase when compared to 2018’s $838.7 million.  The year over year improvement in all loan categories was made up of a combined increase of 199.2% in agricultural related loans (comprised of 192.8% in agricultural real estate loans and 6.4% in non-real estate agricultural loans).  Consumer real estate loans increased by 91.8%, consumer loans by 19.7%, other loans by 36.0% and commercial and industrial related loans by 29.2%.  The Company credits the growth not only to the Limberlost acquisition, but also the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of September 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	September 30, 2019	September 30, 2018	September 30, 2017
	Amount	Amount	Amount
Consumer Real Estate	$158,458	$82,629	$83,875
Agricultural Real Estate	200,625	68,524	63,571
Agricultural	110,405	103,760	87,239
Commercial Real Estate	501,095	416,632	393,913
Commercial and Industrial	130,228	119,607	124,165
Consumer	49,718	41,541	35,887
Other	8,167	6,005	6,555

Total Loans, net	$1,158,696	$838,698	$795,205

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of September 30, 2019.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$5,516	$16,780	$136,971
Agricultural Real Estate	177	5,660	196,000
Agricultural	64,939	30,949	14,372
Commercial Real Estate	32,816	220,684	248,828
Commercial and Industrial	61,580	57,158	11,463
Consumer	6,151	32,344	10,973
Other	825	895	6,440

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2017, 2018, and 2019. The security portfolio increased $22.0 million in the first nine months 2019 from yearend 2018. The amount of pledged investment securities increased by $7.4 million as compared to yearend and increased $8.0 million as compared to September 30, 2018. The difference in the growth and consequently pledged securities, improves liquidity with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of September 30, 2019, pledged investment securities totaled $89.2 million.  The current portfolio is in a net unrealized gain position of $1.9 million.

For the Bank, an additional $17.3 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $97 million available provided adequate collateral is pledged.

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

Overall total assets increased 41.1% since yearend 2018 and grew 42.1% since September 30, 2018. The largest growth in both periods was in the loan portfolios followed by cash and equivalents.  Goodwill also increased with the acquisition of the Bank of Geneva.

Deposits accounted for the largest growth within liabilities, up 37.6% or $349.2 million over both yearend and September 30, 2018 balances. Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $84.1 million as of the third quarter of 2019 compared to yearend 2018, as the acquisition of Limberlost, which included stock in the transaction, was completed on January 1, 2019 along with earnings exceeding dividend declarations in the first three quarters. Accumulated other comprehensive loss decreased in loss position by $4.5 million from December 2018 to an unrealized gain of $1.5 million at September 30, 2019.   Dividends declared were the same as the first two quarters at $0.15 per share.  Compared to September 30, 2018, shareholders’ equity increased 63.2% or $88.1 million.  Profits are higher year-to-date September 2019 than year-to-date September 2018 by $1.9 million with the Limberlost acquisition.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement increased to 2.5% for calendar year 2019.  As of September 30, 2019, the Company and the Bank are both positioned well above the 2019 requirement.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	10.21%
Risk Based Capital Tier I	12.45%
Total Risk Based Capital	13.04%
Stockholders' Equity/Total Assets	13.11%
Capital Conservation Buffer	5.04%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2019 and 2018

When comparing third quarter 2019 to third quarter 2018, average loan balances with the acquisition of Limberlost grew $294.9 million. This represented a 35.5% increase in a one-year time period. Interest income on loan balances also experienced an increase of $4.5 million as compared to the quarter ended September 30, 2018.

The available-for-sale securities portfolio increased in average balances by $6.3 million when comparing to the previous year while the income increased $287 thousand over third quarter.  Fed Funds sold and interest bearing deposits increased in average balances by $93.3 million as compared to the same quarter in 2018 which resulted in increased income of $495 thousand for the current quarter.

Overall total interest income for the quarter comparisons was higher for third quarter 2019 by 44.7% or $5.3 million as to third quarter 2018.

In terms of annualized yield, for the quarter ended September 30, 2019, it was 4.74% which compares to a year ago third quarter ended September 30, 2018 of 4.52%. The following chart demonstrates the value of increased loan balances in the balance sheet mix.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended September 30, 2019		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2019	September 30, 2018
Loans	$1,126,173	$15,202	5.40%	5.16%
Taxable investment securities	167,654	1,082	2.58%	1.95%
Tax-exempt investment securities	32,530	149	2.32%	2.45%
Fed funds sold & other	112,961	579	2.05%	1.71%
Total Interest Earning Assets	$1,439,318	$17,012	4.74%	4.52%

Change in Interest Income Quarter to Date September 30, 2019 Compared to September 30, 2018

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$4,477	$3,982	$495
Taxable investment securities	372	143	229
Tax-exempt investment securities	(85)	(92)	7
Fed funds sold & other	495	478	17
Total Interest Earning Assets	$5,259	$4,511	$748

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Offsetting some of the increase in interest income for the quarter was the increase in cost of funds in 2019.  Third quarter 2019 was higher by $2.3 million than third quarter 2018.  Since 2018 with the Limberlost acquisition, average interest-bearing deposit balances have increased $278.1 million and resulted in approximately $2.0 million more in interest expense for the most recent quarter.  Additionally, interest expense on FHLB borrowings was up $237 thousand in the third quarter 2019 over the same time frame in 2018 due to borrowings taken on from the acquisition.  During the quarter, the prime rate has dropped 50 basis points.  Management has adjusted deposit rates accordingly.

	(In Thousands)
	Quarter to Date Ended September 30, 2019		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2019	September 30, 2018
Savings deposits	$734,075	$2,044	1.11%	0.67%
Other time deposits	276,793	1,610	2.33%	1.53%
Other borrowed money	24,582	257	4.18%	1.60%
Fed funds purchased & securities
sold under agreement to repurchase	28,947	201	2.78%	2.08%
Total Interest Bearing Liabilities	$1,064,397	$4,112	1.55%	0.92%

Change in Interest Expense Quarter to Date September 30, 2019 Compared to September 30, 2018

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$1,123	$507	$616
Other time deposits	920	558	362
Other borrowed money	237	205	32
Fed funds purchased & securities
sold under agreement to repurchase	67	22	45
Total Interest Bearing Liabilities	$2,347	$1,292	$1,055

Overall, net interest spread for the third quarter 2019 is 41 basis points lower than last year.  As the following chart illustrates, higher yields on interest and dividend income did not offset the higher interest expense in the most recent quarter when comparing to the same period a year ago.

	September 30, 2019	September 30, 2018	September 30, 2017
Interest/Dividend income/yield	4.74%	4.52%	4.24%
Interest Expense/cost	1.55%	0.92%	0.72%
Net Interest Spread	3.19%	3.60%	3.52%
Net Interest Margin	3.60%	3.85%	3.71%

Net interest income was up $2.9 million for the third quarter 2019  over the same time frame in 2018 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned.  As the new loans added in 2018 and 2019 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits have and will continue to put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations - Third Quarter 2019 to Third Quarter 2018

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer loan portfolios accounted for the largest component of charge-offs and recoveries for third quarter of 2019 as compared to the consumer and consumer real estate portfolios which comprised the majority of the charge-offs and recoveries for third quarter 2018.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $200 thousand higher for the third quarter 2019 as compared to the same quarter 2018.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $96 thousand higher in third quarter 2019 than the same quarter 2018.  Recoveries were $6 thousand higher in third quarter 2019 as compared to third quarter 2018.  Combined net charge-offs were $90 thousand higher in third quarter 2019 than the same time period 2018. Past due loans increased $1.7 million from September 30, 2018 as compared to September 30, 2019.  The majority of the change is attributed to the increase of past due balances in the agricultural, agricultural real estate and commercial portfolios.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended September 30, 2019, 2018, and 2017.

	(In Thousands)
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Loans, net	$1,158,696	$838,698	$795,205
Daily average of outstanding loans	$1,126,173	$831,246	$790,397

Allowance for Loan Losses - July 1,	$6,683	$6,789	$6,858
Loans Charged off:
Consumer Real Estate	39	29	-
Agriculture Real Estate	-	-	-
Agricultural	22	-	-
Commercial Real Estate	-	-	19
Commercial and Industrial	55	-	-
Consumer	103	94	92
	219	123	111
Loan Recoveries:
Consumer Real Estate	-	18	-
Agriculture Real Estate	-	-	-
Agricultural	1	-	-
Commercial Real Estate	2	3	4
Commercial and Industrial	13	3	2
Consumer	32	18	18
	48	42	24
Net Charge Offs	171	81	87
Provision for loan loss	247	47	99
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	6,759	6,755	6,870
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	430	333	228
Total Allowance for Credit Losses - September 30,	$7,189	$7,088	$7,098
Ratio of net charge-offs to average Loans outstanding	0.02%	0.01%	0.01%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	173.25%	1,399.98%	397.35%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

Loans classified as nonaccrual were higher as of September 30, 2019 at $3.3 million as compared to $483 thousand as of September 30, 2018.  The majority of the increase is in the agricultural, consumer real estate and commercial portfolios.

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

The following table presents the balances for allowance for loan losses by loan type for nine months ended September 30, 2019 and September 30, 2018.

	(In Thousands)		(In Thousands)
	September 30, 2019		September 30, 2018
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$274	13.68%	$235	9.85%
Agricultural Real Estate	352	17.31%	252	8.17%
Agricultural	733	9.53%	743	12.37%
Commercial Real Estate	3,305	43.25%	3,272	49.68%
Commercial and Industrial	1,550	11.94%	1,398	14.98%
Consumer	545	4.29%	471	4.95%
Unallocated	-	0.00%	384	0.00%
Allowance for Loan & Lease Losses	6,759		6,755
Off Balance Sheet Commitments	430		333
Total Allowance for Credit Losses	$7,189		$7,088

Noninterest Income

Noninterest income was up $478 thousand for the third quarter 2019 over the same time frame in 2018.  The Company has seen an increase in its mortgage production volume and the gain on the sale of these loans was $76 thousand higher for the third quarter 2019 over the same period in 2018. Loan originations on loans held for sale for the third quarter 2019 were $24.7 million with proceeds from sale at $24.8 million for 2019 compared to 2018’s third quarter activity of $13.6 million in originations and $11.8 million in sales.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

The largest fluctuation in noninterest income was in the combined service fee lines, which was $412 thousand higher than the same quarter last year.  The increase was largely due to an increase in servicing rights income of $150 thousand and debit card income of $127 thousand.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the third quarter of 2019, mortgage servicing rights caused a net $91 thousand in income, in comparison to a net $17 thousand income for the third quarter of  2018. The higher capitalized additions for 2019 are attributed to a higher loan origination level of 1-4 families combined with a higher mortgage servicing rights value being applied to originations of 1-4 families in 2019 as compared to 2018. For loans of 15 years and less, the value was 1.055% in the third quarter 2019 versus 1.008% in third quarter 2018. For loans over 15 years, the value was 1.259% versus 1.218% for the same periods respectively. The carrying value is well below the market value of $3.0 million which indicates any large expense to fund the valuation allowance to be unlikely in 2019.

	(In Thousands)
	2019	2018
Beginning Balance, January 1,	$2,385	$2,299
Capitalized Additions	$500	338
Amortization	$(329)	(264)
Ending Balance, September 30,	$2,556	2,373
Valuation Allowance	$-	-
Mortgage Servicing Rights net, September 30,	$2,556	$2,373

Noninterest Expense

For the third quarter 2019, noninterest expenses were $2.5 million higher than for the same quarter in 2018.  Salaries, wages, and employee benefits increased $1.1 million, with the addition of the acquired offices, normal merit increases, increased medical costs and restricted stock expense.  Furniture and equipment expenses increased $132 thousand from the prior year primarily due to an increase in depreciation of $83 thousand and maintenance contracts of $48 thousand.  Data processing charges increased $118 thousand for third quarter 2019 while advertising increased $351 thousand for the quarter. Other general and administrative expenses were up $542 thousand compared to third quarter 2018.  Core deposit intangible increased $140 thousand, loan and collection expense increased $88 thousand and audit and exam fees increased $72 thousand.  Miscellaneous NSF checks and other losses decreased $72 thousand from third quarter 2018.

Net Income

Results overall, net income in the third quarter of 2019 was up $400 thousand as compared to the same quarter last year.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for nine month periods ended September 30, 2019 and 2018

Interest Income

Higher loan balances created the improvement in the interest income for the first nine months of  2019 as compared to the first nine months of 2018.  Interest income rose 48.6% or $16.7 million while interest income from loans accounted for the majority of the increase. Contributing to the improvement was an increase in securities income of $489 thousand and an increase in income from Fed Funds sold and interest bearing deposits of $985 thousand over 2018. The change in the balance sheet mix along with the loan growth caused the asset yield to improve by 63 basis points to 5.04% for the first nine months of 2019 compared to first nine months of 2018’s 4.41%.  The improvement of the yield was favorably impacted by the $2.0 million reversal of the fair value adjustment from the payoff of the purchased credit-impaired loans as discussed in Note 2.

With each quarter of 2019, the loan growth contributed to the continued improvement in asset yield. The growth factor contribution is shown in the charts which follow.

The average interest earning asset base was $308.1 million higher in first nine months 2019 than the first nine months of 2018, an increase of approximately 29.4%.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended September 30, 2019		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2019	September 30, 2018
Loans	$1,113,892	$46,605	5.58%	5.04%
Taxable investment securities	146,085	2,857	2.61%	1.91%
Tax-exempt investment securities	20,784	489	3.97%	2.45%
Fed funds sold & other	75,388	1,206	2.13%	1.51%
Total Interest Earning Assets	$1,356,149	$51,157	5.04%	4.41%

Change in Interest Income Year to Date September 30, 2019 Compared to September 30, 2018

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$15,257	$11,882	$3,375
Taxable investment securities	721	(53)	774
Tax-exempt investment securities	(232)	(859)	627
Fed funds sold & other	985	894	91
Total Interest Earning Assets	$16,731	$11,864	$4,867

Interest Expense

Interest expense was also higher for the first nine months of 2019 compared to the first nine months of 2018. At $10.9 million, the first nine months of 2019 was up $6.2 million as compared to same time period 2018 or 130.2%.

The average balance of interest-bearing liabilities was higher by $257.4 million in 2019 than the first nine months of 2018. Interest bearing deposits increased $233.1 million while Fed Funds purchased and securities sold under agreement to repurchase increased by $3.3 million. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 59 basis points increase in the cost of funds at 1.42% for the first nine months of 2019 as compared to 2018’s 0.83%.

Competition has caused deposits to price higher. The change chart on the following page shows the increased cost is only slightly driven more by volume than rate.

	(In Thousands)
	Year to Date Ended September 30, 2019		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2019	September 30, 2018
Savings deposits	$708,280	$5,577	1.05%	0.60%
Other time deposits	261,729	4,029	2.05%	1.33%
Other borrowed money	26,035	813	4.16%	1.60%
Fed funds purchased & securities
sold under agreement to repurchase	29,657	527	2.37%	1.90%
Total Interest Bearing Liabilities	$1,025,701	$10,946	1.42%	0.83%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Change in Interest Expense Year to Date September 30, 2019 Compared to September 30, 2018

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$3,080	$1,214	$1,866
Other time deposits	2,207	1,215	992
Other borrowed money	753	657	96
Fed funds purchased & securities
sold under agreement to repurchase	151	58	93
Total Interest Bearing Liabilities	$6,191	$3,144	$3,047

Net Interest Income

Overall, net interest spread figures for the first nine months of 2019 are up from 2018 by 4 basis points and up 18 basis points from 2017. Net interest margin for the first nine months of 2019 is higher than the same period 2018 and 2017. As the chart below illustrates, both higher yields on interest and dividend income, were offset by higher interest expense resulting in total net interest margin up 17 basis points since the first nine months of 2018 and over the first nine months of 2017 by 36 basis points.

	September 30, 2019	September 30, 2018	September 30, 2017
Interest/Dividend income/yield	5.04%	4.41%	4.12%
Interest Expense/cost	1.42%	0.83%	0.68%
Net Interest Spread	3.62%	3.58%	3.44%
Net Interest Margin	3.97%	3.80%	3.61%

Net interest income was up $10.5 million in the first nine months of 2019 over the same time frame in 2018 due to the increase in loan income even with higher interest expense, as previously mentioned. New loans added in 2018 and 2019 will continue to generate more income, while deposit pressure is expected to continue to increase on the expense side.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Comparison of Results of Noninterest Earnings and Expenses for nine month periods ended September 30, 2019 and 2018

Provision Expense

Total provision for loan losses was $191 thousand higher for the first nine months 2019 than for the first nine months 2018. While loan growth continued in the first nine months, strong asset quality continued also. The strong asset quality along with only $94 thousand higher net charge-offs offset any need for additional provision above the $410 thousand that was expensed.

	(In Thousands)
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Loans, net	$1,158,696	$838,698	$795,205
Daily average of outstanding loans	$1,113,892	$830,118	$776,828

Allowance for Loan Losses - January 1,	$6,775	$6,868	$6,784
Loans Charged off:
Consumer Real Estate	95	63	-
Agriculture Real Estate	-	-	-
Agricultural	22	-	-
Commercial Real Estate	-	15	19
Commercial and Industrial	55	100	-
Consumer	382	272	189
	554	450	208
Loan Recoveries:
Consumer Real Estate	-	18	13
Agriculture Real Estate	-	-	-
Agricultural	3	6	2
Commercial Real Estate	7	7	11
Commercial and Industrial	21	8	8
Consumer	97	79	63
	128	118	97
Net Charge Offs	426	332	111
Provision for loan loss	410	219	197
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	6,759	6,755	6,870
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	430	333	228
Total Allowance for Credit Losses - September 30,	$7,189	$7,088	$7,098
Ratio of net charge-offs to average Loans outstanding	0.04%	0.04%	0.01%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	173.25%	1,399.98%	397.35%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

In comparing past due balances of loans 30+ days, September 30, 2019 balances were $2.5 million as compared to September 30, 2018 balances of $777 thousand. Net charge-offs were also slightly higher at $426 thousand for the first nine months of 2019 compared to the first nine months of 2018’s $332 thousand.

Noninterest Income

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Noninterest income for the first nine months 2019 increased over the first nine months of 2018 by $738 thousand.  Combined service fees increased by $833 thousand with increased debit card income of $336 thousand and servicing rights income of $163 thousand.  Overdraft and returned check income increased $119 thousand while miscellaneous service fees increased $108 thousand.  Gain on sale of loans showed a $59 thousand decrease over the first nine months of 2018.  The Company did sell some of its available-for-sale securities in first quarter 2019 and recognized a loss of $26 thousand.

Noninterest Expense

Through the first nine months of 2019, noninterest expenses were $8.4 million higher than in the first nine months of 2018.  Of this increase, $1.3 million was third party acquisition related costs incurred with the Limberlost transaction.  The effect of an increase of $2.4 million in salaries and wages was combined with an increase of $1.1 million in employee benefits. The addition of the acquired offices, normal merit increases, increased restricted stock expense, increased medical costs and increased employer taxes related to the vesting of restricted stock awards have impacted  2019.  Acquisition costs included in these categories were $157 thousand.

Data processing fees were $1.2 million higher than last year with $868 thousand of the increase acquisition related. A seven year contract extension was signed in the third quarter of 2016 which has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. We have already added additional products in 2019, mainly focused on mobile services and business deposit accounts.  Furniture and equipment was $519 thousand higher than 2018.  Increased depreciation for new offices and office transformations, along with maintenance costs have led to this expense to increase over 2018.

General and administrative expenses were up $1.7 million over the first nine months of 2018 with $195 thousand incurred from the acquisition.  The largest increase was $420 thousand for core deposit intangible.  Miscellaneous expenses were $225 thousand more than 2018 with acquisition expenses totaling $37 thousand.  Loan and collection expenses were up $116 thousand as compared to 2018.  The next largest increase for 2019 was in legal expenses.  These two line items on the income statement were up by $154 thousand over the first nine months of 2018 with acquisition expenses accounting for $96 thousand of the increase.

Net Income

Overall, net income through the first nine months of 2019 was up $1.9 million as compared to the first nine months of 2018.  Excluding tax adjusted acquisition costs, net income would have been approximately $14.7 million, an increase of $1.0 million as shown below in the table.

	(in thousands of dollars)
	Nine Months Ended
Non-GAAP Reconciliation of Net Income	September 30, 2019	September 30, 2018
	(Unaudited)
Net income as reported	$13,679	$11,756
Acquisition expenses	1,270	189
Tax effect	(250)	(19)
Net income excluding acquisition expenses	$14,699	$11,926

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
4.23%	20.16%	Rising	3.00%	60,436	18.70%
4.01%	14.03%	Rising	2.00%	57,439	12.81%
3.80%	8.00%	Rising	1.00%	54,497	7.03%
3.52%	0.00%	Flat	0.00%	50,916	0.00%
3.49%	-0.78%	Falling	-1.00%	49,947	-1.90%
3.29%	-6.56%	Falling	-2.00%	47,307	-7.09%
3.10%	-11.98%	Falling	-3.00%	44,984	-11.65%

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

The shock chart currently shows a widening net interest margin over the next twelve months in an increasing rate environment with a tightening in a falling rate environment.  Cost of funds are at 1.55% for the quarter and 1.42% year to date so the lowest shock of 100 basis points is where the Bank can take full advantage and reprice funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  Since the average duration of the majority of the assets is outside the 12 month shock period, the rising rate environment only shows improvement. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4 CONTROLS AND PROCEDURES

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019 . There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the risk factors disclosed by Registrant in its Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2019.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2019 to 7/31/2019	—		—		—	500,000

8/1/2019 to 8/31/2019	6,569	(2)	25.21	(2)	—	500,000

9/1/2019 to 9/30/2019	—		—		—	500,000
Total	6,569		—		—	500,000

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

Farmers & Merchants Bancorp, Inc.,

Date:	October 30, 2019	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	October 30, 2019	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer