Form 10-K
period 2019-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2020-02-26
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

__________________________________

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $323,412,049.

As of February 21, 2020, the Registrant had 12,230,000 shares of common stock issued of which 11,134,871 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

TABLE OF CONTENTS

Form 10‑K Items		PAGE

Item 1.	Business	3-10

Item 1a.	Risk Factors	10-16

Item 1b.	Unresolved Staff Comments	16

Item 2.	Properties	17

Item 3.	Legal Proceedings	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	19-20

Item 6.	Selected Financial Data	20-21

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations	21-43

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 8.	Financial Statements and Supplementary Data	44-99

Item 9.	Changes In and Disagreements on Accounting and Financial Disclosure	100

Item9a.	Controls and Procedures	100

Item 9b.	Other Information	100

Item 10.	Directors and Executive Officers of the Registrant	101-102

Item 11.	Executive Compensation	103

Item 12.	Security Ownership of Certain Beneficial Owners and Management	103

Item 13.	Certain Relationships and Related Transactions	103

Item 14.	Principal Accountant Fees and Services	103

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	104

Item 16.	Form 10-K Summary	104

Signatures		105

Exhibit 4	Description of Registrant’s Common Stock	106-107

Exhibit 21.	Subsidiaries of Farmers & Merchants Bancorp, Inc.	108

Exhibit 31.	Certifications Under Section 302	109-110

Exhibit 32.	Certifications Under Section 906	111-112

Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

Total Pages:		112

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

For a discussion of the general development of the Company’s business throughout 2019, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2019 in Review.”

Nature of Activities

The Farmers & Merchants State Bank engages in general commercial banking business. Its activities include commercial, agricultural and residential mortgage as well as consumer and credit card lending activities.  Because the Bank's offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements and loans for such items as autos, trucks, recreational vehicles and motorcycles.  With the expansion into newer market areas, the most recent increases in loan activity have been in commercial real estate, providing operating lines of credit and machinery purchases.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, trucks and light trucks vary from 90% to 110% depending on whether direct or indirect.
•	Loans above 100% are generally the result of additional charges for extended warranties and/or insurance coverage for wage or death.
•	Boats, campers, motorcycles, RV's and Motor Coaches range from 80%-90% based on age of vehicle.
•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with "in-house" first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.
•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture/Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.
•	Accounts Receivable: Up to 80% LTV less retainages and greater than 90 days.
•	Maximum LTV on non-traditional loan up to 85%.

Inventory:

•	Agriculture:
o	Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.
•	Commercial:
o	Maximum LTV of 50% on raw and finished goods.
•	Floor plan:
o	New/used vehicles to 100% of wholesale.
o	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New not to exceed 80% of invoice, used NTE 50% of listed book or 75% of appraised value.
•	Restaurant equipment up to 35% of market value.
•	Heavy trucks, titled trailers up to NTE 75% LTV and aircraft up to 75% of appraised value.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Hancock, Henry, Lucas, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay and Steuben. The commercial banking business in this market is highly competitive, with approximately 34 other depository institutions currently doing business in the Bank’s primary market.  In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities.  In a number of our locations, we compete against entities which are much larger than us, including Huntington National Bank, Fifth Third Bank, Wells Fargo Bank, NA, KeyBank NA and JPMorgan Chase Bank, NA.  Based on deposit data as of June 30, 2019 from the FDIC and using zip codes in our markets, the Bank ranked 3rd with a 14.24% market share in markets served.  The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2019, we had 357 full time equivalent employees.  The employees are not represented by a collective bargaining unit.  We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

Safety and Soundness Standards

The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.  If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency.  Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances.  Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

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

Affiliate Transactions

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder limit borrowings by holding companies and non-bank subsidiaries from affiliated insured depository institutions, and also limit various other transactions between holding companies and their non-bank subsidiaries, on the one hand, and their affiliated insured depository institutions on the other.  Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its non-bank affiliates be on arms-length terms.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non‑bank businesses.  The required capital levels along with the Bank’s capital position at December 31, 2019 and 2018 are summarized in the table included in Note 15 to the consolidated financial statements.  Beginning in 2018, the consolidated amounts and ratios for the Company are no longer required.

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

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories.  Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations.  An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.   As of December 31, 2019, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Deposit Insurance Assessments

The deposits of the Bank are insured up to the regulatory limits set by the FDIC.   The FDIC maintains the Deposit Insurance fund (“DIF”) by assessing depository institutions an insurance premium (assessment).  The amount assessed to each institution is based on statutory factors that take into consideration the degree of risk the institution poses to the DIF.   The primary purposes of the DIF are to (1) insure the deposits and protect the depositors of insured depository institutions; and (2) resolve failed banks.   The DIF is primarily funded through quarterly assessments on insured depository institutions, but it also earns interest income on its securities.   Decreases in the DIF result from loss provisions associated with the resolution of failed banks and FDIC operating expenses.

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

The Dodd-Frank Act permanently raised the standard maximum deposit insurance coverage amount to $250,000 and applies per depositor, per insured depository institution for each account ownership category.

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

In accordance with the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “GLB Act”), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party.  The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

A major focus of governmental policy on financial institutions has been aimed at combating money laundering and terrorist financing.  The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The U. S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as the Bank.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Final rules and amendments to the integrated mortgage disclosure rules under the Real Estate Settlement Act (RESPA) and Truth in Lending Act (TILA) became effective in October 2015.  The TILA-RESPA Integrated Disclosure rule commonly referred to as TRID combined required disclosures into two single forms: 1) The Loan Estimate which is provided shortly after a mortgage loan application and 2) The Closing Disclosure which is provided prior to loan consummation.  In addition, a mandated appraisal notice under the Equal Credit Opportunity Act and the servicing application disclosure under RESPA were also combined into the new integrated disclosures.  Process and procedural adjustments were necessary to appropriately implement the new requirements. Implementation to achieve TRID compliance involved extensive collaboration with the Mortgage Loan Origination software vendor, as well as outreach and coordination efforts with real estate agents, attorneys, and closing agents to cultivate preparedness for the new integrated mortgage loan disclosure forms.  Amendments to the TRID rules effective in October 2017 with a mandatory compliance in October 2018 were intended to provide further clarity to certain provisions.  Remaining attentive to the complexities of the TRID rules will ensure practices and procedures remain compliant and not subject the Bank to unnecessary liability.

Final rules, mostly effective in October 2015, were issued by the Board of Governors of the Federal Reserve System (FRB), the Farm Credit Administration, the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration (NCUA), and the Office of the Comptroller of the Currency (OCC) to implement provisions of the Homeowner Flood Insurance Affordability Act of 2014 (HFIAA) and the Biggert-Waters Flood Insurance Reform Act of 2012 (the Biggert-Waters Act).   These provisions amended regulations which apply to loans secured by properties located in special flood hazard areas. Final rules for acceptance of private flood insurance policies became effective on July 1, 2019.  Fines and penalties continue to be assessed by regulators for non-compliance with flood insurance requirements promote a continued focus on adherence to the flood rules and requirements.

The Department of Defense (DOD) rules amending its regulation that implements the Military Lending Act (MLA) became effective in October 2016.  The MLA enacted as part of the John Warner National Defense Act of 2007, significantly expanded the scope of the Act to cover all consumer credit except residential mortgages and purchase money loans.  Compliance requirements for credit cards became effective in October 2017. Coverage applies to consumer credit defined as “credit offered or extended for personal, family, or household purpose and that is subject to a finance charge or payable by written agreement in more than four installments.”  A covered borrower is a consumer who at the time of becoming obligated on a consumer credit transaction or establishing an account for consumer credit, is a covered member or dependent (including a spouse) of a covered member.   A covered member is a member of the armed forces serving on active duty or active guard or reserve duty.

Providing a loan to a MLA-covered borrower that exceeds the 36% Military Annual Percentage Rate is prohibited.  Any covered loans made without providing proper disclosures or in violation of the MLA is void.  Creditors who knowingly or willfully violate the rules could be subject to a fine, imprisonment up to one year or both.   Reliance on and collaboration with Loan Origination System vendors for assistance with calculations and required disclosures along with an efficient and effective process for identifying covered borrowers remains the best defense to prevent violations.

Under the TILA Ability to Repay requirements, the Bank meets the criteria to qualify as a small creditor based on the number of first-lien mortgage loans transactions and due to its asset size; however it is not a creditor that operates predominantly in rural or underserved areas as it did not extend more than 50% of its total first-lien covered transactions in rural or underserved areas.  The Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act.   In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance.

Revised Regulation C rules which implement the Home Mortgage Disclosure Act (HMDA) published by the Bureau become effective on January 1, 2018 for reportable loan applications.  Dodd-Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information.  The types of transactions reportable have expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Reportable data points were significantly expanded to 52 fields which included applicant age, credit score, automated underwriting system information, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, interest rate, loan originator identifier, as well as other data fields.   Ethnicity categories were expanded to include certain subcategories along with a means to capture information on how an applicant’s or borrower’s ethnicity, race, and sex were collected by the institution.  A thorough review and validation of data fields to be reported for each application was conducted throughout the year.  Year-end submission of data to be reported will utilize the web-based tool developed by the Bureau.

Enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) on May 24, 2018, resulted in a regulatory reform law deemed to be relief from certain burdensome provisions of the Dodd-Frank Act.  The EGRRCPA included provisions with various effective dates, including some that were effective immediately.  Matters impacted included access to mortgage credit; access to credit; protections for veterans, consumers, and homeowners; rules for holding companies; capital access; and protections for student borrowers.  Though effective immediately, conforming regulations were required for certain provisions such as Reciprocal Deposits, Examination Cycles, and High Volatility Commercial Real Estate (HVCRE).  The Protecting Tenants in Foreclosure Act was restored and permanently extended as of June 23, 2018.  An interim final rule was jointly issued by the OCC, FRB, and FDIC allowing an extended examination cycle for qualifying insured depository institutions with less than $3 billion in total assets.  Effective September 21, 2018, consumers could freeze their credit information and place one-year fraud alerts for free.  Additionally, parents can freeze the credit information of their children under age 16 for free.  In many instances, regulators still need to issue proposals, provide guidance, and publish final rules for various provisions.  Thus, issuance of guidance and final rules must be monitored in order to be effectively implemented.

Unfair or deceptive acts or practices (UDAP) standards originally developed years ago by the Federal Trade Commission focused on unacceptable practices that may not specifically be addressed elsewhere in banking or consumer finance law.  Banking regulatory agencies have increasingly used this authority over the years to address acts or practices that are deemed harmful, deceptive, or misleading to consumers.  The authority of the Federal Trade Commission (FTC) for credit practice rules was repealed as a result of the Dodd-Frank Act.  Guidance issued collectively by the FDIC, FRB, the Bureau, NCUA, and OCC in August 2014 clearly indicated certain consumer credit practices were not permissible and remained subject to Section 5 of the Federal Trade Commission Act, as well as Sections 1031 and 1036 of the Dodd-Frank Act.  The interagency guidance further noted that the Agencies will continue to have supervisory authority and enforcement authority for unfair or deceptive acts or practices, which could include those practices previously addressed in the former credit practices rules.  Awareness of UDAP standards, in relation to the offering and marketing of Bank products and services remains important.

The Bank is also subject to federal regulation relating to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations.  In addition, the activities and operations of the Bank are subject to numerous additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the federal Equal Credit Opportunity Act and Regulation B, the federal Electronic Funds Transfer Act and Regulation E, the federal Fair Credit Reporting Act and Regulation V, the federal Real Estate Settlement Procedures Act (RESPA) and Regulation X, the federal Truth in Lending Act and Regulation Z, the federal Truth in Savings Act and Regulation DD, the Bank Secrecy Act, the federal Community Reinvestment Act, anti-discrimination laws and legislation, and antitrust laws.

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

Available Information

The Company maintains an Internet web site at the following internet address: www.fm.bank. The Company files reports with the Securities and Exchange Commission (SEC). Because the Company makes its filing with the SEC electronically, you may access such reports at the SEC’s website (www.sec.gov). The Company makes available, free of charge through its internet address, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports as soon as reasonably practicable after such materials have been filed with or furnished to the SEC. Copies of these documents may also be obtained, either in electronic or paper form, by contacting Barbara J. Britenriker, Chief Financial Officer of the Company at (419) 446-2501.

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

Dependence upon the Accuracy and Completeness of Information

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors and accountants if made available. If this information is inaccurate, we may be subject to regulatory action, reputational harm or other adverse effects with respect to the operation of our business, our financial condition and our results of operation.

Our loan portfolio has a large concentration of real estate loans

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, agricultural, commercial, construction and residential loans, and such loans are concentrated in the Bank’s primary markets in northwest Ohio and Northeast Indiana.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.  Also, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  Economic events or governmental regulations outside of the control of the borrower could negatively impact the future cash flow and market values of the affected properties.

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

Changes in U.S. Trade Policies

Throughout 2018 and 2019, the U.S. government implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including agricultural products such as soybeans, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future. In January 2020, passage of the United States-Mexico-Canada (USMCA) trade agreement helped to alleviate some of these risks. The USMCA updates trading rules to better reflect 21st century technology, regulates labor and environmental standards in Mexico, tightens the rules the auto industry must follow to trade vehicles duty free across the three countries and provides tariff-free trade in North America.

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways.  Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds.  Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.  Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.”  After many years of a low and flat rate environment, the Federal Reserve began increasing the Federal Funds rate in 2015 and began decreasing the rate in the second half of 2019. The Company did not experience improvement in its asset yield on loans until such time that the rate increases enabled the loan rates to rise above the floors which had been on the majority of the variable rate loans.  During 2017, the increasing rates having reached over 100 basis points, triggered rate changes above the floors and the Company experienced improvement in the interest spread. The improvement in the net interest spread during 2017 through 2019 directly correlated to the improvement of the Bank’s loan to asset ratio.

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

Officers, other than executive officers, receive incentive pay based on additional criterion.  The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals.  Officers, therefore, have incentive pay at risk for individual performance.  The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank.  The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus.  For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs.  The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself.  Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each officer in 2019.  Officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year.  Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

Maintaining Compliance with Regulatory Capital Requirements

Under regulatory capital adequacy guidelines, we must meet guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.  Failure to meet minimum capital requirements could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as certain restrictions on our business.  Failure to maintain the status of “well-capitalized” under the regulatory framework could adversely affect the confidence that our customers have in us, which may lead to a decline in the demand for or a reduction in the prices that we are able to charge for our products and services. Failure to meet the guidelines could also limit our access to liquidity sources.

Access to New Capital

We may at some point need to raise additional capital to maintain our “well-capitalized” status.  Any capital we obtain may result in the dilution of the interests of existing holders of our stock.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us.

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

Compliance with Environmental Laws

A significant portion of our loan portfolio is secured by real property. We may foreclose on and take title to certain real property. There is a risk that hazardous substances could be found on the property and we may be liable for remediation costs, personal injury and/or property damage. We may incur substantial expenses to comply with environmental laws which may materially reduce the property's value or limit our ability to dispose of the property. The remediation costs and any other financial liabilities associated with the property could have a material adverse effect on our financial condition and results of operations.

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

Our operations are dependent on our ability to process financial transactions in a secure manner.  Failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, could disrupt our business or the businesses of our customers, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. We must ensure that information is properly protected from a variety of threats such as cyber attacks, error, fraud, sabotage, terrorism, industrial espionage, privacy violation, service interruption, and natural disaster.  These threats arise from numerous sources including human error, fraud on the part of employees or third parties, technological failure, telecommunication outages, and severe weather conditions. Information security risks for financial institutions like us have increased recently in part because of new technologies, the increased use of the internet and telecommunications technologies (including mobile devices and cloud computing) to conduct financial and other business transactions, political activism, and the increased sophistication and activities of organized crime. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our higher risk third party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber attack or other security breach. There can be no assurance that cyber incidents will not occur and they could occur more frequently and on a more significant scale.

We devote significant resources to implement, maintain, monitor and regularly upgrade our systems and networks with measures such as intrusion detection and prevention and firewalls to safeguard critical business applications. The additional cost to the Company of our cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting, and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cyber security. In addition, because cyber attacks can change frequently we may be unable to implement effective preventive or proactive measures in time. With the assistance of third-party service providers, we intend to continue to implement security technology and establish procedures to maintain network security, but there is no assurance that these measures will be successful. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Any activity that jeopardizes our network and the security of the information stored thereon may result in significant cost and have a significant adverse effect on our reputation. We maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks. Such insurance coverage may be insufficient to cover all losses.

Any successful cyber attack or other security breach involving the misappropriation or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber attack may also subject the Company to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Company’s business, financial condition or results of operations and damage its reputation.

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

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2022 and for interim periods during 2023. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

Attraction of Deposits and other Short-term Funding

In managing our liquidity, our primary source of short-term funding is customer deposits.  Our ability to continue to attract these deposits, and other short-term funding sources, is subject to variability based upon a number of factors, including the relative interest rates we are prepared to pay for these liabilities and the perception of safety of those deposits or short-term obligations relative to alternative short-term investments.  The availability and cost of credit in short-term markets depends upon market perceptions of our liquidity and creditworthiness.  Our efforts to monitor and manage liquidity risk may not be successful or sufficient to deal with dramatic or unanticipated changes in event-driven reductions in liquidity.  In such events, our cost of funds may increase, thereby reducing our net interest revenue, or we may need to dispose of a portion of our investment portfolio, which, depending on market conditions, could result in our realizing a loss or experiencing other adverse consequences.

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

The Bank owns all of its office locations, with the exception of Angola, Indiana and Bowling Green, Ohio.  Both of these office locations are leased.

The Bank currently maintains retail banking offices at the following locations:

Office	Location
Archbold, Ohio	307 N Defiance Street 1313 S Defiance Street
Wauseon, Ohio	1130 N Shoop Avenue 119 N Fulton Street
Stryker, Ohio	300 S Defiance Street
West Unity, Ohio	200 W Jackson Street
Bryan, Ohio	929 E High Street 1000 S Main Street
Delta, Ohio	101 Main Street
Montpelier, Ohio	1150 E Main Street
Napoleon, Ohio	2255 Scott Street
Swanton, Ohio	7 Turtle Creek Circle
Defiance, Ohio	1175 Hotel Drive
Perrysburg, Ohio	7001 Lighthouse Way
Butler, Indiana	200 S Broadway
Auburn, Indiana	403 Erie Pass
Angola, Indiana	2310 N Wayne Street
Hicksville, Ohio	100 N Main Street
Waterville, Ohio	8720 Waterville-Swanton Road
Custar, Ohio	22973 Defiance Pike
Sylvania, Ohio	5830 Monroe Street
Fort Wayne, Indiana	12106 Lima Road
Bowling Green, Ohio	1072 N. Main Street
Findlay, Ohio	1660 Tiffin Avenue

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

[Remainder of this page intentionally left blank.]

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

As of December 31, 2019, there were 1,806 record holders of our common stock of which 43.33% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2019.  The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2014 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance.  The stock price performance shown on the graph is not necessarily indicative of future performance.

	2014	2015	2016	2017	2018	2019
FMAO	100.00	103.85	137.55	315.56	302.47	244.65
NASDAQ - COMPOSITE	100.00	107.08	116.43	150.05	146.12	197.34
NASDAQ - BANK INDEX	100.00	108.76	148.45	156.13	132.57	162.08

Dividends are declared and paid quarterly.  Per share dividends declared for the years ended 2019 and 2018 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2019	$0.15	$0.15	$0.15	$0.16	$0.61
2018	$0.13	$0.14	$0.14	$0.15	$0.56

Dividends declared during 2019 were $0.61 per share totaling $6.73 million, 8.9% higher than 2018 declared dividends of $0.56 per share. During 2019, the Company awarded 38,100 shares to 94 employees and 3,220 shares were forfeited under its long term incentive plan. At year end, 2019, the Company held 1,093,065 shares in Treasury stock and 88,450 in unearned stock awards.

Dividends declared during 2018 were $0.56 per share totaling $5.14 million, 12% higher than 2017 declared dividends of $0.50 per share.  During 2018, the Company awarded 33,000 restricted shares to 80 employees and 2,620 shares were forfeited under its long term incentive plan. At yearend 2018, the Company held 1,114,739 shares in Treasury stock and 93,940 in unearned stock awards.

The Company currently expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.

The Company continues to have a strong capital base.

	2019	2018
Tier I Leverage Ratio	11.52%	12.81%
Risk Based Capital Tier I	13.63%	15.44%
Total Risk Based Capital	14.22%	16.21%
Stockholders' Equity/Total Assets	14.33%	12.84%
Capital Conservation Buffer	6.22%	8.21%

On January 17, 2020, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 550,000 shares of its outstanding common stock commencing January 17, 2020 and ending December 31, 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining Share Repurchases Authorization
10/1/2019
to	-		-		-	500,000
10/31/2019

11/1/2019
to	-		-		-	500,000
11/30/2019

12/1/2019
to	79	(2)	28.70	(2)	-	500,000
12/31/2019
Total	79		28.70		-	500,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 18, 2019.  On that date, the Board of Directors authorized the repurchase of 500,000 common shares between January 18, 2019 and December 31, 2019.

(2)	Shares which were repurchased for taxes on vested stock awards are outside of this program.

ITEM 6. SELECTED FINANCIAL DATA

Reclassification

Certain amounts in the 2018 and 2017 consolidated financial statements have been reclassified to conform with the 2019 presentation.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statement of Income - UNAUDITED

	(In Thousands, except share data)
	2019	2018	2017	2016	2015
Summary of Income:
Interest income	$68,306	$46,429	$41,248	$37,727	$33,650
Interest expense	14,759	6,572	5,127	4,223	3,587
Net Interest Income	53,547	39,857	36,121	33,504	30,063
Provision for loan losses	1,138	324	222	1,121	625
Net interest income after provision for loan losses	52,409	39,533	35,899	32,383	29,438
Other income (expense), net	(29,775)	(21,357)	(17,996)	(16,063)	(15,279)
Net income before income taxes	22,634	18,176	17,903	16,320	14,159
Income taxes	4,232	3,227	5,183	4,656	3,819
Net income	$18,402	$14,949	$12,720	$11,664	$10,340
Per Share of Common Stock:
Earnings per common share outstanding *
Net income(1)	$1.66	$1.61	$1.38	$1.27	$1.12
Dividends(1)	$0.61	$0.56	$0.50	$0.46	$0.44
Weighted average number of shares outstanding, including participating securities(1)	11,113,810	9,272,964	9,250,825	9,224,230	9,234,116

*	Based on weighted average number of shares outstanding
(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

	(In Thousands)
	2019	2018	2017	2016	2015
Total assets	$1,607,330	$1,116,163	$1,107,009	$1,055,895	$989,068
Loans, net	1,211,771	839,599	816,156	751,310	678,573
Total deposits	1,288,347	928,790	919,340	842,203	771,339
Stockholders' equity	230,258	143,287	134,137	125,577	120,097
Key Ratios
Return on average equity	8.26%	10.86%	9.75%	9.38%	8.80%
Return on average assets	1.23%	1.34%	1.18%	1.14%	1.08%
Loans to deposits	94.06%	90.40%	88.78%	89.45%	88.14%
Capital to assets	14.33%	12.84%	12.12%	11.89%	12.14%
Dividend payout	36.59%	34.40%	36.02%	35.67%	38.54%

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

The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the Company. This asset is initially capitalized and included in other assets on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized as noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. Management, with the advice from its third party valuation firm, review the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis.  Changes are reflected in the following quarter’s analysis related to the mortgage servicing asset.  In addition, based upon the independent third party’s valuation of the Company’s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.  The accuracy of these estimates and assumptions by management and its third party can be directly tied back to the fact that management has not been required to record a valuation allowance through its income statement based upon the valuation of each stratum of serving rights.

For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

2019 in Review

The Company completed the merger with Limberlost on January 1, 2019 and three weeks later integrated the Bank of Geneva into The Farmers & Merchants State Bank’s core operating system.  Great benefits will follow as the Company continues its strategy for long-term sustainable growth from the six offices that have been added. Financially, the merger was accretive to earnings during 2019, with a larger legal lending limit enabling the expansion of existing customer’s borrowings and a wider range of products and services now available to all customers.  F&M continues to operate on the foundation of a strong community bank platform in the communities we serve.

Federal rate increases and the addition of higher yielding assets from the acquisition resulted in a widening of the net interest margin through second quarter 2019.  In the second half of the year, Fed reduced rates three times within a ninety one day period beginning on August 1, 2019.  Pressure continues to build on cost of funds as depositors seek out higher rates. The Bank has offered new products in 2019 to attract new depositors and for current depositors to increase their holdings with us. Competitive pressure has forced us to increase rates and thereby put pressure on the margin.

The Company again reports record earnings in total and in earnings per share. This was achieved even with the acquisition costs associated with the merger deal completed January 1, 2019.  Earnings per share, with acquisition costs excluded, would have been $1.75 as reported in Note 2 proforma statements which is higher than $1.66 as reported in Note 12.  The improvement is credited to a widening of the net interest margin, loan growth and the change in the effective income tax rate, offset by increases in noninterest expense, primarily attributable to salaries, wages and employee benefits.

The Company’s asset size grew $491.2 million with net loans accounting for $372.2 million, and the remaining difference mainly coming from an increase in securities of $53.8 million, goodwill of $43.3 million and cash and equivalents of $12.9 million.

A Chief People Officer was added in second quarter 2019 to assist with increasing the level of our Company’s talent.  The Company has invested in our retail infrastructure and has been conducting extensive training.  During the second and third quarters, the Company spent time developing a three year strategic plan.  The vision statement was updated to be “Community Vested to Help People Realize Their Best Lives.”  An outcome of the strategic planning process included the following five strategic initiatives that will help take the Company to the next level:  customer acquisition and retention, talent optimization, actively pursue acquisition opportunities, improve operating efficiency and financial performance, and develop a comprehensive digital strategy for internal and external constituencies.

2019 was an unexpected agricultural grain production year as much of our banking territory experienced an unusually wet spring which resulted in a large area of unplanted acres.  The year concluded with better revenue results than anticipated as the crops that did get planted yielded better than expected, the government subsidies were more than originally forecasted, and the crop insurance proved to be a key revenue source.   This combined with the fact that area farmers in general have been conservative in the preceding years resulted in financial stress that being significantly mitigated.  Recent land sales have showed no real sign of reduction in the price per acre.  Financial stability and overall optimism in land ownership continues to buoy the market.  The agri-businesses had a very tight financial year as they did not have the same safety nets the farmers had available to them to offset the reduced revenues.  Their previous financial success however is helping them weather this setback.  Conservative management practices have been implemented by many of these businesses with an eagerness to get back to business as usual in 2020.  Overall the ag portfolio remains stable.

The commercial performance has been strong in 2019.  Labor shortage issues continue to be expressed by most employers as they try to maintain or grow their staffs.  Technology efficiencies are creating lending and business opportunities.  The competition is very strong in all industries.  Price multiples on business sales has been high with more sales occurring than were experienced in previous years. The growth in the loan portfolio was exceptional in the second half of the year making up for some large paydowns and payoffs experienced in the first half of the year.  This was especially so in the commercial real estate lending market.  F&M being a community bank has played well with borrowers who desire a banking relationship and not a transactional bank.

During the first quarter of 2019, we opened a new office in Decatur, Indiana that had been in process at the time of the acquisition. This office utilizes ITM equipment, offering traditional service with a self-service option. An ITM completes teller transactions using a debit card for recognition - the self-service option. The traditional service completes the transaction by the customer requesting teller assistance and talking to a remote customer assistance representative on-line. Personal Relationship Bankers (PRBs) welcome our customers to the office and provide exceptional customer service as they can complete a teller transaction, open a new deposit account and complete a consumer loan. One additional existing office was physically transformed during 2019 with ITMs. Our other offices have begun the personnel transformations with PRBs at each office and Community Relationship Bankers (CRBs) covering specific market areas.  CRBs focus on the community and especially small business customers. F&M strives to serve our customers where they want, and how they want.

A trend of increasing improvement in net income continued from 2017 through 2019.  2019 increased 23.1% over 2018 and 2018 was 17.5% higher than 2017. Dividends declared also increased over the corresponding years. 2019’s declared dividends at $0.61 a share was 8.9% higher than 2018’s $0.56 per share and 2018 was 12.0% higher than 2017’s $0.50 per share. The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business. The Company continues to look for new opportunities to generate and protect revenue while providing additional channels through which to serve our customer and maintain our high level of customer satisfaction. The Company plans to continue our strategy of expansion into new markets, whether by acquisition or the establishment of new branch office locations.  A new office in Fort Wayne, Indiana is underway for 2020 expansion.

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

As mentioned previously, the largest factor of the record earnings for 2019 was the $13.7 million improvement in net interest income as compared to 2018.  In 2018, net interest income increased $3.7 million as compared to 2017. Interest and fee income from loans were responsible for the improvement. Interest income from loans, including fees, increased $19.9 million in 2019 as compared to 2018. This was preceded by an increase in 2018 of $5.1 million as compared to 2017.  The underlying factors for the reason of the increase differed between the two time periods; however, both years were aided by prime rate increases which drove the effective interest rates on the Bank’s variable loans over their floor rates.  During the second half of 2019, the prime rate decreased 75 basis points in a 91-day time period.  2019 loan interest income included $1.985 million for the reversal of a credit loss established for two commercial purchased credit-impaired loans that were paid off during the second quarter.  In 2019, the volume of loan growth was the largest contributing factor to the improved profitability.  As a comparison to 2018, when the improvement was almost equally impacted by the increased volume and increased rates.  Securities were sold or matured with the proceeds used to fund the loan growth.  The security portfolio increased $1.6 million in average during 2019 as compared to 2018, reversing the 2018 average decrease of $11.0 million over 2017 average balances.  Interest income from that balance sheet component increased $678 thousand over 2018 while 2018 decreased $67 thousand over 2017. Overall, total interest income was $21.9 million higher for 2019 than 2018 and was $5.2 million higher for 2018 than 2017.

Interest expense increased from all interest bearing funding sources with the exception of other borrowed money in 2018 over the time periods shown of 2017 through 2019.  Overall, the funding goal the last three years has been to grow core deposits. Two strategies have been employed through the years, one of allowing expensive time deposits to run off until needed for funding and secondly to offer new non-interest bearing deposit products.  Both of these strategies were to assist in controlling interest expense in a rising rate environment.  Competition has forced us to increase rates for deposits in 2019.  During 2019, interest expense from deposits increased by $7.0 million over 2018 and 2018 increased $1.5 million over 2017.  The majority, approximately 68.6%, of the increased expense of 2019 was influenced by increased rates rather than due to additional cost associated with deposit growth.

Total interest expense (which includes deposit, federal funds purchased, securities sold under agreement to repurchase, and borrowed funds) totaled $14.8, $6.6 and $5.1 million for 2019, 2018 and 2017 respectively. The increased expense is approximately 68.4% attributable to the rising interest rate environment in 2019 as compared to 2018 and almost entirely attributable in the 2018 to 2017 comparison.  Borrowed fund balances increased in January of 2019, as a result of the acquisition of Bank of Geneva. All of 2015’s borrowings have since matured in December of 2017 and December of 2018.

The success in improving net interest income confirmed that management’s long term strategy of repositioning the balance sheet and increasing loan balances was the correct approach. Funding loan growth with internal funds, whether from the liquidation of investment securities or core deposits, was a beneficial move.

This concludes the discussion by dollar amount of the improvement. Now the discussion moves on to the percentages and the change in the net interest margin and spread.

Overall, we have seen increased improvement in the net interest margin and spread from 2017 to 2018.  Interest margin and spread decreased in 2019 as compared to 2018 with the increased interest expense.  Looking at the components behind the change in net interest margin for 2019 as compared to 2018, increased average balances in loans of $297.6 million stands out.  The additional revenue of almost $19.9 million that those balances were responsible for was the largest contributor to the improved net yield on loans of 42 basis points.  Beginning in 2017, loan revenue was positively impacted by the change in the interest rate.  The majority of variable loans with floor rates attained the point where rate increases caused the rate to go above the floor.  The Bank had expected 100 basis points of change was needed for this to occur which was reached with the June 2017 Fed Funds rate hike.  The next hike did not occur until December of 2017, too late to largely impact 2017 though it benefitted 2018.  2018 saw four additional rate hikes of 25 basis points while 2019 had three rate decreases of 25 basis points.  The large revenue gain in loan interest was aided by the increased earnings in securities of $678 thousand.  The overall asset yield in 2019 improved by 39 basis points over 2018.

Increased interest expense correlated to the higher rate environment in which the deposits needed to be garnered.  The Bank experienced pressure to offer higher rates to public funds in Ohio due to competition. In the area where the strategic plan was to gather core deposits, the average balance in savings grew by $169.1 million during 2019 as compared to 2018’s average balance.  The other average balance increase for core deposits was the change in non-interest bearing demand deposits.  2019’s average balance in this portfolio was $49.0 million higher than 2018’s average balance. Overall, cost of funds increased 56 basis points for 2019 over 2018.  The reason behind the increase was largely due to rate increases, not the volume increases.

The net interest margin for 2019 was 3.80% compared to 2018 which was 3.83%.  The 0.03% decrease for 2019 was directly related to the increased interest expense.  Net interest spread was 3.43% for 2019 compared to 2018’s 3.60%, creating a 17 basis point difference in the spread.  Loans as a percentage of earning assets was 79.9% while loans to total assets was 75.3% for 2019.  The goal is, as always, to improve the net interest margin and spread and thereby improve profitability.

In comparing 2018 to 2017, loan volume was primarily responsible for the improvement in interest income as the yield on the overall loan portfolio increased 33 basis points during 2018. The only category of asset yield to decrease was the investment securities which were used to fund growth.  Overall, asset yield increased 30 basis points in 2018 as compared to 2017.

The net interest margin also climbed up in 2018, ending 18 basis points over 2017. Asset yield raised 30 basis points while the cost of funds increased 18 basis points. The yields on the individual segments did cause the overall improvement as all increased with the exception of tax exempt securities.  The improvement in the asset yield was primarily a result of the change in rate.  In addition, loans as a percentage of earning assets increased to 79.3% in 2018 compared to 77.8% in 2017. Loans to total assets also increased to 74.8% for 2018 compared to 2017’s 72.8%.  Overall yield improves when the balances of the highest yield asset increases, which is loans.

With respect to the cost of funds, the Bank’s goal is to grow the least expensive category of funding sources. The largest average balance increase for 2018 was $32.2 million in savings deposits over 2017’s average balances. This growth was mostly responsible for the increase in funding expense of 18 basis points when comparing 2018 to 2017.

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, in order to mitigate the higher cost of funds and to continue to establish the opportunity for fee dollars from services provided, remains for 2020.

Total assets of the Company increased overall as did the earning assets in both average and year end during 2019 and 2018. This matched the movement in interest dollars and in yields.  The percentage of average earning assets to total average assets reflects the best utilization of funds.  For 2019, the percentage at 94.26% was only slightly higher than 2018 at 94.23%.  The addition of offices in 2017, 2018 and 2019 increased the non-earning assets with cash balances held at the new offices and also the investment in the capital assets of their building and furniture. What made 2019 more profitable was the percentage of average loans to total assets.  For 2019 the average balance of loans to total average assets was 75.32%, for 2018, 74.77%, for 2017, 72.76%.  Loans are the highest yielding asset for the Company.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities.  It is generally from this spread that the Company must fund its operations and generate profit.  When the asset yield decreases so must funding costs in order to maintain profitability.  It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. The challenge began to change in 2016 as rates increased in December 2015.  In a rising rate environment, the challenge is to hold the cost steady while allowing time for the asset portfolio to rise. Floors and ceilings on variable products also impact the level of increase in either scenario. The 25 basis point prime rate increase of 2015 did little to increase the rate on the variable loans because of the floors in place and the spread of rate to prime. The floors provided yield protection in the previous lower rate environment and the rising rates wouldn’t benefit the asset yield until the spread plus prime is higher than the floor. The challenge is to increase the spread during renewals and on new loans. After the December 2015 rate increase, it was another year before the next rate hike in December of 2016. These two rate hikes had little effect on the profitability as the majority of loans were still below the floors.  It wasn’t until the third and fourth rate hikes of March and June 2017, that the majority of loans were now either equal to or over the floors.  This helped the asset yield in 2017.  In December 2017 along with March, June, September and December of 2018, there were rate hikes which contributed to the increased asset yield for 2018 and 2019.  During 2019, there were rate decreases in August, September and October.

In terms of interest expense, 2019’s increase as compared to 2018 was approximately 68.4% due to the increase in rates.  2018’s increase was due to an increase in rates as compared to 2017.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. In comparing to 2018, 2019 had movements as average balances increased in all categories.  Other borrowed money increased as part of the acquisition of Bank of Geneva with the final advance maturing in 2028.  Time deposits and saving deposits increased in interest expense for 2018 as compared to 2017. Fed Funds purchased and securities sold under agreement to repurchase only increased $6 thousand for 2018 and was due to rate.

The following tables present net interest income, interest spread and net interest margin for the three years 2017 through 2019, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense.  The tables show the corresponding average rates of interest earned and paid.  Average outstanding loan balances include non-performing loans and mortgage loans held for sale.  Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.  The average cost of funds for 2019 was 1.42%, 56 basis points higher than 2018’s 0.86% for interest bearing liabilities.

The yield on tax-exempt investment securities shown in the following charts were computed on a tax equivalent basis.  The yield on loans has been tax adjusted for the portion of tax-exempt IDB loans included in the total.  Total interest earning assets is therefore also reflecting a tax equivalent yield in both line items, also with the net interest spread and margin.  The adjustments were based on a 34% tax rate for 2017 and a 21% tax rate for 2018 and 2019.

	2019
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$1,129,231	$62,213	5.51%
Taxable investment securities	163,777	3,832	2.34%
Tax-exempt investment securities	33,112	639	2.44%
Federal funds sold & other	86,971	1,622	1.86%
Total Interest Earning Assets	1,413,091	$68,306	4.85%
Non-Interest Earning Assets:
Cash and cash equivalents	43,815
Other assets	42,304
Total Assets	$1,499,210
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$720,879	$7,323	1.02%
Other time deposits	265,046	5,619	2.12%
Other borrowed money	25,538	1,083	4.24%
Federal funds purchased and securities sold under agreement to repurchase	29,859	734	2.46%
Total Interest Bearing Liabilities	1,041,322	$14,759	1.42%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	243,551
Other	(8,541)
Total Liabilities	1,276,332
Shareholders' Equity	222,878
Total Liabilities and Shareholders' Equity	$1,499,210
Interest/Dividend income/yield		$68,306	4.85%
Interest Expense/cost		14,759	1.42%
Net Interest Spread		$53,547	3.43%
Net Interest Margin			3.80%

	2018
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$831,614	$42,303	5.09%
Taxable investment securities	147,186	2,863	1.95%
Tax-exempt investment securities	48,059	930	2.45%
Federal funds sold & other	21,218	333	1.57%
Total Interest Earning Assets	1,048,077	$46,429	4.46%
Non-Interest Earning Assets:
Cash and cash equivalents	35,486
Other assets	28,650
Total Assets	$1,112,213
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$551,746	$3,453	0.63%
Other time deposits	183,512	2,536	1.38%
Other borrowed money	4,946	80	1.62%
Federal funds purchased and securities sold under agreement to repurchase	26,252	503	1.92%
Total Interest Bearing Liabilities	766,456	$6,572	0.86%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	194,548
Other	13,570
Total Liabilities	974,574
Shareholders' Equity	137,639
Total Liabilities and Shareholders' Equity	$1,112,213
Interest/Dividend income/yield		$46,429	4.46%
Interest Expense/cost		6,572	0.86%
Net Interest Spread		$39,857	3.60%
Net Interest Margin			3.83%

	2017
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$783,140	$37,195	4.76%
Taxable investment securities	154,081	2,815	1.83%
Tax-exempt investment securities	52,192	1,045	3.03%
Federal funds sold & interest bearing deposits	16,597	193	1.16%
Total Interest Earning Assets	1,006,010	$41,248	4.16%
Non-Interest Earning Assets:
Cash and cash equivalents	33,411
Other assets	36,913
Total Assets	$1,076,334
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$519,580	$2,302	0.44%
Other time deposits	188,443	2,181	1.16%
Other borrowed money	9,960	147	1.48%
Federal funds purchased and securities sold under agreement to repurchase	32,173	497	1.54%
Total Interest Bearing Liabilities	750,156	$5,127	0.68%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	180,129
Other	15,624
Total Liabilities	945,909
Shareholders' Equity	130,425
Total Liabilities and Shareholders' Equity	$1,076,334
Interest/Dividend income/yield		$41,248	4.16%
Interest Expense/cost		5,127	0.68%
Net Interest Spread		$36,121	3.48%
Net Interest Margin			3.65%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2019 vs 2018
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$19,910	$15,151	$4,759
Taxable investment securities	969	323	646
Tax-exempt investment securities	(291)	(366)	75
Federal funds sold & other	1,289	1,032	257
Total Interest Earning Assets	$21,877	$16,140	$5,737

Interest Bearing Liabilities:
Savings deposits	$3,870	$1,058	$2,812
Other time deposits	3,083	1,127	1,956
Other borrowed money	1,003	333	670
Federal funds purchased and securities sold under agreement to repurchase	231	69	162
Total Interest Bearing Liabilities	$8,187	$2,587	$5,600

	2018 vs 2017
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$5,108	$2,306	$2,802
Taxable investment securities	48	(126)	174
Tax-exempt investment securities	(115)	(125)	10
Federal funds sold & interest bearing deposits	140	54	86
Total Interest Earning Assets	$5,181	$2,109	$3,072

Interest Bearing Liabilities:
Savings deposits	$1,151	$143	$1,008
Other time deposits	355	(57)	412
Other borrowed money	(67)	(74)	7
Federal funds purchased and securities sold under agreement to repurchase	6	(91)	97
Total Interest Bearing Liabilities	$1,445	$(79)	$1,524

Non-Interest Income

The discussion now focuses on the non-interest income and expense generated from the Company for the years ended 2017 through 2019.  Non-interest income increased in total for 2019 as compared to 2018, ending at $11.8 million.  2018 had non-interest income of $10.9 million which exceeded 2017’s $10.7 million.

Components of non-interest income for 2019 which improved over both 2018 and 2017 were combined service charge revenue from the business accounts and consumer accounts which is included in the other service charges and fees line of the consolidated income statement.  2019 combined service charge revenue was $20.2 thousand higher than 2018 while 2018 was $53.1 thousand higher than 2017, mainly due to the increased number of accounts that had service charges attached to them. During the second quarter 2017, new business checking products were announced and existing business accounts were converted to one of three new products, Business Essential, Edge or Elite.  The new products provided customers with new options to bundle services and for the Bank to utilize the full relationship to determine pricing. This was a continuation of the

Bank’s “earn to free” strategic initiative.  Overdraft, returned check charges and recurring overdraft fees from combined business accounts and consumer accounts increased $257.9 thousand over 2018.  Upgrades to our digital products and services continue to occur in both retail and business lines. Increases in the number of accounts and the number of services being utilized by our customers accounted for the increase in fees over the last two years.

The Bank has long promoted the use of debit cards by its customers and continues to build on that philosophy with the introduction of new products. During 2019 the Bank collected interchange revenue, combined with fees collected on foreign ATM fees (noncustomers utilizing our ATMs), of $3.4 million which was $465.5 thousand higher than 2018 and $167.5 thousand higher than 2017. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the non-interest section regarding the net effect of debit card activity.

Noninterest income from net gain on sales of loans was the highest in 2017 of the three year periods shown. The change may be related to the increase in rates after the long duration of the flat interest rate environment. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans. 56% of the gains were attributed to the residential loans in 2019, 66.5% in 2018 and 80% in 2017. In conjunction with these sales, the Bank maintains servicing rights and those income amounts during all three years are included in the customer service fee income line item and accounted for $731 thousand in 2019, $449 thousand in 2018 and $460 thousand in revenue for 2017.

The last item in the non-interest income section is the net gain of sale of investments. The Bank has sold securities over the last three years for two main purposes: to provide funds for loan growth and to take advantage of the position of the yield curve when a gain can be recognized on sales without extending the duration of the portfolio longer than wanted. 2019 and 2018 had limited sales for gain recognition due to the flatness of the yield curve which began to occur in second half of 2017. The Bank will not increase short-terms gains at the sacrifice of long-term profitability. The available for sale security portfolio switched from an unrealized loss position into an unrealized gain position in 2019. Sales in 2017 were made early in the first quarter before the additional Federal Reserve rate hike in March and again in May before the June rate hike. These sales recognized much lower gains than in prior years.  The Bank recognized net losses of $26.3 thousand in 2019 and net gains of $9.8 thousand in 2018 and $46.9 thousand for 2017.  The Company also recognized a gain on sale of securities from the holding company of $0.4 thousand in 2019 while proceeds from 2018 were used to provide cash for the acquisition with the losses totaling $19.2 thousand.  The net effect of the consolidated number is what shows on the line item of net loss of $26 thousand for 2019 and $9 thousand for 2018.

Non-Interest Expense

Noninterest expense increased 29.1% in 2019 as compared to 2018 and was preceded by a 12.1% increase in 2018 as compared to 2017. Represented in dollars, 2019 was $9.4 million higher than 2018 and 2018 was $3.5 million higher than 2017. The largest factor behind the increase in both years was the expense of employee salaries and wages. During 2019, an additional $2.6 million was spent over 2018 which correlates to an 18.7% increase. When making the same analysis for 2018 as compared to 2017, 2018’s costs increased $1.1 million or 9.1%.  Three main components flow into salaries and wages: base salary, deferred costs, and incentives composed of the expense of restricted stock awards and performance incentives. Base pay has increased with the addition of the four newer offices of Sylvania, Huntertown, Bowling Green and Findlay in addition to the six offices acquired from Bank of Geneva in 2019, as well as from the operations of the Captive and through normal yearly increases to the remainder of the employees. Base pay was up $3.2 million for 2019 over the previous year and 2018 was up $768.3 thousand over 2017. The full time equivalent number of employees at each yearend increased to 357 for 2019, to 288 for 2018 compared to 2017’s 275.  The Company had also chosen to invest a portion of the tax savings dollars of 2018 to increase the base pay of our lowest paid employees.

Incentive pay as it related to performance was down $386.3 thousand in 2019 over 2018 and up $181.7 thousand in 2018 over 2017.  The Return on Assets measurement used to award incentive pay dropped in 2019 compared to 2018 resulting in decreased incentive pay.  The effect of acquisition costs and fair value accretions/amortizations were removed in 2019 and 2018 for the calculation.  The measurements used for award incentive pay had improved in 2018 and 2017 and employees benefited accordingly.  The measurements used for 2018 were increased to negate the paying of incentive for the benefit of the lower tax rate.  The expense for the restricted stock awards has also increased each of the last three years as more shares have been granted to a larger number of employees and the market value of the shares has increased. The market value of the Company’s stock increased significantly with the listing on NASDAQ and being included in the Russell 3000 Index during the second quarter of 2017. 5,100 more shares were awarded in 2019 with a lower value as compared to 2018.  1,000 additional restricted shares were awarded in 2018 as compared to 2017 with the value of these rewards much higher; therefore, the expense for 2019 was higher by $342.8 thousand which included accelerated expense due to retirement of $244.7 thousand as compared to 2018.  2018’s cost for this program was $237.7 thousand higher than 2017.  The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see Note 11 of the consolidated financial statements.

Along with the salary and wage increase was an increase in employee benefits in 2019 as compared to 2018. Employee group insurance accounted for the largest portion of the cost, which was an increase of $775.6 thousand over 2018. This was due to an increase in the cost to provide to a larger number of employees along with a higher level of medical claims. The cost of the 401-K retirement plan also increased $198.3 thousand for 2019 as compared to 2018.  The contribution portion relating to the discretionary profit-sharing percentage was 5.25% in 2019 compared to 6% for 2018.  Overall, employee benefits increased $1.4 million or 39.7% from 2018.

Along with the salary and wage increase was an increase in employee benefits in 2018 as compared to 2017. Employee group insurance accounted for the largest portion of the cost, which was an increase of $293.3 thousand over 2017. This was due to an increase in the cost to provide to a larger number of employees along with a higher level of medical claims. The cost of the 401-K retirement plan also increased $79.7 thousand for 2018 as compared to 2017.  Overall, employee benefits increased $480 thousand or 13.2% from 2017.

Net occupancy expense typically increases as the Company expands, which is what has occurred for 2017 through 2019. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. This division experienced a weaker 2019 and 2018; however, the department was short staffed most of 2019 through 2017.  For 2019, building rent as generated from FM Investments was lower by $60.6 thousand due to staff turnover.  Rent is received in lieu of commissions.  This loss of revenue contributed to the increased net occupancy expense of $560 thousand for 2019 as compared to 2018.  Building rent as generated by FM Investments was lower by $151.2 thousand in 2018 contributing to the overall increase to net occupancy to $268.5 thousand in 2018 as compared to 2017.

The 1-4 family mortgage refinancing activity has been slow over the last three years though increasing slightly each year.  Fourth quarter 2019 accounted for the largest number of loans being closed in the last 10 years.  A correlating expense to that activity as it relates to loans sold to the secondary market, is the amortization of mortgage servicing rights.  The amortization is the expense that offsets the income recognized when the loan is first made.  Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year.  The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early.  An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity.  The best picture of the bottom line impact is achieved by netting the income with the expense each year.  The net income for 2019 was $244 thousand; 2018 had net income of $86 thousand and was preceded by net income of $107 thousand for 2017. Of course, the value (or income) of the mortgage servicing right when sold also impacts the net position. As of December 31, 2019, 3,691 loans are being serviced with corresponding balances of $303.9 million.  2018 had 3,588 loans serviced with corresponding balances of $289.2 million. As of December 2017, 3,630 loans were being serviced with balances of $288.6 million.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2019	2018	2017
Beginning Year	$2,385	$2,299	$2,192
Capitalized Additions	731	450	460
Amortization	(487)	(364)	(353)
Valuation Allowance	-	-	-
End of Year	$2,629	$2,385	$2,299

Furniture and equipment steadily increase as we continue to add facilities and invest in technology. Annual maintenance costs continue to grow and become a greater piece of the overall cost. As new services are provided to our customers, the backroom cost to supply them continues to rise. The Company accepts it is an expected cost of doing business and keeping our services relevant to the industry.

Data processing costs were higher in 2019 as compared to 2018 by $1.3 million of which $867.6 thousand was acquisition related for termination fees.  Overall, data processing expense for 2019 was expected to be higher with the addition of the six acquired Indiana offices. Data processing expense increased $104.4 thousand during 2018 as compared to 2017.

As the pricing on many services is based on number of accounts and the Bank fully expects those to increase with the growth from the newer offices and overall Bank growth, this line item is expected to also increase.

The FDIC assessment has a decreasing cost trend over the years shown. This line item speaks to the health of the Bank and the financial industry. The assessment for 2019 was down $143.5 thousand compared to 2018 as a result of the Small Bank Assessment Credits applied to 3rd and 4th quarter’s invoices.  The assessment for 2018 was down $4 thousand from 2017.

The last line items with significant variation in noninterest expense to discuss is “consulting fees” and “other general and administrative.” Two main events are behind the increase of $865 thousand in 2018 as compared to 2017 in this line item.  Both events incurred one-time costs which required the use of outside consultants.   First related to the use of an executive recruiter firm to conduct a search for a CEO due to an upcoming retirement.  The second related to the costs of researching, analyzing and negotiating possible mergers and acquisition opportunities.  The consulting fees were beneficial in both instances as a new CEO was hired and a merger was closed on January 1, 2019.  Consulting fees increased by $551.2 thousand in 2018 over 2017 while decreasing $259.9 thousand in 2019 compared to 2018.  During 2019, consultants were used to complete a pay study review, assist with developing a three year strategic plan and to identify profit enhancement initiatives.  Acquisition costs incurred in 2019 and 2018 total $1.28 million and $742.1 thousand respectively with expenses being recorded in multiple line items.  Core deposit intangible expense which is included in the other general and administrative line decreased in 2018 as compared to 2017 by $77.7 thousand; however, increased in 2019 compared to 2018 by $560 thousand with the acquisition.  Advertising and public relations increased also in 2019 by $682 thousand following an increase of $129.9 thousand in 2018. With the addition of new offices in both years behind the increases, 2019 was expected to increase due to additional offices being added.  The Bank also celebrates the anniversary of office openings with a special event in each community.

Allowance for Credit Losses

Provision expense increased by $814 thousand for 2019 as compared to 2018 and $102 thousand for 2018 as compared to 2017 to account for the net charge-off activity of 2019 and 2018.  Provision expense decreased by $899 thousand for 2017 due to the consistent strong asset quality of the Bank’s loan portfolio as evidenced by low levels of both net charge-offs and delinquencies.  Sustained strong asset quality kept the provision expense lower than the growth alone would have warranted. The consumer portfolios had the highest levels of charge-off activity in 2019, 2018 and 2017 at $491, $359 and $263 thousand respectively.  Net charge offs in the consumer portfolio were $371, $245 and $161 thousand for 2019, 2018 and 2017 respectively.  Total net charge-offs were $685, $417 and $138 thousand for 2019, 2018 and 2017, respectively.

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

Watch list loan balances are comprised of loans graded 5-8.  At yearend December 31, 2019 these loans totaled $60.2 million and were $52.3 million higher than December 31, 2018.  Grade 5 increased $19.9 million in 2019 as compared to 2018 and Grade 6 increased by $32.2 million in the same comparison.  Grade 7 increased $200 thousand in 2019 as compared to 2018.  Much of the total increase in 2019, $33.4 million, is in the agricultural real estate portfolio which expanded with the acquired loan portfolio.  The watch list loans as of December 31, 2018 were $13.3 million lower than December 31, 2017. Grade 5 decreased $6.6 million and Grade 6 decreased $7.3 million in 2018 as compared to 2017.

At December 31, 2019, 39.3% of the watch list was classified as special mention, with an additional 58.9% classified as substandard. A small 1.8% or $1.1 million of the $60.2 million watch list was classified as doubtful. At yearend 2018, 47.5% of the watch list was comprised of loans classified as special mention, with an additional 41.4% classified as substandard and the remaining 11.1% classified as doubtful.

Of the aggregate watch list loan balances, as of December 31, 2017, special mention accounted for 49.0% with substandard comprising 50.1% and doubtful accounting for the final 0.9%.

In response to these fluctuations and loan growth during 2017 through 2019, the Bank’s ALLL to outstanding loan coverage percentage changed to 0.59% as of December 31, 2019, 0.80% as of December 31, 2018, and 0.83% as of December 31, 2017.  In addition, for 2019 our allowance for loan and lease does not include a $2.1 million credit mark associated with the Limberlost acquisition, which further supports the current position of the ALLL.

The above indicators impacting ALLL are reviewed quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated.  These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and the ratio of watch list loans to capital, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators consist of more subjective data used to evaluate the potential for inherent losses in the Bank’s loan portfolio.  For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted.  At the end of each of 2017, 2018 and 2019, improvements were noted in unemployment figures.

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

The ACL increased $658 thousand during 2019 while decreasing $46 thousand and increasing $94 thousand during 2018 and 2017 respectively. With the improved asset quality, the metrics upon which the ACL is calculated did not support a larger increase in 2017 even though loan growth occurred. The percentage of ACL to the total loan portfolio was 0.86% as of December 31, 2017 and 0.83% as of December 31, 2018, and 0.63% as of December 31, 2019.   December 31, 2018 had the lowest loans past due 30+ day percentage at 0.09% in the last ten years. December 31, 2017 and 2019 were still at respectable lows of 0.13% and 0.18%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Federal Income Taxes

Federal income tax expense was approximately $1.0 million more for 2019 than 2018 as result of approximately $4.5 million of additional income.  The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, became effective for the Company’s 2018 fiscal year.  Effective tax rates were 18.70%, 17.75% and 28.95%, for 2019, 2018 and 2017 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $182, $229 and $413 thousand for 2019, 2018 and 2017, respectively less the TEFRA adjustments of $56, $40 and $38 thousand respectively.  2017 included an increase into a higher tax bracket for income over $10 million. 2019 and 2018 had a flat corporate tax rate of 21%.  One of the benefits from the establishment of the Captive subsidiary was a lower effective tax rate.

Material Changes in Financial Condition

The shifts in the balance sheet during 2019 through 2017 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by a decrease in the investment portfolio, growth in core deposits and growth in other borrowings generated in 2015 which had laddered maturities, that were then paid off in the following years.  $5 million of other borrowings were paid off in December of 2017 and 2018. With the acquisition of Bank of Geneva, other borrowings were acquired.  The cost of funds has been impacted by the increase of both interest bearing liabilities and the pressure on rates from competition for funds. Increased balances in non-interest bearing deposits aided in profitability also. Loan growth and a widened net interest margin contributed to improved profitability in 2019 and 2018, and the Company expects continued improvement through 2020.

Average earning assets increased in balances throughout 2019 and 2018. Newer offices have contributed the most towards new loan production.  Loan growth in both years was the main factor. 2016 had two offices open, one in each half of the year and operating fully throughout 2017.  An additional office opened in early 2018.

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

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2019	2018	2017
U.S. Treasury	$10,021	$22,830	$20,978
U.S. Government agencies	62,445	69,327	80,466
Mortgage-backed securities	95,197	36,262	39,510
State and local governments	54,630	40,028	55,444
	$222,293	$168,447	$196,398

The following table sets forth the maturities of investment securities as of December 31, 2019 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security.  Tax-equivalent adjustments, using a twenty-one percent rate, have been made in yields on obligations of state and political subdivisions.  Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$10,021	1.75%	$-	0.00%
U.S. Government agencies	9,767	1.74%	25,621	1.83%
Mortgage-backed securities	-	0.00%	668	2.58%
State and local governments	1,341	1.63%	16,444	1.89%
Taxable state and local governments	1,029	2.25%	918	2.67%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$-	0.00%	$-	0.00%
U.S. Government agencies	27,057	2.43%	-	0.00%
Mortgage-backed securities	10,648	2.26%	83,881	2.37%
State and local governments	14,169	1.83%	969	2.55%
Taxable state and local governments	16,923	2.70%	2,837	1.79%

As of December 31, 2019, the Bank did not hold a large block of any one investment security in excess of 10% of stockholders’ equity. The largest segment of holdings is in U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati and Indianapolis at a cost of $5.8 million. This is required in order to obtain Federal Home Loan Bank loans.

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

The following table shows the Bank’s loan portfolio, excluding loans held for sale, by category of loan as of December 31st of each year, net of deferred fees and costs:

	(In Thousands)
Loans:	2019	2018	2017	2016	2015
Consumer Real Estate	$165,349	$80,766	$83,620	$86,234	$88,189
Agricultural Real Estate	199,105	68,609	64,073	62,375	57,277
Agricultural	111,820	108,495	95,111	84,563	82,654
Commercial Real Estate	551,309	419,784	410,520	377,481	322,762
Commercial and Industrial	135,631	121,793	126,275	109,256	100,125
Consumer	49,237	41,953	37,757	33,179	27,770
Other	8,314	5,889	6,415	5,732	6,491
	$1,220,765	$847,289	$823,771	$758,820	$685,268

The following table shows the maturity of loans excluding fair value adjustments as of December 31, 2019:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$5,163	$19,025	$141,231
Agricultural Real Estate	272	4,668	195,162
Agricultural	66,851	29,954	15,006
Commercial Real Estate	49,976	230,817	270,698
Commercial and Industrial	68,257	54,718	12,708
Consumer	6,215	32,711	10,227
Other	340	804	7,163
	$197,074	$372,697	$652,195

The following table presents the total of loans excluding fair value adjustments due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed	Variable
	Rate	Rate	Total
Consumer Real Estate	147,925	12,331	160,256
Agricultural Real Estate	177,049	22,781	199,830
Agricultural	43,248	1,712	44,960
Commercial Real Estate	383,122	118,393	501,515
Commercial and Industrial	62,156	5,270	67,426
Consumer	42,924	14	42,938
Other	7,967	-	7,967
	864,391	160,501	1,024,892

The following table summarizes the Company’s nonaccrual, past due 90 days or more and still accruing loans, and accruing troubled debt restructurings as of December 31 for each of the last five years:

	(In Thousands)
	2019	2018	2017	2016	2015
Non-accrual loans	$3,400	$542	$1,003	$1,384	$2,041
Accruing loans past due 90 days or more	-	-	-	-	-
Troubled Debt Restructurings, not included above	980	104	587	559	878
Total	$4,380	$646	$1,590	$1,943	$2,919

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates.  Interest income that would have been recorded under the original terms of these loans would have aggregated $193 thousand for 2019, $99 for 2018 and $205.4 thousand for 2017. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation.  A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $117 thousand for 2019, $69 thousand for 2018 and $57 thousand for 2017.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected.  The Bank had nonaccrual loan balances of $3.4 million at December 31, 2019 compared to balances of $542 thousand and $1.0 million as of year-end 2018 and 2017. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2019, the Bank had $60.2 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties which are not reflected in the table above. At December 31, 2018, the Bank had $7.9 million of these loans. At December 31, 2017, the Bank had $21.2 million of these loans.  These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve at December 31, 2019 and 2018.

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

As of December 31, 2019, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $111.8 million with an additional $199.1 million in agricultural real estate loans these compared to $108.5 and $68.6 million respectively as of December 31, 2018.  The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2019, the Bank had $1.03 million of its loans that were classified as troubled debt restructurings, of which $50.3 thousand are included in non-accrual loans.  This compares to $178.1 thousand of troubled debt restructurings, of which $74.4 thousand are included in non-accrual loans for 2018 and $712.0 thousand of troubled debt restructuring, of which $124.8 thousand are included in non-accrual loans for 2017.

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

As presented in the table on the next page, charge-offs increased to $841 thousand for 2019.  70.1% of the charge-offs stemmed from the consumer related portfolios. Charge-offs were $580 thousand for 2018, $288 thousand for 2017, preceded by $550 thousand for 2016 and $1.0 million for 2015.  Recoveries were $156 thousand in 2019 compared to $163, $150, $156, and $557 thousand for 2018, 2017, 2016 and 2015, respectively. The net charge-offs for the last five years were all under $1 million. 2017 was the lowest at $138 thousand.

Higher provision expense was used to fund the ALLL for loan growth in 2016. For 2015 and 2017, the provision was used to replenish the balance decreased by the net charge-off activity. Overall, the ALLL increased from $6.3 million at yearend 2015 to $7.2 million at yearend 2019. After adding the allowance for unfunded loan commitments, the ACL ended 2019 $7.7 million. As the ratios on the bottom of the following table show, the trends for each have continually improved over the five years shown. Asset quality and the ACL are both strong and emphasize the level of credit quality.

In reviewing the bigger picture of the allowance for credit loss, the years with the higher percentage of ACL to total nonperforming loans ratio account for the lower level of nonaccrual and watch list loans. This demonstrates the extended time period with which it has taken to achieve resolution and/or collection of these loans.  The ratio of ACL to nonperforming loans increased beginning in 2015 with a significant drop in 2019. 2019’s provision expense was the highest of the five years shown largely due to an increase in watch list loans.  Loan growth occurred in 2019 reaching a double-digit percentage increase like 2016.  The ACL to nonperforming loans for all years remained more than adequate and emphasizes the existing strong level of credit quality.

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	(In Thousands)
	2019	2018	2017	2016	2015
Loans	$1,218,999	$846,374	$823,024	$758,094	$684,630
Daily average of outstanding loans	$1,129,231	$831,614	$783,140	$724,076	$627,194
Allowance for Loan Losses - Jan 1	$6,775	$6,868	$6,784	$6,057	$5,905
Loans Charged off:
Consumer Real Estate	98	63	4	106	38
Agricultural Real Estate	-	-	-	-	-
Agricultural	37	-	-	21	-
Commercial Real Estate	-	16	21	93	143
Commercial and Industrial	215	142	-	20	536
Consumer	491	359	263	310	313
	841	580	288	550	1,030
Loan Recoveries:
Consumer Real Estate	-	18	13	28	41
Agricultural Real Estate	-	-	-	-	-
Agricultural	3	8	8	10	64
Commercial Real Estate	11	10	15	20	204
Commercial and Industrial	22	13	12	11	91
Consumer	120	114	102	87	157
	156	163	150	156	557
Net Charge Offs	685	417	138	394	473
Provision for loan loss	1,138	324	222	1,121	625
Acquisition provision for loan loss	-	-	-	-	-
Allowance for Loan & Lease Losses - Dec 31	7,228	6,775	6,868	6,784	6,057
Allowance for Unfunded Loan Commitments & Letters of Credit - Dec 31	479	274	227	217	208
Total Allowance for Credit Losses - Dec 31	$7,707	$7,049	$7,095	$7,001	$6,265
Ratio of net charge-offs to average Loans outstanding	0.06%	0.05%	0.02%	0.05%	0.08%
Ratio of the Allowance for Loan Loss to Nonperforming Loans	209.70%	1249.57%	684.83%	490.39%	293.75%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2019		2018		2017		2016		2015
	Amount		Amount		Amount		Amount		Amount
	(000's)%		(000's)%		(000's)%		(000's)%		(000's)%
Balance at End of Period Applicable To:
Consumer Real Estate	$311	13.51	$247	9.48	$343	10.11	$316	11.33	$338	12.85
Agricultural Real Estate	314	16.31	250	8.10	244	7.78	241	8.22	211	8.35
Agricultural	691	9.18	768	12.83	667	11.57	616	11.17	582	12.09
Commercial Real Estate	3,634	45.14	3,217	49.52	3,149	49.81	3,250	49.72	2,516	47.07
Commercial and Industrial	1,727	11.81	1,305	15.10	1,546	16.14	1,318	15.18	1,229	15.58
Consumer	551	4.05	484	4.97	441	4.59	394	4.38	337	4.06
Unallocated	-	0.00	504	0.00	478	0.00	649	0.00	844	0.00
Allowance for Loan & Lease Losses	$7,228	100.00	$6,775	100.00	$6,868	100.00	$6,784	100.00	$6,057	100.00
Off Balance Sheet Commitments	479		274		227		217		208
Total Allowance for Credit Losses	$7,707		$7,049		$7,095		$7,001		$6,265

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2019 are as follows:

(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$21,608	$26,504	$45,314	$67,066

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2019:
Average balance	$243,551	$422,778	$298,101	$265,046
Average rate	0.00%	1.49%	0.45%	1.95%
December 31, 2018:
Average balance	$194,548	$313,785	$237,961	$183,512
Average rate	0.00%	1.05%	0.15%	1.38%
December 31, 2017:
Average balance	$180,129	$286,912	$232,668	$188,443
Average rate	0.00%	0.76%	0.14%	1.16%

Liquidity

Liquidity remains adequate and up from prior years as the Bank has increased the investment portfolio in 2019.  Prior to 2019, the investment portfolio decreased to fund loans.  The Bank has access to $69 million of unsecured borrowings through correspondent banks and $116.3 million of unpledged securities which may be sold or used as collateral. The amount of unpledged securities increased almost $42.6 million as compared to 2018.  For the Bank, an additional $1.6 million is also available from the Federal Home Loan Bank based on current collateral pledging with up to $97.0 million available provided adequate collateral is pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities.  This is accomplished not only by immediate liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio.  The average aggregate balance of these assets was $196.9 for 2019, $195.2 for 2018 and $206.3 million for 2017.  This represented 13.1%, 17.6% and 19.2% of total average assets, respectively.  Of the almost $205.1 million of debt securities in the Bank’s portfolio as of December 31, 2019, $21.8 million, or 10.6% of the portfolio, is expected to receive payments or mature in 2020. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

In addition to the Bank’s investment portfolio, the Company has $17.2 million held in the holding company’s investment portfolio. $391.7 thousand of those investments will mature or receive payments in the next twelve months. These funds provide liquidity to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company.  The Captive has also upstreamed dividends to the Company and is expected to continue annually as long as reserve levels are adequately provided for. This provides additional liquidity for Company activities.  The company sold securities in December 2018 to provide $8.5 million in cash for the preparation of the acquisition on January 1, 2019.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances increased in all categories as of December 31, 2019 compared to same date 2018. Average total savings balances increased $169.1 million in 2019 as compared to 2018.  Core deposit balances as of year-end 2018 increased in non-interest bearing deposits but decreased in all other categories as compared to 2017. Overall deposits increased an average of $41.7 million in 2018 and $76.9 million in 2017. The Bank also utilized Federal Funds purchased at times during 2017 through 2019. The average balance for 2019 was $2.1 million, for 2018 and 2017 was $1.4 million and $2.2 million respectively. The Bank is comfortable accessing these funds on a regular basis.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development.  The use of new funds for loans is measured by the loan to deposit ratio.  The Bank’s average loan to deposit ratio was 91.8% for 2019, 89.4% for 2018, and 88.2% for 2017.  The Bank’s goal is for this ratio to be higher in the 80-90 percent range with loan growth being the driver.  The Bank ended the year 2019 at a 94.8% loan to deposit ratio.

Short-term debt such as federal funds purchased and securities sold under agreement to repurchase also provides the Company with liquidity.  Short-term debt for both federal funds purchased and securities sold under agreement to repurchase amounted to $48.1 million at December 31, 2019, $32.2 million at December 31, 2018, and $39.5 million at the end of 2017.  These accounts are used to provide a sweep product to the Bank’s commercial customers and for some term deposits.  As ICS was implemented, the sweep balances moved into interest bearing deposits.   The repurchase agreements are for term deposits only.

“Other borrowings” are also a source of funds.  Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati and Indianapolis.  These funds are then used to provide loans in our community. The Bank utilized this funding source in December 2015 by borrowing $10 million.  In December of 2017 and 2018 $5 million matured and was paid off each year.  At yearend 2018, all borrowings were paid off and this has increased the availability from this source of funds.  On January 1, 2019, the Bank acquired $49.5 million of borrowings from the Federal Home Loan Bank of Indianapolis.  During 2019, $23.9 million matured and was paid off.

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

Contractual Obligations

Contractual Obligations of the Company totaled $333.8 million as of December 31, 2019.  Excluded from the chart is Federal Funds Purchased of $17.8 million which are immediately payable the next business day.  Time deposits represent contractual agreements for certificates of deposits held by its customers.  Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Securities sold under agreement to repurchase	$30,230	$9,627	$20,603	$-	$-
Time Deposits	276,563	157,228	111,987	7,348	-
Dividends Payable	1,768	1,768	-	-	-
Building Leases	441	90	186	110	55
Long Term Debt	24,806	7,338	988	13,000	3,480
Total	$333,808	$176,051	$133,764	$20,458	$3,535

Capital Resources

Stockholders’ equity was $230.3 million as of December 31, 2019 compared to $143.3 million at December 31, 2018. Dividends declared during 2019 were $0.61 per share totaling $6.7 million and dividends declared during 2018 were $0.56 per share totaling $5.1 million. Throughout 2019, the Company awarded 38,100 shares of restricted stock awards to 94 employees. During 2018, the Company awarded 33,000 shares of restricted stock to 80 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. On December 31, 2019 the Company held 1,093,065 shares in Treasury Stock and 88,450 unvested shares of restricted stock.   At yearend 2018, the Company held 1,114,739 shares in Treasury stock and 93,940 unvested shares of restricted stock. On January 17, 2020 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 550,000 shares of its outstanding common stock commencing January 17, 2020 and ending December 31, 2020. The Company has a history of approving a similar resolution to be in effect each year for at least the last five years.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios.  At December 31, 2019, the Bank had total risk-based capital ratio of 12.30%.  Core capital to risk-based asset ratio of 11.71% for the Bank, is well in excess of regulatory guidelines.  The Bank’s leverage ratio of 10.02% is also substantially in excess of regulatory guidelines.  Under Basel III, the common equity Tier 1 Capital to risk-weighted assets ratio is also well above the required 4.50% and the 6.50% well capitalized levels with the Bank at 11.71%.  As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) in 2018, the Company is no longer subject to regulatory capital ratio requirements as long as its total consolidating assets are less than $3.0 billion.  For further discussion and analysis of regulatory capital requirements, refer to Note 15 of the Audited Financial Statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate
4.15%	6.97%	Rising	3.00%	61,001	6.98%
4.05%	4.31%	Rising	2.00%	59,482	4.32%
3.94%	1.63%	Rising	1.00%	57,951	1.63%
3.88%	0.00%	Flat	0.00%	57,020	0.00%
3.80%	-2.08%	Falling	-1.00%	55,832	-2.08%
3.67%	-5.50%	Falling	-2.00%	53,879	-5.51%
3.54%	-8.85%	Falling	-3.00%	51,967	-8.86%

The shock chart currently shows a widening in net interest margin over the next twelve months in an increasing rate environment and a tightening in a falling rate environment.  Due to nine rate increases since December 2015 and three rate decreases in a 91 day time period beginning on August 1, 2019, the model predicts an expansion in a rising rate environment. The 200 and 300 basis rising rates scenarios are predicted to expand the net interest margin and produce higher levels of net interest income. This would indicate that the assets yield is predicted to increase faster than the cost of funds will rise. The Bank continues to enhance its use of the software model and performs additional stress tests whose results management and the director’s review. The Bank also monitors and adjusts the assumptions for decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  Both directional changes are well within risk exposure guidelines.  The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

ITEM 8.  FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2019 and 2018.

Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. (Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of
December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2020, expressed an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting.

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

February 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on Internal Control Over Financial Reporting

We have audited Farmers & Merchants Bancorp, Inc.'s (Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework:  (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated February 26, 2020, expressed an unqualified opinion.

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

Fort Wayne, Indiana

February 26, 2020

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

(000’s Omitted, Except Share Data)

	2019	2018
Assets
Assets
Cash and due from banks	$50,137	$37,492
Federal funds sold	1,159	873
Total cash and cash equivalents	51,296	38,365
Interest-bearing time deposits	4,309	4,019
Securities - available-for-sale	222,293	168,447
Other securities, at cost	5,810	3,679
Loans held for sale	4,248	495
Loans, net	1,211,771	839,599
Premises and equipment	26,283	22,612
Construction in progress	68	3
Goodwill	47,340	4,074
Mortgage servicing rights	2,629	2,385
Other real estate owned	214	600
Bank owned life insurance	15,235	14,884
Other assets	15,834	17,001
Total Assets	$1,607,330	$1,116,163
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$265,156	$215,422
Interest-bearing
NOW accounts	423,655	298,254
Savings	322,973	227,701
Time	276,563	187,413
Total deposits	1,288,347	928,790
Federal funds purchased and securities sold under agreement to repurchase	48,073	32,181
Federal Home Loan Bank (FHLB) advances	24,806	-
Dividend payable	1,768	1,379
Accrued expenses and other liabilities	14,078	10,526
Total liabilities	1,377,072	972,876

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 12/31/19 and 10,400,000 shares 12/31/18	81,535	10,823
Treasury stock - 1,093,065 shares 12/31/19, 1,114,739 shares 12/31/18	(12,456)	(12,409)
Retained earnings	160,081	147,887
Accumulated other comprehensive income (loss)	1,098	(3,014)
Total stockholders' equity	230,258	143,287
Total Liabilities and Stockholders' Equity	$1,607,330	$1,116,163

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2019, 2018 and 2017

(000’s Omitted, Except Per Share Data)

	2019	2018	2017
Interest Income
Loans, including fees	$62,213	$42,303	$37,195
Debt securities:
U.S. Treasury and government agencies	3,341	2,478	2,480
Municipalities	837	1,095	1,193
Dividends	293	220	187
Federal funds sold	416	19	69
Other	1,206	314	124
Total interest income	68,306	46,429	41,248
Interest Expense
Deposits	12,942	5,989	4,483
Federal funds purchased and securities sold under agreements to repurchase	734	503	497
Borrowed funds	1,083	80	147
Total interest expense	14,759	6,572	5,127
Net Interest Income Before Provision for Loan Losses	53,547	39,857	36,121
Provision for Loan Losses	1,138	324	222
Net Interest Income After Provision for Loan Losses	52,409	39,533	35,899
Noninterest Income
Customer service fees	6,726	5,935	5,609
Other service charges and fees	4,443	4,181	4,268
Net gain on sale of loans	677	757	811
Net gain (loss) on sale of available-for-sale securities	(26)	(9)	47
Total noninterest income	11,820	10,864	10,735
Noninterest Expense
Salaries and wages	16,329	13,760	12,613
Employee benefits	5,558	4,115	3,635
Net occupancy expense	2,317	1,757	1,489
Furniture and equipment	2,775	2,110	1,858
Data processing	2,553	1,318	1,213
Franchise taxes	981	954	902
ATM expense	1,715	1,340	1,173
Advertising	1,569	887	757
Net loss on sale of other assets owned	81	44	27
FDIC assessment	183	326	330
Mortgage servicing rights amortization	487	364	353
Consulting fees	668	928	377
Other general and administrative	6,379	4,318	4,004
Total noninterest expense	41,595	32,221	28,731
Income Before Income Taxes	22,634	18,176	17,903
Income Taxes	4,232	3,227	5,183
Net Income	$18,402	$14,949	$12,720

Basic and Diluted Earnings Per Share	$1.66	$1.61	$1.38
Dividends Declared	$0.61	$0.56	$0.50

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019, 2018 and 2017

(000’s Omitted)

	2019	2018	2017
Net Income	$18,402	$14,949	$12,720
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	5,179	(1,058)	267
Reclassification adjustment for (gain) loss on sale of available-for-sale securities	26	9	(47)
Net unrealized gain (loss) on available-for-sale securities	5,205	(1,049)	220
Tax expense (benefit)	1,093	(220)	74
Other comprehensive income (loss)	4,112	(829)	146
Comprehensive Income	$22,514	$14,120	$12,866

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholders’ Equity

For the Years Ended December 31, 2019, 2018 and 2017

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2017	9,241,750	$11,947	$(12,267)	$127,869	$(1,972)	$125,577
Net income				12,720		12,720
Other comprehensive income					146	146
Purchase of treasury stock	(6,790)		(196)			(196)
Issuance of 32,000 shares of restricted stock (Net of forfeitures - 1,080)	30,920	(908)	303	570		(35)
Stock-based compensation expense		507				507
Cash dividends declared - $0.50 per share				(4,582)		(4,582)
Balance - December 31, 2017	9,265,880	11,546	(12,160)	136,577	(1,826)	134,137
Adoption of ASU 2017-08, cumulative effect				(30)		(30)
Balance - December 31, 2017, adjusted	9,265,880	11,546	(12,160)	136,547	(1,826)	134,107
Net income				14,949		14,949
Other comprehensive loss					(829)	(829)
Adoption of ASU 2018-02				359	(359)	-
Purchase of treasury stock	(10,999)		(490)			(490)
Issuance of 33,000 shares of restricted stock (Net of forfeitures - 2,620)	30,380	(1,468)	241	1,174		(53)
Stock-based compensation expense		745				745
Cash dividends declared - $0.56 per share				(5,142)		(5,142)
Balance - December 31, 2018	9,285,261	10,823	(12,409)	147,887	(3,014)	143,287
Net income				18,402		18,402
Other comprehensive income					4,112	4,112
Issuance of 1,830,000 shares of common stock in acquisition	1,830,000	70,437				70,437
Purchase of treasury stock	(13,206)		(381)			(381)
Issuance of 38,100 shares of restricted stock (Net of forfeitures - 3,220)	34,880	(813)	334	526		47
Stock-based compensation expense		1,088				1,088
Cash dividends declared - $0.61 per share				(6,734)		(6,734)
Balance - December 31, 2019	11,136,935	$81,535	$(12,456)	$160,081	$1,098	$230,258

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(000’s Omitted)

	2019	2018	2017
Cash Flows from Operating Activities
Net income	$18,402	$14,949	$12,720
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,307	1,711	1,551
Amortization of available-for-sale securities, net	822	957	1,106
Amortization of servicing rights	487	364	353
Amortization of core deposit intangible	727	167	245
Net amortization (accretion) of fair value adjustments	(1,379)	6	62
Stock-based compensation expense	1,088	745	507
Deferred income taxes	227	472	21
Provision for loan loss	1,138	324	222
Gain on sale of loans held for sale	(677)	(757)	(811)
Originations of loans held for sale	(73,562)	(51,807)	(57,391)
Proceeds from sale of loans held for sale	68,579	51,381	59,520
Loss on sale of other assets owned	81	44	27
(Gain) loss on sales of available-for-sale securities	26	9	(47)
Change in other assets and other liabilities, net	5,665	(7,828)	(436)
Net cash provided by operating activities	23,931	10,737	17,649
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	67,071	29,691	23,064
Sales	11,100	10,081	13,562
Purchases	(110,166)	(13,866)	(15,335)
Activity in other securities, at cost:
Sales	237	-	-
Purchases	(21)	-	-
Change in interest-bearing time deposits	(290)	(1)	(2,103)
Proceeds from sales of other assets owned	564	120	138
Additions to premises and equipment	(3,510)	(2,628)	(1,888)
Loan originations and principal collections, net	(112,212)	(21,926)	(65,611)
Acquisition of Limberlost, net of cash received	(2,089)	-	-
Net cash provided by (used in) investing activities	(149,316)	1,471	(48,173)
Cash Flows from Financing Activities
Net change in deposits	153,088	9,450	77,137
Net change in federal funds purchased and securities sold under agreements to repurchase	15,892	(7,314)	(30,829)
Repayment of FHLB advances	(23,938)	(5,000)	(5,000)
Purchase of Treasury stock	(381)	(490)	(196)
Cash dividends paid on common stock	(6,345)	(4,956)	(4,443)
Net cash provided by (used in) financing activities	138,316	(8,310)	36,669
Net Increase in Cash and Cash Equivalents	12,931	3,898	6,145
Cash and Cash Equivalents - Beginning of Year	38,365	34,467	28,322
Cash and Cash Equivalents - End of Year	$51,296	$38,365	$34,467

	2019	2018	2017
Supplemental Information
Cash paid during the year for:
Interest	$13,540	$6,472	$5,064
Income taxes	$3,845	$3,107	$5,102
Noncash investing activities:
Transfer of loans to other real estate owned	$287	$68	$59
The Company purchased all of the capital stock of Limberlost for $78,902 on January 1, 2019. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$336,380	-	-
Less: common stock issued	70,437	-	-
Cash paid for the capital stock	8,465	-	-
Liabilities assumed	$257,478	-	-

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

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

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. This includes cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds sold are outstanding for one day periods.

Restrictions on Cash and Amounts Due from Banks

The Bank is required to maintain average balances on hand with the Federal Reserve Bank. The aggregate reserve was $22.5 million for December 31, 2019 and it was $12.6 million for December 31, 2018.  The Company and its subsidiaries maintain cash balances with high quality credit institutions.  At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
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

Other Securities

Other Securities consist of stock in the Federal Home Loan Banks of Cincinnati and Indianapolis (the “FHLBs”), which is held to enable the Bank to conduct business with the entities. The FHLBs sell and purchase their stock at par.  The FHLBs stock is carried at cost and held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.  The FHLBs stock is evaluated for impairment as conditions warrant.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at the amount of unpaid principal, reduced by unearned discounts, unamortized premiums or discounts on purchased loans, and deferred loan fees and costs, as well as, by the allowance for loan losses. Interest income is accrued on a daily basis based on the principal outstanding.

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
December 31, 2019, 2018, 2017
Note 1 – Summary of Significant Accounting Policies (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 1 – Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for impairment and any such impairment is recognized in the period identified. Periodically the Bank will have an independent third party assess the possibility of impairment of Goodwill. Such an assessment was performed as of September 30, 2017. The goodwill impairment analysis consisted of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting unity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350. The engagement would have expanded to the second step goodwill impairment valuation if necessary; however, the findings showed the second step was not warranted. The analysis confirmed no impairment was likely.  In quantitative testing done in 2019, the excess fair value of capital was $75.7 million or 37.0% over the carrying value and was over one and a half times the value of the goodwill being carried Therefore, the Bank concluded it is unlikely impairment of Goodwill has occurred from the goodwill established from the Bank’s acquisition of Knisely which occurred on December 31, 2007, and the acquisition of Bank of Geneva which occurred on January 1, 2019.

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus the estimated costs to sell.  Foreclosed real estate is classified as other real estate owned.  The net loss from operations of foreclosed real estate held for sale is reported in non-interest expense. At December 31, the Bank’s holding of other real estate owned totaled $214 thousand and $600 thousand for 2019 and 2018, respectively.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 1 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Accounting Standards Codification 606, “Revenue from Contracts with Customer” (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Revenue generated from financial instruments, including loans and investment securities, are not included within the scope of ASC 606.  The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within scope of the amendments.  Revenue-generating activities that are within the scope of ASC 606 that are presented as non-interest income in the Company’s consolidated statements of income include:

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2019 and 2018.  With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2016.

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
December 31, 2019, 2018, 2017
Note 1 – Summary of Significant Accounting Policies (Continued)

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

Treasury Stock

Common stock shares repurchased are recorded at market value on date of purchase.  Restricted shares when awarded are removed from treasury stock using the weighted average method.

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

The company adopted ASU 2018-02 on January 1, 2018 and elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income (AOCI) to retained earnings.  The reclassification increased retained earnings and decreased AOCI by $359 thousand, with zero net effect on total stockholder’s equity.

The components of other comprehensive income (loss) and related tax effects are as follows:

	(In Thousands)
	2019	2018	2017
Net unrealized gain (loss) on available-for-sale securities	$5,179	$(1,058)	$267
Reclassification adjustment for (gain) loss on sale of available-for-sale securities	26	9	(47)
Net unrealized gain (loss) on available-for-sale securities	5,205	(1,049)	220
Tax expense (benefit)	1,093	(220)	74
Other comprehensive income (loss)	$4,112	$(829)	$146

Reclassification

Certain amounts in the 2018 and 2017 consolidated financial statements have been reclassified to conform with the 2019 presentation.  These reclassifications had no effect on net income.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 1 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU 2016-02 establishes a right of use model that requires a lessee to record a right of use asset and a lease liability for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. Early adoption is permitted.  The Company has adopted ASU 2016-02 on January 1, 2019 and recorded a right of use asset and a corresponding liability in the amount of $491.7 thousand.  This did not have a significant impact on the Company’s financial statements.

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

The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities).  FASB recently approved a delay in adoption for Smaller Reporting Companies.  The Company has completed an analysis to determine that it qualifies as a Smaller Reporting Company.  As such, adoption can be postponed until periods beginning after December 15, 2022 (i.e., January 1, 2023, for calendar year entities).  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has contracted with an external advisor and has formed a committee to determine the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable review scenarios and determine which calculations will produce the most reliable results. The Company began working with the third party service provider to review parallel reports starting in June 2019.  The Company will not adopt ASU 2016-13 in calendar year 2020 and management is currently evaluating when or if they would elect to early adopt ASU 2016-13.

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
December 31, 2019, 2018, 2017
Note 1 – Summary of Significant Accounting Policies (Continued)

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
December 31, 2019, 2018, 2017

Note 2 – Business Combination & Asset Purchase

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

In 2019, the Company has incurred additional third-party acquisition-related costs of $1.28 million.  These expenses are comprised of data processing of $867.6 thousand, employee benefits of $163.0 thousand, ATM expense of $31.4 thousand, consulting fees of $19.3 thousand and other general and administrative expense of $199.8 thousand in the Company’s consolidated statement of income for the year ended December 31, 2019.

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
December 31, 2019, 2018, 2017
Note 2 – Business Combination & Asset Purchase (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 2 – Business Combination & Asset Purchase (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet at December 31, 2019.  The amounts of loans at December 31, 2019 are as follows:

2019
(In Thousands)
Balance - January 1, 2019
Commercial	$4,094
Consumer RE	231
Consumer	71
Carrying amount, net of fair value adjustment of $2,118	$2,278

Balance - December 31, 2019
Commercial	$106
Consumer RE	-
Consumer	-
Carrying amount, net of fair value adjustment of $62	$44

Loans acquired during 2019 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Commercial	$4,215
Consumer RE	261
Consumer	94
Total required payments receivable	$4,570

Cash flows expected to be collected at acquisition	$2,788

Basis in acquired loans at acquisition	$4,396

During the second quarter, two commercial purchased credit-impaired loans were paid off in full after the customer was able to secure financing at another financial institution.  The associated discount originally recognized at acquisition of $1.985 million has been included in loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2019.  The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $62 thousand at December 31, 2019 and $2.118 million on January 1, 2019, respectively.

Changes in accretable yield, or income expected to be collected, are as follows:

2019
(In Thousands)
Beginning Balance	$2,544
Additions	6
Accretion	(2,426)
Reclassification from nonaccretable difference	2,019
Disposals	(122)
Ending Balance	$2,021

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 2 – Business Combination & Asset Purchase (Continued)

The results of operations of Bank of Geneva have been included in the Company’s consolidated financial statements since the acquisition date of January 1, 2019.  The following schedule includes pro-forma results for the years ended December 31, 2019 and 2018 as if the Bank of Geneva acquisitions had occurred as of the beginning of the comparable prior reporting period.

	2019	2018
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$53,547	$54,234
Provision for Loan Losses	1,138	579
Net Interest Income After Provision for Loan Losses	52,409	53,655
Noninterest Income	11,820	11,750
Noninterest Expense	40,314	40,517
Income Before Income Taxes	23,915	24,888
Income Taxes	4,484	4,530
Net Income	$19,431	$20,358
Basic and Diluted Earnings Per Share	$1.75	$1.83

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects.  The pro-forma information for the year ended December 31, 2019 includes approximately $7.4 million, net of tax, of operating revenue from Bank of Geneva since acquisition.

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

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets which are being amortized over its remaining economic useful life of 7 years on a straight line basis.  Core deposit intangible is included in other assets on the consolidated balance sheets.

The amortization expense for the years ended December 31, 2019, 2018 and 2017 was $727, $167, and $245 thousand, respectively.

Future amortization expense of core deposit intangible assets is as follows:

	Custar	Geneva	Total
2020	$161	$560	$721
2021	-	560	560
2022	-	560	560
2023	-	560	560
2024	-	560	560
2025	-	560	560
Total	$161	$3,360	$3,521

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 3 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2019
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$10,023	$10	$(12)	$10,021
U.S. Government agencies	61,882	584	(21)	62,445
Mortgage-backed securities	94,998	426	(227)	95,197
State and local governments	54,001	749	(120)	54,630
Total available-for-sale securities	$220,904	$1,769	$(380)	$222,293

	(In Thousands)
	2018
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$23,078	$6	$(254)	$22,830
U.S. Government agencies	71,235	2	(1,910)	69,327
Mortgage-backed securities	37,342	62	(1,142)	36,262
State and local governments	40,608	225	(805)	40,028
Total available-for-sale securities	$172,263	$295	$(4,111)	$168,447

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 3 – Securities (Continued)	December 31, 2019, 2018, 2017

Information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2019
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(12)	$5,030
U.S. Government agencies	(16)	10,549	(5)	10,745
Mortgage-backed securities	(102)	27,696	(125)	11,332
State and local governments	(120)	16,845	-
Total available-for-sales securities	$(238)	$55,090	$(142)	$27,107

	2018
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(254)	$20,861
U.S. Government agencies	-	-	(1,910)	64,727
Mortgage-backed securities	(4)	697	(1,138)	30,347
State and local governments	(22)	3,254	(783)	29,413
Total available-for-sales securities	$(26)	$3,951	$(4,085)	$145,348

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $11.1, $10.1, and $13.6 million for 2019, 2018, and 2017 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2019	2018	2017
Gross realized gains	$16	$51	$58
Gross realized losses	(42)	(60)	(11)
Net realized gains (losses)	$(26)	$(9)	$47
Tax expense (benefit) related to net realized gains (losses)	$(5)	$(2)	$16

The net realized gain (loss) on sales and related tax expense (benefit) is a reclassification out of accumulated other comprehensive income (loss). The net realized gain (loss) is included in net gain (loss) on sale of securities available-for-sale and the related tax expense (benefit) is included in income taxes in the consolidated statements of income.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 3 – Securities (Continued)	December 31, 2019, 2018, 2017

The amortized cost and fair value of debt securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$22,150	$22,158
After one year through five years	42,705	42,983
After five years through ten years	57,231	58,149
After ten years	3,820	3,806
Total	$125,906	$127,096
Mortgage-backed securities	94,998	95,197
Total	$220,904	$222,293

Investments with a carrying value and fair value of $88.8 million at December 31, 2019 and $81.8 million at December 31, 2018 were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock as of December 31, 2019 while December 31, 2018 only includes Federal Home Loan Bank of Cincinnati stock.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 4 - Loans

The Company had $4.2 million in loans held for sale at December 31, 2019 as compared to $495 thousand in loans held for sale at December 31, 2018.

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2019	2018
Consumer Real Estate	$165,349	$80,766
Agricultural Real Estate	199,105	68,609
Agricultural	111,820	108,495
Commercial Real Estate	551,309	419,784
Commercial and Industrial	135,631	121,793
Consumer	49,237	41,953
Other	8,314	5,889
	$1,220,765	$847,289
Less: Net deferred loan fees and costs	(1,766)	(915)
	1,218,999	846,374
Less: Allowance for loan losses	(7,228)	(6,775)
Loans - Net	$1,211,771	$839,599

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 4 – Loans (Continued)

The following is a maturity schedule by major category of loans excluding fair value adjustments at December 31, 2019:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Consumer Real Estate	$5,163	$19,025	$141,231	$165,419
Agricultural Real Estate	272	4,668	195,162	200,102
Agricultural	66,851	29,954	15,006	111,811
Commercial Real Estate	49,976	230,817	270,698	551,491
Commercial and Industrial	68,257	54,718	12,708	135,683
Consumer	6,215	32,711	10,227	49,153
Other	340	804	7,163	8,307
	$197,074	$372,697	$652,195	$1,221,966

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2019:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$88,907	$76,442
Agricultural Real Estate	97,684	101,421
Agricultural	66,555	45,265
Commercial Real Estate	392,933	158,376
Commercial and Industrial	85,108	50,523
Consumer	44,422	4,815
Other	8,219	95

Other loans are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2019 and 2018, net of deferred loan fees and costs:

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$355	$70	$-	$425	$164,266	$164,691	$-
Agricultural Real Estate	-	107	-	107	198,752	198,859	-
Agricultural	78	7	-	85	111,864	111,949	-
Commercial Real Estate	-	-	-	-	550,082	550,082	-
Commercial and Industrial	201	267	-	468	143,541	144,009	-
Consumer	54	-	-	54	49,355	49,409	-
Total	$688	$451	$-	$1,139	$1,217,860	$1,218,999	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 4 – Loans (Continued)

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$342	$24	$254	$620	$79,612	$80,232	$-
Agricultural Real Estate	-	-	-	-	68,588	68,588	-
Agricultural	-	-	-	-	108,616	108,616	-
Commercial Real Estate	-	-	-	-	419,131	419,131	-
Commercial and Industrial	-	-	-	-	127,752	127,752	-
Consumer	85	24	8	117	41,938	42,055	-
Total	$427	$48	$262	$737	$845,637	$846,374	$-

The following table presents the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2019 and December 31, 2018:

	(In Thousands)
	2019	2018
Consumer Real Estate	$1,209	$462
Agricultural Real Estate	88	-
Agriculture	1,769	-
Commercial Real Estate	37	-
Commercial and Industrial	288	72
Consumer	9	8
Total	$3,400	$542

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.
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
December 31, 2019, 2018, 2017
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
December 31, 2019, 2018, 2017
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

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2019 and December 31, 2018.

	(In Thousands)
	Agricultural Real Estate		Agricultural		Commercial Real Estate		Commercial and Industrial		Industrial Development Bonds
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
1-2	$14,655	$4,442	$4,093	$5,753	$7,860	$4,698	$3,844	$3,199	$-	$-
3	33,951	14,118	36,913	38,852	131,780	64,341	19,790	16,284	3,168	3,135
4	116,834	49,596	65,414	63,380	401,404	346,072	103,527	100,644	5,146	2,754
5	14,836	422	2,300	631	3,699	2,171	2,465	308	-	-
6	18,583	10	3,229	-	5,339	1,849	4,983	542	-	-
7	-	-	-	-	-	-	1,086	886	-	-
8	-	-	-	-	-	-	-	-	-	-
Total	$198,859	$68,588	$111,949	$108,616	$550,082	$419,131	$135,695	$121,863	$8,314	$5,889

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 4 – Loans (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2019 and December 31, 2018.

	(In Thousands)
	Consumer Real Estate
	2019	2018
Grade
Pass	$160,930	$79,121
Special mention (5)	415	232
Substandard (6)	3,346	879
Doubtful (7)		-
Total	$164,691	$80,232

	(In Thousands)
	Consumer - Credit Card		Consumer - Other
	2019	2018	2019	2018
Performing	$4,076	$3,909	$44,831	$38,073
Nonperforming	15	19	487	54
Total	$4,091	$3,928	$45,318	$38,127

Information about impaired loans as of and for the years ended December 31, 2019 and 2018 are as follows:

	(In Thousands)
	2019	2018
Impaired loans without a valuation allowance	$2,420	$1,808
Impaired loans with a valuation allowance	641	246
Total impaired loans	$3,061	$2,054
Valuation allowance related to impaired loans	$197	$31
Total non-accrual loans	$3,400	$542
Total loans past-due ninety days or more and still accruing	$-	$-

	(In Thousands)
	2019	2018	2017
Average investment in impaired loans	$2,649	$1,958	$1,885
Interest income recognized on impaired loans	$118	$69	$57
Interest income recognized on a cash basis on impaired loans	$9	$17	$23

Additional funds of $4 thousand are committed to be advanced in connection with impaired loans.

The Bank had approximately $956 thousand and $178 thousand of its impaired loans classified as troubled debt restructured as of December 31, 2019 and December 31, 2018.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 4 – Loans (Continued)

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  In 2019, four of the loans resulted in payment changes to interest only for an extended period of time and one loan had a lowering of payment to match an extended maturity.  Consequently, the financial impact of the modifications was immaterial.  The following table represents the years ended December 31, 2019 and 2018.

December 31, 2019				December 31, 2018
		(In thousands)				(In thousands)
Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer Real Estate	1	$74	$74	Consumer Real Estate	-	$-	$-
Commercial and Industrial	4	812	812	Commercial and Industrial	-	-	-

For the years ended December 31, 2019 and 2018, there were no TDR’s that subsequently defaulted after modification.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 4 – Loans (Continued)

The following tables present loans individually evaluated for impairment by portfolio class of loans as of December 31, 2019 and 2018:

	(In Thousands)
2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$648	$648	$-	$626	$32	$9
Agricultural Real Estate	-	-	-	204	-	-
Agricultural	491	491	-	124	-	-
Commercial Real Estate	299	299	-	238	19	-
Commercial and Industrial	982	982	-	637	66	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	181	184	30	211	-	-
Agricultural Real Estate	-	-	-	22	1	-
Agricultural	200	200	21	29	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	227	377	142	555	-	-
Consumer	33	33	4	3	-	-
Totals:
Consumer Real Estate	$829	$832	$30	$837	$32	$9
Agricultural Real Estate	$-	$-	$-	$226	$1	$-
Agricultural	$691	$691	$21	$153	$-	$-
Commercial Real Estate	$299	$299	$-	$238	$19	$-
Commercial and Industrial	$1,209	$1,359	$142	$1,192	$66	$-
Consumer	$33	$33	$4	$3	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 4 – Loans (Continued)

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

As of December 31, 2019 the Company had $50 thousand of foreclosed residential real estate property obtained by physical possession and $383 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $61 thousand of foreclosed residential real estate property obtained by physical possession and $278 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions as of December 31, 2018.

The ALLL has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2019	2018	2017
Allowance for Loan Losses
Balance at beginning of year	$6,775	$6,868	$6,784
Provision for loan loss	1,138	324	222
Loans charged off	(841)	(580)	(288)
Recoveries	156	163	150
Balance at ending of year	$7,228	$6,775	$6,868
Allowance for Unfunded Loan Commitments & Letters of Credit	$479	$274	$227
Total Allowance for Credit Losses	$7,707	$7,049	$7,095

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 4 – Loans (Continued)

Additional analysis related to the allowance for credit losses as of December 31, 2019 and 2018 is as follows:

	(In Thousands)
2019	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Charge Offs	(98)	-	(37)	-	(215)	(491)	-	-	(841)
Recoveries	-	-	3	11	22	120	-	-	156
Provision (Credit)	162	64	(43)	406	615	438	-	(504)	1,138
Other Non-interest expense related to unfunded	-	-	-	-	-	-	205	-	205
Ending Balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Ending balance: individually evaluated for impairment	$30	$-	$21	$-	$142	$4	$-	$-	$197
Ending balance: collectively evaluated for impairment	$281	$314	$670	$3,634	$1,585	$547	$479	$-	$7,510
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$164,691	$198,859	$111,949	$550,082	$144,009	$49,409	$-	$-	$1,218,999
Ending balance: individually evaluated for impairment	$829	$-	$691	$299	$1,209	$33	$-	$-	$3,061
Ending balance: collectively evaluated for impairment	$163,816	$198,859	$111,258	$549,783	$142,694	$49,376	$-	$-	$1,215,786
Ending balance: loans acquired with deteriorated credit quality	$46	$-	$-	$-	$106	$-	$-	$-	$152

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 4 – Loans (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2019	2018
Land	$6,951	$5,917
Buildings (useful life 15-39 years)	28,845	24,489
Furnishings (useful life 3-15 years)	22,045	15,203
	57,841	45,609
Less: Accumulated depreciation	(31,558)	(22,997)
Premises and Equipment (Net)	$26,283	$22,612

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 amounted to $2.3, $1.7, and $1.6 million, respectively.

Construction in progress of $68 thousand as of December 31, 2019 related to Ft. Wayne, Indiana, a new branch to be opened in 2020.  Construction in progress of $3 thousand as of December 31, 2018, related to environmental and foundation study expenses incurred for this same construction project in Fort Wayne, Indiana.

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of loans serviced for others were $303.9 and $289.2 million at December 31, 2019 and 2018, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2019 and 2018, was $2.6 and $2.4 million, respectively.  The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income.

The fair market value of the capitalized servicing rights as of December 31, 2019 and 2018 was $2.9 million and $3.3 million, respectively.  The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions.  An average constant prepayment rate of 14.1% and 8.9% were utilized for 2019 and 2018, respectively.  All stratums showed positive values compared to carrying value using a discount yield of 5.42% for 2019 and 6.60% for 2018.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2019	2018
Beginning of Year	$2,385	$2,299
Capitalized Additions	731	450
Amortization	(487)	(364)
Valuation Allowance	-	-
End of Year	$2,629	$2,385

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 7 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2019	2018
Time deposits under $250,000	$237,520	$165,528
Time deposits of $250,000 or more	39,043	21,885
	$276,563	$187,413

At December 31, 2019 the scheduled maturities for time deposits are as follows:

(In Thousands)
2020	$157,249
2021	50,803
2022	47,918
2023	12,680
2024	6,860
Thereafter	1,053
$276,563

Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2019 and 2018 securities with a market value of $40.2 million and $34.9 million, respectively, were pledged to secure the repurchase agreements.  The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s Federal Funds purchased.

	Daily Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2019	$1,814	1.08%	$1,864	$1,302	0.65%
2018	$806	1.04%	$819	$1,026	1.12%

	Term CD's Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2019	$28,416	1.39%	$28,416	$26,421	2.33%
2018	$24,889	2.00%	$24,889	$23,793	1.87%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Continued)

The Company had $17.8 and $6.5 million of Federal Funds Purchased as of December 31, 2019 and December 31, 2018 respectively. The $30.2 million in Securities Sold Under Agreements to Repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements and the collateral pledged as of December 31, 2019.

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$17,843	$-	$-	$-	$17,843
Repurchase agreements
US Treasury & agency securities	1,814	-	3,965	24,451	30,230
Total	$19,657	$-	$3,965	$24,451	$48,073

Note 9 - Federal Home Loan Bank Advances

Long term debit consists of various loans from the Federal Home Loan Bank.   Repayment structures vary, ranging from monthly installments, annual payments or upon maturity.  Interest payments are due monthly. Total borrowings were $25.5 million excluding $0.7 thousand for fair value related to the acquisition for December 31,2019 and there were no outstanding borrowings for 2018.  The advances were secured by $42.1 and $14.9 million of mortgage loans as of December 31, 2019 and 2018, respectively under a blanket collateral agreement.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank.

The Bank had access to $69 million unsecured borrowings through correspondent banks as of both December 31, 2019 and December 31, 2018.  $116.3 million and $73.7 million at the end of the same time periods, respectively, were unpledged securities which could be sold or used as collateral.  An additional $1.6 million at December 31, 2019, and $9.0 million at December 31, 2018, were available from the Federal Home Loan Bank based on current pledging, with up to $97.0 million and $119.0 million, respectively, available provided adequate collateral is pledged.  The table below shows the maturities of the borrowings exclusive of the fair value.

(In Thousands)
2020	$7,338
2021	-
2022	1,701
2023	1,500
2024	11,500
Thereafter	3,480
Total	$25,519

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 10 – Federal Income Taxes

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

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2019	2018	2017
Current:
Federal	$4,005	$2,755	$5,162
Deferred:
Federal	227	472	29
Federal - impact of enacted changes in tax law	-	-	(8)
	$4,232	$3,227	$5,183

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2019	2018	2017
Income tax at statutory rates	$4,753	$3,758	$6,045
Decrease resulting from:
Tax exempt interest	(170)	(220)	(413)
Adjustment of deferred taxes for enacted changes in tax law	-	-	(8)
Section 831 deduction	(268)	(236)	(318)
Change in other	(83)	(75)	(123)
	$4,232	$3,227	$5,183

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 10 – Federal Income Taxes (Continued)

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2019	2018
Deferred Tax Assets:
Allowance for loan losses	$1,612	$1,444
Other	540	505
Net unrealized loss on available-for-sale securities	292	802
Total deferred tax assets	2,444	2,751
Deferred Tax Liabilities:
Accreted discounts on bonds	43	29
FHLB stock dividends	491	462
Mortgage servicing rights	586	508
Other	2,678	1,751
Total deferred tax liabilities	3,798	2,750
Net Deferred Tax Asset (Liability)	$(1,354)	$1

Note 11 - Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $1.2 million, $1.1 million and $972 thousand for 2019, 2018 and 2017, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 38,100 shares of restricted stock were issued to 94 employees during 2019, 33,000 shares of restricted stock were issued to 80 employees during 2018 and 32,000 shares of restricted stock were issued to 74 employees during 2017. Under the plan, the shares vest 100% in three years.  During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 3,220, 2,620, and 1,080 shares forfeited during 2019, 2018 and 2017, respectively. During 2019, three employees retired and received 14,300 shares from the shares awarded in 2016, 2017 and 2018.  During 2017, due to retirement, one employee received 640 shares from awards granted in 2014, 2015 and 2016.  During 2019, 26,070 shares awarded in 2016 were 100% vested and 63 employees received the stock.  During 2018, 28,790 shares awarded in 2015 were vested 100% and 56 employees received the stock.  During 2017, 24,230 shares awarded in 2014 were vested 100% and 52 employees received the stock. Compensation expense applicable to the restricted stock awards totaled $1.1 million, $745 thousand and $507 thousand for the years ending December 31, 2019, 2018 and 2017, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 11 – Employee Benefit Plans (Continued)

The table below summarizes the details of the restricted shares issued, vested, and forfeited for the years ending December 31, 2019, 2018 and 2017.

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Number of Employees	Number of Shares	Number of Employees	Number of Shares	Number of Employees
Restricted shares issued	38,100	94	33,000	80	32,000	74
Restricted shares vested	26,070	63	28,790	56	24,230	52
Restricted shares awarded due to retirement	14,300	3	-	-	640	1
Restricted shares forfeited	3,220	4	2,620	5	1,080	2

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2019		2018		2017
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	93,940	$29.87	92,350	$19.17	86,300	$14.10
Granted	38,100	25.14	33,000	44.63	32,000	27.79
Vested	(40,370)	21.76	(28,790)	13.18	(24,870)	12.81
Forfeited	(3,220)	30.12	(2,620)	44.04	(1,080)	37.06
Nonvested, end of period	88,450	$31.52	93,940	$29.87	92,350	$19.17

As of December 31, 2019, there was $1.6 million of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan to be recognized over the next three years.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

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

The table below presents basic and diluted earnings per share for the years ended December 31, 2019, 2018, and 2017.

	Year Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Earnings per share
Net income	$18,402	$14,949	$12,720
Less: distributed earnings allocated to participating securities	(51)	(52)	(45)
Less: undistributed earnings allocated to participating securities	(87)	(98)	(77)
Net earnings available to common shareholders	$18,264	$14,799	$12,598
Weighted average common shares outstanding including participating securities	11,113,810	9,272,964	9,250,825
Less: average unvested restricted shares	(83,369)	(93,000)	(88,664)
Weighted average common shares outstanding	11,030,441	9,179,964	9,162,161
Basic and diluted earnings per share	$1.66	$1.61	$1.38

Note 13 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $1.3 million and $1.5 million at December 31, 2019 and 2018, respectively. Six new loans were approved during 2019 of which no additional borrowings were utilized.  During 2019, subsequent advances totaled $10.1 million and payments of $10.7 million were received.  The difference in related borrowings amounted to $146 thousand, net decrease.  Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2019 and 2018, amounted to $33.7 million and $26.1 million, respectively.

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

The Bank's exposure to credit loss is represented by the contractual amount of these commitments.  The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2019 and 2018 was $479 thousand and $274 thousand, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 14 – Off Balance Sheet Activities (Continued)

At December 31, 2019 and 2018, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2019	2018
Commitments to extend credit	$394,437	$267,166
Credit card arrangements	20,695	20,993
Standby letters of credit	1,345	691

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

Note 15 - Minimum Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off balance-sheet items as calculated under regulatory accounting practices.

The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

The Basel III Capital Rules, a new comprehensive capital framework for U.S. banking organizations, became effective on January 1, 2015 (subject to a phase-in period for certain provisions). Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1 capital, Tier 1 capital and Total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted quarterly average assets (as defined).

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 15 – Minimum Regulatory Capital Requirements (Continued)

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

As fully phased in effective January 1, 2019, the Basel III Capital Rules require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019).  The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes, as of December 31, 2019, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2019, the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Tier 1 and Tier I leverage ratios as disclosed in the table to follow.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The following tables present actual and required capital ratios as of December 31, 2019 and December 31, 2018 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 and December 31, 2018. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 15 – Minimum Regulatory Capital Requirements (Continued)

The Bank’s actual and required capital amounts and ratios as of December 31, 2019 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$152,855	11.71%	$58,725	4.50%	$84,825	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)	160,562	12.30%	104,400	8.00%	130,500	10.00%
Tier 1 Capital (to Risk Weighted Assets)	152,855	11.71%	78,300	6.00%	104,400	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)	152,855	10.02%	61,050	4.00%	76,312	5.00%

The following table presents the Bank’s actual and required capital amounts and ratios as of December 31, 2018.

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$114,978	12.67%	$40,834	4.50%	$58,983	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)	122,027	13.45%	72,594	8.00%	90,743	10.00%
Tier 1 Capital (to Risk Weighted Assets)	114,978	12.67%	54,446	6.00%	72,594	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)	114,978	10.54%	43,644	4.00%	54,555	5.00%

The above tables exclude the capital conservation buffer requirements.

With the enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act on May 24, 2018, the Company is no longer required to file the FR Y-9C consolidated financial statements for holding companies but will file the FR Y-9SP parent company only financial statements for small holding companies.  As a result, the consolidated amounts and ratios were no longer required beginning in 2018.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 16 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula dividends of $19.0 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.  Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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
December 31, 2019, 2018, 2017
Note 17 – Fair Value of Financial Instruments (Continued)

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
December 31, 2019, 2018, 2017
Note 17 – Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2019 and 2018, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities.  The table excludes the following: Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 31, 2019					December 31, 2018
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$51,296	$51,296	$51,296	$-	$-	$38,365	$38,365	$38,365	$-	$-
Interest-bearing time deposits	4,309	4,331	-	4,331	-	4,019	3,954	-	3,954	-
Securities - available-for-sale	222,293	222,293	10,021	210,782	1,490	168,447	168,447	36,935	130,085	1,427
Other securities	5,810	5,810	-	-	5,810	3,679	3,679	-	-	3,679
Loans held for sale	4,248	4,248	-	-	4,248	495	495	-	-	495
Loans, net	1,211,771	1,188,014	-	-	1,188,014	839,599	823,914	-	-	823,914
Interest receivable	6,769	6,769	-	-	6,769	4,542	4,542	-	-	4,542

Financial Liabilities:
Interest bearing deposits	$746,628	$746,628	$-	$-	$746,628	$525,955	$525,955	$-	$-	$525,955
Noninterest bearing deposits	265,156	265,156	-	265,156	-	215,422	215,422	-	215,422	-
Time deposits	276,563	277,008	-	-	277,008	187,413	187,545	-	-	187,545
Total Deposits	1,288,347	1,288,792	-	265,156	1,023,636	928,790	928,922	-	215,422	713,500
Fed funds purchased and securities sold under agreement to repurchase	48,073	48,073	-	-	48,073	32,181	32,181	-	-	32,181
Federal Home Loan Bank advances	24,806	24,811	-	-	24,811	-	-	-	-	-
Interest payable	754	754	-	-	754	418	418	-	-	418

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 17 – Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018, and the valuation techniques used by the Company to determine those fair values.  There were no changes to valuation techniques during 2019.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in Thousands)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2019	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$10,021	$-	$-
U.S. Government agencies		62,445	-
Mortgage-backed securities	-	95,197	-
State and local governments	-	53,140	1,490
Total Securities Available-for-Sale	$10,021	$210,782	$1,490

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 17 – Fair Value of Financial Instruments (Continued)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2018	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$22,830	$-	$-
U.S. Government agencies	14,105	55,222	-
Mortgage-backed securities	-	36,262	-
State and local governments	-	38,601	1,427
Total Securities Available-for-Sale	$36,935	$130,085	$1,427

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2019	$-	$1,427	$1,427
Change in Market Value	-	63	63
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	-	-	-
Balance at December 31, 2019	$-	$1,490	$1,490

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2018	$-	$1,428	$1,428
Change in Market Value	-	(1)	(1)
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	-	-	-
Balance at December 31, 2018	$-	$1,427	$1,427

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

There have been no transfers into or out of Level 3 during 2019 and 2018.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At December 31, 2019 and 2018, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 17 – Fair Value of Financial Instruments (Continued)

At December 31, 2019 and 2018, collateral dependent impaired loans categorized as Level 3 were $444 and $215 thousand, respectively.  The specific allocation for collateral dependent impaired loans was $197 thousand as of December 31, 2019 and $31 thousand as of December 31, 2018, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents collateral dependent impaired loans and other real estate owned as recorded at fair value:

	($ in Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2019
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2019	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$444	$-	$-	$444
Other real estate owned - commercial	164	-	-	164

($ in Thousands)
Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018
Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2018	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$215	$-	$-	$215
Other real estate owned - commercial	-	-	-	-

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)
	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,490	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (2.52%)
Collateral dependent impaired loans	444	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (30.73%)
Other real estate owned - commercial	164	Appraisals	Discount to reflect current market	0-20% ( 23.31%)

	(In Thousands)
	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,427	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (3.51%)
Collateral dependent impaired loans	215	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (12.38%)
Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale and mortgage servicing rights.  The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows.  At December 31, 2019, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 18 – Condensed Financial Statements of Parent Company

Balance Sheets
	(In Thousands)
	2019	2018
Assets
Cash	$2,281	$1,727
Related party receivables:
Dividends and accounts receivable from subsidiary	4,080	9,808
Accrued interest receivable - municipals	75	67
Securities - municipals	17,196	12,977
Certificate of deposits	1,974	1,974
Investment in subsidiaries	206,553	118,151
Total Assets	$232,159	$144,704
Liabilities
Accrued expenses	$133	$38
Dividends payable	1,768	1,379
Total Liabilities	1,901	1,417
Stockholders' Equity	230,258	143,287
Total Liabilities and Stockholders' Equity	$232,159	$144,704

Statements of Income and Comprehensive Income
	(In Thousands)
	2019	2018	2017
Income
Dividends from subsidiaries	$13,137	$8,350	$6,850
Interest - municipals / certificates of deposit	374	389	313
Gain (loss) on sales of available-for-sale securities	-	(19)	-
Total income	13,511	8,720	7,163
Operating Expenses	999	1,020	828

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	12,512	7,700	6,335
Income Taxes (Benefit)	(166)	(362)	(422)
	12,678	8,062	6,757
Equity in undistributed earnings of subsidiaries	5,724	6,887	5,963
Net Income	18,402	14,949	12,720
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities	4,112	(829)	146
Comprehensive Income	$22,514	$14,120	$12,866

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017
Note 18 – Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows
	(In Thousands)
	2019	2018	2017
Cash Flows from Operating Activities
Net income	$18,402	$14,949	$12,720
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (distributions in excess earnings) of subsidiaries	(5,724)	(6,887)	(5,963)
Accretion and amortization of securities	99	190	206
Other assets and liabilities	(1,604)	(6,991)	159
Net cash provided by operating activities	11,173	1,261	7,122
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	7,060	5,030	2,815
Sales	500	3,300	-
Purchases	(11,453)	(2,695)	(4,482)
Purchases of certificates of deposit	-	-	(1,974)
Net cash provided by (used in) investing activities	(3,893)	5,635	(3,641)
Cash Flows from Financing Activities
Payment of dividends	(6,345)	(4,956)	(4,443)
Purchase of Treasury stock	(381)	(490)	(196)
Net cash used in financing activities	(6,726)	(5,446)	(4,639)
Net Change in Cash and Cash Equivalents	554	1,450	(1,158)
Cash and Cash Equivalents - Beginning of year	1,727	277	1,435
Cash and Cash Equivalents - End of year	$2,281	$1,727	$277

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019, 2018, 2017

Note 19 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED
	Quarter Ended in 2019
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$15,862	$18,283	$17,012	$17,149
Interest expense	3,085	3,749	4,112	3,813
Net Interest Income	12,777	14,534	12,900	13,336
Provision for loan loss	30	133	247	728
Net interest income after provision of loan loss	12,747	14,401	12,653	12,608
Other income (expense)	(8,816)	(6,731)	(7,445)	(6,783)
Net income before income taxes	3,931	7,670	5,208	5,825
Income taxes	707	1,490	933	1,102
Net income	$3,224	$6,180	$4,275	$4,723
Earnings per Common Share	$0.29	$0.56	$0.38	$0.43
Average common shares outstanding	11,089,839	11,106,367	11,121,426	11,137,004

	Quarter Ended in 2018
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$11,136	$11,537	$11,753	$12,003
Interest expense	1,463	1,527	1,765	1,817
Net Interest Income	9,673	10,010	9,988	10,186
Provision for loan loss	40	132	47	105
Net interest income after provision for loan loss	9,633	9,878	9,941	10,081
Other income (expense)	(5,030)	(4,832)	(5,443)	(6,052)
Net income before income taxes	4,603	5,046	4,498	4,029
Income taxes	836	932	623	836
Net income	$3,767	$4,114	$3,875	$3,193
Earnings per Common Share	$0.41	$0.44	$0.42	$0.34
Average common shares outstanding	9,265,959	9,265,898	9,274,507	9,285,261

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

Management Report Regarding

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019, pursuant to Exchange Act 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.  The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting which can be found under Item 8 of this form 10-K.

There was no change in the company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Andrew J. Briggs	65	1st Sr. Vice President of Business Development	2019
		Farmers & Merchants State Bank

Eugene N. Burkholder	67	President, Falor Farm Center, Inc.	2012

Lars B. Eller	53	President and CEO of the Company and	2018
		Farmers & Merchants State Bank

Steven A. Everhart	65	Self Employed	2003

Jo Ellen Hornish	66	CEO, Hornish Bros, Inc./Fountain City Leasing, Inc./ Advantage Powder Coating, Inc.	2013

Jack C. Johnson	67	President, Hawk’s Clothing, Inc.	1991

Dr. Marcia S. Latta	58	Vice President of University Advancement, The University of Findlay	2009

Steven J. Planson	60	President, Planson Farms, Inc.	2008

Anthony J. Rupp	70	Retired, Past President of Rupp Furniture Co.	2000

Kevin J. Sauder	59	President/CEO, Sauder Woodworking Co.	2004

Paul S. Siebenmorgen	70	Retired, Past President and CEO of the Company and	2005
		Farmers & Merchants State Bank

Dr. K. Brad Stamm	67	President and Educational Consultant of	2016
		Stamm Management Group

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Jack C. Johnson	67	Chairman

Lars B. Eller	53	President and Chief Executive Officer(1)

Barbara J. Britenriker	58	Executive Vice President Chief Financial Officer and Chief Retail Banking Officer(2)

Edward A. Leininger	63	Executive Vice President Chief Operating Officer

Rex D. Rice	61	Executive Vice President and Chief Lending Officer(3)

______________________________________________________________________________________________________________________________________

(1) The designation PEO means principal executive officer and PFO means principal financial officer under the rules of the SEC.  From 2013-2017, Mr. Eller was Executive Vice President and Chief Retail Banking Officer of Royal Bank America in Philadelphia.  From January 1, 2018, until June 30, 2018, Mr. Eller was a consultant for Cambridge Savings Bank in Massachusetts.

(2) Ms. Britenriker was appointed to serve as the Chief Retail Banking Officer of the Bank on January 7, 2019 and will also remain as the Chief Financial Officer of the Company.

(3) Mr. Rice was the Executive Vice President and Senior Commercial Banking Manager until January 31, 2020.  Mr. Rice assumed the position of Chief Lending Officer of the Bank effective upon the retirement of Todd Graham as of February 1, 2020.

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2020, and is incorporated herein by reference to the sections of the proxy statement captioned ‘Nominations for Members of the Board of Director” and “PROPOSAL ONE – Election of Directors and Information Concerning Directors and Officers.” The information called for under Item 405 of Regulation S-K and called for under paragraphs (d)(4) and (d)(5) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2020, and is incorporated herein by reference to the sections of the proxy statement captioned “Delinquent Section 16(a) Reports,” “Audit Committee Report” and “Committees of the Board of Directors.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2020, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” and “Related Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 16, 2020 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Named Executive Officers.”

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 1,600,000 (adjusted for a two-for-one stock split) of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries.  To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested or such shares of restricted stock will be forfeited. During 2019, 38,100 shares were awarded to 94 employees and 3,220 were forfeited under its long term incentive plan. At year end, 2019, the Company held 1,093,065 shares in Treasury stock and 88,450 in unearned stock awards.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	-	$-	1,440,760
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	1,440,760

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2020, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 16, 2020, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

	(1)	Financial Statements (included in this 10-K under Item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

	(3.1)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).

	(3.2)	Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on July 26, 2017).

	(4.1)	Description of Registrant’s Common Stock.

(10.1)

Form of Change in Control Agreement executed by and between the Company and Barbara J. Britenriker on December 26, 2012 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the Commission on February 25, 2013).

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

By	/s/ Lars B. Eller	Date:	February 21, 2020
Lars B. Eller
Chief Executive Officer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lars B. Eller	Date:	February 21, 2020	/s/ Barbara J. Britenriker	Date:	February 21, 2020
Lars B. Eller			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)
/s/ Andrew J. Briggs	Date:	February 21, 2020
Andrew J. Briggs, Director

/s/ Eugene N. Burkholder	Date:	February 21, 2020	/s/ Steven A. Everhart	Date:	February 21, 2020
Eugene N. Burkholder, Director			Steven A. Everhart, Director

/s/ Jo Ellen Hornish	Date:	February 21, 2020	/s/ Jack C. Johnson	Date:	February 21, 2020
Jo Ellen Hornish, Director			Jack C. Johnson, Director

/s/ Marcia S. Latta	Date:	February 21, 2020	/s/ Steven J. Planson	Date:	February 21, 2020
Marcia S. Latta, Director			Steven J. Planson, Director

/s/ Anthony J. Rupp	Date:	February 21, 2020	/s/ Kevin J. Sauder	Date:	February 21, 2020
Anthony J. Rupp, Director			Kevin J. Sauder, Director

/s/ Paul S. Siebenmorgen	Date:	February 21, 2020	/s/ K. Brad Stamm	Date:	February 21, 2020
Paul S. Siebenmorgen, Director			K. Brad Stamm, Director