Form 10-Q
period 2020-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2020-04-29
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	11,129,421
Class	Outstanding as of April 24, 2020

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

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$49,844	$50,137
Federal funds sold	40,993	1,159
Total cash and cash equivalents	90,837	51,296
Interest-bearing time deposits	4,869	4,309
Securities - available-for-sale	204,121	222,293
Other securities, at cost	5,810	5,810
Loans held for sale	2,153	4,248
Loans, net	1,239,108	1,211,771
Premises and equipment	26,120	26,283
Construction in progress	-	68
Goodwill	47,340	47,340
Mortgage servicing rights	2,672	2,629
Other real estate owned	185	214
Bank owned life insurance	15,313	15,235
Other assets	16,597	15,834
Total Assets	$1,655,125	$1,607,330
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$261,786	$265,156
Interest-bearing
NOW accounts	463,734	423,655
Savings	341,256	322,973
Time	281,931	276,563
Total deposits	1,348,707	1,288,347
Federal funds purchased and securities sold under agreements to repurchase	30,585	48,073
Federal Home Loan Bank (FHLB) advances	24,788	24,806
Dividend payable	1,768	1,768
Accrued expenses and other liabilities	12,820	14,078
Total liabilities	1,418,668	1,377,072
Commitments and Contingencies
Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 3/31/20 and 12/31/19	81,844	81,535
Treasury stock - 1,100,579 shares 3/31/20, 1,093,065 shares 12/31/19	(12,636)	(12,456)
Retained earnings	162,416	160,081
Accumulated other comprehensive income	4,833	1,098
Total stockholders' equity	236,457	230,258
Total Liabilities and Stockholders' Equity	$1,655,125	$1,607,330

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2019, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2020	March 31, 2019
Interest Income
Loans, including fees	$15,883	$14,680
Debt securities:
U.S. Treasury and government agencies	1,146	713
Municipalities	262	211
Dividends	45	88
Federal funds sold	6	37
Other	122	133
Total interest income	17,464	15,862
Interest Expense
Deposits	2,901	2,613
Federal funds purchased and securities sold under agreements to repurchase	244	185
Borrowed funds	266	287
Total interest expense	3,411	3,085
Net Interest Income - Before Provision for Loan Losses	14,053	12,777
Provision for Loan Losses	1,430	30
Net Interest Income After Provision For Loan Losses	12,623	12,747
Noninterest Income
Customer service fees	1,586	1,578
Other service charges and fees	1,039	1,041
Net gain on sale of loans	227	102
Net gain (loss) on sale of available-for-sale securities	270	(26)
Total noninterest income	3,122	2,695
Noninterest Expense
Salaries and wages	4,223	4,312
Employee benefits	1,677	1,594
Net occupancy expense	564	667
Furniture and equipment	758	696
Data processing	442	1,299
Franchise taxes	368	258
ATM expense	414	447
Advertising	303	260
Net loss on sale of other assets owned	1	15
FDIC assessment	72	96
Mortgage servicing rights amortization	132	75
Consulting fees	139	113
Other general and administrative	1,602	1,679
Total noninterest expense	10,695	11,511
Income Before Income Taxes	5,050	3,931
Income Taxes	945	707
Net Income	$4,105	$3,224
Basic and Diluted Earnings Per Share	$0.37	$0.29
Dividends Declared	$0.16	$0.15

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2020	March 31, 2019
Net Income	$4,105	$3,224
Other Comprehensive Income (Net of Tax):
Net unrealized gain on available-for-sale securities	4,998	1,749
Reclassification adjustment for (gain) loss on sale of available-for-sale securities	(270)	26
Net unrealized gain on available-for-sale securities	4,728	1,775
Tax expense	993	373
Other comprehensive income	3,735	1,402
Comprehensive Income	$7,840	$4,626

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE Months Ended MARCH 31, 20120

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income	Equity
Balance - January 1, 2020	11,136,935	$81,535	$(12,456)	$160,081	$1,098	$230,258
Net income				4,105		4,105
Other comprehensive income					3,735	3,735
Purchase of treasury stock	(7,064)		(170)			(170)
Forfeiture of 450 shares of restricted stock	(450)	27	(10)	(2)		15
Stock-based compensation expense		282				282
Cash dividends declared - $0.16 per share				(1,768)		(1,768)
Balance - March 31, 2020	11,129,421	$81,844	$(12,636)	$162,416	$4,833	$236,457

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE Months Ended MARCH 31, 2019

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net income	$4,105	$3,224
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	655	656
Amortization of available-for-sale securities, net	250	170
Amortization of servicing rights	132	75
Amortization of core deposit intangible	182	182
Net amortization of fair value adjustments	157	155
Stock-based compensation expense	282	434
Deferred income taxes	(3)	-
Provision for loan loss	1,430	30
Gain on sale of loans held for sale	(227)	(102)
Originations of loans held for sale	(17,302)	(8,340)
Proceeds from sale of loans held for sale	18,690	7,764
Loss on sale of other assets owned	1	15
(Gain) loss on sales of securities available-for-sale	(270)	26
Change in other assets and other liabilities, net	(3,431)	3,516
Net cash provided by operating activities	4,651	7,805
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	21,646	1,703
Sales	11,843	11,100
Purchases	(10,569)	35
Activity in other securities, at cost:
Sales	-	237
Change in interest-bearing time deposits	(560)	(490)
Proceeds from sale of other assets owned	28	75
Additions to premises and equipment	(420)	(706)
Loan originations and principal collections, net	(27,773)	5,301
Acquisition of Limberlost, net of cash received	-	(2,089)
Net cash provided by (used in) investing activities	(5,805)	15,166
Cash Flows from Financing Activities
Net change in deposits	60,276	52,416
Net change in federal funds purchased and securities sold under agreements to repurchase	(17,488)	(6,660)
Repayment of FHLB advances	(155)	(23,651)
Purchase of treasury stock	(170)	(213)
Cash dividends paid on common stock	(1,768)	(1,379)
Net cash provided by financing activities	40,695	20,513
Net Increase in Cash and Cash Equivalents	39,541	43,484
Cash and Cash Equivalents - Beginning of year	51,296	38,365
Cash and Cash Equivalents - End of period	$90,837	$81,849

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2020	March 31, 2019
Supplemental Information
Cash paid during the year for:
Interest	$3,217	$2,655
Income taxes	$-	$-
Noncash investing activities:
Transfer of loans to other real estate owned	$-	$-
The Company purchased all of the capital stock of Limberlost for $78,902 on January 1, 2019. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$336,380
Less: common stock issued	-	70,437
Cash paid for the capital stock	-	8,465
Liabilities assumed	$-	$257,478

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that are expected for the year ended December 31, 2020.  The condensed consolidated balance sheet of the Company as of December 31, 2019, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Reclassification

Certain amounts in the 2019 condensed consolidated financial statements have been reclassified to conform with the 2020 presentation.  These reclassifications had no effect on income.

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

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition.  Of the total purchase price of $78.9 million, $3.9 million has been allocated to core deposit intangible included in other assets and is being amortized over seven years on a straight line basis.  Goodwill of $43.3 million resulting from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Bank of Geneva.  Of that total amount, none of the purchase price is deductible for tax purposes.  The following table summarizes the consideration paid for Bank of Geneva and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet as of December 31, 2019 and March 31, 2020.  The amounts of loans at December 31, 2019 and March 31, 2020 are as follows:

2019
(In Thousands)
Balance - January 1, 2019
Commercial	$4,094
Consumer RE	231
Consumer	71
Carrying amount, net of fair value adjustment of $2,118	$2,278

Balance - December 31, 2019
Commercial	$106
Consumer RE	-
Consumer	-
Carrying amount, net of fair value adjustment of $62	$44

Balance - March 31, 2020
Commercial	$-
Consumer RE	-
Consumer	-
Carrying amount, net of fair value adjustment of $0	$-

Loans acquired during 2019 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Commercial	$4,215
Consumer RE	261
Consumer	94
Total required payments receivable	$4,570

Cash flows expected to be collected at acquisition	$2,788

Basis in acquired loans at acquisition	$4,396

The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $62 thousand at December 31, 2019, zero at March 31, 2020 and $2.118 million on January 1, 2019.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In Thousands)	(In Thousands)
Beginning Balance	$2,021	$2,544
Additions	1	1
Accretion	(106)	(109)
Reclassification from nonaccretable difference	62	-
Disposals	-	-
Ending Balance	$1,978	$2,436

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

The amortization expense for the three months ended March 31, 2019 was $182 thousand.  Of the $721 thousand to be expensed in 2020, $182 thousand has been expensed for the three months ended March 31, 2020.  Annual amortization of core deposit intangible assets is as follows:

	(In Thousands)	(In Thousands)	(In Thousands)
	Custar	Geneva	Total
2020	$161	$560	$721
2021	-	560	560
2022	-	560	560
2023	-	560	560
2024	-	560	560
2025	-	560	560
	$161	$3,360	$3,521

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2020 and December 31, 2019, are as follows:

	(In Thousands)
	March 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$10,016	$57	$-	$10,073
U.S. Government agencies	47,869	1,880	-	49,749
Mortgage-backed securities	97,726	2,968	-	100,694
State and local governments	42,393	1,215	(3)	43,605
Total available-for-sale securities	$198,004	$6,120	$(3)	$204,121

	(In Thousands)
	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$10,023	$10	$(12)	$10,021
U.S. Government agencies	61,882	584	(21)	62,445
Mortgage-backed securities	94,998	426	(227)	95,197
State and local governments	54,001	749	(120)	54,630
Total available-for-sale securities	$220,904	$1,769	$(380)	$222,293

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

(In Thousands)
March 31, 2020
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-
State and local governments	(1)	513	(2)	2,044	(3)	2,557
Total available-for-sale securities	$(1)	$513	$(2)	$2,044	$(3)	$2,557

	(In Thousands)
	December 31, 2019
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(12)	$5,030	$(12)	$5,030
U.S. Government agencies	(16)	10,549	(5)	10,745	(21)	21,294
Mortgage-backed securities	(102)	27,696	(125)	11,332	(227)	39,028
State and local governments	(120)	16,845	-	-	(120)	16,845
Total available-for-sale securities	$(238)	$55,090	$(142)	$27,107	$(380)	$82,197

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

Below are the gross realized gains and losses for the three months ended March 31, 2020 and March 31, 2019.

	Three Months
	(In Thousands)
	2020	2019
Gross realized gains	$270	$16
Gross realized losses	-	(42)
Net realized gains (losses)	$270	$(26)
Tax expense (benefit) related to net realized gains (losses)	$57	$(5)

The net realized losses on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gains (losses) is included in net gains (losses) on sale of available-for-sale securities and the related tax expense (benefit) is included in income taxes in the condensed consolidated statements of income and comprehensive income.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$16,663	$16,766
After one year through five years	19,720	20,130
After five years through ten years	59,816	62,399
After ten years	4,079	4,132
Total	$100,278	$103,427
Mortgage-backed securities	97,726	100,694
Total	$198,004	$204,121

Investments with a carrying value of $88.7 million and $88.8 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities includes Federal Home Loan Bank of Cincinnati and Indianapolis stock as of March 31, 2020 and December 31, 2019.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  March 31, 2020 and December 31, 2019 are summarized below:

	(In Thousands)
Loans:	March 31, 2020	December 31, 2019
Consumer Real Estate	$174,731	$165,349
Agricultural Real Estate	194,383	199,105
Agricultural	109,584	111,820
Commercial Real Estate	570,217	551,309
Commercial and Industrial	143,261	135,631
Consumer	49,022	49,237
Other	8,336	8,314
	1,249,534	1,220,765
Less: Net deferred loan fees and costs	(1,893)	(1,766)
	1,247,641	1,218,999
Less: Allowance for loan losses	(8,533)	(7,228)
Loans - Net	$1,239,108	$1,211,771

Other loans primarily fund public improvement in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2020:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$116,954	$57,777
Agricultural Real Estate	93,095	101,288
Agricultural	105,065	4,519
Commercial Real Estate	419,430	150,787
Commercial and Industrial	126,434	16,827
Consumer	45,055	3,967
Other	8,277	59

As of March 31, 2020 and December 31, 2019 one to four family residential mortgage loans amounting to $42.7 million and $42.1 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of March 31, 2020 and December 31, 2019, net of deferred loan fees and costs:

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$842	$4	$-	$846	$173,130	$173,976	$-
Agricultural Real Estate	505	-	-	505	193,625	194,130	-
Agricultural	1,403	-	-	1,403	108,304	109,707	-
Commercial Real Estate	186	-	-	186	568,805	568,991	-
Commercial and Industrial	823	298	-	1,121	150,526	151,647	-
Consumer	89	13	-	102	49,088	49,190	-

Total	$3,848	$315	$-	$4,163	$1,243,478	$1,247,641	$-

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$355	$70	$-	$425	$164,266	$164,691	$-
Agricultural Real Estate	-	107	-	107	198,752	198,859	-
Agricultural	78	7	-	85	111,864	111,949	-
Commercial Real Estate	-	-	-	-	550,082	550,082	-
Commercial and Industrial	201	267	-	468	143,541	144,009	-
Consumer	54	-	-	54	49,355	49,409	-

Total	$688	$451	$-	$1,139	$1,217,860	$1,218,999	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2020 and December 31, 2019:

	(In Thousands)
	March 31, 2020	December 31, 2019

Consumer Real Estate	$1,363	$1,209
Agricultural Real Estate	967	88
Agricultural	382	1,769
Commercial Real Estate	36	37
Commercial & Industrial	590	288
Consumer	6	9
Total	$3,344	$3,400

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of March 31, 2020 and December 31, 2019:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
March 31, 2020
1-2	$13,407	$2,635	$7,684	$4,124	$-
3	32,710	36,033	147,559	24,329	3,344
4	117,824	67,419	404,548	103,357	4,992
5	15,492	1,094	3,191	5,166	-
6	14,697	2,526	6,009	5,259	-
7	-	-	-	1,076	-
8	-	-	-	-	-
Total	$194,130	$109,707	$568,991	$143,311	$8,336

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2019
1-2	$14,655	$4,093	$7,860	$3,844	$-
3	33,951	36,913	131,780	19,790	3,168
4	116,834	65,414	401,404	103,527	5,146
5	14,836	2,300	3,699	2,465	-
6	18,583	3,229	5,339	4,983	-
7	-	-	-	1,086	-
8	-	-	-	-	-
Total	$198,859	$111,949	$550,082	$135,695	$8,314

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2020 and December 31, 2019.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	March 31, 2020	December 31, 2019
Grade
Pass	$170,812	$160,930
Special Mention (5)	1,125	415
Substandard (6)	2,039	3,346
Doubtful (7)	-	-
Total	$173,976	$164,691

	(In Thousands)
	Consumer - Credit		Consumer - Other
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Performing	$3,576	$4,076	$45,424	$44,831
Nonperforming	35	15	155	487
Total	$3,611	$4,091	$45,579	$45,318

Information about impaired loans as of March 31, 2020, December 31, 2019 and March 31, 2019 are as follows:

		(In Thousands)
	March 31, 2020	December 31, 2019	March 31, 2019

Impaired loans without a valuation allowance	$1,393	$2,420	$1,915
Impaired loans with a valuation allowance	4,795	641	254
Total impaired loans	$6,188	$3,061	$2,169
Valuation allowance related to impaired loans	$766	$197	$59
Total non-accrual loans	$3,344	$3,400	$1,188
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$4,314	$3,120	$2,135
Year to date average investment in impaired loans	$4,314	$2,649	$2,135

There were $45 thousand additional funds available to be advanced in connection with impaired loans.

The Bank had approximately $1.9 million of its impaired loans classified as troubled debt restructured (TDR) as of March 31, 2020, $1.0 million as of December 31, 2019 and $173 thousand as of March 31, 2019.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  In 2020, two of the loans resulted in payment changes from a monthly payment to principal and interest at maturity on June 19, 2020.  Interest was paid current at the time of the modification.  The properties involved are to be sold by the loan maturity date.  Consequently, the financial impact of the modifications was immaterial.  During the year to date 2020, there were 2 new loans considered TDR.  There were no new loans considered TDR year to date 2019.  The following tables represents three months ended March 31, 2020 and 2019:

		Pre-	Post-
Three Months	Number of	Modification	Modification
March 31, 2020	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment
Commercial Real Estate	2	$981	$981

		Pre-	Post-
Three Months	Number of	Modification	Modification
March 31, 2019	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment
Commercial Real Estate	-	$-	$-

For the three month period ended March 31, 2020 and 2019, there were no TDRs that subsequently defaulted after modification.

For the three month period ended March 31, 2020, there was one impaired loan that was classified as TDR paid off.  There were no impaired loans classified as TDR paid off for the three month period ended March 31, 2019.

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

The following tables present loans individually evaluated for impairment by class of loans for the three months ended March 31, 2020 and March 31, 2019 and for the year ended December 31, 2019.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended March 31, 2020		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$644	$644	$-	$649	$5	$4
Agricultural Real Estate	30	30	-	291	3	-
Agricultural	348	348	-	386	5	-
Commercial Real Estate	186	186	-	224	3	-
Commercial and Industrial	154	154	-	699	12	-
Consumer	31	31	-	10	-	-
With a specific allowance recorded:
Consumer Real Estate	194	194	34	212	-	-
Agricultural Real Estate	92	92	15	93	2	-
Agricultural	121	121	12	121	-	-
Commercial Real Estate	3,109	3,109	95	1,036	39	-
Commercial and Industrial	1,279	1,429	610	572	7	-
Consumer	-	-	-	21	-	-
Totals:
Consumer Real Estate	$838	$838	$34	$861	$5	$4
Agricultural Real Estate	$122	$122	$15	$384	$5	$-
Agricultural	$469	$469	$12	$507	$5	$-
Commercial Real Estate	$3,295	$3,295	$95	$1,260	$42	$-
Commercial and Industrial	$1,433	$1,583	$610	$1,271	$19	$-
Consumer	$31	$31	$-	$31	$-	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						Interest
Year Ended December 31, 2019		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$648	$648	$-	$626	$32	$9
Agricultural Real Estate	-	-	-	204	-	-
Agricultural	491	491	-	124	-	-
Commercial Real Estate	299	299	-	238	19	-
Commercial and Industrial	982	982	-	637	66	-
Consumer	-	-	-	-	-	-
With a specific allowance recorded:
Consumer Real Estate	181	184	30	211	-	-
Agricultural Real Estate	-	-	-	22	1	-
Agricultural	200	200	21	29	-	-
Commercial Real Estate	-	-	-	-	-	-
Commercial and Industrial	227	377	142	555	-	-
Consumer	33	33	4	3	-	-
Totals:
Consumer Real Estate	$829	$832	$30	$837	$32	$9
Agricultural Real Estate	$-	$-	$-	$226	$1	$-
Agricultural	$691	$691	$21	$153	$-	$-
Commercial Real Estate	$299	$299	$-	$238	$19	$-
Commercial and Industrial	$1,209	$1,359	$142	$1,192	$66	$-
Consumer	$33	$33	$4	$3	$-	$-

As of March 31, 2020, the Company had $50 thousand of foreclosed residential real estate property obtained by physical possession and $292 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of March 31, 2019, the Company had no foreclosed residential real estate property obtained by physical possession and $639 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019
Allowance for Loan & Lease Losses
Balance at beginning of year	$7,228	$6,775
Provision for loan loss	1,430	1,138
Loans charged off	(164)	(841)
Recoveries	39	156
Allowance for Loan & Lease Losses	$8,533	$7,228
Allowance for Unfunded Loan Commitments & Letters of Credit	$470	$479
Total Allowance for Credit Losses	$9,003	$7,707

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

Additional analysis, presented in thousands, related to the allowance for credit losses for three months ended March 31, 2020 and March 31, 2019 in addition to the ending balances as of December 31, 2019 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Charge Offs	(35)	-	-	-	-	(129)	-	-	(164)
Recoveries	3	-	-	3	3	30	-	-	39
Provision (Credit)	66	13	(26)	236	1,020	81	-	40	1,430
Other Non-interest expense related to unfunded	-	-	-	-	-	-	(9)	-	(9)
Ending Balance	$345	$327	$665	$3,873	$2,750	$533	$470	$40	$9,003
Ending balance: individually evaluated for impairment	$34	$15	$12	$95	$610	$-	$-	$-	$766
Ending balance: collectively evaluated for impairment	$311	$312	$653	$3,778	$2,140	$533	$470	$40	$8,237
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$173,976	$194,130	$109,707	$568,991	$151,647	$49,190	$-	$-	$1,247,641
Ending balance: individually evaluated for impairment	$838	$122	$469	$3,295	$1,433	$31	$-	$-	$6,188
Ending balance: collectively evaluated for impairment	$173,093	$194,008	$109,238	$565,695	$150,111	$49,159	$-	$-	$1,241,304
Ending balance: loans acquired with deteriorated credit quality	$45	$-	$-	$-	$103	$-	$-	$-	$148

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2019	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Ending balance: individually evaluated for impairment	$30	$-	$21	$-	$142	$4	$-	$-	$197
Ending balance: collectively evaluated for impairment	$281	$314	$670	$3,634	$1,585	$547	$479	$-	$7,510
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$164,691	$198,859	$111,949	$550,082	$144,009	$49,409	$-	$-	$1,218,999
Ending balance: individually evaluated for impairment	$829	$-	$691	$299	$1,209	$33	$-	$-	$3,061
Ending balance: collectively evaluated for impairment	$163,816	$198,859	$111,258	$549,783	$142,694	$49,376	$-	$-	$1,215,786
Ending balance: loans acquired with deteriorated credit quality	$46	$-	$-	$-	$106	$-	$-	$-	$152

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Charge Offs	(42)	-	-	-	-	(165)	-	-	(207)
Recoveries	-	-	1	2	3	32	-	-	38
Provision (Credit)	63	20	(63)	(16)	182	145	-	(301)	30
Other Non-interest expense related to unfunded	-	-	-	-	-	-	72	-	72
Ending Balance	$268	$270	$706	$3,203	$1,490	$496	$346	$203	$6,982
Ending balance: individually evaluated for impairment	$59	$-	$-	$-	$-	$-	$-	$-	$59
Ending balance: collectively evaluated for impairment	$209	$270	$706	$3,203	$1,490	$496	$346	$203	$6,923
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$160,276	$191,736	$113,021	$440,281	$145,381	$47,770	$-	$-	$1,098,465
Ending balance: individually evaluated for impairment	$902	$-	$-	$192	$1,075	$-	$-	$-	$2,169
Ending balance: collectively evaluated for impairment	$159,028	$191,736	$113,021	$440,089	$142,263	$47,770	$-	$-	$1,093,907
Ending balance: loans acquired with deteriorated credit quality	$346	$-	$-	$-	$2,043	$-	$-	$-	$2,389

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

	(in thousands of dollars)
	Three Months Ended
	March 31, 2020	March 31, 2019
Earnings per share
Net income	$4,105	$3,224
Less: distributed earnings allocated to participating securities	(13)	(12)
Less: undistributed earnings allocated to participating securities	(20)	(12)
Net earnings available to common shareholders	$4,072	$3,200

Weighted average common shares outstanding including participating securities	11,134,870	11,089,839
Less: average unvested restricted shares	(84,732)	(83,417)
Weighted average common shares outstanding	11,050,138	11,006,422
Basic earnings and diluted per share	$0.37	$0.29

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2020 and December 31, 2019 are reflected below.

	(In Thousands)
	March 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$90,837	$90,837	$90,837	$-	$-
Interest-bearing time deposits	4,869	4,834	-	4,834	-
Securities - available-for-sale	204,121	204,121	10,073	192,511	1,537
Other securities	5,810	5,810	-	-	5,810
Loans held for sale	2,153	2,153	-	-	2,153
Loans, net	1,239,108	1,216,038	-	-	1,216,038
Interest receivable	7,114	7,114	-	-	7,114

Financial Liabilities:
Interest bearing deposits	$804,990	$805,033	$-	$-	$805,033
Non-interest bearing deposits	261,786	261,786	-	261,786	-
Time deposits	281,931	284,636	-	-	284,636
Total Deposits	1,348,707	1,351,455	-	261,786	1,089,669

Federal funds purchased and securities sold under agreement to repurchase	30,585	30,585	-	-	30,585
Federal Home Loan Bank advances	24,788	24,858	-	-	24,858
Interest payable	727	727	-	-	727

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2019
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$51,296	$51,296	$51,296	$-	$-
Interest-bearing time deposits	4,309	4,331	-	4,331	-
Securities - available-for-sale	222,293	222,293	10,021	210,782	1,490
Other securities	5,810	5,810	-	-	5,810
Loans held for sale	4,248	4,248	-	-	4,248
Loans, net	1,211,771	1,188,014	-	-	1,188,014
Interest receivable	6,769	6,769	-	-	6,769

Financial Liabilities:
Interest bearing deposits	$746,628	$746,691	$-	$-	$746,691
Non-interest bearing deposits	265,156	265,156	-	265,156	-
Time deposits	276,563	277,008	-	-	277,008
Total Deposits	1,288,347	1,288,855	-	265,156	1,023,699

Federal funds purchased and securities sold under agreement to repurchase	48,073	48,073	-	-	48,073
Federal Home Loan Bank advances	24,806	24,811	-	-	24,811
Interest payable	754	754	-	-	754

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$10,073	$-	$-
U.S. Government agencies	-	49,749	-
Mortgage-backed securities	-	100,694	-
State and local governments	-	42,068	1,537
Total Securities Available-for-Sale	$10,073	$192,511	$1,537

December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$10,021	$-	$-
U.S. Government agencies	-	62,445	-
Mortgage-backed securities	-	95,197	-
State and local governments	-	53,140	1,490
Total Securities Available-for-Sale	$10,021	$210,782	$1,490

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three month periods ended March 31, 2020 and March 31, 2019.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2020	$-	$1,490	$1,490

Change in Market Value	-	47	47

Payments & Maturities	-	-	-

Balance at March 31, 2020	$-	$1,537	$1,537

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

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At March 31, 2020 and December 31, 2019, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2020 and December 31, 2019, fair value of collateral dependent impaired loans categorized as Level 3 was $3.3 million and $444 thousand, respectively. The specific allocation for impaired loans was $145 and $197 thousand as of March 31, 2020 and December 31, 2019, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	March 31, 2020	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,537	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (1.88%)

Collateral dependent impaired loans	3,251	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (4.26%)

Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2019	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,490	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (2.52%)

Collateral dependent impaired loans	444	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (30.73%)

Other real estate owned - commercial	164	Appraisals	Discount to reflect current market	0-20% (23.31% )

The following table presents impaired loans and other real estate owned as recorded at fair value on March 31, 2020 and December 31, 2019:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2020
	(In Thousands)
	Balance at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$3,251	$-	$-	$3,251
Other real estate owned - commercial	-	-	-	-

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2019
	(In Thousands)
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$444	$-	$-	$444
Other real estate owned - commercial	164	-	-	164

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no Federal Funds purchased as of March 31, 2020 and $17.8 million as of December 31, 2019, respectively.  During the same time periods, the Company also had $30.6 million and $30.2 million in securities sold under agreement to repurchase.

	March 31, 2020
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	1,324	-	-	29,261	30,585
	$1,324	$-	$-	$29,261	$30,585

	December 31, 2019
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$17,843	$-	$-	$-	$17,843
Repurchase agreements
US Treasury & agency securities	1,814	-	3,965	24,451	30,230
	$19,657	$-	$3,965	$24,451	$48,073

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and other (Topic 350) – Simplifying the Test for Goodwill Impairment.”  These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company has adopted ASU 2017-04 effective January 1, 2020, as require, and does not expect the ASU to have a material impact on its financial statements.  Goodwill testing is scheduled to be completed during the fourth quarter.

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this update remove disclosures that no longer are considered cost beneficial, modify/clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-13 is effective for years beginning after December 15, 2019, with early adoption permitted.  The Company adopted ASU 2018-13 effective January 1, 2020, as required, without material effect on its accounting disclosures.

In March 2020 in connection with the implementation of the CARES Act and related provisions, we have elected the temporary relief in the Coronavirus Aid, Relief and Economic Security Act (CARES Act) not to apply the guidance in ASC 310-40 on accounting for troubled debt restructurings (TDRs) to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 or (2) 60 days after the end of the COVID-19 national emergency.  The relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

2020 started out to be the year of execution. After a good beginning in terms of loan growth and initiatives the first two months, March brought the year of unprecedented change. The Federal Reserve decreased its overnight rate by fifty basis points on March 3rd. As we were adjusting to that change, they again decreased the rate on March 15th by a before unseen 100 basis points. We began to see the disruption caused by COVID-19 and the focus of the Bank quickly changed. Execution took on a new meaning related to following the actions governed by the Bank’s pandemic flu plan. The Bank took immediate measures to protect its customers and employees from risk of spread while continuing to provide financial services. Please see section titled COVID-19 for additional information related to actions taken.

During the first quarter, the Bank continued to grow loans by 13.58% or $149.2 million over March 31, 2019 and 2.35% or $28.6 million over December 31, 2019. In comparison for the same time periods, deposits grew 13.58% or $161.3 million over March 31, 2019 and 4.69% or $60.4 million over December 31, 2019. Home loan activity was robust, and the activity id expected to continue into second quarter as our applications continued to grow. Deposit growth correlated to a flight to safety as the stock market experienced great volatility.

Our strategic initiative of attracting and cultivating talent was explored with the retirements of our Chief Lending Officer and Marketing Manager in the first quarter.  Todd Graham’s duties were assumed by Rex Rice who had been our Senior Commercial Banking Manager. The shift in the commercial team was completed with David Gerken promoted to Sr. VP/Commercial Banking Manager and we added Brett Baumeister as our Sr. VP/Commercial Banking Manager in Eastern Ohio. Mr. Gerken was an existing team member and Mr. Baumeister was a new addition within the last year. Marty Filogamo was replaced by Amy Cover, who had been the Assistant Marketing Manager. The management team is experienced, and we are confident of their ability to lead the Bank in the years to come.

The Company remains well capitalized and prepared to face the new challenges coming our way in 2020. Our history shows we weathered the 2008-2009 financial crisis and recession. We did so without taking Troubled Asset Relief Program (TARP) funds and our performance over the time frame was significantly higher than our peers. It is the character of the communities we serve that contributed to that success. It is not just what is done during the storm but how well prepared for the storm you are. F&M has prepared well with historically low troubled loans the last few years due to having strong credit quality controls in place. Additional loan provision was taken in the first quarter in view of the unknown length and breadth of the declining economic situation and its potential effect on our loan portfolio.

F&M will continue to focus on serving our shareholders, communities, and customers while protecting our employees. Investigating solutions will be our focus for the second quarter and for as long as it takes. Please see below for what we have accomplished so far in 2020.

COVID-19: What the Company knows and what steps have been taken

Shareholders

Dividend declaration

The Company expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.  We are sensitive to the needs of our long-time shareholders that utilize these funds to supplement their living expenses, especially in this low interest rate environment.

Annual Meeting

The Company held its Annual Meeting on April 16th; however, in light of the governmental restrictions the meeting was significantly different than in the past.  There was no dinner, no presentation of 2019 or an outlook for 2020 and only a small group of directors and officers present.  For the three items to be considered at the meeting, shareholders were asked to seriously consider not attending and vote by proxy.  Over 80% of the shareholders voted by proxy.

Communities

Offices

With the health of our employees and customers being our top concern, as of March 20th, the Bank temporarily suspended branch lobby hours to the public for walk-in transactions.  Appointments can be made at branches to complete all needed paperwork and transactions.  Drive-thru services remain open as well as all ATM’s and ITM’s to complete needed

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

transactions.  To assure branches remain open, employees have been divided into teams who rotate every three days to two weeks as a means to practice social distancing while limiting any possible exposure.  Internal controls have not been significantly modified due to COVID-19.

Small Business

As a Small Business Administration (SBA) approved provider, the Bank was able to immediately participate in the SBA Paycheck Protection Program (PPP) established under the CARES Act, which was signed into law on March 27, 2020. The PPP will provide much needed assistance to businesses in our communities.  The Bank has been able to present applications for around 496 small businesses which will provide approximately $69 million in needed funding. We are proud of the work our team has been able to do in a very short window.  As of this writing, a second round of funding has become available and the Bank is working to submit applications.  The Bank will continue to assist small businesses in applying for these funds.  A final number is not yet available as it is a very fluid process.  These forgivable loans to cover employee payroll, utilities and rent or interest on mortgage payments, will provide significant benefits to the communities we serve.

Consumers

Home Loan

With the Federal Reserve rate drops of 150 basis points in March (100 basis points of which was directly related to the effects of the virus on the economy), a surge in home loan activity has occurred. Much of the activity is refinance related and the Bank has experienced the highest amount of applications in its history, both in number of and dollar amount. Given the nature of the programs, the results will mostly be recorded in the second quarter. The Bank sells most of its home loans into the secondary market through Freddie Mac.

Existing loans on our books for which the Bank has received inquiries into forbearance agreements, totaled over 100 as of April 15th. Of these inquiries, 78 customers entered into agreements totaling just over $7.65 million. 24 loans are in-house making up $1.86 million in principal balance and 54 are secondary market loans which we service with balances totaling $5.8 million.  Some inquiries were only for possible future requests. We remain ready to assist our customers through this difficult time in the best manner possible.

Retail Loans

The Bank is offering its “Skip-a-pay” program to consumers with installment loans, which allows the customer to skip the payment and extend the maturity of the contract for the payment period. We are allowing two payments to be skipped upon request with an additional one possible at the end of the initial request upon review. Normally, the Bank would charge a fee for this program – the fee has been waived. The Bank would also normally require the interest for the period to be collected and that requirement is currently waived. Interest is a part of the extended maturity payments. We have assisted 101 customers currently with loan balances totaling almost $1.4 million.  73 of those customers have returned the extension documents representing over $1.0 million and 141 extended months.

Waiving of late payment fees for our customers was instigated on March 16, 2020. As of April 15th, the Bank has foregone fees of $63.3 thousand on loans to help our customers. As a community bank, it is by definition what we should do.

Depositors

The Bank’s most popular checking account, which includes requirements to earn a reward, has removed the requirement of debit card transactions to be completed during a cycle. In the Bank’s geographical area, the states have issued “stay at home” guidelines and many of our customers were concerned with being able to complete the requirement. The debit card transaction requirement has been waived for the cycles representing the activity for April and May. This impacted almost 11.5 thousand accounts and representing over $90.8 million in average account balances. The product includes the option of attaching a savings account for which the same requirements have been waived and impacts an additional almost 7 thousand accounts and $107.7 million in average account balances, calculated as of the cycle ended March 31st. Overall, typically 80-85% of our customers meet all the requirements. The waiving of the debit card transactions will likely allow those customers to receive the reward and possibly an additional 77.5% of the previous non-qualifiers that represented the other 15-20% in total.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Employees

The Bank has committed to continue paying employees their full pay during this unprecedented time.  Accumulated PTO and vacation time have been frozen and are not required to be used to receive full pay.  The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated.  As of April 1st, the Bank is following The Families First Coronavirus Response Act (FFCRA) which requires employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19.  These provisions are in effect until December 31, 2020.  Qualifying reasons for leave related to COVID-19 include the employee:  (1) being subject to a quarantine order, (2) being advised by a healthcare provider to self-quarantine, (3) experiencing COVID-19 systems and is seeking a medical diagnosis, (4) caring for an individual subject to a quarantine order, (5) caring for his or her child whose school or place of care is closed or (6) experiencing any other substantially-similar condition specified by the U.S. Department of Health and Human Services.  All time off related to the above reasons is being separately documented within our time and attendance system.  The Bank will be able to reduce its employer tax for up to two weeks (80 hours, or a part-time employee’s two-week equivalent).

Financial – Exposures

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management believes that the main impact on the Company’s first quarter performance was a factor in the economic qualitative adjustment for the calculation of the allowance for loan loss. Subsequently the loan loss provision was increased which also included an increase due to loan growth.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during the latter portion of the first quarter of 2020 and into April.  With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic, such as through the Bank’s “Skip-a-pay” program, the waiver of late payment fees, and the entry into loan forbearance agreements, will likely have a material impact on the Company’s second quarter performance.  Nonetheless, management believes that the Company’s current regulatory capital position is adequate to face the coming challenges

The Company has a limited exposure to many sectors of the economy that will likely be impacted for an extended period such as the travel, restaurant, hospitality, energy and retail industries. The Bank does not have any direct exposure to the energy industry and hotels and food related businesses are less than 10% of our overall loan portfolio as shown in the chart which follows. In addition, the Bank’s hotel customers are financially strong business owners, operating brand name hotels in compelling locations. The Bank has increased its provision for loan losses in the current quarter by over $1 million, as have many other financial institutions. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation.

The Company’s management team has evaluated its exposure to increased loan losses related to the COVID-19 pandemic and has identified the following industry segments most impacted by the pandemic as of March 31, 2020:

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Industry Segments (Dollars in Thousands)	Outstanding Loan Balance	Percent of Total Loan Portfolio	Three Months Full Payment Deferment	Percent of Total Loans Adjusted with Full Deferment	Three Months Interest Only Modifications	Percent of Total Loans Adjusted with Interest Only
Hospitality (Hotels)	$69,313	5.55%	$-	0.00%	$22,468	23.68%
Restaurants	16,286	1.30%	2,065	15.43%	2,892	3.05%
Retail Commercial Real Estate *	108,050	8.65%	5,468	40.85%	28,096	29.61%
Entertainment	22,680	1.82%	1,303	9.73%	-	0.00%
Car Dealers	25,823	2.07%	-	0.00%	-	0.00%
Gas Stations	19,491	1.56%	-	0.00%	10,361	10.92%
Other			4,551	34.00%	31,074	32.75%
Total	$261,643	20.95%	$13,387	100.00%	$94,891	100.00%

# of Customers			21		64

*Includes Owner Occupied
Report on Adjusted Loans as of April 6, 2020

Additional information, on the chart depicting the commercial loan payment modification summary above, is of the largest amounts in the Other line item. Under the full payment deferment, Other includes $2.2 million of multi-family real estate and under the interest-only deferment, it includes car washes of $5 million and $16.6 million of industrial commercial real estate.

Our credit administration is closely monitoring and analyzing these higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors. Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we expect to be able to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized.

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

At March 31, 2020, we had 360 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

The global spread of the Coronavirus (COVID-19) and resulting declaration of a world-wide pandemic have impacted the financial services industry and banking operations in the United States (US) and world-wide.  The financial services sector is identified as a Critical Infrastructure Sector by the Department of Homeland Security during the COVID-19 response efforts. How basic business operations can be conducted has undergone a rapid and dramatic change. At the same time continuity of business operations involves promoting safety and security of customers and employees, providing a quality customer experience, and maintaining effective delivery systems and channels of communication. Regulatory guidance has been issued to manage and mitigate the unprecedented impact of the COVID-19 pandemic on business operations. Regulatory agencies promote prudent and practical efforts to assist customers and communities during this national emergency. Such assistance to alleviate the financial impact on affected customers can involve modification of loan terms for existing borrowers, waiver of certain fees and charges, providing small dollar loans, and offering forbearance on mortgage loans obligations due to financial hardship. Legislation enacted in March 2020 has provided the Families First Coronavirus Response Act (FFCRA) and CARES Act. The FFCRA which is effective through December 31, 2020, provides for a paid leave for employees (of employers with fewer than 500 employees) who must quarantine due to the coronavirus, are caring for a sick family member, or caring for a child out of school. It significantly expands existing protections currently available to employees who take leave to care for a sick family member. The CARES Act, among other matters, resulted in expansion of SBA Lending Programs; provided for a financial election to suspend GAAP principles and regulatory determinations for COVID-19 related loan modifications that would otherwise be deemed Trouble Debt Restructuring; gave the FDIC authority to establish a temporary Debt Guarantee Program for bank liabilities; delayed Current Expected Credit Losses (CECL) compliance; reduced the Community Bank Leverage Ratio to 8% to eliminate risk-based capital compliance for banks under $10 billion; required credit furnishers that agree to deferred loan payments, forbearance on a delinquent account, or any other relief during the national emergency to report accounts as current to Credit Reporting Agencies; and defined forbearance requirements and terms for single family and multi-family loans backed by federal government agencies or government sponsored entities due to COVID-19 financial hardship. Of immediate and significant importance has been the rollout of the SBA PPP.  The PPP authorized lending of up to $350 billion in 100% guaranteed 7(a) loans to cover payroll costs, interest on

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

mortgage payments, rent obligations, and utilities.  The PPP provides a guaranteed loan for which a portion of the loan up to or equal to 8 weeks of covered payroll and specific operating expenses can be forgiven. The maximum loan size is capped at the lessor of 250% of the average monthly payroll costs or $10 million.  Further legislation and regulatory guidance may result depending on the duration of the COVID-19 spread and subsequent economic impact to customers, communities, businesses, and industry sectors.

The Economic Growth Regulatory Relief and Consumer Protection Act (EGRRCPA), signed into law in May 2018, was intended to pave the way for banks to lend to creditworthy borrowers and better serve their communities.  It provided regulatory relief for some burdensome requirements resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Provisions in the EGRRCPA addressed access to mortgage credit; consumer access to credit; protections for veterans, consumers, and homeowners; rules for certain bank holding companies, capital access; and protections for student borrowers.  Regulatory guidance and rulemaking continue on implementation of various provisions.

The U.S. Department of the Treasury’s final rules on Customer Due Diligence (CDD) and Beneficial Ownership added a fifth core element to the original core elements necessary for an effective Bank Secrecy Act and Anti-Money Laundering compliance program.  Effective in 2018, the CDD Final Rule promoted greater financial transparency.  It has impacted and limited the ability for individuals to hide financial activity through anonymous ownership of business entities.  With a more complete profile of entity customers, financial institutions can help further reduce the flow of illicit funds through the US banking system.

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

These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the ALLL, the valuation of its Mortgage Servicing Rights and the valuation of real estate acquired through or in lieu of loan foreclosures (“OREO Property”) as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

OREO Property held for sale is initially recorded at fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of cost or fair value minus estimated costs to sell.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At March 31, 2020 OREO property holdings were $185 thousand. OREO totaled $214 thousand and $510 thousand as of December 31, 2019 and March 31, 2019 respectively.

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

The Bank is also required to estimate the value of its mortgage servicing rights. The Bank’s mortgage servicing rights relating to fixed rate single-family mortgage loans that it has sold without recourse but services for others for a fee represent an asset on the Bank’s balance sheet. The valuation is completed by an independent third party.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced.

The Bank’s mortgage servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included in other assets on the Company's consolidated balance sheet. The mortgage servicing rights are then amortized as noninterest expense in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank's balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party's valuation of the mortgage servicing rights is based on relevant characteristics of the Bank's loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. Management, with the advice from its third party valuation firm, reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter's analysis related to the mortgage servicing asset. In addition, based upon the independent third party's valuation of the Bank's mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Bank's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights.

For more information regarding the estimates and calculations used to establish the ALLL please see Note 4 to the consolidated financial statements provided herewith.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2020 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits, sale of securities or borrowings. Growing deposits will also be a focus especially in our newer markets. The Bank offers the Insured Cash Sweep (“ICS”) product accessed through the Promontory network of financial institutions which helps to reduce the amount of pledged securities.  This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth. Competition for deposits is intense with most competitors offering “special” rates for specific terms.

Liquidity in terms of cash and cash equivalents ended $39.5 million higher as of March 31, 2020 than it was at yearend December 31, 2019. An increase in deposits helped to fund the $27.3 million increase in net loans since yearend 2019. Commercial real estate, consumer real estate and commercial and industrial portfolios increased compared to December 31, 2019.  The remaining three portfolios decreased compared to yearend with agricultural real estate the largest decrease.

In comparing to the same prior year period, the March 31, 2020 (net of deferred fees and cost) loan balances of $1.2 billion accounted for $149.2 million or 13.6% increase when compared to 2019’s $1.1 billion.  The year over year improvement was made up of a combined increase of 33.1% in commercial and industrial related loans (comprised of 29.2% in commercial real estate loans and 3.9% in non-real estate commercial loans).  Consumer real estate loans increased by 8.5%, consumer loans by 3.0% and other loans by 12.8%.  Agricultural related loans (comprised of an increase of 1.2% in agricultural real estate and a decrease of 2.9% in non-real estate agricultural loans) decreased 1.7% year over year.  The Company credits the growth to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of March 31, for the last three years, net of deferred fees and costs.

	(In Thousands)
	March 31, 2020	March 31, 2019	March 31, 2018
	Amount	Amount	Amount
Consumer Real Estate	$173,976	$160,276	$84,052
Agricultural Real Estate	194,130	191,736	67,569
Agricultural	109,707	113,021	99,954
Commercial Real Estate	568,991	440,281	414,666
Commercial and Industrial	143,311	137,989	123,515
Consumer	49,190	47,770	38,631
Other	8,336	7,392	6,350

Total Loans, net	$1,247,641	$1,098,465	$834,737

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of March 31, 2020.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$4,832	$26,646	$143,333
Agricultural Real Estate	505	4,696	190,162
Agricultural	63,163	33,350	13,065
Commercial Real Estate	46,573	251,259	272,564
Commercial and Industrial	67,925	62,164	13,164
Consumer	5,126	34,109	9,711
Other	640	800	6,889

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2018, 2019, and 2020. The security portfolio decreased $18.2 million in the first three months of 2020 from yearend 2019. The amount of pledged investment securities decreased by $72 thousand as compared to yearend and increased $5.6 million as compared to March 31, 2019. Liquidity is improved with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of March 31, 2020, pledged investment securities totaled $88.7 million.  The current portfolio is in a net unrealized gain position of $6.1 million.

For the Bank, an additional $1.1 million is also available from the Federal Home Loan Bank based on current amounts of pledged collateral, with up to $97 million available in additional borrowings provided adequate additional collateral is pledged.

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

Overall total assets increased 3.0% since yearend 2019 and grew 12.9% since March 31, 2019. The largest growth in both periods was in the loan portfolios followed by cash and equivalents in 2020 and securities in 2019.  COVID-19 has not had an impact on Goodwill at this point but will continue to monitor going forward.

Deposits accounted for the largest growth within liabilities, up 4.7% or $60.4 million since yearend and 13.6% or $161.3 million over March 31, 2019 balances. Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $6.2 million as of the first quarter of 2020 compared to yearend 2019, as earnings exceeded dividend declarations in the first quarter. Accumulated other comprehensive income increased in gain position by $3.8 million from December 2019 to an unrealized gain of $4.8 million at March 31, 2020.   Dividends declared were the same as fourth quarter 2019 at $0.16 per share.  Compared to March 31, 2019, shareholders’ equity increased 9.0% or $19.5 million.  Profits are higher year-to-date March 2020 than year-to-date March 2019 by $881 thousand.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement increased to 2.5% for calendar year 2019.  As of March 31, 2020, the Company and the Bank are both positioned well above the 2019 requirement.

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	10.14%
Risk Based Capital Tier I	11.97%
Total Risk Based Capital	12.66%
Stockholders' Equity/Total Assets	12.98%
Capital Conservation Buffer	4.66%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended March 31, 2020 and 2019

Interest Income

When comparing first quarter 2020 to first quarter 2019, average loan balances grew $128.8 million. This represented a 11.6% increase in a one-year time period. Interest income on loan balances also experienced an increase of $1.2 million as compared to the quarter ended March 31, 2019.

The available-for-sale securities portfolio increased in average balances by $32.6 million when comparing to the previous year while the income increased $441 thousand over first quarter.  Fed Funds sold and interest-bearing deposits increased in average balances by $15.0 million as compared to the same quarter in 2019 with decreased income of $42 thousand for the current quarter due to much lower interest rates.

Overall total interest income for the quarter comparisons was higher for first quarter 2020 by 10.1% or $1.6 million as to first quarter 2019.

Annualized yield, for the quarter ended March 31, 2020, was 4.66% as compared to 4.80% for the quarter ended March 31, 2019. The following chart demonstrates the value of increased loan balances in the balance sheet mix.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended March 31, 2020		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2020	March 31, 2019
Loans	$1,236,848	$15,883	5.14%	5.30%
Taxable investment securities	190,158	1,321	2.78%	2.22%
Tax-exempt investment securities	28,832	132	2.32%	2.49%
Fed funds sold & other	46,393	128	1.10%	2.17%
Total Interest Earning Assets	$1,502,231	$17,464	4.66%	4.80%

Change in Interest Income Quarter to Date March 31, 2020 Compared to March 31, 2019

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$1,203	$1,655	$(452)
Taxable investment securities	479	266	213
Tax-exempt investment securities	(38)	(33)	(5)
Fed funds sold & other	(42)	41	(83)
Total Interest Earning Assets	$1,602	$1,929	$(327)

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Interest Expense

Offsetting some of the increase in interest income for the quarter was the increase in interest expense in 2020.  First quarter 2020 was higher by $326 thousand than first quarter 2019.  Since 2019, average interest-bearing deposit balances have increased $136.1 million or 15.2% and resulted in approximately $288 thousand more in interest expense for the most recent quarter.  Interest expense on FHLB borrowings was down $21 thousand in the first quarter 2020 over the same time frame in 2019 due to borrowings taken on from the Limberlost acquisition being repaid.  During the quarter, the prime rate has dropped 50 basis points and dropped 75 basis points in the last half of 2019.  Management has adjusted deposit rates accordingly.

	(In Thousands)
	Quarter to Date Ended March 31, 2020		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	March 31, 2020	March 31, 2019
Savings deposits	$773,130	$1,485	0.77%	0.91%
Other time deposits	277,579	1,416	2.04%	1.79%
Other borrowed money	24,787	266	4.29%	3.91%
Fed funds purchased & securities
sold under agreement to repurchase	$38,954	$244	2.51%	2.19%
Total Interest Bearing Liabilities	$1,114,450	$3,411	1.22%	1.26%

Change in Interest Expense Quarter to Date March 31, 2020 Compared to March 31, 2019

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(42)	$196	$(238)
Other time deposits	330	175	155
Other borrowed money	(21)	(49)	28
Fed funds purchased & securities
sold under agreement to repurchase	59	32	27
Total Interest Bearing Liabilities	$326	$354	$(28)

Overall, net interest spread for the first quarter 2020 is 10 basis points lower than last year.  As the following chart indicates, the decline in yields on interest earning assets was greater than the decline in the cost of funds when comparing to the same period a year ago.

	March 31, 2020	March 31, 2019	March 31, 2018
Interest/Dividend income/yield	4.66%	4.80%	4.28%
Interest Expense/cost	1.22%	1.26%	0.75%
Net Interest Spread	3.44%	3.54%	3.53%
Net Interest Margin	3.75%	3.87%	3.72%

Net Interest Income

Net interest income was up $1.3 million for the first quarter 2020 over the same time frame in 2019 due to the increase in loan interest income and partially offset by higher interest expense, as previously mentioned.  As the new loans added in 2019 and 2020 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits has and will continue to put pressure on the margin which may lead to a tightening.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Comparison of Noninterest Results of Operations - First Quarter 2020 to First Quarter 2019

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer and consumer real estate loan portfolios accounted for the largest component of charge-offs and recoveries for first quarter of 2020 and 2019.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $1.4 million higher for the first quarter 2020 as compared to the same quarter 2019.  Provision for loan loss was increased due to the uncertainty related to COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  Due to the governors’ closure of non-essential businesses in many states, including restaurants (except for carryout and delivery), hair salons, and retail establishments, the risk in those industries has increased.  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown.  Increases to the bank’s ALLL for the first quarter of 2020, centered around current customers and businesses that are particularly vulnerable due to the stay at home order and qualitative factors, were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $43 thousand lower in first quarter 2020 than the same quarter 2019.  Recoveries were $1 thousand higher in first quarter 2020 as compared to first quarter 2019.  Combined net charge-offs were $44 thousand lower in first quarter 2020 than the same time period 2019. Past due loans, which include no deferrals related to COVID-19, increased $2.3 million at March 31, 2020 as compared to March 31, 2019.  The majority of the change is attributed to the increase of past due balances in the agricultural, agricultural real estate and commercial portfolios with a decrease in the consumer real estate portfolio.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended March 31, 2020, 2019, and 2018.

	(In Thousands)
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Loans, net	$1,247,641	$1,098,465	$834,737
Daily average of outstanding loans	$1,236,848	$1,108,031	$825,109

Allowance for Loan Losses - January 1,	$7,228	$6,775	$6,868
Loans Charged off:
Consumer Real Estate	35	42	34
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	14
Commercial and Industrial	-	-	-
Consumer	129	165	97
	164	207	145
Loan Recoveries:
Consumer Real Estate	3	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	1	3
Commercial Real Estate	3	2	2
Commercial and Industrial	3	3	2
Consumer	30	32	30
	39	38	37
Net Charge Offs	125	169	108
Provision for loan loss	1,430	30	40
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - March 31,	8,533	6,636	6,800
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31,	470	346	265
Total Allowance for Credit Losses - March 31,	$9,003	$6,982	$7,065
Ratio of net charge-offs to average Loans outstanding	0.01%	0.02%	0.01%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	256.66%	558.92%	755.19%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Loans classified as nonaccrual were higher as of March 31, 2020 at $3.3 million as compared to $1.2 million as of March 31, 2019.  The majority of the increase is in the agricultural, consumer real estate and commercial and industrial portfolios.

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

The following table presents the balances for allowance for loan losses by loan type for three months ended March 31, 2020 and March 31, 2019.

	(In Thousands)		(In Thousands)
	March 31, 2020		March 31, 2019
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$345	13.94%	$268	14.56%
Agricultural Real Estate	327	15.56%	270	17.50%
Agricultural	665	8.79%	706	10.44%
Commercial Real Estate	3,873	45.61%	3,203	39.98%
Commercial and Industrial	2,750	12.16%	1,490	13.19%
Consumer	533	3.94%	496	4.33%
Unallocated	40	0.00%	203	0.00%
Allowance for Loan & Lease Losses	8,533		6,636
Off Balance Sheet Commitments	470		346
Total Allowance for Credit Losses	$9,003		$6,982

Noninterest Income

Noninterest income was up $427 thousand for the first quarter 2020 over the same time frame in 2019.  The Company has seen an increase in its mortgage production volume and the gain on the sale of these loans was $125 thousand higher for the first quarter 2020 over the same period in 2019. Loan originations on loans held for sale for the first quarter 2020 were $17.3 million with proceeds from sale at $18.1 million for 2020 compared to 2019’s first quarter activity of $8.3 million in originations and $7.8 million in sales.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

The next largest fluctuation in noninterest income was in the gain on sale of available-for-sale securities.  During the current quarter, securities were sold and swapped for higher yield securities resulting in a gain of $270 thousand or an increase of $296 thousand over first quarter 2019.  Combined service fee lines were $6 thousand higher than the same quarter last year.

The Bank may see an impact in some of the line items such as interchange fee income and overdraft fees going forward; however, we do see additional income being derived from home loan activity.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the first quarter of 2020, mortgage servicing rights caused a net $43 thousand in income, in comparison to a net $12 thousand income for the first quarter of 2019. The higher capitalized additions for 2020 are attributed to a higher loan origination level of 1-4 families combined with a higher mortgage servicing rights value being applied to originations of 1-4 families in 2020 as compared to 2019. For loans of 15 years and less, the value was 1.20% in the first quarter 2020 versus 1.124% in first quarter 2019. For loans over 15 years, the value was 1.35% versus 1.309% for the same periods respectively. The carrying value is well below the market value of $3.0 million which indicates any large expense to fund the valuation allowance to be unlikely in 2020.

	(In Thousands)
	2020	2019
Beginning Balance, January 1,	$2,629	$2,385
Capitalized Additions	$175	87
Amortization	$(132)	(75)
Ending Balance, March 31,	$2,672	2,397
Valuation Allowance	$-	-
Mortgage Servicing Rights net, March 31,	$2,672	$2,397

Noninterest Expense

For the first quarter 2020, noninterest expenses were $816 thousand lower than for the same quarter in 2019.  First quarter 2019 included $1.3 million of third party acquisition related costs.  Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) decreased $6 thousand in total which was comprised of salaries decreasing $89 thousand and benefits increasing $83 thousand.  2019 included $108 thousand acquisition costs in these two categories.  Furniture and equipment expenses increased $62 thousand from the prior year primarily due to an increase in depreciation of $30 thousand and maintenance contracts of $34 thousand.  Data processing charges decreased $857 thousand for first quarter 2020.  First quarter 2019 included data processing charges of $892 thousand related to the acquisition.  Building occupancy costs decreased $103 thousand while advertising increased $43 thousand for the quarter. Franchise taxes increased $110 thousand over first quarter 2019 with the increase in equity due to the issuance of stock in the Bank of Geneva acquisition.  Other general and administrative expenses were down $77 thousand compared to first quarter 2019 which included $238 thousand of acquisition related costs.

Income Taxes

Federal income tax expense was $238 thousand higher for the first quarter 2020 compared to the same quarter in 2019.  Effective tax rates were 18.71% and 17.99% for first quarter 2020 and 2019 respectively.  The higher effective tax rate for first quarter 2020 equated to an increase in federal income tax expense of $38 thousand while the remainder of the increase was driven from increased earnings.

Net Income

Results overall, net income in the first quarter of 2020 was up $881 thousand as compared to the same quarter last year.  First quarter 2020 included an additional $1.4 million of loan loss provision as compared to first quarter 2019.  As discussed previously, the long-term effects of COVID-19 and the ability of borrowers to make timely payments are unknown at this time.  Tax adjusted acquisition costs for first quarter 2019 were $1.0 million.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.52%	-10.11%	Rising	3.00%	52,063	-13.41%
3.61%	-7.73%	Rising	2.00%	54,317	-9.66%
3.71%	-5.19%	Rising	1.00%	56,709	-5.68%
3.91%	0.00%	Flat	0.00%	60,127	0.00%
3.71%	-5.18%	Falling	-1.00%	58,756	-2.28%
3.44%	-12.14%	Falling	-2.00%	55,573	-7.57%
3.19%	-18.52%	Falling	-3.00%	52,893	-12.03%

The net interest margin represents the forecasted twelve month margin. The Company also reviews shocks with a 4.0% fluctuation with a delayed time frame of 10 months and over a 24 month time frame. It also shows the effect rate changes will have on both the margin and net interest income. The goal of the Company is to lengthen the term of some of the Bank’s fixed rate liabilities or sources of funds to decrease the exposure to a rising rate environment.  Of course, customer desires also impact the Bank’s ability to attract longer term deposits.  Some movement into the longer term time deposits has occurred. Over the past year with the Limberlost acquisition, the Bank has experienced an increase in the time balances of our deposit portfolio, and therefore, an increase of term funding.  Over the past two years, the Bank has also paid off term borrowings with the last $5 million maturing December 2018; however, additional borrowings were a part of the Limberlost acquisition in 2019.

The shock chart currently shows a tightening in net interest margin over the next twelve months in both a rising rate and falling rate environment.  Due to the existence of such a low rate environment, the model does not predict expansion of net interest margin at any level.  Cost of funds are at 1.22% for the quarter so the lowest shock of 100 basis points is where the Bank can take full advantage and reprice funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  The negative impact in a rising rate environment is partially caused by a timing issue on the ability to reprice assets as quickly as liabilities.  The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4 CONTROLS AND PROCEDURES

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020 . There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Except as otherwise provide below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.  In addition, the success of our operations substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  As the result, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2020.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2020 to 1/31/2020	2,064	(2)	29.97	(2)	—	550,000

2/1/2020 to 2/29/2020	—		—		—	550,000

3/1/2020 to 3/31/2020	5,000		21.68		5,000	545,000
Total	7,064		24.10		5,000	545,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 17, 2020.  On that date, the Board of Directors authorized the repurchase of 550,000 common shares between January 17, 2020 and December 31, 2020.

(2)	Shares which were repurchased for taxes on vested stock awards are outside of this program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmers & Merchants Bancorp, Inc.,

Date:	April 29, 2020	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	April 29, 2020	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer