Form 10-Q
period 2020-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2020-07-29
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	11,129,025
Class	Outstanding as of July 24, 2020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2020 and December 31, 2019	3

	Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2020 and June 30, 2019	4

	Condensed Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2020 and June 30, 2019	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Six Months Ended June 30, 2020 and June 30, 2019	6-7

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2020 and June 30, 2019	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46-66

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	67

Item 4.	Controls and Procedures	68

PART II.	OTHER INFORMATION	68

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68-69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

Signatures		71

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$54,336	$50,137
Federal funds sold	31,105	1,159
Total cash and cash equivalents	85,441	51,296
Interest-bearing time deposits	4,636	4,309
Securities - available-for-sale	236,292	222,293
Other securities, at cost	5,810	5,810
Loans held for sale	11,445	4,248
Loans, net	1,334,790	1,211,771
Premises and equipment	26,049	26,283
Construction in progress	-	68
Goodwill	47,340	47,340
Mortgage servicing rights	2,740	2,629
Other real estate owned	135	214
Bank owned life insurance	15,399	15,235
Other assets	14,370	15,834
Total Assets	$1,784,447	$1,607,330

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$336,027	$265,156
Interest-bearing
NOW accounts	504,846	423,655
Savings	374,871	322,973
Time	261,631	276,563
Total deposits	1,477,375	1,288,347
Federal funds purchased and securities sold under agreements to repurchase	30,949	48,073
Federal Home Loan Bank (FHLB) advances	19,087	24,806
Dividend payable	1,768	1,768
Accrued expenses and other liabilities	14,971	14,078
Total liabilities	1,544,150	1,377,072

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 6/30/20 and 12/31/19	82,134	81,535
Treasury stock - 1,100,975 shares 6/30/20, 1,093,065 shares 12/31/19	(12,668)	(12,456)
Retained earnings	165,476	160,081
Accumulated other comprehensive income	5,355	1,098
Total stockholders' equity	240,297	230,258
Total Liabilities and Stockholders' Equity	$1,784,447	$1,607,330

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2019, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest Income
Loans, including fees	$16,192	$16,723	$32,075	$31,403
Debt securities:
U.S. Treasury and government agencies	767	816	1,913	1,529
Municipalities	243	211	505	422
Dividends	26	76	71	164
Federal funds sold	5	162	11	199
Other	40	295	162	428
Total interest income	17,273	18,283	34,737	34,145
Interest Expense
Deposits	2,254	3,339	5,155	5,952
Federal funds purchased and securities sold under agreements to repurchase	187	141	431	326
Borrowed funds	257	269	523	556
Total interest expense	2,698	3,749	6,109	6,834
Net Interest Income - Before Provision for Loan Losses	14,575	14,534	28,628	27,311
Provision for Loan Losses	1,569	133	2,999	163
Net Interest Income After Provision for Loan Losses	13,006	14,401	25,629	27,148
Noninterest Income
Customer service fees	2,258	1,694	3,844	3,272
Other service charges and fees	704	1,091	1,743	2,132
Net gain on sale of loans	364	196	591	298
Net gain (loss) on sale of available-for-sale securities	-	-	270	(26)
Total noninterest income	3,326	2,981	6,448	5,676
Noninterest Expense
Salaries and wages	4,095	3,830	8,318	8,142
Employee benefits	1,218	1,223	2,895	2,817
Net occupancy expense	564	614	1,128	1,281
Furniture and equipment	750	763	1,508	1,459
Data processing	408	376	850	1,675
Franchise taxes	369	229	737	487
ATM expense	376	418	790	865
Advertising	265	382	568	642
Net (gain) loss on sale of other assets owned	(7)	28	(6)	43
FDIC assessment	144	98	216	194
Mortgage servicing rights amortization	356	105	488	180
Consulting fees	217	95	356	208
Other general and administrative	1,639	1,551	3,241	3,230
Total noninterest expense	10,394	9,712	21,089	21,223
Income Before Income Taxes	5,938	7,670	10,988	11,601
Income Taxes	1,134	1,490	2,079	2,197
Net Income	$4,804	$6,180	$8,909	$9,404
Basic and Diluted Earnings Per Share	$0.43	$0.56	$0.80	$0.85
Dividends Declared	$0.16	$0.15	$0.32	$0.30

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net Income	$4,804	$6,180	$8,909	$9,404
Other Comprehensive Income (Net of Tax):
Net unrealized gain on available-for-sale securities	661	3,061	5,659	4,810
Reclassification adjustment for realized (gain) loss on sale of available-for-sale securities	-	-	(270)	26
Net unrealized gain on available-for-sale securities	661	3,061	5,389	4,836
Tax expense	139	643	1,132	1,016
Other comprehensive income	522	2,418	4,257	3,820
Comprehensive Income	$5,326	$8,598	$13,166	$13,224

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND SIX Months Ended June 30, 2020

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income	Equity
Balance - January 1, 2020	11,136,935	$81,535	$(12,456)	$160,081	$1,098	$230,258
Net income				4,105		4,105
Other comprehensive income					3,735	3,735
Purchase of treasury stock	(7,064)		(170)			(170)
Forfeiture of 450 shares of restricted stock	(450)	11	(10)	(2)		(1)
Stock-based compensation expense		298				298
Cash dividends declared - $0.16 per share				(1,768)		(1,768)
Balance - March 31, 2020	11,129,421	81,844	(12,636)	162,416	4,833	236,457
Net income				4,804		4,804
Other comprehensive income					522	522
Purchase of treasury stock	(2,508)		(56)			(56)
Stock-based compensation expense		290				290
Director stock award	2,112		24	24		48
Cash dividends declared - $0.16 per share				(1,768)		(1,768)
Balance - June 30, 2020	11,129,025	$82,134	$(12,668)	$165,476	$5,355	$240,297

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net income	$8,909	$9,404
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,310	1,317
Amortization of premiums on available-for-sale securities, net	554	367
Amortization of servicing rights	488	180
Amortization of core deposit intangible	364	364
Net amortization of fair value adjustments	310	(1,680)
Stock-based compensation expense	588	591
Director stock award	48	-
Deferred income taxes	(3)	(200)
Provision for loan loss	2,999	163
Gain on sale of loans held for sale	(591)	(298)
Originations of loans held for sale	(87,998)	(25,680)
Proceeds from sale of loans held for sale	81,189	23,710
(Gain) loss on sale of other assets owned	(6)	43
(Gain) loss on sales of securities available-for-sale	(270)	26
Change in other assets and other liabilities, net	100	4,790
Net cash provided by operating activities	7,991	13,097
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	39,959	4,932
Sales	11,843	11,100
Purchases	(60,696)	(30,063)
Activity in other securities, at cost:
Sales	-	237
Change in interest-bearing time deposits	(327)	(490)
Proceeds from sale of other assets owned	85	371
Additions to premises and equipment	(1,000)	(2,169)
Loan originations and principal collections, net	(125,692)	14,995
Acquisition of Limberlost, net of cash received	-	(2,089)
Net cash used in investing activities	(135,828)	(3,176)
Cash Flows from Financing Activities
Net change in deposits	188,861	107,256
Net change in federal funds purchased and securities sold under agreements to repurchase	(17,124)	(5,079)
Repayment of FHLB advances	(5,993)	(23,938)
Purchase of treasury stock	(226)	(213)
Cash dividends paid on common stock	(3,536)	(3,034)
Net cash provided by financing activities	161,982	74,992
Net Increase in Cash and Cash Equivalents	34,145	84,913
Cash and Cash Equivalents - Beginning of year	51,296	38,365
Cash and Cash Equivalents - End of period	$85,441	$123,278

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2020	June 30, 2019
Supplemental Information
Cash paid during the period for:
Interest	$5,839	$6,060
Income taxes	$-	$245
Noncash investing activities:
Transfer of loans to other real estate owned	$-	$143
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

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that are expected for the year ended December 31, 2020.  The condensed consolidated balance sheet of the Company as of December 31, 2019, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

NOTE 2  BUSINESS COMBINATION AND ASSET PURCHASE

On January 1, 2019, the Company acquired Limberlost Bancshares, Inc. (“Limberlost”), the bank holding company for Bank of Geneva, a community bank based in Geneva, Indiana.  Bank of Geneva operated six full-service offices in the northeast Indiana communities of Geneva, Berne, Decatur, Monroe, Portland and Monroeville.  Shareholders of Limberlost received 1,830 shares of FMAO common stock and $8,465.00 in cash for each share. Limberlost had 1,000 shares outstanding on January 1, 2019. The share price of Farmers & Merchants Bancorp, Inc. (FMAO) stock on January 1, 2019 was $38.49. Total consideration for the acquisition was approximately $78.9 million consisting of $8.5 million in cash and $70.4 million in stock.  As a result of the acquisition, the Company has had an opportunity to increase its deposit base and reduce transaction costs.  The Company also expects to reduce costs through economies of scale.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet as of December 31, 2019 and June 30, 2020.  The amounts of loans at December 31, 2019 and June 30, 2020 are as follows:

2019
(In Thousands)
Balance - January 1, 2019
Commercial	$4,094
Consumer RE	231
Consumer	71
Carrying amount, net of fair value adjustment of $2,118	$2,278

Balance - December 31, 2019
Commercial	$106
Consumer RE	-
Consumer	-
Carrying amount, net of fair value adjustment of $62	$44

Balance - June 30, 2020
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

The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $62 thousand at December 31, 2019, zero at June 30, 2020 and $2.118 million on January 1, 2019.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$1,978	$2,436	$2,021	$2,544
Additions	1	5	2	6
Accretion	(108)	(2,095)	(214)	(2,204)
Reclassification from nonaccretable difference	-	1,985	62	1,985
Disposals	-	(2)	-	(2)
Ending Balance	$1,871	$2,329	$1,871	$2,329

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

The amortization expense for the six months ended June 30, 2019 was $364 thousand.  Of the $721 thousand to be expensed in 2020, $364 thousand has been expensed for the six months ended June 30, 2020.  Annual amortization of core deposit intangible assets is as follows:

	(In Thousands)	(In Thousands)	(In Thousands)
	Custar	Geneva	Total
2020	$161	$560	$721
2021	-	560	560
2022	-	560	560
2023	-	560	560
2024	-	560	560
2025	-	560	560
	$161	$3,360	$3,521

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2020 and December 31, 2019, are as follows:

	(In Thousands)
	June 30, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$8,004	$26	$-	$8,030
U.S. Government agencies	70,535	1,850	(16)	72,369
Mortgage-backed securities	100,864	2,839	(4)	103,699
State and local governments	50,111	2,085	(2)	52,194
Total available-for-sale securities	$229,514	$6,800	$(22)	$236,292

	(In Thousands)
	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$10,023	$10	$(12)	$10,021
U.S. Government agencies	61,882	584	(21)	62,445
Mortgage-backed securities	94,998	426	(227)	95,197
State and local governments	54,001	749	(120)	54,630
Total available-for-sale securities	$220,904	$1,769	$(380)	$222,293

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2020
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	(16)	18,593	-	-	(16)	18,593
Mortgage-backed securities	(4)	6,254	-	-	(4)	6,254
State and local governments	(2)	789	-	-	(2)	789
Total available-for-sale securities	$(22)	$25,636	$-	$-	$(22)	$25,636

	(In Thousands)
	December 31, 2019
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(12)	$5,030	$(12)	$5,030
U.S. Government agencies	(16)	10,549	(5)	10,745	(21)	21,294
Mortgage-backed securities	(102)	27,696	(125)	11,332	(227)	39,028
State and local governments	(120)	16,845	-	-	(120)	16,845
Total available-for-sale securities	$(238)	$55,090	$(142)	$27,107	$(380)	$82,197

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

Below are the gross realized gains and losses for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2020	2019	2020	2019
Gross realized gains	$-	$-	$270	$16
Gross realized losses	-	-	-	(42)
Net realized gains (losses)	$-	$-	$270	$(26)
Tax expense (benefit) related to net realized gains (losses)	$-	$-	$57	$(5)

The net realized gains (losses) on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gains (losses) is included in net gains (losses) on sale of available-for-sale securities and the related tax expense (benefit) is included in income taxes in the condensed consolidated statements of income and comprehensive income.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$14,403	$14,462
After one year through five years	47,971	49,006
After five years through ten years	59,979	62,574
After ten years	6,297	6,551
Total	$128,650	$132,593
Mortgage-backed securities	100,864	103,699
Total	$229,514	$236,292

Investments with a carrying value of $87.4 million and $88.8 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities includes Federal Home Loan Bank of Cincinnati and Indianapolis stock as of June 30, 2020 and December 31, 2019.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  June 30, 2020 and December 31, 2019 are summarized below:

	(In Thousands)
Loans:	June 30, 2020	December 31, 2019
Consumer Real Estate	$174,069	$165,349
Agricultural Real Estate	194,606	199,105
Agricultural	107,458	111,820
Commercial Real Estate	589,382	551,309
Commercial and Industrial	223,842	135,631
Consumer	50,108	49,237
Other	9,714	8,314
	1,349,179	1,220,765
Less: Net deferred loan fees and costs	(4,456)	(1,766)
	1,344,723	1,218,999
Less: Allowance for loan losses	(9,933)	(7,228)
Loans - Net	$1,334,790	$1,211,771

Other loans primarily fund public improvement in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2020:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$116,292	$57,777
Agricultural Real Estate	91,091	103,515
Agricultural	102,939	4,519
Commercial Real Estate	440,821	148,561
Commercial and Industrial	207,015	16,827
Consumer	46,141	3,967
Other	9,655	59

As of June 30, 2020 and December 31, 2019 one to four family residential mortgage loans amounting to $41.5 million and $42.1 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of June 30, 2020 and December 31, 2019, net of deferred loan fees and costs:

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,204	$975	$-	$2,179	$171,436	$173,615	$-
Agricultural Real Estate	652	-	-	652	193,658	194,310	-
Agricultural	631	-	-	631	106,984	107,615	-
Commercial Real Estate	-	-	-	-	588,176	588,176	-
Commercial and Industrial	23	-	-	23	230,725	230,748	-
Consumer	77	-	-	77	50,182	50,259	-

Total	$2,587	$975	$-	$3,562	$1,341,161	$1,344,723	$-

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$355	$70	$-	$425	$164,266	$164,691	$-
Agricultural Real Estate	-	107	-	107	198,752	198,859	-
Agricultural	78	7	-	85	111,864	111,949	-
Commercial Real Estate	-	-	-	-	550,082	550,082	-
Commercial and Industrial	201	267	-	468	143,541	144,009	-
Consumer	54	-	-	54	49,355	49,409	-

Total	$688	$451	$-	$1,139	$1,217,860	$1,218,999	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2020 and December 31, 2019:

	(In Thousands)
	June 30, 2020	December 31, 2019

Consumer Real Estate	$1,923	$1,209
Agricultural Real Estate	4,687	88
Agricultural	308	1,769
Commercial Real Estate	186	37
Commercial & Industrial	1,346	288
Consumer	23	9
Total	$8,473	$3,400

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of June 30, 2020 (Refer to the table in the COVID-19 section for deferrals impacted by the Coronavirus Aid, Relief and Economic Security Act (CARES Act.) and December 31, 2019:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
June 30, 2020
1-2	$13,584	$3,660	$13,266	$90,774	$-
3	38,296	39,761	156,849	22,711	4,773
4	111,853	60,339	409,479	98,373	4,941
5	14,699	2,710	2,575	3,489	-
6	15,878	1,145	6,007	4,787	-
7	-	-	-	900	-
8	-	-	-	-	-
Total	$194,310	$107,615	$588,176	$221,034	$9,714

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2019
1-2	$14,655	$4,093	$7,860	$3,844	$-
3	33,951	36,913	131,780	19,790	3,168
4	116,834	65,414	401,404	103,527	5,146
5	14,836	2,300	3,699	2,465	-
6	18,583	3,229	5,339	4,983	-
7	-	-	-	1,086	-
8	-	-	-	-	-
Total	$198,859	$111,949	$550,082	$135,695	$8,314

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2020 and December 31, 2019.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	June 30, 2020	December 31, 2019
Grade
Pass	$170,037	$160,930
Special Mention (5)	1,188	415
Substandard (6)	2,390	3,346
Doubtful (7)	-	-
Total	$173,615	$164,691

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Performing	$3,394	$4,076	$46,692	$44,831
Nonperforming	34	15	139	487
Total	$3,428	$4,091	$46,831	$45,318

Information about impaired loans as of June 30, 2020, December 31, 2019 and June 30, 2019 are as follows:

		(In Thousands)
	June 30, 2020	December 31, 2019	June 30, 2019

Impaired loans without a valuation allowance	$2,695	$2,420	$1,071
Impaired loans with a valuation allowance	9,872	641	1,105
Total impaired loans	$12,567	$3,061	$2,176
Valuation allowance related to impaired loans	$1,170	$197	$235
Total non-accrual loans	$8,473	$3,400	$1,328
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$8,352	$3,120	$2,201
Year to date average investment in impaired loans	$6,333	$2,649	$2,168

There were $159 thousand additional funds available to be advanced in connection with impaired loans as of June 30, 2020.

The Bank had approximately $6.4 million of its impaired loans classified as troubled debt restructured (TDR) as of June 30, 2020, $1.0 million as of December 31, 2019 and $981 thousand as of June 30, 2019.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  In first quarter of 2020, two loans resulted in payment changes from a monthly payment to principal and interest at maturity on June 19, 2020.  One loan was paid off in May with the other loan past due in the foreclosure process.  In the second quarter of 2020, three loans had a rate concession along with the amortization extended.  All interest was paid current at the time of the modifications.  Consequently, the financial impact of the modifications was immaterial.  During the year to date 2020, there were 5 new loans considered TDR with one of the loans subsequently paid off in May.  There were 4 new loans considered TDR year to date 2019. The following tables represents three and six months ended June 30, 2020 and 2019:

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Six Months	Number of	Modification	Modification
June 30, 2020	Contracts	Outstanding	Outstanding	June 30, 2020	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Six Months	Investment	Investment
Commercial Real Estate	-	$-	$-	Commercial Real Estate	2	$981	$981
Ag Real Estate	2	5,380	5,380	Ag Real Estate	2	5,380	5,380
Commercial and Industrial	-	-	-	Commercial and Industrial	-	-	-
Agricultural	1	164	164	Agricultural	1	164	164

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Six Months	Number of	Modification	Modification
June 30, 2019	Contracts	Outstanding	Outstanding	June 30, 2019	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Six Months	Investment	Investment
Commercial Real Estate	-	$-	$-	Commercial Real Estate	-	$-	$-
Ag Real Estate	-	-	-	Ag Real Estate	-	-	-
Commercial and Industrial	4	812	812	Commercial and Industrial	4	812	812
Agricultural	-	-	-	Agricultural	-	-	-

For the three and six month periods ended June 30, 2020 and 2019, there were no TDRs that subsequently defaulted after modification.

For the six month period ended  June 30, 2020, there was one impaired commercial real estate loan of $481 thousand that was classified as TDR paid off.  There were no impaired loans classified as TDR paid off for the six month period ended June 30, 2019.

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

The following tables present loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2020 and June 30, 2019 and for the year ended December 31, 2019.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended June 30, 2020		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$787	$787	$-	$624	$4	$-
Agricultural Real Estate	521	521	-	187	5	-
Agricultural	383	383	-	340	4	-
Commercial Real Estate	186	186	-	186	-	-
Commercial and Industrial	791	791	-	568	4	-
Consumer	27	27	-	28	-	-
With a specific allowance recorded:
Consumer Real Estate	60	60	16	194	1	1
Agricultural Real Estate	5,469	5,469	438	1,884	1	-
Agricultural	240	240	98	161	9	-
Commercial Real Estate	3,072	3,072	58	3,085	39	-
Commercial and Industrial	1,031	1,031	560	1,095	11	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$847	$847	$16	$818	$5	$1
Agricultural Real Estate	$5,990	$5,990	$438	$2,071	$6	$-
Agricultural	$623	$623	$98	$501	$13	$-
Commercial Real Estate	$3,258	$3,258	$58	$3,271	$39	$-
Commercial and Industrial	$1,822	$1,822	$560	$1,663	$15	$-
Consumer	$27	$27	$-	$28	$-	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Six Months Ended June 30, 2020		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$787	$787	$-	$637	$8	$3
Agricultural Real Estate	521	521	-	239	7	-
Agricultural	383	383	-	363	8	-
Commercial Real Estate	186	186	-	205	4	-
Commercial and Industrial	791	791	-	633	6	-
Consumer	27	27	-	19	1	-
With a specific allowance recorded:
Consumer Real Estate	60	60	16	203	3	1
Agricultural Real Estate	5,469	5,469	438	988	3	-
Agricultural	240	240	98	141	-	-
Commercial Real Estate	3,072	3,072	58	2,061	78	-
Commercial and Industrial	1,031	1,031	560	834	27	-
Consumer	-	-	-	10	-	-
Totals:
Consumer Real Estate	$847	$847	$16	$840	$11	$4
Agricultural Real Estate	$5,990	$5,990	$438	$1,227	$10	$-
Agricultural	$623	$623	$98	$504	$8	$-
Commercial Real Estate	$3,258	$3,258	$58	$2,266	$82	$-
Commercial and Industrial	$1,822	$1,822	$560	$1,467	$33	$-
Consumer	$27	$27	$-	$29	$1	$-

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

As of June 30, 2020, the Company had no foreclosed residential real estate property obtained by physical possession and $854 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of June 30, 2019, the Company had $143 thousand of foreclosed residential real estate property obtained by physical possession and $571 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019
Allowance for Loan & Lease Losses
Balance at beginning of year	$7,228	$6,775
Provision for loan loss	2,999	1,138
Loans charged off	(401)	(841)
Recoveries	107	156
Allowance for Loan & Lease Losses	$9,933	$7,228
Allowance for Unfunded Loan Commitments & Letters of Credit	$605	$479
Total Allowance for Credit Losses	$10,538	$7,707

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

Additional analysis, presented in thousands, related to the allowance for credit losses for the three and six months ended June 30, 2020 and June 30, 2019 in addition to the ending balances as of December 31, 2019 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$345	$327	$665	$3,873	$2,750	$533	$470	$40	$9,003
Charge Offs	-	-	-	(8)	(165)	(64)	-	-	(237)
Recoveries	2	-	-	2	6	58	-	-	68
Provision (Credit)	223	486	371	591	(168)	34	-	32	1,569
Other Non-interest expense related to unfunded	-	-	-	-	-	-	135	-	135
Ending Balance	$570	$813	$1,036	$4,458	$2,423	$561	$605	$72	$10,538
Ending balance: individually evaluated for impairment	$16	$438	$98	$58	$560	$-	$-	$-	$1,170
Ending balance: collectively evaluated for impairment	$554	$375	$938	$4,400	$1,863	$561	$605	$72	$9,368
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$173,615	$194,310	$107,615	$588,176	$230,748	$50,259	$-	$-	$1,344,723
Ending balance: individually evaluated for impairment	$847	$5,990	$623	$3,258	$1,822	$27	$-	$-	$12,567
Ending balance: collectively evaluated for impairment	$172,724	$188,320	$106,992	$584,918	$228,926	$50,136	$-	$-	$1,332,016
Ending balance: loans acquired with deteriorated credit quality	$44	$-	$-	$-	$-	$96	$-	$-	$140

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2019	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Ending balance: individually evaluated for impairment	$30	$-	$21	$-	$142	$4	$-	$-	$197
Ending balance: collectively evaluated for impairment	$281	$314	$670	$3,634	$1,585	$547	$479	$-	$7,510
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$164,691	$198,859	$111,949	$550,082	$144,009	$49,409	$-	$-	$1,218,999
Ending balance: individually evaluated for impairment	$829	$-	$691	$299	$1,209	$33	$-	$-	$3,061
Ending balance: collectively evaluated for impairment	$163,816	$198,859	$111,258	$549,783	$142,694	$49,376	$-	$-	$1,215,786
Ending balance: loans acquired with deteriorated credit quality	$46	$-	$-	$-	$106	$-	$-	$-	$152

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$268	$270	$706	$3,203	$1,490	$496	$346	$203	$6,982
Charge Offs	(14)	-	-	-	-	(114)	-	-	(128)
Recoveries	-	-	1	3	5	33	-	-	42
Provision (Credit)	21	70	49	114	(34)	111	-	(198)	133
Other Non-interest expense related to unfunded	-	-	-	-	-	-	24	-	24
Ending Balance	$275	$340	$756	$3,320	$1,461	$526	$370	$5	$7,053
Ending balance: individually evaluated for impairment	$54	$-	$26	$-	$155	$-	$-	$-	$235
Ending balance: collectively evaluated for impairment	$221	$340	$730	$3,320	$1,306	$526	$370	$5	$6,818
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$158,957	$193,616	$113,906	$442,538	$133,014	$49,100	$-	$-	$1,091,131
Ending balance: individually evaluated for impairment	$862	$-	$74	$191	$1,049	$-	$-	$-	$2,176
Ending balance: collectively evaluated for impairment	$157,909	$193,616	$113,832	$442,347	$131,848	$49,068	$-	$-	$1,088,620
Ending balance: loans acquired with deteriorated credit quality	$186	$-	$-	$-	$117	$32	$-	$-	$335

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Charge Offs	(35)	-	-	(8)	(165)	(193)	-	-	(401)
Recoveries	5	-	-	5	9	88	-	-	107
Provision (Credit)	289	499	345	827	852	115	-	72	2,999
Other Non-interest expense related to unfunded	-	-	-	-	-	-	126	-	126
Ending Balance	$570	$813	$1,036	$4,458	$2,423	$561	$605	$72	$10,538
Ending balance: individually evaluated for impairment	$16	$438	$98	$58	$560	$-	$-	$-	$1,170
Ending balance: collectively evaluated for impairment	$554	$375	$938	$4,400	$1,863	$561	$605	$72	$9,368
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$173,615	$194,310	$107,615	$588,176	$230,748	$50,259	$-	$-	$1,344,723
Ending balance: individually evaluated for impairment	$847	$5,990	$623	$3,258	$1,822	$27	$-	$-	$12,567
Ending balance: collectively evaluated for impairment	$172,724	$188,320	$106,992	$584,918	$228,926	$50,136	$-	$-	$1,332,016
Ending balance: loans acquired with deteriorated credit quality	$44	$-	$-	$-	$-	$96	$-	$-	$140

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Charge Offs	(56)	-	-	-	-	(279)	-	-	(335)
Recoveries	-	-	2	5	8	65	-	-	80
Provision (Credit)	84	90	(14)	98	148	256	-	(499)	163
Other Non-interest expense related to unfunded	-	-	-	-	-	-	96	-	96
Ending Balance	$275	$340	$756	$3,320	$1,461	$526	$370	$5	$7,053
Ending balance: individually evaluated for impairment	$54	$-	$26	$-	$155	$-	$-	$-	$235
Ending balance: collectively evaluated for impairment	$221	$340	$730	$3,320	$1,306	$526	$370	$5	$6,818
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$158,957	$193,616	$113,906	$442,538	$133,014	$49,100	$-	$-	$1,091,131
Ending balance: individually evaluated for impairment	$862	$-	$74	$191	$1,049	$-	$-	$-	$2,176
Ending balance: collectively evaluated for impairment	$157,909	$193,616	$113,832	$442,347	$131,848	$49,068	$-	$-	$1,088,620
Ending balance: loans acquired with deteriorated credit quality	$186	$-	$-	$-	$117	$32	$-	$-	$335

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 5 EARNINGS PER SHARE

Basic earnings per share are calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Application of the two-class method for participating securities results in a more dilutive basic earnings per share as the participating securities are allocated the same amount of income as if they are outstanding for purposes of basic earnings per share.  There is no additional potential dilution in calculating diluted earnings per share, therefore basic and diluted earnings per share are the same amounts. Other than the restricted stock plan, the Company has no other employee stock based compensation plans.

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank.  The Committee believes that it is appropriate to award the Directors Shares equal to approximately $4,000, rounded to the nearest whole Share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year.  The value for the Shares to be based upon the closing price for Shares on June 4, 2020 and thereafter on the first Thursday in June in each year.  On June 5, 2020, each Director received 176 shares.  The use of stock for Directors’ retainer, does not have a diluted effect on earnings per share as it is immediately vested.

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Earnings per share
Net income	$4,804	$6,180	$8,909	$9,404
Less: distributed earnings allocated to participating securities	(13)	(11)	(26)	(23)
Less: undistributed earnings allocated to participating securities	(22)	(33)	(40)	(45)
Net earnings available to common shareholders	$4,769	$6,136	$8,843	$9,336

Weighted average common shares outstanding including participating securities	11,129,341	11,106,367	11,132,105	11,098,149
Less: average unvested restricted shares	(80,062)	(77,304)	(82,397)	(80,343)
Weighted average common shares outstanding	11,049,279	11,029,063	11,049,708	11,017,806
Basic and diluted earnings per share	$0.43	$0.56	$0.80	$0.85

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2020 and December 31, 2019 are reflected below.

	(In Thousands)
	June 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$85,441	$85,441	$85,441	$-	$-
Interest-bearing time deposits	4,636	4,707	-	4,707	-
Securities - available-for-sale	236,292	236,292	8,030	226,712	1,550
Other securities	5,810	5,810	-	-	5,810
Loans held for sale	11,445	11,445	-	-	11,445
Loans, net	1,334,790	1,302,710	-	-	1,302,710
Interest receivable	6,522	6,522	-	-	6,522

Financial Liabilities:
Interest bearing deposits	$879,717	$879,754	$-	$-	$879,754
Non-interest bearing deposits	336,027	336,027	-	336,027	-
Time deposits	261,631	264,992	-	-	264,992
Total Deposits	1,477,375	1,480,773	-	336,027	1,144,746

Federal funds purchased and securities sold under agreement to repurchase	30,949	30,949	-	-	30,949
Federal Home Loan Bank advances	19,087	19,077	-	-	19,077
Interest payable	583	583	-	-	583

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$8,030	$-	$-
U.S. Government agencies	-	72,369	-
Mortgage-backed securities	-	103,699	-
State and local governments	-	50,644	1,550
Total Securities Available-for-Sale	$8,030	$226,712	$1,550

December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$10,021	$-	$-
U.S. Government agencies	-	62,445	-
Mortgage-backed securities	-	95,197	-
State and local governments	-	53,140	1,490
Total Securities Available-for-Sale	$10,021	$210,782	$1,490

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and six month periods ended June 30, 2020 and June 30, 2019.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at April 1, 2020	$-	$1,537	$1,537

Change in Market Value	-	13	13

Payments & Maturities	-	-	-

Balance at June 30, 2020	$-	$1,550	$1,550

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2020	$-	$1,490	$1,490

Change in Market Value	-	60	60

Payments & Maturities	-	-	-

Balance at June 30, 2020	$-	$1,550	$1,550

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at April 1, 2019	$-	$1,443	$1,443

Change in Market Value	-	62	62

Payments & Maturities	-	-	-

Balance at June 30, 2019	$-	$1,505	$1,505

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2019	$-	$1,427	$1,427

Change in Market Value	-	78	78

Payments & Maturities	-	-	-

Balance at June 30, 2019	$-	$1,505	$1,505

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At June 30, 2020 and December 31, 2019, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At June 30, 2020 and December 31, 2019, fair value of collateral dependent impaired loans categorized as Level 3 was $8.1 million and $444 thousand, respectively. The specific allocation for impaired loans was $830 and $197 thousand as of June 30, 2020 and December 31, 2019, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	June 30, 2020	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,550	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (1.62%)

Collateral dependent impaired loans	8,089	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (5.96%)

Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2019	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,490	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (2.52%)

Collateral dependent impaired loans	444	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (30.73%)

Other real estate owned - commercial	164	Appraisals	Discount to reflect current market	0-20% (23.31% )

The following table presents impaired loans and other real estate owned as recorded at fair value on June 30, 2020 and December 31, 2019:

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2020
	(In Thousands)
	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$8,089	$-	$-	$8,089
Other real estate owned - commercial	-	-	-	-

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no Federal Funds purchased as of June 30, 2020 and $17.8 million as of December 31, 2019, respectively.  During the same time periods, the Company also had $30.9 million and $30.2 million in securities sold under agreement to repurchase.

	June 30, 2020
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	2,568	-	-	28,381	30,949
	$2,568	$-	$-	$28,381	$30,949

	December 31, 2019
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$17,843	$-	$-	$-	$17,843
Repurchase agreements
US Treasury & agency securities	1,814	-	3,965	24,451	30,230
	$19,657	$-	$3,965	$24,451	$48,073

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

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

The Company has contracted with an external advisor and has formed a committee to determine the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable management to review scenarios and determine which calculations will produce the most reliable results. The Company began working with the third-party service provider to review parallel reports starting in June 2019.  The Company will not adopt ASU 2016-13 in calendar year 2020 and management is currently evaluating when or if they would elect to early adopt ASU 2016-13.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and other (Topic 350) – Simplifying the Test for Goodwill Impairment.”  These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company has adopted ASU 2017-04 effective January 1, 2020, as required, and does not expect the ASU to have a material impact on its financial statements.  Goodwill testing is scheduled to be completed during the   fourth quarter.

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

In March 2020, in connection with the implementation of the CARES Act and related provisions, we have elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for troubled debt restructurings (TDRs) to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 or (2) 60 days after the end of the COVID-19 national emergency.  The relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  As of June 30, 2020, there were no loan modifications that would have been previously treated as TDRs under the guidance in ASC 310-40.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

2020 started out to be the year of execution. After a good beginning in terms of loan growth and initiatives the first two months, March brought the year of unprecedented change. The Federal Reserve decreased its overnight rate by fifty basis points on March 3rd. As we were adjusting to that change, they again decreased the rate on March 15th by a before unseen 100 basis points. We began to see the disruption caused by COVID-19 and the focus of the Bank quickly changed. Execution took on a new meaning related to following the actions governed by the Bank’s pandemic flu plan. The Bank took immediate measures to protect its customers and employees from risk of spread while continuing to provide financial services. Investigating solutions was our focus for the second quarter and will be for as long as it takes.  Please see section titled COVID-19 for additional information related to actions taken.

During the second quarter, the Bank continued to grow loans by 23.24% or $253.6 million over June 30, 2019 and 10.31% or $125.7 million over December 31, 2019.  Loan balances as of June 30, 2020 include approximately $87 million in forgivable Paycheck Protection Program (PPP) loans made under the CARES Act.  In comparison for the same time periods, deposits grew 18.92% or $235 million over June 30, 2019 and 14.67% or $189 million over December 31, 2019. Home loan activity was robust, reaching new highs of loans closed in a month due to the refinance activity associated with interest rate reductions.  The activity is expected to continue into third quarter as our home loan applications continue to grow.  Deposit growth correlated to a flight to safety as the stock market experienced great volatility.

Despite the difficult growing conditions in 2019 and tight margins the agriculture portfolio has been sound.  The 2020 planting season was one of the smoothest we have seen in our market area for several years as crops were planted in a timely manner, and growing conditions early on were generally favorable.  The ability to plant in a timely manner will particularly benefit our agri-businesses such as grain elevators, seed, fertilizer and chemical suppliers that experienced lost sales in 2019 due to unplanted acres.  Based on current commodity prices margins are expected to be tight in 2020.   It remains to be seen what opportunities the marketing season still may present.  Many farmers do continue to utilize crop insurance which protects revenue.  COVID-19 has created challenges in the agriculture sector just as it has for the entire economy.  These challenges include commodity prices, livestock supply chain, handling employees, and concerns with the overall health of the economy.  Overall, the agriculture portfolio has been healthy and concerns manageable.

During the second quarter, most of the commercial sector in the Bank’s markets returned to work in a limited capacity.  April resulted in a net loss for most business operations.  With the lessening of restrictions, May and June have seen improved performance.  Unemployment remains high as businesses are not operating at full capacity.

In the second quarter, the Bank opened a Loan Production Office (LPO) in Muncie, Indiana and a LPO in Oxford, Ohio to extend our lending footprint.  For each of the offices, the Bank was able to hire well known talented lenders from each area.  The Bank also broke ground on a new full-service office in Fort Wayne, Indiana.

During the second quarter, the Bank accelerated investments in our digital infrastructure to support our employee’s ability to work from home and to make it easier for our customers to engage with the bank electronically.  Due to retirement, the Bank also hired Shalini Singhal as our new Chief Information Officer.  Shalini is a proven CIO who will lead our digital efforts.

The Company remains well capitalized and prepared to face the new challenges coming our way in 2020. Our history shows we weathered the 2008-2009 financial crisis and recession. We did so without taking Troubled Asset Relief Program (TARP) funds and our performance over the time frame was significantly higher than our peers. It is the character of the communities we serve that contributed to that success. It is not just what is done during the storm but how well prepared for the storm you are. F&M has prepared well with historically low troubled loans the last few years due to having strong credit quality controls in place. Additional loan provision was taken in the first two quarters in view of the unknown length and breadth of the declining economic situation and its potential effect on our loan portfolio.

F&M will continue to focus on serving our shareholders, communities, and customers while protecting our employees. Please see below for what we have accomplished so far in 2020.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

COVID-19: What the Company knows and what steps have been taken

Shareholders

Dividend declaration

The Company expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.  We are sensitive to the needs of our long-time shareholders that utilize these funds to supplement their living expenses, especially in this low interest rate environment.  Dividends declared during the quarter at $0.16 per share were equal to first quarter 2020 and fourth quarter 2019 dividends declared.

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

Communities

Offices

With the health of our employees and customers being our top concern, as of March 20th, the Bank temporarily suspended branch lobby hours to the public for walk-in transactions.  Appointments can be made at branches to complete all needed paperwork and transactions.  Drive-thru services remain open as well as all ATM’s and ITM’s to complete needed transactions.  To assure branches remain open, employees have been divided into teams who rotate every three days to two weeks as a means to practice social distancing while limiting any possible exposure.  During the month of May, the retail re-open team developed an employee handbook which focused on opening protocols, employee training, health and wellness and facility signage.  Branch re-openings began on June 3rd with the last branches re-opening on June 15th.  Internal controls have not been significantly modified due to COVID-19.

Small Business

As a Small Business Administration (SBA) approved provider, the Bank was able to immediately participate in the SBA PPP established under the CARES Act, which was signed into law on March 27, 2020. The PPP will provide much needed assistance to businesses in our communities.  The Bank has been able to present applications for around 947 small businesses which will provide approximately $87 million in needed funding. We are proud of the work our team has been able to do in a very short window.  These forgivable loans to cover employee payroll, utilities and rent or interest on mortgage payments, will provide significant benefits to the communities we serve.  The Bank will begin to take applications for PPP loan forgiveness in the second half of 2020.

Consumers

Home Loan

With the Federal Reserve rate drops of 150 basis points in March (100 basis points of which was directly related to the effects of the virus on the economy), a surge in home loan activity has occurred. Much of the activity is refinance related and the Bank has experienced the highest amount of applications in its history, both in number of and dollar amount. Given the nature of the programs, the results were recorded in the second quarter. The Bank sells most of its home loans into the secondary market through Freddie Mac.

Existing loans on our books for which the Bank has received inquiries into forbearance agreements, totaled over 100 as of June 30th. Of these inquiries, 95 customers entered into agreements totaling just under $8.8 million. 29 loans are in-house making up $2.1 million in principal balance and 66 are secondary market loans which we service with balances totaling $6.7 million.  Of the 66 secondary market loans, 16 have exited forbearance with the remainder reinstated or in a repayment plan.   Some inquiries were only for possible future requests. We remain ready to assist our customers through this difficult time in the best manner possible.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Retail Loans

The Bank is offering its “Skip-a-pay” program to consumers with installment loans, which allows the customer to skip the payment and extend the maturity of the contract for the payment period. We are allowing two payments to be skipped upon request with an additional one possible at the end of the initial request upon review. Normally, the Bank would charge a fee for this program – the fee has been waived. The Bank would also normally require the interest for the period to be collected and that requirement is currently waived. Interest is a part of the extended maturity payments. We have assisted 130 customers currently with loan balances totaling almost $1.8 million.  119 of those customers have returned the extension documents representing approximately $1.7 million and 234 extended months.

Waiving of late payment fees for our customers was instigated on March 16, 2020. As of July 13th, the Bank has foregone fees of $307 thousand on loans to help our customers. Of the $307 thousand, $131 thousand was related to two past due commercial loans.  As a community bank, it is by definition what we should do.

Depositors

The Bank’s most popular checking account, which includes requirements to earn a reward, has removed the requirement of debit card transactions to be completed during a cycle. In the Bank’s geographical area, the states have issued “stay at home” guidelines and many of our customers were concerned with being able to complete the requirement. The debit card transaction requirement has been waived for the cycles representing the activity for April and May. This impacted almost 11.6 thousand accounts and representing just under $101 million in average account balances. The product includes the option of attaching a savings account for which the same requirements have been waived and impacts an additional almost 7 thousand accounts and $113.1 million in average account balances, calculated as of June 30th.  Overall, typically 80-85% of our customers meet all the requirements. The waiving of the debit card transactions will likely allow those customers to receive the reward and possibly an additional 77.5% of the previous non-qualifiers that represented the other 15-20% in total.  With the removal of the “stay at home” guidelines, the debit card transaction requirement was reinstated beginning with the June cycle on May 29th.  During the months of April and May, most individuals still met their debit card transaction requirement with the “stay at home” order in place.

Employees

The Bank has committed to continue paying employees their full pay during this unprecedented time.  Accumulated PTO and vacation time have been frozen and are not required to be used to receive full pay.  The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated.  As of April 1st, the Bank is following The Families First Coronavirus Response Act (FFCRA) which requires employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19.  These provisions are in effect until December 31, 2020.  Qualifying reasons for leave related to COVID-19 include the employee:  (1) being subject to a quarantine order, (2) being advised by a healthcare provider to self-quarantine, (3) experiencing COVID-19 symptoms and is seeking a medical diagnosis, (4) caring for an individual subject to a quarantine order, (5) caring for his or her child whose school or place of care is closed or (6) experiencing any other substantially-similar condition specified by the U.S. Department of Health and Human Services.  All time off related to the above reasons is being separately documented within our time and attendance system.  The Bank will be able to reduce its employer tax for up to two weeks (80 hours, or a part-time employee’s two-week equivalent).

Financial – Exposures

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management believes that the main impact on the Company’s first and second quarter performance was a factor in the economic qualitative adjustment for the calculation of the allowance for loan loss. Subsequently the loan loss provision was increased which also included an increase due to loan growth.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during the latter portion of the first quarter through the second quarter of 2020.  With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic, such as through the Bank’s “Skip-a-pay” program, the waiver of late payment fees, and the entry into loan forbearance agreements,

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

did have an impact on the Company’s second quarter performance.  Nonetheless, management believes that the Company’s current regulatory capital position is adequate to face the coming challenges.

The Company has a limited exposure to many sectors of the economy that will likely be impacted for an extended period such as the travel, restaurant, hospitality, energy and retail industries. The Bank does not have any direct exposure to the energy industry and hotels, entertainment and food related businesses are less than 10% of our overall loan portfolio as shown in the chart which follows. In addition, the Bank’s hotel customers are financially strong business owners, operating brand name hotels in compelling locations. The Bank, along with many other financial institutions, has increased its provision for loan losses in the current year compared to 2019 by approximately $2.8 million. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation.

The Company’s management team has evaluated its exposure to increased loan losses related to the COVID-19 pandemic and has identified the following industry segments most impacted by the pandemic as of June 30, 2020:

Industry Segments (Dollars in Thousands)	Outstanding Loan Balance	Percent of Total Loan Portfolio	Payment Deferment	Percent of Total Loans Adjusted with Deferment	Interest Only Modifications	Percent of Total Loans Adjusted with Interest Only
Hospitality (Hotels)	$71,128	5.27%	$-	0.00%	$30,959	24.96%
Restaurants	21,786	1.61%	246	0.76%	8,267	6.66%
Retail Commercial Real Estate *	116,395	8.63%	10,156	31.21%	32,804	26.45%
Entertainment	23,602	1.75%	1,467	4.51%	2,321	1.87%
Car Dealers	25,647	1.90%	-	0.00%	1,471	1.19%
Gas Stations	19,700	1.46%	-	0.00%	12,849	10.36%
Other			20,669	63.52%	35,369	28.51%
Total	$278,258	20.62%	$32,538	100.00%	$124,040	100.00%

# of Customers			46		96

*Includes Owner Occupied
Report on Adjusted Loans as of June 30, 2020

Additional information, on the chart depicting the commercial loan payment modification summary above, is of the largest amounts in the Other line item. Under the payment deferment, Other includes $8.8 million of general medical and surgical hospitals and $2.7 million of multi-family real estate.  The interest-only deferment for Other includes car washes of $5.2 million and $13 million of industrial commercial real estate.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

On January 1, 2019, six offices of Bank of Geneva, located in the Indiana counties of Adams, Allen and Jay, were merged with and into The Farmers & Merchants State Bank.  The Bank has continued its expansion strategy and the new offices have provided new growth opportunities.

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

All loan requests are reviewed as to credit worthiness and are subject to the Bank's underwriting guidelines as to secured versus unsecured credit. Secured loans are in turn subject to loan to value (LTV) requirements based on collateral types as set forth in the Bank's Loan Policy and described more thoroughly below on the basis of general loan type. In addition, credit scores of those seeking consumer credit are reviewed and if they do not meet the Bank's Loan Policy guidelines an additional officer approval is required.

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

At June 30, 2020, we had 371 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

RECENT REGULATORY DEVELOPMENTS

The Bank remains attentive to the current regulatory environment in light of the regulatory agencies’ risk-based approach to examinations.  Regulatory changes and the complexity of new and amended rules have resulted in challenges and uncertainties which could pose an increased risk of noncompliance.  Various significant mortgage rules require monitoring by means of testing, validation of results, additional training, and further research or consultation to assist with ongoing compliance.

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

(Continued)

to manage and mitigate the unprecedented impact of the COVID-19 pandemic on business operations. Regulatory agencies promote prudent and practical efforts to assist customers and communities during this national emergency. Such assistance to alleviate the financial impact on affected customers can involve modification of loan terms for existing borrowers, waiver of certain fees and charges, providing small dollar loans, and offering forbearance and payment deferrals on mortgage loan obligations due to financial hardship. Legislation enacted in March 2020 has provided the Families First Coronavirus Response Act (FFCRA) and CARES Act. The FFCRA which is effective through December 31, 2020, provides for a paid leave for employees (of employers with fewer than 500 employees) who must quarantine due to the coronavirus, are caring for a sick family member, or caring for a child out of school. It significantly expands existing protections currently available to employees who take leave to care for a sick family member. The CARES Act, among other matters, resulted in expansion of SBA Lending Programs; provided for a financial election to suspend GAAP principles and regulatory determinations for COVID-19 related loan modifications that would otherwise be deemed Trouble Debt Restructuring; gave the FDIC authority to establish a temporary Debt Guarantee Program for bank liabilities; delayed Current Expected Credit Losses (CECL) compliance; reduced the Community Bank Leverage Ratio to 8% to eliminate risk-based capital compliance for banks under $10 billion; required credit furnishers that agree to deferred loan payments, forbearance on a delinquent account, or any other relief during the national emergency to report accounts as current to Credit Reporting Agencies; and defined forbearance requirements and terms for single family and multi-family loans backed by federal government agencies or government sponsored entities due to COVID-19 financial hardship. Of immediate and significant importance has been the rollout of the SBA Paycheck Protection Program (PPP).  The PPP authorized lending of up to $350 billion in 100% guaranteed 7(a) loans to cover payroll costs, interest on mortgage payments, rent obligations, and utilities.  The PPP provides a guaranteed loan for which a portion of the loan up to or equal to 8 weeks of covered payroll and specific operating expenses can be forgiven. The maximum loan size is capped at the lessor of 250% of the average monthly payroll costs or $10 million.

In April, legislation known as the Paycheck Protection Program and Health Care Enhancement Act provided additional funding to replenish and supplement key programs under the CARES Act.  Included in this legislation was the extension of the PPP with an additional $320 billion in funding.  At least $60 billion of this funding was to be set aside for small and midsize banks and community lenders. Since April, the SBA has issued various Interim Final Rules to supplement and clarify matters involving the PPP. The Paycheck Protection Program Flexibility Act of 2020 (PPPFA) was enacted in early June 2020. This provided more flexibility to Borrowers regarding use of PPP loan funds. Certain provisions were retroactive to the date of the CARES Act and all PPP loans. Among these provisions were the extension of the covered period of the loan, extension of the forgiveness period, deferral of payments based on the loan forgiveness period, reduction in the minimum that must be spent for payroll costs, extended date by which employees must be rehired, and removal restrictions on payroll tax deferral. The term for subsequent PPO loans made after enactment of the PPPFA was extended to five years from two. A greater focus is now directed to aiding PPP borrowers in navigating the loan forgiveness process. Further legislation and regulatory guidance may result depending on the duration of the COVID-19 spread and subsequent economic impact to customers, communities, businesses, and industry sectors.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At June 30, 2020 OREO property holdings were $135 thousand. OREO totaled $214 thousand and $329 thousand as of December 31, 2019 and June 30, 2019 respectively.

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

The Bank’s mortgage servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included in other assets on the Company's consolidated balance sheet. The mortgage servicing rights are then amortized as noninterest expense in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank's balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party's valuation of the mortgage servicing rights is based on relevant characteristics of the Bank's loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. Management, with the advice from its third-party valuation firm, reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter's analysis related to the mortgage servicing asset. In addition,

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

based upon the independent third party's valuation of the Bank's mortgage servicing rights, management then establishes a valuation allowance by each stratum, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Bank's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In spite of the ongoing COVID-19 pandemic, the Company plans to continue in its growth mode in 2020 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits, sale of securities or borrowings. Growing deposits will also be a focus especially in our newer markets. The Bank offers the Insured Cash Sweep (“ICS”) product accessed through the Promontory network of financial institutions which helps to reduce the amount of pledged securities.  This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth. Competition for deposits is intense with most competitors offering “special” rates for specific terms.

Liquidity in terms of cash and cash equivalents ended $34.1 million higher as of June 30, 2020 than it was at yearend December 31, 2019. An increase in deposits helped to fund the $123 million increase in net loans since yearend 2019. Commercial real estate, consumer real estate, commercial and industrial and consumer portfolios increased compared to December 31, 2019.  The remaining two portfolios decreased by approximately the same amount compared to yearend.

In comparing to the same prior year period, the June 30, 2020 (net of deferred fees and cost) loan balances of $1.3 billion accounted for $253.6 million or 23.2% increase when compared to 2019’s $1.1 billion.  The year over year improvement was made up of a combined increase of 108.8% in commercial and industrial related loans (comprised of 32.9% in commercial real estate loans and 75.9% in non-real estate commercial loans).  PPP loans of approximately $87 million are included in the non-real estate commercial portfolio.  Consumer real estate loans increased by 9.2%, consumer loans by 2.4% and other loans by 32.3%.  Agricultural related loans (comprised of an increase of 0.4% in agricultural real estate and a decrease of 5.5% in non-real estate agricultural loans) decreased 5.1% year over year.  The Company credits the growth to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of June 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	June 30, 2020	June 30, 2019	June 30, 2018
	Amount	Amount	Amount
Consumer Real Estate	$173,615	$158,957	$82,368
Agricultural Real Estate	194,310	193,616	69,676
Agricultural	107,615	113,906	104,980
Commercial Real Estate	588,176	442,538	410,886
Commercial and Industrial	221,034	125,673	116,439
Consumer	50,259	49,100	40,595
Other	9,714	7,341	6,071

Total Loans, net	$1,344,723	$1,091,131	$831,015

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of June 30, 2020.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$3,946	$29,040	$141,165
Agricultural Real Estate	5,907	6,236	183,375
Agricultural	61,174	33,692	12,588
Commercial Real Estate	40,547	286,755	262,246
Commercial and Industrial	55,600	149,927	18,308
Consumer	4,993	33,994	11,058
Other	2,139	792	677

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2018, 2019, and 2020. The security portfolio increased $14 million in the first six months of 2020 from yearend 2019. The amount of pledged investment securities decreased by $1.4 million as compared to yearend and increased $1.2 million as compared to June 30, 2019. Liquidity is improved with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of June 30, 2020, pledged investment securities totaled $87.4 million.  The current portfolio is in a net unrealized gain position of $6.8 million.

For the Bank, an additional $3.1 million is also available from the Federal Home Loan Bank based on current amounts of pledged collateral, with up to $51 million available in additional borrowings provided adequate additional collateral is pledged.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $148.1 million of unsecured borrowing capacity through its correspondent banks.

Overall total assets increased 11.0% since yearend 2019 and grew 16.6% since June 30, 2019. The largest growth in both periods was in the loan portfolios followed by cash and equivalents in 2020 and securities in 2019.  COVID-19 has not had an impact on Goodwill at this point but will continue to be monitored going forward.

Deposits accounted for the largest growth within liabilities, up 14.7% or $189 million since yearend and 18.9% or $235 million over June 30, 2019 balances. As stated previously, the growth of deposits correlated to a flight to safety as the stock market experienced great volatility.  Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $10 million as of the second quarter of 2020 compared to yearend 2019, as earnings exceeded dividend declarations during the six months ended June 30, 2020. Accumulated other comprehensive income increased in gain position by $4.3 million from December 2019 to an unrealized gain of $5.4 million at June 30, 2020.   Dividends declared were the same as fourth quarter 2019 and first quarter 2020 at $0.16 per share.  Compared to June 30, 2019, shareholders’ equity increased 7.3% or $16.3 million.  Profits are lower year-to-date June 2020 than year-to-date June 2019 by $495 thousand.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement increased to 2.5% for calendar year 2019.  As of June 30, 2020, the Company and the Bank are both positioned well above the 2019 requirement.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.44%
Risk Based Capital Tier I	11.12%
Total Risk Based Capital	11.86%
Stockholders' Equity/Total Assets	12.14%
Capital Conservation Buffer	3.86%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2020 and 2019

Interest Income

When comparing second quarter 2020 to second quarter 2019, average loan balances grew $214.1 million with PPP loans accounting for $87.2 million of the increase. This represented a 19.3% increase in a one-year time period. Interest income on loan balances experienced a decrease of $531 thousand as compared to the quarter ended June 30, 2019 which included $2.0 million for the reversal of the estimated credit loss associated with the payoff of two purchase credit-impaired loans.  Net fee income for the PPP loans is recognized on a straight line basis over 24 months and will be accelerated upon payoff.  PPP loan income for the quarter included interest income of $169.9 thousand and net fee income of $318.2 thousand.

The available-for-sale securities portfolio increased in average balances by $8.5 million when comparing to the previous year while the income decreased $67 thousand over second quarter.  Fed Funds sold and interest-bearing deposits increased in average balances by $5.8 million as compared to the same quarter in 2019 with decreased income of $412 thousand for the current quarter due to much lower interest rates.

In spite of the increase in the average balances of the Bank’s average earning assets, overall total interest income for the quarter comparisons was lower for second quarter 2020 by 5.5% or $1.0 million as compared to second quarter 2019.  Decreases in the prime lending rate between the periods also contributed to the decrease in interest income and rate yield.

Annualized yield, for the quarter ended June 30, 2020, was 4.25% as compared to 5.25% for the quarter ended June 30, 2019. The following charts demonstrate the value of increased loan balances in the balance sheet mix, as well as the impact on the changes in interest rates.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended June 30, 2020		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2020	June 30, 2019
Loans	$1,321,405	$16,192	4.90%	6.04%
Taxable investment securities	189,977	931	1.96%	2.20%
Tax-exempt investment securities	21,915	105	2.43%	2.56%
Fed funds sold & other	93,041	45	0.19%	2.10%
Total Interest Earning Assets	$1,626,338	$17,273	4.25%	5.25%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Change in Interest Income Quarter to Date June 30, 2020 Compared to June 30, 2019

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$(531)	$2,625	$(3,156)
Taxable investment securities	(2)	99	(101)
Tax-exempt investment securities	(65)	(71)	6
Fed funds sold & other	(412)	3	(415)
Total Interest Earning Assets	$(1,010)	$2,656	$(3,666)

Interest Expense

Offsetting the decrease in interest income for the quarter was the decrease in interest expense in 2020.  Second quarter 2020 was lower by $1.1 million compared to second quarter 2019. Since 2019, average interest-bearing deposit balances have increased $145.7 million or 11.4% and the Company recognized approximately $1.1 million less in interest expense for the most recent quarter.  The prime rate has dropped 150 basis points to date in 2020. Management has adjusted deposit rates accordingly.  Interest expense on FHLB borrowings was down $12 thousand in the second quarter 2020 over the same time frame in 2019 due to borrowings taken on from the Limberlost acquisition being repaid.

	(In Thousands)
	Quarter to Date Ended June 30, 2020		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2020	June 30, 2019
Savings deposits	$859,644	$954	0.44%	1.12%
Other time deposits	269,897	1,300	1.93%	2.01%
Other borrowed money	23,496	257	4.38%	4.36%
Fed funds purchased & securities
sold under agreement to repurchase	$30,300	$187	2.47%	2.15%
Total Interest Bearing Liabilities	$1,183,337	$2,698	0.91%	1.45%

Change in Interest Expense Quarter to Date June 30, 2020 Compared to June 30, 2019

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(1,052)	$156	$(1,208)
Other time deposits	(33)	23	(56)
Other borrowed money	(12)	(13)	1
Fed funds purchased & securities
sold under agreement to repurchase	46	25	21
Total Interest Bearing Liabilities	$(1,051)	$191	$(1,242)

Overall, net interest spread for the second quarter 2020 was 46 basis points lower than last year.  As the following chart indicates, the decline in yields on interest earning assets was greater than the decline in the cost of funds when comparing to the same period a year ago.

	June 30, 2020	June 30, 2019	June 30, 2018
Interest/Dividend income/yield	4.25%	5.25%	4.41%
Interest Expense/cost	0.91%	1.45%	0.79%
Net Interest Spread	3.34%	3.80%	3.62%
Net Interest Margin	3.59%	4.17%	3.83%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Net Interest Income

Net interest income was only up $41 thousand for the second quarter 2020 over the same time frame in 2019 with the decrease in loan interest income offset by lower interest expense, as previously mentioned.  As the new loans added in 2019 and 2020 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits has and will continue to put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations - Second Quarter 2020 to Second Quarter 2019

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The commercial and industrial and consumer loan portfolios accounted for the largest component of charge-offs while the consumer portfolio accounted for the largest component of recoveries for second quarter of 2020 and 2019.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $1.4 million higher for the second quarter 2020 as compared to the same quarter 2019.  Provision for loan loss was increased due to the uncertainty related to COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  Due to the governors’ prior closure of non-essential businesses in many states, including restaurants (except for carryout and delivery), hair salons, and retail establishments, the risk in those industries has increased.  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown.  Increases to the Bank’s ALLL for the second quarter of 2020, centered around current customers and businesses that are particularly vulnerable due to the stay at home order and qualitative factors, were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $109 thousand higher in second quarter 2020 than the same quarter 2019.  Recoveries were $26 thousand higher in second quarter 2020 as compared to second quarter 2019.  Combined net charge-offs were $83 thousand higher in second quarter 2020 than the same time period 2019. Past due loans, which include no deferrals related to COVID-19, decreased $809 thousand at June 30, 2020 as compared to June 30, 2019.  The majority of the change is attributed to the decrease of past due balances in the agricultural and agricultural real estate portfolios with an increase in the consumer real estate portfolio.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended June 30, 2020, 2019, and 2018.

	(In Thousands)
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Loans, net	$1,344,723	$1,091,131	$831,015
Daily average of outstanding loans	$1,321,405	$1,107,271	$833,932

Allowance for Loan Losses - April 1,	$8,533	$6,636	$6,800
Loans Charged off:
Consumer Real Estate	-	14	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	8	-	1
Commercial and Industrial	165	-	100
Consumer	64	114	81
	237	128	182
Loan Recoveries:
Consumer Real Estate	2	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	1	3
Commercial Real Estate	2	3	2
Commercial and Industrial	6	5	3
Consumer	58	33	31
	68	42	39
Net Charge Offs	169	86	143
Provision for loan loss	1,569	133	132
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	9,933	6,683	6,789
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	605	370	315
Total Allowance for Credit Losses - June 30,	$10,538	$7,053	$7,104
Ratio of net charge-offs to average Loans outstanding	0.01%	0.01%	0.02%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	117.24%	375.51%	751.49%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Loans classified as nonaccrual were higher as of June 30, 2020 at $8.5 million as compared to $1.3 million as of June 30, 2019.  The majority of the increase wa in the agricultural real estate, consumer real estate and commercial and industrial portfolios.

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

The following table presents the balances for allowance for loan losses by loan type for six months ended June 30, 2020 and June 30, 2019.

	(In Thousands)		(In Thousands)
	June 30, 2020		June 30, 2019
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$570	12.91%	$275	14.57%
Agricultural Real Estate	813	14.45%	340	17.74%
Agricultural	1,036	8.00%	756	10.44%
Commercial Real Estate	4,458	43.74%	3,320	40.56%
Commercial and Industrial	2,423	17.16%	1,461	12.19%
Consumer	561	3.74%	526	4.50%
Unallocated	72	0.00%	5	0.00%
Allowance for Loan & Lease Losses	9,933		6,683
Off Balance Sheet Commitments	605		370
Total Allowance for Credit Losses	$10,538		$7,053

Noninterest Income

Noninterest income was up $345 thousand for the second quarter 2020 over the same time frame in 2019.  The Company has seen an increase in its mortgage production volume and the gain on the sale of these loans was $168 thousand higher for the second quarter 2020 over the same period in 2019. Loan originations on loans held for sale for the second quarter 2020 were $70.7 million with proceeds from sale at $62.5 million for 2020 compared to 2019’s second quarter activity of $17.3 million in originations and $15.9 million in sales.  The increase in loan originations was driven by the refinance activity associated with the reduction in interest rates.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Combined service fees increased by $177 thousand as compared to second quarter 2019.  Service fee income for 1-4 family and agricultural real estate loans increased by $199 thousand, mortgage release fees increased $160 thousand, servicing rights income increased $261 thousand and debit card income increased by $97 thousand over the same quarter in 2019.  The additional fee income was offset by a decrease in overdraft and returned check charges of $350 thousand, miscellaneous service charges of $99 thousand and credit card fees of $51 thousand.

The Bank may see an impact in some of the line items such as interchange fee income and overdraft fees going forward; however, we do see additional income being derived from home loan activity.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the second quarter of 2020 and 2019, mortgage servicing rights caused a net $68 thousand in income. The higher capitalized additions for 2020 are attributed to a higher loan origination level of 1-4 families. A lower interest rate environment has helped to generate the mortgage refinance activity. For loans of 15 years and less, the value was 0.538% in the second quarter 2020 versus 1.19% in second quarter 2019. For loans over 15 years, the value was 0.716% versus 1.34% for the same periods respectively. The carrying value is well below the market value of $3.5 million which indicates any large expense to fund the valuation allowance to be unlikely in 2020.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2020	2019	2020	2019
Beginning Balance	$2,672	$2,397	$2,629	$2,385
Capitalized Additions	424	173	599	260
Amortization	(356)	(105)	(488)	(180)
Ending Balance, June 30,	2,740	2,465	2,740	2,465
Valuation Allowance	-	-	-	-
Mortgage Servicing Rights net, June 30,	$2,740	$2,465	$2,740	$2,465

Noninterest Expense

For the second quarter 2020, noninterest expenses were $682 thousand higher than for the same quarter in 2019.  Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $260 thousand in total which was comprised of increased salaries of $265 thousand and decreased benefits of $5 thousand.  Furniture and equipment expenses decreased $13 thousand from the prior year primarily due to an increase in depreciation of $44 thousand and a decrease in maintenance contracts of $51 thousand.  Data processing charges increased $32 thousand for second quarter 2020.  Building occupancy costs decreased $50 thousand and advertising decreased $117 thousand for the quarter. Franchise taxes increased $140 thousand over second quarter 2019 with the increase in equity due to the issuance of stock in the Bank of Geneva acquisition.  Consulting fees and other general and administrative expenses were up $122 thousand and $88 thousand respectfully as compared to second quarter 2019.

Income Taxes

Federal income tax expense was $356 thousand lower for the second quarter 2020 compared to the same quarter in 2019.  Effective tax rates were 19.10% and 19.43% for second quarter 2020 and 2019 respectively.  The lower effective tax rate for second quarter 2020 equated to a decrease in federal income tax expense of only $20 thousand with the remainder attributed to the decrease in pre-tax income.

Net Income

Results overall, net income in the second quarter of 2020 was down $1.4 million as compared to the same quarter last year.  Second quarter 2020 included an additional $1.4 million of loan loss provision as compared to second quarter 2019.  Second quarter 2019 included $1.6 million tax adjusted for the reversal of the estimated credit loss associated with the payoff of two purchase credit-impaired loans As discussed previously, the long-term effects of COVID-19 and the ability of borrowers to make timely payments are unknown at this time.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for six month periods ended June 30, 2020 and 2019

Interest Income

Higher loan balances created the improvement in the interest income for the first six months of  2020 as compared to the first six months of 2019.  Interest income rose 1.7% or $592 thousand while interest income from loans accounted for the majority of the increase. Contributing to the improvement was an increase in securities income of $374 thousand offset by a decrease in income from Fed Funds sold and interest-bearing deposits of $454 thousand over 2019. The asset yield decreased by 59 basis points to 4.44% for the first six months of 2020 compared to the first six months of 2019’s 5.03%.  The 2019 yield was

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

favorably impacted by the $2.0 million reversal of the fair value adjustment from the payoff of the purchased credit-impaired loans.

With each quarter of 2020, the loan growth has provided an offset to the overall decline in asset yield. The growth factor contribution is shown in the charts which follow.

The average interest earning asset base was $204.4 million higher in the first six months 2020 than the first six months of 2019, an increase of approximately 15.0%.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended June 30, 2020		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2020	June 30, 2019
Loans	$1,279,127	$32,075	5.02%	5.67%
Taxable investment securities	190,067	2,252	2.37%	2.21%
Tax-exempt investment securities	25,374	237	2.36%	2.53%
Fed funds sold & other	71,927	173	0.48%	2.11%
Total Interest Earning Assets	$1,566,495	$34,737	4.44%	5.03%

Change in Interest Income Year to Date June 30, 2020 Compared to June 30, 2019

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$672	$4,302	$(3,630)
Taxable investment securities	477	346	131
Tax-exempt investment securities	(103)	(103)	-
Fed funds sold & other	(454)	30	(484)
Total Interest Earning Assets	$592	$4,575	$(3,983)

Interest Expense

Interest expense was lower for the first six months of 2020 compared to the first six months of 2019. At $6.1 million, the first six months of 2020 was down $725 thousand as compared to the same time period 2019 or 10.6%.

The average balance of interest-bearing liabilities was higher by $143.4 million in 2020 than the first six months of 2019. Interest bearing deposits increased $141.1 million while Fed Funds purchased, and securities sold under agreement to repurchase increased by $4.6 million. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 30 basis points decrease in the cost of funds at 1.06% for the first six months of 2020 as compared to 2019’s 1.36%.

The change chart below shows the decreased cost was driven more by rate than volume.

	(In Thousands)
	Year to Date Ended June 30, 2020		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2020	June 30, 2019
Savings deposits	$816,610	$2,439	0.60%	1.02%
Other time deposits	273,738	2,716	1.98%	1.90%
Other borrowed money	24,141	523	4.33%	4.21%
Fed funds purchased & securities
sold under agreement to repurchase	34,627	431	2.49%	2.17%
Total Interest Bearing Liabilities	$1,149,116	$6,109	1.06%	1.36%

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Change in Interest Expense Year to Date June 30, 2020 Compared to June 30, 2019

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(1,094)	$362	$(1,456)
Other time deposits	297	196	101
Other borrowed money	(33)	(49)	16
Fed funds purchased & securities
sold under agreement to repurchase	105	57	48
Total Interest Bearing Liabilities	$(725)	$566	$(1,291)

Net Interest Income

Overall, net interest spread figures for the first six months of 2020 were down from 2019 by 29 basis points and down 19 basis points from 2018. Net interest margin for the first six months of 2020 was lower than the same period 2019 and 2018. As the chart below illustrates, lower yields on interest and dividend income were only partially offset by lower interest expense resulting in total net interest margin down 36 basis points since the first six months of 2019 and under the first six months of 2018 by 11 basis points.

	June 30, 2020	June 30, 2019	June 30, 2018
Interest/Dividend income/yield	4.44%	5.03%	4.35%
Interest Expense/cost	1.06%	1.36%	0.78%
Net Interest Spread	3.38%	3.67%	3.57%
Net Interest Margin	3.67%	4.03%	3.78%

Net interest income was up $1.3 million in the first six months of 2020 over the same time frame in 2019 due to the increase in loan income and lower interest expense as previously mentioned. New loans added in 2019 and 2020 will continue to generate more income, while deposit pressure is expected to continue to increase on the expense side.

Comparison of Results of Noninterest Earnings and Expenses for six month periods ended June 30, 2020 and 2019

Provision Expense

Total provision for loan losses was $2.8 million higher for the first six months 2020 than for the first six months 2019 attributable primarily to the uncertainties associated with COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  Due to the governors’ prior closure of non-essential businesses in many states, including restaurants (except for carryout and delivery), hair salons, and retail establishments, the risk in those industries has increased.  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown.  Increases to the Bank’s ALLL for the first six months of 2020, centered around current customers and businesses that are particularly vulnerable due to the stay at home order and qualitative factors, were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $66 thousand higher in the first six months of 2020 compared to the same period 2019.  Recoveries were $27 thousand higher in the first half of 2020 as compared to first half of 2019.  Combined net charge-offs were $39 thousand higher in the six months ended June 2020 as compared to the same time period 2019. Management continues to evaluate the potential financial implications resulting from COVID-19 and adjusts ALLL qualitative factors as necessary.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for six months ended June 30, 2020, 2019, and 2018.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

	(In Thousands)
	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Loans, net	$1,344,723	$1,091,131	$831,015
Daily average of outstanding loans	$1,279,127	$1,107,649	$829,545

Allowance for Loan Losses - January 1,	$7,228	$6,775	$6,868
Loans Charged off:
Consumer Real Estate	35	56	34
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	8	-	16
Commercial and Industrial	165	-	100
Consumer	193	279	177
	401	335	327
Loan Recoveries:
Consumer Real Estate	5	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	2	6
Commercial Real Estate	5	5	4
Commercial and Industrial	9	8	6
Consumer	88	65	60
	107	80	76
Net Charge Offs	294	255	251
Provision for loan loss	2,999	163	172
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	9,933	6,683	6,789
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	605	370	315
Total Allowance for Credit Losses - June 30,	$10,538	$7,053	$7,104
Ratio of net charge-offs to average Loans outstanding	0.02%	0.02%	0.03%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	117.24%	375.51%	751.49%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans past 90 days not on nonaccrual.

In comparing past due balances of loans 30+ days, June 30, 2020 balances were $3.6 million as compared to June 30, 2019 balances of $4.4 million. Net charge-offs were also slightly higher at $294 thousand for the first six months of 2020 compared to the first six months of 2019’s $255 thousand.

Noninterest Income

Noninterest income for the first six months 2020 increased over the first six months of 2019 by $772 thousand.  Combined service fees increased by $189 thousand with increased debit card income of $195 thousand, servicing rights income of $348 thousand and mortgage release fees of $217 thousand.  Overdraft and returned check income decreased $352 thousand and miscellaneous service fees decreased $178 thousand.  Gain on sale of loans showed a $293 thousand increase over the first six months of 2019.  The Company did sell some of its available-for-sale securities in first quarter 2020 and recognized a gain of $270 thousand.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Noninterest Expense

Through the first six months of 2020, noninterest expenses were $134 thousand lower than in the first six months of 2019.  2019 included $1.3 million of third party acquisition related costs incurred with the Limberlost transaction.  The first half of 2020 included an increase of $176 thousand in salaries and wages in addition to an increase of $78 thousand in employee benefits. The addition of the acquired offices, normal merit increases, increased restricted stock expense, increased medical costs and increased employer taxes related to the vesting of restricted stock awards have impacted 2020.  2019 included acquisition costs in these categories of $145 thousand.

Data processing fees were $825 thousand lower than last year with $868 thousand of the decrease acquisition related. A seven year contract extension was signed in the third quarter of 2016 which has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. We have already added additional products in 2020, mainly focused on mobile services and business deposit accounts.  Furniture and equipment was $49 thousand higher than 2019.  Increased depreciation for new offices and office transformations, along with decreased maintenance costs have led to this expense to increase over 2019.

General and administrative expenses were up only $11 thousand over the first six months of 2019.  Acquisition costs of $182 thousand were included in this line for 2019.  The largest increase was $97 thousand for audit, accounting and exam fees.  Miscellaneous NSF expenses were $46 thousand more than 2019.  The largest decrease for 2020 was in legal expenses.  These two line items on the income statement were down by $74 thousand over the first six months of 2019.  During the first half of 2019, legal acquisition expenses were $96 thousand. Travel and convention expenses were down $48 thousand as compared to 2019.

Income Taxes

Federal income tax expense was $118 thousand lower for the first six months of 2020 compared to the first six months of 2019.  Effective tax rates were 18.92% and 18.94% for the first six months of 2020 and 2019 respectively.  The slightly lower effective tax rate for the first half of 2020 equaled a decrease in federal income tax expense of $2 thousand with the remainder of the decrease driven from decreased earnings.

Net Income

Overall, net income through the first six months of 2020 was down $495 thousand as compared to the first six months of 2019.  Provision for loan loss, which increased $2.8 million for the first half of 2020 as compared to the first half of 2019, was the largest contributor to the decreased net income.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

FORWARD LOOKING STATEMENTS

Statements contained in this portion of the Company's report may be forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by the use of words such as "intend," "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Such forward-looking statements are based on current expectations, but actual results may differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by the Company with the Securities and Exchange Commission from time to time.  Other factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank's market area, changes in relevant accounting principles and guidelines and other factors over which management has no control, including, but not limited to, the ongoing impact of the COVID-19 pandemic.  The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results differ from those projected in the forward-looking statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.08%	-18.42%	Rising	3.00%	47,590	-20.05%
3.27%	-13.31%	Rising	2.00%	51,055	-14.23%
3.48%	-7.73%	Rising	1.00%	54,715	-8.08%
3.77%	0.00%	Flat	0.00%	59,524	0.00%
3.65%	-3.29%	Falling	-1.00%	58,580	-1.59%
3.45%	-8.58%	Falling	-2.00%	56,270	-5.47%
3.23%	-14.39%	Falling	-3.00%	53,587	-9.97%

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

The shock chart currently shows a tightening in net interest margin over the next twelve months in both a rising rate and falling rate environment.  Due to the existence of such a low rate environment, the model does not predict expansion of net interest margin at any level.  Cost of funds are at 0.91% for the quarter and 1.05% for the year so the lowest shock of 100 basis points is where the Bank can take full advantage and reprice funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  The negative impact in a rising rate environment is partially caused by a timing issue on the ability to reprice assets as quickly as liabilities.  The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4 CONTROLS AND PROCEDURES

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020 . There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Except as otherwise provided below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2020.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2020 to 4/30/2020	—		—		—	545,000

5/1/2020 to 5/31/2020	342	(2)	24.00	(2)	—	545,000

6/1/2020 to 6/30/2020	2,166	(2)	22.23	(2)	—	545,000
Total	2,508		22.47		—	545,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 17, 2020.  On that date, the Board of Directors authorized the repurchase of 550,000 common shares between January 17, 2020 and December 31, 2020.

(2)	Shares which were repurchased for taxes on vested stock awards are outside of this program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	July 29, 2020	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	July 29, 2020	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer