Form 10-Q
period 2020-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2020-10-28
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	11,158,701
Class	Outstanding as of October 23, 2020

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2020 and December 31, 2019	3

	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2020 and September 30, 2019	4

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2020 and September 30, 2019	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Nine Months Ended September 30, 2020 and September 30, 2019	6-7

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2020 and September 30, 2019	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46-66

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	67

Item 4.	Controls and Procedures	68

PART II.	OTHER INFORMATION	68

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68-69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

Signatures		71

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$46,395	$50,137
Federal funds sold	41,358	1,159
Total cash and cash equivalents	87,753	51,296
Interest-bearing time deposits	4,657	4,309
Securities - available-for-sale	259,041	222,293
Other securities, at cost	5,827	5,810
Loans held for sale	7,621	4,248
Loans, net	1,351,979	1,211,771
Premises and equipment	26,776	26,283
Construction in progress	-	68
Goodwill	47,340	47,340
Mortgage servicing rights	3,027	2,629
Other real estate owned	206	214
Bank owned life insurance	15,501	15,235
Other assets	16,872	15,834
Total Assets	$1,826,600	$1,607,330

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$330,845	$265,156
Interest-bearing
NOW accounts	534,792	423,655
Savings	392,059	322,973
Time	261,177	276,563
Total deposits	1,518,873	1,288,347
Federal funds purchased and securities sold under agreements to repurchase	29,859	48,073
Federal Home Loan Bank (FHLB) advances	17,724	24,806
Dividend payable	1,882	1,768
Accrued expenses and other liabilities	14,841	14,078
Total liabilities	1,583,179	1,377,072

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 9/30/20 and 12/31/19	81,577	81,535
Treasury stock - 1,071,299 shares 9/30/20, 1,093,065 shares 12/31/19	(12,397)	(12,456)
Retained earnings	168,381	160,081
Accumulated other comprehensive income	5,860	1,098
Total stockholders' equity	243,421	230,258
Total Liabilities and Stockholders' Equity	$1,826,600	$1,607,330

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2019, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest Income
Loans, including fees	$16,181	$15,202	$48,256	$46,605
Debt securities:
U.S. Treasury and government agencies	761	972	2,674	2,501
Municipalities	279	190	784	612
Dividends	36	69	107	233
Federal funds sold	4	120	15	319
Other	32	459	194	887
Total interest income	17,293	17,012	52,030	51,157
Interest Expense
Deposits	1,864	3,654	7,019	9,606
Federal funds purchased and securities sold under agreements to repurchase	174	201	605	527
Borrowed funds	231	257	754	813
Total interest expense	2,269	4,112	8,378	10,946
Net Interest Income - Before Provision for Loan Losses	15,024	12,900	43,652	40,211
Provision for Loan Losses	1,987	247	4,986	410
Net Interest Income After Provision for Loan Losses	13,037	12,653	38,666	39,801
Noninterest Income
Customer service fees	2,299	1,722	6,143	4,994
Other service charges and fees	879	1,179	2,622	3,311
Net gain on sale of loans	1,537	260	2,128	558
Net gain (loss) on sale of available-for-sale securities	-	-	270	(26)
Total noninterest income	4,715	3,161	11,163	8,837
Noninterest Expense
Salaries and wages	5,102	4,158	13,420	12,300
Employee benefits	1,566	1,331	4,461	4,148
Net occupancy expense	558	630	1,686	1,911
Furniture and equipment	875	720	2,383	2,179
Data processing	490	482	1,340	2,157
Franchise taxes	368	248	1,105	735
ATM expense	444	416	1,234	1,281
Advertising	411	587	979	1,229
Net (gain) loss on sale of other assets owned	(7)	22	(13)	65
FDIC assessment	194	-	410	194
Mortgage servicing rights amortization	296	149	784	329
Consulting fees	205	196	561	404
Other general and administrative	1,786	1,667	5,027	4,897
Total noninterest expense	12,288	10,606	33,377	31,829
Income Before Income Taxes	5,464	5,208	16,452	16,809
Income Taxes	1,054	933	3,133	3,130
Net Income	$4,410	$4,275	$13,319	$13,679
Basic and Diluted Earnings Per Share	$0.40	$0.38	$1.20	$1.23
Dividends Declared	$0.17	$0.15	$0.49	$0.45

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Income	$4,410	$4,275	$13,319	$13,679
Other Comprehensive Income (Net of Tax):
Net unrealized gain on available-for-sale securities	639	841	6,298	5,651
Reclassification adjustment for realized (gain) loss on sale of available-for-sale securities	-	-	(270)	26
Net unrealized gain on available-for-sale securities	639	841	6,028	5,677
Tax expense	134	176	1,266	1,192
Other comprehensive income	505	665	4,762	4,485
Comprehensive Income	$4,915	$4,940	$18,081	$18,164

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND NINE Months Ended September 30, 2020

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income	Equity
Balance - January 1, 2020	11,136,935	$81,535	$(12,456)	$160,081	$1,098	$230,258
Net income				4,105		4,105
Other comprehensive income					3,735	3,735
Purchase of treasury stock	(7,064)		(170)			(170)
Forfeiture of 450 shares of restricted stock	(450)	11	(10)	(2)		(1)
Stock-based compensation expense		298				298
Cash dividends declared - $0.16 per share				(1,768)		(1,768)
Balance - March 31, 2020	11,129,421	81,844	(12,636)	162,416	4,833	236,457
Net income				4,804		4,804
Other comprehensive income					522	522
Purchase of treasury stock	(2,508)		(56)			(56)
Stock-based compensation expense		290				290
Director stock award	2,112		24	24		48
Cash dividends declared - $0.16 per share				(1,768)		(1,768)
Balance - June 30, 2020	11,129,025	82,134	(12,668)	165,476	5,355	240,297
Net income				4,410		4,410
Other comprehensive income					505	505
Purchase of treasury stock	(6,875)		(150)			(150)
Issuance of 36,551 shares of restricted stock	36,551	(796)	421	377		2
Stock-based compensation expense		239				239
Cash dividends declared - $0.17 per share				(1,882)		(1,882)
Balance - September 30, 2020	11,158,701	$81,577	$(12,397)	$168,381	$5,860	$243,421

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
	.

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Net income	$13,319	$13,679
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,993	1,980
Amortization of premiums on available-for-sale securities, net	900	579
Amortization of servicing rights	784	329
Amortization of core deposit intangible	546	546
Net amortization (accretion) of fair value adjustments	382	(1,530)
Stock-based compensation expense	827	825
Director stock award	48	-
Deferred income taxes	(3)	(200)
Provision for loan loss	4,986	410
Gain on sale of loans held for sale	(2,128)	(558)
Originations of loans held for sale	(151,477)	(50,428)
Proceeds from sale of loans held for sale	150,130	48,543
(Gain) loss on sale of other assets owned	(13)	65
(Gain) loss on sales of securities available-for-sale	(270)	26
Change in other assets and other liabilities, net	(3,531)	5,750
Net cash provided by operating activities	16,493	20,016
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	67,137	34,384
Sales	11,843	11,100
Purchases	(110,330)	(44,936)
Activity in other securities, at cost:
Sales	-	237
Purchases	(17)	-
Change in interest-bearing time deposits	(348)	(535)
Proceeds from sale of other assets owned	92	371
Additions to premises and equipment	(2,407)	(2,805)
Loan originations and principal collections, net	(144,978)	(51,240)
Acquisition of Limberlost, net of cash received	-	(2,089)
Net cash used in investing activities	(179,008)	(55,513)
Cash Flows from Financing Activities
Net change in deposits	230,359	142,853
Net change in federal funds purchased and securities sold under agreements to repurchase	(18,214)	(2,125)
Repayment of FHLB advances	(7,493)	(23,938)
Purchase of treasury stock	(376)	(378)
Cash dividends paid on common stock	(5,304)	(4,688)
Net cash provided by financing activities	198,972	111,724
Net Increase in Cash and Cash Equivalents	36,457	76,227
Cash and Cash Equivalents - Beginning of year	51,296	38,365
Cash and Cash Equivalents - End of period	$87,753	$114,592

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2020	September 30, 2019
Supplemental Information
Cash paid during the period for:
Interest	$7,970	$9,962
Income taxes	$4,700	$2,345
Noncash investing activities:
Transfer of loans to other real estate owned	$71	$187
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

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that are expected for the year ended December 31, 2020.  The condensed consolidated balance sheet of the Company as of December 31, 2019, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet as of December 31, 2019 and September 30, 2020.  The amounts of loans at December 31, 2019 and September 30, 2020 are as follows:

2019
(In Thousands)
Balance - January 1, 2019
Commercial	$4,094
Consumer RE	231
Consumer	71
Carrying amount, net of fair value adjustment of $2,118	$2,278

Balance - December 31, 2019
Commercial	$106
Consumer RE	-
Consumer	-
Carrying amount, net of fair value adjustment of $62	$44

Balance - September 30, 2020
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

The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $62 thousand at December 31, 2019, zero at September 30, 2020 and $2.118 million on January 1, 2019.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$1,871	$2,329	$2,021	$2,544
Additions	-	-	2	6
Accretion	(107)	(112)	(321)	(2,316)
Reclassification from nonaccretable difference	-	34	62	2,019
Disposals	(5)	(6)	(5)	(8)
Ending Balance	$1,759	$2,245	$1,759	$2,245

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

The amortization expense for the nine months ended September 30, 2019 was $546 thousand.  Of the $721 thousand to be expensed in 2020, $546 thousand has been expensed for the nine months ended September 30, 2020.  Annual amortization of core deposit intangible assets is as follows:

	(In Thousands)	(In Thousands)	(In Thousands)
	Custar	Geneva	Total
2020	$161	$560	$721
2021	-	560	560
2022	-	560	560
2023	-	560	560
2024	-	560	560
2025	-	560	560
	$161	$3,360	$3,521

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2020 and December 31, 2019, are as follows:

	(In Thousands)
	September 30, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$3,000	$4	$-	$3,004
U.S. Government agencies	88,120	1,952	(10)	90,062
Mortgage-backed securities	100,858	2,153	(31)	102,980
State and local governments	59,646	3,355	(6)	62,995
Total available-for-sale securities	$251,624	$7,464	$(47)	$259,041

	(In Thousands)
	December 31, 2019
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$10,023	$10	$(12)	$10,021
U.S. Government agencies	61,882	584	(21)	62,445
Mortgage-backed securities	94,998	426	(227)	95,197
State and local governments	54,001	749	(120)	54,630
Total available-for-sale securities	$220,904	$1,769	$(380)	$222,293

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2020
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	(10)	14,010	-	-	(10)	14,010
Mortgage-backed securities	(31)	11,298	-	-	(31)	11,298
State and local governments	(6)	1,061	-	-	(6)	1,061
Total available-for-sale securities	$(47)	$26,369	$-	$-	$(47)	$26,369

	(In Thousands)
	December 31, 2019
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(12)	$5,030	$(12)	$5,030
U.S. Government agencies	(16)	10,549	(5)	10,745	(21)	21,294
Mortgage-backed securities	(102)	27,696	(125)	11,332	(227)	39,028
State and local governments	(120)	16,845	-	-	(120)	16,845
Total available-for-sale securities	$(238)	$55,090	$(142)	$27,107	$(380)	$82,197

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

Below are the gross realized gains and losses for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2020	2019	2020	2019
Gross realized gains	$-	$-	$270	$16
Gross realized losses	-	-	-	(42)
Net realized gains (losses)	$-	$-	$270	$(26)
Tax expense (benefit) related to net realized gains (losses)	$-	$-	$57	$(5)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$9,390	$9,410
After one year through five years	49,534	50,784
After five years through ten years	84,035	87,646
After ten years	7,807	8,221
Total	$150,766	$156,061
Mortgage-backed securities	100,858	102,980
Total	$251,624	$259,041

Investments with a carrying value of $87.1 million and $88.8 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $5.8 million as of September 30, 2020 and December 31, 2019, in addition to Ohio Equity Fund for Housing Limited Partnership of $38 thousand and $21 thousand as of  September 30, 2020 and December 31, 2019.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  September 30, 2020 and December 31, 2019 are summarized below:

	(In Thousands)
Loans:	September 30, 2020	December 31, 2019
Consumer Real Estate	$175,963	$165,349
Agricultural Real Estate	192,883	199,105
Agricultural	103,330	111,820
Commercial Real Estate	595,146	551,309
Commercial and Industrial	238,175	135,631
Consumer	53,320	49,237
Other	9,030	8,314
	1,367,847	1,220,765
Less: Net deferred loan fees and costs	(3,985)	(1,766)
	1,363,862	1,218,999
Less: Allowance for loan losses	(11,883)	(7,228)
Loans - Net	$1,351,979	$1,211,771

Other loans primarily fund public improvement in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2020:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$128,976	$46,987
Agricultural Real Estate	101,191	91,692
Agricultural	89,810	13,520
Commercial Real Estate	446,886	148,260
Commercial and Industrial	210,588	27,587
Consumer	49,050	4,270
Other	8,976	54

As of September 30, 2020 and December 31, 2019 one to four family residential mortgage loans amounting to $40.5 million and $42.1 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of September 30, 2020 and December 31, 2019, net of deferred loan fees and costs:

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$80	$33	$-	$113	$175,482	$175,595	$-
Agricultural Real Estate	-	-	-	-	192,577	192,577	-
Agricultural	-	-	-	-	103,476	103,476	-
Commercial Real Estate	169	-	-	169	593,767	593,936	-
Commercial and Industrial	-	-	-	-	244,823	244,823	-
Consumer	34	8	-	42	53,413	53,455	-

Total	$283	$41	$-	$324	$1,363,538	$1,363,862	$-

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$355	$70	$-	$425	$164,266	$164,691	$-
Agricultural Real Estate	-	107	-	107	198,752	198,859	-
Agricultural	78	7	-	85	111,864	111,949	-
Commercial Real Estate	-	-	-	-	550,082	550,082	-
Commercial and Industrial	201	267	-	468	143,541	144,009	-
Consumer	54	-	-	54	49,355	49,409	-

Total	$688	$451	$-	$1,139	$1,217,860	$1,218,999	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2020 and December 31, 2019:

	(In Thousands)
	September 30, 2020	December 31, 2019

Consumer Real Estate	$1,523	$1,209
Agricultural Real Estate	3,775	88
Agricultural	517	1,769
Commercial Real Estate	685	37
Commercial & Industrial	1,328	288
Consumer	42	9
Total	$7,870	$3,400

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of September 30, 2020 (Refer to the table in the COVID-19 section for deferrals impacted by the Coronavirus Aid, Relief and Economic Security Act (CARES Act.) and December 31, 2019:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
September 30, 2020
1-2	$12,929	$4,631	$11,389	$89,381	$-
3	38,127	26,818	164,410	26,846	4,716
4	112,786	69,383	402,362	110,393	4,314
5	10,387	1,991	10,631	4,143	-
6	18,348	653	5,144	4,131	-
7	-	-	-	899	-
8	-	-	-	-	-
Total	$192,577	$103,476	$593,936	$235,793	$9,030

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2019
1-2	$14,655	$4,093	$7,860	$3,844	$-
3	33,951	36,913	131,780	19,790	3,168
4	116,834	65,414	401,404	103,527	5,146
5	14,836	2,300	3,699	2,465	-
6	18,583	3,229	5,339	4,983	-
7	-	-	-	1,086	-
8	-	-	-	-	-
Total	$198,859	$111,949	$550,082	$135,695	$8,314

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2020 and December 31, 2019.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	September 30, 2020	December 31, 2019
Grade
Pass	$172,132	$160,930
Special Mention (5)	1,234	415
Substandard (6)	2,229	3,346
Doubtful (7)	-	-
Total	$175,595	$164,691

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Performing	$3,430	$4,076	$49,868	$44,831
Nonperforming	-	15	157	487
Total	$3,430	$4,091	$50,025	$45,318

Information about impaired loans as of September 30, 2020, December 31, 2019 and September 30, 2019 are as follows:

		(In Thousands)
	September 30, 2020	December 31, 2019	September 30, 2019

Impaired loans without a valuation allowance	$5,134	$2,420	$1,914
Impaired loans with a valuation allowance	10,125	641	1,314
Total impaired loans	$15,259	$3,061	$3,228
Valuation allowance related to impaired loans	$1,198	$197	$187
Total non-accrual loans	$7,870	$3,400	$3,275
Total loans past-due ninety days or more and still accruing	$408	$-	$-
Quarter ended average investment in impaired loans	$13,517	$3,120	$3,141
Year to date average investment in impaired loans	$8,613	$2,649	$2,492

There were $1.2 million additional funds available to be advanced in connection with impaired loans as of September 30, 2020.

The Bank had approximately $6.4 million of its impaired loans classified as troubled debt restructured (TDR) as of September 30, 2020, $1.0 million as of December 31, 2019 and $1.1 million as of September 30, 2019.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  In 2020, two loans resulted in payment changes from a monthly payment to principal and interest at maturity on June 19, 2020.  One loan was paid off in May with the other loan past due and in the foreclosure process.  In the second quarter of 2020, three loans had a rate concession along with the amortization extended.  During the third quarter of 2020, one loan was modified with a rate concession.  All interest was paid current at the time of the modifications.  Consequently, the financial impact of the modifications was immaterial to the ALLL.  During the year to date 2020, there were 6 new loans considered TDR with one of the loans subsequently paid off in May.  There were 5 new loans considered TDR year to date 2019. The following tables represents three and nine months ended September 30, 2020 and 2019:

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Nine Months	Number of	Modification	Modification
September 30, 2020	Contracts	Outstanding	Outstanding	September 30, 2020	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Nine Months	Investment	Investment
Consumer Real Estate	-	$-	$-	Consumer Real Estate	-	$-	$-
Commercial Real Estate	-	-	-	Commercial Real Estate	2	981	981
Ag Real Estate	-	-	-	Ag Real Estate	2	5,380	5,380
Commercial and Industrial	1	50	50	Commercial and Industrial	1	50	50
Agricultural	-	-	-	Agricultural	1	164	164

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Nine Months	Number of	Modification	Modification
September 30, 2019	Contracts	Outstanding	Outstanding	September 30, 2019	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Nine Months	Investment	Investment
Consumer Real Estate	1	$74	$74	Consumer Real Estate	1	$74	$74
Commercial Real Estate	-	-	-	Commercial Real Estate	-	-	-
Ag Real Estate	-	-	-	Ag Real Estate	-	-	-
Commercial and Industrial	-	-	-	Commercial and Industrial	4	812	812
Agricultural	-	-	-	Agricultural	-	-	-

For the three and nine month periods ended September 30, 2020 and 2019, there were no TDRs that subsequently defaulted after modification.

For the nine month period ended  September 30, 2020, there was one impaired commercial real estate loan of $481 thousand that was classified as TDR paid off.  There were no impaired loans classified as TDR paid off for the nine month period ended September 30, 2019.

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

The following tables present loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2020 and September 30, 2019 and for the year ended December 31, 2019.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended September 30, 2020		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$780	$780	$-	$791	$41	$5
Agricultural Real Estate	1,589	1,589	-	873	2	-
Agricultural	533	533	-	375	4	1
Commercial Real Estate	186	186	-	186	1	-
Commercial and Industrial	2,021	2,021	-	1,190	5	-
Consumer	25	25	-	26	21	-
With a specific allowance recorded:
Consumer Real Estate	205	205	43	119	8	-
Agricultural Real Estate	5,425	5,425	432	5,450	2	-
Agricultural	188	188	28	342	3	-
Commercial Real Estate	3,033	3,033	44	3,046	-	-
Commercial and Industrial	1,274	1,274	651	1,119	3	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$985	$985	$43	$910	$49	$5
Agricultural Real Estate	$7,014	$7,014	$432	$6,323	$4	$-
Agricultural	$721	$721	$28	$717	$7	$1
Commercial Real Estate	$3,219	$3,219	$44	$3,232	$1	$-
Commercial and Industrial	$3,295	$3,295	$651	$2,309	$8	$-
Consumer	$25	$25	$-	$26	$21	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Nine Months Ended September 30, 2020		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$780	$780	$-	$688	$120	$9
Agricultural Real Estate	1,589	1,589	-	451	6	-
Agricultural	533	533	-	367	9	1
Commercial Real Estate	186	186	-	199	3	-
Commercial and Industrial	2,021	2,021	-	819	18	-
Consumer	25	25	-	21	37	-
With a specific allowance recorded:
Consumer Real Estate	205	205	43	60	10	-
Agricultural Real Estate	5,425	5,425	432	2,475	7	-
Agricultural	188	188	28	208	6	-
Commercial Real Estate	3,033	3,033	44	2,389	-	-
Commercial and Industrial	1,274	1,274	651	929	10	-
Consumer	-	-	-	7	-	-
Totals:
Consumer Real Estate	$985	$985	$43	$748	$130	$9
Agricultural Real Estate	$7,014	$7,014	$432	$2,926	$13	$-
Agricultural	$721	$721	$28	$575	$15	$1
Commercial Real Estate	$3,219	$3,219	$44	$2,588	$3	$-
Commercial and Industrial	$3,295	$3,295	$651	$1,748	$28	$-
Consumer	$25	$25	$-	$28	$37	$-

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

As of September 30, 2020, the Company had $71 thousand foreclosed residential real estate property obtained by physical possession and $849 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. As of September 30, 2019, the Company had $187 thousand of foreclosed residential real estate property obtained by physical possession and $379 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Nine Months Ended	Twelve Months Ended
	September 30, 2020	December 31, 2019
Allowance for Loan & Lease Losses
Balance at beginning of year	$7,228	$6,775
Provision for loan loss	4,986	1,138
Loans charged off	(480)	(841)
Recoveries	149	156
Allowance for Loan & Lease Losses	$11,883	$7,228
Allowance for Unfunded Loan Commitments & Letters of Credit	$633	$479
Total Allowance for Credit Losses	$12,516	$7,707

The Company segregates its ALLL into two reserves:  The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC).  When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The ALLL does not include an accretable yield of $1.7 million and $2.0 million as September 30, 2020 and December 31, 2019 related to the acquisition of Bank of Geneva as previously discussed in Note 2.

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

Additional analysis, presented in thousands, related to the allowance for credit losses for the three and nine months ended September 30, 2020 and September 30, 2019 in addition to the ending balances as of December 31, 2019 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$570	$813	$1,036	$4,458	$2,423	$561	$605	$72	$10,538
Charge Offs	-	-	-	-	-	(79)	-	-	(79)
Recoveries	2	-	-	2	10	28	-	-	42
Provision (Credit)	(42)	(51)	(367)	1,275	839	94	-	239	1,987
Other Non-interest expense related to unfunded	-	-	-	-	-	-	28		28
Ending Balance	$530	$762	$669	$5,735	$3,272	$604	$633	$311	$12,516
Ending balance: individually evaluated for impairment	$43	$432	$28	$44	$651	$-	$-	$-	$1,198
Ending balance: collectively evaluated for impairment	$487	$330	$641	$5,691	$2,621	$604	$633	$311	$11,318
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,595	$192,577	$103,476	$593,936	$244,823	$53,455	$-	$-	$1,363,862
Ending balance: individually evaluated for impairment	$985	$7,014	$721	$3,219	$3,295	$25	$-	$-	$15,259
Ending balance: collectively evaluated for impairment	$174,567	$185,563	$102,755	$590,717	$241,528	$53,339	$-	$-	$1,348,469
Ending balance: loans acquired with deteriorated credit quality	$43	$-	$-	$-	$-	$91	$-	$-	$134

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2019	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Ending balance: individually evaluated for impairment	$30	$-	$21	$-	$142	$4	$-	$-	$197
Ending balance: collectively evaluated for impairment	$281	$314	$670	$3,634	$1,585	$547	$479	$-	$7,510
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$164,691	$198,859	$111,949	$550,082	$144,009	$49,409	$-	$-	$1,218,999
Ending balance: individually evaluated for impairment	$829	$-	$691	$299	$1,209	$33	$-	$-	$3,061
Ending balance: collectively evaluated for impairment	$163,816	$198,859	$111,258	$549,783	$142,694	$49,376	$-	$-	$1,215,786
Ending balance: loans acquired with deteriorated credit quality	$46	$-	$-	$-	$106	$-	$-	$-	$152

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$275	$340	$756	$3,320	$1,461	$526	$370	$5	$7,053
Charge Offs	(39)	-	(22)	-	(55)	(103)	-	-	(219)
Recoveries	-	-	1	2	13	32	-	-	48
Provision (Credit)	38	12	(2)	(17)	131	90	-	(5)	247
Other Non-interest expense related to unfunded	-	-	-	-	-	-	60	-	60
Ending Balance	$274	$352	$733	$3,305	$1,550	$545	$430	$-	$7,189
Ending balance: individually evaluated for impairment	$22	$-	$-	$-	$165	$-	$-	$-	$187
Ending balance: collectively evaluated for impairment	$252	$352	$733	$3,305	$1,385	$545	$430	$-	$7,002
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$158,458	$200,625	$110,405	$501,095	$138,395	$49,718	$-	$-	$1,158,696
Ending balance: individually evaluated for impairment	$752	$406	$368	$304	$1,398	$-	$-	$-	$3,228
Ending balance: collectively evaluated for impairment	$157,659	$200,219	$110,037	$500,791	$136,997	$49,718	$-	$-	$1,155,421
Ending balance: loans acquired with deteriorated credit quality	$47	$-	$-	$-	$-	$-	$-	$-	$47

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Charge Offs	(35)	-	-	(8)	(165)	(272)	-	-	(480)
Recoveries	7	-	-	7	19	116	-	-	149
Provision (Credit)	247	448	(22)	2,102	1,691	209	-	311	4,986
Other Non-interest expense related to unfunded	-	-	-	-	-	-	154	-	154
Ending Balance	$530	$762	$669	$5,735	$3,272	$604	$633	$311	$12,516
Ending balance: individually evaluated for impairment	$43	$432	$28	$44	$651	$-	$-	$-	$1,198
Ending balance: collectively evaluated for impairment	$487	$330	$641	$5,691	$2,621	$604	$633	$311	$11,318
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,595	$192,577	$103,476	$593,936	$244,823	$53,455	$-	$-	$1,363,862
Ending balance: individually evaluated for impairment	$985	$7,014	$721	$3,219	$3,295	$25	$-	$-	$15,259
Ending balance: collectively evaluated for impairment	$174,567	$185,563	$102,755	$590,717	$241,528	$53,339	$-	$-	$1,348,469
Ending balance: loans acquired with deteriorated credit quality	$43	$-	$-	$-	$-	$91	$-	$-	$134

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2019
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$247	$250	$768	$3,217	$1,305	$484	$274	$504	$7,049
Charge Offs	(95)	-	(22)	-	(55)	(382)	-	-	(554)
Recoveries	-	-	3	7	21	97	-	-	128
Provision (Credit)	122	102	(16)	81	279	346	-	(504)	410
Other Non-interest expense related to unfunded	-	-	-	-	-	-	156	-	156
Ending Balance	$274	$352	$733	$3,305	$1,550	$545	$430	$-	$7,189
Ending balance: individually evaluated for impairment	$22	$-	$-	$-	$165	$-	$-	$-	$187
Ending balance: collectively evaluated for impairment	$252	$352	$733	$3,305	$1,385	$545	$430	$-	$7,002
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$158,458	$200,625	$110,405	$501,095	$138,395	$49,718	$-	$-	$1,158,696
Ending balance: individually evaluated for impairment	$752	$406	$368	$304	$1,398	$-	$-	$-	$3,228
Ending balance: collectively evaluated for impairment	$157,659	$200,219	$110,037	$500,791	$136,997	$49,718	$-	$-	$1,155,421
Ending balance: loans acquired with deteriorated credit quality	$47	$-	$-	$-	$-	$-	$-	$-	$47

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

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank.  The Committee believes that it is appropriate to award the Directors Shares equal to approximately $4,000, rounded to the nearest whole Share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year.  The value for the Shares to be based upon the closing price for Shares on June 4, 2020 and thereafter on the first Thursday in June in each year.  On June 5, 2020, each Director received 176 shares.  The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Earnings per share
Net income	$4,410	$4,275	$13,319	$13,679
Less: distributed earnings allocated to participating securities	(15)	(14)	(41)	(37)
Less: undistributed earnings allocated to participating securities	(19)	(18)	(59)	(63)
Net earnings available to common shareholders	$4,376	$4,243	$13,219	$13,579

Weighted average common shares outstanding including participating securities	11,142,797	11,121,426	11,135,695	11,105,993
Less: average unvested restricted shares	(83,257)	(79,335)	(83,445)	(81,569)
Weighted average common shares outstanding	11,059,540	11,042,091	11,052,250	11,024,424
Basic and diluted earnings per share	$0.40	$0.38	$1.20	$1.23

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

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2020 and December 31, 2019 are reflected below.

	(In Thousands)
	September 30, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$87,753	$87,753	$87,753	$-	$-
Interest-bearing time deposits	4,657	4,718	-	4,718	-
Securities - available-for-sale	259,041	259,041	3,004	254,452	1,585
Other securities	5,827	5,827	-	-	5,827
Loans held for sale	7,621	7,621	-	-	7,621
Loans, net	1,351,979	1,324,451	-	-	1,324,451
Interest receivable	6,879	6,879	-	-	6,879

Financial Liabilities:
Interest bearing deposits	$926,851	$926,899	$-	$-	$926,899
Non-interest bearing deposits	330,845	330,845	-	330,845	-
Time deposits	261,177	264,052	-	-	264,052
Total Deposits	1,518,873	1,521,796	-	330,845	1,190,951

Federal funds purchased and securities sold under agreement to repurchase	29,859	29,859	-	-	29,859
Federal Home Loan Bank advances	17,724	17,737	-	-	17,737
Interest payable	558	558	-	-	558

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$3,004	$-	$-
U.S. Government agencies	-	90,062	-
Mortgage-backed securities	-	102,980	-
State and local governments	-	61,410	1,585
Total Securities Available-for-Sale	$3,004	$254,452	$1,585

December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$10,021	$-	$-
U.S. Government agencies	-	62,445	-
Mortgage-backed securities	-	95,197	-
State and local governments	-	53,140	1,490
Total Securities Available-for-Sale	$10,021	$210,782	$1,490

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and nine month periods ended September 30, 2020 and September 30, 2019.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at July 1, 2020	$-	$1,550	$1,550

Change in Market Value	-	35	35

Payments & Maturities	-	-	-

Balance at September 30, 2020	$-	$1,585	$1,585

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2020	$-	$1,490	$1,490

Change in Market Value	-	95	95

Payments & Maturities	-	-	-

Balance at September 30, 2020	$-	$1,585	$1,585

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at July 1, 2019	$-	$1,505	$1,505

Change in Market Value	-	4	4

Payments & Maturities	-	-	-

Balance at September 30, 2019	$-	$1,509	$1,509

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2019	$-	$1,427	$1,427

Change in Market Value	-	82	82

Payments & Maturities	-	-	-

Balance at September 30, 2019	$-	$1,509	$1,509

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At September 30, 2020 and December 31, 2019, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

At September 30, 2020 and December 31, 2019, fair value of collateral dependent impaired loans categorized as Level 3 was $8.1 million and $444 thousand, respectively. The specific allocation for impaired loans was $1.2 million and $197 thousand as of September 30, 2020 and December 31, 2019, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	September 30, 2020	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,585	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (1.07%)

Collateral dependent impaired loans	8,144	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (5.99%)

Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2019	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,490	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (2.52%)

Collateral dependent impaired loans	444	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (30.73%)

Other real estate owned - commercial	164	Appraisals	Discount to reflect current market	0-20% (23.31% )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans and other real estate owned as recorded at fair value on September 30, 2020 and December 31, 2019:

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2020
	(In Thousands)
	Balance at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$8,144	$-	$-	$8,144
Other real estate owned - commercial	-	-	-	-

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2019
	(In Thousands)
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$444	$-	$-	$444
Other real estate owned - commercial	164	-	-	164

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no Federal Funds purchased as of September 30, 2020 and $17.8 million as of December 31, 2019, respectively.  During the same time periods, the Company also had $29.9 million and $30.2 million in securities sold under agreement to repurchase.

	September 30, 2020
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	1,540	-	-	28,319	29,859
	$1,540	$-	$-	$28,319	$29,859

	December 31, 2019
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$17,843	$-	$-	$-	$17,843
Repurchase agreements
US Treasury & agency securities	1,814	-	3,965	24,451	30,230
	$19,657	$-	$3,965	$24,451	$48,073

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

In March 2020, in connection with the implementation of the CARES Act and related provisions, we have elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for troubled debt restructurings (TDRs) to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 or (2) 60 days after the end of the COVID-19 national emergency.  The relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  As of September 30, 2020, there were no loan modifications that would have been previously treated as TDRs under the guidance in ASC 310-40.

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

During the third quarter, the Bank continued to grow, as loans increased by 17.71% or $205.2 million over September 30, 2019 and 11.88% or $144.9 million over December 31, 2019.  Loan balances as of September 30, 2020 include approximately $87 million in forgivable Paycheck Protection Program (PPP) loans made under the CARES Act.  In comparison for the same time periods, deposits grew 18.85% or $240.8 million over September 30, 2019 and 17.89% or $230.5 million over December 31, 2019. Home loan activity continued to be robust, due to the refinance activity associated with interest rate reductions.  The activity is expected to continue into fourth quarter as our home loan applications continue to grow.  Deposit growth correlated to a flight to safety as the stock market experienced great volatility in addition to the depositing of funds from the PPP loans.

The growing season in our market area was variable with some areas receiving timely rains and others needing moisture.  It is believed yields will be average when looking at our market area.   Grain markets have increased thus giving producers an opportunity to lock in better prices.  The profit potential appears better than believed earlier in the year.  Fluctuations in markets and challenges in production are part of the inherent risk of agriculture that our producers have become used to managing.  COVID-19 challenges seem to be decreasing.  The agriculture portfolio remains healthy and concerns are manageable.

Row crop production accounts for the largest percentage of our agriculture portfolio.  We remain very positive about the long term outlook of this sector.  Our customers mitigate risk through the purchasing of crop insurance.  F&M’s exposure to customers that do not carry crop insurance is less than 5% of the total exposure in this sector of agriculture.  The livestock sector, which equates to 25% of the agricultural portfolio, has 70% exposure to supportive roles and does not have direct ownership of the livestock.  The Bank has limited exposure to any one producer and many loans are secured with buildings as collateral.

During the third quarter, most of the commercial sector in the Bank’s markets returned to work in an increased capacity.  Business volumes and profitability have returned for many commercial loan clients, but still lag for those industries most impacted by COVID-19.  The current rate environment continues to drive acquisition and construction activity.  These projects have seen some delays due to the higher restrictions in the second quarter.  With these restrictions lessened in the third quarter, projects are moving forward and leases are being executed.

Loan Production Offices (LPO) in Muncie, Indiana, Oxford, Ohio and West Bloomfield, Michigan all have new loan activity and are helping extend the F&M footprint.  The Bank was able to hire well known talented bankers from each area.  The Bank is completing a new full-service office in Fort Wayne, Indiana which will open in the fourth quarter.

During the second quarter, the Bank accelerated investments in our digital infrastructure to support our employee’s ability to work from home and to make it easier for our customers to engage with the Bank electronically.  Due to retirement, the Bank also hired Shalini Singhal as our new Chief Information Officer.  Shalini is a proven CIO who will lead our digital efforts.

The Company remains well capitalized and prepared to face the new challenges coming our way in 2020. Our history shows we weathered the 2008-2009 financial crisis and recession. We did so without taking Troubled Asset Relief Program (TARP) funds and our performance over the time frame was significantly higher than our peers. It is the character of the communities we serve that contributed to that success. It is not just what is done during the storm but how well prepared for the storm you are. F&M has prepared well with historically low troubled loans the last few years due to having strong credit quality controls in place. Additional loan loss provision was taken in the first three quarters in view of the unknown length and breadth of the declining economic situation and its potential effect on our loan portfolio.

F&M will continue to focus on serving our shareholders, communities, and customers while protecting our employees. Please see below for what we have accomplished so far in 2020 and our response to and impact of COVID-19.

COVID-19: What the Company knows and what steps have been taken

Shareholders

Dividend declaration

The Company expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.  We are sensitive to the needs of our long-time shareholders that utilize these funds to supplement their living expenses, especially in this low interest rate environment.  Dividends declared during the quarter at $0.17 per share increased by 6.25% over first and second quarters $0.16 per share.

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

Communities

Offices

With the health of our employees and customers being our top concern, as of March 20th, the Bank temporarily suspended branch lobby hours to the public for walk-in transactions.  Appointments could be made at branches to complete all needed paperwork and transactions.  Drive-thru services remained open as well as all ATM’s and ITM’s to complete needed transactions.  To assure branches remained open, employees were divided into teams who rotated every three days to two weeks as a means to practice social distancing while limiting any possible exposure.  During the month of May, the retail re-open team developed an employee handbook which focused on opening protocols, employee training, health and wellness and facility signage.  Branch re-openings began on June 3rd with the last branches re-opening on June 15th.  We continue to monitor and adjust lobby access as needed.  Internal controls have not been significantly modified due to COVID-19.

Small Business

As a Small Business Administration (SBA) approved provider, the Bank was able to immediately participate in the SBA PPP established under the CARES Act, which was signed into law on March 27, 2020. The PPP provided much needed assistance to businesses in our communities.  The Bank has been able to present applications for around 947 small businesses which provided approximately $87 million in needed funding. Loan size varied from $300 to $2.3 million with only 2 loans over $2 million.  Net fee income from PPP loans to be recognized over 24 months will be $3.2 million.  The Bank began to take applications for PPP loan forgiveness in the third quarter.

Consumers

Home Loan

With the Federal Reserve rate drops of 150 basis points in March (100 basis points of which was directly related to the effects of the virus on the economy), a surge in home loan activity has occurred. Much of the activity is refinance related and the Bank has experienced the highest amount of applications in its history, both in number of and dollar amount. Given the nature of the programs, the results were recorded in the second and third quarters. The Bank sells most of its home loans into the secondary market through Freddie Mac.

Existing loans on our books for which the Bank has received inquiries into forbearance agreements, totaled over 100 as of September 30th. Of these inquiries, 95 customers entered into agreements totaling just under $8.9 million. 30 loans were in-house making up $2.2 million in principal balance and 65 were secondary market loans which we service with balances totaling $6.7 million.  Of the 30 in-house loans, 4 loans are in a repayment plan, 1 loan is in the payment deferral process and 3 loans are in forbearance as of September 30th.  Of the 65 secondary market loans, 13 loans are in a repayment plan and 3 loans are in forbearance as of September 30th.   Some inquiries were only for possible future requests. We remain ready to assist our customers through this difficult time in the best manner possible.

Retail Loans

The Bank is offering its “Skip-a-pay” program to consumers with installment loans, which allows the customer to skip the payment and extend the maturity of the contract for the payment period. We are allowing two payments to be skipped upon request with an additional one possible at the end of the initial request upon review. Normally, the Bank would charge a fee for this program – the fee has been waived. The Bank would also normally require the interest for the period to be collected and that requirement is currently waived. Interest is a part of the extended maturity payments. We have assisted 141 customers currently with loan balances totaling $1.9 million.  129 of those customers have returned the extension documents representing approximately $1.8 million and 247 extended months.

Waiving of late payment fees for our customers was introduced on March 16, 2020 and ceased on June 30, 2020. As of June 30th, the Bank had foregone fees of $307 thousand on loans to help our customers. Of the $307 thousand, $131 thousand was related to two past due commercial loans.  As a community bank, it is by definition what we should do.

Depositors

The Bank’s most popular checking account, which includes requirements to earn a reward, removed the requirement of debit card transactions to be completed during a cycle for the months of April and May. In the Bank’s geographical area, the states issued “stay at home” guidelines and many of our customers were concerned with being able to complete the requirement. This impacted almost 11.6 thousand accounts and represented just under $101 million in average account balances. The product includes the option of attaching a savings account for which the same requirements were waived and impacted an additional almost 7 thousand accounts and $113.1 million in average account balances, calculated as of June 30th.  Overall, typically 80-85% of our customers meet all the requirements. The waiving of the debit card transactions allowed those customers to receive the reward and possibly an additional 77.5% of the previous non-qualifiers which represented the other 15-20% in total.  With the removal of the “stay at home” guidelines, the debit card transaction requirement was reinstated beginning with the June cycle on May 29th.  During the months of April and May, most individuals still met their debit card transaction requirement with the “stay at home” order in place.  As of end of September, our customers are meeting the same percentage of qualifications as pre-COVID levels.

Employees

The Bank continued paying employees their full pay through Marsh 31st.  During this time period, accumulated PTO and vacation time were frozen and not required to be used to receive full pay.  The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated.  As of April 1st, the Bank is following The Families First Coronavirus Response Act (FFCRA) which requires employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19.  These provisions are in effect until December 31, 2020.  Qualifying reasons for leave related to COVID-19 include the employee:  (1) being subject to a quarantine order, (2) being advised by a healthcare provider to self-quarantine, (3) experiencing COVID-19 symptoms and is seeking a medical diagnosis, (4) caring for an individual subject to a quarantine order, (5) caring for his or her child whose school or place of care is closed or (6) experiencing any other substantially-similar condition specified by the U.S. Department of Health and Human Services.  All time off related to the above reasons is being separately documented within our time and attendance system.  The Bank will be able to reduce its employer tax for up to two weeks (80 hours, or a part-time employee’s two-week equivalent).

Financial – Exposures

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management believes that the main impact on the Company’s first three quarters performance was a factor in the economic qualitative adjustment for the calculation of the allowance for loan loss. Subsequently the loan loss provision was increased which also included an increase due to loan growth.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic during the remainder of 2020.  With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during the remainder of the current fiscal year.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic, such as through the Bank’s “Skip-a-pay” program, the waiver of late payment fees, and the entry into loan forbearance agreements, did have an impact on the Company’s 2020 performance.  Nonetheless, management believes that the Company’s current regulatory capital position is adequate to face the coming challenges.

The Company has a limited exposure to many sectors of the economy that will likely be impacted for an extended period such as the travel, restaurant, hospitality, energy and retail industries. The Bank does not have any direct exposure to the energy industry and hotels, entertainment and food related businesses are less than 10% of our overall loan portfolio as shown in the chart which follows. In addition, the Bank’s hotel customers are financially strong business owners, operating brand name hotels in compelling locations. The Bank, along with many other financial institutions, has increased its provision for loan losses in the current year compared to 2019 by approximately $4.6 million. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation.

The Bank initially had loans of $28 million in deferment and loans of $137 million making interest only payments.  As of September 30th, there is a total of $8.5 million outstanding between deferrals and interest only payments within our commercial and agricultural portfolios.  The $8.5 million is comprised of $1.4 million with one full month of deferment, $641 thousand with three full months of deferment, $5.5 million with three month interest only and $900 thousand with six months interest only.  At this point in time, existing loans outstanding in deferral or interest only payments are expected to be current as of December 31st.

Industry Segments (Dollars in Thousands)	Outstanding Loan Balance	Percent of Total Loan Portfolio	Payment Deferment	Percent of Total Loans Adjusted with Deferment	Interest Only Modifications	Percent of Total Loans Adjusted with Interest Only
Hospitality (Hotels)	$74,426	5.44%	$-	0.00%	$1,679	26.19%
Restaurants	21,726	1.59%	-	0.00%	2,000	31.20%
Retail Commercial Real Estate *	101,783	7.44%	-	0.00%	-	0.00%
Entertainment	24,568	1.80%	641	31.10%	1,302	20.32%
Car Dealers	32,094	2.35%	-	0.00%	-	0.00%
Gas Stations	17,586	1.29%	-	0.00%	-	0.00%
Other	770,197	56.31%	1,420	68.90%	1,429	22.29%
Total	$1,042,380	76.22%	$2,061	100.00%	$6,410	100.00%

# of Customers			4		5

*Includes Owner Occupied
Report on Adjusted Loans as of September 30, 2020

The other category in payment deferment as of September 30th is a loan for a livestock production facility.  The other category for interest modifications as of September 30th is for construction of an agricultural implement facility and a manufacturer.

The restaurant portfolio, which represents 1.6% of the Bank’s total loan portfolio, is 60% full-service restaurants with the remaining 40% quick-service restaurants.  Of the $87 million PPP loans originated, only $6.1 million were to restaurants.

Entertainment loans, which total $24.6 million or 1.8% of the Bank’s total loan portfolio, has $641 thousand on payment deferments as of September 30th.  The Bank has nearly 100 entertainment loans with an average loan amount of $230 thousand.  There is a diverse group of businesses that comprise this sector and have performed well throughout the pandemic.  Businesses include sports, athletic and fitness facilities, camping and campgrounds, fireworks and pet kennels.  Loans for sports and athletics total $14.9 million while loans for campgrounds total $2.7 million.

Our credit administration is closely monitoring and analyzing these higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors.  The Bank is in frequent contact with our borrowers during this time of uncertainty and has had only one COVID-19 related downgrade which was less than $10 million.  The Bank has stress tested our top five commercial concentrations which include retail commercial real estate, hotels, multi-family, industrial commercial real estate and assisted living.  An outside third party has reviewed 55% of our commercial portfolio along with our internal credit department having recently reviewed 75% of our loan portfolio as a result of new money, renewals or annual reviews.  Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we expect to be able to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) or Interactive Teller Machines (ITMs) are provided at most branch locations along with other independent locations in the market area. ITMs operate as an ATM with the addition of remote teller access to assist the user.  The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs).  The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal.  In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Over the past couple of years, the Bank has updated its consumer offerings with “Secure” and “Pure” checking in 2014 and with KASASA Cash Back in 2015. During the second quarter 2017, new business checking products were announced and existing business accounts were converted to one of three new products, Business Essential, Edge or Elite. The new products provided customers with new options to bundle services and for the Bank to utilize the full relationship to determine pricing. This was the next step of implementation for the Bank’s “earn to free” strategic initiative. During second quarter 2019, “Smart 25” checking and Business Money Market savings products were launched.  Upgrades to our digital products and services continue to occur in both retail and business lines.  During the fourth quarter of 2020, new checking products will be rolled out which will replace KASASA.

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

At September 30, 2020, we had 374 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

In April, legislation known as the Paycheck Protection Program and Health Care Enhancement Act provided additional funding to replenish and supplement key programs under the CARES Act.  Included in this legislation was the extension of the PPP with an additional $320 billion in funding.  At least $60 billion of this funding was to be set aside for small and midsize banks and community lenders. Since April, the SBA has issued various Interim Final Rules to supplement and clarify matters involving the PPP. The Paycheck Protection Program Flexibility Act of 2020 (PPPFA) was enacted in early June 2020. This provided more flexibility to Borrowers regarding use of PPP loan funds. Certain provisions were retroactive to the date of the CARES Act and all PPP loans. Among these provisions were the extension of the covered period of the loan, extension of the forgiveness period, deferral of payments based on the loan forgiveness period, reduction in the minimum that must be spent for payroll costs, extended date by which employees must be rehired, and removal of restrictions on payroll tax deferral. The term for subsequent PPO loans made after enactment of the PPPFA was extended to five years from two. A primary focus is now directed to aiding PPP borrowers in navigating the loan forgiveness process. Further legislation and regulatory guidance may result depending on the duration of the COVID-19 spread and subsequent economic impact to customers, communities, businesses, and industry sectors.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At September 30, 2020 OREO property holdings were $206 thousand. OREO totaled $214 thousand and $351 thousand as of December 31, 2019 and September 30, 2019 respectively.

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

Liquidity in terms of cash and cash equivalents ended $36.5 million higher as of September 30, 2020 than it was at yearend December 31, 2019. An increase in deposits helped to fund the $140.2 million increase in net loans since yearend 2019. Commercial real estate, consumer real estate, commercial and industrial and consumer portfolios increased compared to December 31, 2019.  The remaining two portfolios decreased compared to yearend.

In comparing to the same prior year period, the September 30, 2020 (net of deferred fees and cost) loan balances of $1.4 billion accounted for $205.2 million or 17.7% increase when compared to 2019’s $1.2 billion.  The year over year improvement was made up of a combined increase of 99.6% in commercial and industrial related loans (comprised of 18.5% in commercial real estate loans and 81.1% in non-real estate commercial loans).  PPP loans of approximately $87.2 million are included in the non-real estate commercial portfolio.  Consumer real estate loans increased by 10.8%, consumer loans by 7.5% and other loans by 10.6%.  Agricultural related loans decreased 10.3% year over year (comprised of 4.0% in agricultural real estate and 6.3% in non-real estate agricultural loans).  The Company credits the growth to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of September 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	September 30, 2020	September 30, 2019	September 30, 2018
	Amount	Amount	Amount
Consumer Real Estate	$175,595	$158,458	$82,629
Agricultural Real Estate	192,577	200,625	68,524
Agricultural	103,476	110,405	103,760
Commercial Real Estate	593,936	501,095	416,632
Commercial and Industrial	235,793	130,228	119,607
Consumer	53,455	49,718	41,541
Other	9,030	8,167	6,005

Total Loans, net	$1,363,862	$1,158,696	$838,698

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of September 30, 2020.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$4,903	$32,069	$139,063
Agricultural Real Estate	7,148	5,663	180,864
Agricultural	58,767	31,897	12,665
Commercial Real Estate	39,227	310,028	246,035
Commercial and Industrial	67,085	149,522	21,623
Consumer	5,587	34,774	12,915
Other	2,250	173	6,602

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2018, 2019, and 2020. The security portfolio increased $36.7 million in the first nine months of 2020 from yearend 2019. The amount of pledged investment securities decreased by $1.7 million as compared to yearend and $2.2 million as compared to September 30, 2019. Liquidity is improved with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of September 30, 2020, pledged investment securities totaled $87.1 million.  The current portfolio is in a net unrealized gain position of $7.4 million.

For the Bank, an additional $6.8 million is also available from the Federal Home Loan Bank based on current amounts of pledged collateral.  At the present time, only 1-4 family and home equity portfolios are pledged.  Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

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

Overall total assets increased 13.6% since yearend 2019 and grew 16.0% since September 30, 2019. The largest growth in both periods was in the loan portfolios followed by securities.  COVID-19 has not had an impact on Goodwill at this point but will be externally tested during fourth quarter 2020.

Deposits accounted for the largest growth within liabilities, up 17.9% or $230.2 million since yearend and 18.8% or $240.8 million over September 30, 2019 balances. As stated previously, the growth of deposits correlated to a flight to safety as the stock market experienced great volatility.  Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $13.2 million as of the third quarter of 2020 compared to yearend 2019, as earnings exceeded dividend declarations during the nine months ended September 30, 2020. Accumulated other comprehensive income increased in unrealized gain position by $4.8 million from December 2019 to an unrealized gain of $5.9 million on September 30, 2020.  Dividends declared increased to $0.17 per share for third quarter 2020.  Compared to September 30, 2019, shareholders’ equity increased 7.0% or $16 million.  Profits were lower year-to-date September 2020 than year-to-date September 2019 by $360 thousand.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement increased to 2.5% for calendar year 2019.  As of September 30, 2020, the Company and the Bank are both positioned well above the 2019 requirement.

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.26%
Risk Based Capital Tier I	11.04%
Total Risk Based Capital	11.90%
Stockholders' Equity/Total Assets	11.98%
Capital Conservation Buffer	3.90%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2020 and 2019

Interest Income

When comparing third quarter 2020 to third quarter 2019, average loan balances grew $233 million with PPP loans accounting for $87.2 million of the increase. This represented a 20.7% increase in a one-year time period. Interest income on loan balances experienced an increase of $979 thousand as compared to the quarter ended September 30, 2019.  Net fee income for the PPP loans is recognized on a straight line basis over 24 months and will be accelerated upon payoff.  PPP loan income for the quarter included interest income of $220 thousand and net fee income of $417 thousand.

The available-for-sale securities portfolio increased in average balances by $71.1 million when comparing to the previous year while the income decreased $155 thousand over third quarter.  Fed Funds sold and interest-bearing deposits decreased in average balances by $29.2 million as compared to the same quarter in 2019 with decreased income of $543 thousand for the current quarter due to much lower interest rates.

With the overall increase in the average balances of the Bank’s earning assets, overall total interest income for the quarter comparisons was only higher for third quarter 2020 by 1.7% or $281 thousand as compared to third quarter 2019.  Decreases in the prime lending rate between the periods contributed to a decrease in rate yield.

Annualized yield, for the quarter ended September 30, 2020, was 4.04% as compared to 4.74% for the quarter ended September 30, 2019. The following charts demonstrate the value of increased loan balances in the balance sheet mix, as well as the impact on the changes in interest rates.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended September 30, 2020		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2020	September 30, 2019
Loans	$1,359,156	$16,181	4.76%	5.40%
Taxable investment securities	245,274	968	1.58%	2.58%
Tax-exempt investment securities	26,032	108	2.10%	2.32%
Fed funds sold & other	83,760	36	0.17%	2.05%
Total Interest Earning Assets	$1,714,222	$17,293	4.04%	4.74%

Change in Interest Income Quarter to Date September 30, 2020 Compared to September 30, 2019

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$979	$2,774	$(1,795)
Taxable investment securities	(114)	306	(420)
Tax-exempt investment securities	(41)	(34)	(7)
Fed funds sold & other	(543)	(13)	(530)
Total Interest Earning Assets	$281	$3,033	$(2,752)

Interest Expense

Offsetting the lower than expected increase in interest income for the quarter was the decrease in interest expense in 2020.  Third quarter 2020 was lower by $1.8 million or 44.8% compared to third quarter 2019. Since 2019, average interest-bearing deposit balances have increased $163.3 million or 16.2% and the Company recognized approximately $1.8 million less in interest expense for the most recent quarter.  The prime rate has dropped 150 basis points to date in 2020. Management has adjusted deposit rates accordingly.  Interest expense on FHLB borrowings was down $26 thousand in the third quarter 2020 over the same time frame in 2019 due to borrowings taken on from the Limberlost acquisition being repaid.

	(In Thousands)
	Quarter to Date Ended September 30, 2020		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2020	September 30, 2019
Savings deposits	$915,367	$798	0.35%	1.11%
Other time deposits	258,809	1,066	1.65%	2.33%
Other borrowed money	18,920	231	4.88%	4.18%
Fed funds purchased & securities
sold under agreement to repurchase	$30,100	$174	2.31%	2.78%
Total Interest Bearing Liabilities	$1,223,196	$2,269	0.74%	1.55%

Change in Interest Expense Quarter to Date September 30, 2020 Compared to September 30, 2019

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(1,246)	$158	$(1,404)
Other time deposits	(544)	(74)	(470)
Other borrowed money	(26)	(69)	43
Fed funds purchased & securities
sold under agreement to repurchase	(27)	7	(34)
Total Interest Bearing Liabilities	$(1,843)	$22	$(1,865)

Overall, net interest spread for the third quarter 2020 was 11 basis points higher than last year.  As the following chart indicates, the decline in yields on interest earning assets was less than the decline in the cost of funds when comparing to the same period a year ago.

	September 30, 2020	September 30, 2019	September 30, 2018
Interest/Dividend income/yield	4.04%	4.74%	4.52%
Interest Expense/cost	0.74%	1.55%	0.92%
Net Interest Spread	3.30%	3.19%	3.60%
Net Interest Margin	3.51%	3.60%	3.85%

Net Interest Income

Net interest income increased $2.1 million for the third quarter 2020 over the same time frame in 2019 with the increase in interest income combined with the lower interest expense, as previously mentioned.  As the new loans added in 2019 and 2020 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations - Third Quarter 2020 to Third Quarter 2019

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer loan portfolios accounted for the largest component of charge-offs and recoveries for third quarter of 2020 and 2019.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $1.7 million higher for the third quarter 2020 as compared to the same quarter 2019.  Provision for loan loss was increased due to the uncertainty related to COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  Due to the governors’ prior closure of non-essential businesses in many states, including restaurants (except for carryout and delivery), hair salons, and retail establishments, the risk in those industries has increased.  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown.  Increases to the Bank’s ALLL for the third quarter of 2020, centered around current customers and businesses that are particularly vulnerable due to the stay at home order and qualitative factors, were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $140 thousand lower in third quarter 2020 than the same quarter 2019.  Recoveries were $6 thousand lower in third quarter 2020 as compared to third quarter 2019.  Combined net charge-offs were $134 thousand lower in third quarter 2020 than the same time period 2019. Past due loans, which include no deferrals related to COVID-19, decreased $2.2 million at September 30, 2020 as compared to September 30, 2019.  The majority of the change is attributed to the decrease of past due balances in the consumer real estate, agricultural, agricultural real estate and commercial and industrial portfolios with an increase in the commercial real estate portfolio.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended September 30, 2020, 2019, and 2018.

	(In Thousands)
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Loans, net	$1,363,862	$1,158,696	$838,698
Daily average of outstanding loans	$1,359,156	$1,126,173	$831,246

Allowance for Loan Losses - July 1,	$9,933	$6,683	$6,789
Loans Charged off:
Consumer Real Estate	-	39	29
Agriculture Real Estate	-	-	-
Agricultural	-	22	-
Commercial Real Estate	-	-	-
Commercial and Industrial	-	55	-
Consumer	79	103	94
	79	219	123
Loan Recoveries:
Consumer Real Estate	2	-	18
Agriculture Real Estate	-	-	-
Agricultural	-	1	-
Commercial Real Estate	2	2	3
Commercial and Industrial	10	13	3
Consumer	28	32	18
	42	48	42
Net Charge Offs	37	171	81
Provision for loan loss	1,987	247	47
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	11,883	6,759	6,755
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	633	430	333
Total Allowance for Credit Losses - September 30,	$12,516	$7,189	$7,088
Ratio of net charge-offs to average Loans outstanding	0.00%	0.02%	0.01%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	151.01%	173.25%	1,399.98%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off of a loan, whether partial loan balance or full loan balance.  The Bank is also following the guidelines established under the CARES Act.  A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency.  At 120 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. Commercial and agricultural credits are charged down at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-offs may be realized as further unsecured positions are recognized.

Loans classified as nonaccrual were higher as of September 30, 2020 at $7.9 million as compared to $3.3 million as of September 30, 2019.  The agricultural real estate portfolio increased $3.8 million while the commercial real estate. commercial and industrial and consumer real estate portfolios increased a combined $2.2 million.  The agricultural portfolio decreased by $1.3 million as compared to September 2019.

In determining the allocation for impaired loans, the Bank applies the appraised market value of the collateral securing the asset, reduced by applying a discount for estimated costs of collateral liquidation.  In some instances where the discounted market value is less than the loan amount, a specific impairment allocation is assigned, which may be reduced or eliminated by the write down of the credit’s active principal outstanding balance.

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

The following table presents the balances for allowance for loan losses by loan type for nine months ended September 30, 2020 and September 30, 2019.

	(In Thousands)		(In Thousands)
	September 30, 2020		September 30, 2019
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$530	12.87%	$274	13.68%
Agricultural Real Estate	762	14.12%	352	17.31%
Agricultural	669	7.59%	733	9.53%
Commercial Real Estate	5,735	43.55%	3,305	43.25%
Commercial and Industrial	3,272	17.95%	1,550	11.94%
Consumer	604	3.92%	545	4.29%
Unallocated	311	0.00%	-	0.00%
Allowance for Loan & Lease Losses	11,883		6,759
Off Balance Sheet Commitments	633		430
Total Allowance for Credit Losses	$12,516		$7,189

Noninterest Income

Noninterest income was up $1.6 million for the third quarter 2020 over the same time frame in 2019.  The Company has seen an increase in its mortgage production volume and the gain on the sale of these loans was $1.3 million higher for the third quarter 2020 over the same period in 2019. Loan originations on loans held for sale for the third quarter 2020 were $63.5 million with proceeds from sale at $68.9 million for 2020 compared to 2019’s third quarter activity of $24.7 million in originations and $24.8 million in sales.  The increase in loan originations was driven by the refinance activity associated with the reduction in interest rates.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Combined service fees increased by $277 thousand as compared to third quarter 2019.  Service fee income for 1-4 family and agricultural real estate loans increased by $23 thousand, mortgage release fees increased $45 thousand, servicing rights income increased $334 thousand, credit card fees increased $33 thousand and debit card income increased by $163 thousand over the same quarter in 2019.  The additional fee income was offset by a decrease in overdraft and returned check charges of $283 thousand and service charge income of $37 thousand.

The Bank may see an impact in some of the line items such as interchange fee income and overdraft fees going forward; however, we do see additional income being derived from home loan activity.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the third quarter of 2020 and 2019, mortgage servicing rights caused a net $287 and $91 thousand in income respectively. The higher capitalized additions for 2020 are attributed to a higher loan origination level of 1-4 families. A lower interest rate environment has helped to generate the mortgage refinance activity. For loans of 15 years and less, the value was 0.975% in the third quarter 2020 versus 1.055% in third quarter 2019. For loans over 15 years, the value was 1.109% versus 1.259% for the same periods respectively. The carrying value is well below the market value of $3.6 million which indicates any large expense to fund the valuation allowance to be unlikely in 2020.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2020	2019	2020	2019
Beginning Balance	$2,740	$2,465	$2,629	$2,385
Capitalized Additions	583	240	1,182	500
Amortization	(296)	(149)	(784)	(329)
Ending Balance, September 30,	3,027	2,556	3,027	2,556
Valuation Allowance	-	-	-	-
Mortgage Servicing Rights net, September 30,	$3,027	$2,556	$3,027	$2,556

Noninterest Expense

For the third quarter 2020, noninterest expenses were $1.7 million higher than for the same quarter in 2019.  Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $1.2 million in total.  This was comprised of increased salaries of $944 thousand which includes a one-time true up of $500 thousand to support our employees’ annual incentive program and increased benefits of $235 thousand.  Furniture and equipment expenses increased $155 thousand from the prior year primarily due to an increase in depreciation of $54 thousand and an increase in maintenance contracts of $94 thousand.  Data processing charges only increased $8 thousand for third quarter 2020.  Building occupancy costs decreased $72 thousand due to decreased building depreciation of $39 thousand and decreased building repairs of $28 thousand.   Advertising decreased $176 thousand for the quarter. Franchise taxes increased $120 thousand over third quarter 2019 with the increase in equity due to the issuance of stock in the Bank of Geneva acquisition.  FDIC assessment and other general and administrative expenses were up $194 thousand and $119 thousand respectfully as compared to third quarter 2019.  In 2019, Small Bank Credits were applied to the FDIC assessment.

Income Taxes

Federal income tax expense was $121 thousand higher for the third quarter 2020 compared to the same quarter in 2019.  Effective tax rates were 19.29% and 17.91% for third quarter 2020 and 2019 respectively.  The higher effective tax rate for third quarter 2020 equated to an increase in federal income tax expense of $75 thousand with the remainder attributed to the increase in pre-tax income.

Net Income

Results overall, net income in the third quarter of 2020 was up $135 thousand as compared to the same quarter last year.  Third quarter 2020 included an additional $1.7 million of loan loss provision as compared to third quarter 2019.  As discussed previously, the long-term effects of COVID-19 and the ability of borrowers to make timely payments are unknown at this time.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for nine month periods ended September 30, 2020 and 2019

Interest Income

Higher loan balances created the improvement in the interest income for the first nine months of 2020 as compared to the first nine months of 2019.  Interest income rose 1.7% or $873 thousand while interest income from loans accounted for $1.7 million of the increase. Contributing to the overall improvement was an increase in securities income of $219 thousand offset by a decrease in income from Fed Funds sold and interest-bearing deposits of $997 thousand over 2019. The asset yield decreased by 63 basis points to 4.30% for the first nine months of 2020 compared to the first nine months of 2019’s 4.93%.  The 2019 yield was favorably impacted by the $2.0 million reversal of the estimated credit loss associated with the payoff of two purchased credit-impaired loans.

With each quarter of 2020, the loan growth has provided an offset to the overall decline in asset yield. PPP loan income for the year included interest income of $390 thousand and net fee income of $735 thousand.  The growth factor contribution is shown in the charts which follow.

The average interest earning asset base was $228.1 million higher in the first nine months 2020 than the first nine months of 2019, an increase of approximately 16.4%.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended September 30, 2020		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2020	September 30, 2019
Loans	$1,305,998	$48,256	4.93%	5.58%
Taxable investment securities	208,499	3,220	2.06%	2.34%
Tax-exempt investment securities	25,564	345	2.28%	2.46%
Fed funds sold & other	75,917	209	0.37%	2.08%
Total Interest Earning Assets	$1,615,978	$52,030	4.30%	4.93%

Change in Interest Income Year to Date September 30, 2020 Compared to September 30, 2019

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$1,651	$7,104	$(5,453)
Taxable investment securities	363	701	(338)
Tax-exempt investment securities	(144)	(136)	(8)
Fed funds sold & other	(997)	(4)	(993)
Total Interest Earning Assets	$873	$7,665	$(6,792)

Interest Expense

Interest expense was lower for the first nine months of 2020 compared to the first nine months of 2019. At $8.4 million, the first nine months of 2020 was down $2.6 million as compared to the same time period 2019 or 23.5%.

The average balance of interest-bearing liabilities was higher by $148.7 million in 2020 than the first nine months of 2019. Interest bearing deposits increased $148.6 million while Fed Funds purchased and securities sold under agreement to repurchase increased by a combined $3.5 million. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 47 basis points decrease in the cost of funds at 0.95% for the first nine months of 2020 as compared to 2019’s 1.42%.

The change chart below shows the decreased cost was driven more by rate than volume.

	(In Thousands)
	Year to Date Ended September 30, 2020		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2020	September 30, 2019
Savings deposits	$849,748	$3,237	0.51%	1.05%
Other time deposits	268,762	3,782	1.88%	2.05%
Other borrowed money	22,401	754	4.49%	4.20%
Fed funds purchased & securities
sold under agreement to repurchase	33,118	605	2.44%	2.37%
Total Interest Bearing Liabilities	$1,174,029	$8,378	0.95%	1.42%

Change in Interest Expense Year to Date September 30, 2020 Compared to September 30, 2019

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(2,340)	$539	$(2,879)
Other time deposits	(247)	101	(348)
Other borrowed money	(59)	(115)	56
Fed funds purchased & securities
sold under agreement to repurchase	78	63	15
Total Interest Bearing Liabilities	$(2,568)	$588	$(3,156)

Net Interest Income

Overall, net interest spread figures for the first nine months of 2020 were down from 2019 by 16 basis points and down 23 basis points from 2018. Net interest margin for the first nine months of 2020 was lower than the same periods of 2019 and 2018. As the chart below illustrates, lower yields on loan and investment income were only partially offset by lower interest expense resulting in total net interest margin down 27 basis points since the first nine months of 2019 and under the first nine months of 2018 by 19 basis points.

	September 30, 2020	September 30, 2019	September 30, 2018
Interest/Dividend income/yield	4.30%	4.93%	4.41%
Interest Expense/cost	0.95%	1.42%	0.83%
Net Interest Spread	3.35%	3.51%	3.58%
Net Interest Margin	3.61%	3.88%	3.80%

Net interest income was up $3.4 million in the first nine months of 2020 over the same time frame in 2019 due to the increase in loan income and lower interest expense as previously mentioned. As the new loans added in 2019 and 2020 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Results of Noninterest Earnings and Expenses for nine month periods ended September 30, 2020 and 2019

Provision Expense

Total provision for loan losses was $4.6 million higher for the first nine months 2020 than for the first nine months 2019 attributable primarily to the uncertainties associated with COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  Due to the governors’ prior closure of non-essential businesses in many states, including restaurants (except for carryout and delivery), hair salons, and retail establishments, the risk in those industries has increased.  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown.  Increases to the Bank’s ALLL for the first nine months of 2020, centered around current customers and businesses that are particularly vulnerable due to the stay at home order and qualitative factors, were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $74 thousand lower in the first nine months of 2020 compared to the same period 2019.  Recoveries were $21 thousand higher in the first nine months of 2020 as compared to first nine months of 2019.  Combined net charge-offs were $95 thousand lower in the nine months ended September 2020 as compared to the same time period 2019. Management continues to evaluate the potential financial implications resulting from COVID-19 and adjusts ALLL qualitative factors as necessary.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for nine months ended September 30, 2020, 2019, and 2018.

	(In Thousands)
	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Loans, net	$1,363,862	$1,158,696	$838,698
Daily average of outstanding loans	$1,305,998	$1,113,892	$830,118

Allowance for Loan Losses - January 1,	$7,228	$6,775	$6,868
Loans Charged off:
Consumer Real Estate	35	95	63
Agriculture Real Estate	-	-	-
Agricultural	-	22	-
Commercial Real Estate	8	-	15
Commercial and Industrial	165	55	100
Consumer	272	382	272
	480	554	450
Loan Recoveries:
Consumer Real Estate	7	-	18
Agriculture Real Estate	-	-	-
Agricultural	-	3	6
Commercial Real Estate	7	7	7
Commercial and Industrial	19	21	8
Consumer	116	97	79
	149	128	118
Net Charge Offs	331	426	332
Provision for loan loss	4,986	410	219
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	11,883	6,759	6,755
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	633	430	333
Total Allowance for Credit Losses - September 30,	$12,516	$7,189	$7,088
Ratio of net charge-offs to average Loans outstanding	0.03%	0.04%	0.04%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	151.01%	173.25%	1,399.98%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

In comparing past due balances of loans 30+ days, September 30, 2020 balances were $324 thousand as compared to September 30, 2019 balances of $2.5 million. Net charge-offs were also slightly lower at $331 thousand for the first nine months of 2020 compared to the first nine months of 2019’s $426 thousand.

Noninterest Income

Noninterest income for the first nine months of 2020 increased over the first nine months of 2019 by $2.3 million.  Gain on sale of loans showed an $1.6 million increase over the first nine months of 2019 with the refinance activity due to interest rate reductions.  Combined service fees increased by $460 thousand with increased debit card income of $358 thousand, servicing rights income of $642 thousand and mortgage release fees of $262 thousand.  Overdraft and returned check income decreased $636 thousand and miscellaneous service fees decreased $196 thousand.  The Company did sell some of its available-for-sale securities in first quarter 2020 and recognized a gain of $270 thousand.

Noninterest Expense

Through the first nine months of 2020, noninterest expenses were $1.5 million higher than in the first nine months of 2019.  2019 included $1.3 million of third party acquisition related costs incurred with the Limberlost transaction.  The nine months of 2020 included an increase of $1.1 million in salaries and wages in addition to an increase of $313 thousand in employee benefits. The addition of the acquired offices, normal merit increases, increased restricted stock expense, increased medical costs and increased employer taxes related to the vesting of restricted stock awards have impacted 2020.  2019 included acquisition costs in these categories of $145 thousand.

Data processing fees were $817 thousand lower than last year with $868 thousand of the decrease acquisition related. A seven year contract extension was signed in the third quarter of 2016 which has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. We have already added additional products in 2020, mainly focused on mobile services and business deposit accounts.  Furniture and equipment was $204 thousand higher than 2019.  Increased depreciation for new offices and office transformations, along with increased maintenance costs have led to this expense to increase over 2019.

General and administrative expenses were up $130 thousand over the first nine months of 2019.  Acquisition costs of $182 thousand were included in this line for 2019.  One of the largest increases was $106 thousand for audit, accounting and exam fees.  Overdraft related expenses were $96 thousand more than 2019.  The largest decrease for 2020 was in legal expenses.  These two line items on the income statement were down by $131 thousand over the first nine months of 2019.  During the first nine months of 2019, legal acquisition expenses were $96 thousand. Travel and convention expenses were down $81 thousand as compared to 2019.

Income Taxes

Federal income tax expense was only $3 thousand higher for the first nine months of 2020 compared to the first nine months of 2019.  Effective tax rates were 19.04% and 18.62% for the first nine months of 2020 and 2019 respectively.  The higher effective tax rate for the first nine months of 2020 equaled an increase in federal income tax expense of $70 thousand with the remainder driven from decreased earnings.

Net Income

Overall, net income through the first nine months of 2020 was down $360 thousand as compared to the first nine months of 2019.  Provision for loan loss, which increased $4.6 million for the first nine months of 2020 as compared to the first nine months of 2019, was the largest contributor to the decreased net income.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.65%	10.63%	Rising	3.00%	60,605	10.42%
3.31%	0.43%	Rising	2.00%	55,997	2.03%
3.27%	-0.67%	Rising	1.00%	55,062	0.32%
3.29%	0.00%	Flat	0.00%	54,885	0.00%
3.03%	-8.03%	Falling	-1.00%	51,308	-6.52%
2.90%	-11.94%	Falling	-2.00%	49,450	-9.90%
2.78%	-15.64%	Falling	-3.00%	47,713	-13.07%

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

The shock chart currently shows a tightening in net interest margin over the next twelve months in a rising rate environment at 100 basis points and at all levels in a falling rate environment.  At an increase of 100 basis points and the current low rate, there are not enough assets repricing above the floor for an expansion of net interest margin.  Due to the existence of such a low rate environment, the model predicts expansion of net interest income at any level in a rising rate environment.  Cost of funds are at 0.74% for the quarter and 0.95% for the year so the lowest shock of 100 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4 CONTROLS AND PROCEDURES

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020 . There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak an unprecedented number of individuals have filed claims for unemployment, and stock markets have experienced significant volatility, with bank stocks suffering significant declines in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2020.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2020 to 7/31/2020	475	(2)	21.65	(2)	—	545,000

8/1/2020 to 8/31/2020	6,400	(2)	21.78	(2)	—	545,000

9/1/2020 to 9/30/2020	—		—		—	545,000
Total	6,875		21.77		—	545,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 17, 2020.  On that date, the Board of Directors authorized the repurchase of 550,000 common shares between January 17, 2020 and December 31, 2020.

(2)	Shares which were repurchased to account for tax payable on vested stock awards are outside of the Company’s stock repurchase program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	October 28, 2020	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	October 28, 2020	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer