Form 10-K
period 2020-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2021-02-24
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $236,380,491.

As of February 19, 2021, the Registrant had 12,230,000 shares of common stock issued of which 11,196,744 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

TABLE OF CONTENTS

Form 10‑K Items		PAGE

Item 1.	Business	3-10

Item 1a.	Risk Factors	10-17

Item 1b.	Unresolved Staff Comments	17

Item 2.	Properties	18

Item 3.	Legal Proceedings	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	20-21

Item 6.	Selected Financial Data	21-22

Item 7.	Management Discussion and Analysis of Financial Condition and Results of Operations	22-47

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 8.	Financial Statements and Supplementary Data	49-105

Item 9.	Changes In and Disagreements on Accounting and Financial Disclosure	106

Item9a.	Controls and Procedures	106

Item 9b.	Other Information	106

Item 10.	Directors and Executive Officers of the Registrant	107-108

Item 11.	Executive Compensation	109

Item 12.	Security Ownership of Certain Beneficial Owners and Management	109

Item 13.	Certain Relationships and Related Transactions	109

Item 14.	Principal Accountant Fees and Services	110

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	111

Item 16.	Form 10-K Summary	112

Signatures		113

Exhibit 21.	Subsidiaries of Farmers & Merchants Bancorp, Inc.	114

Exhibit 31.	Certifications Under Section 302	115-116

Exhibit 32.	Certifications Under Section 906	117-118

Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Total Pages:		118

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

For a discussion of the general development of the Company’s business throughout 2020, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2020 in Review.”

Nature of Activities

The Farmers & Merchants State Bank engages in general commercial banking business. Its activities include commercial, agricultural and residential mortgage as well as consumer and credit card lending activities.  Because the Bank's offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements and loans for such items as autos, trucks, recreational vehicles and motorcycles.  With the expansion into newer market areas, the most recent increases in loan activity have been in commercial real estate, providing operating lines of credit and machinery purchases. During 2020, the Bank opened Loan Production Offices (LPOs) to extend the F&M footprint in Muncie, Indiana, Oxford, Ohio and West Bloomfield, Michigan.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, SUVs, and trucks is 110% depending on whether direct or indirect.
•	Loans above 100% are generally the result of additional charges for extended warranties and/or insurance coverage for wage or death.
•	Boats, campers, motorcycles, RV's and Motor Coaches range from 80%-90% based on age of vehicle.
•	1st or 2nd mortgages on 1-4 family homes range from 75%-90% with "in-house" first real estate mortgages requiring private mortgage insurance on those exceeding 80% LTV.
•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture:

Accounts Receivable:

•	Up to 80% LTV less retainages and greater than 90 days.

Inventory:

•	Agriculture:
o	Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.
•	Commercial:
o	Maximum LTV of 50% on raw and finished goods.
•	Floor plan:
o	New/used vehicles to 100% of wholesale.
o	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New NTE 80% of invoice, used NTE 50% of listed book or 75% of appraised value.
•	Restaurant equipment up to 35% of market value.
•	Heavy trucks, titled trailers NTE 75% LTV and aircraft up to 75% of appraised value.

Real Estate:

•	Maximum LTVs range from 70%-80% depending on type
•	Maximum LTV on non-traditional loan up to 85%

FM Investment Services, the brokerage department of the Bank, has served the Bank’s customers, providing investment services, since April of 1999. In November of 2020, FM Investment Services purchased the assets and clients of Adams County Financial Resources (ACFR) which is discussed in further detail in Note 2 to the Company’s financial statements. Securities are offered through Raymond James Financial Services, Inc.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Hancock, Henry, Lucas, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay and Steuben. The commercial banking business in this market is highly competitive, with approximately 34 other depository institutions currently doing business in the Bank’s primary market.  In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities.  In a number of our locations, we compete against entities which are much larger than us, including Huntington National Bank, Fifth Third Bank, PNC, Wells Fargo Bank, NA, KeyBank NA and JPMorgan Chase Bank, NA.  Based on deposit data as of June 30, 2020 from the FDIC and using zip codes in our markets, the Bank ranked 1st with a 15.05% market share in markets served.  The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2020, we had 367 full time equivalent employees.  The employees are not represented by a collective bargaining unit.  We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law.  The GLB Act made sweeping changes with respect to the permissible financial services which various types of financial institutions may provide.  The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms, was repealed.  Pursuant to the GLB Act, bank holding companies may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are “well capitalized” and “well managed” under applicable regulatory standards.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non‑bank businesses.  The required capital levels along with the Bank’s capital position at December 31, 2020 and 2019 are summarized in the table included in Note 15 to the consolidated financial statements.

Beginning in 2015, the Company and Bank were required to measure capital adequacy using Basel III accounting. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules is overseen by the Federal Reserve, the FDIC and the OCC.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories.  Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations.  An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.   As of December 31, 2020, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

The Dodd-Frank Act created an independent regulatory body, the Bureau of Consumer Financial Protection (“Bureau”), with authority and responsibility to set rules and regulations for most consumer protection laws applicable to all banks – large and small – which added another regulator to scrutinize and police financial activities. Transfer to the Bureau of all consumer financial protection functions for designated laws by the other federal agencies was completed in July 2011.   The Bureau was given responsibility for mortgage reform and enforcement, as well as broad new powers over consumer financial activities, including consumer financial products and services and how they are provided.

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

Significant mortgage rules mandated by the Dodd-Frank Act provisions were enacted in response to the breakdown in the mortgage lending markets and to provide for consumer protections. Final rules issued by the Bureau or jointly with other regulatory agencies implemented requirements under the Dodd-Frank Act regarding mortgage-related matters such as ability-to-repay, qualified mortgage standards, mortgage servicing, mortgage loan originator compensation, escrow requirements for higher-priced mortgage loans, and providing appraisals.  These mortgage rules addressed problems consumers faced in the three major steps in buying a home – shopping for a mortgage, closing on a mortgage, and paying off a mortgage.

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

Under the TILA Ability to Repay requirements, the Bank meets the criteria to qualify as a small creditor based on the number of first-lien mortgage loans transactions and due to its asset size; however it is not a creditor that operates predominantly in rural or underserved areas. The Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act.   In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance.

Revised Regulation C rules which implement the Home Mortgage Disclosure Act (HMDA) published by the Bureau become effective on January 1, 2018 for reportable loan applications.  Dodd-Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information.  The types of transactions reportable have expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Reportable data points were significantly expanded to 52 fields which included applicant age, credit score, automated underwriting system information, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, interest rate, loan originator identifier, as well as other data fields.   Ethnicity categories were expanded to include certain subcategories along with a means to capture information on how an applicant’s or borrower’s ethnicity, race, and sex were collected by the institution.  A thorough review and validation of data fields to be reported for each application was conducted throughout the year.  Year-end submission of HMDA data will utilize the web-based tool developed by the Bureau.

Enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) on May 24, 2018, resulted in a regulatory reform law deemed to be relief from certain burdensome provisions of the Dodd-Frank Act.  The EGRRCPA included provisions with various effective dates, including some that were effective immediately.  Matters impacted included access to mortgage credit; access to credit; protections for veterans, consumers, and homeowners; rules for holding companies; capital access; and protections for student borrowers.  Though effective immediately, conforming regulations were required for certain provisions such as Reciprocal Deposits, Examination Cycles, and High Volatility Commercial Real Estate (HVCRE).  The Protecting Tenants in Foreclosure Act was restored and permanently extended as of June 23, 2018.  An interim final rule was jointly issued by the OCC, FRB, and FDIC allowing an extended examination cycle for qualifying insured depository institutions with less than $3 billion in total assets.  Effective September 21, 2018, consumers could freeze their credit information and place one-year fraud alerts for free.  Additionally, parents can freeze the credit information of their children under age 16 for free.  In some instances, regulators still need to issue proposals, provide guidance, and publish final rules for various provisions.  Thus, issuance of guidance and final rules must be monitored in order to be effectively implemented.

Unfair or deceptive acts or practices (UDAP) standards originally developed years ago by the Federal Trade Commission focused on unacceptable practices that may not specifically be addressed elsewhere in banking or consumer finance law.  Banking regulatory agencies have increasingly used this authority over the years to address acts or practices that are deemed harmful, deceptive, or misleading to consumers.  The authority of the Federal Trade Commission (FTC) for credit practice rules was repealed as a result of the Dodd-Frank Act.  Guidance issued collectively by the FDIC, FRB, the Bureau, NCUA, and OCC in August 2014 clearly indicated certain consumer credit practices were not permissible and remained subject to Section 5 of the Federal Trade Commission Act, as well as Sections 1031 and 1036 of the Dodd-Frank Act.  The interagency guidance further noted that the Agencies will continue to have supervisory authority and enforcement authority for unfair or deceptive acts or practices, which could include those practices previously addressed in the former credit practices rules.  Awareness of UDAP standards, and the Bureau’s unfair, deceptive or abusive acts or practices (UDAAP) in relation to the offering and marketing of Bank products and services remains important.

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

Our loan portfolio has a large concentration of real estate loans

Real estate loans, which constitute a large portion of our loan portfolio, include home equity, agricultural, commercial, construction and residential loans, and such loans are concentrated in the Bank’s primary markets in northwest Ohio, Northeast Indiana and complimented with additional exposure in new areas from our LPOs.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse developments affecting real estate values in our market could increase the credit risk associated with our loan portfolio.

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

Changes in U.S. Trade Policies

From 2018 through 2020, the U.S. government implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including agricultural products such as soybeans, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future. In January 2020, passage of the United States-Mexico-Canada (USMCA) trade agreement helped to alleviate some of these risks. The USMCA updates trading rules to better reflect 21st century technology, regulates labor and environmental standards in Mexico, tightens the rules the auto industry must follow to trade vehicles duty free across the three countries and provides tariff-free trade in North America.

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” After many years of a low and flat rate environment, the Federal Reserve began increasing the Federal Funds rate in 2015. The Company did not experience improvement in its asset yield on loans until such time that the rate increases enabled the loan rates to rise above the floors which had been on the majority of the variable rate loans. During 2017, the increasing rates, having reached over 100 basis points, triggered rate changes above the floors and the Company experienced improvement in the interest spread. The improvement in the net interest spread during 2017 through 2019 directly correlated to the improvement of the Bank’s loan to asset ratio. The Federal Reserve began decreasing the Federal Funds rate in the second half of 2019, and made further cuts in 2020, which contributed to a deterioration in the interest rate spread in 2020.

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

A second incentive program of the Bank is based on cash compensation of which almost all employees participate (excluding commission based employees and other employees paid for specific higher paid positions, such as peak time). A discussion of executive officer pay is incorporated within the proxy and as such, this discussion will pertain to all other employees. Non-officer employees are paid a cash incentive based on the projected overall performance of the Bank in terms of Return of Average Assets (“ROA”) and the achievement of pre-established team and/or individual goals. The Compensation Committee determines the target performance levels on which the percentage of pay will be based. The Committee takes into account the five and ten year trend of ROA along with budget forecasted for the next year and the Bank’s past year performance. The Committee also considers the predicted banking environment under which the Bank will be operating. With the formation of the Captive, the ROA goal has been exclusive of the effect of the additional insurance expense at the Bank level. Non-officers receive incentive pay in December of the same year based on the year-to-date base compensation through the last pay received in November.

Officers, other than executive officers, receive incentive pay based on additional criterion.  The officers are rewarded based on overall ROA of the Bank along with individual pre-established goals.  Officers, therefore, have incentive pay at risk for individual performance.  The individualized goals are recommended by each officer’s supervisor and are approved by an incentive committee of the Bank.  The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus.  For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs.  The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself.  Officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each officer in 2020. Officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year.  Should the ROA be forecasted to be positive but below the base target set by the Board, the officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

Dividend Payout Restrictions

We currently pay a quarterly dividend on our common shares.  However, there is no assurance that we will be able to pay dividends in the future.  Dividends are subject to determination and declaration by our Board of Directors, which takes into account many factors.  The declaration of dividends by us on our common stock is subject to the discretion of our Board and to applicable state and federal regulatory limitations.  The Company may receive dividends from the Bank which is subject to restrictions and limitations in the amount and timing of the dividends it may pay to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company. The Captive also upstreams dividends to the Company when reserve levels are adequately provided for and may not exceed the net income of the prior twelve months.  Please see Note 16 in the notes to consolidated financial statements for additional information on dividend payout restrictions.

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

Potential Inadequacy of our allowance for loan losses

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the loan portfolio, current economic conditions and concentrations within the portfolio.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed expectations, we will need additional provisions to increase the allowance for loan losses.  Any increases in the allowance for loan losses may result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

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

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2022 and for interim periods during 2023. The Company began working with a third-party service provider to review parallel reports starting in June 2019. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective.

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

Vendor Relationship Risk

We rely on third-party vendors to provide key components of our business operations such as data processing, recording and monitoring transactions, online and mobile banking interfaces and services, internet connections and network access. While we have performed due diligence procedures in selecting vendors, we do not control their actions. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services or fails to protect non-public personal information of our customers or employees, we may suffer operational impairments, reputational damage and financial losses. Replacing these third-party vendors could create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

COVID-19 Pandemic

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act and Consolidated Appropriations Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion. The extent of such impact from the COVID-19 outbreak and related mitigation efforts will depend on future developments, which are highly uncertain, including but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  As the result, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

ITEM 1b. UNRESOLVED STAFF COMMENTS

None.

[Remainder of this page intentionally left blank.]

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

The Bank owns all of its office locations, with the exception of Angola, Indiana and Bowling Green, Ohio.  Both of these office locations are leased.

The Bank currently maintains retail banking offices at the following locations:

Office	Location
Archbold, Ohio	307 N Defiance Street 1313 S Defiance Street*
Wauseon, Ohio	1130 N Shoop Avenue 119 N Fulton Street*
Stryker, Ohio	300 S Defiance Street
West Unity, Ohio	200 W Jackson Street
Bryan, Ohio	929 E High Street* 1000 S Main Street
Delta, Ohio	101 Main Street
Montpelier, Ohio	1150 E Main Street
Napoleon, Ohio	2255 Scott Street
Swanton, Ohio	7 Turtle Creek Circle
Defiance, Ohio	1175 Hotel Drive
Perrysburg, Ohio	7001 Lighthouse Way
Butler, Indiana	200 S Broadway
Auburn, Indiana	403 Erie Pass
Angola, Indiana	2310 N Wayne Street
Hicksville, Ohio	100 N Main Street
Waterville, Ohio	8720 Waterville-Swanton Road
Custar, Ohio	22973 Defiance Pike
Sylvania, Ohio	5830 Monroe Street
Fort Wayne, Indiana	12106 Lima Road
Bowling Green, Ohio	1072 N. Main Street
Findlay, Ohio	1660 Tiffin Avenue
Geneva, Indiana	215 East Line Street
Monroe, Indiana	150 W Washington Street
Berne, Indiana	718 US Highway 27 N
Monroeville, Indiana	103 Main Street*
Portland, Indiana	1451 N Meridian Street
Decatur, Indiana	1061 S 13th Street
*Office being closed in 2021

All but one of the above locations has drive-up service facilities and an ATM.

The Bank’s LPOs are at the following locations:

LPO	Location
Muncie, Indiana	420 S High Street
Oxford, Ohio	29 N Beech Street
West Bloomfield, Michigan	7031 Orchard Lake Road

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

As of December 31, 2020, there were 1,783 record holders of our common stock of which 45.02% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2020.  The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2015 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance.  The stock price performance shown on the graph is not necessarily indicative of future performance.

	2015	2016	2017	2018	2019	2020
FMAO	100.00	133.49	310.45	297.43	239.96	191.71
NASDAQ - COMPOSITE	100.00	108.84	140.64	136.93	185.37	265.54
NASDAQ - BANK INDEX	100.00	137.22	144.43	122.33	150.00	138.70

Dividends are declared and paid quarterly.  Per share dividends declared for the years ended 2020 and 2019 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2020	$0.16	$0.16	$0.17	$0.17	$0.66
2019	$0.15	$0.15	$0.15	$0.16	$0.61

Dividends declared during 2020 were $0.66 per share totaling $7.3 million, 8.2% higher than 2019 declared dividends of $0.61 per share. During 2020, the Company awarded 37,832 shares to 92 employees and 2,175 shares were forfeited under its long term incentive plan. At year-end 2020, the Company held 1,032,456 shares in Treasury stock and 88,226 in unearned stock awards.

Dividends declared during 2019 were $0.61 per share totaling $6.73 million, 8.9% higher than 2018 declared dividends of $0.56 per share.  During 2019, the Company awarded 38,100 restricted shares to 94 employees and 3,220 shares were forfeited under its long term incentive plan. At year-end 2019, the Company held 1,093,065 shares in Treasury stock and 88,450 in unearned stock awards.

The Company currently expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.

The Company continues to have a strong capital base.

	2020	2019
Tier I Leverage Ratio	10.46%	11.52%
Risk Based Capital Tier I	13.60%	13.63%
Total Risk Based Capital	14.61%	14.22%
Stockholders' Equity/Total Assets	13.05%	14.33%

On January 15, 2021, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 500,000 shares of its outstanding common stock commencing January 15, 2021 and ending December 31, 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining Share Repurchases Authorization
10/1/2020
to	-		-		-	545,000
10/31/2020

11/1/2020
to	332	(2)	23.13	(2)	-	545,000
11/30/2020

12/1/2020
to	-		-		-	545,000
12/31/2020
Total	332		23.13		-	545,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 17, 2020.  On that date, the Board of Directors authorized the repurchase of 550,000 common shares between January 17, 2020 and December 31, 2020.

(2)	Shares which were repurchased for taxes on vested stock awards are outside of this program.

ITEM 6. SELECTED FINANCIAL DATA

Reclassification

Certain amounts in the 2019 and 2018 consolidated financial statements have been reclassified to conform with the 2020 presentation.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statement of Income

	(In Thousands, except share data)
	2020	2019	2018	2017	2016
Summary of Income:
Interest income	$70,169	$68,306	$46,429	$41,248	$37,727
Interest expense	10,393	14,759	6,572	5,127	4,223
Net Interest Income	59,776	53,547	39,857	36,121	33,504
Provision for loan losses	6,981	1,138	324	222	1,121
Net interest income after provision for loan losses	52,795	52,409	39,533	35,899	32,383
Other income (expense), net	(27,589)	(29,647)	(21,283)	(17,937)	(16,024)
Net income before income taxes	25,206	22,762	18,250	17,962	16,359
Income taxes	5,111	4,360	3,301	5,242	4,695
Net income	$20,095	$18,402	$14,949	$12,720	$11,664
Per Share of Common Stock:
Earnings per common share outstanding *
Net income(1)	$1.80	$1.66	$1.61	$1.38	$1.27
Dividends(1)	$0.66	$0.61	$0.56	$0.50	$0.46
Weighted average number of shares outstanding, including participating securities(1)	11,146,270	11,113,810	9,272,964	9,250,825	9,224,230

*	Based on weighted average number of shares outstanding
(1)	Share data has been adjusted to reflect a 2-for-1 stock split on September 20, 2017

Summary of Consolidated Balance Sheet

	(In Thousands)
	2020	2019	2018	2017	2016
Total assets	$1,909,544	$1,607,330	$1,116,163	$1,107,009	$1,055,895
Loans, net	1,289,318	1,211,771	839,599	816,156	751,310
Total deposits	1,596,162	1,288,347	928,790	919,340	842,203
Stockholders' equity	249,160	230,258	143,287	134,137	125,577
Key Ratios
Return on average equity	8.38%	8.26%	10.86%	9.75%	9.38%
Return on average assets	1.14%	1.23%	1.34%	1.18%	1.14%
Loans to deposits	80.78%	94.06%	90.40%	88.78%	89.45%
Capital to assets	13.05%	14.33%	12.84%	12.12%	11.89%
Dividend payout	36.36%	36.59%	34.40%	36.02%	35.67%

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

2020 in Review

2020 started out to be the year of execution. After a good beginning in terms of loan growth and initiatives the first two months, March brought the year of unprecedented change. The Federal Reserve decreased its overnight rate by fifty basis points on March 3rd. As we were adjusting to that change, they again decreased the rate on March 15th by a before unseen 100 basis points. We began to see the disruption caused by COVID-19 and the focus of the Bank quickly changed. Execution took on a new meaning related to following the actions governed by the Bank’s pandemic flu plan. The Bank took immediate measures and adjusted operations to protect the health and safety of their employees, customers and communities throughout the COVID-19 pandemic while continuing to provide financial services. Please see section titled COVID-19 for additional information related to actions taken.

The Company again reports record earnings in total and in earnings per share. This was achieved in the midst of a global pandemic.  Net income of $20.1 million, which included $7.0 million of loan loss provision, increased by $1.7 million as compared to 2019.  Earnings per share of $1.80 was $0.14 higher than 2019’s $1.66.  The improvement is credited to an increase in net interest income and noninterest income offset by increases in loan loss provision and noninterest expense, primarily attributable to salaries, wages and employee benefits.

The Company’s asset size grew $302.2 million with net loans accounting for $77.5 million and included $36.2 million of PPP loans, and the remaining difference primarily coming from an increase in cash and cash equivalents of $124.4 million and securities of $85.5 million.

The Company continued to work towards its three year strategic plan that was established in 2019.  The vision statement, “Community Vested to Help People Realize Their Best Lives,” was accentuated with the approval of $87.8 million in PPP loans helping approximately 947 small businesses protect over 12,400 jobs.  The following five strategic initiatives that will help take the Company to the next level are:  customer acquisition and retention, talent optimization, actively pursue acquisition opportunities, improve operating efficiency and financial performance, and develop a comprehensive digital strategy for internal and external constituencies.

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

Due to the retirement of Jim Burkhart in the second quarter, the Bank hired Shalini Singhal as our new Chief Information Officer.  Shalini is a proven CIO who will lead our digital efforts.  The management team is experienced, and we are confident of their ability to lead the Bank in the years to come.

After the difficult growing conditions and tight margins encountered during 2019, the 2020 planting season was one of the smoothest we have seen in our market area for several years as crops were planted in a timely manner.  Many farmers do continue to utilize crop insurance which protects revenue.  COVID-19 has created challenges in the agriculture sector just as it has for the entire economy.  These challenges include commodity prices, livestock supply chain, handling employees, and concerns with the overall health of the economy.  The growing season in our market area was variable with some areas receiving timely rains and others needing moisture.  The 2020 harvest fluctuated throughout our market area, but overall yields were positive.  Strong global demand for agriculture products has created a rise in grain prices.  This has resulted in profitable pricing opportunities for our customer base for both 2020 and 2021.  The grain, livestock and agri-business sector of our portfolio continues to remain healthy and concerns manageable.

2020 was an unprecedented year for both F&M and our commercial clients.  The COVID-19 pandemic caused issues for our labor force in the F&M footprint.  During the second half of the year, most of the commercial sector in the Bank’s markets returned to work.  Business volumes and profitability returned for many commercial clients; however still lagged for those industries most impacted by COVID-19.  The low rate environment continued to drive acquisitions and construction activity.  Projects are moving forward, and leases are being executed.  Commercial performance continues to remain strong.

Loan Production Offices (LPO) in Muncie, Indiana, Oxford, Ohio and West Bloomfield, Michigan all have new loan activity and are helping extend the F&M footprint.  The Bank was able to hire well known talented bankers from each area.  The Bank is completing a new full-service office in Fort Wayne, Indiana which will open in first quarter 2021.

In November, the Company purchased the assets and clients of Adams County Financial Resources (ACFR), a registered investment advisory firm located in Geneva, IN, with approximately $83.0 million of assets under management at November 30, 2020.  Please refer to Note 2 for additional information.

In December, the Company also announced the acquisition of Ossian Financial Services, Inc. (OFSI), which operates two full-service bank offices in Northeast Indiana and had approximately $122.0 million in assets as of September 30, 2020.  Please refer to Note 20 for additional information.

A trend of increasing improvement in net income continued from 2018 through 2020.  2020 increased 9.2% over 2019 and 2019 was 23.1% higher than 2018. Dividends declared also increased over the corresponding years. 2020’s declared dividends at $0.66 a share was 8.2% higher than 2019’s $0.61 per share and 2019 was 8.9% higher than 2018’s $0.56 per share. The Company remains strong, stable and well capitalized and has the capacity to continue to cover the increased costs of doing business. The Company continues to look for new opportunities to generate and protect revenue while providing additional channels through which to serve our customers and maintain our high level of customer satisfaction. The Company plans to continue our strategy of expansion into new markets, whether by acquisition or the establishment of new branch office locations.

COVID-19: What the Company knows, what steps have been taken, what has changed going forward

Shareholders

Dividend declaration

The Company expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.  We are sensitive to the needs of our long-time shareholders that utilize these funds to supplement their living expenses, especially in this low interest rate environment.  Dividends declared during the quarter at $0.17 per share increased by 6.25% over last year’s fourth quarter at $0.16 per share. Total dividends of $0.66 declared for the year 2020 increased 8.20% over 2019’s total of $0.61.

Annual Meeting

The Company held its Annual Meeting on April 16th; however, in light of the governmental restrictions the meeting was significantly different than in the past.  There was no dinner, no presentation of 2019 or an outlook for 2020 and only a small group of directors and officers present.  For the three items to be considered at the meeting, shareholders were asked to seriously consider not attending and vote by proxy.  Over 80% of the shareholders voted by proxy. The Company plans to hold its annual meeting in 2021 virtually and will include a short presentation of the financials and comments from our Chairman and President.

Communities

Offices

With the health of our employees and customers being our top concern, as of March 20th, the Bank temporarily suspended branch lobby hours to the public for walk-in transactions.  Appointments could be made at branches to complete all needed paperwork and transactions.  Drive-thru services remained open as well as all ATM’s and ITM’s to complete needed transactions.  To assure branches remained open, employees were divided into teams who rotated every three days to two weeks as a means to practice social distancing while limiting any possible exposure.  During the month of May, the retail re-open team developed an employee handbook which focused on opening protocols, employee training, health and wellness and facility signage.  Branch re-openings began on June 3rd with the last branches re-opening on June 15th.  We have continued to monitor and adjust lobby access as needed. Following the holidays, we implemented a hub strategy keeping at least one office full service in each of six regions and limited lobby access at the remainder. We had a few rare occurrences when lack of staffing required us to initiate limited access for a day. All offices, as long as adequate staffing is available, returned to full access in February. This is an area where the Bank remains diligent in protecting staff and customers from contributing to the exposure and/or spread of the virus. Internal controls have not been significantly modified due to COVID-19.

Small Business

2020 was an unprecedented year for both F&M and our business clients.  The COVID-19 pandemic caused issues for the labor force in the F&M footprint. As a Small Business Administration (SBA) approved provider, the Bank was able to immediately participate in the SBA PPP established under the CARES Act, which was signed into law on March 27, 2020. The PPP provided much needed assistance to businesses in our communities.  The Bank was able to process applications for around 947 small businesses protecting over 12,400 jobs which provided approximately $87.8 million in needed funding. Loan size varied from $300 to $2.3 million with only 2 loans over $2 million.  Net fee income from PPP loans to be recognized over 24 months will be $3.2 million.

During the second half most of the commercial sector in the Bank’s markets returned to work in an increased capacity.  Business volumes and profitability returned for many commercial clients, but still lag for those industries most impacted by COVID-19. The Bank began to take applications for PPP loan forgiveness in the third quarter. Forgiveness and principal payments received in the fourth quarter totaled $51.6 million in principal and represented accelerated fee income of $1.2 million for 2020. Forgiveness payments continue into the first quarter of 2021 on the remaining principal balance of $36.2 million. The Bank has also begun the initiating of the newest round of PPP for existing customers, representing round 2 for most; however, it may include some customers who are applying for the first time. F&M remains prepared to assist our customers to take advantage of these programs with the assistance of a third party for reporting purposes.

Consumers

Home Loan

With the Federal Reserve rate drops of 150 basis points in March (100 basis points of which was directly related to the effects of the virus on the economy), a surge in home loan activity has occurred. Much of the activity is refinance related and the Bank has experienced the highest amount of applications in its history, both in number of and dollar amount. Given the nature of the programs, the results were recorded beginning in the second quarter and continues into 2021. The Bank sells most of its home loans into the secondary market through Freddie Mac.

Existing loans on our books for which the Bank has received inquiries into forbearance agreements, totaled over 125 as of December 31, 2020. Of these inquiries, customers entered into agreements on 99 loans totaling just over $9.1 million. 30 loans were in-house making up $2.2 million in principal balance and 69 were secondary market loans which we service with balances totaling $6.9 million.  Of the 30 in-house loans, 3 are still in forbearance, 2 are in an active repayment plan and 25 have transitioned from  their forbearance into a current status by fully reinstating, completing a  repayment plan, entering into a payment deferral, curing by refinance or paying off the loan. Of the 69 secondary market loans, 3 are still in forbearance, 5 are in an active repayment plan and 61 have transitioned from  their forbearance into a current status by fully reinstating, completing a  repayment plan, entering into a payment deferral, or paying off the loan. We remain ready to assist our customers as needs continue.

Retail Loans

The Bank offered its “Skip-a-pay” program to consumers with installment loans, which allows the customer to skip the payment and extend the maturity of the contract for the payment period. We are allowing two payments to be skipped upon request with an additional one possible at the end of the initial request upon review. Normally, the Bank would charge a fee for this program – the fee has been waived. The Bank would also normally require the interest for the period to be collected and that requirement is currently waived. Interest is a part of the extended maturity payments. We have assisted 149 customers currently with loan balances totaling just over $2.0 million.  139 loans have been extended representing approximately $1.9 million and 259 extended months.

Waiving of late payment fees for our customers was introduced on March 16, 2020 and ceased on June 30, 2020. As of June 30th, the Bank had foregone fees of $307 thousand on loans to help our customers. Of the $307 thousand, $131 thousand was related to two past due commercial loans.  As a community bank, it is, by definition, what we should do.

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

Employees

The Bank continued paying employees their full pay through March 31, 2020.  During this time period, accumulated PTO and vacation time were frozen and not required to be used to receive full pay.  The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated.  As of April 1st, the Bank is following The Families First Coronavirus Response Act (FFCRA) which requires employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19.  These provisions were in effect until December 31, 2020.  Qualifying reasons for leave related to COVID-19 include the employee: (1) being subject to a quarantine order, (2) being advised by a healthcare provider to self-quarantine, (3) experiencing COVID-19 symptoms and is seeking a medical diagnosis, (4) caring for an individual subject to a quarantine order, (5) caring for his or her child whose school or place of care is closed or (6) experiencing any other substantially-similar condition specified by the U.S. Department of Health and Human Services.  All time off related to the above reasons was being separately documented within our time and attendance system.  The Bank was able to reduce its employer tax for up to two weeks (80 hours, or a part-time employee’s two-week equivalent).

At the end of December 2020, the Federal government extended the Family First Cares Act (FFCRA) into 2021. However, this extension is not mandatory, but at the discretion of the employer. To ensure our employees can make the best decisions about their health and keep our work environments safe, the Bank extended this leave through the end of March 2021.The Bank’s Pandemic team continues to meet bi-weekly and safety protocols continue to be followed, including masking and social distancing.

Financial – Exposures

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management believes that the main detrimental impact on the Company’s performance was a factor in the economic qualitative adjustment for the calculation of the allowance for loan loss. Subsequently, the loan loss provision was increased which also included an increase due to loan growth.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic.  With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations. As the Bank reviews our business customers’ tax returns and initiates the PPP programs of 2021, we will begin to have a better handle on the impact to our customers during 2020 and into 2021. At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic, such as through the Bank’s “Skip-a-pay” program, the waiver of late payment fees, and the entry into loan forbearance agreements, did have an impact on the Company’s 2020 performance.  Nonetheless, management believes that the Company’s current regulatory capital position is adequate to face the coming challenges.

The Company has a limited exposure to many sectors of the economy that will likely be impacted for an extended period such as the travel, restaurant, hospitality, energy and retail industries. The Bank does not have any direct exposure to the energy industry.  Hotels, entertainment and food related businesses are less than 10% of our overall loan portfolio as shown in the chart which follows. In addition, the Bank’s hotel customers are financially strong business owners, operating brand name hotels in compelling locations. The Bank, along with many other financial institutions, has increased its provision for loan losses in the current year compared to 2019 by approximately $5.9 million. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation in 2021.

The Bank had 190 loans that received either deferment payments or interest only payments due to COVID-19.  As of December 31, 2020, there were only five modifications left representing a total of $3.6 million.  Of those remaining there were no outstanding full payment deferment loans. Three loans are interest only in the entertainment sector with $1.2 million in total balances with all scheduled for original repayment terms to begin by early April 2021.  One office building with a $2.3 million balance with interest only payments will return to payments in May 2021.  One restaurant with a $13 thousand balance received an interest only modification in December with payments to resume in March of 2021.

Industry Segments (Dollars in Thousands)	Outstanding Loan Balance	Percent of Total Loan Portfolio	Payment Deferment	Percent of Total Loans Adjusted with Deferment	Interest Only Modifications	Percent of Total Loans Adjusted with Interest Only
Hospitality (Hotels)	$88,160	6.75%	$-	0.00%	$-	0.00%
Restaurants	20,610	1.58%	-	0.00%	13	0.36%
Retail Commercial Real Estate *	105,785	8.10%	-	0.00%	2,321	64.85%
Entertainment	25,230	1.93%	-	0.00%	1,245	34.79%
Car Dealers	30,301	2.32%	-	0.00%	-	0.00%
Gas Stations	19,830	1.52%	-	0.00%	-	0.00%
Other	735,433	56.34%	-	0.00%	-	0.00%
Total	$1,025,349	78.54%	$-	0.00%	$3,579	100.00%

# of Customers			-		5

*Includes Owner Occupied

  Report on Adjusted Loans as of December 31, 2020

Our credit administration is closely monitoring and analyzing these higher risk segments within the loan portfolio, tracking loan payment deferrals, customer liquidity and providing timely reports to senior management and the board of directors.  The Bank is in frequent contact with our borrowers during this time of uncertainty and has had only one COVID-19 related downgrade which was less than $10 million during 2020.  The Bank has stress tested our top five commercial concentrations which include retail commercial real estate, hotels, multi-family, industrial commercial real estate and assisted living.  An outside third party has reviewed 55% of our commercial portfolio along with our internal credit department having reviewed 75% of our loan portfolio as a result of new money, renewals or annual reviews.  Based on the Company’s capital levels, prudent underwriting policies, loan concentration diversification and our geographic footprint, we expect to be able to manage the economic risks and uncertainties associated with the pandemic and remain adequately capitalized.

Recent Legislative Action

On December 21, 2020, the House and Senate passed legislation to supply the latest round of COVID-19 relief, authorizing more than $900 billion in economic aid to small businesses and consumers—the second largest stimulus in history, behind only the CARES Act that Congress enacted in March. The bill also includes appropriations provisions to keep the government funded through September 30, 2021, as well as a host of miscellaneous items.  Key banking provisions under this legislation include the following:

•	An additional $284.6 billion in Paycheck Protection Program (PPP) funding for loans to small businesses, including for borrowers who have previously received a PPP loan.
•	A one-page simplified forgiveness process for PPP loans under $150,000.
•	Clarification to various CARES Act provisions, the tax treatment of PPP expenses, lender responsibilities for agent fees, and lender “hold harmless” protections under the PPP and other laws.
•	A further delay in Troubled Debt Restructuring (TDR) accounting until 60 days after the termination of the national emergency, or January 1, 2022.
•	A further optional delay in Current Expected Credit Loss (CECL) accounting until January 1, 2022
•	A new round of Economic Impact Payments (EIPs) for consumers, with aggressive distribution timelines and new exemptions from garnishments.
•	Significant added support for Community Development Financial Institutions (CDFIs) and Minority Depository Institutions (MDIs).
•	Funding for agricultural support programs and for renter assistance programs.
•	Termination of existing Federal Reserve emergency lending authority under the CARES Act, while preserving the Fed’s general 13(3) emergency authority existing prior to that Act.

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

As mentioned previously, the largest factor of the record earnings for 2020 was the $6.2 million improvement in net interest income as compared to 2019. In 2019, net interest income increased $13.7 million as compared to 2018. Interest and fee income from loans were responsible for the improvement. Interest income from loans, including fees, increased $3.1 million in 2020 as compared to 2019. This was preceded by an increase in 2019 of $19.9 million as compared to 2018. The underlying factors for the reason of the increase differed between the two time periods. 2019 was aided by prime rate increases which drove the effective interest rates on the Bank’s variable loans over their floor rates. During the second half of 2019, the prime rate decreased 75 basis points in a 91-day time period which was followed by a decrease of 50 basis points on March 3rd and a decrease of 100 basis points on March 15th. In 2020, PPP loans generated $2.8 million in loan interest and fee income. 2019 loan interest income included $1.985 million for the reversal of a credit loss established for two commercial purchased credit-impaired loans that were paid off during the second quarter. In both 2020 and 2019, the volume of loan growth was the largest contributing factor to the improved profitability. Securities were sold or matured with the proceeds used to fund the loan growth.  The security portfolio increased $47.1 million in average during 2020 as compared to 2019, and $1.6 million in average over 2018 average balances.  Interest income from that balance sheet component increased $119 thousand over 2019 while 2019 increased $678 thousand over 2018. Overall, total interest income was $1.9 million higher for 2020 than 2019 and was $21.9 million higher for 2019 than 2018.

Interest expense decreased from all interest bearing funding sources with the exception of federal funds purchased and securities sold under agreement to repurchase in 2020 over the time period of 2019. During 2019, interest expense increased in all interest bearing funding sources as compared to 2018. Overall, the funding goal the last three years has been to grow core deposits. Two strategies have been employed through the years, one of allowing expensive time deposits to run off until needed for funding and secondly to offer new non-interest bearing deposit products. Both of these strategies were to assist in controlling interest expense in a rising rate environment. Competition forced us to increase rates for deposits in 2019 while rates were lowered in 2020 in response to the prime rate drop of 150 basis points. Even with the interest rate decreases, average interest bearing deposits increased $158.6 million compared to 2019. During 2020, interest expense from deposits decreased by $4.3 million from 2019 and 2019 increased $7.0 million over 2018.  The majority, approximately 137.5%, of the increased expense of 2020 was influenced by decreased rates rather than due to additional cost associated with deposit growth.

Total interest expense (which includes deposit, federal funds purchased, securities sold under agreement to repurchase, and borrowed funds) totaled $10.4, $14.8 and $6.6 million for 2020, 2019 and 2018 respectively. The decreased expense is approximately 134.2% attributable to the falling interest rate environment in 2020 as compared to 2019 and approximately the increased expense is 68.4% attributable to the rising interest rate environment in the 2019 to 2018 comparison. Borrowed fund balances increased in January of 2019, as a result of the acquisition of Bank of Geneva. 2015’s three year borrowing matured in December of 2018.

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

Overall, we have seen a decrease in the net interest margin and spread from 2018 to 2020. Interest margin and spread decreased in 2020 as compared to 2019 with the lower asset yields only being partly offset by the decreased cost of funds.

Looking at the components behind the change in net interest margin for 2020 as compared to 2019, increased average balances in loans of $184.4 million stands out. The additional revenue of $3.1 million that those balances were responsible for was the largest contributor to the increased interest income of $1.9 million. In 2018 and 2019, loan revenue was positively impacted by the change in the interest rate. The majority of variable loans with floor rates attained the point where rate increases caused the rate to go above the floor. 2018 saw four additional rate hikes of 25 basis points while 2019 had three rate decreases of 25 basis points. As mentioned previously, March of 2020 had two rate decreases of 50 and 100 basis points. The large revenue gain in loan interest was aided by the increased earnings in securities of $678 thousand.  The overall asset yield in 2020 decreased by 60 basis points over 2019.

The decreased interest expense in 2020 correlated to the lower rate environment which differed from 2019’s high rate environment in which competition for deposits forced higher interest rates. In the area where the strategic plan was to gather core deposits, the average balance in savings grew by $158.8 million during 2020 as compared to 2019’s average balance. The other average balance increase for core deposits was the change in non-interest bearing demand deposits.  2020’s average balance in this portfolio was $60.7 million higher than 2019’s average balance. Overall, cost of funds decreased 55 basis points for 2020 over 2019.  The reason behind the decrease was largely due to rate decreases, not the volume increases.

The net interest margin for 2020 was 3.62% compared to 2019 which was 3.80%.  The 0.18% decrease for 2020 was directly related to the decreased interest income which was greater than the decreased interest expense. Net interest spread was 3.38% for 2020 compared to 2019’s 3.43%, creating a 5 basis point difference in the spread.  Loans as a percentage of earning assets was 79.3% while loans to total assets was 74.2% for 2020.  The goal is, as always, to improve the net interest margin and spread and thereby improve profitability.

In comparing 2019 to 2018, loan volume was primarily responsible for the improvement in interest income as the yield on the overall loan portfolio increased 42 basis points during 2019. The only category of asset yield to decrease was the tax exempt investment securities. Overall, asset yield increased 39 basis points in 2019 as compared to 2018.

The net interest margin fell in 2019, ending 3 basis points below 2018. Asset yield increased 39 basis points while the cost of funds increased 56 basis points. The yields on the individual segments did cause the overall improvement as all increased with the exception of tax exempt securities. The improvement in the asset yield was primarily a result of the change in rate.  In addition, loans as a percentage of earning assets increased to 79.9% in 2019 compared to 79.3% in 2018. Loans to total assets also increased to 75.3% for 2019 compared to 2018’s 74.8%.  Overall yield improves when the balances of the highest yield asset increases, which is loans.

With respect to the cost of funds, the Bank’s goal is to grow the least expensive category of funding sources. The largest average balance increase for 2019 was $169.1 million in savings deposits over 2018’s average balances. This growth was mostly responsible for the increase in funding expense of 56 basis points when comparing 2019 to 2018.

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, in order to mitigate the higher cost of funds and to continue to establish the opportunity for fee dollars from services provided, remains for 2021.

Total assets of the Company increased overall as did the earning assets in both average and year-end during 2020 and 2019. This matched the movement in interest dollars. The percentage of average earning assets to total average assets reflects the best utilization of funds.  For 2020, the percentage at 93.60% was only slightly lower than 2019 at 94.26%.  The addition of new offices increased the non-earning assets with cash balances held at the new offices and also the investment in the capital assets of their building and furniture. One of the things that helped to improve the profitability of 2020 was the percentage of average loans to total assets.  For 2020 the average balance of loans to total average assets was 74.21%, for 2019, 75.32%, for 2018, 74.77%.  Loans are the highest yielding asset for the Company.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities.  It is generally from this spread that the Company must fund its operations and generate profit.  When the asset yield decreases so must funding costs in order to maintain profitability.  It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. In a rising rate environment, the challenge is to hold the cost steady while allowing time for the asset portfolio to rise. Floors and ceilings on variable products also impact the level of increase in either scenario. The floors provide yield protection in the current lower rate environment while the rising rates will not benefit the asset yield until the spread plus prime is higher than the floor. The challenge is to increase the spread during renewals and on new loans. After the rate hikes in 2017 and 2018, the majority of the loans were now either equal to or over the floors which contributed to the increased asset yield in 2018 and 2019. With the rate decreases in 2019 and 2020, many loans reverted back to the floors.

In terms of interest expense, 2020’s decrease as compared to 2019 was approximately 134.2% due to the decrease in rates.  2019’s increase was due to an increase in rates as compared to 2018.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. In comparing to 2019, 2020 had movements as average balances increased in savings deposits, federal funds purchased, and securities sold to repurchase.  Other borrowed money decreased as advances were paid down or matured. The advances were part of the acquisition of Bank of Geneva with the final advance maturing in 2028. Time deposits decreased $219 thousand as compared to 2019. In comparing to 2018, 2019 had increased average balances in all categories. Time deposits and saving deposits increased in interest expense for 2019 as compared to 2018. Fed Funds purchased and securities sold under agreement to repurchase only increased $41 thousand for 2019 and was mostly due to dollar value of advances.

The following tables present net interest income, interest spread and net interest margin for the three years 2018 through 2020, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense.  The tables show the corresponding average rates of interest earned and paid.  Average outstanding loan balances include non-performing loans and mortgage loans held for sale.  Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.  The average cost of funds for 2020 was 0.87%, 55 basis points lower than 2019’s 1.42% for interest bearing liabilities.

The yield on tax-exempt investment securities shown in the following charts were computed on a tax equivalent basis.  The yield on loans has been tax adjusted for the portion of tax-exempt IDB loans included in the total.  Total interest earning assets is therefore also reflecting a tax equivalent yield in both line items, also with the net interest spread and margin.  The adjustments were based on a 21% tax rate for all years.

	2020
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$1,313,675	$65,317	4.98%
Taxable investment securities	219,044	4,136	1.89%
Tax-exempt investment securities	24,958	454	2.30%
Federal funds sold & other	99,304	262	0.26%
Total Interest Earning Assets	1,656,981	$70,169	4.25%
Non-Interest Earning Assets:
Cash and cash equivalents	74,208
Other assets	39,095
Total Assets	$1,770,284
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$879,669	$3,942	0.45%
Other time deposits	264,827	4,696	1.77%
Other borrowed money	21,245	980	4.61%
Federal funds purchased and securities sold under agreement to repurchase	32,363	775	2.39%
Total Interest Bearing Liabilities	1,198,104	$10,393	0.87%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	304,276
Other	28,206
Total Liabilities	1,530,586
Shareholders' Equity	239,698
Total Liabilities and Shareholders' Equity	$1,770,284
Interest/Dividend income/yield		$70,169	4.25%
Interest Expense/cost		10,393	0.87%
Net Interest Spread		$59,776	3.38%
Net Interest Margin			3.62%

	2019
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$1,129,231	$62,213	5.51%
Taxable investment securities	163,777	3,832	2.34%
Tax-exempt investment securities	33,112	639	2.44%
Federal funds sold & other	86,971	1,622	1.86%
Total Interest Earning Assets	1,413,091	$68,306	4.85%
Non-Interest Earning Assets:
Cash and cash equivalents	43,815
Other assets	42,304
Total Assets	$1,499,210
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$720,879	$7,323	1.02%
Other time deposits	265,046	5,619	2.12%
Other borrowed money	25,538	1,083	4.24%
Federal funds purchased and securities sold under agreement to repurchase	29,859	734	2.46%
Total Interest Bearing Liabilities	1,041,322	$14,759	1.42%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	243,551
Other	(8,541)
Total Liabilities	1,276,332
Shareholders' Equity	222,878
Total Liabilities and Shareholders' Equity	$1,499,210
Interest/Dividend income/yield		$68,306	4.85%
Interest Expense/cost		14,759	1.42%
Net Interest Spread		$53,547	3.43%
Net Interest Margin			3.80%

	2018
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$831,614	$42,303	5.09%
Taxable investment securities	147,186	2,863	1.95%
Tax-exempt investment securities	48,059	930	2.45%
Federal funds sold & interest bearing deposits	21,218	333	1.57%
Total Interest Earning Assets	1,048,077	$46,429	4.46%
Non-Interest Earning Assets:
Cash and cash equivalents	35,486
Other assets	28,650
Total Assets	$1,112,213
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$551,746	$3,453	0.63%
Other time deposits	183,512	2,536	1.38%
Other borrowed money	4,946	80	1.62%
Federal funds purchased and securities sold under agreement to repurchase	26,252	503	1.92%
Total Interest Bearing Liabilities	766,456	$6,572	0.86%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	194,548
Other	13,570
Total Liabilities	974,574
Shareholders' Equity	137,639
Total Liabilities and Shareholders' Equity	$1,112,213
Interest/Dividend income/yield		$46,429	4.46%
Interest Expense/cost		6,572	0.86%
Net Interest Spread		$39,857	3.60%
Net Interest Margin			3.83%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2020 vs 2019
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$3,104	$10,169	$(7,065)
Taxable investment securities	304	1,293	(989)
Tax-exempt investment securities	(185)	(199)	14
Federal funds sold & other	(1,360)	230	(1,590)
Total Interest Earning Assets	$1,863	$11,493	$(9,630)

Interest Bearing Liabilities:
Savings deposits	$(3,381)	$1,613	$(4,994)
Other time deposits	(923)	(5)	(918)
Other borrowed money	(103)	(182)	79
Federal funds purchased and securities sold under agreement to repurchase	41	62	(21)
Total Interest Bearing Liabilities	$(4,366)	$1,488	$(5,854)

	2019 vs 2018
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$19,910	$15,151	$4,759
Taxable investment securities	969	323	646
Tax-exempt investment securities	(291)	(366)	75
Federal funds sold & interest bearing deposits	1,289	1,032	257
Total Interest Earning Assets	$21,877	$16,140	$5,737

Interest Bearing Liabilities:
Savings deposits	$3,870	$1,058	$2,812
Other time deposits	3,083	1,127	1,956
Other borrowed money	1,003	333	670
Federal funds purchased and securities sold under agreement to repurchase	231	69	162
Total Interest Bearing Liabilities	$8,187	$2,587	$5,600

Non-Interest Income

The discussion now focuses on the non-interest income and expense generated from the Company for the years ended 2018 through 2020.  Non-interest income increased in total for 2020 as compared to 2019, ending at $16.8 million.  2019 had non-interest income of $11.8 million which exceeded 2018’s $10.9 million.

The one line item of non-interest income on the consolidated income statement for 2020 which improved over both 2019 and 2018 was customer service fee revenue. 2020 customer service fee revenue was $2.2 million higher than 2019 while 2019 was $791.0 thousand higher than 2018, mainly due to increased mortgage servicing rights income, debit card income and mortgage release fees. 2020 included a one-time $430 thousand gain on the settlement of a bank owned life insurance contract. Other service charges and fees decreased $841.3 thousand from 2019 which increased $261.9 thousand over 2018’s $4.2 million. The majority of the decrease for 2020 and the increase for 2019 was attributed to overdraft, returned check charges and recurring overdraft fees from combined business accounts and consumer accounts. Upgrades to our digital products and services continue to occur in both retail and business lines.

The Bank has long promoted the use of debit cards by its customers and continues to build on that philosophy with the introduction of new products. During 2020 the Bank collected interchange revenue, combined with fees collected on foreign ATM usage (noncustomers utilizing our ATMs), of $3.9 million which was $518.2 thousand higher than 2019 and $465.5 thousand higher than 2018. In December of 2019, the Bank became a principal with MasterCard and received a $1.75 million signing bonus. The signing bonus is based on achieving $1.1 billion in signature transactions within the next five years. The bonus is being recognized over 60 months with $350.8 thousand included in 2020’s $3.9 million. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the non-interest section regarding the net effect of debit card activity.

Noninterest income from net gain on sales of loans was the highest in 2020 of the three year periods shown. The change was related to the decrease in rates after a couple of years of a rising interest rate environment. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans. 65.2% of the gains were attributed to the residential loans in 2020, 56.0% in 2019 and 66.5% in 2018. In conjunction with these sales, the Bank maintains servicing rights and those income amounts during all three years are included in the customer service fee income line item and accounted for $1.7 million in 2020, $731.4 thousand in 2019 and $449.1 thousand in revenue for 2018.

The last item in the non-interest income section is the net gain of sale of investments. The Bank has sold securities over the last three years for two main purposes: to provide funds for loan growth and to take advantage of the position of the yield curve when a gain can be recognized on sales without extending the duration of the portfolio longer than wanted. In February of 2020, the Bank did complete security swap transactions that resulted in a gain of $270 thousand. 2019 and 2018 had limited sales for gain recognition due to the flatness of the yield curve which began to occur in second half of 2017. The Bank will not increase short-term gains at the sacrifice of long-term profitability. The available for sale security portfolio switched from an unrealized loss position in 2018 into an unrealized gain position in 2019. The Bank recognized net losses of $26.3 thousand in 2019 and net gains of $9.8 thousand in 2018. The Company also recognized a gain on sale of securities from the holding company of $0.4 thousand in 2019 while proceeds from 2018 were used to provide cash for the acquisition with the losses totaling $19.2 thousand. The net effect of the consolidated number is what shows on the line item of net loss of $26 thousand for 2019 and $9 thousand for 2018.

Non-Interest Expense

Noninterest expense increased 7.0% in 2020 as compared to 2019 and was preceded by a 29.0% increase in 2019 as compared to 2018. Represented in dollars, 2020 was $2.9 million higher than 2019 and 2019 was $9.3 million higher than 2018. The largest factor behind the increase in both years was the expense of employee salaries and wages. During 2020, an additional $2.2 million was spent over 2019 which correlates to an 13.2% increase. When making the same analysis for 2019 as compared to 2018, 2019’s costs increased $2.6 million or 18.7%.  Three main components flow into salaries and wages: base salary, deferred costs, and incentives composed of the expense of restricted stock awards and performance incentives. Base pay increased in 2020 with the creation of pay grades and a minimum living wage of $26,000 or $12.50 per hour. 2019 increased with the addition of the six offices acquired from Bank of Geneva. Normal yearly increases to the employees would be included in all years. Base pay was up $2.9 million for 2020 over the previous year and 2019 was up $3.2 million over 2018. The full time equivalent number of employees at each year-end increased to 367 for 2020, to 357 for 2019 compared to 2018’s 288.  The Company had also chosen to invest a portion of the tax savings dollars of 2018 to increase the base pay of our lowest paid employees.

Incentive pay as it related to performance was up $194.0 thousand in 2020 over 2019 and down $386.3 thousand in 2019 over 2018.  The Return on Assets multiple used to award incentive pay dropped in 2020 and 2019 to 1.0 compared to 2018’s 1.367. The effect of acquisition costs and fair value accretions/amortizations were removed in 2019 and 2018 for the calculation.  The measurements used for award incentive pay had improved in 2018 and employees benefited accordingly. The target measurements used for 2018 were increased to negate the paying of incentive for the benefit of the lower tax rate. The expense for the restricted stock awards decreased in 2020 as less shares have been granted to a slightly smaller number of employees and the market value of the shares has decreased. The market value of the Company’s stock increased significantly with the listing on NASDAQ and being included in the Russell 3000 Index during the second quarter of 2017. 718 less shares were awarded in 2020 with a lower value as compared to 2019; therefore, the expense for 2020 was lower by $63.9 thousand which included accelerated expense due to retirement and other of $163.4 thousand as compared to 2019. 5,100 additional restricted shares were awarded in 2019 as compared to 2018 with the value of these awards much lower.  2019’s cost for this program was $342.8 thousand higher than 2018 which included expense due to retirement of $244.7 thousand. The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see Note 11 of the consolidated financial statements.

Along with the salary and wage increase was a slight increase in employee benefits in 2020 as compared to 2019. Employee group insurance accounted for the largest portion of the cost, which was an increase of $441.6 thousand over 2019. This was due to an increase in the cost to provide to a larger number of employees along with a higher level of medical claims. The cost of the 401-K retirement plan decreased $185.1 thousand for 2020 as compared to 2019. The contribution portion relating to the discretionary profit-sharing percentage was 4.6% in 2020 compared to 5.25% for 2019. Workers compensation decreased $173.1 thousand compared to 2019 with the bureau issuing three dividend checks totaling $185.9 thousand. Overall, employee benefits increased $43.0 thousand or 0.8% from 2019.

Along with the salary and wage increase was an increase in employee benefits in 2019 as compared to 2018. Employee group insurance accounted for the largest portion of the cost, which was an increase of $775.6 thousand over 2018. This was due to an increase in the cost to provide to a larger number of employees along with a higher level of medical claims. The cost of the 401-K retirement plan also increased $198.3 thousand for 2019 as compared to 2018.  Overall, employee benefits increased $1.4 million or 35.1% from 2018.

Net occupancy expense typically increases as the Company expands, which is what has occurred for 2018 through 2019; however, a decrease occurred for 2020. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. This division experienced a stronger 2020 than 2019; however weaker than 2018. The department was short staffed most of 2020 through 2018.  For 2020, building rent as generated from FM Investments was higher by $24.8 thousand.  Rent is received in lieu of commissions. This increase of revenue in addition to decreased automobile expenses of $64.2 thousand and building repair and maintenance expenses of $69.7 thousand contributed to the decreased net occupancy expense of $46.0 thousand for 2020 as compared to 2019.  Building rent as generated by FM Investments was lower by $60.6 thousand in 2019 contributing to the overall increase to net occupancy to $560.0 thousand in 2019 as compared to 2018.

The 1-4 family mortgage refinancing activity saw a tremendous increase in 2020 with the decline in interest rates. 2020 accounted for the largest number of loans being closed in the Bank’s history. A correlating expense to that activity as it relates to loans sold to the secondary market, is the amortization of mortgage servicing rights. The amortization is the expense that offsets the income recognized when the loan is first made. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. The net income for 2020 was $691 thousand; 2019 had net income of $244 thousand and was preceded by net income of $86 thousand for 2018. Of course, the value (or income) of the mortgage servicing right when the loans are sold also impacts the net position. As of December 31, 2020, 4,034 loans are being serviced with corresponding balances of $377.5 million. 2019 had 3,691 loans serviced with corresponding balances of $303.9 million. As of December 2018, 3,588 loans were being serviced with balances of $289.2 million.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2020	2019	2018
Beginning of Year	$2,629	$2,385	$2,299
Capitalized Additions	1,722	731	450
Amortization	(1,031)	(487)	(364)
Valuation Allowance	-	-	-
End of Year	$3,320	$2,629	$2,385

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

Data processing costs were lower in 2020 as compared to 2019 by $785.0 thousand of which $867.6 thousand was acquisition related for termination fees incurred in 2019. Overall, data processing expense for 2019 was expected to be higher with the addition of the six acquired Indiana offices. Data processing expense increased $1.2 million during 2019 as compared to 2018.

As the pricing on many services is based on number of accounts and the Bank fully expects those to increase with the growth from the newer offices and overall Bank growth, this line item is expected to also increase.

The FDIC assessment increased over 2019 while 2019 decreased as compared to 2018. This line item speaks to the health of the Bank and the financial industry. The assessment for 2020 was up $450.0 thousand compared to 2019 as a result of the total assessment base increasing. In 2020, Small Bank Assessment Credits of $125.9 thousand were applied to first quarter’s invoice. Credits in the amount of $204.2 thousand were applied to third and fourth quarter 2019’s invoice. The assessment for 2019 was down $143.0 thousand from 2018.

The last line items with significant variation in noninterest expense to discuss is “consulting fees” and “other general and administrative.” Consulting fees increased by $300.0 thousand in 2020 over 2019 while decreased $259.9 thousand in 2019 compared to 2018. In 2020, $167.0 thousand was paid to the firm who assisted with identifying profit enhancements, $48.0 thousand for Chief Information Officer search, $25.0 thousand to Kasasa for contract termination and $34.0 thousand to develop a predictive customer behavior model. During 2019, consultants were used to complete a pay study review, assist with developing a three year strategic plan and to identify profit enhancement initiatives. Acquisition costs incurred in 2019 and 2018 total $1.28 million and $742.1 thousand respectively with expenses being recorded in multiple line items. Core deposit intangible expense which is included in the other general and administrative line decreased in 2020 compared to 2019 by $7.0 thousand; however, increased in 2019 compared to 2018 by $560.0 thousand with the acquisition. Advertising and public relations decreased in 2020 by $237.0 thousand with many events canceled due to the pandemic; however, had increased in 2019 by $682 thousand over 2018. With the addition of new offices in both years behind the increases, 2020 was expected to increase due to additional offices being added. The Bank also celebrates the anniversary of office openings with a special event in each community.

Allowance for Credit Losses

Provision expense increased by $5.8 million for 2020 as compared to 2019 and $814 thousand for 2019 as compared to 2018. The large increase in provision expense for 2020 was attributable to the uncertainties associated with COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL). The restaurant and hospitality sectors have been hit especially hard. Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown. Increases to the Bank’s ALLL centered around current customers and businesses that are particularly vulnerable and qualitative factors were adjusted accordingly. Management continues to monitor asset quality, making adjustments to the provision as necessary. The increase in the provision for loan losses in 2019 over 2018 was due primarily to the level of charge-offs and the overall growth in the loan portfolio year over year.  The consumer portfolios had the highest levels of charge-off activity in 2020, 2019 and 2018 at $380, $491 and $359 thousand respectively.  Net charge offs in the consumer portfolio were $240, $371 and $245 thousand for 2020, 2019 and 2018 respectively. Total net charge-offs were $537, $685 and $417 thousand for 2020, 2019 and 2018, respectively.

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

Watch list loan balances are comprised of loans graded 5-8. At year-end December 31, 2020 these loans totaled $56.3 million and were $3.9 million lower than December 31, 2019. Grade 5 decreased $6.1 million in 2020 as compared to 2019 and Grade 6 increased by $2.2 million in the same comparison. Grade 7 increased a mere $29 thousand in 2020 as compared to 2019.

At year-end December 31, 2019, the watch list loans totaled $60.2 million and were $52.3 million higher than December 31, 2018. Grade 5 increased $19.9 million in 2019 as compared to 2018 and grade 6 increased by $32.2 million in the same comparison. Grade 7 increased $200 thousand in 2019 as compared to 2018. Much of the total increase in 2019, $33.4 million, is in the agricultural real estate portfolio which expanded with the acquired loan portfolio.

The watch list loans as of December 31, 2018 totaled $7.9 million. Grade 5 loans were $3.8 million, Grade 6 were $3.2 million and Grade 7 loans were $886.0 thousand.

At December 31, 2020, 31.2% of the watch list was classified as special mention, with an additional 66.8% classified as substandard and a small 2.0% or $1.1 million of the $56.3 million watch list was classified as doubtful. At year-end 2019, 39.3% of the watch list was classified as special mention, with an additional 58.9% classified as substandard. A small 1.8% or $1.1 million of the $60.2 million watch list was classified as doubtful.

Of the aggregate watch list loan balances, as of December 31, 2018, special mention accounted for 47.5% with substandard comprising 41.4% and doubtful accounting for the final 11.1%.

In response to these fluctuations and loan growth during 2018 through 2020, the Bank’s ALLL to outstanding loan coverage percentage changed to 1.05% as of December 31, 2020, 0.59% as of December 31, 2019, and 0.80% as of December 31, 2018.  In addition, for 2020 and 2019 our allowance for loan and lease losses does not include a $1.7 and $2.1 million credit mark, respectively associated with the Limberlost acquisition, which further supports the current position of the ALLL.

The above indicators impacting the ALLL are reviewed at a minimum quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated.  These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and the ratio of watch list loans to capital, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators consist of more subjective data used to evaluate the potential for inherent losses in the Bank’s loan portfolio.  For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted.  At the end of each of 2018 and 2019 improvements were noted in unemployment figures. In 2020, a COVID-19 factor was added and adjusted during the year.

All commercial and agricultural relationships with lines of credit greater than $50,000 and aggregate loan exposure greater than $250,000 are reviewed annually by the Bank’s Credit Department. All commercial and agricultural relationships with term debt only and aggregate loan exposure greater than $750,000 are also reviewed by the Bank’s Credit Department. These reviews are conducted to identify early signs of deterioration.

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

The ACL increased $6.6 million during 2020 while increasing $658 thousand and decreasing $46 thousand during 2019 and 2018 respectively. The percentage of ACL to the total loan portfolio was 0.83% as of December 31, 2018 and 0.63% as of December 31, 2019, and 1.1% as of December 31, 2020. December 31, 2018 had the lowest loans past due 30+ day percentage at 0.09% in the last ten years. December 31, 2019 and 2020 were still at respectable lows of 0.18% and 0.29%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Income Taxes

Income tax expense was $751 thousand more for 2020 than 2019 as result of approximately $2.4 million of additional income.  The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, became effective for the Company’s 2018 fiscal year and created a single corporate tax rate of 21%.  Effective tax rates were 20.28%, 19.15% and 18.09%, for 2020, 2019 and 2018 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $150, $182 and $229 thousand for 2020, 2019 and 2018, respectively less the TEFRA adjustments of $4, $12 and $8 thousand respectively. One of the benefits from the establishment of the Captive subsidiary was a lower effective tax rate.

Material Changes in Financial Condition

The shifts in the balance sheet during 2020 through 2018 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by growth in core deposits and growth in other borrowings primarily related to the acquisition of the Bank of Geneva.  The cost of funds has been impacted by the increase of both interest bearing liabilities and the pressure on rates from competition for funds. In 2020, the rate pressure from competition basically subsided. Increased balances in non-interest bearing deposits aided in profitability also. Loan growth and a widened net interest margin contributed to improved profitability in 2019 and 2018. With the rate decreases in 2020, net interest margin decreased 18 basis points compared to 2019.

Average earning assets increased in balances through 2020 and 2019. Loan growth in both years was the main factor.

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

During 2016, the Bank began to utilize Promontory’s ICS, product to replace pledged securities; thereby increasing liquidity. ICS utilizes a nation-wide bank network to provide FDIC insurance coverage to the Bank’s depositors. The Bank is using the product to replace pledged securities to the Bank’s Ohio public customers and for commercial sweep customers previously utilizing daily repurchase agreements to protect balances over $250 thousand. The majority of the commercial accounts converted in 2017.

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Security balances as of December 31 are summarized below:

	(In Thousands)
	2020	2019	2018
U.S. Treasury	$-	$10,021	$22,830
U.S. Government agencies	124,241	62,445	69,327
Mortgage-backed securities	113,056	95,197	36,262
State and local governments	70,515	54,630	40,028
	$307,812	$222,293	$168,447

The following table sets forth the maturities of investment securities as of December 31, 2020 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security.  Tax-equivalent adjustments, using a twenty-one percent rate, have been made in yields on obligations of state and political subdivisions.  Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$-	0.00%	$-	0.00%
U.S. Government agencies	-	0.00%	40,631	1.10%
Mortgage-backed securities	133	0.02%	88	4.11%
State and local governments	1,054	1.72%	14,606	1.72%
Taxable state and local governments	-	0.00%	10,086	1.52%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$-	0.00%	$-	0.00%
U.S. Government agencies	83,610	1.12%	-	0.00%
Mortgage-backed securities	7,409	1.70%	105,426	1.60%
State and local governments	8,318	1.79%	1,749	1.86%
Taxable state and local governments	34,702	2.06%	-	1.79%

As of December 31, 2020, the Bank did not hold a large block of any one investment security in excess of 10% of stockholders’ equity. The largest segment of holdings is in U.S. Government agencies. The Bank also holds stock in the Federal Home Loan Bank of Cincinnati and Indianapolis at a cost of $5.8 million. This is required in order to obtain Federal Home Loan Bank loans.

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

The following table shows the Bank’s loan portfolio, excluding loans held for sale, by category of loan as of December 31st of each year, net of deferred fees and costs:

	(In Thousands)
Loans:	2020	2019	2018	2017	2016
Consumer Real Estate	$175,588	$165,349	$80,766	$83,620	$86,234
Agricultural Real Estate	189,159	199,105	68,609	64,073	62,375
Agricultural	94,358	111,820	108,495	95,111	84,563
Commercial Real Estate	588,825	551,309	419,784	410,520	377,481
Commercial and Industrial	189,246	135,631	121,793	126,275	109,256
Consumer	52,540	49,237	41,953	37,757	33,179
Other	15,757	8,314	5,889	6,415	5,732
	$1,305,473	$1,220,765	$847,289	$823,771	$758,820

The following table shows the maturity of loans excluding fair value adjustments as of December 31, 2020:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$5,810	$31,538	$138,295
Agricultural Real Estate	5,612	4,045	180,123
Agricultural	53,083	27,835	13,443
Commercial Real Estate	21,532	307,834	259,571
Commercial and Industrial	61,416	109,373	18,642
Consumer	1,520	38,099	12,900
Other	2,223	134	13,397
	$151,196	$518,858	$636,371

The following table presents the total of loans excluding fair value adjustments due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed	Variable
	Rate	Rate	Total
Consumer Real Estate	$157,784	$12,049	$169,833
Agricultural Real Estate	159,431	24,737	184,168
Agricultural	38,273	3,005	41,278
Commercial Real Estate	470,321	97,084	567,405
Commercial and Industrial	112,523	15,492	128,015
Consumer	50,999	-	50,999
Other	13,531	-	13,531
	$1,002,862	$152,367	$1,155,229

The following table summarizes the Company’s nonaccrual, past due 90 days or more and still accruing loans, and accruing troubled debt restructurings as of December 31 for each of the last five years:

	(In Thousands)
	2020	2019	2018	2017	2016
Non-accrual loans	$9,404	$3,400	$542	$1,003	$1,384
Accruing loans past due 90 days or more	-	-	-	-	-
Troubled Debt Restructurings, not included above	941	980	104	587	559
Total	$10,345	$4,380	$646	$1,590	$1,943

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates.  Interest income that would have been recorded under the original terms of these loans would have aggregated $272 thousand for 2020, $193 for 2019 and $99 thousand for 2018. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation.  A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $269 thousand for 2020, $117 thousand for 2019 and $69 thousand for 2018.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected.  The Bank had nonaccrual loan balances of $9.4 million at December 31, 2020 compared to balances of $3.4 million and $542.0 thousand as of year-end 2019 and 2018. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2020, the Bank had $56.3 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties which are not reflected in the table above. At December 31, 2019, the Bank had $60.2 million of these loans. At December 31, 2018, the Bank had $7.9 million of these loans.  These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve at December 31, 2020 and 2019.

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

As of December 31, 2020, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $94.4 million with an additional $189.2 million in agricultural real estate loans which compared to $111.8 and $199.1 million respectively as of December 31, 2019.  The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2020, the Bank had $6.5 million of its loans that were classified as troubled debt restructurings, of which $5.6 million are included in non-accrual loans.  This compares to $956.3 thousand of troubled debt restructurings, of which $50.3 thousand are included in non-accrual loans for 2019 and $178.1 thousand of troubled debt restructuring, of which $74.4 thousand are included in non-accrual loans for 2018.

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

As presented in the table on the next page, charge-offs decreased to $720 thousand for 2020. 52.8% of the charge-offs stemmed from the consumer related portfolios. Charge-offs were $841 thousand for 2019, $580 thousand for 2018, preceded by $288 thousand for 2017 and $550 thousand for 2016.  Recoveries were $183 thousand in 2020 compared to $156, $163, $150 and $156 thousand for 2019, 2018, 2017 and 2016, respectively. The net charge-offs for the last five years were all under $700 thousand. 2017 was the lowest at $138 thousand.

Higher provision expense was used to fund the ALLL for loan growth in 2016 and 2019. 2020 had higher provision expense due to the uncertainty surrounding COVID-19 and its impact on individuals and businesses. For 2017 and 2018, the provision was used to replenish the balance decreased by the net charge-off activity. Overall, the ALLL increased from $6.8 million at year-end 2016 to $13.7 million at year-end 2020. After adding the allowance for unfunded loan commitments, the ACL ended

2020 at $14.3 million. As the ratios on the bottom of the following table show, the trends for each have improved or remained constant over the five years shown. Asset quality and the ACL are both strong and emphasize the level of credit quality.

In reviewing the bigger picture of the allowance for credit loss, the years with the higher percentage of ACL to total nonperforming loans ratio account for the lower level of nonaccrual and watch list loans. This demonstrates the extended time period with which it has taken to achieve resolution and/or collection of these loans. The ratio of ACL to nonperforming loans increased beginning in 2016 with a significant drop in 2019 followed by a slight drop in 2020. 2020’s provision expense was the highest of the five years shown largely due to the uncertainty surrounding COVID-19.  Loan growth occurred in 2020 and 2019 reaching a double-digit percentage increase like 2016. The ACL to nonperforming loans for all years remained more than adequate and emphasizes the existing strong level of credit quality.

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	(In Thousands)
	2020	2019	2018	2017	2016
Loans	$1,302,990	$1,218,999	$846,374	$823,024	$758,094
Daily average of outstanding loans	$1,313,675	$1,129,231	$831,614	$783,140	$724,076
Allowance for Loan Losses - Jan 1	$7,228	$6,775	$6,868	$6,784	$6,057
Loans Charged off:
Consumer Real Estate	35	98	63	4	106
Agricultural Real Estate	-	-	-	-	-
Agricultural	-	37	-	-	21
Commercial Real Estate	8	-	16	21	93
Commercial and Industrial	297	215	142	-	20
Consumer	380	491	359	263	310
	720	841	580	288	550
Loan Recoveries:
Consumer Real Estate	9	-	18	13	28
Agricultural Real Estate	-	-	-	-	-
Agricultural	-	3	8	8	10
Commercial Real Estate	10	11	10	15	20
Commercial and Industrial	24	22	13	12	11
Consumer	140	120	114	102	87
	183	156	163	150	156
Net Charge Offs	537	685	417	138	394
Provision for loan loss	6,981	1,138	324	222	1,121
Acquisition provision for loan loss	-	-	-	-	-
Allowance for Loan & Lease Losses - Dec 31	13,672	7,228	6,775	6,868	6,784
Allowance for Unfunded Loan Commitments & Letters of Credit - Dec 31	641	479	274	227	217
Total Allowance for Credit Losses - Dec 31	$14,313	$7,707	$7,049	$7,095	$7,001
Ratio of net charge-offs to average Loans outstanding	0.04%	0.06%	0.05%	0.02%	0.05%
Ratio of the Allowance for Loan & Lease Losses to Nonperforming Loans	145.47%	209.70%	1249.57%	684.83%	490.39%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2020		2019		2018		2017		2016
	Amount		Amount		Amount		Amount		Amount
	(000's)%		(000's)%		(000's)%		(000's)%		(000's)%
Balance at End of Period Applicable To:
Consumer Real Estate	$633	13.45	$311	13.51	$247	9.48	$343	10.11	$316	11.33
Agricultural Real Estate	958	14.49	314	16.31	250	8.10	244	7.78	241	8.22
Agricultural	701	7.25	691	9.18	768	12.83	667	11.57	616	11.17
Commercial Real Estate	7,415	45.10	3,634	45.14	3,217	49.52	3,149	49.81	3,250	49.72
Commercial and Industrial	3,346	15.67	1,727	11.81	1,305	15.10	1,546	16.14	1,318	15.18
Consumer	606	4.04	551	4.05	484	4.97	441	4.59	394	4.38
Unallocated	13	0.00	-	0.00	504	0.00	478	0.00	649	0.00
Allowance for Loan & Lease Losses	$13,672	100.00	$7,228	100.00	$6,775	100.00	$6,868	100.00	$6,784	100.00
Off Balance Sheet Commitments	641		479		274		227		217
Total Allowance for Credit Losses	$14,313		$7,707		$7,049		$7,095		$7,001

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity as of December 31, 2020 are as follows:

(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$22,980	$28,953	$46,046	$50,904

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2020:
Average balance	$304,276	$503,771	$375,898	$264,827
Average rate	0.00%	0.66%	0.26%	1.68%
December 31, 2019:
Average balance	$243,551	$422,778	$298,101	$265,046
Average rate	0.00%	1.49%	0.45%	1.95%
December 31, 2018:
Average balance	$194,548	$313,785	$237,961	$183,512
Average rate	0.00%	1.05%	0.15%	1.38%

Liquidity

Liquidity remains adequate and up from prior years as the Bank has increased the investment portfolio in 2019 and 2020.  Prior to 2019, the investment portfolio decreased to fund loans.  The Bank has access to $148.1 million of unsecured borrowings through correspondent banks and $206.7 million of unpledged securities which may be sold or used as collateral. The amount of unpledged securities increased almost $90.4 million as compared to 2019.  For the Bank, an additional $7.4 million is also available from the Federal Home Loan Bank based on current collateral pledging.  At the present time, only 1-4 family and home equity portfolios are pledged.  Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities. This is accomplished not only by immediate liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $244.0 for 2020, $196.9 for 2019 and $195.2 million for 2018. This represented 13.8%, 13.1%, and 17.6% of total average assets, respectively.  Of the almost $289.9 million of debt securities in the Bank’s portfolio as of December 31, 2020, $330.8 thousand, or 0.1% of the portfolio, is expected to receive payments or mature in 2021. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

In addition to the Bank’s investment portfolio, the Company has $17.9 million held in the holding company’s investment portfolio. $805.7 thousand of those investments will mature or receive payments in the next twelve months. These funds provide liquidity to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company.  The Captive has also upstreamed dividends to the Company and is expected to continue annually as long as reserve levels are adequately provided for. This provides additional liquidity for Company activities.  The Company sold securities in December 2018 to provide $8.5 million in cash for the preparation of the acquisition on January 1, 2019.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances increased in all categories with the exception of time deposits as of December 31, 2020 compared to same date 2019. Average total savings balances increased $158.8 million in 2020 as compared to 2019.  Core deposit balances as of year-end 2019 increased in categories as compared to 2018. Overall deposits increased an average of $299.7 million in 2019 and $41.7 million in 2018. The Bank utilized Federal Funds purchased at times during 2018 through 2020. The average balance for 2020 was $2.2 million, for 2019 and 2018 was $2.1 million and $1.4 million, respectively. The Bank is comfortable accessing these funds on a regular basis.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development.  The use of new funds for loans is measured by the loan to deposit ratio.  The Bank’s average loan to deposit ratio was 90.7% for 2020, 91.8% for 2019 and 89.4% for 2018.  The Bank’s goal is for this ratio to be higher in the 80-90 percent range with loan growth being the driver.  The Bank ended the year 2020 at an 81.8% loan to deposit ratio.

Short-term debt such as federal funds purchased, and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased, and securities sold under agreement to repurchase amounted to $30.2 million at December 31, 2020, $48.1 million at December 31, 2019, and $32.2 million at the end of 2018. These accounts are used to provide a sweep product to the Bank’s commercial customers and for some term deposits. The repurchase agreements are for term deposits only.

“Other borrowings” are also a source of funds.  Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati and Indianapolis.  These funds are then used to provide loans in our community. On January 1, 2019, the Bank acquired $49.5 million of borrowings from the Federal Home Loan Bank of Indianapolis.  During 2020 and 2019, $7.5 million and $23.9 million, respectively matured and was paid off.

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

Contractual Obligations

Contractual Obligations of the Company totaled $298.1 million as of December 31, 2020. Time deposits represent contractual agreements for certificates of deposits held by its customers. Long term debt represents the borrowings with the Federal Home Loan Bank and is further defined in Note 9 of the Consolidated Financial Statements.

	Payment Due by Period (In Thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Securities sold under agreement to repurchase	$30,239	$10,234	$20,005	$-	$-
Time Deposits	247,553	131,869	92,972	22,470	242
Dividends Payable	1,889	1,889	-	-	-
Building Leases	595	146	272	158	19
Long Term Debt	17,861	-	2,881	13,000	1,980
Total	$298,137	$144,138	$116,130	$35,628	$2,241

Capital Resources

Stockholders’ equity was $249.2 million as of December 31, 2020 compared to $230.3 million at December 31, 2019. Dividends declared during 2020 were $0.66 per share totaling $7.3 million and dividends declared during 2019 were $0.61 per share totaling $6.7 million. Throughout 2020, the Company awarded 37,382 shares of restricted stock awards to 92 employees. During 2019, the Company awarded 38,100 shares of restricted stock to 94 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. On December 31, 2020 the Company held 1,032,456 shares in Treasury Stock and 88,226 unvested shares of restricted stock.   At year-end 2019, the Company held 1,093,065 shares in Treasury stock and 88,450 unvested shares of restricted stock. On January 15, 2021 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 500,000 shares of its outstanding common stock commencing January 15, 2021 and ending December 31, 2021. The Company has a history of approving a similar resolution to be in effect each year for at least the last five years.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios. At December 31, 2020, the Bank had total risk-based capital ratio of 12.64%. Core capital to risk-based asset ratio of 11.63% for the Bank, is well in excess of regulatory guidelines.  The Bank’s leverage ratio of 9.08% is also substantially in excess of regulatory guidelines. Under Basel III, the common equity Tier 1 Capital to risk-weighted assets ratio is also well above the required 4.50% and the 6.50% well capitalized levels with the Bank at 11.63%. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) in 2018, the Company is no longer subject to regulatory capital ratio requirements as long as its total consolidating assets are less than $3.0 billion. For further discussion and analysis of regulatory capital requirements, refer to Note 15 of the Audited Financial Statements.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate
3.92%	13.38%	Rising	3.00%	69,632	13.60%
3.81%	10.23%	Rising	2.00%	67,663	10.39%
3.67%	6.05%	Rising	1.00%	65,062	6.14%
3.46%	0.00%	Flat	0.00%	61,296	0.00%
3.26%	-5.56%	Falling	-1.00%	57,846	-5.63%
3.09%	-10.69%	Falling	-2.00%	54,669	-10.81%
2.91%	-15.87%	Falling	-3.00%	51,463	-16.04%

The shock chart currently shows a widening in net interest margin over the next twelve months in an increasing rate environment and a tightening in a falling rate environment. With the rate decreases in the second half of 2019 and the first quarter of 2020, the model predicts an expansion in a rising rate environment. The basis rising rates scenarios are predicted to expand the net interest margin and produce higher levels of net interest income. This would indicate that the assets yield is predicted to increase faster than the cost of funds will rise. The Bank continues to enhance its use of the software model and performs additional stress tests whose results management and the director’s review. The Bank also monitors and adjusts the assumptions for decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  Both directional changes are well within risk exposure guidelines. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

ITEM 8.  FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2020 and 2019.

Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. (Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As described in Note 4 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $13.67 million at December 31, 2020.  The Company also describes in Note 1 of the consolidated financial statements the "Allowance for Loan Losses" accounting policy around this estimate.  The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired and an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

The primary reason for our determination that the allowance for loan losses is a critical audit matter is that it involved significant judgement and complex review as there is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management's assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:

•

Testing the design and operating effectiveness of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans and  management’s review controls over the ALLL balance as a whole including attending internal Company Historical Loss Factors & Minimums meeting, Qualitative Analysis Adjustments Committee meeting and Audit Committee discussions and analysis.

•	Testing clerical/computational accuracy of the formulas within the Company’s ALLL calculation.
•	Testing of completeness and accuracy of the underlying data utilized in the ALLL, including reports used in management review controls over the ALLL.
•

Testing of the loan review function and the accuracy of loan grades determined.  Specifically, utilizing internal specialists to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.

•

Evaluating the overall reasonableness of qualitative factor adjustments to historical loss and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

We have served as the Company's auditor since 2014.

Fort Wayne, Indiana

February 24, 2021

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2020 and 2019

(000’s Omitted, Except Share Data)

	2020	2019
Assets
Assets
Cash and due from banks	$98,279	$50,137
Federal funds sold	77,427	1,159
Total cash and cash equivalents	175,706	51,296
Interest-bearing time deposits	4,653	4,309
Securities - available-for-sale	307,812	222,293
Other securities, at cost	5,939	5,810
Loans held for sale	7,740	4,248
Loans, net	1,289,318	1,211,771
Premises and equipment	27,063	26,283
Construction in progress	-	68
Goodwill	47,340	47,340
Mortgage servicing rights	3,320	2,629
Other real estate owned	71	214
Bank owned life insurance	25,208	15,235
Other assets	15,374	15,834
Total Assets	$1,909,544	$1,607,330
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$351,147	$265,156
Interest-bearing
NOW accounts	542,317	423,655
Savings	455,145	322,973
Time	247,553	276,563
Total deposits	1,596,162	1,288,347
Federal funds purchased and securities sold under agreement to repurchase	30,239	48,073
Federal Home Loan Bank (FHLB) advances	17,861	24,806
Dividend payable	1,889	1,768
Accrued expenses and other liabilities	14,233	14,078
Total liabilities	1,660,384	1,377,072

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 12/31/20 and 12/31/19	81,804	81,535
Treasury stock - 1,032,456 shares 12/31/20, 1,093,065 shares 12/31/19	(11,932)	(12,456)
Retained earnings	173,591	160,081
Accumulated other comprehensive income	5,697	1,098
Total stockholders' equity	249,160	230,258
Total Liabilities and Stockholders' Equity	$1,909,544	$1,607,330

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2020, 2019 and 2018

(000’s Omitted, Except Per Share Data)

	2020	2019	2018
Interest Income
Loans, including fees	$65,317	$62,213	$42,303
Debt securities:
U.S. Treasury and government agencies	3,369	3,341	2,478
Municipalities	1,079	837	1,095
Dividends	142	293	220
Federal funds sold	20	416	19
Other	242	1,206	314
Total interest income	70,169	68,306	46,429
Interest Expense
Deposits	8,638	12,942	5,989
Federal funds purchased and securities sold under agreements to repurchase	775	734	503
Borrowed funds	980	1,083	80
Total interest expense	10,393	14,759	6,572
Net Interest Income Before Provision for Loan Losses	59,776	53,547	39,857
Provision for Loan Losses	6,981	1,138	324
Net Interest Income After Provision for Loan Losses	52,795	52,409	39,533
Noninterest Income
Customer service fees	8,893	6,726	5,935
Other service charges and fees	3,602	4,443	4,181
Net gain on sale of loans	4,022	677	757
Net gain (loss) on sale of available-for-sale securities	270	(26)	(9)
Total noninterest income	16,787	11,820	10,864
Noninterest Expense
Salaries and wages	18,488	16,329	13,760
Employee benefits	5,601	5,558	4,115
Net occupancy expense	2,271	2,317	1,757
Furniture and equipment	3,143	2,775	2,110
Data processing	1,768	2,553	1,318
Franchise taxes	1,346	981	954
ATM expense	1,690	1,715	1,340
Advertising	1,332	1,569	887
Net loss on sale of other assets owned	7	81	44
FDIC assessment	633	183	326
Mortgage servicing rights amortization	1,031	487	364
Consulting fees	968	668	928
Other general and administrative	6,098	6,251	4,244
Total noninterest expense	44,376	41,467	32,147
Income Before Income Taxes	25,206	22,762	18,250
Income Taxes	5,111	4,360	3,301
Net Income	$20,095	$18,402	$14,949

Basic and Diluted Earnings Per Share	$1.80	$1.66	$1.61
Dividends Declared	$0.66	$0.61	$0.56

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020, 2019 and 2018

(000’s Omitted)

	2020	2019	2018
Net Income	$20,095	$18,402	$14,949
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	6,091	5,179	(1,058)
Reclassification adjustment for realized (gain) loss on sale of available-for-sale securities	(270)	26	9
Net unrealized gain (loss) on available-for-sale securities	5,821	5,205	(1,049)
Tax expense (benefit)	1,222	1,093	(220)
Other comprehensive income (loss)	4,599	4,112	(829)
Comprehensive Income	$24,694	$22,514	$14,120

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholders’ Equity

For the Years Ended December 31, 2020, 2019 and 2018

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2018	9,265,880	$11,546	$(12,160)	$136,547	$(1,826)	$134,107
Net income				14,949		14,949
Other comprehensive loss					(829)	(829)
Adoption of ASU 2018-02				359	(359)	-
Purchase of treasury stock	(10,999)		(490)			(490)
Issuance of 33,000 shares of restricted stock (Net of forfeitures - 2,620)	30,380	(1,468)	241	1,174		(53)
Stock-based compensation expense		745				745
Cash dividends declared - $0.56 per share				(5,142)		(5,142)
Balance - December 31, 2018	9,285,261	10,823	(12,409)	147,887	(3,014)	143,287
Net income				18,402		18,402
Other comprehensive income					4,112	4,112
Issuance of 1,830,000 shares of common stock in acquisition	1,830,000	70,437				70,437
Purchase of treasury stock	(13,206)		(381)			(381)
Issuance of 38,100 shares of restricted stock (Net of forfeitures - 3,220)	34,880	(813)	334	526		47
Stock-based compensation expense		1,088				1,088
Cash dividends declared - $0.61 per share				(6,734)		(6,734)
Balance - December 31, 2019	11,136,935	81,535	(12,456)	160,081	1,098	230,258
Net income				20,095		20,095
Other comprehensive income					4,599	4,599
Issuance of 40,049 shares of common stock in acquisition	40,049		500	325		825
Purchase of treasury stock	(16,779)		(383)			(383)
Issuance of 37,382 shares of restricted stock (Net of forfeitures - 2,175)	35,207	(755)	383	373		1
Stock-based compensation expense		1,024				1,024
Director stock awards	2,132		24	24		48
Cash dividends declared - $0.66 per share				(7,307)		(7,307)
Balance - December 31, 2020	11,197,544	$81,804	$(11,932)	$173,591	$5,697	$249,160

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(000’s Omitted)

	2020	2019	2018
Cash Flows from Operating Activities
Net income	$20,095	$18,402	$14,949
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,531	2,307	1,711
Amortization of premiums on available-for-sale securities, net	1,289	822	957
Amortization of servicing rights	1,031	487	364
Amortization of core deposit intangible	720	727	167
Amortization of customer list intangible	16	-	-
Net amortization (accretion) of fair value adjustments	455	(1,379)	6
Stock-based compensation expense	1,024	1,088	745
Director stock awards	48	-	-
Deferred income taxes	(1,691)	292	471
Provision for loan losses	6,981	1,138	324
Gain on sale of loans held for sale	(4,022)	(677)	(757)
Originations of loans held for sale	(210,029)	(73,562)	(51,807)
Proceeds from sale of loans held for sale	210,559	68,579	51,381
Loss on sale of other assets owned	7	81	44
(Gain) loss on sales of available-for-sale securities	(270)	26	9
Increase in cash surrender value of bank owned life insurance	(359)	(351)	(361)
Gain on bank owned life insurance	(430)	-	-
Change in other assets and other liabilities, net	(573)	5,951	(7,466)
Net cash provided by operating activities	27,382	23,931	10,737
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	91,003	67,071	29,691
Sales	11,843	11,100	10,081
Purchases	(183,563)	(110,166)	(13,866)
Activity in other securities, at cost:
Sales	-	237	-
Purchases	(129)	(21)	-
Purchase of bank owned life insurance	(10,000)	-	-
Proceeds from bank owned life insurance	816	-	-
Change in interest-bearing time deposits	(344)	(290)	(1)
Proceeds from sales of other assets owned	226	564	120
Additions to premises and equipment	(3,222)	(3,510)	(2,628)
Loan originations and principal collections, net	(84,354)	(112,212)	(21,926)
Acquisition of Limberlost, net of cash received	-	(2,089)	-
Net cash provided by (used in) investing activities	(177,724)	(149,316)	1,471
Cash Flows from Financing Activities
Net change in deposits	307,648	153,088	9,450
Net change in federal funds purchased and securities sold under agreements to repurchase	(17,834)	15,892	(7,314)
Repayment of FHLB advances	(7,493)	(23,938)	(5,000)
Purchase of treasury stock	(383)	(381)	(490)
Cash dividends paid on common stock	(7,186)	(6,345)	(4,956)
Net cash provided by (used in) financing activities	274,752	138,316	(8,310)
Net Increase in Cash and Cash Equivalents	124,410	12,931	3,898
Cash and Cash Equivalents - Beginning of Year	51,296	38,365	34,467
Cash and Cash Equivalents - End of Year	$175,706	$51,296	$38,365

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019, 2018

(000’s Omitted)

	2020	2019	2018
Supplemental Information
Supplemental cash flow information:
Interest paid	$10,093	$13,540	$6,472
Income taxes paid	6,473	3,954	5,155
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	71	287	68
Cash dividends declared not paid	1,889	1,768	1,379
The Company purchased all of the capital stock of Limberlost for $78,902 on January 1, 2019. In conjunction with the acquisition, liabilities were assumed as follows:
The Company purchased the assets of Adams County Financial Resources by issuing 40,049 shares of common stock on November 16, 2020.
Fair value of assets acquired	$825	$336,380	-
Less: common stock issued	825	70,437	-
Cash paid for the capital stock	-	8,465	-
Liabilities assumed	$-	$257,478	-

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

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

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

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

Restrictions on Cash and Amounts Due from Banks

Effective March 26, 2020, the Bank is no longer required to maintain average balances on hand with the Federal Reserve Bank.  The Company and its subsidiaries maintain cash balances with high quality financial institutions. At times such balances may be in excess of the federally insured limits.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
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
December 31, 2020, 2019, 2018
Note 1 - Summary of Significant Accounting Policies (Continued)

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of financial assets.  Capitalized servicing rights are amortized into noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.  Fees received for servicing loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received.  Costs of servicing loans are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed for impairment at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 1 - Summary of Significant Accounting Policies (Continued)

an appraisal and any such impairment is recognized in the period identified.  The Bank’s annual goodwill impairment analysis was performed as of September 30, 2020 by an independent third party. The goodwill impairment analysis consisted of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting entity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350.  As of September 30, 2020, the excess fair value of capital was $57.8 million or 26.8% over the carrying value and was over 1.2 times the value of goodwill being carried. Therefore, the Bank concluded it is unlikely impairment of goodwill has occurred from the goodwill established from the Bank’s acquisition of Knisely which occurred on December 31, 2007, and the acquisition of Bank of Geneva which occurred on January 1, 2019.

Other intangible assets consist of core deposit and customer list intangible assets arising from business acquisitions.  They are initially measured at fair value and then are amortized on a straight line method over their estimated useful lives and evaluated for impairment.  These assets are included in other assets on the consolidated balance sheets.

Off Balance Sheet Instruments

In the ordinary course of business, the Bank has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit and standby letters of credit.  Such financial instruments are recorded when they are funded.

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to non-interest expense if the carrying value exceeds the fair value minus the estimated costs to sell.  Foreclosed real estate is classified as other real estate owned.  The net loss from operations of foreclosed real estate held for sale is reported in non-interest expense. At December 31, the Bank’s holding of other real estate owned totaled $71 thousand and $214 thousand for 2020 and 2019, respectively.

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

Bank Owned Life Insurance

Bank owned life insurance policies are carried at their cash surrender value.  The Bank recognizes tax-free income from the periodic increases in the cash surrender value of these policies and from death benefits.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 1 - Summary of Significant Accounting Policies (Continued)

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

Income Tax

The Company’s income tax expense consists of the following components for federal and state:  current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2020 and 2019.  With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2017.

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
December 31, 2020, 2019, 2018
Note 1 - Summary of Significant Accounting Policies (Continued)

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

The components of other comprehensive income (loss) and related tax effects are as follows:

	(In Thousands)
	2020	2019	2018
Net unrealized gain (loss) on available-for-sale securities	$6,091	$5,179	$(1,058)
Reclassification adjustment for (gain) loss on sale of available-for-sale securities	(270)	26	9
Net unrealized gain (loss) on available-for-sale securities	5,821	5,205	(1,049)
Tax expense (benefit)	1,222	1,093	(220)
Other comprehensive income (loss)	$4,599	$4,112	$(829)

Reclassification

Certain amounts in the 2019 and 2018 consolidated financial statements have been reclassified to conform with the 2020 presentation.  These reclassifications had no effect on net income.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 1 - Summary of Significant Accounting Policies (Continued)

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

The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities).  FASB subsequently approved a delay in adoption for Smaller Reporting Companies.  The Company has completed an analysis to determine that it qualifies as a Smaller Reporting Company.  As such, adoption can be postponed until periods beginning after December 15, 2022 (i.e., January 1, 2023, for calendar year entities).  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The Company has contracted with an external advisor and has formed a committee to determine the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable management to review scenarios and determine which calculations will produce the most reliable results. The Company began working with the third-party service provider to review parallel reports starting in June 2019.  The Company has not adopted ASU 2016-13 in calendar year 2020 and management is currently evaluating when or if they would elect to early adopt ASU 2016-13.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and other (Topic 350) – Simplifying the Test for Goodwill Impairment.”  These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption was permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company has adopted ASU 2017-04 effective January 1, 2020, as required, without a material impact on its financial statements.

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

In March 2020, in connection with the implementation of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and related provisions, we have elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for troubled debt restructurings (TDRs) to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 or (2) 60 days after the end of the COVID-19 national emergency.  The relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  As of December 31, 2020, there were no loan modifications that would have been previously treated as TDRs under the guidance in ASC 310-40.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 2 – Business Combination & Asset Purchase

On January 1, 2019, the Company acquired Limberlost Bancshares, Inc. (“Limberlost”), the bank holding company for Bank of Geneva, a community bank based in Geneva, Indiana.  Bank of Geneva operated six full-service offices in the northeast Indiana communities of Geneva, Berne, Decatur, Monroe, Portland and Monroeville.  Shareholders of Limberlost received 1,830 shares of FMAO common stock and $8,465.00 in cash for each share. Limberlost had 1,000 shares outstanding on January 1, 2019. The share price of Farmers & Merchants Bancorp, Inc. (FMAO) stock on January 1, 2019 was $38.49. Total consideration for the acquisition was approximately $78.9 million consisting of $8.5 million in cash and $70.4 million in stock.  As a result of the acquisition, the Company has had an opportunity to increase its deposit base and reduce transaction costs.  The Company has also reduced costs through economies of scale.

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
December 31, 2020, 2019, 2018
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

The fair value of the assets acquired included loans with a fair value of $257.2 million.  The gross principal and contractual interest due under the contracts were $359.2 million, of which $4.7 million was expected to be uncollectible.  The loans had a weighted average life of 70 months.

The fair value of building and land included in premises and equipment was written down by $1.2 million and is being amortized based on the remaining life of each building.  The combined average remaining life was 16.75 years.

The fair value for certificates of deposit incorporated a valuation amount of $0.5 million which was amortized over 1.5 years.  The fair value of Federal Home Loan Bank (FHLB) advances included a valuation amount of $1.3 million which is being amortized over 2.3 years.

The Company acquired loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it was probable that all contractually required payments would not be collected were considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date included information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit-impaired loans were accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which included estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance for credit losses related to these loans was not carried over and recorded at the acquisition date.  Management estimated the cash flows expected to be collected at acquisition using our internal

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 2 – Business Combination & Asset Purchase (Continued)

risk models, which incorporated the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The carrying amount of those loans is included in loans, net on the balance sheet at December 31, 2020.  The amounts of loans at December 31, 2020 are as follows:

2019
(In Thousands)
Balance - January 1, 2019
Commercial	$4,094
Consumer RE	231
Consumer	71
Carrying amount, net of fair value adjustment of $2,118	$2,278

Balance - December 31, 2019
Commercial	$106
Consumer RE	-
Consumer	-
Carrying amount, net of fair value adjustment of $62	$44
Balance - January 1, 2020
Commercial	$106
Consumer RE	-
Consumer	-
Carrying amount, net of fair value adjustment of $62	$44

Balance - December 31, 2020
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

During the second quarter 2019, two commercial purchased credit-impaired loans were paid off in full after the customer was able to secure financing at another financial institution.  The associated discount originally recognized

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 2 – Business Combination & Asset Purchase (Continued)

at acquisition of $1.985 million was included in loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2019.  The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $0 at December 31, 2020, $62 thousand at December 31, 2019, and $2.118 million on January 1, 2019.

Changes in accretable yield, or income expected to be collected, are as follows:

	2020	2019
	(In Thousands)	(In Thousands)
Beginning Balance	$2,021	$2,544
Additions	3	6
Accretion	(427)	(2,426)
Reclassification from nonaccretable difference	62	2,019
Disposals	(6)	(122)
Ending Balance	$1,653	$2,021

The results of operations of Bank of Geneva have been included in the Company’s consolidated financial statements since the acquisition date of January 1, 2019.  The following schedule includes pro-forma results for the years ended December 31, 2019 and 2018 as if the Bank of Geneva acquisition had occurred as of the beginning of the comparable prior reporting period.

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

The Company purchased an office on December 13, 2013 in Custar, Ohio. Core deposit intangible assets of $1.17 million were recognized and were amortized over its remaining economic useful life of the deposits of 7 years on a straight line basis.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 2 – Business Combination & Asset Purchase (Continued)

The amortization expense for the years ended December 31, 2020, 2019 and 2018 was $720, $727, and $167 thousand, respectively.

Future amortization expense of core deposit intangible assets is as follows:

Geneva
(In thousands)
2021	$560
2022	560
2023	560
2024	560
2025	560
Total	$2,800

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 2 – Business Combination & Asset Purchase (Continued)

On November 16, 2020, FM Investment Services, a division of the Bank, purchased the assets and clients of Adams County Financial Resources (ACFR), a full-service registered investment advisory firm located in Geneva, Indiana.

ACFR was founded in 1994 by R. Lee Flueckiger and provides clients and their families with financial confidence through personalized investment planning and services. As of November 30, 2020, ACFR had approximately $83 million of assets under management and over 450 clients.

Total consideration for the purchase was $825 thousand which consisted of 40,049 shares of stock. As a result of this purchase, the Company expects an increase to noninterest income of approximately $500 thousand in 2021.

Under the acquisition method of accounting, the total purchase is allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition. Of the total purchase price of $825 thousand, $800 thousand has been allocated to customer list intangible, included in other assets, to be amortized over 6.5 years on a straight line basis.

The following table summarizes the consideration paid for ACFR and the amounts of the assets acquired:

Fair Value of Consideration Transferred
(In Thousands)
Common Shares (40,049 shares)	$825
Total	$825

Recognized amounts of identifiable assets acquired and liabilities assumed

Assets
Premises and equipment	$25
Customer list intangible	800
Total Assets Purchased	$825

The customer list intangible amortization expense for 2020 was $16 thousand. Future amortization expense of customer list intangible is as follows:

(In Thousands)
2021	$123
2022	123
2023	123
2024	123
2025	123
Thereafter	169
Total	$784

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 3 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2020
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	122,514	1,857	(130)	124,241
Mortgage-backed securities	110,828	2,228	-	113,056
State and local governments	67,260	3,265	(10)	70,515
Total available-for-sale securities	$300,602	$7,350	$(140)	$307,812

	(In Thousands)
	2019
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$10,023	$10	$(12)	$10,021
U.S. Government agencies	61,882	584	(21)	62,445
Mortgage-backed securities	94,998	426	(227)	95,197
State and local governments	54,001	749	(120)	54,630
Total available-for-sale securities	$220,904	$1,769	$(380)	$222,293

Investment securities will at times depreciate to an unrealized loss position. The Bank utilizes the following criteria to assess whether impairment is other than temporary. No one item by itself will necessarily signal that a security should be recognized as other than temporarily impaired.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 3 – Securities (Continued)	December 31, 2020, 2019, 2018

Information pertaining to securities with gross unrealized losses at December 31, 2020 and 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

2020
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	(130)	48,331	-	-
Mortgage-backed securities	-	-	-	-
State and local governments	(10)	3,562	-	-
Total available-for-sales securities	$(140)	$51,893	$-	$-

	2019
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$(12)	$5,030
U.S. Government agencies	(16)	10,549	(5)	10,745
Mortgage-backed securities	(102)	27,696	(125)	11,332
State and local governments	(120)	16,845	-	-
Total available-for-sales securities	$(238)	$55,090	$(142)	$27,107

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $11.8, $11.1, and $10.1 million for 2020, 2019, and 2018 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2020	2019	2018
Gross realized gains	$270	$16	$51
Gross realized losses	-	(42)	(60)
Net realized gains (losses)	$270	$(26)	$(9)
Tax expense (benefit) related to net realized gains (losses)	$57	$(5)	$(2)

The net realized gain (loss) on sales and related tax expense (benefit) is a reclassification out of accumulated other comprehensive income (loss). The net realized gain (loss) is included in net gain (loss) on sale of securities available-for-sale and the related tax expense (benefit) is included in income taxes in the consolidated statements of income.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 3 – Securities (Continued)	December 31, 2020, 2019, 2018

The amortized cost and fair value of debt securities at December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$1,044	$1,054
After one year through five years	63,793	65,323
After five years through ten years	123,275	126,630
After ten years	1,662	1,749
Total	$189,774	$194,756
Mortgage-backed securities	110,828	113,056
Total	$300,602	$307,812

Investments with a carrying value and fair value of $83.2 million at December 31, 2020 and $88.8 million at December 31, 2019 were pledged to secure public deposits and securities sold under repurchase agreements.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 4 - Loans

The Company had $7.7 million in loans held for sale at December 31, 2020 as compared to $4.2 million in loans held for sale at December 31, 2019.

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2020	2019
Consumer Real Estate	$175,588	$165,349
Agricultural Real Estate	189,159	199,105
Agricultural	94,358	111,820
Commercial Real Estate	588,825	551,309
Commercial and Industrial	189,246	135,631
Consumer	52,540	49,237
Other	15,757	8,314
	$1,305,473	$1,220,765
Less: Net deferred loan fees and costs	(2,483)	(1,766)
	1,302,990	1,218,999
Less: Allowance for loan losses	(13,672)	(7,228)
Loans - Net	$1,289,318	$1,211,771

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

Commercial and Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition.  Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval.  Included in commercial loans for 2020 are $36.2 million of Paycheck Protection Program (PPP) loans, administered by the Small Business Administration (SBA).  The PPP provides loans to eligible business through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements.  The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer.  Therefore, there is no allowance for loan losses related to these loans.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 4 – Loans (Continued)

The following is a maturity schedule by major category of loans excluding fair value adjustments at December 31, 2020:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Consumer Real Estate	$5,810	$31,538	$138,295	$175,643
Agricultural Real Estate	5,612	4,045	180,123	189,780
Agricultural	53,083	27,835	13,443	94,361
Commercial Real Estate	21,532	307,834	259,571	588,937
Commercial and Industrial	61,416	109,373	18,642	189,431
Consumer	1,520	38,099	12,900	52,519
Other	2,223	134	13,397	15,754
	$151,196	$518,858	$636,371	$1,306,425

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2020:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$128,948	$46,640
Agricultural Real Estate	102,993	86,166
Agricultural	81,089	13,269
Commercial Real Estate	456,997	131,828
Commercial and Industrial	163,688	25,558
Consumer	48,558	3,982
Other	15,705	52

Other loans are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2020 and 2019, net of deferred loan fees and costs:

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$269	$191	$1,032	$1,492	$173,824	$175,316	$-
Agricultural Real Estate	-	-	88	88	188,738	188,826	-
Agricultural	-	-	176	176	94,314	94,490	-
Commercial Real Estate	-	-	185	185	587,469	587,654	-
Commercial and Industrial	-	750	983	1,733	202,310	204,043	-
Consumer	53	-	-	53	52,608	52,661	-
Total	$322	$941	$2,464	$3,727	$1,299,263	$1,302,990	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 4 – Loans (Continued)

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$355	$70	$-	$425	$164,266	$164,691	$-
Agricultural Real Estate	-	107	-	107	198,752	198,859	-
Agricultural	78	7	-	85	111,864	111,949	-
Commercial Real Estate	-	-	-	-	550,082	550,082	-
Commercial and Industrial	201	267	-	468	143,541	144,009	-
Consumer	54	-	-	54	49,355	49,409	-
Total	$688	$451	$-	$1,139	$1,217,860	$1,218,999	$-

The following table presents the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2020 and December 31, 2019:

	(In Thousands)
	2020	2019
Consumer Real Estate	$1,546	$1,209
Agricultural Real Estate	5,575	88
Agriculture	307	1,769
Commercial Real Estate	665	37
Commercial and Industrial	1,296	288
Consumer	15	9
Total	$9,404	$3,400

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.
2.

One (1) Excellent. Credit to premier customers having the highest credit rating based on an extremely strong financial condition, which compares favorably with industry standards (upper quartile of RMA ratios). Financial statements indicate a sound earnings and financial ratio trend for several years with satisfactory profit margins and excellent liquidity exhibited. Prime credits may also be borrowers with loans fully secured by highly liquid collateral such as traded stocks, bonds, certificates of deposit, savings account, etc. No credit or collateral exceptions exist, and the loan adheres to The Bank's loan policy in every respect. Financing alternatives would be readily available and would qualify for unsecured credit. This rate is summarized by high liquidity, minimum risk, strong ratios, and low handling costs.

3.

Two (2) Good. Desirable loans of somewhat less stature than rate 1, but with strong financial statements. Loan supported by financial statements containing strong balance sheets and a history of profitability. Probability of serious financial deterioration is unlikely. Possessing a sound repayment source (and a secondary source), which would allow repayment in a reasonable period of time. Individual loans backed by liquid personal assets, established history and unquestionable character.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 4 – Loans (Continued)

4.

Three (3) Satisfactory.  Satisfactory loans of average or slightly above average risk – having some deficiency or vulnerability to changing economic conditions, but still fully collectible. Projects should normally demonstrate acceptable debt service coverage. There may be some weakness but with offsetting features of other support readily available. Loans that are meeting the terms of repayment.

Loans may be rated 3 when there is no recent information on which to base a current risk evaluation and the following conditions apply:

At inception, the loan was properly underwritten and did not possess an unwarranted level of credit risk;

a.	At inception, the loan was secured with collateral possessing a loan-to-value adequate to protect The Bank from loss;
b.	The loan exhibited two or more years of satisfactory repayment with a reasonable reduction of the principal balance;
c.

During the period that the loan has been outstanding, there has been no evidence of any credit weakness. Some examples of weakness include slow payment, lack of cooperation by the borrower, breach of loan covenants, or the business is in an industry which is known to be experiencing problems. If any of these credit weaknesses is observed, a lower risk rating is warranted.

5.

Four (4) Satisfactory / Monitored. A “4” (Satisfactory/Monitored) risk rating may be established for a loan considered satisfactory but which is of average credit risk due to financial weakness or uncertainty. The loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance. The level of risk in Satisfactory/Monitored classification is considered acceptable and within normal underwriting guidelines, so long as the loan is given management supervision.

6.

Five (5) Special Mention. Loans that possess some credit deficiency or potential weakness which deserve close attention, but which do not yet warrant substandard classification.  Such loans pose unwarranted financial risk that, if not corrected, could weaken the loan and increase risk in the future. The key distinctions of a 5 (Special Mention) classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential” versus “defined” impairments to the primary source of loan repayment and collateral.

7.	Six (6) Substandard. One or more of the following characteristics may be exhibited in loans classified substandard:
a.

Loans which possess a defined credit weakness and the likelihood that a loan will be paid from the primary source are uncertain.  Financial deterioration is underway and very close attention is warranted to ensure that the loan is collected without loss.

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
December 31, 2020, 2019, 2018
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

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2020 and December 31, 2019.

	(In Thousands)
	Agricultural Real Estate		Agricultural		Commercial Real Estate		Commercial and Industrial		Other
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
1-2	$11,960	$14,655	$5,093	$4,093	$11,001	$7,860	$38,486	$3,844	$-	$-
3	38,306	33,951	23,779	36,913	165,201	131,780	26,515	19,790	4,651	3,168
4	112,465	116,834	63,480	65,414	396,076	401,404	114,108	103,527	11,106	5,146
5	7,478	14,836	1,577	2,300	4,010	3,699	3,266	2,465	-	-
6	18,617	18,583	561	3,229	11,366	5,339	4,796	4,983	-	-
7	-	-	-	-	-	-	1,115	1,086	-	-
8	-	-	-	-	-	-	-	-	-	-
Total	$188,826	$198,859	$94,490	$111,949	$587,654	$550,082	$188,286	$135,695	$15,757	$8,314

For consumer residential real estate, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2020 and December 31, 2019.

	(In Thousands)
	Consumer Real Estate
	2020	2019
Grade
Pass	$171,667	$160,930
Special mention (5)	1,284	415
Substandard (6)	2,365	3,346
Doubtful (7)	-	-
Total	$175,316	$164,691

	(In Thousands)
	Consumer - Credit Card		Consumer - Other
	2020	2019	2020	2019
Performing	$3,660	$4,076	$48,855	$44,831
Nonperforming	10	15	136	487
Total	$3,670	$4,091	$48,991	$45,318

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 4 – Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2020 and 2019 are as follows:

	(In Thousands)
	2020	2019
Impaired loans without a valuation allowance	$5,172	$2,420
Impaired loans with a valuation allowance	9,360	641
Total impaired loans	$14,532	$3,061
Valuation allowance related to impaired loans	$1,657	$197
Total non-accrual loans	$9,404	$3,400
Total loans past-due ninety days or more and still accruing	$-	$-

	(In Thousands)
	2020	2019	2018
Average investment in impaired loans	$10,234	$2,649	$1,958
Interest income recognized on impaired loans	$269	$118	$69
Interest income recognized on a cash basis on impaired loans	$135	$9	$17

Additional funds of $750 thousand are committed to be advanced in connection with impaired loans.

The Bank had approximately $6.0 million and $956 thousand of its impaired loans classified as troubled debt restructured as of December 31, 2020 and December 31, 2019.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 4 – Loans (Continued)

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  In 2020, two of the loans resulted in payment changes from a monthly payment to principal and interest at maturity. Four loans had rate concessions. All interest was paid current at the time of the modifications. One of the 2020 loans was paid off in May 2020. In 2019, four of the loans resulted in payment changes to interest only for an extended period of time and one loan had a lowering of payment to match an extended maturity.  Consequently, the financial impact of the modifications was immaterial.  The following table represents the years ended December 31, 2020 and 2019.

December 31, 2020				December 31, 2019
		(In thousands)				(In thousands)
Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Consumer Real Estate	-	$-	$-	Consumer Real Estate	1	$74	$74
Agricultural Real Estate	2	5,380	5,380	Agricultural Real Estate	-	-	-
Agricultural	1	164	164	Agricultural	-	-	-
Commercial Real Estate	2	981	981	Commercial Real Estate	-	-	-
Commercial and Industrial	1	50	50	Commercial and Industrial	4	812	812

For the years ended December 31, 2020 and 2019, there were no TDR’s that subsequently defaulted after modification.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 4 – Loans (Continued)

The following tables present loans individually evaluated for impairment by portfolio class of loans as of December 31, 2020 and 2019:

	(In Thousands)
2020	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$799	$799	$-	$738	$22	$10
Agricultural Real Estate	1,546	1,549	-	729	18	12
Agricultural	291	291	-	392	3	3
Commercial Real Estate	185	185	-	195	13	-
Commercial and Industrial	2,328	2,328	-	1,222	26	5
Consumer	23	23	-	16	-	-
With a specific allowance recorded:
Consumer Real Estate	202	202	31	126	-	3
Agricultural Real Estate	5,210	5,210	600	3,175	6	102
Agricultural	176	176	116	188	-	-
Commercial Real Estate	2,765	2,765	20	2,524	128	-
Commercial and Industrial	1,007	1,007	890	916	52	-
Consumer	-	-	-	11	1	-
Totals:
Consumer Real Estate	$1,001	$1,001	$31	$864	$22	$13
Agricultural Real Estate	$6,756	$6,759	$600	$3,904	$24	$114
Agricultural	$467	$467	$116	$580	$3	$3
Commercial Real Estate	$2,950	$2,950	$20	$2,719	$141	$-
Commercial and Industrial	$3,335	$3,335	$890	$2,138	$78	$5
Consumer	$23	$23	$-	$27	$1	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 4 – Loans (Continued)

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

As of December 31, 2020 the Company had $71 thousand of foreclosed residential real estate property obtained by physical possession and $910 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $50 thousand of foreclosed residential real estate property obtained by physical possession and $383 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions as of December 31, 2019.

The ALLL has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2020	2019	2018
Allowance for Loan Losses
Balance at beginning of year	$7,228	$6,775	$6,868
Provision for loan loss	6,981	1,138	324
Loans charged off	(720)	(841)	(580)
Recoveries	183	156	163
Balance at ending of year	$13,672	$7,228	$6,775
Allowance for Unfunded Loan Commitments & Letters of Credit	$641	$479	$274
Total Allowance for Credit Losses	$14,313	$7,707	$7,049

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 4 – Loans (Continued)

Additional analysis related to the allowance for credit losses as of December 31, 2020 and 2019 is as follows:

	(In Thousands)
2020	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Charge Offs	(35)	-	-	(8)	(297)	(380)	-	-	(720)
Recoveries	9	-	-	10	24	140	-	-	183
Provision	348	644	10	3,779	1,892	295	-	13	6,981
Other Non-interest expense related to unfunded	-	-	-	-	-	-	162	-	162
Ending Balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Ending balance: individually evaluated for impairment	$31	$600	$116	$20	$890	$-	$-	$-	$1,657
Ending balance: collectively evaluated for impairment	$602	$358	$585	$7,395	$2,456	$606	$641	$13	$12,656
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,316	$188,826	$94,490	$587,654	$204,043	$52,661	$-	$-	$1,302,990
Ending balance: individually evaluated for impairment	$1,001	$6,756	$467	$2,950	$3,335	$23	$-	$-	$14,532
Ending balance: collectively evaluated for impairment	$174,273	$182,070	$94,023	$584,704	$200,602	$52,638	$-	$-	$1,288,310
Ending balance: loans acquired with deteriorated credit quality	$42	$-	$-	$-	$106	$-	$-	$-	$148

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 4 – Loans (Continued)

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2020	2019
Land	$6,951	$6,951
Buildings (useful life 15-39 years)	30,124	28,845
Furnishings (useful life 3-15 years)	20,947	22,045
	58,022	57,841
Less: Accumulated depreciation	(30,959)	(31,558)
Premises and Equipment (Net)	$27,063	$26,283

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 amounted to $2.5, $2.3, and $1.7 million, respectively.

Construction in progress was zero as of December 31, 2020. At the end of 2019, construction in progress was $68 thousand for a new Fort Wayne Indiana branch to be opened in 2021.

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of loans serviced for others were $377.5 and $303.9 million at December 31, 2020 and 2019, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2020 and 2019, was $3.3 and $2.6 million, respectively.  The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income.

The fair market value of the capitalized servicing rights as of December 31, 2020 and 2019 was $3.5 million and $2.9 million, respectively.  The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions.  An average constant prepayment rate of 24.1% and 14.1% were utilized for 2020 and 2019, respectively.  All stratums showed positive values compared to carrying value using a discount yield of 2.38% for 2020 and 5.42% for 2019.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2020	2019
Beginning of Year	$2,629	$2,385
Capitalized Additions	1,722	731
Amortization	(1,031)	(487)
Valuation Allowance	-	-
End of Year	$3,320	$2,629

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 7 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2020	2019
Time deposits under $250,000	$215,515	$237,520
Time deposits of $250,000 or more	32,038	39,043
	$247,553	$276,563

At December 31, 2020 the scheduled maturities for time deposits are as follows:

(In Thousands)
2021	$131,867
2022	72,542
2023	20,430
2024	8,292
2025	13,942
Thereafter	480
$247,553

Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2020 and 2019, securities with a market value of $34.0 million and $40.2 million, respectively, were pledged to secure the repurchase agreements.  The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s federal funds purchased.

	Daily Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2020	$1,899	1.08%	$2,568	$1,765	1.00%
2019	$1,814	1.08%	$1,864	$1,302	0.65%

	Term CD's Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2020	$28,340	1.00%	$29,261	$28,379	2.52%
2019	$28,416	1.39%	$28,416	$26,421	2.33%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Continued)

The Company had no federal funds purchased as of December 31, 2020 and $17.8 million of Federal Funds Purchased as of December 31, 2019. The $30.2 million in Securities Sold Under Agreements to Repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements and the collateral pledged as of December 31, 2020.

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	1,899	-	3,900	24,440	30,239
Total	$1,899	$-	$3,900	$24,440	$30,239

Note 9 - Federal Home Loan Bank Advances

Long term debt consists of various loans from the Federal Home Loan Bank.   Repayment structures vary, ranging from monthly installments, annual payments or upon maturity.  Interest payments are due monthly. Total borrowings were $18.0 million excluding $164 thousand for fair value related to the acquisition for December 31, 2020 compared to $25.5 million excluding $0.7 thousand for fair value for December 31, 2019.  The advances were secured by a pledge of $38.0 and $42.1 million of mortgage loans as of December 31, 2020 and 2019, respectively under a blanket collateral agreement.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank.

The Bank had access to $148.1 million unsecured borrowings through correspondent banks as of both December 31, 2020 and December 31, 2019.  The Bank had unpledged securities, which could be sold or used as collateral, of $206.7 million and $116.3 million at the end of the same time periods, respectively.  An additional $7.4 million at December 31, 2020, and $1.6 million at December 31, 2019, were available from the Federal Home Loan Bank based on current pledging.  The table below shows the maturities of the borrowings exclusive of the fair value.

(In Thousands)
2021	$-
2022	1,546
2023	1,500
2024	11,500
2025	1,500
Thereafter	1,980
Total	$18,026

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 10 – Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2020	2019	2018
Current:
Federal	$6,289	$4,005	$2,755
State	513	63	75
Total current	6,802	4,068	2,830
Deferred:
Federal	(1,596)	227	472
State	(95)	65	(1)
Total deferred	(1,691)	292	471
Total Income Tax	$5,111	$4,360	$3,301

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2020	2019	2018
Federal income tax at statutory rates	$5,294	$4,780	$3,832
(Decrease) increase resulting from:
State income tax, net of federal benefit	330	101	59
Tax exempt interest	(146)	(170)	(220)
Section 831 deduction	(266)	(268)	(236)
Other	(101)	(83)	(134)
Total Income Tax	$5,111	$4,360	$3,301

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2020	2019
Deferred Tax Assets:
Allowance for loan losses	$3,128	$1,719
Deferred compensation	537	472
Net unrealized loss on available-for-sale securities	-	292
Other	142	32
Total deferred tax assets	3,807	2,515
Deferred Tax Liabilities:
Accreted discounts on bonds	4	43
Depreciation	878	754
FHLB stock dividends	481	491
Intangible amortization	1,144	1,218
Mortgage servicing rights	725	586
Net unrealized gain on available-for-sale securities	1,514	-
Prepaids	525	542
Other	5	235
Total deferred tax liabilities	5,276	3,869
Net Deferred Tax Asset (Liability)	$(1,469)	$(1,354)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 11 - Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan, which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to four percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time. A participant is 100% vested in the participant’s deferral contributions and employer matching contributions. A six-year vesting schedule applies to employer discretionary contributions. Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $1.0 million, $1.2 million and $1.1 million for 2020, 2019 and 2018, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 37,382 shares of the Company’s restricted stock were issued to 92 employees during 2020, 38,100 shares of restricted stock were issued to 94 employees during 2019 and 33,000 shares of restricted stock were issued to 80 employees during 2018. Under the plan, the shares generally vest 100% in three years. During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 2,175, 3,220, and 2,620 shares forfeited during 2020, 2019 and 2018, respectively. During 2020, eight employees retired and received 10,890 shares from the shares awarded in 2017, 2018, 2019 and 2020. During 2019, due to retirement, three employees received 14,300 shares from awards granted in 2016, 2017 and 2018. During 2020, 21,340 shares awarded in 2017 were 100% vested and 53 employees received the stock. One employee received accelerated vesting of 1,050 shares awarded in 2019, 2018 and 2017. Also during 2020, 1,600 shares awarded in 2019 were 100% vested and three employees received the stock. One employee received immediate vesting of 551 shares of stock. During 2019, 26,070 shares awarded in 2016 were vested 100% and 63 employees received the stock. During 2018, 28,790 shares awarded in 2015 were vested 100% and 56 employees received the stock. Compensation expense applicable to the restricted stock awards totaled $1.0 million, $1.1 million and $745 thousand for the years ending December 31, 2020, 2019 and 2018, respectively.

The table below summarizes the details of the restricted shares issued, vested, and forfeited for the years ending December 31, 2020, 2019 and 2018.

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Number of Employees	Number of Shares	Number of Employees	Number of Shares	Number of Employees
Restricted shares issued	37,382	92	38,100	94	33,000	80
Restricted shares vested	23,491	57	26,070	63	28,790	56
Restricted shares awarded due to retirement	10,890	8	14,300	3	-	-
Restricted shares awarded for other	1,050	1	-	-	-	-
Restricted shares forfeited	2,175	5	3,220	4	2,620	5

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 11 – Employee Benefit Plans (Continued)

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2020		2019		2018
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	88,450	$31.52	93,940	$29.87	92,350	$19.17
Granted	37,382	21.80	38,100	25.14	33,000	44.63
Vested	(35,431)	29.27	(40,370)	21.76	(28,790)	13.18
Forfeited	(2,175)	21.92	(3,220)	30.12	(2,620)	44.04
Nonvested, end of period	88,226	$28.40	88,450	$31.52	93,940	$29.87

As of December 31, 2020, there was $1.3 million of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan to be recognized over the next three years.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

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

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors Shares equal to approximately $4,000, rounded to the nearest whole Share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. The value for the Shares is to be based upon the closing price for Shares on June 4, 2020 and thereafter on the first Thursday in June each year. On June 5, 2020, each Director received 176 shares. On November 20, 2020, a new director received 20 prorated shares.

The table below presents basic and diluted earnings per share for the years ended December 31, 2020, 2019, and 2018.

	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Earnings per share
Net income	$20,095	$18,402	$14,949
Less: distributed earnings allocated to participating securities	(57)	(51)	(52)
Less: undistributed earnings allocated to participating securities	(96)	(87)	(98)
Net earnings available to common shareholders	$19,942	$18,264	$14,799
Weighted average common shares outstanding including participating securities	11,146,270	11,113,810	9,272,964
Less: average unvested restricted shares	(84,879)	(83,369)	(93,000)
Weighted average common shares outstanding	11,061,391	11,030,441	9,179,964
Basic and diluted earnings per share	$1.80	$1.66	$1.61

Note 13 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $1.4 million and $1.3 million at December 31, 2020 and 2019, respectively. One new loan was approved during 2020 of which no additional borrowings were utilized.  During 2020, subsequent advances totaled $9.4 million and payments of $9.3 million were received.  The difference in related borrowings amounted to $124 thousand, net increase.  Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2020 and 2019, amounted to $38.3 million and $33.7 million, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

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

The Bank's exposure to credit loss is represented by the contractual amount of these commitments.  The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2020 and 2019 was $641 thousand and $479 thousand, respectively.

At December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2020	2019
Commitments to extend credit	$456,299	$394,437
Credit card arrangements	22,903	20,695
Standby letters of credit	2,021	1,345

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

Quantitative measures established by the Basel III Capital Rules, the comprehensive capital framework for U.S. banking organizations, to ensure capital adequacy require the maintenance of minimum amounts and ratios

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 15 – Minimum Regulatory Capital Requirements (Continued)

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

Common Equity Tier 1 is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities, and subject to transition provisions.

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

The Basel III Capital Rules require the Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Management believes, as of December 31, 2020, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2020, the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Tier 1 and Tier I leverage ratios as disclosed in the table to follow.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

The following tables present actual and required capital ratios as of December 31, 2020 and December 31, 2019 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and December 31, 2019. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 15 – Minimum Regulatory Capital Requirements (Continued)

The Bank’s actual and required capital amounts and ratios as of December 31, 2020 and December 31, 2019 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$164,322	11.63%	$63,542	4.50%	$91,783	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)	178,635	12.64%	113,032	8.00%	141,290	10.00%
Tier 1 Capital (to Risk Weighted Assets)	164,322	11.63%	84,774	6.00%	113,032	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)	164,322	9.08%	72,419	4.00%	90,524	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$152,855	11.71%	$58,725	4.50%	$84,825	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)	160,562	12.30%	104,400	8.00%	130,500	10.00%
Tier 1 Capital (to Risk Weighted Assets)	152,855	11.71%	78,300	6.00%	104,400	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)	152,855	10.02%	61,050	4.00%	76,312	5.00%

The above tables exclude the capital conservation buffer requirements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 16 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula, dividends of $24.5 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.  Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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
December 31, 2020, 2019, 2018
Note 17 – Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2020 and 2019, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities.  The table excludes the following: Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 31, 2020					December 31, 2019
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$175,706	$175,706	$175,706	$-	$-	$51,296	$51,296	$51,296	$-	$-
Interest-bearing time deposits	4,653	4,677	-	4,677	-	4,309	4,331	-	4,331	-
Securities - available-for-sale	307,812	307,812	-	306,250	1,562	222,293	222,293	10,021	210,782	1,490
Other securities	5,939	5,939	-	-	5,939	5,810	5,810	-	-	5,810
Loans held for sale	7,740	7,740	-	-	7,740	4,248	4,248	-	-	4,248
Loans, net	1,289,318	1,261,440	-	-	1,261,440	1,211,771	1,188,014	-	-	1,188,014
Interest receivable	6,188	6,188	-	-	6,188	6,769	6,769	-	-	6,769

Financial Liabilities:
Interest bearing deposits	$997,462	$1,004,608	$-	$-	$1,004,608	$746,628	$746,628	$-	$-	$746,628
Noninterest bearing deposits	351,147	351,147	-	351,147	-	265,156	265,156	-	265,156	-
Time deposits	247,553	250,135	-	-	250,135	276,563	277,008	-	-	277,008
Total Deposits	1,596,162	1,605,890	-	351,147	1,254,743	1,288,347	1,288,792	-	265,156	1,023,636
Fed funds purchased and securities sold under agreement to repurchase	30,239	30,239	-	-	30,239	48,073	48,073	-	-	48,073
Federal Home Loan Bank advances	17,861	17,872	-	-	17,872	24,806	24,811	-	-	24,811
Interest payable	338	338	-	-	338	754	754	-	-	754

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 17 – Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019, and the valuation techniques used by the Company to determine those fair values.  There were no changes to valuation techniques during 2020.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in Thousands)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2020	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$-	$-	$-
U.S. Government agencies	-	124,241	-
Mortgage-backed securities	-	113,056	-
State and local governments	-	68,953	1,562
Total Securities Available-for-Sale	$-	$306,250	$1,562

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 17 – Fair Value of Financial Instruments (Continued)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2019	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$10,021	$-	$-
U.S. Government agencies	-	62,445	-
Mortgage-backed securities	-	95,197	-
State and local governments	-	53,140	1,490
Total Securities Available-for-Sale	$10,021	$210,782	$1,490

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2020	$-	$1,490	$1,490
Change in Market Value	-	72	72
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	-	-	-
Balance at December 31, 2020	$-	$1,562	$1,562

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2019	$-	$1,427	$1,427
Change in Market Value	-	63	63
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	-	-	-
Balance at December 31, 2019	$-	$1,490	$1,490

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

There have been no transfers into or out of Level 3 during 2020 and 2019.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At December 31, 2020 and 2019, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 17 – Fair Value of Financial Instruments (Continued)

At December 31, 2020 and 2019, collateral dependent impaired loans categorized as Level 3 were $7,703 and $444 thousand, respectively.  The specific allocation for collateral dependent impaired loans was $1,657 thousand as of December 31, 2020 and $197 thousand as of December 31, 2019, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents collateral dependent impaired loans and other real estate owned as recorded at fair value:

($ in Thousands)
Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2020
Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2020	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$7,703	$-	$-	$7,703
Other real estate owned - commercial	-	-	-	-

	($ in Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2019
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2019	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$444	$-	$-	$444
Other real estate owned - commercial	164	-	-	164

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)
	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,562	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	1.19-1.19% (1.19%)
Collateral dependent impaired loans	7,703	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.71-100% (17.71%)
Other real estate owned - commercial	-	Appraisals	Discount to reflect current market	— % ( — )

	(In Thousands)
	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,490	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0-5% (2.52%)
Collateral dependent impaired loans	444	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0-50% (30.73%)
Other real estate owned - commercial	164	Appraisals	Discount to reflect current market	0-20% ( 23.31%)

The Company also has other assets, which under certain conditions, are subject to measurement at fair value. These assets include loans held for sale and mortgage servicing rights.  The Company estimated the fair values of these assets utilizing Level 3 inputs, including, the discounted present value of expected future cash flows.  At December 31, 2020, the Company estimates that there is no impairment of these assets and therefore, no impairment charge to other expense was required to adjust these assets to their estimated fair values.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 18 – Condensed Financial Statements of Parent Company

Balance Sheets
	(In Thousands)
	2020	2019
Assets
Cash	$5,763	$2,281
Related party receivables:
Dividends and accounts receivable from subsidiary	3,380	4,080
Accrued interest receivable - municipals	91	75
Securities - municipals	17,885	17,196
Certificate of deposits	1,727	1,974
Investment in subsidiaries	222,423	206,553
Total Assets	$251,269	$232,159
Liabilities
Accrued expenses	$220	$133
Dividends payable	1,889	1,768
Total Liabilities	2,109	1,901
Stockholders' Equity	249,160	230,258
Total Liabilities and Stockholders' Equity	$251,269	$232,159

Statements of Income and Comprehensive Income
	(In Thousands)
	2020	2019	2018
Income
Dividends from subsidiaries	$8,800	$13,137	$8,350
Interest - municipals / certificates of deposit	382	374	389
Loss on sales of available-for-sale securities	-	-	(19)
Total income	9,182	13,511	8,720
Operating Expenses	923	999	1,020

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	8,259	12,512	7,700
Income Taxes (Benefit)	(184)	(166)	(362)
	8,443	12,678	8,062
Equity in undistributed earnings of subsidiaries	11,652	5,724	6,887
Net Income	20,095	18,402	14,949
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities	4,599	4,112	(829)
Comprehensive Income	$24,694	$22,514	$14,120

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018
Note 18 – Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows
	(In Thousands)
	2020	2019	2018
Cash Flows from Operating Activities
Net income	$20,095	$18,402	$14,949
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(11,652)	(5,724)	(6,887)
Net amortization of securities	154	99	190
Other assets and liabilities	2,814	(1,604)	(6,991)
Net cash provided by operating activities	11,411	11,173	1,261
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	385	7,060	5,030
Sales	-	500	3,300
Purchases	(745)	(11,453)	(2,695)
Net cash provided by (used in) investing activities	(360)	(3,893)	5,635
Cash Flows from Financing Activities
Payment of dividends	(7,186)	(6,345)	(4,956)
Purchase of Treasury stock	(383)	(381)	(490)
Net cash used in financing activities	(7,569)	(6,726)	(5,446)
Net Change in Cash and Cash Equivalents	3,482	554	1,450
Cash and Cash Equivalents - Beginning of year	2,281	1,727	277
Cash and Cash Equivalents - End of year	$5,763	$2,281	$1,727

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 19 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED
	Quarter Ended in 2020
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$17,464	$17,273	$17,293	$18,139
Interest expense	3,411	2,698	2,269	2,015
Net Interest Income	14,053	14,575	15,024	16,124
Provision for loan loss	1,430	1,569	1,987	1,995
Net interest income after provision of loan loss	12,623	13,006	13,037	14,129
Other income (expense)	(7,546)	(7,041)	(7,340)	(5,662)
Net income before income taxes	5,077	5,965	5,697	8,467
Income taxes	972	1,161	1,287	1,691
Net income	$4,105	$4,804	$4,410	$6,776
Earnings per Common Share	$0.37	$0.43	$0.40	$0.60
Average common shares outstanding	11,134,870	11,129,341	11,142,797	11,177,765

	Quarter Ended in 2019
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$15,862	$18,283	$17,012	$17,149
Interest expense	3,085	3,749	4,112	3,813
Net Interest Income	12,777	14,534	12,900	13,336
Provision for loan loss	30	133	247	728
Net interest income after provision for loan loss	12,747	14,401	12,653	12,608
Other income (expense)	(8,799)	(6,673)	(7,419)	(6,756)
Net income before income taxes	3,948	7,728	5,234	5,852
Income taxes	724	1,548	959	1,129
Net income	$3,224	$6,180	$4,275	$4,723
Earnings per Common Share	$0.29	$0.56	$0.38	$0.43
Average common shares outstanding	11,089,839	11,106,367	11,121,426	11,137,004

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020, 2019, 2018

Note 20 – Subsequent Events

On December 21, 2020, the Company announced they have signed an agreement and plan of reorganization and merger (the Agreement) whereby F&M will acquire Ossian Financial Services, Inc., (OFSI), the holding company for Ossian State Bank, in a cash transaction.  OFSI operates two full-service offices in Northeast Indiana and has approximately $122 million in assets, $58 million in loans, $108 million in deposits and $11.9 million in consolidated equity as of September 30, 2020.  OFSI is taxed as an S-Corporation.

Subject to the terms of the Agreement, which has been unanimously approved by the Board of Directors of each company, aggregate cash consideration of the deal is equal to $20 million, representing $67.71 per share.  The consideration is subject to potential adjustment, as set forth in the Agreement, in the event that OFSI’s equity capital is less than $12 million at closing.

The transaction represents a natural extension of F&M’s community bank footprint and is a complementary fit with the Company’s 2019 acquisition of the Bank of Geneva and F&M’s 2020 asset purchase of Adams County Financial Resources.  OFSI operates offices in the Indiana communities of Ossian and Bluffton.  After the transaction, F&M will operate 11 offices in Indiana with total deposits of $462 million and total loans of $445 million.

On January 15, 2021, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 500,000 shares of its outstanding common stock commencing January 15, 2021 and ending December 31, 2021.

During 2021, the Bank will be consolidating four of its offices as part of the Company’s strategic plan to improve operating efficiencies, reinvest in new remote and electronic banking initiatives and better serve customers.  The office realignment plans include the offices at 1313 S. Defiance Street in Archbold, Ohio, 119 N Fulton Street in Wauseon, Ohio 929 E. High Street in Bryan, Ohio and 103 Main Street in Monroeville, Indiana.

[Remainder of this page intentionally left blank.]

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

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Andrew J. Briggs	66	First Sr. Vice President of Business Development/Indiana	2019
		The Farmers & Merchants State Bank

Eugene N. Burkholder	68	President, Falor Farm Center, Inc.	2012

Lars B. Eller	54	President and CEO of the Company and	2018
		The Farmers & Merchants State Bank

Steven A. Everhart	66	Retired, Owner of Everhart Consulting	2003

Jo Ellen Hornish	67	CEO, Hornish Bros, Inc. / Fountain City Leasing, Inc. / Advantage Powder Coating, Inc.	2013

Jack C. Johnson	68	President, Hawk’s Clothing, Inc.	1991

Lori A. Johnston	59	President, ProMedica Insurance Corporation	2020

Dr. Marcia S. Latta	59	Vice President of University Advancement, The University of Findlay	2009

Steven J. Planson	61	President, Planson Farms, Inc.	2008

Anthony J. Rupp	71	Retired, Past President of Rupp Furniture Co.	2000

Kevin J. Sauder	60	President, Chief Executive Officer, Sauder Woodworking Co.	2004

Paul S. Siebenmorgen	71	Retired, Past President and CEO of the Company and	2005
		The Farmers & Merchants State Bank

Dr. K. Brad Stamm	68	President and Educational Consultant of	2016
		Stamm Management Group

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Jack C. Johnson	68	Chairman

Lars B. Eller	54	President and Chief Executive Officer(1)

Barbara J. Britenriker	59	Executive Vice President Chief Financial Officer and Chief Retail Banking Officer(2)

Edward A. Leininger	64	Executive Vice President Chief Operating Officer

Rex D. Rice	62	Executive Vice President and Chief Lending Officer(3)

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

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 15, 2021, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” and “Related Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Thursday, April 15, 2021 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Named Executive Officers.”

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 1,600,000 (adjusted for a two-for-one stock split) of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries.  To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested, or such shares of restricted stock will be forfeited. During 2020, 37,382 shares were awarded to 92 employees and 2,175 were forfeited under its long term incentive plan. At year-end, 2020, the Company held 1,032,456 shares in Treasury stock and 88,226 in unearned stock awards.

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors Shares equal to approximately $4,000, rounded to the nearest whole Share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. The value for the Shares is to be based upon the closing price for Shares on June 4, 2020 and thereafter on the first Thursday in June each year. On June 5, 2020, each Director received 176 shares. On November 20, 2020, a new director received 20 prorated shares.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	-	$-	1,403,421
Equity compensation plans not approved by security holders	-	-	-
Total	-	$-	1,403,421

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 15, 2021, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 15, 2021, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

[Remainder of this page intentionally left blank.]

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

	(1)	Financial Statements (included in this 10-K under Item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

	(3.1)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).

	(3.2)	Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on July 26, 2017).

	(4.1)	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).

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

	(10.5)	Form on Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on October 27, 2005).

	(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

	(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

	(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

	(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

	101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
	104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

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

By	/s/ Lars B. Eller	Date:	February 19, 2021
Lars B. Eller
Chief Executive Officer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lars B. Eller	Date:	February 19, 2021	/s/ Barbara J. Britenriker	Date:	February 19, 2021
Lars B. Eller			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)
/s/ Andrew J. Briggs	Date:	February 19, 2021
Andrew J. Briggs, Director

/s/ Eugene N. Burkholder	Date:	February 19, 2021	/s/ Jo Ellen Hornish	Date:	February 19, 2021
Eugene N. Burkholder, Director			Jo Ellen Hornish, Director

/s/ Jack C. Johnson	Date:	February 19, 2021	/s/ Lori A. Johnston	Date:	February 19, 2021
Jack C. Johnson, Director			Lori A. Johnston, Director

/s/ Marcia S. Latta	Date:	February 19, 2021	/s/ Steven J. Planson	Date:	February 19, 2021
Marcia S. Latta, Director			Steven J. Planson, Director

/s/ Anthony J. Rupp	Date:	February 19, 2021	/s/ Kevin J. Sauder	Date:	February 19, 2021
Anthony J. Rupp, Director			Kevin J. Sauder, Director

/s/ Paul S. Siebenmorgen	Date:	February 19, 2021	/s/ K. Brad Stamm	Date:	February 19, 2021
Paul S. Siebenmorgen, Director			K. Brad Stamm, Director