Form 10-Q
period 2021-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2021-04-27
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	11,195,894
Class	Outstanding as of April 23, 2021

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - March 31, 2021 and December 31, 2020	3

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2021 and March 31, 2020	4

	Condensed Consolidated Statements of Comprehensive Income - Three Months Ended March 31, 2021 and March 31, 2020	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three Months Ended March 31, 2021 and March 31, 2020	6-7

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2021 and March 31, 2020	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40-56

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

PART II.	OTHER INFORMATION	58

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

Signatures		60

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$118,139	$98,279
Federal funds sold	57,361	77,427
Total cash and cash equivalents	175,500	175,706
Interest-bearing time deposits	4,405	4,653
Securities - available-for-sale	352,974	307,812
Other securities, at cost	5,939	5,939
Loans held for sale	7,511	7,740
Loans, net	1,327,254	1,289,318
Premises and equipment	26,703	27,063
Goodwill	47,340	47,340
Mortgage servicing rights	3,444	3,320
Other real estate owned	148	71
Bank owned life insurance	25,347	25,208
Other assets	16,720	15,374
Total Assets	$1,993,285	$1,909,544

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$384,558	$351,147
Interest-bearing
NOW accounts	605,533	542,317
Savings	451,043	455,145
Time	242,717	247,553
Total deposits	1,683,851	1,596,162
Federal funds purchased and securities sold under agreements to repurchase	30,072	30,239
Federal Home Loan Bank (FHLB) advances	17,840	17,861
Dividend payable	1,889	1,889
Accrued expenses and other liabilities	12,805	14,233
Total liabilities	1,746,457	1,660,384

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 3/31/21 and 12/31/20	82,030	81,804
Treasury stock - 1,033,256 shares 3/31/21, 1,032,456 shares 12/31/20	(11,962)	(11,932)
Retained earnings	176,617	173,591
Accumulated other comprehensive income	143	5,697
Total stockholders' equity	246,828	249,160
Total Liabilities and Stockholders' Equity	$1,993,285	$1,909,544

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2020, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2021	March 31, 2020
Interest Income
Loans, including fees	$15,612	$15,883
Debt securities:
U.S. Treasury and government agencies	751	1,146
Municipalities	308	262
Dividends	50	45
Federal funds sold	5	6
Other	39	122
Total interest income	16,765	17,464
Interest Expense
Deposits	1,340	2,901
Federal funds purchased and securities sold under agreements to repurchase	166	244
Borrowed funds	222	266
Total interest expense	1,728	3,411
Net Interest Income - Before Provision for Loan Losses	15,037	14,053
Provision for Loan Losses	1,700	1,430
Net Interest Income After Provision for Loan Losses	13,337	12,623
Noninterest Income
Customer service fees	2,814	1,586
Other service charges and fees	838	1,039
Net gain on sale of loans	1,046	227
Net gain on sale of available-for-sale securities	293	270
Total noninterest income	4,991	3,122
Noninterest Expense
Salaries and wages	4,390	4,223
Employee benefits	1,994	1,677
Net occupancy expense	577	564
Furniture and equipment	791	758
Data processing	505	442
Franchise taxes	446	368
ATM expense	449	414
Advertising	235	303
Net (gain) loss on sale of other assets owned	(25)	1
FDIC assessment	236	72
Mortgage servicing rights amortization	505	132
Consulting fees	223	139
Other general and administrative	2,033	1,575
Total noninterest expense	12,359	10,668
Income Before Income Taxes	5,969	5,077
Income Taxes	1,060	972
Net Income	$4,909	$4,105
Basic and Diluted Earnings Per Share	$0.44	$0.37
Dividends Declared	$0.17	$0.16

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income	$4,909	$4,105
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(6,737)	4,998
Reclassification adjustment for realized gain on sale of available-for-sale securities	(293)	(270)
Net unrealized gain (loss) on available-for-sale securities	(7,030)	4,728
Tax expense (benefit)	(1,476)	993
Other comprehensive income (loss)	(5,554)	3,735
Comprehensive Income (Loss)	$(645)	$7,840

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE Months Ended March 31, 2021

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income	Equity
Balance - January 1, 2021	11,197,544	$81,804	$(11,932)	$173,591	$5,697	$249,160
Net income				4,909		4,909
Other comprehensive loss					(5,554)	(5,554)
Purchase of treasury stock	(950)		(23)			(23)
Issuance of 750 shares of restricted stock (Net of forfeitures - 600)	150	1	(7)	6		-
Stock-based compensation expense		225				225
Cash dividends declared - $0.17 per share				(1,889)		(1,889)
Balance - March 31, 2021	11,196,744	$82,030	$(11,962)	$176,617	$143	$246,828

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE Months Ended March 31, 2020

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net income	$4,909	$4,105
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	679	655
Amortization of premiums on available-for-sale securities, net	512	250
Amortization of servicing rights	505	132
Amortization of core deposit intangible	140	182
Amortization of customer list intangible	31	-
Net amortization of fair value adjustments	70	157
Stock-based compensation expense	225	298
Deferred income taxes	-	(3)
Provision for loan loss	1,700	1,430
Gain on sale of loans held for sale	(1,046)	(227)
Originations of loans held for sale	(35,536)	(17,302)
Proceeds from sale of loans held for sale	36,811	18,690
(Gain) loss on sale of other assets owned	(25)	1
Gain on sales of securities available-for-sale	(293)	(270)
Increase in cash surrender value of bank owned life insurance	(139)	(78)
Change in other assets and other liabilities, net	(2,098)	(3,369)
Net cash provided by operating activities	6,445	4,651
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	15,897	21,646
Sales	7,773	11,843
Purchases	(76,081)	(10,569)
Change in interest-bearing time deposits	248	(560)
Proceeds from sale of other assets owned	99	28
Additions to premises and equipment	(318)	(420)
Loan originations and principal collections, net	(39,722)	(27,773)
Net cash used in investing activities	(92,104)	(5,805)
Cash Flows from Financing Activities
Net change in deposits	87,689	60,276
Net change in federal funds purchased and securities sold under agreements to repurchase	(167)	(17,488)
Repayment of FHLB advances	(157)	(155)
Purchase of treasury stock	(23)	(170)
Cash dividends paid on common stock	(1,889)	(1,768)
Net cash provided by financing activities	85,453	40,695
Net Increase (Decrease) in Cash and Cash Equivalents	(206)	39,541
Cash and Cash Equivalents - Beginning of year	175,706	51,296
Cash and Cash Equivalents - End of period	$175,500	$90,837

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental Information
Supplemental cash flow information:
Interest paid	$1,573	$3,217
Income taxes paid	-	-
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	148	-
Cash dividends declared not paid	1,889	1,768

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that are expected for the year ended December 31, 2021.  The condensed consolidated balance sheet of the Company as of December 31, 2020, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in accretable yield, or income expected to be collected, for the three months ended are as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	(In Thousands)	(In Thousands)
Beginning Balance	$1,653	$2,021
Additions	1	1
Accretion	(108)	(106)
Reclassification from nonaccretable difference	-	62
Disposals	(4)	-
Ending Balance	$1,542	$1,978

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets which are being amortized over its remaining life of 7 years on a straight line basis.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The amortization expense for the three months ended March 31, 2020 was $182 thousand of which $42 thousand was related to the purchase of the Custar office in December of 2013.  Of the $560 thousand to be expensed in 2021, $140 thousand has been expensed for the three months ended March 31, 2021.  Annual amortization of core deposit intangible assets is as follows:

(In Thousands)
Geneva
2021	$560
2022	560
2023	560
2024	560
2025	560
Thereafter	-
$2,800

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

Of the $123 thousand to be expensed in 2021, $31 thousand has been expensed for the three months ended March 31, 2021.  Future amortization expense of customer list intangible is as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

(In Thousands)
Adams County Financial Resources
2021	$123
2022	123
2023	123
2024	123
2025	123
Thereafter	169
$784

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2021 and December 31, 2020, are as follows:

	(In Thousands)
	March 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$44,059	$-	$(734)	$43,325
U.S. Government agencies	131,419	1,378	(1,998)	130,799
Mortgage-backed securities	116,160	1,583	(1,380)	116,363
State and local governments	61,156	1,856	(525)	62,487
Total available-for-sale securities	$352,794	$4,817	$(4,637)	$352,974

	(In Thousands)
	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	122,514	1,857	(130)	124,241
Mortgage-backed securities	110,828	2,228	-	113,056
State and local governments	67,260	3,265	(10)	70,515
Total available-for-sale securities	$300,602	$7,350	$(140)	$307,812

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2021
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(734)	$43,325	$-	$-	$(734)	$43,325
U.S. Government agencies	(1,998)	94,069	-	-	(1,998)	94,069
Mortgage-backed securities	(1,380)	57,940	-	-	(1,380)	57,940
State and local governments	(525)	17,720	-	-	(525)	17,720
Total available-for-sale securities	$(4,637)	$213,054	$-	$-	$(4,637)	$213,054

	(In Thousands)
	December 31, 2020
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	(130)	48,331	-	-	(130)	48,331
Mortgage-backed securities	-	-	-	-	-	-
State and local governments	(10)	3,562	-	-	(10)	3,562
Total available-for-sale securities	$(140)	$51,893	$-	$-	$(140)	$51,893

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future.  The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three months ended March 31, 2021 and March 31, 2020.

	Three Months
	(In Thousands)
	2021	2020
Gross realized gains	$293	$270
Gross realized losses	-	-
Net realized gains	$293	$270
Tax expense related to net realized gains	$62	$57

The net realized gains on sales and related tax expense is a reclassification out of accumulated other comprehensive income (loss). The net realized gains are included in net gains on sale of available-for-sale securities and the related tax expense is included in income taxes in the condensed consolidated statements of income and comprehensive income (loss).

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$7,849	$7,966
After one year through five years	76,476	77,041
After five years through ten years	151,959	151,248
After ten years	350	356
Total	$236,634	$236,611
Mortgage-backed securities	116,160	116,363
Total	$352,794	$352,974

Investments with a carrying value of $81.2 million and $83.2 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $5.8 million as of March 31, 2021 and December 31, 2020 in addition to Ohio Equity Fund for Housing Limited Partnership of $151 thousand as of  March 31, 2021 and December 31, 2020.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  March 31, 2021 and December 31, 2020 are summarized below:

	(In Thousands)
Loans:	March 31, 2021	December 31, 2020
Consumer Real Estate	$175,675	$175,588
Agricultural Real Estate	179,945	189,159
Agricultural	100,022	94,358
Commercial Real Estate	618,754	588,825
Commercial and Industrial	202,958	189,246
Consumer	54,445	52,540
Other	14,088	15,757
	1,345,887	1,305,473
Less: Net deferred loan fees and costs	(4,208)	(2,483)
	1,341,679	1,302,990
Less: Allowance for loan losses	(14,425)	(13,672)
Loans - Net	$1,327,254	$1,289,318

Other loans primarily fund public improvement in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2021:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$127,467	$48,208
Agricultural Real Estate	105,009	74,936
Agricultural	87,924	12,098
Commercial Real Estate	492,252	126,502
Commercial and Industrial	172,598	30,360
Consumer	50,558	3,887
Other	14,084	4

As of March 31, 2021 and December 31, 2020 one to four family residential mortgage loans amounting to $36.7 million and $38.0 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of March 31, 2021 and December 31, 2020, net of deferred loan fees and costs:

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$284	$-	$1,019	$1,303	$174,178	$175,481	$-
Agricultural Real Estate	-	-	88	88	179,551	179,639	-
Agricultural	-	-	-	-	100,147	100,147	-
Commercial Real Estate	-	-	183	183	617,329	617,512	-
Commercial and Industrial	-	-	794	794	213,547	214,341	-
Consumer	6	1	-	7	54,552	54,559	-
Total	$290	$1	$2,084	$2,375	$1,339,304	$1,341,679	$-

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$269	$191	$1,032	$1,492	$173,824	$175,316	$-
Agricultural Real Estate	-	-	88	88	188,738	188,826	-
Agricultural	-	-	176	176	94,314	94,490	-
Commercial Real Estate	-	-	185	185	587,469	587,654	-
Commercial and Industrial	-	750	983	1,733	202,310	204,043	-
Consumer	53	-	-	53	52,608	52,661	-
Total	$322	$941	$2,464	$3,727	$1,299,263	$1,302,990	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2021 and December 31, 2020:

	(In Thousands)
	March 31, 2021	December 31, 2020

Consumer Real Estate	$1,370	$1,546
Agricultural Real Estate	5,195	5,575
Agricultural	-	307
Commercial Real Estate	663	665
Commercial & Industrial	898	1,296
Consumer	13	15
Total	$8,139	$9,404

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

Commercial and Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition.  Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval.  Included in commercial loans for 2021 and 2020 are Paycheck Protection Program (PPP) loans, administered by the Small Business Administration (SBA), in the amounts of $51.8 million and $36.2 million, respectively.  The PPP provides loans to eligible business through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements.  The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer.  Therefore, there is no allowance for loan losses related to these loans.

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of March 31, 2021 and December 31, 2020:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
March 31, 2021
1-2	$12,001	$1,637	$10,731	$53,577	$-
3	33,850	26,549	163,758	24,926	3,295
4	111,704	70,589	422,632	114,991	10,793
5	7,188	1,319	4,363	2,839	-
6	14,896	53	16,028	3,788	-
7	-	-	-	132	-
8	-	-	-	-	-
Total	$179,639	$100,147	$617,512	$200,253	$14,088

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2020
1-2	$11,960	$5,093	$11,001	$38,486	$-
3	38,306	23,779	165,201	26,515	4,651
4	112,465	63,480	396,076	114,108	11,106
5	7,478	1,577	4,010	3,266	-
6	18,617	561	11,366	4,796	-
7	-	-	-	1,115	-
8	-	-	-	-	-
Total	$188,826	$94,490	$587,654	$188,286	$15,757

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2021 and December 31, 2020.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	March 31, 2021	December 31, 2020
Grade
Pass	$172,062	$171,667
Special Mention (5)	1,265	1,284
Substandard (6)	2,154	2,365
Doubtful (7)	-	-
Total	$175,481	$175,316

	(In Thousands)
	Consumer - Credit		Consumer - Other
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Performing	$3,299	$3,660	$51,134	$48,855
Nonperforming	11	10	115	136
Total	$3,310	$3,670	$51,249	$48,991

Information about impaired loans as of March 31, 2021, December 31, 2020 and March 31, 2020 are as follows:

		(In Thousands)
	March 31, 2021	December 31, 2020	March 31, 2020

Impaired loans without a valuation allowance	$6,604	$5,172	$1,393
Impaired loans with a valuation allowance	5,532	9,360	4,795
Total impaired loans	$12,136	$14,532	$6,188
Valuation allowance related to impaired loans	$1,109	$1,657	$766
Total non-accrual loans	$8,139	$9,404	$3,344
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$13,467	$14,868	$4,314
Year to date average investment in impaired loans	$13,467	$10,234	$4,314

There were $150 of additional funds available to be advanced in connection with impaired loans as of March 31, 2021.

The Bank had approximately $5.8 million of its impaired loans classified as troubled debt restructured (TDR) as of March 31, 2021, $6.5 million as of December 31, 2020 and $1.9 million as of March 31, 2020.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  During the first quarter of 2021, there were no new loans considered TDR.  In the first quarter of 2020, two loans resulted in payment changes from a monthly payment to principal and interest at maturity on June 19, 2020.  One of the loans was paid off in May 2020 with the other loan in a forbearance agreement.  All interest was paid current at the time of the modifications.  Consequently, the financial impact of the modifications was immaterial to the ALLL.

The following tables represents three months ended March 31, 2021 and 2020:

		Pre-	Post-
Three Months	Number of	Modification	Modification
March 31, 2021	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment
Consumer Real Estate	-	$-	$-

		Pre-	Post-
Three Months	Number of	Modification	Modification
March 31, 2020	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment
Consumer Real Estate	2	$981	$981

For the three month periods ended March 31, 2021 and 2020, there were no TDRs that subsequently defaulted after modification.

For the three month period ended March 31, 2021, there were three impaired commercial loans of $809 thousand that were classified as TDR charged off and there were no impaired loans classified as TDR paid off.  For the three month period ended March 31, 2020, there were no impaired loans classified as TDR charged off or paid off.

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

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance.  A charge-off in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency.  At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. A broker’s price opinion or appraisal will be completed on all home loans in litigation and any deficiency will be charged off before reaching 150 days delinquent.  Commercial and agricultural credits are charged down at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance.  Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-off may be realized as further unsecured positions are recognized.

The following tables present loans individually evaluated for impairment by class of loans for the three months ended March 31, 2021 and March 31, 2020 and for the year ended December 31, 2020.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended March 31, 2021		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$817	$817	$-	$508	$1	$2
Agricultural Real Estate	1,526	1,526	-	1,531	23	-
Agricultural	-	-	-	168	-	-
Commercial Real Estate	2,905	2,905	-	2,306	31	3
Commercial and Industrial	1,335	1,467	-	1,793	17	1
Consumer	21	21	-	21	-	-
With a specific allowance recorded:
Consumer Real Estate	134	134	23	179	-	2
Agricultural Real Estate	5,106	5,106	1,086	5,160	-	-
Agricultural	292	292	-	214	4	-
Commercial Real Estate	-	-	-	917	-	-
Commercial and Industrial	-	-	-	670	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$951	$951	$23	$687	$1	$4
Agricultural Real Estate	$6,632	$6,632	$1,086	$6,691	$23	$-
Agricultural	$292	$292	$-	$382	$4	$-
Commercial Real Estate	$2,905	$2,905	$-	$3,223	$31	$3
Commercial and Industrial	$1,335	$1,467	$-	$2,463	$17	$1
Consumer	$21	$21	$-	$21	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						Interest
Year Ended December 31, 2020		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$799	$799	$-	$738	$22	$10
Agricultural Real Estate	1,546	1,549	-	729	18	12
Agricultural	291	291	-	392	3	3
Commercial Real Estate	185	185	-	195	13	-
Commercial and Industrial	2,328	2,328	-	1,222	26	5
Consumer	23	23	-	16	-	-
With a specific allowance recorded:
Consumer Real Estate	202	202	31	126	-	3
Agricultural Real Estate	5,210	5,210	600	3,175	6	102
Agricultural	176	176	116	188	-	-
Commercial Real Estate	2,765	2,765	20	2,524	128	-
Commercial and Industrial	1,007	1,007	890	916	52	-
Consumer	-	-	-	11	1	-
Totals:
Consumer Real Estate	$1,001	$1,001	$31	$864	$22	$13
Agricultural Real Estate	$6,756	$6,759	$600	$3,904	$24	$114
Agricultural	$467	$467	$116	$580	$3	$3
Commercial Real Estate	$2,950	$2,950	$20	$2,719	$141	$-
Commercial and Industrial	$3,335	$3,335	$890	$2,138	$78	$5
Consumer	$23	$23	$-	$27	$1	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

As of March 31, 2021, the Company had $148 thousand foreclosed residential real estate property obtained by physical possession and $796 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $71 thousand of foreclosed residential real estate property obtained by physical possession and $910 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding are in process according to local jurisdictions as of December 31, 2020.  As of March 31, 2020, the Company had $50 thousand of foreclosed residential real estate property obtained by physical possession and $292 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Three Months Ended	Twelve Months Ended
	March 31, 2021	December 31, 2020
Allowance for Loan & Lease Losses
Balance at beginning of year	$13,672	$7,228
Provision for loan loss	1,700	6,981
Loans charged off	(1,013)	(720)
Recoveries	66	183
Allowance for Loan & Lease Losses	$14,425	$13,672
Allowance for Unfunded Loan Commitments & Letters of Credit	$1,052	$641
Total Allowance for Credit Losses	$15,477	$14,313

The Company segregates its ALLL into two reserves:  The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC).  When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The ALLL does not include an accretable yield of $1.5 million and $1.7 million as March 31, 2021 and December 31, 2020   respectively, related to the acquisition of Bank of Geneva as previously discussed in Note 2.

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

Additional analysis, presented in thousands, related to the allowance for credit losses for the three months ended March 31, 2021 and March 31, 2020 in addition to the ending balances as of December 31, 2020 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Charge Offs	-	-	(142)	-	(809)	(62)	-	-	(1,013)
Recoveries	3	-	-	2	5	56	-	-	66
Provision (Credit)	(12)	428	57	251	66	(5)	-	915	1,700
Other Non-interest expense related to unfunded	-	-	-	-	-	-	411	-	411
Ending Balance	$624	$1,386	$616	$7,668	$2,608	$595	$1,052	$928	$15,477
Ending balance: individually evaluated for impairment	$23	$1,086	$-	$-	$-	$-	$-	$-	$1,109
Ending balance: collectively evaluated for impairment	$601	$300	$616	$7,668	$2,608	$595	$1,052	$928	$14,368
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,481	$179,639	$100,147	$617,512	$214,341	$54,559	$-	$-	$1,341,679
Ending balance: individually evaluated for impairment	$951	$6,632	$292	$2,905	$1,335	$21	$-	$-	$12,136
Ending balance: collectively evaluated for impairment	$174,489	$173,007	$99,855	$614,607	$212,927	$54,538	$-	$-	$1,329,423
Ending balance: loans acquired with deteriorated credit quality	$41	$-	$-	$-	$79	$-	$-	$-	$120

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2020	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Ending balance: individually evaluated for impairment	$31	$600	$116	$20	$890	$-	$-	$-	$1,657
Ending balance: collectively evaluated for impairment	$602	$358	$585	$7,395	$2,456	$606	$641	$13	$12,656
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,316	$188,826	$94,490	$587,654	$204,043	$52,661	$-	$-	$1,302,990
Ending balance: individually evaluated for impairment	$1,001	$6,756	$467	$2,950	$3,335	$23	$-	$-	$14,532
Ending balance: collectively evaluated for impairment	$174,273	$182,070	$94,023	$584,704	$200,602	$52,638	$-	$-	$1,288,310
Ending balance: loans acquired with deteriorated credit quality	$42	$-	$-	$-	$106	$-	$-	$-	$148

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Charge Offs	(35)	-	-	-	-	(129)	-	-	(164)
Recoveries	3	-	-	3	3	30	-	-	39
Provision (Credit)	66	13	(26)	236	1,020	81	-	40	1,430
Other Non-interest expense related to unfunded	-	-	-	-	-	-	(9)	-	(9)
Ending Balance	$345	$327	$665	$3,873	$2,750	$533	$470	$40	$9,003
Ending balance: individually evaluated for impairment	$34	$15	$12	$95	$610	$-	$-	$-	$766
Ending balance: collectively evaluated for impairment	$311	$312	$653	$3,778	$2,140	$533	$470	$40	$8,237
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$173,976	$194,130	$109,707	$568,991	$151,647	$49,190	$-	$-	$1,247,641
Ending balance: individually evaluated for impairment	$838	$122	$469	$3,295	$1,433	$31	$-	$-	$6,188
Ending balance: collectively evaluated for impairment	$173,093	$194,008	$109,238	$565,696	$150,111	$49,159	$-	$-	$1,241,305
Ending balance: loans acquired with deteriorated credit quality	$45	$-	$-	$-	$103	$-	$-	$-	$148

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

Beginning in 2020, the Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank.  The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year.  Directors receive a prorated dollar value of shares for a partial year of service.  The value for the shares is to be based upon the closing price for shares on June 4, 2020 and thereafter on the first Thursday in June in each year.  On June 5, 2020, each Director received approximately $4,000 which equated to 176 shares.  On June 4, 2021, each Director will receive approximately $6,000 worth of shares based upon the closing price for shares on June 3, 2021.   The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

	(in thousands of dollars)
	Three Months Ended
	March 31, 2021	March 31, 2020
Earnings per share
Net income	$4,909	$4,105
Less: distributed earnings allocated to participating securities	(15)	(13)
Less: undistributed earnings allocated to participating securities	(23)	(18)
Net earnings available to common shareholders	$4,871	$4,074

Weighted average common shares outstanding including participating securities	11,197,012	11,134,870
Less: average unvested restricted shares	(86,595)	(84,732)
Weighted average common shares outstanding	11,110,417	11,050,138
Basic and diluted earnings per share	$0.44	$0.37

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2021 and December 31, 2020 are reflected below.

	(In Thousands)
	March 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$175,500	$175,500	$175,500	$-	$-
Interest-bearing time deposits	4,405	4,451	-	4,451	-
Securities - available-for-sale	352,974	352,974	43,325	308,110	1,539
Other securities	5,939	5,939	-	-	5,939
Loans held for sale	7,511	7,511	-	-	7,511
Loans, net	1,327,254	1,295,821	-	-	1,295,821
Interest receivable	6,568	6,568	-	-	6,568

Financial Liabilities:
Interest bearing deposits	$1,056,576	$1,056,600	$-	$-	$1,056,600
Non-interest bearing deposits	384,558	384,558	-	384,558	-
Time deposits	242,717	244,235	-	-	244,235
Total Deposits	1,683,851	1,685,393	-	384,558	1,300,835

Federal funds purchased and securities sold under agreement to repurchase	30,072	30,072	-	-	30,072
Federal Home Loan Bank advances	17,840	17,845	-	-	17,845
Interest payable	357	357	-	-	357

	(In Thousands)
	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$175,706	$175,706	$175,706	$-	$-
Interest-bearing time deposits	4,653	4,677	-	4,677	-
Securities - available-for-sale	307,812	307,812	-	306,250	1,562
Other securities	5,939	5,939	-	-	5,939
Loans held for sale	7,740	7,740	-	-	7,740
Loans, net	1,289,318	1,261,440	-	-	1,261,440
Interest receivable	6,188	6,188	-	-	6,188

Financial Liabilities:
Interest bearing deposits	$997,462	$1,004,608	$-	$-	$1,004,608
Non-interest bearing deposits	351,147	351,147	-	351,147	-
Time deposits	247,553	250,135	-	-	250,135
Total Deposits	1,596,162	1,605,890	-	351,147	1,254,743

Federal funds purchased and securities sold under agreement to repurchase	30,239	30,239	-	-	30,239
Federal Home Loan Bank advances	17,861	17,872	-	-	17,872
Interest payable	338	338	-	-	338

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

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$43,325	$-	$-
U.S. Government agencies	-	130,799	-
Mortgage-backed securities	-	116,363	-
State and local governments	-	60,948	1,539
Total Securities Available-for-Sale	$43,325	$308,110	$1,539

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$-	$-	$-
U.S. Government agencies	-	124,241	-
Mortgage-backed securities	-	113,056	-
State and local governments	-	68,953	1,562
Total Securities Available-for-Sale	$-	$306,250	$1,562

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three month periods ended March 31, 2021 and March 31, 2020.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2021	$-	$1,562	$1,562

Change in Market Value	-	(23)	(23)

Payments & Maturities	-	-	-

Balance at March 31, 2021	$-	$1,539	$1,539

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2020	$-	$1,490	$1,490

Change in Market Value	-	47	47

Payments & Maturities	-	-	-

Balance at March 31, 2020	$-	$1,537	$1,537

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At March 31, 2021 and December 31, 2020, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2021 and December 31, 2020, fair value of collateral dependent impaired loans categorized as Level 3 was $4.1 million and $7.7 million, respectively. The specific allocation for impaired loans was $1.1 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	March 31, 2021	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,539	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	1.32-1.32% (1.32%)

Collateral dependent impaired loans	4,130	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-41.61% (40.35%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2020	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,562	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	1.19-1.19% (1.19%)

Collateral dependent impaired loans	7,703	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.71-100% (17.71%)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans as recorded at fair value on March 31, 2021 and December 31, 2020:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2021
	(In Thousands)
	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$4,130	$-	$-	$4,130

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2020
	(In Thousands)
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$7,703	$-	$-	$7,703

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased as of March 31, 2021 and December 31, 2020.  During the same time periods, the Company also had $30.1 million and $30.2 million in securities sold under agreement to repurchase.

	March 31, 2021
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	1,732	-	-	28,340	30,072
	$1,732	$-	$-	$28,340	$30,072

	December 31, 2020
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	1,899	-	3,900	24,440	30,239
	$1,899	$-	$3,900	$24,440	$30,239

NOTE 8 PROPOSED BUSINESS COMBINATION

On December 21, 2020, the Company announced they have signed an agreement and plan of reorganization and merger (the Agreement) whereby F&M will acquire Ossian Financial Services, Inc., (OFSI), the holding company for Ossian State Bank, in a cash transaction.  OFSI operates two full-service offices in Northeast Indiana and has approximately $122 million in assets, $58 million in loans, $108 million in deposits and $11.9 million in consolidated equity as of September 30, 2020.  OFSI is taxed as an S-Corporation.  The expected closing date is midnight on April 30, 2021.

Subject to the terms of the Agreement, which has been unanimously approved by the Board of Directors of each company, aggregate cash consideration of the deal is equal to $20 million, representing $67.71 per share.  The consideration is subject to potential adjustment, as set forth in the Agreement, in the event that OFSI’s equity capital is less than $12 million at closing.

In 2021, the Company incurred $180 thousand of third-party acquisition related costs. These expenses are comprised of consulting fees of $74 thousand and other general and administrative expense of $106 thousand in the Company’s consolidated statement of income for the three months ended March 31, 2021.

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

The Company has contracted with an external advisor and has formed a committee to determine the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable management to review scenarios and determine which calculations will produce the most reliable results. The Company began working with the third-party service provider to review parallel reports starting in June 2019.  The Company has not adopted ASU 2016-13 in calendar year 2021 and management is currently evaluating when or if they would elect to early adopt ASU 2016-13.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

After 10 and ½ months of operating our Company with COVID – 19 protocols, 2021 has begun with an understanding of the challenges in operating in this environment. We are optimistic in 2021 as are many of our constituents. What is being termed the 2nd round of PPP has kept our business lenders busy once again during this first quarter. We are still processing forgiveness payments while also filing new applications. Please see section titled COVID-19 for additional information related to actions taken.

F&M’s first quarter commercial pipeline of closings, draws and opportunities remained strong. F&M continues to see good activity in new Loan Production Offices (LPO) in Muncie Indiana, Oxford, Ohio and West Bloomfield, Michigan. The new LPO locations have extended the F&M footprint while hiring talented lenders from each area.

Strong demand and tight supplies have continued to support grain prices through the first quarter of 2021.  This has allowed profitable pricing opportunities for anticipated 2021 production.  With higher grain prices the spring crop insurance prices will provide grain farmers a level of protection not seen since 2013 and 2014.  Both the grain and livestock portion of our portfolio have benefited from the combination of strong prices, crop insurance protection and government subsidies and appear well positioned entering 2021.  The agri-business sector appears to be sound and benefits when producers are profitable.  The agriculture portfolio remains healthy and concerns manageable.

In comparing the net interest margin of 3.33% for the first quarter of 2021 to the 3.75% of first quarter 2020, the Company is pleased to have it only decreased by 42 basis points when the national prime rate had dropped 150 basis points. The cost of funds in the first quarter 2020 was 122 basis points; there was no room to completely match the prime rate drop. The Company was able to decrease the cost of funds to 53 basis points, decreasing 69 basis points. Asset yields decreased 95 basis points in the twelve-month comparison. Interest rate floors on loans played a role in protecting the yield as did PPP forgiveness. An additional factor in the drop was the increase of liquidity over the time frame driven by stimulus checks, tax refunds and the overall savings attitude of our depositors. The additional liquidity decreased the asset yield as the loan to deposit ratio dropped and the increased liquidity was placed in lower earning securities and overnight funds. Further discussion of the balance sheet composition movements and the impact on the earnings can be viewed in the Material Results of Operations section that follows.

Net income improved 19.6% in comparing first quarter 2021 to first quarter 2020 and earnings per share increased 18.9% in the same comparison. The higher net income was mainly driven by a higher noninterest income which increased 59.9% and $1.9 million over the same period 2020. Gain on sales of both 1-4 family mortgage loans and fixed rate agricultural loans were the biggest contributors. 1-4 family mortgage activity remains strong though beginning to slow compared to the last three quarters of 2020. We expect additional slowing as long-term lending rates and housing prices have increased. Inventory of available homes is low throughout most of the Bank’s market area. Interchange fees on debit card transactions also increased and supported the increase in noninterest income and overall net income.

The Company has worked diligently to manage during volatile times and the increase in our size and footprint has helped establish diversity of revenue streams and insulated our earnings. Our historical prudent approach to lending has continued to demonstrate its benefits in our credit quality. The relationships we have with our customers, employees, shareholders and communities has allowed our belief in our mission to help people live their best lives be realized. It is during these volatile times that the Company’s values are tested and has allowed us to assist with the tools we are provided to strengthen and nurture lasting relationships. The light at the end of the tunnel is beginning to widen and the Company remains well capitalized and plans to continue in our strategic vision of expansion. The last twelve months has shown us the benefits from such growth are real.

F&M will continue to focus on serving our shareholders, communities, and customers while protecting our employees. Please see below for what we have accomplished so far in managing through COVID-19.

COVID-19: What the Company knows and what steps have been taken

Shareholders

Dividend declaration

The Company expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.  We are sensitive to the needs of our long-time shareholders that utilize these funds to supplement their living expenses, especially in this low interest rate environment.  Dividends declared during the first quarter at $0.17 per share increased by 6.25% over the same quarter last year.

Annual Meeting

The Company held its Annual Meeting on April 15, 2021. The meeting was held virtually with presentations which reviewed the 2020 performance and included an outlook for 2021. In person attendance was limited to the Chairman, President & CEO, CFO, Corporate Secretary and Asst. Corporate Secretary following social distancing protocols. Shareholders were encouraged to vote digitally or by phone due to concern of timely receipt of mailed proxies. A question/answer period was also made available. An external vendor assisted the Company’s technology department to coordinate the meeting with the technology involved.

Communities

Offices

With the health of our employees and customers being our top concern, as of March 20, 2020 the Bank temporarily suspended branch lobby hours to the public for walk-in transactions.  Appointments could be made at branches to complete all needed paperwork and transactions.  Drive-thru services remained open as well as all ATM’s and ITM’s to complete needed transactions.  To assure branches remained open, employees were divided into teams who rotated every three days to two weeks as a means to practice social distancing while limiting any possible exposure.  During the month of May 2020, the retail re-open team developed an employee handbook which focused on opening protocols, employee training, health and wellness and facility signage.  Branch re-openings began on June 3rd with the last branches re-opening on June 15th.  Offices returned to a hub structure at yearend whereby at least one office in each of three regions remained fully open and the remaining offices in the region converted to by appointment for the lobby and drive-ups remained fully functional. All offices removed the lobby restrictions after the holidays on February 1, 2021 and are fully operational. Mask, separation protection and social distancing remain in place at all locations. Internal controls have not been significantly modified due to COVID-19.

Small Business

Farmers & Merchants Commercial Division entered the first quarter of 2021 in familiar territory of PPP activity while COVID-19 restrictions continued to increase over the winter months. These restrictions impacted the commercial and retail sectors of the markets we serve. Small Business Administration (SBA) rolled out the PPP second draw program as well as the first draw program for those borrowers that did not or were not able to participate in the first draw program in 2020. SBA issued further guidance and calculations for Schedule C borrowers. This change caused many Sole Proprietors, Single Member LLCs, and Self Employed (1099) who were not previously eligible to be able to participate. SBA also issued further guidance on and calculations for Schedule F Borrowers. This change caused many farmers who were not previously eligible to be able to participate. 2021 PPP second draw applications have exceeded the number of applications in the first draw program. F&M has 993 loans closed totaling $43.5 million. Fees associated with PPP second draw are estimated at $3.2 million. F&M has also made great progress with PPP first draw forgiveness in the first quarter. Only 9 of the 947 PPP first draw loans remain to apply for forgiveness. F&M is very proud of the PPP program and the impact it has had on our clients and their employees. The PPP program at F&M has impacted 18,094 jobs.

Consumers

Home Loan

With the Federal Reserve rate drops of 150 basis points in March 2020 (100 basis points of which was directly related to the effects of the virus on the economy), a surge in home loan activity has occurred. Much of the activity is refinance related and the Bank has experienced the highest amount of applications in its history, both in number of and dollar amount. Given the nature of the programs, the results were recorded in the following quarters of 2020. The Bank sells most of its home loans into the secondary market through Freddie Mac.

Following is the update of those activities related to COVID-19 as of March 31, 2021. Existing loans on our books for which the Bank has received inquiries into forbearance agreements, totaled over 100 as of March 31st. Of these inquiries, 98 customers entered into agreements totaling just over $9.1 million. 30 loans were in-house making up $2.2 million in principal balance and 68 were secondary market loans which we service with balances totaling over  $6.9 million.  Of the 30 in-house loans, 2 loans are in a repayment plan, 1 loan is in forbearance and the other 27 have transitioned back to regular payments as of March 31st.  Of the 68 secondary market loans, 3 loans are in a repayment plan and 2 loans are in forbearance as of March

31st. The rest have transitioned back to regular payments. Some inquiries were only for possible future requests. We remain ready to assist our customers through this difficult time in the best manner possible.

Retail Loans

The Bank is offering its “Skip-a-pay” program to consumers with installment loans, which allows the customer to skip the payment and extend the maturity of the contract for the payment period. We are allowing two payments to be skipped upon request with an additional one possible at the end of the initial request upon review. Normally, the Bank would charge a fee for this program – the fee has been waived. The Bank would also normally require the interest for the period to be collected and that requirement is currently waived. Interest is a part of the extended maturity payments. We have offered assistance to customers representing 151 loans currently with loan balances totaling $2.05 million.  141 represents the total number of loans that have been extended for those customers that have returned the extension documents representing approximately $2 million and 263 extended months.

Waiving of late payment fees for our customers was introduced on March 16, 2020 and ceased on June 30, 2020. As of June 30th, the Bank has foregone fees of $307 thousand on loans to help our customers. Of the $307 thousand, $131 thousand was related to two past due commercial loans.  As a community bank, it is by definition what we should do.

Depositors

The Bank’s most popular checking account, which includes requirements to earn a reward, removed the requirement of debit card transactions to be completed during a cycle for the months of April and May in 2020. In the Bank’s geographical area, the states issued “stay at home” guidelines and many of our customers were concerned with being able to complete the requirement. This impacted almost 11.6 thousand accounts and represented just under $101 million in average account balances. The product includes the option of attaching a savings account for which the same requirements were waived and impacted an additional almost 7 thousand accounts and $113.1 million in average account balances, calculated as of June 30th.  Overall, typically 80-85% of our customers meet all the requirements. The waiving of the debit card transactions allowed those customers to receive the reward and possibly an additional 77.5% of the previous non-qualifiers which represented the other 15-20% in total.  With the removal of the “stay at home” guidelines, the debit card transaction requirement was reinstated beginning with the June cycle on May 29th.  During the months of April and May, most individuals still met their debit card transaction requirement with the “stay at home” order in place.

The Bank stopped assessing the Regulation D (“Reg D”) fee on savings accounts and has not reimplemented the fee yet as of March 31, 2021. Reg D assesses a fee when a depositor has exceeded more than 6 “not-in-person” withdrawals in a month. Due to limited lobby access at times, the fee is being waived.

Employees

The Bank continued paying employees their full pay through Marsh 31, 2020.  During this time period, accumulated PTO and vacation time were frozen and not required to be used to receive full pay.  The Bank continues to promote social distancing by encouraging employees who can work remotely to do so and in other cases, departments have been dispersed to keep the team separated.  Beginning April 1, 2020, the Bank is following The Families First Coronavirus Response Act (FFCRA) which requires employers to provide their employees with paid sick leave and extended family and medical leave for specified reasons related to COVID-19.  These provisions were in effect until December 31, 2020.  Qualifying reasons for leave related to COVID-19 include the employee:  (1) being subject to a quarantine order, (2) being advised by a healthcare provider to self-quarantine, (3) experiencing COVID-19 symptoms and is seeking a medical diagnosis, (4) caring for an individual subject to a quarantine order, (5) caring for his or her child whose school or place of care is closed or (6) experiencing any other substantially-similar condition specified by the U.S. Department of Health and Human Services.  All time off related to the above reasons was documented within our time and attendance system.  The Bank will be able to reduce its employer tax for up to two weeks (80 hours, or a part-time employee’s two-week equivalent).

In January 2021, we made the decision to extend FFCRA leave for employees through March 31, 2021.  The Families First Coronavirus Response Act (FFCRA) expired in December 2020 and was permitted to be extended by companies on a voluntary basis.  All social distancing, masking requirements and safety protocols were extended into 2021 by the Bank.  March 17, 2021, the Pandemic Team extended FFCRA through April 30, 2021 to allow for employees to use FFCRA to cover vaccination appointments and time off due to vaccine side effects.

Financial – Exposures

Given the timing of the outbreak in the United States of the COVID-19 pandemic, management believes that the main impact on the Company’s performance of 2020 was a factor in the economic qualitative adjustment for the calculation of the allowance for loan loss. Subsequently the loan loss provision was increased which also included an increase due to loan growth.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic.  With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during 2021.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic, such as through the Bank’s “Skip-a-pay” program, the waiver of late payment fees, and the entry into loan forbearance agreements, did have an impact on the Company’s 2020 performance.  Nonetheless, management believes that the Company’s current regulatory capital position remains adequate to face the coming challenges in 2021.

The Company has a limited exposure to many sectors of the economy that will likely be impacted for an extended period such as the travel, restaurant, hospitality, energy and retail industries. The Bank does not have any direct exposure to the energy industry and hotels, entertainment and food related businesses are less than 10% of our overall loan portfolio. In addition, the Bank’s hotel customers are financially strong business owners, operating brand name hotels in compelling locations. The Bank, along with many other financial institutions, had increased its provision for loan losses in 2020 as compared to 2019 by approximately $5.8 million. The Bank has continued to make increases adding $1.7 million in the first quarter of 2021. The Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation and any lingering aftereffects.

At its peak, the Bank had commercial and agricultural real estate loans of $28 million in deferment and loans of $137 million making interest only payments. As of March 31, 2021, there were five loans for a total of $10.4 million outstanding with COVID-related payment modifications.  All five are currently on interest-only payment modifications and secured by real estate.

The Bank is closely monitoring the hospitality loan portfolio as it was the largest industry within the Bank’s commercial portfolio directly impacted by COVID-19.  As of March 31, 2021, the hospitality loan portfolio totals $90.6 million outstanding.  None of the hospitality loans are currently on COVID-related payment modifications.

The Bank is in frequent contact with our borrowers during this time of uncertainty and has had only two material COVID-19 related downgrades which total $11.3 million.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.  The Bank operates twenty-eight full-service banking offices throughout Northwest Ohio and Northeast Indiana and a drive-up facility in Archbold.  The Bank also operates three Loan Production Offices (LPOs), one in each state of Ohio, Indiana and Michigan.

On January 1, 2019, six offices of Bank of Geneva, located in the Indiana counties of Adams, Allen and Jay, were merged with and into The Farmers & Merchants State Bank.  The Bank has continued its expansion strategy and the new offices have provided new growth opportunities.

On March 1, 2021, the Bank discontinued operations in three offices, two in Ohio and one in Indiana.  A fourth is scheduled for second quarter 2021.  Existing customers of those offices will continue to be serviced by other nearby offices.

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

The Bank also provides checking account services, as well as savings and time deposit services such as certificates of deposits. In addition, Automated Teller Machines (ATMs) or Interactive Teller Machines (ITMs) are provided at most branch locations along with other independent locations in the market area. ITMs operate as an ATM with the addition of remote teller access to assist the user.  The Bank has custodial services for Individual Retirement Accounts (IRAs) and Health Savings Accounts (HSAs).  The Bank provides on-line banking access for consumer and business customers. For consumers, this includes bill-pay, on-line statement opportunities and mobile banking. For business customers, it provides the option of electronic transaction origination such as wire and Automated Clearing House (ACH) file transmittal.  In addition, the Bank offers remote deposit capture or electronic deposit processing and merchant credit card services. Mobile banking was added in 2012 and has been widely accepted and used by consumers. Upgrades to our digital products and services continue to occur in both retail and business lines.  The Bank continues to offer new suites of products as customer preferences change and the Bank adapts and adopts new technologies.  The Bank continues to offer products that also meet the needs of our more traditional customers.

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

Commercial/Agriculture:

Accounts Receivable:

Up to 80% LTV less retainages and greater than 90 days.

Inventory:

•	Agriculture:
o	Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.
•	Commercial:
o	Maximum LTV of 50% on raw and finished goods.
•	Floor plan:
o	New/used vehicles to 100% of wholesale.
o	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New NTE 80% of invoice, used NTE 50% of listed book or 75% of appraised value.

•	Restaurant equipment up to 35% of market value.
•	Heavy trucks, titled trailers NTE 75% LTV and aircraft up to 75% of appraised value.

Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.
•	Maximum LTV on non-traditional loan up to 85%.

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

At March 31, 2021, we had 344 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

The global spread of the Coronavirus (COVID-19) and resulting declaration of a world-wide pandemic have impacted the financial services industry and banking operations in the United States (US) and world-wide.  The financial services sector is identified as a Critical Infrastructure Sector by the Department of Homeland Security during the COVID-19 response efforts. How basic business operations can be conducted has undergone a rapid and dramatic change. At the same time continuity of business operations involves promoting safety and security of customers and employees, providing a quality customer experience, and maintaining effective delivery systems and channels of communication. Regulatory guidance has been issued to manage and mitigate the unprecedented impact of the COVID-19 pandemic on business operations. Regulatory agencies promote prudent and practical efforts to assist customers and communities during this national emergency. Such assistance to alleviate the financial impact on affected customers involved modification of loan terms for existing borrowers, waiver of certain fees and charges, providing small dollar loans, and offering forbearance and payment deferrals on mortgage loan obligations due to financial hardship. Legislation enacted in March 2020 has provided the Families First Coronavirus Response Act (FFCRA) and CARES Act. The FFCRA which was effective through December 31, 2020, provided for a paid leave for employees (of employers with fewer than 500 employees) who had to quarantine due to the coronavirus, were caring for a sick family member, or caring for a child out of school. It significantly expanded existing protections currently available to employees who take leave to care for a sick family member. The CARES Act, among other matters, resulted in expansion of SBA Lending Programs; provided for a financial election to suspend GAAP principles and regulatory determinations for COVID-19 related loan modifications that would otherwise be deemed Trouble Debt Restructuring; gave the FDIC authority to establish a temporary Debt Guarantee Program for bank liabilities; delayed Current Expected Credit Losses (CECL) compliance; reduced the Community Bank Leverage Ratio to 8% to eliminate risk-based capital compliance for banks under $10 billion; required credit furnishers that agree to deferred loan payments, forbearance on a delinquent account, or any other relief during the national emergency to report accounts as current to Credit Reporting Agencies; and defined forbearance requirements and terms for single family and multi-family loans backed by federal government agencies or government sponsored entities due to COVID-19 financial hardship. Of immediate and significant importance was the rollout of the SBA Paycheck Protection Program (PPP).  The PPP authorized lending of up to $350 billion in 100% guaranteed 7(a) loans to cover payroll costs, interest on mortgage payments, rent obligations, and utilities.  The PPP provided a guaranteed loan for which a portion of the loan up to or equal to 8 weeks of covered payroll and specific operating expenses can be forgiven. The maximum loan size was capped at the lessor of 250% of the average monthly payroll costs or $10 million.

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

FFCRA requirements to provide paid leave to employees ended on December 31, 2020.  Due to the extended duration of the COVID-19 pandemic, employers subject to FFCRA could voluntarily extend the paid leave option until March 31, 2021. If the employer has elected to voluntarily apply the FFCRA extension, employees eligible for leave in 2020 and did not use the leave may take the leave in 2021.  Under the American Rescue Plan of 2021 enacted in March 2021, for those employers who voluntarily extend the paid leave option, paid leave was reset starting April 1, 2021.  If employees previously exhausted their paid leave under FFCRA, they may be entitled to an additional 10 days/80 hours for use. Additionally, the PPP was reauthorized with passage of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act. It was originally intended to run through March 31, 2021 and was subsequently extended to May 31, 2021. Under the new legislation, $284 billion in funding for first and second-time PPP loan borrowers was provided to the SBA. Three categories of businesses are eligible to apply for PPP: 1) qualified business that did not receive a PPP loan during the first funding round; 2) previous PPP loan recipients who need a second loan and meet certain criteria; previous PPP loan recipients who returned all or a portion of their original loans and want to apply to additional funding.  To be eligible, any business applying for PPP must have been in operation since at least February 15, 2020.  Specific eligibility criteria apply to first-time PPP borrowers and previous PPP loan recipients.  For 2021, PPP provides expanded coverage for expenditures in addition to covered payroll and specific operating expenses.  For second-time loan recipients, the maximum loan amount was reduced from $10 million to $2 million.  A loan recipient is eligible for full loan forgiveness if at least 60% of the loan amount is spent on payroll costs. Funds must be spent over a covered period of the loan recipients’ choosing between eight and 24 weeks after loan origination to be eligible for forgiveness. Depending on the continued duration of COVID-19 spread, further legislation and regulatory guidance may continue due to the economic impact on customers, businesses, communities, and industry sectors.

The Coronavirus Response and Relief Supplemental Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act affecting the Company into 2021.  Key banking provisions under this legislation include the following:

•	An additional $284.6 billion in Paycheck Protection Program (PPP) funding for loans to small businesses, including for borrowers who have previously received a PPP loan.
•	A one-page simplified forgiveness process for PPP loans under $150,000.
•	Clarification to various CARES Act provisions, the tax treatment of PPP expenses, lender responsibilities for agent fees, and lender “hold harmless” protections under the PPP and other laws.
•	A further delay in Troubled Debt Restructuring (TDR) accounting until 60 days after the termination of the national emergency, or January 1, 2022.
•	A further optional delay in Current Expected Credit Loss (CECL) accounting until January 1, 2022.
•	A new round of Economic Impact Payments (EIPs) for consumers, with aggressive distribution timelines and new exemptions from garnishments.
•	Significant added support for Community Development Financial Institutions (CDFIs) and Minority Depository Institutions (MDIs).
•	Funding for agricultural support programs and for renter assistance programs.
•	Termination of existing Federal Reserve emergency lending authority under the CARES Act, while preserving the Fed’s general 13(3) emergency authority existing prior to that Act.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At March 31, 2021 OREO property holdings were $148 thousand. OREO totaled $71 thousand and $185 thousand as of December 31, 2020 and March 31, 2020 respectively.

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

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In spite of the ongoing COVID-19 pandemic, the Company plans to continue in its growth mode in 2021 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits, sale of securities or borrowings. Growing deposits will also be a focus especially in our newer markets. The Bank offers the Insured Cash Sweep (“ICS”) product accessed through the Promontory network of financial institutions which helps to reduce the amount of pledged securities.  This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth.

Liquidity in terms of cash and cash equivalents ended $206 thousand lower as of March 31, 2021 than it was at yearend December 31, 2020. An increase in deposits helped to fund the $37.9 million increase in net loans since yearend 2020. Commercial real estate, commercial and industrial, agricultural, consumer and consumer real estate portfolios all increased compared to December 31, 2020.  The remaining two portfolios decreased compared to yearend.

In comparing to the same prior year period, the March 31, 2021 (net of deferred fees and cost) loan balances of $1.3 billion accounted for $94.0 million or 7.5% increase when compared to 2020’s $1.2 billion.  The year over year improvement was made up of a combined increase of 48.2% in commercial and industrial related loans (comprised of 8.5% in commercial real estate loans and 39.7% in non-real estate commercial loans).  PPP loans of approximately $51.8 million are included in the non-real estate commercial portfolio.  Consumer real estate loans increased by 0.9%, consumer loans by 10.9% and other loans by 69.0%.  Agricultural related loans decreased 16.2% year over year (comprised of 7.5% in agricultural real estate and 8.7% in non-real estate agricultural loans).  The Company credits the growth to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of March 31, for the last three years, net of deferred fees and costs.

	(In Thousands)
	March 31, 2021	March 31, 2020	March 31, 2019
	Amount	Amount	Amount
Consumer Real Estate	$175,481	$173,976	$160,276
Agricultural Real Estate	179,639	194,130	191,736
Agricultural	100,147	109,707	113,021
Commercial Real Estate	617,512	568,991	440,281
Commercial and Industrial	200,253	143,311	137,989
Consumer	54,559	49,190	47,770
Other	14,088	8,336	7,392

Total Loans, net	$1,341,679	$1,247,641	$1,098,465

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of March 31, 2021.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$5,190	$31,867	$138,663
Agricultural Real Estate	5,130	2,844	172,540
Agricultural	60,317	26,779	12,930
Commercial Real Estate	24,936	305,091	288,830
Commercial and Industrial	55,666	128,992	18,486
Consumer	5,008	34,092	15,330
Other	921	946	12,219

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2019, 2020, and 2021. The security portfolio increased $45.2 million in the first three months of 2021 from yearend 2020. The amount of pledged investment securities decreased by $2.0 million as compared to yearend and $7.5 million as compared to March 31, 2020. Liquidity is improved with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of March 31, 2021, pledged investment securities totaled $81.2 million.  The current portfolio is in a net unrealized gain position of $180.6 thousand.

For the Bank, an additional $6.2 million is also available from the Federal Home Loan Bank based on current amounts of pledged collateral.  At the present time, only 1-4 family and home equity portfolios are pledged.  Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

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

Overall total assets increased 4.4% since yearend 2020 and grew 20.4% since March 31, 2020. The largest growth in both periods was in the loan portfolios followed by securities.  Cash and cash equivalents also increased significantly compared to March 31, 2020.

Deposits accounted for the largest growth within liabilities, up 5.5% or $87.7 million since yearend and 24.8% or $335.1 million over March 31, 2020 balances. As stated previously, the growth of deposits correlated to a flight to safety as the stock market continues to experience some volatility.  Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity decreased by $2.3 million as of the first quarter of 2021 compared to yearend 2020. Earnings exceeded dividend declarations during the three months ended March 31, 2021. Accumulated other comprehensive income decreased in unrealized gain position by $5.6 million from December 2020 to an unrealized gain of $143 thousand on March 31, 2021.  Dividends declared were the same as third and fourth quarter 2020 at $0.17 per share.  Compared to March 31, 2020, shareholders’ equity increased 4.4% or $10.4 million.  Profits were higher year-to-date March 2021 than year-to-date March 2020 by $804 thousand.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement increased to 2.5% for calendar year 2019.  As of March 31, 2021, the Company and the Bank are both positioned well above the 2019 requirement.

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	8.21%
Risk Based Capital Tier I	11.12%
Total Risk Based Capital	12.26%
Stockholders' Equity/Total Assets	10.29%
Capital Conservation Buffer	4.26%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended March 31, 2021 and 2020

Interest Income

When comparing first quarter 2021 to first quarter 2020, average loan balances grew $91.7 million with PPP loans accounting for $63.7 million of the increase. This represented a 7.4% increase in a one-year time period. Interest income on loan balances experienced a decrease of $271 thousand as compared to the quarter ended March 31, 2020.  Net fee income for the PPP loans is recognized on a straight line basis over 24 months for the first draw and 60 months for the second draw and will be accelerated upon payoff.  PPP loan income for the quarter included interest income of $100 thousand and net fee income of $842 thousand.

The available-for-sale securities portfolio increased in average balances by $125.9 million when comparing to the previous year while the income decreased $344 thousand over first quarter 2020.  Federal funds sold and interest-bearing deposits increased in average balances by $90.3 million as compared to the same quarter in 2020 with decreased income of $84 thousand for the current quarter due to much lower interest rates.

While the overall average balances of the Bank’s earning assets increased, overall total interest income for the quarter comparisons was lower for first quarter 2021 by 4.0% or $699 thousand as compared to first quarter 2020.  Decreases in the prime lending rate between the periods contributed to a decrease in rate yield.

Annualized yield, for the quarter ended March 31, 2021, was 3.71% as compared to 4.66% for the quarter ended March 31, 2020. The following charts demonstrate the value of increased loan balances in the balance sheet mix, as well as the impact on the changes in interest rates.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended March 31, 2021		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2021	March 31, 2020
Loans	$1,328,571	$15,612	4.70%	5.14%
Taxable investment securities	324,536	1,009	1.24%	2.78%
Tax-exempt investment securities	20,375	100	2.49%	2.32%
Fed funds sold & other	136,663	44	0.13%	1.10%
Total Interest Earning Assets	$1,810,145	$16,765	3.71%	4.66%

Change in Interest Income Quarter to Date March 31, 2021 Compared to March 31, 2020

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$(271)	$1,178	$(1,449)
Taxable investment securities	(312)	934	(1,246)
Tax-exempt investment securities	(32)	(49)	17
Fed funds sold & other	(84)	249	(333)
Total Interest Earning Assets	$(699)	$2,312	$(3,011)

Interest Expense

Offsetting the lower interest income for the quarter was the decrease in interest expense in 2021.  First quarter 2021 was lower by $1.7 million or 49.3% compared to first quarter 2020. Since 2020, average interest-bearing deposit balances have increased $205.7 million or 19.6% and the Company recognized approximately $1.6 million less in interest expense for the most recent quarter.  The prime rate dropped 150 basis points in March of 2020. Management has adjusted deposit rates accordingly.  Interest expense on FHLB borrowings was down $44 thousand in the first quarter 2021 over the same time frame in 2020 due to borrowings taken on from the Limberlost acquisition being repaid.  Interest expense on fed funds purchased and securities sold under agreement to repurchase was down $78 thousand compared to first quarter 2020.

	(In Thousands)
	Quarter to Date Ended March 31, 2021		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	March 31, 2021	March 31, 2020
Savings deposits	$1,014,392	$574	0.23%	0.77%
Other time deposits	242,033	766	1.27%	2.04%
Other borrowed money	17,848	222	4.98%	4.29%
Fed funds purchased & securities
sold under agreement to repurchase	$30,210	$166	2.20%	2.51%
Total Interest Bearing Liabilities	$1,304,483	$1,728	0.53%	1.22%

Change in Interest Expense Quarter to Date March 31, 2021 Compared to March 31, 2020

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(911)	$463	$(1,374)
Other time deposits	(650)	(181)	(469)
Other borrowed money	(44)	(74)	30
Fed funds purchased & securities
sold under agreement to repurchase	(78)	(55)	(23)
Total Interest Bearing Liabilities	$(1,683)	$153	$(1,836)

Overall, net interest spread for the first quarter 2021 was 26 basis points lower than last year.  As the following chart indicates, the decline in yields on interest earning assets was more than the decline in the cost of funds when comparing to the same period a year ago.

	March 31, 2021	March 31, 2020	March 31, 2019
Interest/Dividend income/yield	3.71%	4.66%	4.80%
Interest Expense/cost	0.53%	1.22%	1.26%
Net Interest Spread	3.18%	3.44%	3.54%
Net Interest Margin	3.33%	3.75%	3.87%

Net Interest Income

Net interest income increased $984 thousand for the first quarter 2021 over the same time frame in 2020 with the decrease in interest income of $699 thousand combined with the lower interest expense of $1.7 million, as previously mentioned.  As the new loans added in 2020 and 2021 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations - First Quarter 2021 to First Quarter 2020

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate.  The commercial loan portfolio accounted for the largest component of charge-offs while the consumer loan portfolio accounted for the largest component of recoveries for first quarter of 2021.  For first quarter 2020, the consumer loan portfolio accounted for both the largest component of charge-offs and recoveries.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $270 thousand higher for the first quarter 2021 as compared to the same quarter 2020.  Provision for loan loss was increased due to the uncertainty related to COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact still remains unknown.  Increases to the Bank’s ALLL for the first quarter of 2021, centered around current customers and businesses that are particularly vulnerable and qualitative factors have been adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $849 thousand higher in first quarter 2021 than the same quarter 2020.  Recoveries were $27 thousand higher in first quarter 2021 as compared to first quarter 2020.  Combined net charge-offs were $822 thousand higher in first quarter 2021 than the same time period 2020. Past due loans, which include no deferrals related to COVID-19, decreased $1.8 million at March 31, 2021 as compared to March 31, 2020.  The majority of the change is attributed to the decrease of past due balances in the agricultural, agricultural real estate and commercial and industrial portfolios with an increase in the consumer real estate portfolio.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended March 31, 2021, 2020, and 2019.

	(In Thousands)
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Loans, net	$1,341,679	$1,247,641	$1,098,465
Daily average of outstanding loans	$1,328,571	$1,236,848	$1,108,031

Allowance for Loan Losses - January 1,	$13,672	$7,228	$6,775
Loans Charged off:
Consumer Real Estate	-	35	42
Agriculture Real Estate	-	-	-
Agricultural	142	-	-
Commercial Real Estate	-	-	-
Commercial and Industrial	809	-	-
Consumer	62	129	165
	1,013	164	207
Loan Recoveries:
Consumer Real Estate	3	3	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	1
Commercial Real Estate	2	3	2
Commercial and Industrial	5	3	3
Consumer	56	30	32
	66	39	38
Net Charge Offs	947	125	169
Provision for loan loss	1,700	1,430	30
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - March 31,	14,425	8,533	6,636
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31,	1,052	470	346
Total Allowance for Credit Losses - March 31,	$15,477	$9,003	$6,982
Ratio of net charge-offs to average Loans outstanding	0.07%	0.01%	0.02%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	177.24%	256.66%	558.92%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

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

Loans classified as nonaccrual were higher as of March 31, 2021 at $8.1 million as compared to $3.3 million as of March 31, 2020.  The agricultural real estate portfolio increased $4.2 million while the commercial real estate and commercial and industrial portfolios increased a combined $935 thousand.  The agricultural portfolio decreased by $382 thousand as compared to March 31, 2020.

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

The following table presents the balances for allowance for loan losses by loan type for three months ended March 31, 2021 and March 31, 2020.

	(In Thousands)		(In Thousands)
	March 31, 2021		March 31, 2020
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$624	13.08%	$345	13.94%
Agricultural Real Estate	1,386	13.39%	327	15.56%
Agricultural	616	7.46%	665	8.79%
Commercial Real Estate	7,668	46.02%	3,873	45.61%
Commercial and Industrial	2,608	15.98%	2,750	12.16%
Consumer	595	4.07%	533	3.94%
Unallocated	928	0.00%	40	0.00%
Allowance for Loan & Lease Losses	14,425		8,533
Off Balance Sheet Commitments	1,052		470
Total Allowance for Credit Losses	$15,477		$9,003

Noninterest Income

Noninterest income was up $1.9 million for the first quarter 2021 over the same time frame in 2020.  The Company has seen an increase in its mortgage production volume and the gain on the sale of these loans was $819 thousand higher for the first quarter 2021 over the same period in 2020. Loan originations on loans held for sale for the first quarter 2021 were $35.5 million with proceeds from sale at $36.8 million for 2021 compared to 2020’s first quarter activity of $17.3 million in originations and $18.7 million in sales.  The increase in loan originations was driven by the refinance activity associated with the reduction in interest rates.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Combined service fees increased by $1.0 million as compared to first quarter 2020.  Service fee income for 1-4 family and agricultural real estate loans increased by $249 thousand, mortgage release fees increased $16 thousand, servicing rights income increased $454 thousand, miscellaneous fees increased $65 thousand and debit card income increased by $377 thousand which included $151 thousand for Mastercard growth credit over the same quarter in 2020.  Bank owned life insurance cash surrender value increased $60 thousand and service charge income increased $20 thousand compared to first quarter 2020.  The additional fee income was offset by a decrease in overdraft and returned check charges of $247 thousand.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the first quarter of 2021 and 2020, mortgage servicing rights caused a net $124 and $43 thousand in income respectively. The higher capitalized additions for 2021 are attributed to a higher loan origination level of 1-4 families. A lower interest rate environment has helped to generate the mortgage refinance activity. For loans of 15 years and less, the value was 1.115% in the first quarter 2021 versus 1.20% in first quarter 2020. For loans over 15 years, the value was 1.369% versus a lower 1.35% for the same periods respectively. The carrying value is approximately equal to the market value of $3.4 million.

	Three Months
	(In Thousands)
	2021	2020
Beginning Balance	$3,320	$2,629
Capitalized Additions	629	175
Amortization	(505)	(132)
Ending Balance, March 31,	3,444	2,672
Valuation Allowance	-	-
Mortgage Servicing Rights net, March 31,	$3,444	$2,672

Noninterest Expense

For the first quarter 2021, noninterest expenses were $1.7 million higher than for the same quarter in 2020.  Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $484 thousand in total.  This was comprised of increased salaries of $167 thousand and increased benefits of $317 thousand which included a one-time expense for the 2020 employer pension match of $345 thousand.  Data processing charges increased $63 thousand for first quarter 2021.  Advertising decreased $68 thousand for the quarter. Consulting fees increased $84 thousand over first quarter 2020 with $74 thousand related to the acquisition of Ossian.  FDIC assessment expenses were up $164 thousand due to Small Bank Credits being applied in 2020.  During the first quarter 2021, the Bank also recognized a gain of $28 thousand which is included in the Net (Gain) Loss on Sale of Other Assets Owned line of the consolidated statement of income for the sale of an OREO property.  Other general and administrative expenses increased $458 thousand as compared to first quarter 2020 with $106 thousand acquisition related.   Provision for unfunded loans also increased $411 thousand which was partially related to the decreased balances on lines of credit due to PPP.

Income Taxes

Income tax expense was $88 thousand higher for the first quarter 2021 compared to the same quarter in 2020.  Effective tax rates were 17.76% and 19.15% for first quarter 2021 and 2020 respectively.  The lower effective tax rate for first quarter 2021 was the result of a $150 thousand credit adjustment of Indiana income tax.  Excluding the adjustment, the effective tax rate was 20.27% for the first quarter 2021 which equated to an increase in income tax expense of $67 thousand with the remainder attributed to the increase in pre-tax income.

Net Income

Results overall, net income in the first quarter of 2021 was up $804 thousand as compared to the same quarter last year.  First quarter 2021 included an additional $270 thousand of loan loss provision as compared to first quarter 2020.  As discussed previously, the long-term effects of COVID-19 and the ability of borrowers to make timely payments are still somewhat unknown at this time.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
4.08%	14.93%	Rising	3.00%	72,041	12.10%
3.98%	11.87%	Rising	2.00%	70,282	9.36%
3.85%	7.44%	Rising	1.00%	67,995	5.80%
3.55%	0.00%	Flat	0.00%	64,268	0.00%
3.26%	-8.27%	Falling	-1.00%	60,443	-5.95%
2.97%	-16.44%	Falling	-2.00%	56,719	-11.75%
2.66%	-25.07%	Falling	-3.00%	52,862	-17.75%

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

The shock chart currently shows a widening in net interest margin over the next twelve months in a rising rate environment and a tightening in a falling rate environment.  With the rate decreases in the first quarter of 2020, the model predicts an expansion of net interest income at any level in a rising rate environment.  The rising rate scenarios are predicted to expand the net interest margin and produce higher levels of net interest income.  Cost of funds are at 0.53% for the quarter so the lowest shock of 100 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and extend the duration on cost of funds where possible.

ITEM 4 CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2021.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2021 to 1/31/2021	469	(2)	23.94	(2)	—	500,000

2/1/2021 to 2/28/2021	481	(2)	24.15	(2)	—	500,000

3/1/2021 to 3/31/2021	—				—	500,000
Total	950		24.05		—	500,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 15, 2021.  On that date, the Board of Directors authorized the repurchase of 500,000 common shares between January 15, 2021 and December 31, 2021.

(2)	Shares which were returned to account for tax payable on vested stock awards are outside of the Company’s stock repurchase program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

2.1

Agreement and Plan of Reorganization and Merger between Farmers & Merchants Bancorp, Inc. and Ossian Financial Services, Inc. dated December 21, 2020 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 21, 2020).

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	April 27, 2021	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	April 27, 2021	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer