Form 10-Q
period 2021-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2021-08-02
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	11,189,052
Class	Outstanding as of July 24, 2021

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2021 and December 31, 2020	3

	Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2021 and June 30, 2020	4

	Condensed Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2021 and June 30, 2020	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Six Months Ended June 30, 2021 and June 30, 2020	6-7

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2021 and June 30, 2020	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48-69

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	71

PART II.	OTHER INFORMATION	71

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	71

Item 6.	Exhibits	72

Signatures		73

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$93,636	$98,279
Federal funds sold	57,483	77,427
Total cash and cash equivalents	151,119	175,706
Interest-bearing time deposits	18,597	4,653
Securities - available-for-sale	407,500	307,812
Other securities, at cost	6,419	5,939
Loans held for sale	8,041	7,740
Loans, net	1,443,336	1,289,318
Premises and equipment	26,915	27,063
Goodwill	56,066	47,340
Mortgage servicing rights	3,146	3,320
Other real estate owned	198	71
Bank owned life insurance	27,218	25,208
Other assets	18,310	15,374
Total Assets	$2,166,865	$1,909,544

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$443,863	$351,147
Interest-bearing
NOW accounts	652,078	542,317
Savings	501,687	455,145
Time	256,445	247,553
Total deposits	1,854,073	1,596,162
Federal funds purchased and securities sold under agreements to repurchase	29,882	30,239
Federal Home Loan Bank (FHLB) advances	17,868	17,861
Dividend payable	1,888	1,889
Accrued expenses and other liabilities	12,569	14,233
Total liabilities	1,916,280	1,660,384

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 6/30/21 and 12/31/20	82,259	81,804
Treasury stock - 1,040,948 shares 6/30/21, 1,032,456 shares 12/31/20	(12,172)	(11,932)
Retained earnings	179,734	173,591
Accumulated other comprehensive income	764	5,697
Total stockholders' equity	250,585	249,160
Total Liabilities and Stockholders' Equity	$2,166,865	$1,909,544

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2020, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Income
Loans, including fees	$16,259	$16,192	$31,871	$32,075
Debt securities:
U.S. Treasury and government agencies	857	767	1,608	1,913
Municipalities	289	243	597	505
Dividends	31	26	81	71
Federal funds sold	6	5	11	11
Other	88	40	127	162
Total interest income	17,530	17,273	34,295	34,737
Interest Expense
Deposits	1,276	2,254	2,616	5,155
Federal funds purchased and securities sold under agreements to repurchase	163	187	329	431
Borrowed funds	115	257	337	523
Total interest expense	1,554	2,698	3,282	6,109
Net Interest Income - Before Provision for Loan Losses	15,976	14,575	31,013	28,628
Provision for Loan Losses	641	1,569	2,341	2,999
Net Interest Income After Provision for Loan Losses	15,335	13,006	28,672	25,629
Noninterest Income
Customer service fees	2,198	2,258	5,012	3,844
Other service charges and fees	874	704	1,712	1,743
Net gain on sale of loans	955	364	2,001	591
Net gain on sale of available-for-sale securities	-	-	293	270
Total noninterest income	4,027	3,326	9,018	6,448
Noninterest Expense
Salaries and wages	4,591	4,095	8,981	8,318
Employee benefits	1,915	1,218	3,909	2,895
Net occupancy expense	546	564	1,123	1,128
Furniture and equipment	848	750	1,639	1,508
Data processing	428	408	933	850
Franchise taxes	294	369	740	737
ATM expense	459	376	908	790
Advertising	331	265	566	568
Net (gain) loss on sale of other assets owned	227	(7)	202	(6)
FDIC assessment	276	144	512	216
Mortgage servicing rights amortization	524	356	1,029	488
Consulting fees	394	217	617	356
Other general and administrative	2,227	1,612	4,260	3,187
Total noninterest expense	13,060	10,367	25,419	21,035
Income Before Income Taxes	6,302	5,965	12,271	11,042
Income Taxes	1,319	1,161	2,379	2,133
Net Income	$4,983	$4,804	$9,892	$8,909
Basic and Diluted Earnings Per Share	$0.44	$0.43	$0.88	$0.80
Dividends Declared	$0.17	$0.16	$0.34	$0.32

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income	$4,983	$4,804	$9,892	$8,909
Other Comprehensive Income (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	786	661	(5,951)	5,659
Reclassification adjustment for realized gain on sale of available-for-sale securities	-	-	(293)	(270)
Net unrealized gain (loss) on available-for-sale securities	786	661	(6,244)	5,389
Tax expense (benefit)	165	139	(1,311)	1,132
Other comprehensive income (loss)	621	522	(4,933)	4,257
Comprehensive Income	$5,604	$5,326	$4,959	$13,166

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND SIX Months Ended June 30, 2021

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income	Equity
Balance - January 1, 2021	11,197,544	$81,804	$(11,932)	$173,591	$5,697	$249,160
Net income				4,909		4,909
Other comprehensive loss					(5,554)	(5,554)
Purchase of treasury stock	(950)		(23)			(23)
Issuance of 750 shares of restricted stock (Net of forfeitures - 600)	150	1	(7)	6		-
Stock-based compensation expense		225				225
Cash dividends declared - $0.17 per share				(1,889)		(1,889)
Balance - March 31, 2021	11,196,744	82,030	(11,962)	176,617	143	246,828
Net income				4,983		4,983
Other comprehensive income					621	621
Purchase of treasury stock	(8,929)		(201)			(201)
Forfeiture of 1,975 shares of restricted stock	(1,975)	58	(47)	(11)		-
Stock-based compensation expense		171				171
Director stock award	3,212		38	33		71
Cash dividends declared - $0.17 per share				(1,888)		(1,888)
Balance - June 30, 2021	11,189,052	$82,259	$(12,172)	$179,734	$764	$250,585

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net income	$9,892	$8,909
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,360	1,310
Amortization of premiums on available-for-sale securities, net	1,044	554
Amortization of servicing rights	1,029	488
Amortization of core deposit intangible	303	364
Amortization of customer list intangible	61	-
Net amortization of fair value adjustments	3	310
Stock-based compensation expense	396	588
Director stock award	71	48
Deferred income taxes	-	(3)
Provision for loan loss	2,341	2,999
Gain on sale of loans held for sale	(2,001)	(591)
Originations of loans held for sale	(65,018)	(87,998)
Proceeds from sale of loans held for sale	66,718	81,189
(Gain) loss on sale of other assets owned	202	(6)
Gain on sales of securities available-for-sale	(293)	(270)
Increase in cash surrender value of bank owned life insurance	(296)	(164)
Change in other assets and other liabilities, net	(2,779)	264
Net cash provided by operating activities	13,033	7,991
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	30,084	39,959
Sales	9,291	11,843
Purchases	(115,815)	(60,696)
Activity in other securities, at cost:
Purchases	(199)	-
Change in interest-bearing time deposits	6,282	(327)
Proceeds from sale of other assets owned	147	85
Additions to premises and equipment	(976)	(1,000)
Loan originations and principal collections, net	(104,021)	(125,692)
Acquisition of Ossian Financial Services, Inc., net of cash received	228	-
Net cash used in investing activities	(174,979)	(135,828)
Cash Flows from Financing Activities
Net change in deposits	141,875	188,861
Net change in federal funds purchased and securities sold under agreements to repurchase	(357)	(17,124)
Repayment of FHLB advances	(157)	(5,993)
Purchase of treasury stock	(224)	(226)
Cash dividends paid on common stock	(3,778)	(3,536)
Net cash provided by financing activities	137,359	161,982
Net Increase (Decrease) in Cash and Cash Equivalents	(24,587)	34,145
Cash and Cash Equivalents - Beginning of year	175,706	51,296
Cash and Cash Equivalents - End of period	$151,119	$85,441

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental Information
Supplemental cash flow information:
Interest paid	$3,085	$5,839
Income taxes paid	3,520	-
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	209	-
Cash dividends declared not paid	1,888	1,768
The Company purchased the assets of Ossian Financial Services, Inc. for $20,001 on April 30, 2021.
Fair value of assets acquired	$137,058	$-
Cash paid for the capital stock	20,001	-
Liabilities assumed	$117,057	$-

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that are expected for the year ended December 31, 2021.  The condensed consolidated balance sheet of the Company as of December 31, 2020, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 2  BUSINESS COMBINATION AND ASSET PURCHASE

On April 30, 2021, the Company acquired Ossian Financial Services, Inc., (OSFI), the bank holding company for Ossian State Bank, a community bank based in Ossian, Indiana.  Ossian State Bank operated two full-service offices in the northeast Indiana communities of Ossian and Bluffton.  Shareholders of OSFI received $67.71 in cash for each share. OSFI had 295,388 shares outstanding on April 30, 2021. Total consideration for the acquisition was approximately $20.0 million in cash.  As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs.  The Company also expects to reduce costs through economies of scale.

In 2020, the Company incurred $42.5 thousand of third-party acquisition-related costs.  The expenses recognized in 2020 related to other general and administration expenses of $30.0 thousand and consulting fees of $12.5 thousand. These acquisition expenses were included in the Company’s 2020 consolidated statement of income.

In 2021, the Company has incurred additional third-party acquisition-related costs of $977.5 thousand.  These expenses are comprised of employee benefits of $541.5 thousand, consulting fees of $245.0 thousand, ATM expense of $11.2 thousand and other general and administrative expense of $179.8 thousand in the Company’s consolidated statement of income for the quarter and six months ended June 30, 2021.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition.  Of the total purchase price of $20.0 million, $980.2 thousand has been allocated to core deposit intangible included in other assets and will be amortized over seven years on a straight line basis.  Goodwill of $8.7 million which resulted from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Ossian State Bank and is deductible for tax purposes over 15 years.  The following table summarizes the consideration paid for Ossian State Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Fair Value of Consideration Transferred
(In Thousands)
Cash	$20,001
Total	$20,001

Recognized amounts of identifiable assets acquired and liabilities assumed

Assets
Cash and cash equivalents	$20,229
Interest-bearing time deposits	20,226
Securities - available-for-sale	30,243
Other securities, at cost	281
Loans, net	52,403
Premises and equipment	494
Goodwill	8,726
Other assets	4,456
Total Assets Purchased	$137,058

Liabilities
Deposits
Noninterest bearing	$34,509
Interest bearing	81,535
Total deposits	116,044
Accrued expenses and other liabilities	1,013
Total Liabilities Assumed	$117,057

The fair value of the assets acquired includes loans with a fair value of $52.4 million.  The gross principal and contractual interest due under the contracts is $58.6 million, of which $1.1 million is expected to be uncollectible.  The loans have a weighted average life of 52 months.

The fair value of building and land included in premises and equipment was written down by $596 thousand with $244 thousand attributable to buildings and will be accreted over the useful life of 39 years,

The fair value for certificates of deposit incorporates a valuation amount of $59 thousand which will be accreted over 1.4 years.

Certain transferred loans evidenced deterioration of credit quality since origination and management deemed it probable, at acquisition, that all contractually required payments would not be collected.

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

The carrying amount of those loans is included in loans, net on the balance sheet at June 30.  The amounts of loans at April 30, 2021 and June 30, 2021 are as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

2021
(In Thousands)
Balance - April 30, 2021
Consumer Real Estate	$24
Agricultural Real Estate	981
Commercial Real Estate	315
Commercial & Industrial	314
Carrying amount, net of fair value adjustment of $325	$1,309

Balance - June 30, 2021
Consumer Real Estate	$24
Agricultural Real Estate	981
Commercial Real Estate	310
Commercial & Industrial	309
Carrying amount, net of fair value adjustment of $325	$1,299

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$28
Agricultural Real Estate	1,142
Commercial Real Estate	527
Commercial & Industrial	360
Total required payments receivable	$2,057

Cash flows expected to be collected at acquisition	$1,309

Basis in acquired loans at acquisition	$1,634

There were no allowances for loan losses reversed in 2021.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In Thousands)	(In Thousands)
Beginning Balance	$-	$-
Additions	762	762
Accretion	(29)	(29)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$733	$733

The results of operations of Ossian State Bank have been included in the Company’s consolidated financial statements since the acquisition date of April 30, 2021.  The following schedule includes pro-forma results for the three and six months ended June 30, 2021 and 2020 as if the Ossian State Bank acquisitions had occurred as of the beginning of the comparable prior reporting period.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$16,229	$15,484	$32,032	$30,478
Provision for Loan Losses	641	1,570	2,342	3,001
Net Interest Income After Provision for Loan Losses	15,588	13,914	29,690	27,477
Noninterest Income	4,069	3,421	9,228	6,549
Noninterest Expense	12,209	11,151	25,130	22,604
Income Before Income Taxes	7,448	6,184	13,788	11,422
Income Taxes	1,543	1,166	2,674	2,166
Net Income	$5,905	$5,018	$11,114	$9,256
Basic and Diluted Earnings Per Share	$0.52	$0.45	$0.99	$0.83

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects.  The pro-forma information for the quarter ended June 30, 2021 includes approximately $232 thousand, net of tax, of operating revenue from Ossian State Bank since acquisition.

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

Changes in accretable yield, or income expected to be collected, for the three and six months ended are as follows:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$1,542	$1,978	$1,653	$2,021
Additions	4	1	5	2
Accretion	(107)	(108)	(215)	(214)
Reclassification from nonaccretable difference	-	-	-	62
Disposals	-	-	(4)	-
Ending Balance	$1,439	$1,871	$1,439	$1,871

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets which are being amortized over its remaining life of 7 years on a straight line basis.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The amortization expense for the six months ended June 30, 2020 was $364 thousand of which $84 thousand was related to the purchase of the Custar office in December of 2013.  Of the $653 thousand to be expensed in 2021, $303 thousand has been expensed for the six months ended June 30, 2021.  Annual amortization of core deposit intangible assets is as follows:

	(In Thousands)	(In Thousands)	(In Thousands)
	Geneva	Ossian	Total
2021	$560	$93	$653
2022	560	140	700
2023	560	140	700
2024	560	140	700
2025	560	140	700
Thereafter	-	327	-
	$2,800	$980	3,453

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

Total consideration for the purchase was $825 thousand which consisted of 40,049 shares of stock. As a result of this purchase, the Company expects an increase to noninterest income of approximately $500 thousand in 2021 with the majority of the income to be recognized in the second half of the year.

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

Of the $123 thousand to be expensed in 2021, $61 thousand has been expensed for the six months ended June 30, 2021.  Annual amortization expense of customer list intangible is as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

(In Thousands)
Adams County Financial Resources
2021	$123
2022	123
2023	123
2024	123
2025	123
Thereafter	169
$784

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2021 and December 31, 2020, are as follows:

	(In Thousands)
	June 30, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$63,989	$1	$(630)	$63,360
U.S. Government agencies	151,203	1,233	(1,832)	150,604
Mortgage-backed securities	128,312	1,336	(1,075)	128,573
State and local governments	63,030	2,132	(199)	64,963
Total available-for-sale securities	$406,534	$4,702	$(3,736)	$407,500

	(In Thousands)
	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	122,514	1,857	(130)	124,241
Mortgage-backed securities	110,828	2,228	-	113,056
State and local governments	67,260	3,265	(10)	70,515
Total available-for-sale securities	$300,602	$7,350	$(140)	$307,812

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2021
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(630)	$53,192	$-	$-	$(630)	$53,192
U.S. Government agencies	(1,832)	104,211	-	-	(1,832)	104,211
Mortgage-backed securities	(1,075)	72,504	-	-	(1,075)	72,504
State and local governments	(199)	14,208	-	-	(199)	14,208
Total available-for-sale securities	$(3,736)	$244,115	$-	$-	$(3,736)	$244,115

	(In Thousands)
	December 31, 2020
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	(130)	48,331	-	-	(130)	48,331
Mortgage-backed securities	-	-	-	-	-	-
State and local governments	(10)	3,562	-	-	(10)	3,562
Total available-for-sale securities	$(140)	$51,893	$-	$-	$(140)	$51,893

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future.  The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2021	2020	2021	2020
Gross realized gains	$-	$-	$293	$270
Gross realized losses	-	-	-	-
Net realized gains	$-	$-	$293	$270
Tax expense related to net realized gains	$-	$-	$62	$57

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$8,526	$8,613
After one year through five years	100,620	101,848
After five years through ten years	168,727	168,106
After ten years	349	360
Total	$278,222	$278,927
Mortgage-backed securities	128,312	128,573
Total	$406,534	$407,500

Investments with a carrying value of $78.5 million and $83.2 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $6.1 million as of June 30, 2021 and $5.8 million as of December 31, 2020 in addition to Ohio Equity Fund for Housing Limited Partnership of $348 thousand as of  June 30, 2021 and $151 thousand as of  December 31, 2020.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  June 30, 2021 and December 31, 2020 are summarized below:

	(In Thousands)
Loans:	June 30, 2021	December 31, 2020
Consumer Real Estate	$194,715	$175,588
Agricultural Real Estate	189,742	189,159
Agricultural	100,756	94,358
Commercial Real Estate	691,122	588,825
Commercial and Industrial	216,609	189,246
Consumer	56,427	52,540
Other	13,549	15,757
	1,462,920	1,305,473
Less: Net deferred loan fees and costs	(4,497)	(2,483)
	1,458,423	1,302,990
Less: Allowance for loan losses	(15,087)	(13,672)
Loans - Net	$1,443,336	$1,289,318

Other loans primarily fund public improvement in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2021:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$136,798	$57,917
Agricultural Real Estate	112,034	77,708
Agricultural	86,550	14,206
Commercial Real Estate	553,391	137,731
Commercial and Industrial	183,955	32,654
Consumer	52,421	4,006
Other	13,547	2

As of June 30, 2021 and December 31, 2020 one to four family residential mortgage loans amounting to $36.5 million and $38.0 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of June 30, 2021 and December 31, 2020, net of deferred loan fees and costs:

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$85	$25	$249	$359	$194,215	$194,574	$-
Agricultural Real Estate	201	-	-	201	189,225	189,426	-
Agricultural	-	-	117	117	100,788	100,905	-
Commercial Real Estate	-	-	181	181	689,547	689,728	-
Commercial and Industrial	-	-	814	814	226,442	227,256	-
Consumer	32	8	-	40	56,494	56,534	-
Total	$318	$33	$1,361	$1,712	$1,456,711	$1,458,423	$-

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$269	$191	$1,032	$1,492	$173,824	$175,316	$-
Agricultural Real Estate	-	-	88	88	188,738	188,826	-
Agricultural	-	-	176	176	94,314	94,490	-
Commercial Real Estate	-	-	185	185	587,469	587,654	-
Commercial and Industrial	-	750	983	1,733	202,310	204,043	-
Consumer	53	-	-	53	52,608	52,661	-
Total	$322	$941	$2,464	$3,727	$1,299,263	$1,302,990	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2021 and December 31, 2020:

	(In Thousands)
	June 30, 2021	December 31, 2020

Consumer Real Estate	$445	$1,546
Agricultural Real Estate	5,010	5,575
Agricultural	117	307
Commercial Real Estate	632	665
Commercial & Industrial	814	1,296
Consumer	13	15
Total	$7,031	$9,404

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

Commercial and Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition.  Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval.  Included in commercial loans for 2021 and 2020 are Paycheck Protection Program (PPP) loans, administered by the Small Business Administration (SBA), in the amounts of $47.0 million and $36.2 million, respectively.  The PPP provides loans to eligible businesses through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements.  The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer.  Therefore, there is no allowance for loan losses related to these loans.

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of June 30, 2021 and December 31, 2020:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
June 30, 2021
1-2	$11,266	$3,678	$11,506	$50,321	$-
3	42,763	22,980	202,360	36,000	2,963
4	115,726	73,458	440,615	120,761	10,586
5	5,411	500	2,193	2,507	-
6	14,260	289	33,054	4,072	-
7	-	-	-	46	-
8	-	-	-	-	-
Total	$189,426	$100,905	$689,728	$213,707	$13,549

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2020
1-2	$11,960	$5,093	$11,001	$38,486	$-
3	38,306	23,779	165,201	26,515	4,651
4	112,465	63,480	396,076	114,108	11,106
5	7,478	1,577	4,010	3,266	-
6	18,617	561	11,366	4,796	-
7	-	-	-	1,115	-
8	-	-	-	-	-
Total	$188,826	$94,490	$587,654	$188,286	$15,757

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2021 and December 31, 2020.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	June 30, 2021	December 31, 2020
Grade
Pass	$192,273	$171,667
Special Mention (5)	1,236	1,284
Substandard (6)	1,065	2,365
Doubtful (7)	-	-
Total	$194,574	$175,316

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Performing	$3,353	$3,660	$53,066	$48,855
Nonperforming	7	10	108	136
Total	$3,360	$3,670	$53,174	$48,991

Information about impaired loans as of June 30, 2021, December 31, 2020 and June 30, 2020 are as follows:

		(In Thousands)
	June 30, 2021	December 31, 2020	June 30, 2020

Impaired loans without a valuation allowance	$3,063	$5,172	$2,695
Impaired loans with a valuation allowance	8,976	9,360	9,872
Total impaired loans	$12,039	$14,532	$12,567
Valuation allowance related to impaired loans	$1,156	$1,657	$1,170
Total non-accrual loans	$7,031	$9,404	$8,473
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$12,206	$14,868	$8,352
Year to date average investment in impaired loans	$12,836	$10,234	$6,333

There were $5.7 thousand of additional funds available to be advanced in connection with impaired loans as of June 30, 2021.

The Bank had approximately $5.5 million of its impaired loans classified as troubled debt restructured (TDR) as of June 30, 2021, $6.5 million as of December 31, 2020 and $6.4 million as of June 30, 2020.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  During the second quarter of 2021, one new loan was considered a TDR which resulted in payment changes from a monthly payment to monthly interest only payments on May 3, 2021.  Two loans were also paid off in June 2021.   In the second quarter of 2020, three new loans were considered TDR and were given a rate concession along with the amortization extended.  During the year to date 2020, there were 5 new loans considered TDR with one of the loans subsequently paid off in May.  Interest was paid current at the time of all modifications.  Consequently, the financial impact of the modifications was immaterial to the ALLL.

The following tables represent three and six months ended June 30, 2021 and 2020:

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Six Months	Number of	Modification	Modification
June 30, 2021	Contracts	Outstanding	Outstanding	June 30, 2021	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Six Months	Investment	Investment
Ag Real Estate	-	$-	$-	Ag Real Estate	-	$-	$-
Agricultural	-	-	-	Agricultural	-	-	-
Commercial Real Estate	1	382	382	Commercial Real Estate	1	382	382

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Six Months	Number of	Modification	Modification
June 30, 2020	Contracts	Outstanding	Outstanding	June 30, 2020	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Six Months	Investment	Investment
Ag Real Estate	2	$5,380	$5,380	Ag Real Estate	2	$5,380	$5,380
Agricultural	1	164	164	Agricultural	1	164	164
Commercial Real Estate	-	-	-	Commercial Real Estate	2	981	981

For the three and six month periods ended June 30, 2021 and 2020, there were no TDRs that subsequently defaulted after modification.

For the six month period ended June 30, 2021, there was one impaired commercial real estate loan of $86 thousand and one impaired commercial loan of $480 thousand that were classified as TDR paid off as well as three impaired commercial loans of $809 thousand that were classified as TDR charged off.  There was one impaired commercial real estate loan of $481 thousand that was classified as TDR paid off for the six month period ended June 30, 2020.

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

The following tables present loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2021 and June 30, 2020 and for the year ended December 31, 2020.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended June 30, 2021		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$770	$823	$-	$494	$1	$3
Agricultural Real Estate	728	728	-	994	22	-
Agricultural	131	231	-	184	4	-
Commercial Real Estate	181	181	-	480	4	3
Commercial and Industrial	1,236	1,367	-	1,298	6	2
Consumer	17	27	-	19	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	55	-	-
Agricultural Real Estate	5,794	5,794	914	5,556	-	-
Agricultural	117	117	117	39	-	-
Commercial Real Estate	3,065	3,065	125	3,087	27	3
Commercial and Industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$770	$823	$-	$549	$1	$3
Agricultural Real Estate	$6,522	$6,522	$914	$6,550	$22	$-
Agricultural	$248	$348	$117	$223	$4	$-
Commercial Real Estate	$3,246	$3,246	$125	$3,567	$31	$6
Commercial and Industrial	$1,236	$1,367	$-	$1,298	$6	$2
Consumer	$17	$27	$-	$19	$-	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Six Months Ended June 30, 2021		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$770	$823	$-	$501	$3	$7
Agricultural Real Estate	728	728	-	1,262	44	-
Agricultural	131	231	-	176	6	-
Commercial Real Estate	181	181	-	1,393	8	6
Commercial and Industrial	1,236	1,367	-	1,546	23	3
Consumer	17	27	-	20	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	117	-	-
Agricultural Real Estate	5,794	5,794	914	5,357	-	-
Agricultural	117	117	117	127	-	-
Commercial Real Estate	3,065	3,065	125	2,002	54	3
Commercial and Industrial	-	-	-	335	-	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$770	$823	$-	$618	$3	$7
Agricultural Real Estate	$6,522	$6,522	$914	$6,619	$44	$-
Agricultural	$248	$348	$117	$303	$6	$-
Commercial Real Estate	$3,246	$3,246	$125	$3,395	$62	$9
Commercial and Industrial	$1,236	$1,367	$-	$1,881	$23	$3
Consumer	$17	$27	$-	$20	$-	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

As of June 30, 2021, the Company had $198 thousand foreclosed residential real estate property obtained by physical possession and $100 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $71 thousand of foreclosed residential real estate property obtained by physical possession and $910 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding are in process according to local jurisdictions as of December 31, 2020.  As of June 30, 2020, the Company had no foreclosed residential real estate property obtained by physical possession and $854 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Six Months Ended	Twelve Months Ended
	June 30, 2021	December 31, 2020
Allowance for Loan & Lease Losses
Balance at beginning of year	$13,672	$7,228
Provision for loan loss	2,341	6,981
Loans charged off	(1,051)	(720)
Recoveries	125	183
Allowance for Loan & Lease Losses	$15,087	$13,672
Allowance for Unfunded Loan Commitments & Letters of Credit	$1,145	$641
Total Allowance for Credit Losses	$16,232	$14,313

The Company segregates its ALLL into two reserves:  The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC).  When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The ALLL does not include an accretable yield of $2.2 million and $1.7 million as June 30, 2021 and December 31, 2020   respectively, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank in 2021 as previously discussed in Note 2.

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

Additional analysis, presented in thousands, related to the allowance for credit losses for the three and six months ended June 30, 2021 and June 30, 2020 in addition to the ending balances as of December 31, 2020 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$624	$1,386	$616	$7,668	$2,608	$595	$1,052	$928	$15,477
Charge Offs	-	-	-	-	-	(38)	-	-	(38)
Recoveries	3	-	6	3	5	42	-	-	59
Provision (Credit)	22	(169)	98	1,160	224	14	-	(708)	641
Other Non-interest expense related to unfunded	-	-	-	-	-	-	93	-	93
Ending Balance	$649	$1,217	$720	$8,831	$2,837	$613	$1,145	$220	$16,232
Ending balance: individually evaluated for impairment	$-	$914	$117	$125	$-	$-	$-	$-	$1,156
Ending balance: collectively evaluated for impairment	$649	$303	$603	$8,706	$2,837	$613	$1,145	$220	$15,076
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$194,574	$189,426	$100,905	$689,728	$227,256	$56,534	$-	$-	$1,458,423
Ending balance: individually evaluated for impairment	$770	$6,522	$248	$3,246	$1,236	$17	$-	$-	$12,039
Ending balance: collectively evaluated for impairment	$193,741	$181,923	$100,657	$686,172	$225,635	$56,517	$-	$-	$1,444,645
Ending balance: loans acquired with deteriorated credit quality	$63	$981	$-	$310	$385	$-	$-	$-	$1,739

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2020	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Ending balance: individually evaluated for impairment	$31	$600	$116	$20	$890	$-	$-	$-	$1,657
Ending balance: collectively evaluated for impairment	$602	$358	$585	$7,395	$2,456	$606	$641	$13	$12,656
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,316	$188,826	$94,490	$587,654	$204,043	$52,661	$-	$-	$1,302,990
Ending balance: individually evaluated for impairment	$1,001	$6,756	$467	$2,950	$3,335	$23	$-	$-	$14,532
Ending balance: collectively evaluated for impairment	$174,273	$182,070	$94,023	$584,704	$200,602	$52,638	$-	$-	$1,288,310
Ending balance: loans acquired with deteriorated credit quality	$42	$-	$-	$-	$106	$-	$-	$-	$148

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$345	$327	$665	$3,873	$2,750	$533	$470	$40	$9,003
Charge Offs	-	-	-	(8)	(165)	(64)	-	-	(237)
Recoveries	2	-	-	2	6	58	-	-	68
Provision (Credit)	223	486	371	591	(168)	34	-	32	1,569
Other Non-interest expense related to unfunded	-	-	-	-	-	-	135	-	135
Ending Balance	$570	$813	$1,036	$4,458	$2,423	$561	$605	$72	$10,538
Ending balance: individually evaluated for impairment	$16	$438	$98	$58	$560	$-	$-	$-	$1,170
Ending balance: collectively evaluated for impairment	$554	$375	$938	$4,400	$1,863	$561	$605	$72	$9,368
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$173,615	$194,310	$107,615	$588,176	$230,748	$50,259	$-	$-	$1,344,723
Ending balance: individually evaluated for impairment	$847	$5,990	$623	$3,258	$1,822	$27	$-	$-	$12,567
Ending balance: collectively evaluated for impairment	$172,724	$188,320	$106,992	$584,918	$228,830	$49,159	$-	$-	$1,330,943
Ending balance: loans acquired with deteriorated credit quality	$44	$-	$-	$-	$96	$-	$-	$-	$140

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Charge Offs	-	-	(142)	-	(809)	(100)	-	-	(1,051)
Recoveries	6	-	6	5	10	98	-	-	125
Provision (Credit)	10	259	155	1,411	290	9	-	207	2,341
Other Non-interest expense related to unfunded	-	-	-	-	-	-	504	-	504
Ending Balance	$649	$1,217	$720	$8,831	$2,837	$613	$1,145	$220	$16,232
Ending balance: individually evaluated for impairment	$-	$914	$117	$125	$-	$-	$-	$-	$1,156
Ending balance: collectively evaluated for impairment	$649	$303	$603	$8,706	$2,837	$613	$1,145	$220	$15,076
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$194,574	$189,426	$100,905	$689,728	$227,256	$56,534	$-	$-	$1,458,423
Ending balance: individually evaluated for impairment	$770	$6,522	$248	$3,246	$1,236	$17	$-	$-	$12,039
Ending balance: collectively evaluated for impairment	$193,741	$181,923	$100,657	$686,172	$225,635	$56,517	$-	$-	$1,444,645
Ending balance: loans acquired with deteriorated credit quality	$63	$981	$-	$310	$385	$-	$-	$-	$1,739

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Charge Offs	(35)	-	-	(8)	(165)	(193)	-	-	(401)
Recoveries	5	-	-	5	9	88	-	-	107
Provision (Credit)	289	499	345	827	852	115	-	72	2,999
Other Non-interest expense related to unfunded	-	-	-	-	-	-	126	-	126
Ending Balance	$570	$813	$1,036	$4,458	$2,423	$561	$605	$72	$10,538
Ending balance: individually evaluated for impairment	$16	$438	$98	$58	$560	$-	$-	$-	$1,170
Ending balance: collectively evaluated for impairment	$554	$375	$938	$4,400	$1,863	$561	$605	$72	$9,368
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$173,615	$194,310	$107,615	$588,176	$230,748	$50,259	$-	$-	$1,344,723
Ending balance: individually evaluated for impairment	$847	$5,990	$623	$3,258	$1,822	$27	$-	$-	$12,567
Ending balance: collectively evaluated for impairment	$172,724	$188,320	$106,992	$584,918	$228,830	$49,159	$-	$-	$1,330,943
Ending balance: loans acquired with deteriorated credit quality	$44	$-	$-	$-	$96	$-	$-	$-	$140

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

Beginning in 2020, the Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank.  The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year.  Directors receive a prorated dollar value of shares for a partial year of service.  The value for the shares is to be based upon the closing price for shares on June 4, 2020 and thereafter on the first Thursday in June in each year.  On June 5, 2020, each Director received approximately $4,000 which equated to 176 shares.  On June 4, 2021, ten Directors received approximately $6,000 worth of shares which equated to 272 shares while four Directors received a prorated dollar value of shares.  The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings per share
Net income	$4,983	$4,804	$9,892	$8,909
Less: distributed earnings allocated to participating securities	(14)	(13)	(29)	(26)
Less: undistributed earnings allocated to participating securities	(23)	(22)	(46)	(40)
Net earnings available to common shareholders	$4,946	$4,769	$9,817	$8,843

Weighted average common shares outstanding including participating securities	11,191,043	11,129,341	11,194,011	11,132,105
Less: average unvested restricted shares	(84,125)	(80,062)	(85,353)	(82,397)
Weighted average common shares outstanding	11,106,918	11,049,279	11,108,658	11,049,708
Basic and diluted earnings per share	$0.44	$0.43	$0.88	$0.80

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2021 and December 31, 2020 are reflected below.

	(In Thousands)
	June 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$151,119	$151,119	$151,119	$-	$-
Interest-bearing time deposits	18,597	18,635	-	18,635	-
Securities - available-for-sale	407,500	407,500	63,360	340,192	3,948
Other securities	6,419	6,419	-	-	6,419
Loans held for sale	8,041	8,041	-	-	8,041
Loans, net	1,443,336	1,402,959	-	-	1,402,959
Interest receivable	6,495	6,495	-	-	6,495

Financial Liabilities:
Interest bearing deposits	$1,153,765	$1,153,807	$-	$-	$1,153,807
Non-interest bearing deposits	443,863	443,863	-	443,863	-
Time deposits	256,445	258,344	-	-	258,344
Total Deposits	1,854,073	1,856,014	-	443,863	1,412,151

Federal funds purchased and securities sold under agreement to repurchase	29,882	29,882	-	-	29,882
Federal Home Loan Bank advances	17,868	17,869	-	-	17,869
Interest payable	379	379	-	-	379

	(In Thousands)
	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$175,706	$175,706	$175,706	$-	$-
Interest-bearing time deposits	4,653	4,677	-	4,677	-
Securities - available-for-sale	307,812	307,812	-	306,250	1,562
Other securities	5,939	5,939	-	-	5,939
Loans held for sale	7,740	7,740	-	-	7,740
Loans, net	1,289,318	1,261,440	-	-	1,261,440
Interest receivable	6,188	6,188	-	-	6,188

Financial Liabilities:
Interest bearing deposits	$997,462	$1,004,608	$-	$-	$1,004,608
Non-interest bearing deposits	351,147	351,147	-	351,147	-
Time deposits	247,553	250,135	-	-	250,135
Total Deposits	1,596,162	1,605,890	-	351,147	1,254,743

Federal funds purchased and securities sold under agreement to repurchase	30,239	30,239	-	-	30,239
Federal Home Loan Bank advances	17,861	17,872	-	-	17,872
Interest payable	338	338	-	-	338

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

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$63,360	$-	$-
U.S. Government agencies	-	150,604	-
Mortgage-backed securities	-	128,573	-
State and local governments	-	61,015	3,948
Total Securities Available-for-Sale	$63,360	$340,192	$3,948

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$-	$-	$-
U.S. Government agencies	-	124,241	-
Mortgage-backed securities	-	113,056	-
State and local governments	-	68,953	1,562
Total Securities Available-for-Sale	$-	$306,250	$1,562

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and six month periods ended June 30, 2021 and June 30, 2020.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at April 1, 2021	$-	$1,539	$1,539

Change in Market Value	(8)	(1)	(9)

Purchases	2,418	-	2,418

Payments & Maturities	-	-	-

Balance at June 30, 2021	$2,410	$1,538	$3,948

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at April 1, 2020	$-	$1,537	$1,537

Change in Market Value	-	13	13

Payments & Maturities	-	-	-

Balance at June 30, 2020	$-	$1,550	$1,550

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2021	$-	$1,562	$1,562

Change in Market Value	(8)	(24)	(32)
			.
Purchases	2,418	-	2,418

Payments & Maturities	-	-	-

Balance at June 30, 2021	$2,410	$1,538	$3,948

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

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At June 30, 2021 and December 31, 2020, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2021 and December 31, 2020, fair value of collateral dependent impaired loans categorized as Level 3 was $7.5 million and $7.7 million, respectively. The specific allocation for impaired loans was $961.3 thousand and $1.7 million as of June 30, 2021 and December 31, 2020, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	June 30, 2021	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,948	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0.34-1.34% (0.86%)

Collateral dependent impaired loans	7,516	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	34.54-81.41% (47.96%)

Other real estate owned - residential	137	Appraisals	Discount to reflect current market	0-7.32% (7.32%)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2020	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,562	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	1.19-1.19% (1.19%)

Collateral dependent impaired loans	7,703	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.71-100% (17.71%)

Other real estate owned - residential	-	Appraisals	Discount to reflect current market	— % ( — )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans as recorded at fair value on June 30, 2021 and December 31, 2020:

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2021
	(In Thousands)
	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$7,516	$-	$-	$7,516
Other real estate owned - residential	137	-	-	137

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2020
	(In Thousands)
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$7,703	$-	$-	$7,703
Other real estate owned - residential	-	-	-	-

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased as of June 30, 2021 and December 31, 2020.  During the same time periods, the Company also had $29.9 million and $30.2 million in securities sold under agreement to repurchase.

	June 30, 2021
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	1,531	-	-	28,351	29,882
Total	$1,531	$-	$-	$28,351	$29,882

	December 31, 2020
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	1,899	-	3,900	24,440	30,239
Total	$1,899	$-	$3,900	$24,440	$30,239

NOTE 8 PROPOSED BUSINESS COMBINATION

On May 4, 2021, the Company announced they have signed an agreement and plan of reorganization and merger (the Agreement) whereby F&M will acquire Perpetual Federal Savings Bank, (“PFSB”), in a stock and cash transaction.  PFSB operates one full-service office in Urbana, Ohio.  At March 31, 2021, PFSB reported $391 million in total assets, $326 million in loans, $305 million in deposits and $79 million in tangible equity.  PFSB is taxed as an S-Corporation.  The expected closing date is October 1, 2021.

Subject to the terms of the Agreement, which has been unanimously approved by the Board of Directors of each company, PFSB shareholders will elect to receive either 1,776 shares of FMAO stock or $41.20 per share in cash for each PFSB share owned, subject to adjustment based upon 1,833,000 shares of FMAO to be issued in the merger.  At March 31, 2021, PFSB reported 2,470,032 shares of common stock outstanding.  Based on FMAO’s closing share price as of May 3, 2021 of $24.22, the implied aggregate acquisition value equals $103.7 million.

In 2021, the Company incurred $248.1 thousand of third-party acquisition related costs. These expenses are comprised of consulting fees of $91.8 thousand and other general and administrative expense of $156.3 thousand in the Company’s consolidated statement of income for the three and six months ended June 30, 2021.

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

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

NOTE 10 SUBSEQUENT EVENT

On July 30, 2021, the Company announced the completion of a private placement of $35 million aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes due July 30, 2031 (the “Notes”) to various accredited investors (the “Offering”).  The price for the Notes was 100% of the principal amount of the Notes.  The Notes are intended to qualify as Tier 2 capital for regulatory purposes.  The Company intends to use the net proceeds from the Offering for general corporate purposes, including financing acquisitions and organic growth.

Interest on the Notes will accrue at a rate equal to (i) 3.25% per annum from the original issue date to, but excluding, the five-year anniversary, payable semi-annually in arrears, and (ii) a floating rate per annum equal to a benchmark rate, which is expected to be the Three-Month Term SOFR (as defined in the Notes), plus a spread of 263 basis points from and including the five-year anniversary until maturity, payable quarterly in arrears.  Beginning on or after the fifth anniversary of the issue date through maturity, the Notes may be redeemed, at the Company’s option, on any scheduled interest payment date.  Any redemption will be at a redemption price equal to 100% of the principal amount of Notes being redeemed, plus accrued and unpaid interest.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The first half of 2021 has been a time of expansion and handling one-time events impacting both revenue and expense. A great deal of the focus for 1st quarter remained with COVID-19 related items. While much of the forgiveness from the Paycheck Protection Program (PPP) was received in 4th quarter 2020, we continued to work with our remaining customers to process the forgiveness requests and payments. At the same time, we began the requests for additional funding under the additional PPP opportunities. Farmers & Merchant’s (F&M) Commercial Division saw PPP loan activity begin to slow in the 2nd quarter. F&M shifted to working with our PPP Second Draw clients and the forgiveness process. F&M is very proud of the PPP program and the impact it has had on our clients and their employees. The PPP program at F&M has impacted 18,094 jobs. Most COVID-19 restrictions were lifted in the second quarter and many of the F&M client base returned to full schedules. F&M did assist clients with deferrals or modifications that were negatively impacted by COVID-19. As of the end of the second quarter, only two loans are currently under principal deferrals. These loans will resume principal repayment in the 3rd quarter. The Bank received over $300 thousand in accelerated net fee income from the most recent round (2021 originations) of PPP loans during the second quarter. The activities surrounding the originations and forgiveness of PPP loans account for a portion of the one-time events occurring in 2021.

Acquisition costs are categorized as one-time when looking at the individual acquisition. Two actual acquisitions had associated costs with them in the first half of 2021. The acquisition of Ossian Financial Services, Inc (Ossian)  had expenses of $977.5 thousand during the first half of 2021 and Perpetual Federal Savings (Perpetual) have begun to occur and total $248.1 thousand so far in 2021. The Company is excited to have expanded its coverage in Indiana with the two new offices and finalized on May 1, 2021 with the software conversion occurring mid-month. The Company is currently seeking regulatory approvals for the Perpetual deal and plans are to close the beginning of the fourth quarter with software conversion occurring shortly thereafter. Each acquisition involves a different structure with Ossian, an all cash deal; and Perpetual, a stock and cash deal. Additional detail can be found in the financial statements presented. These two acquisitions will account for expansion of both our footprint and our assets by over half a billion dollars by year end 2021.

Our commercial clients are most impacted by the lack of employees and a shortage or delay of materials. F&M’s 2nd quarter commercial pipeline of closings, draws and opportunities remained strong. Some pipeline activity was delayed due to supply chain issues that have occurred in many sectors. The loan activity has come from across the F&M footprint, including Loan Production Offices (LPO) in Muncie, Indiana; Oxford, Ohio; and West Bloomfield, Michigan.

The 2021 planting season for our market area was favorable as crops were planted timely and growing conditions have been good.  Commodity prices have continued to be strong providing an optimistic profit potential for grain farmers.  The livestock industry in our portfolio has been stable.  Agri-business appear to be stable to strong as they have also benefited from stronger commodity prices.  Overall, the agriculture portfolio remains healthy and concerns manageable.

Home loan rates remain low though the volume of refinancing loans has slowed as compared to the same time in 2020. Turn times have become more manageable and the Bank focused on home equity lines as an opportunity for growth. Inventory in many of our markets remain low which contributes to the decrease in activity overall. Increased lumber prices have impacted the remodeling and new build; however, we have seen input prices begin to decrease. It is likely the third and fourth quarter gain on sales will be lower than 2020’s; though for the 2nd quarter 2021 gains were 2 ½ times the same quarter 2020 and almost 3 ½ times on a year-to-date basis.

Additional expenses that would categorize closely to one-time events, were the divestiture of four offices. Three of the offices were in communities of which two offices were present. The review of our office structure spurred from the Company’s strategic plan focusing on improving operating efficiency. Office closure expenses are expected to be close to $700 thousand in the first twelve months following closure with total savings expected to be over $760 thousand, netting a year one savings overall and significant savings going forward. This will allow the Company to use the savings to fund expansion and transformation of existing offices. ATM’s remain at the locations and all have ceased operations as of the end of the second quarter 2021.

Surpassing the year mark with operating our Company with COVID-19 protocols, the Company resumed full “normal” operations on June 1st. We now look back on the lessons learned and the practices and procedures that have been changed as compared to pre-COVID-19. Following is a brief synopsis of the modifications that have become a part of normal operations.

Please see section titled COVID-19 for additional information related to actions taken.

Unlike many other institutions, the Bank has continued to experience strong organic loan growth outside of PPP and acquired loans over the first half of 2021: 11.9% with PPP loans and acquired loans included and 3.9% with $51.8 million of PPP loans and $52.4 million of Ossian acquisition loans excluded over December 31, 2020 levels. Commercial real estate and consumer portfolios were the largest contributors. Overall, the credit portfolio has remained strong. Past dues over 30 days for the second quarter were 0.12%, the lowest since 2018.

Net interest earnings increased by $2.4 million as compared to first half 2020. The improvement was due to growth in the balance sheet as the Company continues to operate in the low rate environment preceded by the national prime rate drop of 150 basis points in the first quarter of 2020. The year-to-date net interest margin decreased 6 basis points to 3.27%  as compared to March 31, 2021. The asset yield decreased by 10 basis points on a year-to-date basis and 18 basis points when comparing to prior quarter. Cost of funds decreased 5 basis points on a year-to-date basis and 9 basis points when comparing the 2nd quarter’s cost to first quarter 2021. An additional factor in the drop was the increase of liquidity over the time frame driven by stimulus checks, tax refunds and the overall savings attitude of our depositors. The additional liquidity decreased the asset yield as the loan to deposit ratio dropped and the increased liquidity was placed in lower earning securities and overnight funds. Further discussion of the balance sheet composition movements and the impact on the earnings can be viewed in the Material Results of Operations section that follows.

Net income improved 11.03% in comparing first half 2021 to first half 2020 and earnings per share increased 10.4% in the same comparison. The higher net income was mainly driven by two factors: higher noninterest income and lower interest expense. As mentioned previously, interest expense decreased by 46.3% and $2.8 million on a year-to-date basis compared to first half 2020 on 18.6% higher average balances in 2021. Noninterest income increased 39.9% and $2.6 million over the same period 2020. Gain on sales of both 1-4 family mortgage loans and fixed rate agricultural loans were the biggest contributors. 1-4 family mortgage activity remains strong though beginning to slow compared to the last three quarters of 2020. We expect additional slowing the last half of the year as refinancing has slowed, housing prices have increased, and inventory of available homes is low throughout most of the Bank’s market area. Interchange fees on debit card transactions also increased 33.8% and $622.6 thousand as compared to first half 2020. This supported the increase in noninterest income and overall net income.

The Company has worked diligently to manage during volatile times and the increase in our size and footprint has helped establish diversity of revenue streams and insulated our earnings. While we report and recognize the many one-time costs incurred by our strategic focus, we continue to realize the long-term benefits of our strategies. Our historical prudent approach to lending has continued to demonstrate its benefits in our credit quality. The relationships we have with our customers, employees, shareholders and communities has allowed our belief in our mission to “help people live their best lives” be realized. The light at the end of the tunnel is beginning to widen and the Company remains well capitalized and plans to continue in our strategic vision of expansion. The last two years has shown us the benefits from such growth are real.

COVID-19: Lessons learned and carried forward

Shareholders

Dividend declaration

The Company expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.  We are sensitive to the needs of our long-time shareholders that utilize these funds to supplement their living expenses, especially in this low interest rate environment.  Dividends declared during the first half at $0.34 per share increased by 6.25% over the same period last year.

Annual Meeting

The Company held its Annual Meeting on April 15, 2021. The meeting was held virtually with presentations which reviewed the 2020 performance and included an outlook for 2021. In-person attendance was limited to the Chairman, President & CEO, CFO, Corporate Secretary and Asst. Corporate Secretary following social distancing protocols. Shareholders were encouraged to vote digitally or by phone due to concern of timely receipt of mailed proxies. A question answer period was also made available. An external vendor assisted the Company’s technology department to coordinate the meeting with the technology involved.  The Company is exploring the options for next year’s annual meeting given the success of this method of communication based on comments received and the consistent high voter turnout in the 70’s percent. A big concern was the delay of proxy materials received and votes returned due to the slowness of the mail service. Additional digitalization for those who would prefer communication digitally is being pursued.

Communities

Offices

With the health of our employees and customers being our top concern, as of March 20, 2020 the Bank temporarily suspended branch lobby hours to the public for walk-in transactions.  Appointments could be made at branches to complete all needed paperwork and transactions.  Drive-thru services remained open as well as all ATM’s and ITM’s to complete needed transactions.  To assure branches remained open, employees were divided into teams who rotated every three days to two weeks as a means to practice social distancing while limiting any possible exposure.  During the month of May 2020, the retail re-open team developed an employee handbook which focused on opening protocols, employee training, health and wellness and facility signage.  Branch re-openings began on June 3rd with the last branches re-opening on June 15th.  Offices returned to a hub structure at yearend whereby at least one office in each of three regions remained fully open and the remaining offices in the region converted to by appointment for the lobby and drive-ups remained fully functional. All offices removed the lobby restrictions after the holidays on February 1, 2021 and are fully operational. Masking is optional, separation protection and social distancing remain in place at all locations. Internal controls have not been significantly modified due to COVID-19.

Small Business

Farmers & Merchants Commercial Division entered the first quarter of 2021 in familiar territory of PPP activity while COVID-19 restrictions continued to increase over the winter months. These restrictions impacted the commercial and retail sectors of the markets we serve. Small Business Administration (SBA) rolled out the PPP second draw program as well as the first draw program for those borrowers that did not or were not able to participate in the first draw program in 2020. SBA issued further guidance and calculations for Schedule C borrowers. This change caused many Sole Proprietors, Single Member LLCs, and Self Employed (1099) who were not previously eligible to be able to participate. SBA also issued further guidance on and calculations for Schedule F Borrowers. This change caused many farmers who were not previously eligible to be able to participate. 2021 PPP second draw applications have exceeded the number of applications in the first draw program. F&M has 993 loans closed totaling $43.5 million. Fees associated with PPP second draw are estimated at $3.2 million. Slightly over $300 thousand of accelerated fees were collected in the first half of 2021.  F&M has also made great progress with PPP first draw forgiveness, only 2 of the 947 PPP first draw loans remain to apply for forgiveness. F&M is very proud of the PPP program and the impact it has had on our clients and their employees. The PPP program at F&M has impacted 18,094 jobs.

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

Following is the update of those activities related to COVID-19 as of June 30, 2021. Existing loans on our books for which the Bank has received inquiries into forbearance agreements, totaled over 100 as of June 30th. Of these inquiries, 98 customers entered into agreements totaling just over $9.1 million. 30 loans were in-house making up $2.2 million in principal balance and 68 were secondary market loans which we service with balances totaling over  $6.9 million.  Of the 30 in-house loans, no loans remain in a repayment plan, no loans are in forbearance. and the other 27 have transitioned back to regular payments as of June 30th.  Of the 68 secondary market loans, two loans are in a repayment plan and one loan is in forbearance as of June 30th. All loans expected to be transitioned back to regular payments by the end of August. We remain ready to assist our customers through this difficult time in the best manner possible.

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

Depositors

The Bank’s most popular checking account, which includes requirements to earn a reward, removed the requirement of debit card transactions to be completed during a cycle for the months of April and May in 2020. In the Bank’s geographical area, the states issued “stay at home” guidelines and many of our customers were concerned with being able to complete the requirement. This impacted almost 11.6 thousand accounts and represented just under $101 million in average account balances. The product includes the option of attaching a savings account for which the same requirements were waived and impacted an additional almost 7 thousand accounts and $113.1 million in average account balances, calculated as of June 30, 2020.  Overall, typically 80-85% of our customers meet all the requirements. The waiving of the debit card transactions allowed those customers to receive the reward and possibly an additional 77.5% of the previous non-qualifiers which represented the other 15-20% in total.  With the removal of the “stay at home” guidelines, the debit card transaction requirement was reinstated beginning with the June cycle on May 29, 2020.  During the months of April and May, most individuals still met their debit card transaction requirement with the “stay at home” order in place. We have learned how to manage these changes and adapt programs quickly if needed for future implementation.

The Bank stopped assessing the Regulation D (“Reg D”) fee on savings accounts and has not reimplemented the fee yet as of June 30, 2021. Reg D assesses a fee when a depositor has exceeded more than six “not-in-person” withdrawals in a month.

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

In January 2021, we made the decision to extend FFCRA leave for employees through March 31, 2021.  The Families First Coronavirus Response Act (FFCRA) expired in December 2020 and was permitted to be extended by companies on a voluntary basis.  All social distancing, masking requirements and safety protocols were extended into 2021 by the Bank.  On March 17, 2021, the Pandemic Team extended FFCRA through April 30, 2021 to allow for employees to use FFCRA to cover vaccination appointments and time off due to vaccine side effects. In June, masking became voluntary and the daily survey of symptoms was discontinued in July when the State of Ohio no longer required employers to track.

The Bank will continue to segregate departments to multiple locations when possible to limit risk of loss of a whole department with exposure of any spread of contagious illness or other potential hazards. The Bank has also developed a remote work policy to aid in the segregation. The use of virtual meetings will continue as in many instances it is more efficient than in-person. Training is another area where virtual will continue to be another method of communication that allows for implementation at the team members’ availability.

Financial – Exposures

Given the timing of the outbreak of the COVID-19 pandemic in the United States, management believes that the main impact on the Company’s performance of 2020 was a factor in the economic qualitative adjustment for the calculation of the allowance for loan loss. Subsequently, the loan loss provision was increased which also included an increase due to loan growth.  The COVID-19 pandemic represents an unprecedented challenge to the global economy in general and the financial services sector in particular.  However, there is still significant uncertainty regarding the overall length of the pandemic and the aggregate impact that it will have on global and regional economies, including uncertainties regarding the potential positive effects of governmental actions taken in response to the pandemic.  With so much uncertainty, it is impossible for the Bank to accurately predict the impact that the pandemic will have on the Company’s primary markets and the overall extent to which it will affect the Company’s financial condition and results of operations during 2021.  At a minimum, the actions taken by the Company to assist its customers experiencing challenges from the pandemic, such as through the Bank’s “Skip-a-Pay” program, the waiver of late payment fees, and the entry into loan forbearance agreements, did have an impact on the Company’s 2020 performance.  Nonetheless, management believes that the Company’s current regulatory capital position remains adequate to face the coming challenges in 2021.

The Company has a limited exposure to many sectors of the economy that will likely be impacted for an extended period such as the travel, restaurant, hospitality, energy and retail industries. The Bank does not have any direct exposure to the energy industry and hotels, entertainment and food related businesses are less than 10% of our overall loan portfolio. In addition, the Bank’s hotel customers are financially strong business owners, operating brand name hotels in compelling locations. The Bank, along with many other financial institutions, had increased its provision for loan losses in 2020 as compared to 2019 by approximately $5.8 million. The Bank continued to make increases adding $1.7 million in the first quarter of 2021. The Bank has plans to lessen the increase for the remainder of 2021, lowering the provision expense to $641 thousand in the second quarter 2021. Future provision will be provided for loan growth, though the Bank is fully prepared to make additional provisions as warranted by the COVID-19 situation and any lingering aftereffects.

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

As of June 30, 2021, the Bank discontinued operations in four offices, three in Ohio and one in Indiana.  Existing customers of those offices will continue to be serviced by other nearby offices.

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

The Bank does offer a hybrid mortgage loan.  Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage.  The Bank offers a three year fixed rate mortgage after which the interest rate will adjust annually.  The majority of the Bank's adjustable rate mortgages are of this type. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans.  In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers.

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
•

1st or 2nd mortgages on 1-4 family homes range from 75%-90% with "in-house" first real estate mortgages requiring private mortgage insurance (PMI) on those exceeding 80% LTV.  Exception for 1st lien home equity loans which do not require PMI or exceeding 80% LTV.

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

The Bank’s primary market includes communities located in the Ohio counties of Defiance, Fulton, Hancock, Henry, Lucas, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay, Steuben and Wells. In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities.  In a number of our locations, we compete against entities which are much larger than us.  The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At June 30, 2021, we had 377 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

In April 2020, legislation known as the Paycheck Protection Program and Health Care Enhancement Act provided additional funding to replenish and supplement key programs under the CARES Act.  Included in this legislation was the extension of the PPP with an additional $320 billion in funding.  At least $60 billion of this funding was to be set aside for small and midsize banks and community lenders. Since April, the SBA has issued various Interim Final Rules to supplement and clarify matters involving the PPP. The Paycheck Protection Program Flexibility Act of 2020 (PPPFA) was enacted in early June 2020. This provided more flexibility to Borrowers regarding use of PPP loan funds. Certain provisions were retroactive to the date of the CARES Act and all PPP loans. Among these provisions were the extension of the covered period of the loan, extension of the forgiveness period, deferral of payments based on the loan forgiveness period, reduction in the minimum that must be spent for payroll costs, extended date by which employees must be rehired, and removal of restrictions on payroll tax deferral. The term for subsequent PPO loans made after enactment of the PPPFA was extended to five years from two. A primary focus is now directed to aiding PPP borrowers in navigating the loan forgiveness process.

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

The Coronavirus Response and Relief Supplemental Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act affecting the Company into 2021.  Key banking provisions under this legislation include the following:

•	Provided an additional $284.6 billion in Paycheck Protection Program (PPP) funding for loans to small businesses, including for borrowers who have previously received a PPP loan.
•	A one-page simplified forgiveness process for PPP loans under $150,000.
•	Clarification to various CARES Act provisions, the tax treatment of PPP expenses, lender responsibilities for agent fees, and lender “hold harmless” protections under the PPP and other laws.
•	A further delay in Troubled Debt Restructuring (TDR) accounting until 60 days after the termination of the national emergency, or January 1, 2022.
•	A further optional delay in Current Expected Credit Loss (CECL) accounting until January 1, 2022.
•	A new round of Economic Impact Payments (EIPs) for consumers, with aggressive distribution timelines and new exemptions from garnishments.
•	Significant added support for Community Development Financial Institutions (CDFIs) and Minority Depository Institutions (MDIs).
•	Funding for agricultural support programs and for renter assistance programs.
•	Termination of existing Federal Reserve emergency lending authority under the CARES Act, while preserving the Fed’s general 13(3) emergency authority existing prior to that Act.

In December 2020, new Qualified Mortgage (QM) Definition rules were issued by the Consumer Financial Protection Bureau. One set of rules revised the General QM definition and another set added the definition of a Seasoned QM Loan. Both QM Loan rules had an effective date of March 1, 2021. The revised General QM rule replaced the General QM loans definition of a 43% debt-to-income (DTI) limit with a focus on the loan pricing and whether the Annual Percentage Rate exceeds the average prime offer rate by less than 2.25 percentage points. Compliance with the revised General QM Loan rule had a mandatory compliance date of July 1, 2021. The existing Temporary Government Sponsored Entity (GSE) QM option was set to expire as of the mandatory compliance date for the revised General QM Rule.  Subsequently, the CFPB issued a final rule published in the Federal Register on April 30, 2021 which delayed and extended the mandatory compliance date for the revised General QM rule to October 1, 2022.  At the present time, the Company has the option to comply with either the original DTI-based General QM Loan definition or the revised price-based new General QM Loan definition. Since the Company sells fixed rate consumer mortgage loans to the Federal Home Loan Mortgage Corporation, it must remain attentive to their current loan underwriting requirements and how they evolve in the extended interim period.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At June 30, 2021 OREO property holdings were $198 thousand. OREO totaled $71 thousand and $135 thousand as of December 31, 2020 and June 30, 2020 respectively.

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

Liquidity in terms of cash and cash equivalents ended $24.6 million lower as of June 30, 2021 than it was at yearend December 31, 2020. An increase in deposits helped to fund the $154.0 million increase in net loans since yearend 2020. All loan portfolios with the exception of the other portfolio increased compared to December 31, 2020

In comparing to the same prior year period, the June 30, 2021 (net of deferred fees and cost) loan balances of $1.5 billion accounted for $113.7 million or 8.5% increase when compared to 2020’s $1.3 billion.  The year over year improvement was made up of a combined increase of 14.0% in commercial and industrial related loans (comprised of 17.3% in commercial real estate loans and a decrease of 3.3% in non-real estate commercial loans).  PPP loans of approximately $41.0 million and $87.2 million are included in the non-real estate commercial portfolio as of June 30, 2021 and June 30, 2020, respectively.  Consumer real estate loans increased by 12.1%, consumer loans by 12.5% and other loans by 39.5%.  Agricultural related loans decreased 8.7% year over year (comprised of 2.5% in agricultural real estate and 6.2% in non-real estate agricultural loans).  The Company credits the growth not only to the OFSI acquisition but also to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of June 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	June 30, 2021	June 30, 2020	June 30, 2019
	Amount	Amount	Amount
Consumer Real Estate	$194,574	$173,615	$158,957
Agricultural Real Estate	189,426	194,310	193,616
Agricultural	100,905	107,615	113,906
Commercial Real Estate	689,728	588,176	442,538
Commercial and Industrial	213,707	221,034	125,673
Consumer	56,534	50,259	49,100
Other	13,549	9,714	7,341

Total Loans, net	$1,458,423	$1,344,723	$1,091,131

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of June 30, 2021.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$6,879	$32,255	$155,833
Agricultural Real Estate	7,992	3,716	178,555
Agricultural	57,701	30,092	12,995
Commercial Real Estate	27,457	308,986	354,853
Commercial and Industrial	62,602	134,963	19,723
Consumer	5,293	35,395	15,738
Other	419	1,194	11,934

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2019, 2020, and 2021. The security portfolio increased $99.7 million in the first six months of 2021 from yearend 2020 and $171.2 million from June 2020.  The amount of pledged investment securities decreased by $6.7 million as compared to yearend and $10.9 million as compared to June 30, 2020. Liquidity is improved with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of June 30, 2021, pledged investment securities totaled $76.5 million.  The current portfolio is in a net unrealized gain position of $966.9 thousand.

For the Bank, an additional $5.2 million is also available from the Federal Home Loan Bank based on current amounts of pledged collateral.  At the present time, only 1-4 family and home equity portfolios are pledged.  Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $163.2 million of unsecured borrowing capacity through its correspondent banks.

Overall total assets increased 13.5% since yearend 2020 and grew 21.4% since June 30, 2020. The largest growth in both periods was in the loan portfolios and securities.  Cash and cash equivalents also increased significantly compared to June 30, 2020.

Deposits accounted for the largest growth within liabilities, up 16.2% or $257.9 million since yearend and 25.5% or $377.0 million over June 30, 2020 balances. As stated previously, the growth of deposits correlated to a flight to safety as the stock market continues to experience some volatility.  Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of purchased Federal Funds for daily borrowings.

Shareholders’ equity increased by $1.4 million as of the second quarter of 2021 compared to yearend 2020. Earnings exceeded dividend declarations during the six months ended June 30, 2021. Accumulated other comprehensive income decreased in unrealized gain position by $4.9 million from December 2020 to an unrealized gain of $764 thousand on June 30, 2021.  Dividends declared remained the same as third and fourth quarter 2020 and first quarter 2021 at $0.17 per share.  Compared to June 30, 2020, shareholders’ equity increased 4.3% or $10.3 million.  Profits were higher year-to-date June 2021 than year-to-date June 2020 by $983 thousand.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement increased to 2.5% for calendar year 2019.  As of June 30, 2021, the Company and the Bank are both positioned well above the 2019 requirement.

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	8.16%
Risk Based Capital Tier I	10.84%
Total Risk Based Capital	11.90%
Stockholders' Equity/Total Assets	10.55%
Capital Conservation Buffer	3.90%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2021 and 2020

Interest Income

When comparing second quarter 2021 to second quarter 2020, average loan balances with the acquisition of OFSI grew $98.1 million with PPP loans decreasing $13.7 million. This represented a 7.4% increase in a one-year time period. Interest income on loan balances experienced an increase of $67 thousand as compared to the quarter ended June 30, 2020.  Net fee income for the PPP loans is recognized on a straight line basis over 24 months for the first draw and 60 months for the second draw and will be accelerated upon payoff.  PPP loan income for the quarter included interest income of $135 thousand and net fee income of $615 thousand.

The available-for-sale securities portfolio increased in average balances by $172.9 million when comparing to the previous year while the income increased $141 thousand over second quarter.  Federal funds sold and interest-bearing deposits increased in average balances by $94.5 million as compared to the same quarter in 2020 with increased income of $49 thousand for the current quarter.  Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from OFSI.

The overall total average balance of the Bank’s earning assets increased and interest income for the quarter comparisons was higher for second quarter 2021 by 1.5% or $257 thousand as compared to second quarter 2020.  Decreases in the prime lending rate between the periods contributed to a decrease in rate yield.

Annualized yield, for the quarter ended June 30, 2021, was 3.53% as compared to 4.25% for the quarter ended June 30, 2020. The following charts demonstrate the value of increased loan balances in the balance sheet mix, as well as the impact on the changes in interest rates.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended June 30, 2021		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2021	June 30, 2020
Loans	$1,419,531	$16,259	4.58%	4.90%
Taxable investment securities	367,249	1,100	1.20%	1.96%
Tax-exempt investment securities	17,497	77	2.23%	2.43%
Fed funds sold & other	187,583	94	0.20%	0.19%
Total Interest Earning Assets	$1,991,860	$17,530	3.53%	4.25%

Change in Interest Income Quarter to Date June 30, 2021 Compared to June 30, 2020

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$67	$1,203	$(1,136)
Taxable investment securities	169	869	(700)
Tax-exempt investment securities	(28)	(27)	(1)
Fed funds sold & other	49	46	3
Total Interest Earning Assets	$257	$2,091	$(1,834)

Interest Expense

Adding to the higher interest income for the quarter was the decrease in interest expense in 2021 of $1.1 million or 42.4% compared to second quarter 2020. Since 2020, average interest-bearing deposit balances have increased $243.9 million or 21.6% and the Company recognized $978 thousand less in interest expense for the most recent quarter.  The prime rate dropped 150 basis points in March of 2020 and management has adjusted deposit rates accordingly.  Interest expense on FHLB borrowings was down $142 thousand in the second quarter 2021 over the same time frame in 2020 due to borrowings taken on from the Limberlost acquisition being repaid in addition to the related fair value amortization completed in April 2021.  Interest expense on fed funds purchased and securities sold under agreement to repurchase was down $24 thousand compared to second quarter 2020.  Liabilities assumed from OFSI can be seen in Note 2.

	(In Thousands)
	Quarter to Date Ended June 30, 2021		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2021	June 30, 2020
Savings deposits	$1,123,157	$566	0.20%	0.44%
Other time deposits	250,277	710	1.13%	1.93%
Other borrowed money	17,859	115	2.58%	4.38%
Fed funds purchased & securities
sold under agreement to repurchase	$29,980	$163	2.17%	2.47%
Total Interest Bearing Liabilities	$1,421,273	$1,554	0.44%	0.91%

Change in Interest Expense Quarter to Date June 30, 2021 Compared to June 30, 2020

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(388)	$292	$(680)
Other time deposits	(590)	(95)	(495)
Other borrowed money	(142)	(62)	(80)
Fed funds purchased & securities
sold under agreement to repurchase	(24)	(2)	(22)
Total Interest Bearing Liabilities	$(1,144)	$133	$(1,277)

Overall, net interest spread for the second quarter 2021 was 25 basis points lower than last year.  As the following chart indicates, the decline in yields on interest earning assets was more than the decline in the cost of funds when comparing to the same period a year ago.

	June 30, 2021	June 30, 2020	June 30, 2019
Interest/Dividend income/yield	3.53%	4.25%	5.25%
Interest Expense/cost	0.44%	0.91%	1.45%
Net Interest Spread	3.09%	3.34%	3.80%
Net Interest Margin	3.21%	3.59%	4.17%

Net Interest Income

Net interest income increased $1.4 million for the second quarter 2021 over the same time frame in 2020 with the increase in interest income of $257 thousand combined with the lower interest expense of $1.1 million, as previously mentioned.  As the new loans added in 2020 and 2021 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations for three month periods ended June 30, 2021 and 2020

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate.  The consumer loan portfolio accounted for the largest component of charge-offs and recoveries for second quarter of 2021.  For second quarter 2020, the commercial and industrial and consumer loan portfolios accounted for both the largest component of charge-offs while the consumer portfolio accounted for the largest component of recoveries for the second quarter 2020.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $928 thousand lower for the second quarter 2021 as compared to the same quarter 2020.  Provision for loan loss has stabilized during the second quarter of 2021.  There is still some uncertainty related to COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligation; therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact still remains unknown.  Increases to the Bank’s ALLL for the second quarter of 2021, centered around current customers and businesses that are particularly vulnerable and qualitative factors were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $199 thousand lower in second quarter 2021 than the same quarter 2020.  Recoveries were $9 thousand lower in second quarter 2021 as compared to second quarter 2020.  Combined net charge-offs were $190 thousand lower in second quarter 2021 than the same time period 2020.

Past due loans, which include no deferrals related to COVID-19, decreased $1.9 million at June 30, 2021 as compared to June 30, 2020.  The majority of the change is attributed to the decrease of past due balances in the consumer real estate, agricultural and agricultural real estate portfolios with an increase in the commercial and industrial and commercial real estate portfolios.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended June 30, 2021, 2020, and 2019.

	(In Thousands)
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Loans, net	$1,458,423	$1,344,723	$1,091,131
Daily average of outstanding loans	$1,419,531	$1,321,405	$1,107,271

Allowance for Loan Losses - April 1,	$14,425	$8,533	$6,636
Loans Charged off:
Consumer Real Estate	-	-	14
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	8	-
Commercial and Industrial	-	165	-
Consumer	38	64	114
	38	237	128
Loan Recoveries:
Consumer Real Estate	3	2	-
Agriculture Real Estate	-	-	-
Agricultural	6	-	1
Commercial Real Estate	3	2	3
Commercial and Industrial	5	6	5
Consumer	42	58	33
	59	68	42
Net Charge Offs	(21)	169	86
Provision for loan loss	641	1,569	133
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	15,087	9,933	6,683
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,145	605	370
Total Allowance for Credit Losses - June 30,	$16,232	$10,538	$7,053
Ratio of net charge-offs to average Loans outstanding	0.00%	0.01%	0.01%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	214.58%	117.24%	375.51%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

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

Loans classified as nonaccrual were lower as of June 30, 2021 at $7.0 million as compared to $8.5 million as of June 30, 2020.  The consumer real estate portfolio decreased $1.5 million while the commercial real estate and commercial and industrial portfolios decreased a combined $86 thousand.  The agricultural real estate and agricultural portfolios increased a combined $132 thousand as compared to June 30, 2020.

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

The following table presents the balances for allowance for loan losses by loan type for six months ended June 30, 2021 and June 30, 2020.

	(In Thousands)		(In Thousands)
	June 30, 2021		June 30, 2020
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$649	13.34%	$570	12.91%
Agricultural Real Estate	1,217	12.99%	813	14.45%
Agricultural	720	6.92%	1,036	8.00%
Commercial Real Estate	8,831	47.29%	4,458	43.74%
Commercial and Industrial	2,837	15.58%	2,423	17.16%
Consumer	613	3.88%	561	3.74%
Unallocated	220	0.00%	72	0.00%
Allowance for Loan & Lease Losses	15,087		9,933
Off Balance Sheet Commitments	1,145		605
Total Allowance for Credit Losses	$16,232		$10,538

Noninterest Income

Noninterest income was up $701 thousand for the second quarter 2021 over the same time frame in 2020.  The Company has seen an increase in its mortgage production volume and the gain on the sale of these loans was $591 thousand higher for the second quarter 2021 over the same period in 2020. Loan originations on loans held for sale for the second quarter 2021 were $29.5 million with proceeds from sale at $29.9 million for 2021 compared to 2020’s second quarter activity of $70.7 million in originations and $62.5 million in sales.  Loan originations driven by the refinance activity associated with the reduction in interest rates has slowed.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Combined service fees increased by $110 thousand as compared to second quarter 2020.  Debit card income increased by $246 thousand, bank owned life insurance cash surrender value increased $73 thousand and credit card fees increased $44 thousand.  Also contributing to the increase was service charge income and overdraft and returned check charges which increased $59 and $111 thousand respectively compared to second quarter 2020. Service fee income for 1-4 family and agricultural real estate loans decreased by $106 thousand, mortgage release fees decreased $104 thousand, servicing rights income decreased $199 thousand.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the second quarter of 2021 and 2020, mortgage servicing rights caused a net $19 and $68 thousand in income, respectively.  The first six months of 2021 and 2020, mortgage servicing rights caused a net $143 and $111 thousand of income, respectively. The higher capitalized additions for the first six months of 2021 are attributed to a higher loan origination level of 1-4 families. A lower interest rate environment has helped to generate the mortgage refinance activity. For loans of 15 years and less, the value was 1.131% in the second quarter 2021 versus 0.538% in second quarter 2020. For loans over 15 years, the value was 1.191% versus a lower 0.716% for the same periods respectively. The carrying value is greater than the market value of $3.1 million which created the need to establish a $317 thousand valuation allowance during second quarter 2021.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2021	2020	2021	2020
Beginning Balance	$3,444	$2,672	$3,320	$2,629
Capitalized Additions	226	424	855	599
Amortization	(207)	(356)	(712)	(488)
Ending Balance, June 30,	3,463	2,740	3,463	2,740
Valuation Allowance	(317)	-	(317)	-
Mortgage Servicing Rights net, June 30,	$3,146	$2,740	$3,146	$2,740

Noninterest Expense

For the second quarter 2021, noninterest expenses were $2.7 million higher than for the same quarter in 2020.  Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $1.2 million in total.  This was comprised of increased salaries of $496 thousand and increased benefits of $697 thousand with $542 thousand acquisition related. Consulting fees increased $177 thousand over second quarter 2020 with $292 thousand related to the acquisition of Ossian and Perpetual.  FDIC assessment expenses were up $132 thousand due to Small Bank Credits being applied in 2020.  During the second quarter 2021, the Bank also recognized a loss of $217 thousand which is included in the Net (Gain) Loss on Sale of Other Assets Owned line of the consolidated statement of income for the sale of buildings.  Other general and administrative expenses increased $649 thousand as compared to second quarter 2020 with $230 thousand acquisition related while the remainder was primarily attributable to the Company’s overall growth for the year.

Income Taxes

Income tax expense was $158 thousand higher for the second quarter 2021 compared to the same quarter in 2020.  Effective tax rates were 20.93% and 19.46% for second quarter 2021 and 2020 respectively.  The higher effective income tax rate for second quarter 2021 accounted for $92 thousand of the increase and was the result of increased Indiana income tax.

Net Income

Results overall, net income in the second quarter of 2021 was up $179 thousand as compared to the same quarter last year.  Second quarter 2021 included a decrease of $928 thousand of loan loss provision as compared to second quarter 2020.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for six month periods ended June 30, 2021 and 2020

Interest Income

Higher loan balances of $95.2 million did not create an improvement in the interest income for the first six months of 2021 as compared to the first six months of 2020.  PPP average loan balances increased approximately $14 million year over year.  Interest income in total fell 1.3% or $442 thousand with interest income from loans accounting for $204 thousand of the decrease. Contributing to the overall decline was also a decrease in securities income of $203 thousand and a decrease from Fed Funds sold and interest-bearing deposits of $35 thousand over 2020. The asset yield decreased by 63 basis points to 3.61% for the first six months of 2021 compared to the first six months of 2020’s 4.44%.

PPP loan interest income recognized was $234.7 thousand for the first six months of 2021 with net fee income of $1.5 million compared to $169.9 thousand of loan interest income and $318.2 thousand of net fee income for 2020.  The growth factor contribution is shown in the charts which follow.

The average interest earning asset base was $335.3 million higher in the first six months 2021 than the first six months of 2020, an increase of approximately 21.4%.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended June 30, 2021		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2021	June 30, 2020
Loans	$1,374,302	$31,871	4.64%	5.02%
Taxable investment securities	345,893	2,109	1.22%	2.37%
Tax-exempt investment securities	18,936	177	2.37%	2.36%
Fed funds sold & other	162,646	138	0.17%	0.48%
Total Interest Earning Assets	$1,901,777	$34,295	3.61%	4.44%

Change in Interest Income Year to Date June 30, 2021 Compared to June 30, 2020

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$(204)	$2,388	$(2,592)
Taxable investment securities	(143)	1,846	(1,989)
Tax-exempt investment securities	(60)	(76)	16
Fed funds sold & other	(35)	218	(253)
Total Interest Earning Assets	$(442)	$4,376	$(4,818)

Interest Expense

Interest expense was lower for the first six months of 2021 compared to the first six months of 2020. At $3.3 million, the first six months of 2021 was down $2.8 million as compared to the same time period 2020 or 46.3%.

The average balance of interest-bearing liabilities was higher by $214.2 million in 2021 than the first six months of 2020. Interest bearing deposits increased $225.0 million while Fed Funds purchased and securities sold under agreement to repurchase decreased by a combined $4.5 million. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 58 basis points decrease in the cost of funds at 0.48% for the first six months of 2021 as compared to 2020’s 1.06%.

The change chart below shows the decreased cost was driven more by rate than volume.

	(In Thousands)
	Year to Date Ended June 30, 2021		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2021	June 30, 2020
Savings deposits	$1,069,179	$1,140	0.21%	0.60%
Other time deposits	246,155	1,476	1.20%	1.98%
Other borrowed money	17,854	337	3.78%	4.33%
Fed funds purchased & securities
sold under agreement to repurchase	$30,095	$329	2.19%	2.49%
Total Interest Bearing Liabilities	$1,363,283	$3,282	0.48%	1.06%

Change in Interest Expense Year to Date June 30, 2021 Compared to June 30, 2020

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(1,299)	$754	$(2,053)
Other time deposits	(1,240)	(274)	(966)
Other borrowed money	(186)	(136)	(50)
Fed funds purchased & securities
sold under agreement to repurchase	(102)	(56)	(46)
Total Interest Bearing Liabilities	$(2,827)	$288	$(3,115)

Net Interest Income

Overall, net interest spread figures for the first six months of 2021 were down from 2020 by 25 basis points and down 54 basis points from 2019. Net interest margin for the first six months of 2021 was lower than the same periods of 2020 and 2019. As the chart below illustrates, lower yields on loan and investment income were only partially offset by lower interest expense resulting in total net interest margin down 40 basis points since the first six months of 2020 and under the first six months of 2019 by 76 basis points.

	June 30, 2021	June 30, 2020	June 30, 2019
Interest/Dividend income/yield	3.61%	4.44%	5.03%
Interest Expense/cost	0.48%	1.06%	1.36%
Net Interest Spread	3.13%	3.38%	3.67%
Net Interest Margin	3.27%	3.67%	4.03%

Net interest income was up $2.4 million in the first six months of 2021 over the same time frame in 2020 due to the lower interest expense offset by the decrease in interest income as previously mentioned. As the new loans added in 2020 and 2021 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Results of Noninterest Earnings and Expenses for six month periods ended June 30, 2021 and 2020

Provision Expense

Total provision for loan losses was $658 thousand lower for the first six months 2021 than for the first six months 2020 attributable primarily to the lessened uncertainties associated with COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown.  Increases to the Bank’s ALLL for the first six months of 2021, centered around current customers and businesses that are particularly vulnerable and qualitative factors were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $650 thousand higher in the first six months of 2021 compared to the same period 2020.  Recoveries were $18 thousand higher in the first six months of 2021 as compared to first six months of 2020.  Combined net charge-offs were $632 thousand higher in the six months ended June

2021 as compared to the same time period 2020. Management continues to evaluate the potential financial implications resulting from COVID-19 and adjusts ALLL qualitative factors as necessary.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for six months ended June 30, 2021, 2020, and 2019.

	(In Thousands)
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Loans, net	$1,458,423	$1,344,723	$1,091,131
Daily average of outstanding loans	$1,374,302	$1,279,127	$1,107,649

Allowance for Loan Losses - January 1,	$13,672	$7,228	$6,775
Loans Charged off:
Consumer Real Estate	-	35	56
Agriculture Real Estate	-	-	-
Agricultural	142	-	-
Commercial Real Estate	-	8	-
Commercial and Industrial	809	165	-
Consumer	100	193	279
	1,051	401	335
Loan Recoveries:
Consumer Real Estate	6	5	-
Agriculture Real Estate	-	-	-
Agricultural	6	-	2
Commercial Real Estate	5	5	5
Commercial and Industrial	10	9	8
Consumer	98	88	65
	125	107	80
Net Charge Offs	926	294	255
Provision for loan loss	2,341	2,999	163
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	15,087	9,933	6,683
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,145	605	370
Total Allowance for Credit Losses - June 30,	$16,232	$10,538	$7,053
Ratio of net charge-offs to average Loans outstanding	0.07%	0.02%	0.02%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	214.58%	117.24%	375.51%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

In comparing past due balances of loans 30+ days, June 30, 2021 balances were $1.7 million as compared to June 30, 2020 balances of $3.6 million. Net charge-offs were higher at $926 thousand for the first six months of 2021 compared to the first six months of 2020’s $294 thousand.

Noninterest Income

Noninterest income for the first six months of 2021 increased over the first six months of 2020 by $2.6 million.  Gain on sale of loans showed a $1.4 million increase over the first six months of 2020 with the surge in refinance activity due to interest rate reductions.  Combined service fees increased by $1.1 million with increased debit card income of $623 thousand which included a Mastercard growth credit of $151 thousand, servicing rights income of $255 thousand and bank owned life insurance cash surrender value increases of $133 thousand.  Service charge income increased by $105 thousand while overdraft and returned check income decreased by $136 thousand.  The Company did sell some of its available-for-sale securities in first six months of both years and recognized a gain of $293 thousand in 2021 and $270 thousand in 2020.

Noninterest Expense

Through the first six months of 2021, noninterest expenses were $4.4 million higher than in the first six months of 2020.  2021 included $1.2 million of third party acquisition related costs incurred with the Ossian and Perpetual transactions.  The six months of 2021 included an increase of $663 thousand in salaries and wages in addition to an increase of $1.0 million in employee benefits. The addition of the acquired offices, normal merit increases, a one time expense for 2020 employer pension match and increased employer taxes have impacted 2021.  The increases were offset by decreased restricted stock expense and medical costs.  2021 included acquisition costs of $542 thousand in the employee benefits line of the Company’s consolidated statement of income.

Data processing fees, which included a credit for product upgrades in the amount of $100 thousand, were $83 thousand higher than last year.  A seven year contract extension was signed in the third quarter of 2016 which has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. Consulting fees increased $261 thousand with $337 thousand acquisition related.  The increase in FDIC assessments for 2021 was due to Small Bank Credits being applied in 2020.  2021 included a loss on the sale of buildings in the amount of $217 thousand.

General and administrative expenses were up $1.1 million over the first six months of 2020.  Acquisition costs of $336 thousand were included in this line for 2021.  One of the largest increases was for provision for unfunded loans for $378 thousand which was partially related to the decreased balances on lines of credit due to PPP. Loan and collection expense increased $152 thousand while legal fees increased $327 thousand over 2020 with $223 thousand related to the acquisitions.  Overdraft related expenses were $73 thousand less than 2020.

Income Taxes

Income tax expense was $246 thousand higher for the first six months of 2021 compared to the first six months of 2020.  Effective tax rates were 19.39% and 19.32% for the first six months of 2021 and 2020 respectively.  The slightly higher effective tax rate for the first six months of 2021 equaled an increase in income tax expense of $9 thousand with the remainder driven from increased earnings.

Net Income

Overall, net income through the first six months of 2021 was up $983 thousand as compared to the first six months of 2020.  Decreased interest expense of $2.8 million and increased noninterest income of $2.6 million were the largest contributors to the increased net income for 2021.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.84%	11.28%	Rising	3.00%	74,073	9.65%
3.78%	9.42%	Rising	2.00%	72,789	7.75%
3.67%	6.18%	Rising	1.00%	70,884	4.93%
3.45%	0.00%	Flat	0.00%	67,555	0.00%
3.22%	-6.88%	Falling	-1.00%	63,782	-5.59%
2.99%	-13.44%	Falling	-2.00%	60,252	-10.81%
2.74%	-20.60%	Falling	-3.00%	56,504	-16.36%

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

The shock chart currently shows a widening in net interest margin over the next twelve months in a rising rate environment and a tightening in a falling rate environment.  With the rate decreases in the first quarter of 2020, the model predicts an expansion of net interest income at any level in a rising rate environment.  The rising rate scenarios are predicted to expand the net interest margin and produce higher levels of net interest income.  Cost of funds are at 0.44% for the quarter and 0.48% for the year so the lowest shock of 100 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2021.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2021 to 4/30/2021	—		—		—	500,000

5/1/2021 to 5/31/2021	8,500		22.50		8,500	491,500

6/1/2021 to 6/30/2021	429	(2)	22.00	(2)	—	491,500
Total	8,929		22.48		8,500	491,500

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

2.2

Agreement and Plan of Reorganization and Merger between Farmers & Merchants Bancorp, Inc. and Perpetual Federal Savings Bank dated May 4, 2021 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on May 4, 2021).

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	August 2, 2021	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	August 2, 2021	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer