Form 10-Q
period 2021-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2021-10-26
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,066,233
Class	Outstanding as of October 22, 2021

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2021 and December 31, 2020	3

	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2021 and September 30, 2020	4

	Condensed Consolidated Statements of Comprehensive Income - Three and Nine Months Ended September 30, 2021 and September 30, 2020	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Nine Months Ended September 30, 2021 and September 30, 2020	6-7

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2021 and September 30, 2020	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	48-67

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	69

PART II.	OTHER INFORMATION	69

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	70

Signatures		71

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$112,875	$98,279
Federal funds sold	45,203	77,427
Total cash and cash equivalents	158,078	175,706
Interest-bearing time deposits	14,622	4,653
Securities - available-for-sale	426,717	307,812
Other securities, at cost	4,905	5,939
Loans held for sale	3,735	7,740
Loans, net	1,479,864	1,289,318
Premises and equipment	26,476	27,063
Goodwill	55,214	47,340
Mortgage servicing rights	3,097	3,320
Other real estate owned	167	71
Bank owned life insurance	27,397	25,208
Other assets	18,711	15,374
Total Assets	$2,218,983	$1,909,544

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$438,076	$351,147
Interest-bearing
NOW accounts	646,237	542,317
Savings	529,532	455,145
Time	252,383	247,553
Total deposits	1,866,228	1,596,162
Federal funds purchased and securities sold under agreements to repurchase	29,601	30,239
Federal Home Loan Bank (FHLB) advances	17,868	17,861
Subordinated notes, net of unamortized issuance costs	34,441	-
Dividend payable	2,002	1,889
Accrued expenses and other liabilities	14,097	14,233
Total liabilities	1,964,237	1,660,384

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 12,230,000 shares 9/30/21 and 12/31/20	81,382	81,804
Treasury stock - 997,680 shares 9/30/21, 1,032,456 shares 12/31/20	(11,718)	(11,932)
Retained earnings	184,181	173,591
Accumulated other comprehensive income	901	5,697
Total stockholders' equity	254,746	249,160
Total Liabilities and Stockholders' Equity	$2,218,983	$1,909,544

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2020, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Income
Loans, including fees	$18,766	$16,181	$50,637	$48,256
Debt securities:
U.S. Treasury and government agencies	924	761	2,532	2,674
Municipalities	284	279	881	784
Dividends	44	36	125	107
Federal funds sold	10	4	21	15
Other	94	32	221	194
Total interest income	20,122	17,293	54,417	52,030
Interest Expense
Deposits	1,221	1,864	3,837	7,019
Federal funds purchased and securities sold under agreements to repurchase	165	174	494	605
Borrowed funds	87	231	424	754
Subordinated notes	199	-	199	-
Total interest expense	1,672	2,269	4,954	8,378
Net Interest Income - Before Provision for Loan Losses	18,450	15,024	49,463	43,652
Provision for Loan Losses	659	1,987	3,000	4,986
Net Interest Income After Provision for Loan Losses	17,791	13,037	46,463	38,666
Noninterest Income
Customer service fees	2,242	2,299	7,254	6,143
Other service charges and fees	1,010	879	2,722	2,622
Net gain on sale of loans	822	1,537	2,823	2,128
Net gain on sale of available-for-sale securities	-	-	293	270
Total noninterest income	4,074	4,715	13,092	11,163
Noninterest Expense
Salaries and wages	5,442	5,102	14,423	13,420
Employee benefits	1,621	1,566	5,530	4,461
Net occupancy expense	529	558	1,652	1,686
Furniture and equipment	903	875	2,542	2,383
Data processing	1,548	490	2,481	1,340
Franchise taxes	372	368	1,112	1,105
ATM expense	460	444	1,368	1,234
Advertising	439	411	1,005	979
Net (gain) loss on sale of other assets owned	219	(7)	421	(13)
FDIC assessment	296	194	808	410
Mortgage servicing rights amortization	285	296	1,314	784
Consulting fees	256	205	873	561
Other general and administrative	1,951	1,553	6,211	4,740
Total noninterest expense	14,321	12,055	39,740	33,090
Income Before Income Taxes	7,544	5,697	19,815	16,739
Income Taxes	1,624	1,287	4,003	3,420
Net Income	$5,920	$4,410	$15,812	$13,319
Basic and Diluted Earnings Per Share	$0.53	$0.40	$1.41	$1.20
Dividends Declared	$0.18	$0.17	$0.52	$0.49

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income	$5,920	$4,410	$15,812	$13,319
Other Comprehensive Income (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	173	639	(5,778)	6,298
Reclassification adjustment for realized gain on sale of available-for-sale securities	-	-	(293)	(270)
Net unrealized gain (loss) on available-for-sale securities	173	639	(6,071)	6,028
Tax expense (benefit)	36	134	(1,275)	1,266
Other comprehensive income (loss)	137	505	(4,796)	4,762
Comprehensive Income	$6,057	$4,915	$11,016	$18,081

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE AND NINE Months Ended September 30, 2021

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income	Equity
Balance - January 1, 2021	11,197,544	$81,804	$(11,932)	$173,591	$5,697	$249,160
Net income				4,909		4,909
Other comprehensive loss					(5,554)	(5,554)
Purchase of treasury stock	(950)		(23)			(23)
Issuance of 750 shares of restricted stock (Net of forfeitures - 600)	150	1	(7)	6		-
Stock-based compensation expense		225				225
Cash dividends declared - $0.17 per share				(1,889)		(1,889)
Balance - March 31, 2021	11,196,744	82,030	(11,962)	176,617	143	246,828
Net income				4,983		4,983
Other comprehensive income					621	621
Purchase of treasury stock	(8,929)		(201)			(201)
Forfeiture of 1,975 shares of restricted stock	(1,975)	58	(47)	(11)		-
Stock-based compensation expense		171				171
Director stock award	3,212		38	33		71
Cash dividends declared - $0.17 per share				(1,888)		(1,888)
Balance - June 30, 2021	11,189,052	$82,259	$(12,172)	$179,734	$764	$250,585
Net income				5,920		5,920
Other comprehensive income					137	137
Purchase of treasury stock	(4,732)		(107)			(107)
Issuance of 48,000 shares of restricted stock	48,000	(1,090)	561	529		-
Stock-based compensation expense		213				213
Cash dividends declared - $0.18 per share				(2,002)		(2,002)
Balance - September 30, 2021	11,232,320	$81,382	$(11,718)	$184,181	$901	$254,746

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Net income	$15,812	$13,319
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,073	1,993
Amortization of premiums on available-for-sale securities, net	1,598	900
Amortization of servicing rights	1,314	784
Amortization of core deposit intangible	478	546
Amortization of customer list intangible	92	-
Net amortization (accretion) of fair value adjustments	(170)	382
Amortization of subordinated note issuance costs	20	-
Stock-based compensation expense	609	827
Director stock award	71	48
Deferred income taxes	-	(3)
Provision for loan loss	3,000	4,986
Gain on sale of loans held for sale	(2,823)	(2,128)
Originations of loans held for sale	(86,720)	(151,477)
Proceeds from sale of loans held for sale	93,548	150,130
(Gain) loss on sale of other assets owned	421	(13)
Gain on sales of securities available-for-sale	(293)	(270)
Increase in cash surrender value of bank owned life insurance	(475)	(266)
Change in other assets and other liabilities, net	(1,278)	(3,265)
Net cash provided by operating activities	27,277	16,493
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	41,305	67,137
Sales	9,291	11,843
Purchases	(146,634)	(110,330)
Activity in other securities, at cost:
Purchases	(207)	(17)
Proceeds from redemption of FHLB stock	1,522	-
Change in interest-bearing time deposits	10,257	(348)
Proceeds from sale of other assets owned	196	92
Additions to premises and equipment	(1,418)	(2,407)
Loan originations and principal collections, net	(141,116)	(144,978)
Acquisition of Ossian Financial Services, Inc., net of cash received	228	-
Net cash used in investing activities	(226,576)	(179,008)
Cash Flows from Financing Activities
Net change in deposits	154,042	230,359
Net change in federal funds purchased and securities sold under agreements to repurchase	(638)	(18,214)
Repayment of FHLB advances	(157)	(7,493)
Purchase of treasury stock	(331)	(376)
Proceeds from issuance of subordinated notes	34,421	-
Cash dividends paid on common stock	(5,666)	(5,304)
Net cash provided by financing activities	181,671	198,972
Net Increase (Decrease) in Cash and Cash Equivalents	(17,628)	36,457
Cash and Cash Equivalents - Beginning of year	175,706	51,296
Cash and Cash Equivalents - End of period	$158,078	$87,753

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2021	September 30, 2020
Supplemental Information
Supplemental cash flow information:
Interest paid	$4,559	$7,970
Income taxes paid	5,100	5,016
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	209	71
Cash dividends declared not paid	2,002	1,882
The Company purchased the assets of Ossian Financial Services, Inc. for $20,001 on April 30, 2021.
Fair value of assets acquired	$137,058	$-
Cash paid for the capital stock	20,001	-
Liabilities assumed	$117,057	$-

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that are expected for the year ended December 31, 2021.  The condensed consolidated balance sheet of the Company as of December 31, 2020, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE

On April 30, 2021, the Company acquired Ossian Financial Services, Inc., (OSFI), the bank holding company for Ossian State Bank, a community bank based in Ossian, Indiana.  Ossian State Bank operated two full-service offices in the northeast Indiana communities of Ossian and Bluffton.  Shareholders of OSFI received $67.71 in cash for each share. OSFI had 295,388 shares outstanding on April 30, 2021. Total consideration for the acquisition was approximately $20.0 million in cash.  As a result of the acquisition, the Company has increased its deposit base and is working to reduce transaction costs.  The Company also expects to reduce costs through economies of scale.

In 2020, the Company incurred $42.5 thousand of third-party acquisition-related costs.  The expenses recognized in 2020 related to other general and administration expenses of $30.0 thousand and consulting fees of $12.5 thousand. These acquisition expenses were included in the Company’s 2020 consolidated statement of income.

In 2021, the Company has incurred additional third-party acquisition-related costs of $2.1 million.  These expenses are comprised of employee benefits of $694.1 thousand, data processing costs of $938.9 thousand, consulting fees of $255.2 thousand, ATM expense of $13.8 thousand and other general and administrative expense of $241.3 thousand in the Company’s consolidated statement of income for the nine months ended September 30, 2021.  For the quarter ended September 30, 2021, the Company incurred third-party acquisition related costs of $1.2 million.  These expenses are comprised of employee benefits of $152.6 thousand, data processing costs of $938.9 thousand, consulting fees of $10.3 thousand, ATM expense of $2.6 thousand and other general and administrative expense of $61.5 thousand in the Company’s consolidated statement of income for the three months ended September 30, 2021.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition.  Of the total purchase price of $20.0 million, $980.2 thousand has been allocated to core deposit intangible included in other assets and will be amortized over seven years on a straight line basis.  Goodwill of $7.9 million which resulted from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Ossian State Bank and is deductible for tax purposes over 15 years.  The following table summarizes the consideration paid for Ossian State Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Fair Value of Consideration Transferred
(In Thousands)
Cash	$20,001
Total	$20,001

Recognized amounts of identifiable assets acquired and liabilities assumed

Assets
Cash and cash equivalents	$20,229
Interest-bearing time deposits	20,226
Securities - available-for-sale	30,243
Other securities, at cost	281
Loans, net	52,403
Premises and equipment	494
Goodwill	7,874
Other assets	5,308
Total Assets Purchased	$137,058

Liabilities
Deposits
Noninterest bearing	$34,509
Interest bearing	81,535
Total deposits	116,044
Accrued expenses and other liabilities	1,013
Total Liabilities Assumed	$117,057

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

The carrying amount of those loans is included in loans, net on the balance sheet at September 30.  The amounts of loans at April 30, 2021 and September 30, 2021 are as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

2021
(In Thousands)
Balance - April 30, 2021
Consumer Real Estate	$24
Agricultural Real Estate	981
Commercial Real Estate	315
Commercial & Industrial	314
Carrying amount, net of fair value adjustment of $325	$1,309

Balance - September 30, 2021
Consumer Real Estate	$23
Agricultural Real Estate	-
Commercial Real Estate	234
Commercial & Industrial	293
Carrying amount, net of fair value adjustment of $325	$225

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$28
Agricultural Real Estate	1,142
Commercial Real Estate	527
Commercial & Industrial	360
Total required payments receivable	$2,057

Cash flows expected to be collected at acquisition	$1,309

Basis in acquired loans at acquisition	$1,634

During the third quarter, two agricultural real estate purchased credit impaired loans were paid off in full.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In Thousands)	(In Thousands)
Beginning Balance	$733	$-
Additions	-	762
Accretion	(44)	(73)
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$689	$689

The results of operations of Ossian State Bank have been included in the Company’s consolidated financial statements since the acquisition date of April 30, 2021.  The following schedule includes pro-forma results for the three and nine months ended September 30, 2021 and 2020 as if the Ossian State Bank acquisitions had occurred as of the beginning of the comparable prior reporting period.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$18,450	$15,909	$50,482	$46,387
Provision for Loan Losses	659	1,988	3,001	4,989
Net Interest Income After Provision for Loan Losses	17,791	13,921	47,481	41,398
Noninterest Income	4,074	4,814	13,302	11,363
Noninterest Expense	12,880	13,062	38,010	35,666
Income Before Income Taxes	8,985	5,673	22,773	17,095
Income Taxes	1,892	1,093	4,566	3,273
Net Income	$7,093	$4,580	$18,207	$13,822
Basic and Diluted Earnings Per Share	$0.63	$0.41	$1.63	$1.24

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects.  The pro-forma information for the quarter ended September 30, 2021 includes approximately $348 thousand, net of tax, of operating revenue from Ossian State Bank since January 1, 2021.

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

Changes in accretable yield, or income expected to be collected, for the three and nine months ended are as follows:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$1,439	$1,871	$1,653	$2,021
Additions	3	-	8	2
Accretion	(108)	(107)	(323)	(321)
Reclassification from nonaccretable difference	-	-	-	62
Disposals	-	(5)	(4)	(5)
Ending Balance	$1,334	$1,759	$1,334	$1,759

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets which is being amortized over its remaining life of 7 years on a straight line basis.

The amortization expense for the nine months ended September 30, 2020 was $546 thousand of which $84 thousand was related to the purchase of the Custar office in December of 2013.  Of the $653 thousand to be expensed in 2021, $478 thousand has been expensed for the nine months ended September 30, 2021.  Annual amortization of core deposit intangible assets is as follows:

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

Of the $123 thousand to be expensed in 2021, $92 thousand has been expensed for the nine months ended September 30, 2021.  Annual amortization expense of customer list intangible is as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

(In Thousands)
Adams County Financial Resources
2021	$123
2022	123
2023	123
2024	123
2025	123
Thereafter	169
$784

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2021 and December 31, 2020, are as follows:

	(In Thousands)
	September 30, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$74,347	$29	$(572)	$73,804
U.S. Government agencies	163,771	1,123	(1,698)	163,196
Mortgage-backed securities	124,658	1,348	(907)	125,099
State and local governments	62,802	2,046	(230)	64,618
Total available-for-sale securities	$425,578	$4,546	$(3,407)	$426,717

	(In Thousands)
	December 31, 2020
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	122,514	1,857	(130)	124,241
Mortgage-backed securities	110,828	2,228	-	113,056
State and local governments	67,260	3,265	(10)	70,515
Total available-for-sale securities	$300,602	$7,350	$(140)	$307,812

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2021
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(572)	$58,913	$-	$-	$(572)	$58,913
U.S. Government agencies	(1,636)	107,353	(62)	2,443	(1,698)	109,796
Mortgage-backed securities	(907)	57,266	-	-	(907)	57,266
State and local governments	(166)	11,260	(64)	2,503	(230)	13,763
Total available-for-sale securities	$(3,281)	$234,792	$(126)	$4,946	$(3,407)	$239,738

	(In Thousands)
	December 31, 2020
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$-	$-	$-	$-
U.S. Government agencies	(130)	48,331	-	-	(130)	48,331
Mortgage-backed securities	-	-	-	-	-	-
State and local governments	(10)	3,562	-	-	(10)	3,562
Total available-for-sale securities	$(140)	$51,893	$-	$-	$(140)	$51,893

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future.  The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2021	2020	2021	2020
Gross realized gains	$-	$-	$293	$270
Gross realized losses	-	-	-	-
Net realized gains	$-	$-	$293	$270
Tax expense related to net realized gains	$-	$-	$62	$57

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$8,867	$8,923
After one year through five years	120,220	121,121
After five years through ten years	171,484	171,215
After ten years	349	359
Total	$300,920	$301,618
Mortgage-backed securities	124,658	125,099
Total	$425,578	$426,717

Investments with a carrying value of $77.1 million and $83.2 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $4.5 million as of September 30, 2021 and $5.8 million as of December 31, 2020 in addition to Ohio Equity Fund for Housing Limited Partnership of $357 thousand as of  September 30, 2021 and $151 thousand as of  December 31, 2020.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of  September 30, 2021 and December 31, 2020 are summarized below:

	(In Thousands)
Loans:	September 30, 2021	December 31, 2020
Consumer Real Estate	$202,454	$175,588
Agricultural Real Estate	179,374	189,159
Agricultural	105,580	94,358
Commercial Real Estate	728,852	588,825
Commercial and Industrial	194,767	189,246
Consumer	55,521	52,540
Other	31,096	15,757
	1,497,644	1,305,473
Less: Net deferred loan fees and costs	(2,082)	(2,483)
	1,495,562	1,302,990
Less: Allowance for loan losses	(15,698)	(13,672)
Loans - Net	$1,479,864	$1,289,318

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2021:

	(In Thousands)
	Fixed	Variable

Consumer Real Estate	$138,024	$64,430
Agricultural Real Estate	108,102	71,272
Agricultural	89,426	16,154
Commercial Real Estate	594,081	134,771
Commercial and Industrial	161,106	33,661
Consumer	51,469	4,052
Other	21,096	10,000

As of September 30, 2021 and December 31, 2020 one to four family residential mortgage loans amounting to $36.5 million and $38.0 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of September 30, 2021 and December 31, 2020, net of deferred loan fees and costs:

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$175	$-	$204	$379	$201,991	$202,370	$-
Agricultural Real Estate	120	-	-	120	178,931	179,051	-
Agricultural	-	-	117	117	105,605	105,722	-
Commercial Real Estate	-	-	180	180	727,238	727,418	-
Commercial and Industrial	136	199	366	701	224,681	225,382	-
Consumer	62	45	-	107	55,512	55,619	-
Total	$493	$244	$867	$1,604	$1,493,958	$1,495,562	$-

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$269	$191	$1,032	$1,492	$173,824	$175,316	$-
Agricultural Real Estate	-	-	88	88	188,738	188,826	-
Agricultural	-	-	176	176	94,314	94,490	-
Commercial Real Estate	-	-	185	185	587,469	587,654	-
Commercial and Industrial	-	750	983	1,733	202,310	204,043	-
Consumer	53	-	-	53	52,608	52,661	-
Total	$322	$941	$2,464	$3,727	$1,299,263	$1,302,990	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2021 and December 31, 2020:

	(In Thousands)
	September 30, 2021	December 31, 2020

Consumer Real Estate	$395	$1,546
Agricultural Real Estate	4,568	5,575
Agricultural	117	307
Commercial Real Estate	619	665
Commercial & Industrial	542	1,296
Consumer	7	15
Total	$6,248	$9,404

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

Agricultural: Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmer’s ability to hedge their position by the use of various pricing mechanisms. The risk related to weather is often mitigated by requiring crop insurance.

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

Commercial and Industrial: Loans to proprietorships, partnerships, limited liability companies or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition.  Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval.  Included in commercial loans for 2021 and 2020 are Paycheck Protection Program (PPP) loans, administered by the Small Business Administration (SBA), in the amounts of $9.8 million and $36.2 million, respectively.  The PPP provides loans to eligible businesses through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements.  The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer.  Therefore, there is no allowance for loan losses related to these loans.

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of September 30, 2021 and December 31, 2020:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
September 30, 2021
1-2	$9,647	$4,902	$11,306	$11,867	$-
3	40,914	25,170	222,396	42,616	10,956
4	110,166	74,802	458,886	134,690	20,140
5	4,638	301	7,872	1,098	-
6	13,686	547	26,958	4,015	-
7	-	-	-	-	-
8	-	-	-	-	-
Total	$179,051	$105,722	$727,418	$194,286	$31,096

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2020
1-2	$11,960	$5,093	$11,001	$38,486	$-
3	38,306	23,779	165,201	26,515	4,651
4	112,465	63,480	396,076	114,108	11,106
5	7,478	1,577	4,010	3,266	-
6	18,617	561	11,366	4,796	-
7	-	-	-	1,115	-
8	-	-	-	-	-
Total	$188,826	$94,490	$587,654	$188,286	$15,757

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2021 and December 31, 2020.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	September 30, 2021	December 31, 2020
Grade
Pass	$199,470	$171,667
Special Mention (5)	1,687	1,284
Substandard (6)	1,213	2,365
Doubtful (7)	-	-
Total	$202,370	$175,316

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Performing	$3,630	$3,660	$51,976	$48,855
Nonperforming	-	10	13	136
Total	$3,630	$3,670	$51,989	$48,991

Information about impaired loans as of September 30, 2021, December 31, 2020 and September 30, 2020 are as follows:

		(In Thousands)
	September 30, 2021	December 31, 2020	September 30, 2020

Impaired loans without a valuation allowance	$2,461	$5,172	$5,134
Impaired loans with a valuation allowance	9,388	9,360	10,125
Total impaired loans	$11,849	$14,532	$15,259
Valuation allowance related to impaired loans	$2,400	$1,657	$1,198
Total non-accrual loans	$6,248	$9,404	$7,870
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$11,639	$14,868	$13,517
Year to date average investment in impaired loans	$12,360	$10,234	$8,613

There were no additional funds available to be advanced in connection with impaired loans as of September 30, 2021.

The Bank had approximately $6.0 million of its impaired loans classified as troubled debt restructured (TDR) as of September 30, 2021, $6.5 million as of December 31, 2020 and $6.4 million as of September 30, 2020.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  During the third quarter of 2021, one new loan was considered TDR as a result of being in a deficiency balance upon the sale of property.  The loan is set for a 3 year term and 10 year amortization. The ALLL includes $1.0 million for the specific allocation on the principal balance of this loan.  Year to date 2021, there were two new loans considered TDR with two previously reported TDR loans paid off in June.  In the third quarter of 2020, one new loan was considered TDR and was given a rate concession.  During the year to date 2020, there were six new loans considered TDR with one of the loans subsequently paid off in May.  Interest was paid current at the time of all modifications.

The following tables represent three and nine months ended September 30, 2021 and 2020:

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Nine Months	Number of	Modification	Modification
September 30, 2021	Contracts	Outstanding	Outstanding	September 30, 2021	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Nine Months	Investment	Investment
Ag Real Estate	-	$-	$-	Ag Real Estate	-	$-	$-
Agricultural	-	-	-	Agricultural	-	-	-
Commercial Real Estate	-	-	-	Commercial Real Estate	1	382	382
Commercial and Industrial	1	1,000	1,000	Commercial and Industrial	1	1,000	1,000

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Nine Months	Number of	Modification	Modification
September 30, 2020	Contracts	Outstanding	Outstanding	September 30, 2020	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Nine Months	Investment	Investment
Ag Real Estate	-	$-	$-	Ag Real Estate	2	$5,380	$5,380
Agricultural	-	-	-	Agricultural	1	164	164
Commercial Real Estate	-	-	-	Commercial Real Estate	2	981	981
Commercial and Industrial	1	50	50	Commercial and Industrial	1	50	50

For the three and nine month periods ended September 30, 2021 and 2020, there were no TDRs that subsequently defaulted after modification.

For the nine month period ended September 30, 2021, there was one impaired commercial real estate loan of $86 thousand and one impaired commercial loan of $480 thousand that were classified as TDR paid off as well as three impaired commercial loans of $809 thousand that were classified as TDR charged off.  There was one impaired commercial real estate loan of $481 thousand that was classified as TDR paid off for the nine month period ended September 30, 2020.

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

The following tables present loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2021 and September 30, 2020 and for the year ended December 31, 2020.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended September 30, 2021		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$714	$714	$-	$453	$1	$3
Agricultural Real Estate	1,207	1,207	-	1,047	19	-
Agricultural	130	130	-	130	4	-
Commercial Real Estate	180	180	-	2,519	4	1
Commercial and Industrial	215	215	-	525	-	1
Consumer	15	15	-	16	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	4,844	4,844	636	5,104	4	-
Agricultural	117	117	54	117	-	-
Commercial Real Estate	3,427	3,427	710	1,395	31	-
Commercial and Industrial	1,000	1,000	1,000	333	2	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$714	$714	$-	$453	$1	$3
Agricultural Real Estate	$6,051	$6,051	$636	$6,151	$23	$-
Agricultural	$247	$247	$54	$247	$4	$-
Commercial Real Estate	$3,607	$3,607	$710	$3,914	$35	$1
Commercial and Industrial	$1,215	$1,215	$1,000	$858	$2	$1
Consumer	$15	$15	$-	$16	$-	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Nine Months Ended September 30, 2021		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$714	$714	$-	$485	$4	$10
Agricultural Real Estate	1,207	1,207	-	1,191	53	-
Agricultural	130	130	-	161	8	-
Commercial Real Estate	180	180	-	1,768	38	7
Commercial and Industrial	215	215	-	1,206	24	4
Consumer	15	15	-	19	1	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	4,844	4,844	636	5,273	15	-
Agricultural	117	117	54	123	4	-
Commercial Real Estate	3,427	3,427	710	1,800	58	3
Commercial and Industrial	1,000	1,000	1,000	334	2	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$714	$714	$-	$485	$4	$10
Agricultural Real Estate	$6,051	$6,051	$636	$6,464	$68	$-
Agricultural	$247	$247	$54	$284	$12	$-
Commercial Real Estate	$3,607	$3,607	$710	$3,568	$96	$10
Commercial and Industrial	$1,215	$1,215	$1,000	$1,540	$26	$4
Consumer	$15	$15	$-	$19	$1	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

As of September 30, 2021, the Company had $167 thousand of foreclosed residential real estate property obtained by physical possession and $129 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $71 thousand of foreclosed residential real estate property obtained by physical possession and $910 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding are in process according to local jurisdictions as of December 31, 2020.  As of September 30, 2020, the Company had $71 thousand of foreclosed residential real estate property obtained by physical possession and $849 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Nine Months Ended	Twelve Months Ended
	September 30, 2021	December 31, 2020
Allowance for Loan & Lease Losses
Balance at beginning of year	$13,672	$7,228
Provision for loan loss	3,000	6,981
Loans charged off	(1,154)	(720)
Recoveries	180	183
Allowance for Loan & Lease Losses	$15,698	$13,672
Allowance for Unfunded Loan Commitments & Letters of Credit	$1,039	$641
Total Allowance for Credit Losses	$16,737	$14,313

The Company segregates its ALLL into two reserves:  The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC).  When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The ALLL does not include an accretable yield of $2.0 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively nor a nonaccretable yield of $325 thousand as of September 30, 2021 related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank in 2021 as previously discussed in Note 2.

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

Additional analysis, presented in thousands, related to the allowance for credit losses for the three and nine months ended September 30, 2021 and September 30, 2020 in addition to the ending balances as of December 31, 2020 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$649	$1,217	$720	$8,831	$2,837	$613	$1,145	$220	16,232
Charge Offs	(2)	-	(1)	-	(5)	(95)	-	-	(103)
Recoveries	3	-	1	3	9	39	-	-	55
Provision (Credit)	146	(291)	(33)	(469)	973	49	-	284	659
Other Non-interest expense related to unfunded	-	-	-	-	-	-	(106)	-	(106)
Ending Balance	$796	$926	$687	$8,365	$3,814	$606	$1,039	$504	$16,737
Ending balance: individually evaluated for impairment	$-	$636	$54	$710	$1,000	$-	$-	$-	$2,400
Ending balance: collectively evaluated for impairment	$796	$290	$633	$7,655	$2,814	$606	$1,039	$504	$14,337
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$202,370	$179,051	$105,722	$727,418	$225,382	$55,619	$-	$-	$1,495,562
Ending balance: individually evaluated for impairment	$714	$6,051	$247	$3,607	$1,215	$15	$-	$-	$11,849
Ending balance: collectively evaluated for impairment	$201,595	$173,000	$105,475	$723,577	$223,803	$55,604	$-	$-	$1,483,054
Ending balance: loans acquired with deteriorated credit quality	$61	$-	$-	$234	$364	$-	$-	$-	$659

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2020	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Ending balance: individually evaluated for impairment	$31	$600	$116	$20	$890	$-	$-	$-	$1,657
Ending balance: collectively evaluated for impairment	$602	$358	$585	$7,395	$2,456	$606	$641	$13	$12,656
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,316	$188,826	$94,490	$587,654	$204,043	$52,661	$-	$-	$1,302,990
Ending balance: individually evaluated for impairment	$1,001	$6,756	$467	$2,950	$3,335	$23	$-	$-	$14,532
Ending balance: collectively evaluated for impairment	$174,273	$182,070	$94,023	$584,704	$200,602	$52,638	$-	$-	$1,288,310
Ending balance: loans acquired with deteriorated credit quality	$42	$-	$-	$-	$106	$-	$-	$-	$148

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$570	$813	$1,036	$4,458	$2,423	$561	$605	$72	$10,538
Charge Offs	-	-	-	-	-	(79)	-	-	(79)
Recoveries	2	-	-	2	10	28	-	-	42
Provision (Credit)	(42)	(51)	(367)	1,275	839	94	-	239	1,987
Other Non-interest expense related to unfunded	-	-	-	-	-	-	28	-	28
Ending Balance	$530	$762	$669	$5,735	$3,272	$604	$633	$311	$12,516
Ending balance: individually evaluated for impairment	$43	$432	$28	$44	$651	$-	$-	$-	$1,198
Ending balance: collectively evaluated for impairment	$487	$330	$641	$5,691	$2,621	$604	$633	$311	$11,318
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,595	$192,577	$103,476	$593,936	$244,823	$53,455	$-	$-	$1,363,862
Ending balance: individually evaluated for impairment	$985	$7,014	$721	$3,219	$3,295	$25	$-	$-	$15,259
Ending balance: collectively evaluated for impairment	$174,567	$185,563	$102,755	$590,717	$241,528	$53,339	$-	$-	$1,348,469
Ending balance: loans acquired with deteriorated credit quality	$43	$-	$-	$-	$-	$91	$-	$-	$134

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Charge Offs	(2)	-	(143)	-	(814)	(195)	-	-	(1,154)
Recoveries	9	-	7	8	19	137	-	-	180
Provision (Credit)	156	(32)	122	942	1,263	58	-	491	3,000
Other Non-interest expense related to unfunded	-	-	-	-	-	-	398	-	398
Ending Balance	$796	$926	$687	$8,365	$3,814	$606	$1,039	$504	$16,737
Ending balance: individually evaluated for impairment	$-	$636	$54	$710	$1,000	$-	$-	$-	$2,400
Ending balance: collectively evaluated for impairment	$796	$290	$633	$7,655	$2,814	$606	$1,039	$504	$14,337
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$202,370	$179,051	$105,722	$727,418	$225,382	$55,619	$-	$-	$1,495,562
Ending balance: individually evaluated for impairment	$714	$6,051	$247	$3,607	$1,215	$15	$-	$-	$11,849
Ending balance: collectively evaluated for impairment	$201,595	$173,000	$105,475	$723,577	$223,803	$55,604	$-	$-	$1,483,054
Ending balance: loans acquired with deteriorated credit quality	$61	$-	$-	$234	$364	$-	$-	$-	$659

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2020
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Charge Offs	(35)	-	-	(8)	(165)	(272)	-	-	(480)
Recoveries	7	-	-	7	19	116	-	-	149
Provision (Credit)	247	448	(22)	2,102	1,691	209	-	311	4,986
Other Non-interest expense related to unfunded	-	-	-	-	-	-	154	-	154
Ending Balance	$530	$762	$669	$5,735	$3,272	$604	$633	$311	$12,516
Ending balance: individually evaluated for impairment	$43	$432	$28	$44	$651	$-	$-	$-	$1,198
Ending balance: collectively evaluated for impairment	$487	$330	$641	$5,691	$2,621	$604	$633	$311	$11,318
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,595	$192,577	$103,476	$593,936	$244,823	$53,455	$-	$-	$1,363,862
Ending balance: individually evaluated for impairment	$985	$7,014	$721	$3,219	$3,295	$25	$-	$-	$15,259
Ending balance: collectively evaluated for impairment	$174,567	$185,563	$102,755	$590,717	$241,528	$53,339	$-	$-	$1,348,469
Ending balance: loans acquired with deteriorated credit quality	$43	$-	$-	$-		$91	$-	$-	$134

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

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings per share
Net income	$5,920	$4,410	$15,812	$13,319
Less: distributed earnings allocated to participating securities	(20)	(15)	(49)	(41)
Less: undistributed earnings allocated to participating securities	(31)	(19)	(77)	(59)
Net earnings available to common shareholders	$5,869	$4,376	$15,686	$13,219

Weighted average common shares outstanding including participating securities	11,209,732	11,142,797	11,199,309	11,135,695
Less: average unvested restricted shares	(96,197)	(83,257)	(89,075)	(83,445)
Weighted average common shares outstanding	11,113,535	11,059,540	11,110,234	11,052,250
Basic and diluted earnings per share	$0.53	$0.40	$1.41	$1.20

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2021 and December 31, 2020 are reflected below.

	(In Thousands)
	September 30, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$158,078	$158,078	$158,078	$-	$-
Interest-bearing time deposits	14,622	14,651	-	14,651	-
Securities - available-for-sale	426,717	426,717	73,804	349,146	3,767
Other securities	4,905	4,905	-	-	4,905
Loans held for sale	3,735	3,735	-	-	3,735
Loans, net	1,479,864	1,434,960	-	-	1,434,960
Interest receivable	7,401	7,401	-	-	7,401

Financial Liabilities:
Interest bearing deposits	$1,175,769	$1,175,816	$-	$-	$1,175,816
Non-interest bearing deposits	438,076	438,076	-	438,076	-
Time deposits	252,383	248,399	-	-	248,399
Total Deposits	1,866,228	1,862,291	-	438,076	1,424,215

Federal funds purchased and securities sold under agreement to repurchase	29,601	29,601	-	-	29,601
Federal Home Loan Bank advances	17,868	17,869	-	-	17,869
Subordinated notes, net of unamortized issuance costs	34,441	35,000	-	35,000	-
Interest payable	588	588	-	-	588

	(In Thousands)
	December 31, 2020
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$175,706	$175,706	$175,706	$-	$-
Interest-bearing time deposits	4,653	4,677	-	4,677	-
Securities - available-for-sale	307,812	307,812	-	306,250	1,562
Other securities	5,939	5,939	-	-	5,939
Loans held for sale	7,740	7,740	-	-	7,740
Loans, net	1,289,318	1,261,440	-	-	1,261,440
Interest receivable	6,188	6,188	-	-	6,188

Financial Liabilities:
Interest bearing deposits	$997,462	$1,004,608	$-	$-	$1,004,608
Non-interest bearing deposits	351,147	351,147	-	351,147	-
Time deposits	247,553	250,135	-	-	250,135
Total Deposits	1,596,162	1,605,890	-	351,147	1,254,743

Federal funds purchased and securities sold under agreement to repurchase	30,239	30,239	-	-	30,239
Federal Home Loan Bank advances	17,861	17,872	-	-	17,872
Subordinated notes, net of unamortized issuance costs	-	-	-	-	-
Interest payable	338	338	-	-	338

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

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$73,804	$-	$-
U.S. Government agencies	-	163,196	-
Mortgage-backed securities	-	125,099	-
State and local governments	-	60,851	3,767
Total Securities Available-for-Sale	$73,804	$349,146	$3,767

December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$-	$-	$-
U.S. Government agencies	-	124,241	-
Mortgage-backed securities	-	113,056	-
State and local governments	-	68,953	1,562
Total Securities Available-for-Sale	$-	$306,250	$1,562

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and nine month periods ended September 30, 2021 and September 30, 2020.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at July 1, 2021	$2,410	$1,538	$3,948

Change in Market Value	(9)	(17)	(26)

Purchases	-	-	-

Payments & Maturities	(155)	-	(155)

Balance at September 30, 2021	$2,246	$1,521	$3,767

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at July 1, 2020	$-	$1,550	$1,550

Change in Market Value	-	35	35

Payments & Maturities	-	-	-

Balance at September 30, 2020	$-	$1,585	$1,585

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2021	$-	$1,562	$1,562

Change in Market Value	(17)	(41)	(58)
			.
Purchases	2,418	-	2,418

Payments & Maturities	(155)	-	(155)

Balance at September 30, 2021	$2,246	$1,521	$3,767

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

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At September 30, 2021 and December 31, 2020, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At September 30, 2021 and December 31, 2020, fair value of collateral dependent impaired loans categorized as Level 3 was $6.9 million and $7.7 million, respectively. The specific allocation for impaired loans was $1.3 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively, which are accounted for in the allowance for loan losses (see Note 4).

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	September 30, 2021	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,767	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0.34- 1.34% (0.86%)

Collateral dependent impaired loans	6,925	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	34.54-81.41% (32.44%)

Other real estate owned - residential	30	Appraisals	Discount to reflect current market	0.0- 7.32% (50.99%)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2020	Valuation Technique	Unobservable Inputs	Average)
State and local government	$1,562	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	1.19-1.19% (1.19%)

Collateral dependent impaired loans	7,703	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.71-100% (17.71%)

Other real estate owned - residential	-	Appraisals	Discount to reflect current market	— % ( — )

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans as recorded at fair value on September 30, 2021 and December 31, 2020:

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2021
	(In Thousands)
	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$6,925	$-	$-	$6,925
Other real estate owned - residential	30	-	-	30

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2020
	(In Thousands)
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$7,703	$-	$-	$7,703
Other real estate owned - residential	-	-	-	-

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased as of September 30, 2021 and December 31, 2020.  During the same time periods, the Company had $29.6 million and $30.2 million in securities sold under agreement to repurchase.

	September 30, 2021
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$1,240	$2,156	$750	$25,455	$29,601
Total	$1,240	$2,156	$750	$25,455	$29,601

	December 31, 2020
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$1,899	$-	$3,900	$24,440	$30,239
Total	$1,899	$-	$3,900	$24,440	$30,239

NOTE 8 SUBORDINATED NOTES

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

	September 30, 2021		December 31, 2020
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(559)	$-	$-

NOTE 9 PROPOSED BUSINESS COMBINATION

On May 4, 2021, the Company announced they have signed an agreement and plan of reorganization and merger (the Agreement) whereby F&M will acquire Perpetual Federal Savings Bank, (“PFSB”), in a stock and cash transaction.  PFSB operates one full-service office in Urbana, Ohio.  At March 31, 2021, PFSB reported $391 million in total assets, $326 million in loans, $305 million in deposits and $79 million in tangible equity.  PFSB is taxed as an S-Corporation.  The closing date was October 1, 2021.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE 9 PROPOSED BUSINESS COMBINATION (Continued)

Subject to the terms of the Agreement, which has been unanimously approved by the Board of Directors of each company, PFSB shareholders will elect to receive either 1.776 shares of FMAO stock or $41.20 per share in cash for each PFSB share owned, subject to adjustment based upon 1,833,999 shares of FMAO to be issued in the merger.  At March 31, 2021, PFSB reported 2,470,032 shares of common stock outstanding.  Based on FMAO’s closing share price as of May 3, 2021 of $24.22, the implied aggregate acquisition value equals $103.7 million.

In 2021, the Company incurred $523.5 thousand of third-party acquisition related costs. These expenses are comprised of consulting fees of $160.8 thousand and other general and administrative expense of $362.7 thousand in the Company’s consolidated statement of income for the nine months ended September 30, 2021.  During the most recent quarter, the Company incurred $275.4 thousand of third-party acquisition related costs.  These expenses are comprised of consulting fees of $69.0 thousand and other general and administrative expense of $206.3 thousand in the Company’s consolidated statement of income for the three months ended September 30, 2021.

NOTE 10 RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The first nine months of 2021 has been a time of expansion and handling one-time events impacting both revenue and expense. A great deal of the focus for 1st quarter remained with COVID-19 related items. While much of the forgiveness from the Paycheck Protection Program (PPP) was received in 4th quarter 2020, we continued to work with our remaining customers to process the forgiveness requests and payments. At the same time, we began the requests for additional funding under the additional PPP opportunities. Farmers & Merchant’s (F&M) Commercial Division saw PPP loan activity begin to slow in the 2nd quarter. F&M shifted to working with our PPP Second Draw clients and the forgiveness process. F&M is very proud of the PPP program and the impact it has had on our clients and their employees. The PPP program at F&M has impacted 18,094 jobs. Most COVID-19 restrictions were lifted in the second quarter and many of the F&M client base returned to full schedules. F&M did assist clients with deferrals or modifications that were negatively impacted by COVID-19. As of the end of the third quarter, only two loans are currently under principal deferrals.  One of these loans will resume principal payments in October while the second loan will resume principal payments in July 2022. The Bank received approximately $2.4 million in accelerated net fee income from the most recent round (2021 originations) of PPP loans during the third quarter. The activities surrounding the originations and forgiveness of PPP loans account for a portion of the one-time events occurring in 2021.

Acquisition costs are categorized as one-time when looking at the individual acquisition. Two actual acquisitions had associated costs with them in the first nine months of 2021. The acquisition of Ossian Financial Services, Inc (Ossian) had expenses of $2.1 million during the first nine months of 2021 and Perpetual Federal Savings (Perpetual) total $523.5 thousand so far in 2021. The Company is excited to have expanded its coverage in Indiana with the new offices of Ossian and Bluffton.  As of May 1st, Ossian has been included in the Company’s financials with system software conversion occurred mid-May. The Company has obtained regulatory approvals for the Perpetual deal and has completed the transaction on October 1st with system software conversion occurring mid-October.  Each acquisition involves a different structure.  Ossian was an all cash deal.  Perpetual was a stock and cash deal. Additional detail can be found in the financial statements presented. These two acquisitions will account for expansion of both our footprint and our assets by over half a billion dollars by year end 2021.

F&M Commercial Banking Division continues to see good loan demand and most of this activity is spread throughout the three state footprint, including the Loan Production Offices (LPO) in Muncie, Indiana; Oxford, Ohio; and West Bloomfield, Michigan. The loan environment remains very competitive and we are seeing both lower rates and longer amortizations than what we have historically seen. Commercial clients continue to remain very challenged in the availability of workforce. Commercial clients have a seen some of the supply chain challenges lessen, but some areas of material availability and price remain very concerning for our clients. Credit quality of the portfolio remains solid and we are able to analyze most of the commercial portfolio as CPAs have mostly caught up on FYE 2020 reporting.

The 2021 planting season for our market area was favorable as crops were planted timely.  The growing conditions through most of our market area has been favorable with average to above average yields anticipated.  Commodity prices have fallen from their earlier highs but remain at a profitable level.  The outlook for our grain farmers is optimistic for 2021.  The livestock industry in our portfolio has been stable.  Agri-business is stable and will benefit as farm profits are positive.  Concerns in the supply chain exist as they do in other industries.  The agriculture portfolio remains healthy and concerns manageable.

Home loan rates remain low though the volume of refinancing loans has slowed as compared to the same time in 2020. Turn times have become more manageable and the Bank focused on home equity lines as an opportunity for growth. Limited inventory and the demand for homes remain strong. During the quarter, 247 loans including home equity and lines of credit were closed totaling $30.3 million which compares to 541 loans and $70.6 million the previous year.  The third quarter gain on 1-4 family mortgage sales was down by approximately 67% compared to third quarter 2020.  On a year to date basis, the gain on 1-4 family mortgage sales was down $75 thousand from a year ago.  The median home-sale price did increase 14% in the United States during Q3 according to Housing Wire.  Increased lumber prices have impacted the remodeling and new build; however, we have seen input prices begin to decrease.

Additional expenses that would categorize closely to one-time events, were the divestiture of four offices. Three of the offices were in communities of which two offices were present. The review of our office structure spurred from the Company’s strategic plan focusing on improving operating efficiency. Office closure expenses of $406 thousand have been included in the Company’s consolidated statements of income for 2021.  During fourth quarter, the last office closure expense should be realized.  Total savings is expected to be over $760 thousand, netting a year one savings overall and significant savings going forward. This will allow the Company to use the savings to fund expansion and transformation of existing offices. ATM’s remain at the locations and all have ceased operations as of the end of the second quarter 2021.

The Company formed a “Pandemic” committee at the beginning of the COVID-19 situation in 2020 in the United States. The committee was tasked with researching, monitoring and implementing best practices as it relates to the protection of our employees, customers, shareholders and communities at large. We continue to rely on the committee and follow the directives issued as it remains in place today. With offices in three states, we adhere to the guidelines provided and continue to follow quarantine protocols as it relates to exposure and positive tests. We currently require masking of employees along with social distancing. The Company has offered an employee incentive for vaccinations of COVID-19 and/or the flu. Our meetings have fluctuated between in person and virtual as we monitor the risks of spread. We have participated in the government programs made available to our customers and ourselves. COVID-19 has become a routine part of our business and is a standard consideration in each decision we make. Therefore, we have determined a separate section as it relates to COVID-19 is no longer necessary in our reporting. Our PPP loan balances are under $10 million and will no longer have a significant impact on our financials. Our committee remains intact, and we will report on any new programs we may participate in.

Overall, COVID-19 has increased the speed of adoption of our digital strategy and has changed the physical location of our team members. Departments are now separated to reduce the risk of a whole department being exposed and the utilization of remote work has increased. At the same time, the Company recognizes the importance of social interaction and will continue to explore the best way to bring people together in a safe environment. During the summer, the Bank hosted employee outings to two local zoos. The events were well received and attended. As we prepare for the holidays and budget for 2022, remain assured COVID -19 has influenced our actions and it has heightened our awareness of risks that must be considered and lessened in all future decisions.

Net interest earnings increased by $5.8 million as compared to first nine months of 2020. The improvement was due to growth in the balance sheet as the Company continues to operate in the low rate environment preceded by the national prime rate drop of 150 basis points in the first quarter of 2020. The year to date net interest margin increased 9 basis points to 3.36% as compared to year to date June 30, 2021. The asset yield increased by 9 basis points on a year to date basis and 32 basis points when comparing to prior quarter. Cost of funds decreased 1 basis point on a year to date basis and increased 1 basis point when comparing the third quarter’s cost to second quarter 2021. The increase in net interest margin and asset yield is attributable to the accelerated net fee income realized with the payoff or forgiveness of PPP loans. Further discussion of the balance sheet composition movements and the impact on the earnings can be viewed in the Material Results of Operations section that follows.

Net income improved 18.7% in comparing the first nine months 2021 to first nine months 2020 and earnings per share increased 17.5% in the same comparison. The higher net income was mainly driven by two factors: higher interest income and lower interest expense. Interest income on a year to date basis increased 4.5% or $2.4 million compared to 2020.  As mentioned previously, interest expense decreased by 40.9% and $3.4 million on a year to date basis compared to first nine months 2020 on 23.1% higher average balances in 2021.  Noninterest income, which also played a large part in the improved earnings, increased 17.3% and $1.9 million over the same period 2020.  Gain on sales of both 1-4 family mortgage loans and fixed rate agricultural loans along with interchange fees on debit card transactions were the biggest contributors. 1-4 family mortgage activity remains strong though has slowed compared to the last three quarters of 2020. We expect additional slowing the last quarter of the year as refinancing has slowed, housing prices have increased, and inventory of available homes is low throughout most of the Bank’s market area.

The Company has worked diligently to manage during volatile times and the increase in our size and footprint has helped establish diversity of revenue streams and insulated our earnings. While we report and recognize the many one-time costs incurred by our strategic focus, we continue to realize the long-term benefits of our strategies. Our historical prudent approach to lending has continued to demonstrate its benefits in our credit quality. Past dues over 30 days as of September 30, 2021 were 0.11% of total loans outstanding.  The relationships we have with our customers, employees, shareholders and communities has allowed our belief in our mission to “help people live their best lives” be realized. The light at the end of the tunnel is beginning to widen and the Company remains well capitalized and plans to continue in our strategic vision of expansion. The last two years has shown us the benefits from such growth are real.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.  The Bank operates twenty-nine full-service banking offices throughout Northwest Ohio and Northeast Indiana and a drive-up facility in Archbold.  The Bank also operates three Loan Production Offices (LPOs), one in each state of Ohio, Indiana and Michigan.

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

At September 30, 2021, we had 366 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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
•

A further delay in Troubled Debt Restructuring (TDR) accounting until 60 days after the termination of the national emergency, or January 1, 2022.  During third quarter 2021, there was one loan modification for $3.1 million that would have been previously treated as TDR under the guidance in ASC 310-40.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At September 30, 2021 OREO property holdings were $167 thousand. OREO totaled $71 thousand and $206 thousand as of December 31, 2020 and September 30, 2020 respectively.

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

Liquidity in terms of cash and cash equivalents ended $17.6 million lower as of September 30, 2021 than it was at yearend December 31, 2020. An increase in deposits helped to fund the $190.5 million increase in net loans since yearend 2020. All loan portfolios with the exception of the agricultural real estate portfolio increased compared to December 31, 2020.

In comparing to the same prior year period, the September 30, 2021 (net of deferred fees and cost) loan balances of $1.5 billion accounted for $131.7 million or 9.7% increase when compared to 2020’s $1.4 billion.  The year over year improvement was made up of a combined increase of 4.9% in commercial and industrial related loans (comprised of 22.5% in commercial real estate loans and a decrease of 17.6% in non-real estate commercial loans).  PPP loans of approximately $9.8 million and $87.2 million are included in the non-real estate commercial portfolio as of September 30, 2021 and September 30, 2020, respectively.  Consumer real estate loans increased by 15.2%, consumer loans by 4.0% and other loans by 244.4%.  Agricultural related loans decreased 4.8% year over year (comprised of 7.0% in agricultural real estate and offset by an increase of 2.2% in non-real estate agricultural loans).  The Company credits the growth not only to the OFSI acquisition but also to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of September 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	September 30, 2021	September 30, 2020	September 30, 2019
	Amount	Amount	Amount
Consumer Real Estate	$202,370	$175,595	$158,458
Agricultural Real Estate	179,051	192,577	200,625
Agricultural	105,722	103,476	110,405
Commercial Real Estate	727,418	593,936	501,095
Commercial and Industrial	194,286	235,793	130,228
Consumer	55,619	53,455	49,718
Other	31,096	9,030	8,167

Total Loans, net	$1,495,562	$1,363,862	$1,158,696

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of September 30, 2021.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$8,137	$31,278	$163,269
Agricultural Real Estate	5,947	2,730	171,167
Agricultural	61,331	32,014	12,266
Commercial Real Estate	28,764	323,045	377,209
Commercial and Industrial	67,459	94,500	33,473
Consumer	5,078	36,199	14,249
Other	247	1,101	29,746

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2019, 2020, and 2021. The security portfolio increased $118.9 million in the first nine months of 2021 from yearend 2020 and $167.7 million from September 2020.  The amount of pledged investment securities decreased by $6.1 million as compared to yearend and $9.9 million as compared to September 30, 2020. Liquidity is improved with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of

September 30, 2021, pledged investment securities totaled $77.1 million.  The current portfolio is in a net unrealized gain position of $1.1 million.

For the Bank, an additional $6.7 million is also available from the Federal Home Loan Bank based on current amounts of pledged collateral.  At the present time, only 1-4 family and home equity portfolios are pledged.  Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

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

Overall total assets increased 16.2% since yearend 2020 and grew 21.5% since September 30, 2020. The largest growth in both periods was in the loan portfolios and securities.  Cash and cash equivalents also increased significantly compared to September 30, 2020.

Deposits accounted for the largest growth within liabilities, up 16.9% or $270.1 million since yearend and 26.3% or $388.9 million over September 30, 2020 balances. The OFSI acquisition contributed $116.0 million to the overall increase in the deposit balances compared to yearend and September 30, 2020.  As stated previously, the growth of deposits correlated to a flight to safety as the stock market continues to experience some volatility.  Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of excess Federal Funds sold for daily borrowings.

Shareholders’ equity increased by $5.6 million as of the third quarter of 2021 compared to yearend 2020. Earnings exceeded dividend declarations during the nine months ended September 30, 2021. Accumulated other comprehensive income decreased in unrealized gain position by $4.8 million from December 2020 to an unrealized gain of $901 thousand on September 30, 2021.  Dividends declared increased $0.01 from the last four quarters to $0.18 per share.  Compared to September 30, 2020, shareholders’ equity increased 6.0% or $14.4 million.  Profits were higher year to date September 2021 than year to date September 2020 by $2.5 million.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. For the calendar year 2017, the applicable required capital conservation buffer percentage was 1.25%. For 2018, the capital conservation buffer percentage increased to 1.875%.  The total buffer requirement increased to 2.5% for calendar year 2019.  As of September 30, 2021, the Company and the Bank are both positioned well above the 2019 requirement.

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	8.30%
Risk Based Capital Tier I	11.25%
Total Risk Based Capital	12.31%
Stockholders' Equity/Total Assets	10.81%
Capital Conservation Buffer	4.31%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2021 and 2020

Interest Income

When comparing third quarter 2021 to third quarter 2020, average loan balances with the acquisition of OFSI grew $131.8 million with PPP loans decreasing $64.6 million. This represented a 9.7% increase in a one-year time period. Interest income on loan balances experienced an increase of $2.6 million as compared to the quarter ended September 30, 2020.  Net fee income for the PPP loans is recognized on a straight line basis over 24 months for the first draw and 60 months for the second draw and will be accelerated upon payoff.  PPP loan income for the quarter included interest income of $56.7 thousand and net fee income of $2.5 million compared to $219.7 thousand of loan interest income and $416.9 thousand of net fee income for 2020.

The available-for-sale securities portfolio increased in average balances by $144.0 million when comparing to the previous year while the income increased $176 thousand over third quarter.  Federal funds sold and interest-bearing deposits increased in average balances by $103.6 million as compared to the same quarter in 2020 with increased income of $68 thousand for the current quarter.  Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from OFSI.

The overall total average balance of the Bank’s earning assets increased and interest income for the quarter comparisons was higher for third quarter 2021 by 16.4% or $2.8 million as compared to third quarter 2020.  A low prime lending rate has contributed to the decrease in rate yield.

Annualized yield, for the quarter ended September 30, 2021, was 3.53% as compared to 4.25% for the quarter ended September 30, 2020. The following charts demonstrate the value of increased loan balances in the balance sheet mix, as well as the impact on the changes in interest rates.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended September 30, 2021		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2021	September 30, 2020
Loans	$1,490,988	$18,766	5.04%	4.76%
Taxable investment securities	398,060	1,177	1.18%	1.58%
Tax-exempt investment securities	17,293	75	2.20%	2.10%
Fed funds sold & other	187,398	104	0.22%	0.17%
Total Interest Earning Assets	$2,093,739	$20,122	3.85%	4.04%

Change in Interest Income Quarter to Date September 30, 2021 Compared to September 30, 2020

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$2,585	$1,570	$1,015
Taxable investment securities	209	603	(394)
Tax-exempt investment securities	(33)	(46)	13
Fed funds sold & other	68	45	23
Total Interest Earning Assets	$2,829	$2,172	$657

Interest Expense

Adding to the higher interest income for the quarter was the decrease in interest expense in 2021 of $597 thousand or 26.3% compared to third quarter 2020. Since 2020, average interest-bearing deposit balances have increased $259.9 million or 22.1% and the Company recognized $643 thousand less in interest expense for the most recent quarter.  The prime rate dropped 150 basis points in March of 2020 and management has adjusted deposit rates accordingly.  Interest expense on

FHLB borrowings was down $144 thousand in the third quarter 2021 over the same time frame in 2020 due to borrowings taken on from the Limberlost acquisition being repaid in addition to the related fair value amortization completed in April 2021.  Interest expense on fed funds purchased and securities sold under agreement to repurchase was down $9 thousand compared to second quarter 2020.  Interest expense on subordinated notes was $199 thousand for the most recent quarter.  Refer to Note 8 for additional information on subordinated notes.  Liabilities assumed from OFSI can be seen in Note 2.

	(In Thousands)
	Quarter to Date Ended September 30, 2021		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2021	September 30, 2020
Savings deposits	$1,181,103	$560	0.19%	0.35%
Other time deposits	252,966	661	1.05%	1.65%
Other borrowed money	17,868	87	1.95%	4.88%
Fed funds purchased & securities
sold under agreement to repurchase	29,729	165	2.22%	2.31%
Subordinated notes	23,807	199	3.34%	0.00%
Total Interest Bearing Liabilities	$1,505,473	$1,672	0.45%	0.74%

Change in Interest Expense Quarter to Date September 30, 2021 Compared to September 30, 2020

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(238)	$232	$(470)
Other time deposits	(405)	(24)	(381)
Other borrowed money	(144)	(13)	(131)
Fed funds purchased & securities
sold under agreement to repurchase	(9)	(2)	(7)
Subordinated notes	199	199	$-
Total Interest Bearing Liabilities	$(597)	$392	$(989)

Overall, net interest spread for the third quarter 2021 was 10 basis points higher than last year.  As the following chart indicates, the decline in yields on interest earning assets was less than the decline in the cost of funds when comparing to the same period a year ago.

	September 30, 2021	September 30, 2020	September 30, 2019
Interest/Dividend income/yield	3.85%	4.04%	4.74%
Interest Expense/cost	0.45%	0.74%	1.55%
Net Interest Spread	3.40%	3.30%	3.19%
Net Interest Margin	3.53%	3.51%	3.60%

Net Interest Income

Net interest income increased $3.4 million for the third quarter 2021 over the same time frame in 2020 with the increase in interest income of $2.8 million combined with the lower interest expense of $597 thousand, as previously mentioned.  As the new loans added in 2020 and 2021 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to increase net interest income.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations for three month periods ended September 30, 2021 and 2020

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate.  The consumer loan portfolio accounted for the largest component of charge-offs and recoveries for third quarter of 2021 and 2020.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $1.3 million lower for the third quarter 2021 as compared to the same quarter 2020.  Provision for loan loss has stabilized during the third quarter of 2021.  There is still some uncertainty related to COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligation; therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact still remains unknown.  Increases to the Bank’s ALLL for the third quarter of 2021, centered around current customers and businesses that are particularly vulnerable and qualitative factors were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $24 thousand higher in third quarter 2021 than the same quarter 2020.  Recoveries were $13 thousand higher in third quarter 2021 as compared to third quarter 2020.  Combined net charge-offs were $11 thousand higher in third quarter 2021 than the same time period 2020.

Past due loans, which include no deferrals related to COVID-19, increased $1.3 million at September 30, 2021 as compared to September 30, 2020.  Approximately 75% of the change is attributed to the increase of past due balances in the consumer real estate and commercial and industrial portfolios.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended September 30, 2021, 2020, and 2019.

	(In Thousands)
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Loans, net	$1,495,562	$1,363,862	$1,158,696
Daily average of outstanding loans	$1,490,988	$1,359,156	$1,126,173

Allowance for Loan Losses - July 1,	$15,087	$9,933	$6,683
Loans Charged off:
Consumer Real Estate	2	-	39
Agriculture Real Estate	-	-	-
Agricultural	1	-	22
Commercial Real Estate	-	-	-
Commercial and Industrial	5	-	55
Consumer	95	79	103
	103	79	219
Loan Recoveries:
Consumer Real Estate	3	2	-
Agriculture Real Estate	-	-	-
Agricultural	1	-	1
Commercial Real Estate	3	2	2
Commercial and Industrial	9	10	13
Consumer	39	28	32
	55	42	48
Net Charge Offs	48	37	171
Provision for loan loss	659	1,987	247
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	15,698	11,883	6,759
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,039	633	430
Total Allowance for Credit Losses - September 30,	$16,737	$12,516	$7,189
Ratio of net charge-offs to average Loans outstanding	0.00%	0.00%	0.02%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	251.26%	151.01%	173.25%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

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

Loans classified as nonaccrual were lower as of September 30, 2021 at $6.2 million as compared to $7.9 million as of September 30, 2020.  The consumer real estate portfolio decreased $1.1 million while the commercial real estate and commercial and industrial portfolios decreased a combined $852 thousand.  The agricultural real estate and agricultural portfolios increased a combined $393 thousand as compared to September 30, 2020.

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

The following table presents the balances for allowance for loan losses by loan type for nine months ended September 30, 2021 and September 30, 2020.

	(In Thousands)		(In Thousands)
	September 30, 2021		September 30, 2020
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$796	13.53%	$530	12.87%
Agricultural Real Estate	926	11.97%	762	14.12%
Agricultural	687	7.07%	669	7.59%
Commercial Real Estate	8,365	48.64%	5,735	43.55%
Commercial and Industrial	3,814	15.07%	3,272	17.95%
Consumer	606	3.72%	604	3.92%
Unallocated	504	0.00%	311	0.00%
Allowance for Loan & Lease Losses	15,698		11,883
Off Balance Sheet Commitments	1,039		633
Total Allowance for Credit Losses	$16,737		$12,516

Noninterest Income

Noninterest income was down $641 thousand for the third quarter 2021 over the same time frame in 2020.  The Company has seen a decrease in its mortgage production volume and the gain on the sale of these loans was $715 thousand lower for the third quarter 2021 over the same period in 2020. Loan originations on loans held for sale for the third quarter 2021 were $21.7 million with proceeds from sale at $26.8 million for 2021 compared to 2020’s third quarter activity of $63.5 million in originations and $68.9 million in sales.  Loan originations driven by the refinance activity associated with the reduction in interest rates has slowed.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Combined service fees increased by $74 thousand as compared to third quarter 2020.  Debit card income increased by $156 thousand and bank owned life insurance cash surrender value increased $76 thousand.  Also contributing to the increase was service charge income and overdraft and returned check charges which increased $41 and $90 thousand respectively compared to third quarter 2020. Service fee income for 1-4 family and agricultural real estate loans increased by $33 thousand while servicing rights income decreased $346 thousand.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the third quarter of 2021 and 2020, mortgage servicing rights caused a net $22 and $287 thousand in income, respectively.  The first nine months of 2021 and 2020, mortgage servicing rights caused a net $165 and $398 thousand of income, respectively. The lower capitalized additions for 2021 are attributed to a lower loan origination level of 1-4 families. A low interest rate environment has helped to generate the mortgage refinance activity. For loans of 15 years and less, the value was 1.160% in the third quarter 2021 versus 0.975% in third quarter 2020. For loans over 15 years, the value was 1.355% versus a lower 1.109% for the same periods respectively. The carrying value is greater than the market value of $3.5 million which created the need to establish a $388 thousand valuation allowance during 2021.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2021	2020	2021	2020
Beginning Balance	$3,146	$2,740	$3,320	$2,629
Capitalized Additions	236	583	1,091	1,182
Amortization	(214)	(296)	(926)	(784)
Ending Balance, September 30,	3,168	3,027	3,485	3,027
Valuation Allowance	(71)	-	(388)	-
Mortgage Servicing Rights net, September 30,	$3,097	$3,027	$3,097	$3,027

Noninterest Expense

For the third quarter 2021, noninterest expenses were $2.0 million higher than for the same quarter in 2020.  Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $395 thousand in total.  This was comprised of increased salaries of $340 thousand and increased benefits of $55 thousand with $153 thousand acquisition related. Consulting fees increased $51 thousand over third quarter 2020 with $79 thousand related to the acquisition of Ossian and Perpetual.  FDIC assessment expenses were up $102 thousand due to the increased assessment base.  During the third quarter 2021, the Bank also recognized a loss of $189 thousand which is included in the Net (Gain) Loss on Sale of Other Assets Owned line of the consolidated statement of income for the sale of buildings.  Data processing increased $1.1 million over third quarter 2020 with $893 thousand acquisition related.  Other general and administrative expenses increased $165 thousand as compared to third quarter 2020 with $267 thousand acquisition related while the remainder was primarily attributable to the Company’s overall growth for the year.

Income Taxes

Income tax expense was $337 thousand higher for the third quarter 2021 compared to the same quarter in 2020.  Effective tax rates were 21.53% and 22.59% for third quarter 2021 and 2020 respectively.  The lower effective income tax rate for third quarter 2021 accounted for a decrease of $80 thousand of income tax expense.  Increased earnings equaled an increase in income tax expense of $417 thousand.

Net Income

Results overall, net income in the third quarter of 2021 was up $1.5 million as compared to the same quarter last year.  Third quarter 2021 included a decrease of $1.3 million of loan loss provision as compared to third quarter 2020.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for nine month periods ended September 30, 2021 and 2020

Interest Income

Higher loan balances of $107.6 million led to an improvement in the interest income for the first nine months of 2021 as compared to the first nine months of 2020.  PPP average loan balances decreased approximately $12.6 million year over year.  Interest income in total rose 4.6% or $2.4 million with interest income from loans accounting for 99.7% of the increase. Contributing to the overall increase was also a decrease in securities income of $27 thousand and an increase from Fed Funds sold and interest-bearing deposits of $33 thousand over 2020. The asset yield decreased by 60 basis points to 3.70% for the first nine months of 2021 compared to the first nine months of 2020’s 4.30%.

PPP loan interest income recognized was $291.4 thousand for the first nine months of 2021 with net fee income of $3.9 million compared to $389.6 thousand of loan interest income and $735.1 thousand of net fee income for 2020.  The growth factor contribution is shown in the charts which follow.

The average interest earning asset base was $350.3 million higher in the first nine months 2021 than the first nine months of 2020, an increase of approximately 21.7%.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended September 30, 2021		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2021	September 30, 2020
Loans	$1,413,625	$50,637	4.78%	4.93%
Taxable investment securities	363,284	3,286	1.21%	2.06%
Tax-exempt investment securities	18,387	252	2.31%	2.28%
Fed funds sold & other	171,015	242	0.19%	0.37%
Total Interest Earning Assets	$1,966,311	$54,417	3.70%	4.30%

Change in Interest Income Year to Date September 30, 2021 Compared to September 30, 2020

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$2,381	$3,980	$(1,599)
Taxable investment securities	66	2,390	(2,324)
Tax-exempt investment securities	(93)	(123)	30
Fed funds sold & other	33	262	(229)
Total Interest Earning Assets	$2,387	$6,509	$(4,122)

Interest Expense

Interest expense was lower for the first nine months of 2021 compared to the first nine months of 2020. At $5.0 million, the first nine months of 2021 was down $3.4 million as compared to the same time period 2020 or 40.9%.

The average balance of interest-bearing liabilities was higher by $236.9 million in 2021 than the first nine months of 2020. Interest bearing deposits increased $236.6 million.  The remainder is comprised of an increase in subordinated notes of $8.0 million offset by a decrease in Fed Funds purchased and securities sold under agreement to repurchase of $3.2 million and other borrowed money of $4.5 million.  Refer to Note 8 for additional information on subordinated notes.  The higher balance coupled with the slight variation of the balance sheet mix and lower interest rates, resulted in a 48 basis points decrease in the cost of funds at 0.47% for the first nine months of 2021 as compared to 2020’s 0.95%.

The change chart below shows the decreased cost was driven more by rate than volume.

	(In Thousands)
	Year to Date Ended September 30, 2021		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2021	September 30, 2020
Savings deposits	$1,106,674	$1,700	0.20%	0.51%
Other time deposits	248,426	2,137	1.15%	1.88%
Other borrowed money	17,859	424	3.17%	4.49%
Fed funds purchased & securities
sold under agreement to repurchase	29,973	494	2.20%	2.44%
Subordinated notes	8,023	199	3.31%	0.00%
Total Interest Bearing Liabilities	$1,410,955	$4,954	0.47%	0.95%

Change in Interest Expense Year to Date September 30, 2021 Compared to September 30, 2020

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$(1,537)	$979	$(2,516)
Other time deposits	(1,645)	(286)	(1,359)
Other borrowed money	(330)	(153)	(177)
Fed funds purchased & securities
sold under agreement to repurchase	(111)	(57)	(54)
Subordinated notes	199	199	-
Total Interest Bearing Liabilities	$(3,424)	$682	$(4,106)

Net Interest Income

Overall, net interest spread figures for the first nine months of 2021 were down from 2020 by 12 basis points and down 28 basis points from 2019. Net interest margin for the first nine months of 2021 was lower than the same periods of 2020 and 2019. As the chart below illustrates, lower yields on loan and investment income were only partially offset by lower interest expense resulting in total net interest margin down 25 basis points since the first nine months of 2020 and under the first nine months of 2019 by 52 basis points.

	September 30, 2021	September 30, 2020	September 30, 2019
Interest/Dividend income/yield	3.70%	4.30%	4.93%
Interest Expense/cost	0.47%	0.95%	1.42%
Net Interest Spread	3.23%	3.35%	3.51%
Net Interest Margin	3.36%	3.61%	3.88%

Net interest income was up $5.8 million in the first nine months of 2021 over the same time frame in 2020 due to the increase in interest income and lower interest expense as previously mentioned. As the new loans added in 2020 and 2021 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Results of Noninterest Earnings and Expenses for nine month periods ended September 30, 2021 and 2020

Provision Expense

Total provision for loan losses was $2.0 million lower for the first nine months 2021 than for the first nine months 2020 attributable primarily to the lessened uncertainties associated with COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown.  Increases to the Bank’s ALLL for the first nine months of 2021, centered around current customers and businesses that are particularly vulnerable and qualitative factors were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $674 thousand higher in the first nine months of 2021 compared to the same period 2020.  Recoveries were $31 thousand higher in the first nine months of 2021 as compared to first nine months of 2020.  Combined net charge-offs were $643 thousand higher in the nine months ended September 2021 as compared to the same time period 2020. Management continues to evaluate the potential financial implications resulting from COVID-19 and adjusts ALLL qualitative factors as necessary.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for nine months ended September 30, 2021, 2020, and 2019.

	(In Thousands)
	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Loans, net	$1,495,562	$1,363,862	$1,158,696
Daily average of outstanding loans	$1,413,625	$1,305,998	$1,113,892

Allowance for Loan Losses - January 1,	$13,672	$7,228	$6,775
Loans Charged off:
Consumer Real Estate	2	35	95
Agriculture Real Estate	-	-	-
Agricultural	143	-	22
Commercial Real Estate	-	8	-
Commercial and Industrial	814	165	55
Consumer	195	272	382
	1,154	480	554
Loan Recoveries:
Consumer Real Estate	9	7	-
Agriculture Real Estate	-	-	-
Agricultural	7	-	3
Commercial Real Estate	8	7	7
Commercial and Industrial	19	19	21
Consumer	137	116	97
	180	149	128
Net Charge Offs	974	331	426
Provision for loan loss	3,000	4,986	410
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	15,698	11,883	6,759
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,039	633	430
Total Allowance for Credit Losses - September 30,	$16,737	$12,516	$7,189
Ratio of net charge-offs to average Loans outstanding	0.07%	0.03%	0.04%
Ratio of the Allowance for Loan Loss to Nonperforming Loans*	251.26%	151.01%	173.25%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

In comparing past due balances of loans 30+ days, September 30, 2021 balances were $1.6 million as compared to September 30, 2020 balances of $324 thousand. Net charge-offs were higher at $974 thousand for the first nine months of 2021 compared to the first nine months of 2020’s $331 thousand.

Noninterest Income

Noninterest income for the first nine months of 2021 increased over the first nine months of 2020 by $1.9 million.  Gain on sale of loans showed a $695 thousand increase over the first nine months of 2020 with the surge in refinance activity due to interest rate reductions.  Combined service fees increased by $1.2 million with increased debit card income of $778 thousand which included a Mastercard growth credit of $151 thousand, servicing fee income on 1-4 family and agricultural real estate loans of $176 thousand and bank owned life insurance cash surrender value increases of $209 thousand.  Service charge income increased by $146 thousand while overdraft and returned check income decreased by $46 thousand.  Servicing rights income and release fees decreased compared to 2020 by $91 thousand and $93 thousand, respectively.  The Company did sell some of its available-for-sale securities in first nine months of both years and recognized a gain of $293 thousand in 2021 and $270 thousand in 2020.

Noninterest Expense

Through the first nine months of 2021, noninterest expenses were $6.7 million higher than in the first nine months of 2020.  2021 included $2.7 million of third party acquisition related costs incurred with the Ossian and Perpetual transactions.  The nine months of 2021 included an increase of $1.0 million in salaries and wages in addition to an increase of $1.1 million in employee benefits. The addition of the acquired offices, normal merit increases, a one time expense for 2020 employer pension match and increased employer taxes have impacted 2021.  The increases were offset by decreased restricted stock expense and medical costs.  2021 included acquisition costs of $694 thousand in the employee benefits line of the Company’s consolidated statement of income.

Data processing fees, which included a credit for product upgrades in the amount of $100 thousand, were $1.1 million higher than last year with $939 thousand attributed to the acquisitions.  A seven year contract extension was signed in the third quarter of 2016 which has helped reduce the expense while adding new products and services to better align with our customers’ expectations in the coming years. Consulting fees increased $312 thousand with $416 thousand acquisition related.  The increase in FDIC assessments for 2021 was due to Small Bank Credits being applied in 2020 and an increase in the assessment base.  2021 included a loss on the sale of buildings in the amount of $406 thousand.

General and administrative expenses were up $1.5 million over the first nine months of 2020.  Acquisition costs of $604 thousand were included in this line for 2021.  One of the largest increases was for provision for unfunded loans for $244 thousand which was partially related to the decreased balances on lines of credit due to PPP. Loan and collection expense increased $259 thousand while legal fees increased $420 thousand over 2020 with $402 thousand related to the acquisitions.  Audit, accounting and exam fees increased $149 thousand compared to 2020 with $44 thousand attributed to the acquisitions.

Income Taxes

Income tax expense was $583 thousand higher for the first nine months of 2021 compared to the first nine months of 2020.  Effective tax rates were 20.20% and 20.43% for the first nine months of 2021 and 2020 respectively.  The slightly lower effective tax rate for the first nine months of 2021 equaled a decrease in income tax expense of $45 thousand with an increase of $628 thousand driven from increased earnings.

Net Income

Overall, net income through the first nine months of 2021 was up $2.5 million as compared to the first nine months of 2020.  Decreased interest expense of $3.4 million, decreased loan loss provision of $2.0 million and increased loan interest income of $2.4 million were the largest contributors to the increased net income for 2021.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.97%	14.64%	Rising	3.00%	80,136	14.70%
3.86%	11.66%	Rising	2.00%	77,741	11.27%
3.71%	7.34%	Rising	1.00%	74,643	6.83%
3.46%	0.00%	Flat	0.00%	69,868	0.00%
3.22%	-6.98%	Falling	-1.00%	65,529	-6.21%
3.01%	-12.89%	Falling	-2.00%	61,874	-11.44%
2.79%	-19.39%	Falling	-3.00%	57,873	-17.17%

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

The shock chart currently shows a widening in net interest margin over the next twelve months in a rising rate environment and a tightening in a falling rate environment.  With the rate decreases in the first quarter of 2020, the model predicts an expansion of net interest income at any level in a rising rate environment.  The rising rate scenarios are predicted to expand the net interest margin and produce higher levels of net interest income.  Cost of funds are at 0.45% for the quarter and 0.47% for the year so the lowest shock of 100 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2021.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2021 to 7/31/2021	—		—		—	491,500

8/1/2021 to 8/31/2021	4,732	(2)	22.68	(2)	—	491,500

9/1/2021 to 9/30/2021	—		—		—	491,500
Total	4,732		22.68		—	491,500

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
10.1

Employment Agreement between Farmers & Merchants State Bank and Lars B. Eller dated as of September 1, 2021 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 18, 2021).

31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	October 26, 2021	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	October 26, 2021	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer