Form 10-K
period 2021-12-31
FARMERS & MERCHANTS BANCORP INC
filed 2022-02-22
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $244,146,115.

As of February 18, 2022, the Registrant had 14,063,999 shares of common stock issued of which 13,066,283 shares are outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders of Farmers & Merchants Bancorp, Inc.

FARMERS & MERCHANTS BANCORP, INC.

TABLE OF CONTENTS

Form 10‑K Items		PAGE

Item 1.	Business	3-10

Item 1a.	Risk Factors	10-17

Item 1b.	Unresolved Staff Comments	17

Item 2.	Properties	18

Item 3.	Legal Proceedings	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	20-21

Item 6.	Selected Financial Data	21-22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-44

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 8.	Financial Statements and Supplementary Data	46-109

Item 9.	Changes In and Disagreements on Accounting and Financial Disclosure	110

Item9a.	Controls and Procedures	110

Item 9b.	Other Information	110

Item 9c.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	110

Item 10.	Directors and Executive Officers of the Registrant	111-113

Item 11.	Executive Compensation	114

Item 12.	Security Ownership of Certain Beneficial Owners and Management	114

Item 13.	Certain Relationships and Related Transactions	115

Item 14.	Principal Accountant Fees and Services	115

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K	116-117

Item 16.	Form 10-K Summary	117

Signatures		118

Exhibit 21.	Subsidiaries of Farmers & Merchants Bancorp, Inc.	119

Exhibit 23.	Consent of BKD, LLP	120

Exhibit 31.	Certifications Under Section 302	121-122

Exhibit 32.	Certifications Under Section 906	123-124

Exhibit 101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Total Pages:		124

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

PART I

ITEM 1. BUSINESS

General

Farmers & Merchants Bancorp, Inc. (Company) is a bank holding company incorporated under the laws of Ohio in 1985 and elected to become a financial holding company under the Federal Reserve in 2014.  Our primary subsidiary, The Farmers & Merchants State Bank (Bank) is a local independent community bank that has been primarily serving Northwest Ohio and Northeast Indiana since 1897.  Our other subsidiary, Farmers & Merchants Risk Management (Captive) is a captive insurance company formed in December 2014 and located in Nevada. We report our financial condition and net income on a consolidated basis and we report only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is                  (419) 446-2501.

For a discussion of the general development of the Company’s business throughout 2021, please see the portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations captioned “2021 in Review.”

Nature of Activities

The Farmers & Merchants State Bank engages in general commercial banking business. Its activities include commercial, agricultural and residential mortgage as well as consumer and credit card lending activities.  Because the majority of the Bank's offices are located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such things as farm land, farm equipment, livestock and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements and loans for such items as autos, trucks, recreational vehicles and motorcycles.  With the expansion into newer market areas, the most recent increases in loan activity have been in commercial real estate, providing operating lines of credit and machinery purchases. Consumer real estate also increased substantially with the acquisition of Perpetual Federal Savings Bank on October 1, 2021.  During 2020, the Bank opened Loan Production Offices (LPOs) to extend the F&M footprint in Muncie, Indiana, Oxford, Ohio and West Bloomfield, Michigan.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year, a five year and a seven year fixed rate mortgage after which the interest rate will adjust annually.  In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers.  With the acquisition in the 4th quarter of 2021, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, SUVs, and trucks is 110%.
•	Loans above 100% are generally the result of sales tax.
•	Boats, campers, motorcycles, RV's and Motor Coaches range from 80%-90% based on age of vehicle.
•	1st or 2nd mortgages on 1-4 family homes maximum LTV range from 80%-85%.
•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture:

Accounts Receivable:

•	Up to 80% LTV less retainages and greater than 90 days.

Inventory:

•	Agriculture:
o	Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.
•	Commercial:
o	Maximum LTV of 50% on raw and finished goods.
•	Floor plan:
o	New/used vehicles to 100% of wholesale.
o	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New not to exceed (NTE) 80% of invoice, used NTE 50% of listed book or 75% of appraised value.
•	Restaurant equipment up to 35% of market value.
•	Heavy trucks, titled trailers NTE 75% LTV and aircraft up to 75% of appraised value.

Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.
•	Maximum LTV on non-traditional loan up to 85%.

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

The Bank’s primary market includes communities located in the Ohio counties of Champaign, Defiance, Fulton, Hancock, Henry, Lucas, Williams, Wood and in the Indiana counties of Adams, Allen, DeKalb, Jay, Steuben and Wells. The commercial banking business in this market is highly competitive, with approximately 34 other depository institutions currently doing business in the Bank’s primary market.  In our banking activities, we compete directly with other commercial banks, credit unions, farm credit services, and savings and loan institutions in each of our operating localities.  In a number of our locations, we compete against entities which are much larger than us, including Huntington National Bank, Fifth Third Bank, PNC, Wells Fargo Bank, NA, KeyBank NA and JPMorgan Chase Bank, NA.  Based on deposit data as of June 30, 2021 from the FDIC and using zip codes in our markets, the Bank ranked 1st with a 13.35% market share in markets served.  The primary factors in competing for loans and deposits are the rates charged as well as location and quality of the services provided.

At December 31, 2021, we had 385 full time equivalent employees.  The employees are not represented by a collective bargaining unit.  We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels.  Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve Board capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non‑bank businesses.  The required capital levels along with the Bank’s capital position at December 31, 2021 and 2020 are summarized in the table included in Note 15 to the consolidated financial statements.

Beginning in 2015, the Company and Bank were required to measure capital adequacy using Basel III accounting. Basel III is a comprehensive set of reform measures, developed by the Basel Committee on Banking Supervision, to strengthen the regulation, supervision and risk management of the banking sector. Implementation of the rules is overseen by the Federal Reserve, the FDIC and the OCC.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories.  Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations.  An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.   As of December 31, 2021, the Bank was well capitalized pursuant to these prompt corrective action guidelines.

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

Final rules and amendments to the integrated mortgage disclosure rules under the Real Estate Settlement Act (RESPA) and Truth in Lending Act (TILA) became effective in October 2015.  The TILA-RESPA Integrated Disclosure rule commonly referred to as TRID combined required disclosures into two single forms: 1) The Loan Estimate which is provided shortly after a mortgage loan application and 2) The Closing Disclosure which is provided prior to loan consummation.  In addition, a mandated appraisal notice under the Equal Credit Opportunity Act and the servicing application disclosure under RESPA were also combined into the new integrated disclosures.  Process and procedural adjustments were necessary to appropriately implement the new requirements. Implementation to achieve TRID compliance involved extensive collaboration with the Mortgage Loan Origination software vendor, as well as outreach and coordination efforts with real estate agents, attorneys, and closing agents to cultivate preparedness for the new integrated mortgage loan disclosure forms.  Amendments to the TRID rules effective in October 2017 with a mandatory compliance in October 2018 were intended to provide further clarity to certain provisions.  Remaining attentive to the complexities of the TRID rules ensure practices and procedures remain compliant and not subject the Bank to unnecessary liability.

Final rules, mostly effective in October 2015, were issued by the Board of Governors of the Federal Reserve System (FRB), the Farm Credit Administration, the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration (NCUA), and the Office of the Comptroller of the Currency (OCC) to implement provisions of the Homeowner Flood Insurance Affordability Act of 2014 (HFIAA) and the Biggert-Waters Flood Insurance Reform Act of 2012 (the Biggert-Waters Act).   These provisions amended regulations which apply to loans secured by properties located in special flood hazard areas. Final rules for acceptance of private flood insurance policies became effective on July 1, 2019.  Fines and penalties continue to be assessed by regulators for non-compliance with flood insurance requirements. A continued focus on adherence to the flood rules and requirements is necessary.

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

Under the TILA Ability to Repay requirements, the Bank meets the criteria to qualify as a small creditor based on the number of first-lien mortgage loans transactions and due to its asset size; however it is not a creditor that operates predominantly in rural or underserved areas. The Bank focuses on Qualified Mortgage (QM) status for mortgage loans originated as they provide certain presumptions of compliance under the Ability to Repay rules adopted under the Dodd-Frank Act.   In satisfying QM requirements, any mortgage lender regardless of their size can make loans which are entitled to the QM presumption of compliance.  Since the Bank, on occasion, does make Non-Qualified Mortgages, approvals and originations of both Non-QM loans and Higher Priced Mortgage Loans are periodically reported to the Bank’s Loan Committee.

Revised Regulation C rules which implement the Home Mortgage Disclosure Act (HMDA) published by the Bureau become effective on January 1, 2018 for reportable loan applications.  Dodd-Frank Act provisions added new data points for HMDA and authorized the Bureau to require additional information.  The types of transactions reportable have expanded to include most consumer purpose transactions that are dwelling-secured loans or open-end lines of credit. Reportable data points were significantly expanded to 52 fields which included applicant age, credit score, automated underwriting system information, property value, application channel, points and fees, borrower-paid origination charges, discount points, lender credits, loan term, prepayment penalty, interest rate, loan originator identifier, as well as other data fields.   Ethnicity categories were expanded to include certain subcategories along with a means to capture information on how an applicant’s or borrower’s ethnicity, race, and sex were collected by the institution.  A thorough review and validation of data fields to be reported for each application was conducted throughout the year.  Year-end submission of HMDA data utilizes the web-based tool developed by the Bureau.  With the expiration of the temporary threshold, the Bank has prepared to commence HMDA data collection on certain open-end lines of credit secured by a dwelling with final action taken as of January 1, 2022 or thereafter.

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

Changes in U.S. Trade Policies

From 2018 through 2021, the U.S. government implemented tariffs on certain products from countries or entities such as Mexico, Canada, China and the European Union. These countries have issued or continue to threaten retaliatory tariffs against products from the United States, including agricultural products. The United States and these countries may impose additional tariffs and retaliatory tariffs in the future. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including agricultural products such as soybeans, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt. This could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted in the future. In January 2020, passage of the United States-Mexico-Canada (USMCA) trade agreement helped to alleviate some of these risks. The USMCA updates trading rules to better reflect 21st century technology, regulates labor and environmental standards in Mexico, tightens the rules the auto industry must follow to trade vehicles duty free across the three countries and provides tariff-free trade in North America.

Interest Rate Risk

Changes in interest rates affect our operating performance and financial condition in diverse ways. Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads for other financial institutions have widened and narrowed in response to these and other factors, which are often collectively referred to as “interest rate risk.” After many years of a low and flat rate environment, the Federal Reserve began increasing the Federal Funds rate in 2015. The Company did not experience improvement in its asset yield on loans until such time that the rate increases enabled the loan rates to rise above the floors which had been on the majority of the variable rate loans. During 2017, the increasing rates, having reached over 100 basis points, triggered rate changes above the floors and the Company experienced improvement in the interest spread. The improvement in the net interest spread during 2017 through 2019 directly correlated to the improvement of the Bank’s loan to asset ratio. The Federal Reserve began decreasing the Federal Funds rate in the second half of 2019, and made further cuts in 2020, which contributed to a deterioration in the interest rate spread in 2020 and continued in 2021.

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

A second incentive program of the Bank is based on cash compensation of which almost all employees participate (excluding commission based employees and other employees paid for specific higher paid positions, such as peak time). A discussion of executive officer pay is incorporated within the proxy and as such, this discussion will pertain to all other employees. Non-officer employees are paid a cash incentive based on the projected overall performance of the Bank in terms of Return of Average Assets (“ROA”) and the achievement of pre-established team and/or individual goals. The Compensation Committee determines the target performance levels on which the percentage of pay will be based. The Committee takes into account the five and ten year trend of ROA along with budget forecasted for the next year and the Bank’s past year performance. The Committee also considers the predicted banking environment under which the Bank will be operating. With the formation of the Captive, the ROA goal has been exclusive of the effect of the additional insurance expense at the Bank level, as well as other expenses as agreed upon by the Compensation Committee. The majority of non-officers receive incentive pay in December of the same year based on the year-to-date base compensation through the last pay received in November.

Officers, other than executive officers, and specified non-officers based on their Job Roles (“non-executive officers”) receive incentive pay based on additional criterion.  These individuals are rewarded based on overall ROA of the Bank along with individual pre-established goals.  Non-executive officers, therefore, have incentive pay at risk for individual performance.  The individualized goals are recommended by each individual’s supervisor and are approved by an incentive committee of the Bank.  The goals are designed to improve the performance of the Bank while also limiting the risk of a short-term performance focus.  For example, a lending officer may be given two goals of which one is to grow loans within specific targets and another is tied to a specific level of past dues and charge-offs.  The second goal limits the ability to be rewarded for growth at all costs along with the specific target levels within the growth goal itself.  Non-executive officers in a support department may be given goals which create efficiencies, ensure compliance with procedures, or generate new fee or product opportunities. On average, three to four goals were given to each non-executive officer in 2021. Non-executive officers are paid cash incentives based on the year-end ROA of the Bank and receive it within the first quarter of the following year.  Should the ROA be forecasted to be positive but below the base target set by the Board, the covered non-executive officers are paid an incentive under the same basis and timing as non-officers disclosed above.

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

We are constantly at risk of increased losses from fraud

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques.  In some cases, these individuals are part of larger criminal rings, which allow them to be more effective.  Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud.  An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud.  Further, in addition to fraud committed directly against us, the Company may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology and dual authentication, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

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

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak an unprecedented number of individuals have filed claims for unemployment, and stock markets have experienced significant volatility, with bank stocks suffering significant declines in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. The federal banking agencies encouraged financial institutions to prudently work with affected borrowers and passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.

The ongoing development of variants has led to continued modifications to our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.  In addition, the success of our operations substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the continued outbreak could harm our ability to operate our business or execute our business strategy.

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
•

if government intervention forces a new wave of economic shutdowns, levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

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

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.  In addition, ongoing labor shortages and supply chain disruptions associated with the pandemic may continue to negatively impact economic conditions, both nationally and regionally within our geographic banking markets.  And while circumstances surrounding the pandemic have stabilized somewhat over prior fiscal, with relative widespread vaccination rates, it is still impossible to determine the overall impact that the pandemic will have on the overall economy or predict whether future variants of COVID-19 or other infectious diseases will cause further widespread disruptions.

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

The Bank occupies an Operations Center at 620 S. Clyde’s Way in Archbold, Ohio to accommodate our growth over the years which includes drive-up services. The Bank owns a parking lot in downtown Montpelier which is provided for community use.

The Bank owns all of its office locations, with the exception of Angola, Indiana, Bowling Green, Ohio and Bluffton, Indiana.  These three office locations are leased.

The Bank currently maintains retail banking offices at the following locations:

Office	Location
Archbold, Ohio	307 N Defiance Street
Wauseon, Ohio	1130 N Shoop Avenue
Stryker, Ohio	300 S Defiance Street
West Unity, Ohio	200 W Jackson Street
Bryan, Ohio	1000 S Main Street
Delta, Ohio	101 Main Street
Montpelier, Ohio	1150 E Main Street
Napoleon, Ohio	2255 Scott Street
Swanton, Ohio	7 Turtle Creek Circle
Defiance, Ohio	1175 Hotel Drive
Perrysburg, Ohio	7001 Lighthouse Way
Butler, Indiana	200 S Broadway
Auburn, Indiana	403 Erie Pass
Angola, Indiana	2310 N Wayne Street
Hicksville, Ohio	100 N Main Street
Waterville, Ohio	8720 Waterville-Swanton Road
Custar, Ohio	22973 Defiance Pike
Sylvania, Ohio	5830 Monroe Street
Fort Wayne, Indiana	12106 Lima Road
Bowling Green, Ohio	1072 N. Main Street
Findlay, Ohio	1660 Tiffin Avenue
Geneva, Indiana	215 East Line Street
Monroe, Indiana	150 W Washington Street
Berne, Indiana	718 US Highway 27 N
Portland, Indiana	1451 N Meridian Street
Decatur, Indiana	1061 S 13th Street
Fort Wayne, Indiana	7370 Illinois Road
Ossian, Indiana	102 N Jefferson
Bluffton, Indiana	111 E Oak Forest Drive
Urbana, Ohio	120 N Main Street

Two of the above locations do not have onsite ATM services.

The Bank’s LPOs are at the following locations:

LPO	Location
Muncie, Indiana	420 S High Street
Oxford, Ohio	29 N Beech Street
West Bloomfield, Michigan	7031 Orchard Lake Road

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

As of December 31, 2021, there were 1,978 record holders of our common stock of which 46.74% of the outstanding shares are being held in brokerage accounts or “street name” and only considered as one record holder.

Below is a line-graph presentation comparing the cumulative total shareholder returns for the Corporation, an index for NASDAQ Stock Market (U.S. Companies) comprised of all domestic common shares traded on the NASDAQ National Market System and the NASDAQ Bank Index for the five-year period ended December 31, 2021.  The chart compares the value of $100 invested in the Corporation and each of the indices and assumes investment on December 31, 2016 with all dividends reinvested.

The Board of Directors recognizes that the market price of stock is influenced by many factors, only one of which is performance.  The stock price performance shown on the graph is not necessarily indicative of future performance.

	2016	2017	2018	2019	2020	2021
FMAO	100.00	236.00	226.00	181.83	144.74	204.97
NASDAQ - COMPOSITE	100.00	129.58	126.12	171.19	245.76	298.77
NASDAQ - BANK INDEX	100.00	105.34	88.97	109.47	101.10	140.36

Dividends are declared and paid quarterly.  Per share dividends declared for the years ended 2021 and 2020 are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2021	$0.17	$0.17	$0.18	$0.19	$0.71
2020	$0.16	$0.16	$0.17	$0.17	$0.66

Dividends declared during 2021 were $0.71 per share totaling $8.2 million, 7.6% higher than 2020 declared dividends of $0.66 per share. During 2021, the Company awarded 48,750 shares to 96 employees and 2,575 shares were forfeited under its long term incentive plan. At year-end 2021, the Company held 997,766 shares in Treasury stock and 111,131 in unearned stock awards.

Dividends declared during 2020 were $0.66 per share totaling $7.3 million, 8.2% higher than 2019 declared dividends of $0.61 per share. During 2020, the Company awarded 37,832 shares to 92 employees and 2,175 shares were forfeited under its long term incentive plan. At year-end 2020, the Company held 1,032,456 shares in Treasury stock and 88,226 in unearned stock awards.

The Company currently expects to continue to maintain the payment of its quarterly dividend consistent with its past practices.

The Company continues to have a strong capital base.

	2021	2020
Tier I Leverage Ratio	8.47%	10.46%
Risk Based Capital Tier I	11.77%	13.60%
Total Risk Based Capital	14.60%	14.61%
Stockholders' Equity/Total Assets	11.26%	13.05%

On January 25, 2022, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 600,000 shares of its outstanding common stock commencing January 25, 2022 and ending December 31, 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Remaining Share Repurchases Authorization
10/1/2021
to	-	-	-	491,500
10/31/2021

11/1/2021
to	-	-	-	491,500
11/30/2021

12/1/2021
to	-	-	-	491,500
12/31/2021
Total	-	-	-	491,500

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 15, 2021.  On that date, the Board of Directors authorized the repurchase of 500,000 common shares between January 15, 2021 and December 31, 2021.

(2)	Shares which were repurchased for taxes on vested stock awards are outside of this program.

ITEM 6. SELECTED FINANCIAL DATA

Reclassification

Certain amounts in the 2020 and 2019 consolidated financial statements have been reclassified to conform with the 2021 presentation.

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statement of Income

	(In Thousands, except share data)
	2021	2020	2019	2018	2017
Summary of Income:
Interest income	$76,840	$70,169	$68,306	$46,429	$41,248
Interest expense	7,342	10,393	14,759	6,572	5,127
Net Interest Income	69,498	59,776	53,547	39,857	36,121
Provision for loan losses	3,444	6,981	1,138	324	222
Net interest income after provision for loan losses	66,054	52,795	52,409	39,533	35,899
Other income (expense), net	(36,557)	(27,589)	(29,647)	(21,283)	(17,937)
Net income before income taxes	29,497	25,206	22,762	18,250	17,962
Income taxes	6,002	5,111	4,360	3,301	5,242
Net income	$23,495	$20,095	$18,402	$14,949	$12,720
Per Share of Common Stock:
Earnings per common share outstanding *
Net income	$2.01	$1.80	$1.66	$1.61	$1.38
Dividends	$0.71	$0.66	$0.61	$0.56	$0.50
Weighted average number of shares outstanding, including participating securities	11,664,852	11,146,270	11,113,810	9,272,964	9,250,825

*	Based on weighted average number of shares outstanding

Summary of Consolidated Balance Sheet

	(In Thousands)
	2021	2020	2019	2018	2017
Total assets	$2,638,300	$1,909,544	$1,607,330	$1,116,163	$1,107,009
Loans, net	1,841,177	1,289,318	1,211,771	839,599	816,156
Total deposits	2,193,462	1,596,162	1,288,347	928,790	919,340
Stockholders' equity	297,167	249,160	230,258	143,287	134,137
Key Ratios
Return on average equity	9.09%	8.38%	8.26%	10.86%	9.75%
Return on average assets	1.05%	1.14%	1.23%	1.34%	1.18%
Loans to deposits	83.94%	80.78%	94.06%	90.40%	88.78%
Capital to assets	11.26%	13.05%	14.33%	12.84%	12.12%
Dividend payout	35.08%	36.36%	36.59%	34.40%	36.02%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s mortgage servicing rights relating to loans serviced for others represent an asset of the Company. This asset is initially capitalized and included on the Company’s consolidated balance sheet. The mortgage servicing rights are then amortized as noninterest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Company, including the estimated prepayment speed of the loan and the discount rate used to present value the servicing right. For example, if the mortgage loan is prepaid, the Company will receive fewer servicing fees, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Company’s balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Company of the mortgage servicing rights, the Company receives a valuation of its mortgage servicing rights from an independent third party. The independent third party’s valuation of the mortgage servicing rights is based on relevant characteristics of the Company’s loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. Management, with the advice from its third party valuation firm, review the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis.  Changes are reflected in the following quarter’s analysis related to the mortgage servicing asset.  In addition, based upon the independent third party’s valuation of the Company’s mortgage servicing rights, management then establishes a valuation allowance by each strata, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Company. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Company’s net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions.  The accuracy of these estimates and assumptions by management and its third party can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement based upon the valuation of each stratum of serving rights.

For more information regarding the estimates and calculations used to establish the ALLL and the value of Mortgage Servicing Rights, please see Note 1 to the consolidated financial statements provided herewith.

2021 in Review

2021 was highlighted by the execution of the second year of the Company’s strategic plan.  The growth goal of having a $3 billion asset size by 2023, is well within our reach due to the two bank acquisitions in 2021 complimented with extremely strong organic loan growth in assets.

F&M Commercial Banking Division completed the second round of PPP as it began 2021 and then moved into the forgiveness process.  F&M had strong loan demand in 2021 and most of this activity is spread throughout the tri-state footprint.  Client performance and impact from the pandemic was closely monitored during 2021.  Overall results were positive; however, our clients were still impacted by the availability of workforce and the general interruptions and delays in the supply chain.  Credit quality of the portfolio remains solid, and we analyzed most of the commercial portfolio.  Past dues and delinquencies were at record lows at December 31 and the watch list and criticized assets were managed well and reduced in 2021.  Interest income was boosted by PPP.  Outside of PPP, loan growth occurred both organically and through acquisitions.  The Bank grew loans 15.9%, excluding PPP balances and acquired loans, in 2021 as compared to 2020. The Bank’s three Loan Production Offices (LPO) led the way. The F&M commercial team performed very well during a time when the pandemic created much uncertainty.

The results of 2021 for most of our agricultural customer base were positive.  Favorable growing conditions provided average to above average yields.  Demand for commodities has been strong pushing prices to levels that are very profitable.  The livestock portion of our portfolio has been stable.  Agri-businesses have benefited from strong farm net income.  Rising input cost and supply issues are challenges moving forward, but commodity prices for 2022 are currently profitable.  The agriculture portfolio saw growth in 2021 and remains sound.

Home loan production and performance was stronger than anticipated in 2021 with rates remaining low. A slight uptick in rates is occurring in the long-term rates which may impact 2022 production. The rates, however, even slightly higher are still low in looking over the past 10 years. With the increased footprint of the Bank’s market area, home loan production is only expected to slow slightly.

Additional pieces to the execution of the strategic plan were implementation of four major new software programs. The software programs employed involved three main lines of business, transactional (teller), home loan and consumer loan processing, along with our employee experience with human resources. These investments, and the implementation of, will aid to improve operating efficiencies along with the decrease of paper usage, further developing our digital strategy.

Cost savings was also a focus to improve our efficiency ratio. The Bank closed four offices in the first half of 2021 while adding the same number for the year overall – three due to acquisition and one new office opening in Ft. Wayne, Indiana. There was minimal to no impact on customer service and retention as three of the offices were in communities where the Bank already had another office and ATMs were maintained at the discontinued locations.  The Bank is also analyzing its “Next 10 Project” in preparation for execution beginning in 2022. The Next 10 Project is the identification of the next 10 office locations for brick-and-mortar expansion to be opened in the next 3-5 years. Many factors were considered in developing the plan including potential growth, placement to better connect and service our entire existing footprint. This plan will supplement any future acquisitions. We have learned that it can take more than a year to open a new office.

Yields on earning assets decreased more than the cost of funds. Driving the larger decrease in the earning assets was the increased liquidity which grew cash and investment balances by $135.7 million or 27.5% at year-end 2021 as compared to 2020. Astounding is the $728.8 million growth in total assets during the same one-year time frame. As the liquidity decreases with loan growth, the asset yield percentage will improve. A larger cost of funds decrease was hampered by the higher cost of funds associated with the last acquisition and the additional borrowings needed in the last quarter by the Company to complete the acquisition.

The last piece to discuss of the Company’s strategic plan is Talent Optimization. The Company experienced the same effects of COVID to our workforce as most other companies. The Bank experienced higher compensation costs and faced challenges in finding skilled employees. This was an area that was helped with the acquisitions as the Bank was able to offer and retain more team members to fill much needed support staff.  Enhancements were completed and were implemented, or will be early in 2022, to our team members benefits such as an earlier and automatic inclusion into the 401-K and the combining of PTO and vacation days for ease of use.  The Bank also adjusted our base living wage. The Bank continues to analyze and adjust our structure and the development of our team members to help us realize our full potential and to handle our current and expected growth plans.

Earnings were a record high with net income at $23.5 million. Tax adjusted acquisition costs of $3.1 million were offset by the tax adjusted net income from PPP activity of $3.5 million for 2021. The Company’s trend of increasing profitability year over year continued as evidenced by the 16.9% increase in net income for 2021 as compared to 2020. This followed a strong 2020 increase of 9.2% over 2019.   The Company continues to recognize the importance of our shareholders from the improved earnings as we have increased the declared dividends consistently over the last 27 years.  In 2021, declared dividends were 7.6% higher than 2020 at $8.2 million.

The Company is positioned to continue to provide strong earnings in 2022 with minimal impact from our prior acquisitions and PPP expected. The execution will continue as the Company prepares to update the strategic plan during the second half of 2022 with new expectations to focus for the next three to five years.

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

The largest factor of the record earnings for 2021 was the $9.7 million improvement in net interest income as compared to 2020. In 2020, net interest income increased $6.2 million as compared to 2019. Interest and fee income from loans were responsible for the improvement. Interest income from loans, including fees, increased $6.3 million in 2021 as compared to 2020. This was preceded by an increase in 2020 of $3.1 million as compared to 2019. The underlying factors for the reason of the increase differed between the two time periods. 2019 was aided by prime rate increases which drove the effective interest rates on the Bank’s variable loans over their floor rates. During the second half of 2019, the prime rate decreased 75 basis points in a 91-day time period which was followed by a decrease of 50 basis points on March 3rd and a decrease of 100 basis points on March 15th. In 2021 and 2020, PPP loans generated $4.5 and $2.8 million in loan interest and fee income, respectively. 2019 loan interest income included $1.985 million for the reversal of a credit loss established for two commercial purchased credit-impaired loans that were paid off during the second quarter. In both 2021 and 2020, the volume of loan growth was the largest contributing factor to the improved profitability. The security portfolio increased $152.3 million in average during 2021 as compared to 2020, and $47.1 million in average over 2019 average balances.  Increased cash funds from stimulus and acquisitions were placed in securities to earn a greater return.  Interest income from that balance sheet component increased $250 thousand over 2020 while 2020 increased $119 thousand over 2019. Overall, total interest income was $6.7 million higher for 2021 than 2020 and was $1.9 million higher for 2020 than 2019.

Interest expense decreased from all interest bearing funding sources in 2021 over the time period of 2020. During 2021, the Company issued subordinated notes and incurred $490 thousand of interest expense.  Refer to Note 9 for further discussion regarding subordinated notes.  During 2020, interest expense decreased in all interest bearing funding sources with the exception of federal funds purchased and securities sold under agreement to repurchase as compared to 2019. Overall, the funding goal the last three years has been to grow core deposits. Two strategies have been employed through the years, one of allowing expensive time deposits to run off until needed for funding and secondly to offer new non-interest bearing deposit products. Both of these strategies were to assist in controlling interest expense in a rising rate environment. Competition forced us to increase rates for deposits in 2019 while rates were lowered in 2020 in response to the prime rate drop of 150 basis points. Rates have continued to be reviewed and adjusted as necessary in 2021.  Even with the interest rate decreases, average interest bearing deposits increased $307.7 million compared to 2020. During 2021, interest expense from deposits decreased by $3.2 million from 2020 and 2020 decreased $4.3 million from 2019.  The majority, approximately 160.0%, of the decreased expense of 2021 and approximately137.4%, of the decreased expense of 2020 was influenced by decreased rates rather than due to additional cost associated with deposit growth.

Total interest expense (which includes deposit, federal funds purchased, securities sold under agreement to repurchase, borrowed funds and subordinated notes) totaled $7.3, $10.4 and $14.8 million for 2021, 2020 and 2019 respectively. The decreased expense is approximately 189.9% attributable to the falling interest rate environment in 2021 as compared to 2020 and approximately 134.1% in the 2020 to 2019 comparison. Borrowed fund balances increased in January of 2019, as a result of the acquisition of Bank of Geneva, and in October of 2021 with the acquisition of Perpetual Federal Savings Bank.

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

Overall, we have seen a decrease in the net interest margin and spread from 2019 to 2021. Interest margin and spread decreased in 2021 as compared to 2020 with the lower asset yields only being partly offset by the decreased cost of funds. Looking at the components behind the change in net interest margin for 2021 as compared to 2020, increased average balances in loans of $208.4 million stands out.  Loans acquired with the two acquisitions were $387.1 million.  The additional revenue of $6.3 million that those balances were responsible for was the largest contributor to the increased interest income of $6.7 million. In 2019, loan revenue was positively impacted by the change in the interest rate. The majority of variable loans with floor rates attained the point where rate increases caused the rate to go above the floor. 2019 had three rate decreases of 25 basis points. As mentioned previously, March of 2020 had two rate decreases of 50 and 100 basis points. The large revenue gain in loan interest was aided by the increased earnings in securities of $250 thousand.  The overall asset yield in 2021 decreased by 59 basis points over 2020.

The decreased interest expense in 2021 correlated to the lower rate environment which differed from 2019’s high rate environment in which competition for deposits forced higher interest rates. In the area where the strategic plan was to gather core deposits, the average balance in savings grew by $266 million during 2021 as compared to 2020’s average balance. Interest bearing deposits acquired with the two acquisitions were $390.1 million.  The other average balance increase for core deposits was the change in non-interest bearing demand deposits.  2021’s average balance in this portfolio was $96.5 million higher than 2020’s average balance. Non-interest bearing demand deposits acquired with the two acquisitions were $36.5 million.  Overall, cost of funds decreased 39 basis points for 2021 over 2020.  The reason behind the decrease was largely due to rate decreases, not the volume increases.

The net interest margin for 2021 was 3.31% compared to 2020 which was 3.62%.  The 0.31% decrease for 2021 was directly related to the decreased interest income which was greater than the decreased interest expense. Net interest spread was 3.18% for 2021 compared to 2020’s 3.38%, creating a 20 basis point difference in the spread.  Loans as a percentage of earning assets was 72.3% while loans to total assets was 68.3% for 2021.  The goal is, as always, to improve the net interest margin and spread and thereby improve profitability.

In comparing 2020 to 2019, loan volume was primarily responsible for the improvement in interest income; however, the yield on the overall loan portfolio decreased 53 basis points during 2020. All categories of asset yield decreased in 2020.  Overall, asset yield decreased 60 basis points in 2020 as compared to 2019.

The net interest margin fell in 2020, ending 18 basis points below 2019. Asset yield decreased 60 basis points while the cost of funds decreased 55 basis points. The yields on the individual segments did not cause improvement as all decreased in 2020 from 2019. In addition, loans as a percentage of earning assets increased to 79.3% in 2020 compared to 79.9% in 2019. Loans to total assets also increased to 74.2% for 2020 compared to 2019’s 75.3%.  Overall yield improves when the balances of the highest yield asset increases, which is loans.

With respect to the cost of funds, the Bank’s goal is to grow the least expensive category of funding sources. The largest average balance increase for 2020 was $158.8 million in savings deposits over 2019’s average balances. This growth was mostly responsible for the decrease in funding expense of 57 basis points when comparing 2020 to 2019.

The Company will always prefer to see improvement in real dollars over percentages. The strategy for increasing core deposits, in order to mitigate the higher cost of funds and to continue to establish the opportunity for fee dollars from services provided, remains for 2022.

Total assets of the Company increased overall as did the earning assets in both average and year-end during 2021 and 2020. This matched the movement in interest dollars. The percentage of average earning assets to total average assets reflects the best utilization of funds.  For 2021, the percentage at 94.41% was slightly higher than 2020 at 93.60%.  The addition of new offices increased the non-earning assets with cash balances held at the new offices and also the investment in the capital assets of their building and furniture. One of the things that helped to improve the profitability of 2021 was the percentage of average loans to total assets.  For 2021 the average balance of loans to total average assets was 68.26%, for 2020, 74.21%, for 2019, 75.32%.  Loans are the highest yielding asset for the Company.

Net interest spread is the difference between what the Company earns on its assets and what it pays on its liabilities.  It is generally from this spread that the Company must fund its operations and generate profit.  When the asset yield decreases so must funding costs in order to maintain profitability.  It becomes increasingly challenging as the asset yield gets closer to the prime lending rate, or the break-even point, of operations. In a rising rate environment, the challenge is to hold the cost steady while allowing time for the asset portfolio to rise. Floors and ceilings on variable products also impact the level of increase in either scenario. The floors provide yield protection in the current lower rate environment while the rising rates will not benefit the asset yield until the spread plus prime is higher than the floor. The challenge is to increase the spread during renewals and on new loans. After the rate hikes in 2017 and 2018, the majority of the loans were now either equal to or over the floors which contributed to the increased asset yield in 2019. With the rate decreases in 2019 and 2020, many loans reverted back to the floors.

In terms of interest expense, 2021’s decrease as compared to 2020 was approximately 189.9% due to the decrease in rates.  2020’s decrease was approximately 134.1% due to the decrease in rates as compared to 2019.

The impact of the change in the portfolio mix was a factor in the liabilities as it was in the assets. In comparing to 2020, 2021 had movements as average balances increased in savings deposits, time deposits, other borrowed money and subordinated notes.  Other borrowed money, consisting of both short and long term borrowings, and subordinated notes increased with the acquisition of Perpetual Federal Savings Bank. Federal funds purchased and securities sold under agreement to repurchase decreased in 2021 from 2020.  In comparing to 2019, 2020 had movements as average balances increased in savings deposits, federal funds purchased, and securities sold to repurchase.  Other borrowed money decreased as advances were paid down or matured. The advances were part of the acquisition of Bank of Geneva with the final advance maturing in 2028.  Time deposits decreased $219 thousand compared to 2019.

The following tables present net interest income, interest spread and net interest margin for the three years 2019 through 2021, comparing average outstanding balances of earning assets and interest bearing liabilities with the associated interest income and expense.  The tables show the corresponding average rates of interest earned and paid.  Average outstanding loan balances include non-performing loans and mortgage loans held for sale.  Average outstanding security balances are computed based on carrying values including unrealized gains and losses on available-for-sale securities.  The average cost of funds for 2021 was 0.48%, 39 basis points lower than 2020’s 0.87% for interest bearing liabilities.

The yield on tax-exempt investment securities shown in the following charts were computed on a tax equivalent basis.  The yield on loans has been tax adjusted for the portion of tax-exempt IDB loans included in the total.  Total interest earning assets is therefore also reflecting a tax equivalent yield in both line items, also with the net interest spread and margin.  The adjustments were based on a 21% tax rate for all years.  The tax-exempt interest income was $551, $694 and $813 thousand for 2021, 2020 and 2019, respectively which resulted in a federal income tax savings of $116, $146, and $171 thousand, respectively.

	2021
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$1,522,088	$71,645	4.71%
Taxable investment securities	377,887	4,514	1.19%
Tax-exempt investment securities	18,365	326	2.25%
Federal funds sold & other	187,003	355	0.19%
Total Interest Earning Assets	2,105,343	$76,840	3.66%
Non-Interest Earning Assets:
Cash and cash equivalents	31,829
Other assets	92,820
Total Assets	$2,229,992
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$1,145,636	$2,467	0.22%
Other time deposits	306,600	2,951	0.96%
Other borrowed money	29,479	785	2.66%
Federal funds purchased and securities sold under agreement to repurchase	29,831	649	2.18%
Subordinated notes	14,777	490	3.32%
Total Interest Bearing Liabilities	1,526,323	$7,342	0.48%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	400,801
Other	44,343
Total Liabilities	1,971,467
Shareholders' Equity	258,525
Total Liabilities and Shareholders' Equity	$2,229,992
Interest/Dividend income/yield		$76,840	3.66%
Interest Expense/cost		7,342	0.48%
Net Interest Spread		$69,498	3.18%
Net Interest Margin			3.31%

	2020
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$1,313,675	$65,317	4.98%
Taxable investment securities	219,044	4,136	1.89%
Tax-exempt investment securities	24,958	454	2.30%
Federal funds sold & other	99,304	262	0.26%
Total Interest Earning Assets	1,656,981	$70,169	4.25%
Non-Interest Earning Assets:
Cash and cash equivalents	25,276
Other assets	88,027
Total Assets	$1,770,284
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$879,669	$3,942	0.45%
Other time deposits	264,827	4,696	1.77%
Other borrowed money	21,245	980	4.61%
Federal funds purchased and securities sold under agreement to repurchase	32,363	775	2.39%
Subordinated notes	-	-	0.00%
Total Interest Bearing Liabilities	1,198,104	$10,393	0.87%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	304,276
Other	28,206
Total Liabilities	1,530,586
Shareholders' Equity	239,698
Total Liabilities and Shareholders' Equity	$1,770,284
Interest/Dividend income/yield		$70,169	4.25%
Interest Expense/cost		10,393	0.87%
Net Interest Spread		$59,776	3.38%
Net Interest Margin			3.62%

	2019
	(In Thousands)
	Average	Interest/
	Balance	Dividends	Yield/Rate
ASSETS
Interest Earning Assets:
Loans	$1,129,231	$62,213	5.51%
Taxable investment securities	163,777	3,832	2.34%
Tax-exempt investment securities	33,112	639	2.44%
Federal funds sold & interest bearing deposits	86,971	1,622	1.86%
Total Interest Earning Assets	1,413,091	$68,306	4.85%
Non-Interest Earning Assets:
Cash and cash equivalents	20,974
Other assets	65,145
Total Assets	$1,499,210
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
Savings deposits	$720,879	$7,323	1.02%
Other time deposits	265,046	5,619	2.12%
Other borrowed money	25,538	1,083	4.24%
Federal funds purchased and securities sold under agreement to repurchase	29,859	734	2.46%
Subordinated notes	-	-	0.00%
Total Interest Bearing Liabilities	1,041,322	$14,759	1.42%
Non-Interest Bearing Liabilities:
Non-interest bearing demand deposits	243,551
Other	(8,541)
Total Liabilities	1,276,332
Shareholders' Equity	222,878
Total Liabilities and Shareholders' Equity	$1,499,210
Interest/Dividend income/yield		$68,306	4.85%
Interest Expense/cost		14,759	1.42%
Net Interest Spread		$53,547	3.43%
Net Interest Margin			3.80%

The following tables show changes in interest income, interest expense and net interest resulting from changes in volume and rate variances for major categories of earnings assets and interest bearing liabilities.

	2021 vs 2020
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$6,328	$10,373	$(4,045)
Taxable investment securities	378	2,999	(2,621)
Tax-exempt investment securities	(128)	(152)	24
Federal funds sold & other	93	231	(138)
Total Interest Earning Assets	$6,671	$13,451	$(6,780)

Interest Bearing Liabilities:
Savings deposits	$(1,475)	$1,192	$(2,667)
Other time deposits	(1,745)	741	(2,486)
Other borrowed money	(195)	380	(575)
Federal funds purchased and securities sold under agreement to repurchase	(126)	(61)	(65)
Subordinated notes	490	490	-
Total Interest Bearing Liabilities	$(3,051)	$2,742	$(5,793)

	2020 vs 2019
	(In Thousands)
	Net	Change Due to	Change Due to
	Change	Volume	Rate
Interest Earning Assets:
Loans	$3,104	$10,169	$(7,065)
Taxable investment securities	304	1,293	(989)
Tax-exempt investment securities	(185)	(199)	14
Federal funds sold & interest bearing deposits	(1,360)	230	(1,590)
Total Interest Earning Assets	$1,863	$11,493	$(9,630)

Interest Bearing Liabilities:
Savings deposits	$(3,381)	$1,613	$(4,994)
Other time deposits	(923)	(5)	(918)
Other borrowed money	(103)	(182)	79
Federal funds purchased and securities sold under agreement to repurchase	41	62	(21)
Subordinated notes	-	-	-
Total Interest Bearing Liabilities	$(4,366)	$1,488	$(5,854)

Non-Interest Income

The discussion now focuses on the noninterest income and expense generated by the Company for the years ended 2019 through 2021.  Noninterest income increased by 4.9% in total for 2021 as compared to 2020, ending at $17.6 million.  2020 had noninterest income of $16.8 million which exceeded 2019’s $11.8 million by 42.0%.

The two line items of noninterest income on the consolidated income statement for 2021 which improved over both 2020 and 2019 were customer service fee revenue and net gain (loss) on sale of available-for sale-securities which will be discussed in a separate paragraph.  2021 customer service fee revenue was $778.0 thousand higher than 2020, mostly due to increased debit card income while 2020 was $2.2 million higher than 2019, mainly due to increased mortgage servicing rights income, debit card income and mortgage release fees. In 2020, the Bank purchased additional bank owned life insurance policies which contributed $302.5 thousand of income in 2021.  2020 included a one-time $429.9 thousand gain on the settlement of a bank owned life insurance contract. Other service charges and fees increased $146.0 thousand from 2020 which decreased $841.3 thousand over 2019’s $4.4 million. The majority of the increase for 2021 was related to services charges from business and consumer accounts while the decrease for 2020 was attributed to overdraft, returned check charges and recurring overdraft fees from combined business accounts and consumer accounts. Upgrades to our digital products and services continue to occur in both retail and business lines.

The Bank has long promoted the use of debit cards by its customers and continues to build on that philosophy with the introduction of new products. During 2021 the Bank collected interchange revenue, combined with fees collected on foreign ATM usage (noncustomers utilizing our ATMs), of $4.8 million which was $938.5 thousand higher than 2020 and $518.2 thousand higher than 2019.  2021 included a Mastercard growth credit of $151 thousand.  In December of 2019, the Bank became a principal with MasterCard and received a $1.75 million signing bonus. The signing bonus is based on achieving $1.1 billion in signature transactions within the next five years. The bonus is being recognized over 60 months with $350.8 thousand included in 2021 and 2020’s $4.8 million and $3.9 million, respectively. While this revenue stream continues to improve with more depositors using electronic methods for purchasing, the expense attributable to card fraud has offset a portion of the revenue gain. Further discussion can be found in the noninterest expense section regarding the net effect of debit card activity.

Noninterest income from net gain on sales of loans was the highest in 2020 of the three year periods shown. The change was related to the decrease in rates after a couple of years of a rising interest rate environment. The net gain on sale of loans is derived from sales of real estate loans into the secondary market. Of these loan types, the Bank sells 100% of the residential loans and 90% of the agricultural loans. 47.4% of the gains were attributed to the residential loans in 2021, 65.2% in 2020 and 56.0% in 2019. In conjunction with these sales, the Bank maintains servicing rights and those income amounts during all three years are included in the customer service fee income line item and accounted for $1.4 million in 2021, $1.7 million in 2020 and $731.4 thousand in revenue for 2019.

The last item in the noninterest income section is the net gain of sale of investments. The Bank has sold securities over the last three years for two main purposes: to provide funds for loan growth and to take advantage of the position of the yield curve when a gain can be recognized on sales without extending the duration of the portfolio longer than wanted. In March of 2021, the Company sold and recognized a gain on the sale of securities from the holding company of $293 thousand in preparation for the acquisition of Ossian State Bank.  In February of 2020, the Bank completed security swap transactions that resulted in a gain of $270 thousand. 2019 had limited sales for gain recognition due to the flatness of the yield curve which began to occur in second half of 2017. The Bank will not increase short-term gains at the sacrifice of long-term profitability. The Bank recognized net losses of $26.3 thousand in 2019.  The Company also recognized a gain on sale of securities from the holding company of $0.4 thousand in 2019. The net effect of the consolidated number is what shows on the line item of net loss of $26 thousand for 2019.  The available for sale security portfolio switched from an unrealized gain position in 2019 and 2020 into an unrealized loss position in 2021.

Non-Interest Expense

Noninterest expense increased 22.1% in 2021 as compared to 2020 and was preceded by a 7.0% increase in 2020 as compared to 2019. Represented in dollars, 2021 was $9.8 million higher than 2020 and 2020 was $2.9 million higher than 2019.  Acquisition costs incurred in 2021 and 2019 totaled $3.9 million and $1.3 million, respectively with expenses being recorded in multiple line items.  The largest factor behind the increase in both years was the expense of employee salaries and wages. During 2021, an additional $1.7 million was spent over 2020 which correlates to a 9.2% increase. When making the same analysis for 2020 as compared to 2019, 2020’s costs increased $2.2 million or 13.2%.  Three main components flow into salaries and wages: base salary, deferred costs, and incentives comprised of the expense of restricted stock awards and performance incentives.  2021 increased with the addition of one new office and the acquisition of Ossian State Bank and Perpetual Federal Savings Bank offices.  Base pay increased in 2020 with the creation of pay grades and a minimum living wage of $26,000 or $12.50 per hour. 2019 increased with the addition of the six offices acquired from Bank of Geneva. Normal yearly increases to the employees would be included in all years. Base pay was up $1.2 million for 2021 over the previous year and 2020 was up $2.9 million over 2019. The full time equivalent number of employees at each year-end increased to 385 for 2021, to 367 for 2020 compared to 2019’s 357.

Incentive pay as it related to performance was up $320.9 thousand in 2021 over 2020 and up $194.0 thousand in 2020 over 2019.  The Return on Assets multiple used to award incentive pay increased in 2021 to 1.165 compared to 2020 and 2019’s 1.0.  In 2021, acquisition costs were eliminated from the calculation and 2020 excluded the accelerated net fee income recognized with the forgiveness of PPP loans.  The effect of acquisition costs and fair value accretions/amortizations were removed in 2019 for the calculation.  The expense for the restricted stock awards decreased in 2021 even though more shares have been granted to a slightly larger number of employees and the market value of the shares increased compared to 2020; however down from 2019 and 2018 awards. 11,368 additional shares were awarded in 2021 with a higher value as compared to 2020; however, the expense for 2021 was lower by $201.6 thousand which included accelerated expense due to retirement of $32.6 thousand as compared to 2020. 718 less shares were awarded in 2020 with a lower value as compared to 2019; therefore, the expense for 2020 was lower by $63.9 thousand which included accelerated expense due to retirement and other of $163.4 thousand as compared to 2019.  The awards incorporate a three year vesting period so the increase of any one year carries forward through the next two years. This expense should continue to increase as the Company continues its expansion strategy. For further discussion in incentive pay and restricted stock awards, see Note 11 of the consolidated financial statements.

Along with the salary and wage increase was an increase in employee benefits in 2021 as compared to 2020. Miscellaneous personnel expense accounted for the largest portion of the cost, which was an increase of $774.3 thousand over 2020.  Acquisition related costs included in this line were $825.5 thousand.  The cost of the 401-K retirement plan increased $856.5 thousand for 2021 as compared to 2020. 2021 included $345 thousand for 2020’s employer match.  The contribution portion relating to the discretionary profit-sharing percentage was 5.0% in 2021 compared to 4.6% for 2020. Workers compensation increased $184 thousand compared to 2020 with the bureau issuing three dividend checks totaling $185.9 thousand in 2020. Overall, employee benefits increased $1.7 million or 30.7% from 2020.

Along with the salary and wage increase was a slight increase in employee benefits in 2020 as compared to 2019. Employee group insurance accounted for the largest portion of the cost, which was an increase of $441.6 thousand over 2019. This was due to an increase in the cost to provide to a larger number of employees along with a higher level of medical claims. The cost of the 401-K retirement plan decreased $185.1 thousand for 2020 as compared to 2019. The contribution portion relating to the discretionary profit-sharing percentage was 4.6% in 2020 compared to 5.25% for 2019. Workers compensation decreased $173.1 thousand compared to 2019 due to the bureau issuing three dividend checks. Overall, employee benefits increased $43.0 thousand or 0.8% from 2019.

Net occupancy expense typically increases as the Company expands; however, a decrease occurred for 2021 through 2019. One factor that can offset occupancy expense is the receipt by the Company of building rent as it is netted out of occupancy expense. The greatest contributor to building rent comes from the division of FM Investments within the Bank. This division experienced a stronger 2021 than 2020 and a stronger 2020 than 2019. The acquisition of Adams County Financial Resources has contributed to this improvement.  For 2021, building rent as generated from FM Investments was higher by $407.9 thousand.  Rent is received in lieu of commissions. This increase of revenue was able to offset increased building repair and maintenance expenses of $230.9 thousand and lease expense of $57.6 thousand thus contributing to the decreased net occupancy expense of $87 thousand for 2021 as compared to 2020.  Building rent as generated by FM Investments was higher by $24.8 thousand in 2020 which contributed along with decreased automobile expenses of $64.2 thousand and building repair and maintenance expenses of $69.7 thousand  to the overall decrease to net occupancy of $46.0 thousand in 2020 as compared to 2019.

The 1-4 family mortgage refinancing activity continued to see an increase in 2021 with the decline in interest rates. 2020 accounted for the largest number of loans being closed in the Bank’s history. A correlating expense to that activity as it relates to loans sold to the secondary market, is the amortization of mortgage servicing rights. The amortization is the expense that offsets the income recognized when the loan is first made. Income is recorded when the mortgage loan is first sold with servicing retained and is therefore recognized within one year. The amortization, however, is calculated over the life of the loan and accelerated as loans are paid off early. An increase in this expense can be driven by two activities: an increase in the number of sold loans and/or by the acceleration of the expense from payoff and refinance activity. The best picture of the bottom line impact is achieved by netting the income with the expense each year. The net income for 2021 was $251 thousand; The carrying value was greater than the market value of $3.2 million which created the need to establish a $414 thousand valuation allowance during 2021.  2020 had net income of $691 thousand and was preceded by net income of $244 thousand for 2019. Of course, the value (or income) of the mortgage servicing right when the loans are sold also impacts the net position. As of December 31, 2021, 3,961 loans are being serviced with corresponding balances of $380.8 million. 2020 had 4,034 loans serviced with corresponding balances of $377.5 million. As of December 2019, 3,691 loans were being serviced with balances of $303.9 million.

The impact of mortgage servicing rights to both noninterest income and expense is shown in the following table:

	(In Thousands)
	2021	2020	2019
Beginning of Year	$3,320	$2,629	$2,385
Capitalized Additions	1,417	1,722	731
Amortization	(1,166)	(1,031)	(487)
Valuation Allowance	(414)	-	-
End of Year	$3,157	$3,320	$2,629

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

Data processing costs were higher in 2021 as compared to 2020 by $1.7 million of which $1.4 million was acquisition related for termination fees. As the pricing on many services is based on number of accounts which the Bank fully expects to increase with the growth from the newer offices and overall Bank growth, data processing costs are expected to increase.  Data processing expense decreased by $785.0 thousand during 2020 as compared to 2019 of which $867.6 thousand was acquisition related for termination fees incurred in 2019.

ATM expense increased $156.0 thousand over 2020 while 2020 decreased $25.0 thousand from 2019.  Included in this line are the debit card fees incurred which offset the debit card income as discussed above.

The FDIC assessment increased over 2020 while 2020 increased as compared to 2019. This line item speaks to the health of the Bank and the financial industry. With continued growth, the assessment base increases which leads to a greater expense.  2021’s assessment was $440 thousand over 2020.  The assessment for 2020 was up $450.0 thousand compared to 2019 as a result of the total assessment base increasing. In 2020, Small Bank Assessment Credits of $125.9 thousand were applied to first quarter’s invoice. Credits in the amount of $204.2 thousand were applied to third and fourth quarter 2019’s invoice.

Advertising and public relations increased in 2021 by $104.0 thousand and decreased in 2020 by $237.0 thousand with many events canceled due to the pandemic.  With the addition of new offices, 2021 was expected to increase. The Bank also celebrates the anniversary of office openings with a special event in each community.

The last line items with significant variation in noninterest expense to discuss is “consulting fees” and “other general and administrative.” Consulting fees increased by $666.0 thousand in 2021 over 2020 and increased $300.0 thousand in 2020 compared to 2019. In 2021, $892.1 thousand was paid to firms for acquisition assistance, $150 thousand was paid as the final payment for the 2019 profit enhancement project, $36.6 thousand for market studies and $51.4 thousand for PPP loan administrative assistance.  In 2020, $167.0 thousand was paid to the firm who assisted with identifying profit enhancements, $48.0 thousand for Chief Information Officer search, $25.0 thousand to Kasasa for contract termination and $34.0 thousand to develop a predictive customer behavior model. During 2019, consultants were used to complete a pay study review, assist with developing a three year strategic plan and to identify profit enhancement initiatives. Acquisition expenses included in the other general and administrative line were $743.3 thousand for 2021 and $199.8 thousand for 2019.  Customer list intangible expense which is included in the other general and administrative line increased in 2021 compared to 2020 by $107.0 thousand with the acquisition of Adams County Financial Resources in November of 2020.  Loan and collection expenses increased $326.0 thousand over 2020 and legal expenses increased $409.8 thousand over 2020 of which $398.5 thousand was acquisition related.  Auditing and exam fees increased $210.3 thousand which included $81.1 thousand of acquisition related costs over 2020 and 2020 increased $82.5 thousand over 2019.

Allowance for Credit Losses

Provision expense decreased by $3.5 million for 2021 as compared to 2020 and increased by $5.8 million for 2020 as compared to 2019. The large increase in provision expense for 2020 was attributable to the uncertainties associated with COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it was prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL). The restaurant and hospitality sectors have been hit especially hard. Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown. Increases to the Bank’s ALLL centered around current customers and businesses that are particularly vulnerable and qualitative factors were adjusted accordingly. The portfolios for which we had concerns with the COVID-19 impact in 2020 have performed and recovered nicely and have allowed us not to continue to allocate funds to the ALLL in 2021.  The majority of the uncertainties have decreased though we do continue to keep a watchful eye on the situation.  Management continues to monitor asset quality, making adjustments to the provision as necessary. The commercial and industrial portfolio had the highest level of charge-off activity in 2021 at $814 thousand while the consumer portfolio had the highest levels of charge-off activity in 2020 and 2019 at $380 and $491 thousand respectively.  Net charge-offs in the commercial and industrial portfolio were $557 thousand in 2021 while the consumer portfolio net charge-offs were $240 and $371 thousand for 2020 and 2019 respectively. Total net charge-offs were $874, $537 and $685 thousand for 2021, 2020 and 2019, respectively.

The Company segregates its Allowance for Credit Losses (ACL) into two reserves: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total ACL. The AUCL is included in other liabilities on the consolidated balance sheets.

The Bank’s ALLL methodology captures trends in leading, current, and lagging indicators which will directly affect the Bank’s allocation amount. The Bank monitors trends in such leading indicators as delinquency, unemployment changes in the Bank’s service area, experience and ability of staff, regulatory trends, and credit concentrations. A current indicator such as the total watch list loan amount to Capital, and a lagging indicator such as the charge-off amount are referenced as well. A matrix formed by loan type from these indicators is used in making ALLL adjustments.

Watch list loan balances are comprised of loans graded 5-8.  At year-end December 31, 2021, these loans totaled $55.4 million and were approximately $1.0 million lower than December 31, 2020.  Grade 5 increased $4.4 million in 2021 as compared to 2020 and Grade 6 decreased $4.3 million in the same comparison.  Grade 7 decreased $1.1 million in 2021 as compared to 2020.

At year-end December 31, 2020 these loans totaled $56.3 million and were $3.9 million lower than December 31, 2019. Grade 5 decreased $6.1 million in 2020 as compared to 2019 and Grade 6 increased by $2.2 million in the same comparison. Grade 7 increased a mere $29 thousand in 2020 as compared to 2019.

At year-end December 31, 2019, the watch list loans totaled $60.2 million.  Grade 5 loans were $23.7 million, Grade 6 were $35.4 million and Grade 7 loans were $1.1 million.  Much of the total increase in 2019, $33.4 million, is in the agricultural real estate portfolio which expanded with the acquired loan portfolio.

At December 31, 2021, 39.7% of the watch list was classified as special mention, with an additional 60.3% classified as substandard of the $56.2 million watch list was classified as doubtful. At year-end 2020, 31.2% of the watch list was classified as special mention, with an additional 66.8% classified as substandard and a small 2.0% or $1.1 million of the $56.3 million watch list was classified as doubtful.

Of the aggregate watch list loan balances, as of December 31, 2019, 39.3% of the watch list was classified as special mention, with an additional 58.9% classified as substandard. A small 1.8% or $1.1 million of the $60.2 million watch list was classified as doubtful.

In response to these fluctuations and loan growth during 2019 through 2020, the Bank’s ALLL to outstanding loan coverage percentage changed to 0.87% as of December 31, 2021, 1.05% as of December 31, 2020 and 0.59% as of December 31, 2019.  In addition, for 2021, 2020 and 2019, our allowance for loan and lease losses does not include a $1.2, $1.7 and $2.1 million credit mark, respectively associated with the Limberlost acquisition.  For 2021, our allowance for loan and lease losses also does not include a $966 thousand credit mark associated with the Ossian acquisition or a $5.5 million credit mark associated with the Perpetual Federal Savings Bank acquisition which further supports the current position of the ALLL.

The above indicators impacting the ALLL are reviewed at a minimum quarterly. Some of the indicators are quantifiable and, as such, will automatically adjust the ALLL once calculated.  These indicators include the ratio of past due loans to total loans, loans past due greater than 30 days, and the ratio of watch list loans to capital, with the watch list made up of loans graded 5, 6 or 7 on a scale of 1 (best) to 7 (worst). Other indicators consist of more subjective data used to evaluate the potential for inherent losses in the Bank’s loan portfolio.  For example, the economic indicator uses the unemployment statistics from the communities in our market area to help determine whether the ALLL should be adjusted.  At the end of 2019, improvements were noted in unemployment figures. In 2020, a COVID-19 factor was added and adjusted during the year.

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

The ACL increased $3.0 million during 2021 while increasing $6.6 million and $658 thousand during 2020 and 2019 respectively. The percentage of ACL to the total loan portfolio was 0.63% as of December 31, 2019 and 1.1% as of December 31, 2020, and 0.93% as of December 31, 2021. December 31, 2018 and 2021 had the lowest loans past due 30+ day percentage at 0.09% in the last ten years. December 31, 2019 and 2020 were still at respectable lows of 0.18% and 0.29%.

Please see Note 4 in the consolidated financial statement for additional tables regarding the composition of the ACL.

Income Taxes

Income tax expense was $891 thousand more for 2021 than 2020 as result of approximately $4.3 million of additional income.  The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, became effective for the Company’s 2018 fiscal year and created a single corporate tax rate of 21%.  Effective tax rates were 20.35%, 20.28% and 19.15% for 2021, 2020 and 2019 respectively. The effect of tax-exempt interest from holding tax-exempt securities and Industrial Development Bonds (IDBs) was $119, $150 and $182 thousand for 2021, 2020 and 2019, respectively less the TEFRA adjustments of $3, $4 and $12 thousand respectively. One of the benefits from the establishment of the Captive subsidiary was a lower effective tax rate.

Material Changes in Financial Condition

The shifts in the balance sheet during 2021 through 2019 have positioned the Company for continued improvement in profitability. On the asset side, interest income increased primarily from loan growth with funding for the increase provided by growth in core deposits and growth in other borrowings primarily related to the acquisition of the Bank of Geneva and Perpetual Federal Savings Bank.  The cost of funds has been impacted by the increase of both interest bearing liabilities and the pressure on rates from competition for funds. In 2020, the rate pressure from competition basically subsided. Increased balances in non-interest bearing deposits aided in profitability also. Loan growth and a widened net interest margin contributed to improved profitability in 2019 while loan growth contributed to an increase in profitability in 2020 and 2021.  With the rate decreases in 2020, net interest margin decreased 18 basis points compared to 2019 and 31 basis points compared to 2020.

Average earning assets increased in balances through 2021 and 2020. Loan growth in both years was the main factor.

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

The Bank uses Promontory’s ICS product which utilizes a nation-wide bank network to provide FDIC insurance coverage to the Bank’s depositors to protect balances over $250 thousand. The Bank is using the product to replace pledging securities for the Bank’s Ohio public customers and commercial sweep customers; thereby increasing liquidity.

All of the Bank’s security portfolio is categorized as available for sale and as such is recorded at market value.

Our cash position increased with each of the acquisitions and the excess cash was partially invested in the security portfolio.  Security balances as of December 31 are summarized below:

	(In Thousands)
	2021	2020	2019
U.S. Treasury	$89,177	$-	$10,021
U.S. Government agencies	156,886	124,241	62,445
Mortgage-backed securities	117,927	113,056	95,197
State and local governments	65,941	70,515	54,630
	$429,931	$307,812	$222,293

The following table sets forth the maturities of investment securities as of December 31, 2021 and the weighted average yields of such securities calculated on the basis of cost and effective yields weighted for the scheduled maturity of each security.  Tax-equivalent adjustments, using a twenty-one percent rate, have been made in yields on obligations of state and political subdivisions.  Stocks of domestic corporations have not been included. Maturities of mortgage-backed securities are based on the stated maturity date of the security. Due to prepayments, actual maturities may be different.

	Maturities
	(Amounts in Thousands)
			After One Year
	Within One Year		Within Five Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$-	0.00%	$44,090	0.64%
U.S. Government agencies	6,530	1.73%	79,585	1.05%
Mortgage-backed securities	-	0.00%	1,551	0.70%
State and local governments	1,230	1.36%	12,608	1.56%
Taxable state and local governments	1,698	1.91%	12,122	1.96%

	After Five Years
	Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield
U.S. Treasury	$45,087	1.02%	$-	0.00%
U.S. Government agencies	70,771	0.94%	-	0.00%
Mortgage-backed securities	10,766	1.50%	105,610	1.31%
State and local governments	4,313	1.73%	-	0.00%
Taxable state and local governments	33,970	1.89%	-	0.00%

As of December 31, 2021, the Bank also holds stock in the Federal Home Loan Bank of Cincinnati and Indianapolis at a cost of $7.3 million. This is required in order to obtain Federal Home Loan Bank loans.

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

The following table shows the Bank’s loan portfolio, excluding loans held for sale, by category of loan as of December 31st of each year, net of deferred fees and costs:

	(In Thousands)
Loans:	2021	2020	2019	2018	2017
Consumer Real Estate	$395,873	$175,588	$165,349	$80,766	$83,620
Agricultural Real Estate	198,343	189,159	199,105	68,609	64,073
Agricultural	118,368	94,358	111,820	108,495	95,111
Commercial Real Estate	848,477	588,825	551,309	419,784	410,520
Commercial and Industrial	208,270	189,246	135,631	121,793	126,275
Consumer	57,737	52,540	49,237	41,953	37,757
Other	32,089	15,757	8,314	5,889	6,415
	$1,859,157	$1,305,473	$1,220,765	$847,289	$823,771

The following table shows the maturity of loans excluding fair value adjustments as of December 31, 2021:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$8,878	$35,779	$355,773
Agricultural Real Estate	5,279	5,020	188,486
Agricultural	66,872	35,126	16,399
Commercial Real Estate	39,430	287,809	521,442
Commercial and Industrial	71,042	87,047	50,951
Consumer	3,202	39,746	14,840
Other	247	1,631	30,224
	$194,950	$492,158	$1,178,115

The following table presents the total of loans excluding fair value adjustments due after one year which has either 1) predetermined interest rates (fixed) or 2) floating or adjustable interest rates (variable):

	(In Thousands)
	Fixed	Variable
	Rate	Rate	Total
Consumer Real Estate	$372,127	$19,425	$391,552
Agricultural Real Estate	169,436	24,070	193,506
Agricultural	48,862	2,663	51,525
Commercial Real Estate	718,238	91,013	809,251
Commercial and Industrial	125,115	12,883	137,998
Consumer	54,586	-	54,586
Other	21,855	10,000	31,855
	$1,510,219	$160,054	$1,670,273

The following table summarizes the Company’s nonaccrual, past due 90 days or more and still accruing loans, and accruing troubled debt restructurings as of December 31 for each of the last five years:

	(In Thousands)
	2021	2020	2019	2018	2017
Nonaccrual loans	$8,076	$9,404	$3,400	$542	$1,003
Accruing loans past due 90 days or more	-	-	-	-	-
Troubled Debt Restructurings, not included above	1,076	941	980	104	587
Total	$9,152	$10,345	$4,380	$646	$1,590

Although loans may be classified as non-performing, some pay on a regular basis, and many continue to pay interest irregularly or at less than original contractual rates.  Interest income that would have been recorded under the original terms of these loans would have aggregated $502 thousand for 2021, $272 for 2020 and $193 thousand for 2019. Any collections of interest on nonaccrual loans are included in interest income when collected unless it is on an impaired loan with a specific allocation.  A collection of interest on an impaired loan with a specific allocation is applied to the loan balance to decrease the allocation. Total interest collections, whether on an accrued or cash basis, amounted to $292 thousand for 2021, $269 thousand for 2020 and $117 thousand for 2019.

Loans are placed on nonaccrual status in the event that the loan is in past due status for more than 90 days or payment in full of principal and interest is not expected.  The Bank had nonaccrual loan balances of $8.1 million at December 31, 2021 compared to balances of $9.4 million and $3.4 million as of year-end 2020 and 2019. All of the balances of nonaccrual loans for the past three years were collaterally secured.

As of December 31, 2021, the Bank had $55.4 million of loans which it considers to be “potential problem loans” in that the borrowers are experiencing financial difficulties which are not reflected in the table above. At December 31, 2020, the Bank had $56.3 million of these loans and at December 31, 2019, the Bank had $60.2 million of these loans.  These loans are subject to constant management attention and are reviewed at least monthly. The amount of the potential problem loans was considered in management’s review of the loan loss reserve at December 31, 2021 and 2020.

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

As of December 31, 2021, the Bank had loans outstanding to individuals and firms engaged in the various fields of agriculture in the amount of $118.4 million with an additional $198.3 million in agricultural real estate loans which compared to $94.4 and $189.2 million respectively as of December 31, 2020.  The ratio of this segment of loans to the total loan portfolio is not considered unusual for a bank engaged in and servicing rural communities.

Interest rate modification to reflect a decrease in market interest rates or maintain a relationship with the debtor, where the debtor is not experiencing financial difficulty and can obtain funding from other sources, is not considered a troubled debt restructuring. As of December 31, 2021, the Bank had $7.6 million of its loans that were classified as troubled debt restructurings, of which $6.5 million are included in nonaccrual loans.  This compares to $6.5 million of troubled debt restructurings, of which $5.6 million are included in nonaccrual loans for 2020 and $956.3 thousand of troubled debt restructuring, of which $50.3 thousand are included in nonaccrual loans for 2019.

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

As presented in the table on the next page, charge-offs increased to $1.3 million for 2021. 61.1% of the charge-offs stemmed from the commercial and industrial portfolio. Charge-offs were $720 thousand for 2020, $841 thousand for 2019, preceded by $580 thousand for 2018 and $288 thousand for 2017.  Recoveries were $458 thousand in 2021 compared to $183, $156, $163 and $150 thousand for 2020, 2019, 2018 and 2017, respectively. The net charge-offs for the last five years were all under $900 thousand with 2021 the highest at $874 thousand and 2017 the lowest at $138 thousand.

Higher provision expense was used to fund the ALLL for loan growth in 2019. 2021 and 2020 had higher provision expense due to the uncertainty surrounding COVID-19 and its impact on individuals and businesses. For 2017 and 2018, the provision was used to replenish the balance decreased by the net charge-off activity. Overall, the ALLL increased from $6.9 million at year-end 2017 to $16.2 million at year-end 2021. After adding the allowance for unfunded loan commitments, the ACL ended 2021 at $17.3 million. As the ratios on the bottom of the following table show, the trends for each have improved or remained constant over the five years shown. Asset quality and the ACL are both strong and emphasize the level of credit quality.

In reviewing the bigger picture of the allowance for loan and lease loss, the years with the higher percentage of ALLL to total nonperforming loans ratio account for the lower level of nonaccrual loans. This demonstrates the extended time period with which it has taken to achieve resolution and/or collection of these loans. The ratio of ALLL to nonperforming loans increased beginning in 2017 with a significant drop in 2019 followed by a slight drop in 2020 and a slight increase in 2021. 2020’s provision expense was the highest of the five years shown largely due to the uncertainty surrounding COVID-19.  Loan growth in 2021, 2020 and 2019 reached double-digit percentage increases for all three years. The ALLL to nonperforming loans for all years remained more than adequate and emphasizes the existing strong level of credit quality.

The following table presents a reconciliation of the allowance for credit losses for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	(In Thousands)
	2021	2020	2019	2018	2017
Loans	$1,857,419	$1,302,990	$1,218,999	$846,374	$823,024
Daily average of outstanding loans	$1,522,088	$1,313,675	$1,129,231	$831,614	$783,140
Nonaccrual loans	$8,076	$9,404	$3,400	$542	$1,003
Nonperforming loans	$8,076	$9,404	$3,400	$542	$1,003
Allowance for Loan Losses - Jan 1	$13,672	$7,228	$6,775	$6,868	$6,784
Loans Charged off:
Consumer Real Estate	19	35	98	63	4
Agricultural Real Estate	105	-	-	-	-
Agricultural	143	-	37	-	-
Commercial Real Estate	-	8	-	16	21
Commercial and Industrial	814	297	215	142	-
Consumer	251	380	491	359	263
	1,332	720	841	580	288
Loan Recoveries:
Consumer Real Estate	13	9	-	18	13
Agricultural Real Estate	-	-	-	-	-
Agricultural	14	-	3	8	8
Commercial Real Estate	10	10	11	10	15
Commercial and Industrial	257	24	22	13	12
Consumer	164	140	120	114	102
	458	183	156	163	150
Net Charge-offs:
Consumer Real Estate	6	26	98	45	(9)
Agricultural Real Estate	105	-	-	-	-
Agricultural	129	-	34	(8)	(8)
Commercial Real Estate	(10)	(2)	(11)	6	6
Commercial and Industrial	557	273	193	129	(12)
Consumer	87	240	371	245	161
	874	537	685	417	138
Provision for loan loss	3,444	6,981	1,138	324	222
Acquisition provision for loan loss	-	-	-	-	-
Allowance for Loan & Lease Losses - Dec 31	16,242	13,672	7,228	6,775	6,868
Allowance for Unfunded Loan Commitments & Letters of Credit - Dec 31	1,041	641	479	274	227
Total Allowance for Credit Losses - Dec 31	$17,283	$14,313	$7,707	$7,049	$7,095
Ratio of Net Charge-offs to Average Outstanding Loans	0.06%	0.04%	0.06%	0.05%	0.02%
Ratio of Nonaccrual Loans to Loans	0.43%	0.72%	0.28%	0.06%	0.12%
Ratio of the Allowance for Loan & Lease Losses to Loans	0.87%	1.05%	0.59%	0.80%	0.83%
Ratio of the Allowance for Loan & Lease Losses to Nonaccrual Loans	201.11%	145.47%	209.70%	1249.57%	684.83%
Ratio of the Allowance for Loan & Lease Losses to Nonperforming Loans	201.11%	145.47%	209.70%	1249.57%	684.83%

*Nonperforming loans are defined as all loans on nonaccrual, plus any loans past due 90 days not on nonaccrual.

Allocation of ALLL per Loan Category in terms of dollars and percentage of loans in each category to total loans is as follows:

	2021		2020		2019		2018		2017
	Amount		Amount		Amount		Amount		Amount
	(000's)%		(000's)%		(000's)%		(000's)%		(000's)%
Balance at End of Period Applicable To:
Consumer Real Estate	$857	21.31	$633	13.45	$311	13.51	$247	9.48	$343	10.11
Agricultural Real Estate	1,040	10.66	958	14.49	314	16.31	250	8.10	244	7.78
Agricultural	709	6.38	701	7.25	691	9.18	768	12.83	667	11.57
Commercial Real Estate	9,130	45.61	7,415	45.10	3,634	45.14	3,217	49.52	3,149	49.81
Commercial and Industrial	3,847	11.20	3,346	15.67	1,727	11.81	1,305	15.10	1,546	16.14
Consumer	625	3.11	606	4.04	551	4.05	484	4.97	441	4.59
Unallocated	34	1.73	13	0.00	-	0.00	504	0.00	478	0.00
Allowance for Loan & Lease Losses	$16,242	100.00	$13,672	100.00	$7,228	100.00	$6,775	100.00	$6,868	100.00
Off Balance Sheet Commitments	1,041		641		479		274		227
Total Allowance for Credit Losses	$17,283		$14,313		$7,707		$7,049		$7,095

Deposits

The amount of outstanding time certificates of deposits and other time deposits in amounts of $100,000 or more by maturity both in total and uninsured greater than $250,000 as of December 31, 2021 are as follows:

	(In Thousands)
		Over Three	Over Six
		Months	Months Less	Over
	Under	Less than	Than One	One
	Three Months	Six Months	Year	Year
Time Deposits	$47,976	$38,079	$66,438	$107,462
Uninsured Time Deposits	$13,294	$29,595	$28,071	$3,417

The following table presents the average amount of and average rate paid on each deposit category:

	(In Thousands)
	Non-Interest	Interest	Savings	Time
	DDAs	DDAs	Accounts	Accounts
December 31, 2021:
Average balance	$400,801	$635,544	$510,092	$306,600
Average rate	0.00%	0.24%	0.18%	1.16%
December 31, 2020:
Average balance	$304,276	$503,771	$375,898	$264,827
Average rate	0.00%	0.66%	0.26%	1.68%
December 31, 2019:
Average balance	$243,551	$422,778	$298,101	$265,046
Average rate	0.00%	1.49%	0.45%	1.95%

Uninsured deposits greater than $250,000 are presented by year in the table below:

	(In Thousands)
	2021	2020	2019
Uninsured Deposits	$436,628	$320,483	$213,371

Liquidity

Liquidity remains adequate and up from prior years as the Bank has increased the investment portfolio in 2020 and 2021.  The Bank has access to $69.0 million of unsecured borrowings through correspondent banks, $94.2 million through a Cash Management Advance with the Federal Home Loan Bank and $313.6 million of unpledged securities which may be sold or used as collateral. The amount of unpledged securities increased almost $106.9 million as compared to 2020.  For the Bank, an additional $91.2 million is also available from the Federal Home Loan Bank based on current collateral pledging.  At the present time, only 1-4 family and home equity portfolios are pledged.  Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

Maintaining sufficient funds to meet depositor and borrower needs on a daily basis continues to be among management’s top priorities. This is accomplished not only by immediate liquid resources of cash, due from banks and federal funds sold, but also by the Bank’s available for sale securities portfolio. The average aggregate balance of these assets was $396.3 for 2021, $244.0 for 2020 and $196.9 million for 2019. This represented 17.8%, 13.8%, and 13.1% of total average assets, respectively.  Of the almost $420.9 million of debt securities in the Bank’s portfolio as of December 31, 2021, $8.8 million, or 0.2% of the portfolio, is expected to receive payments or mature in 2022. This liquidity provides the opportunity to fund loan growth by analysis of the lowest cost and source of funds whether by increasing deposits, sales or runoff of investments or utilizing debt.

In addition to the Bank’s investment portfolio, the Company has $9.0 million held in the holding company’s investment portfolio. $703.3 thousand of those investments will mature or receive payments in the next twelve months. These funds provide liquidity to the Company. The Bank has been declaring additional dividends each quarter to provide this liquidity to the Company.  The Captive has also upstreamed dividends to the Company and is expected to continue annually as long as reserve levels are adequately provided for. This provides additional liquidity for Company activities.

Historically, the primary source of liquidity has been core deposits that include noninterest bearing and interest bearing demand deposits, savings, money market accounts and time deposits of individuals. Core deposit balances increased in all categories as of December 31, 2021 compared to same date 2020.  Average total savings balances increased $266.0 million in 2021 as compared to 2020.  Core deposit balances as of year-end 2020 increased in all categories except for time deposits as compared to 2019. Overall deposits increased an average of $219.3 million in 2020 and $299.7 million in 2019. The Bank did not purchase Federal Funds during 2021; however, did purchase Federal Funds at times during 2019 through 2020. The average balance for 2020 was $2.2 million and for 2019 $2.1 million. The Bank is comfortable accessing these funds on a regular basis.

Historically, the primary use of new funds is placing the funds back into the community through loans for the acquisition of new homes, consumer products and for business development.  The use of new funds for loans is measured by the loan to deposit ratio.  The Bank’s average loan to deposit ratio was 82.1% for 2021, 90.7% for 2020 and 91.8% for 2019.  The Bank’s goal is for this ratio to be higher in the 80-90 percent range with loan growth being the driver.  The Bank ended the year 2021 at an 84.8% loan to deposit ratio.

Short-term debt such as federal funds purchased, and securities sold under agreement to repurchase also provides the Company with liquidity. Short-term debt for both federal funds purchased, and securities sold under agreement to repurchase amounted to $29.3 million at December 31, 2021, $30.2 million at December 31, 2020, and $48.1 million at the end of 2019. These accounts are used to provide a sweep product to the Bank’s commercial customers and for some term deposits. The repurchase agreements are for term deposits only.

“Other borrowings” are also a source of funds.  Other borrowings consist of loans from the Federal Home Loan Bank of Cincinnati and Indianapolis and a correspondent bank.  These funds are then used to provide loans in our community. On January 1, 2019, the Bank acquired $49.5 million of borrowings from the Federal Home Loan Bank of Indianapolis.  During 2021, 2020 and 2019, $157.8 thousand, $7.5 million and $23.9 million, respectively either matured and was paid off or was paid down.  On October 1, 2021, the Bank acquired $6.0 million of borrowings due in 2024 from the Federal Home Loan Bank of Cincinnati.

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

Historically, the Bank has maintained liquidity through cash flows generated in the normal course of business, loan repayments, maturing earning assets, the acquisition of new deposits, and borrowings. The Bank's asset and liability management program is designed to maximize net interest income over the long term while taking into consideration both credit and interest rate risk. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds on which rates change daily and loans that are tied to the market rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market certificates are much more interest rate sensitive than passbook savings accounts. The Bank utilizes shock analysis to examine the amount of exposure an immediate rate change of 100, 200, 300 and 400 basis points in both increasing and decreasing directions would have on the financials. Acceptable ranges of earnings and equity at risk are established and decisions are made to maintain those levels based on the shock results.

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

Contractual Obligations

Contractual Obligations of the Company totaled $603.7 million as of December 31, 2021. Time deposits, contractual agreements for certificates of deposits held by its customers, were $471.5 million. Securities sold under agreement to repurchase were $29.3 million.  Short term debt, two loans secured for the acquisition of Perpetual Federal Savings Bank, was $40.0 million while long term debt, borrowings with the Federal Home Loan Bank and subordinated notes, was 59.1 million.  Short term and long term debt is further defined in Note 9 of the Consolidated Financial Statements.

Capital Resources

Stockholders’ equity was $297.2 million as of December 31, 2021 compared to $249.2 million at December 31, 2020. Dividends declared during 2021 were $0.71 per share totaling $8.2 million and dividends declared during 2020 were $0.66 per share totaling $7.3 million. Throughout 2021, the Company awarded 48,750 shares of restricted stock awards to 96 employees. During 2020, the Company awarded 37,382 shares of restricted stock to 92 employees. For a summary of activity as it relates to the Company’s restricted stock awards, please refer to Note 11: Employee Benefit Plans in the consolidated financial statements. On December 31, 2021 the Company held 997,766 shares in Treasury Stock and 111,131 unvested shares of restricted stock.   At year-end 2020, the Company held 1,032,456 shares in Treasury stock and 88,226 unvested shares of restricted stock. On January 25, 2022 the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 600,000 shares of its outstanding common stock commencing January 25, 2022 and ending December 31, 2022. The Company has a history of approving a similar resolution to be in effect each year for at least the last five years.

The Company continues to have a strong capital base and maintains regulatory capital ratios that are above the defined regulatory capital ratios. At December 31, 2021, the Bank had total risk-based capital ratio of 15.22%. Core capital to risk-based asset ratio of 14.26% for the Bank, is well in excess of regulatory guidelines.  The Bank’s leverage ratio of 10.25% is also substantially in excess of regulatory guidelines. Under Basel III, the common equity Tier 1 Capital to risk-weighted assets ratio is also well above the required 4.50% and the 6.50% well capitalized levels with the Bank at 14.26%. As a result of the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act (EGRRCPA) in 2018, the Company is no longer subject to regulatory capital ratio requirements as long as its total consolidating assets are less than $3.0 billion. For further discussion and analysis of regulatory capital requirements, refer to Note 15 of the Audited Financial Statements.

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

At December 31, 2021, the shocks presented below assume an immediate change of rate in the percentages and directions shown:

Interest Rate Shock on				Interest Rate Shock on
Net Interest Margin				Net Interest Income
Net Interest	% Change	Rate	Rate	Cumulative	% Change
Margin (Ratio)	to Flat Rate	Direction	changes by	Total ($000)	to Flat Rate
3.55%	7.78%	Rising	3.00%	80,262	8.66%
3.51%	6.55%	Rising	2.00%	79,132	7.13%
3.44%	4.25%	Rising	1.00%	77,207	4.53%
3.30%	0.00%	Flat	0.00%	73,863	0.00%
3.15%	-4.28%	Falling	-1.00%	70,695	-4.29%
3.03%	-8.04%	Falling	-2.00%	67,918	-8.05%
2.90%	-12.14%	Falling	-3.00%	64,885	-12.16%

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

ITEM 8.  FINANCIAL STATEMENTS

Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2021 and 2020.

Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Changes to Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Farmers & Merchants Bancorp, Inc.

Archbold, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Farmers & Merchants Bancorp, Inc. (Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes to shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Note 4 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $16.24 million at December 31, 2021.  The Company also describes in Note 1 of the consolidated financial statements the "Allowance for Loan Losses" accounting policy around this estimate.  The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired and an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

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

Our audit procedures related to the estimated allowance for loan losses included:

•

Testing the design effectiveness of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans, establishment of specific reserves on impaired loans, and  management’s review controls over the ALLL balance as a whole including attending internal Company Historical Loss Factors & Minimums meeting, Qualitative Analysis Adjustments Committee meeting and Audit Committee discussions and analysis

•	Testing clerical/computational accuracy of the formulas within the Company’s ALLL calculation
•	Testing of completeness and accuracy of the underlying data utilized in the ALLL, including reports used in management review controls over the ALLL
•

Testing of the loan review function and the accuracy of loan grades determined.  Specifically, utilizing internal loan review professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on impaired loans

•

Evaluating the overall reasonableness of qualitative factor adjustments to historical loss and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years

Mergers and Acquisitions

As described in Note 2 to the consolidated financial statements, the Company consummated the acquisitions of two financial institutions during the year ended December 31, 2021, resulting in the expansion of the Company’s operating foot print and additional goodwill of approximately $33 million being recognized on the Company’s consolidated balance sheet.  As part of the acquisitions consummated during the year, management determined that the acquisitions qualified as a business and accordingly all identifiable assets and liabilities acquired were valuated at fair value as part of the purchase price allocation as of acquisition date.  The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

We identified the consummated acquisitions and the valuation of acquired assets and assumed liabilities as a critical audit matter.  Auditing the acquired balance sheets and acquisition related considerations involved a high degree of subjectivity in evaluating management's operational assumptions of the newly acquired divisions, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining and reviewing executed Plan and Agreement of Merger documents to gain an understanding of the underlying terms of the consummated acquisition;
•	Testing the design effectiveness of management’s acquisition controls to gain an understanding of cut-off procedures performed and asset/liability identification considerations made;
•

Testing management’s purchase accounting spreadsheets focusing on the completeness and accuracy of the balance sheet acquired and related fair value purchase price allocations made to identified assets acquired and liabilities assumed;

•

Obtaining all significant outside vendor valuation estimates and challenging management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing all critical inputs, assumptions applied, and valuation models utilized by the outside vendors;

•	Utilization of BKD Forensics & Valuation Services group to assist with testing the related fair value purchase price allocations made to identified assets acquired and liabilities assumed;
•	Testing the goodwill calculation resulting from the acquisition consummated, being the difference between the total net consideration paid and the fair value of the net assets acquired;
•	Reviewing and evaluating the adequacy of the disclosures made in the footnotes of the Company’s SEC filings

We have served as the Company's auditor since 2014.

Fort Wayne, Indiana

February 22, 2022

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

(000’s Omitted, Except Share Data)

	2021	2020
Assets
Assets
Cash and due from banks	$135,485	$98,279
Federal funds sold	45,338	77,427
Total cash and cash equivalents	180,823	175,706
Interest-bearing time deposits	10,913	4,653
Securities - available-for-sale	429,931	307,812
Other securities, at cost	8,162	5,939
Loans held for sale	7,714	7,740
Loans, net	1,841,177	1,289,318
Premises and equipment	26,913	27,063
Goodwill	80,434	47,340
Mortgage servicing rights	3,157	3,320
Other real estate owned	159	71
Bank owned life insurance	27,558	25,208
Other assets	21,359	15,374
Total Assets	$2,638,300	$1,909,544
Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	$473,689	$351,147
Interest-bearing
NOW accounts	650,466	542,317
Savings	597,828	455,145
Time	471,479	247,553
Total deposits	2,193,462	1,596,162
Federal funds purchased and securities sold under agreement to repurchase	29,268	30,239
Federal Home Loan Bank (FHLB) advances	24,065	17,861
Other borrowings	40,000	-
Subordinated notes, net of unamortized issuance costs	34,471	-
Dividend payable	2,461	1,889
Accrued expenses and other liabilities	17,406	14,233
Total liabilities	2,341,133	1,660,384

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,063,999 shares 12/31/21 and 12,230,000 shares 12/31/20	122,674	81,804
Treasury stock - 997,766 shares 12/31/21, 1,032,456 shares 12/31/20	(11,724)	(11,932)
Retained earnings	189,401	173,591
Accumulated other comprehensive income (loss)	(3,184)	5,697
Total stockholders' equity	297,167	249,160
Total Liabilities and Stockholders' Equity	$2,638,300	$1,909,544

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31, 2021, 2020 and 2019

(000’s Omitted, Except Per Share Data)

	2021	2020	2019
Interest Income
Loans, including fees	$71,645	$65,317	$62,213
Debt securities:
U.S. Treasury and government agencies	3,496	3,369	3,341
Municipalities	1,170	1,079	837
Dividends	174	142	293
Federal funds sold	31	20	416
Other	324	242	1,206
Total interest income	76,840	70,169	68,306
Interest Expense
Deposits	5,418	8,638	12,942
Federal funds purchased and securities sold under agreements to repurchase	649	775	734
Borrowed funds	785	980	1,083
Subordinated notes	490	-	-
Total interest expense	7,342	10,393	14,759
Net Interest Income Before Provision for Loan Losses	69,498	59,776	53,547
Provision for Loan Losses	3,444	6,981	1,138
Net Interest Income After Provision for Loan Losses	66,054	52,795	52,409
Noninterest Income
Customer service fees	9,671	8,893	6,726
Other service charges and fees	3,748	3,602	4,443
Net gain on sale of loans	3,897	4,022	677
Net gain (loss) on sale of available-for-sale securities	293	270	(26)
Total noninterest income	17,609	16,787	11,820
Noninterest Expense
Salaries and wages	20,184	18,488	16,329
Employee benefits	7,322	5,601	5,558
Net occupancy expense	2,184	2,271	2,317
Furniture and equipment	3,324	3,143	2,775
Data processing	3,501	1,768	2,553
Franchise taxes	1,473	1,346	981
ATM expense	1,846	1,690	1,715
Advertising	1,436	1,332	1,569
Net loss on sale of other assets owned	434	7	81
FDIC assessment	1,073	633	183
Mortgage servicing rights amortization	1,580	1,031	487
Consulting fees	1,634	968	668
Other general and administrative	8,175	6,098	6,251
Total noninterest expense	54,166	44,376	41,467
Income Before Income Taxes	29,497	25,206	22,762
Income Taxes	6,002	5,111	4,360
Net Income	$23,495	$20,095	$18,402

Basic and Diluted Earnings Per Share	$2.01	$1.80	$1.66
Dividends Declared	$0.71	$0.66	$0.61

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021, 2020 and 2019

(000’s Omitted)

	2021	2020	2019
Net Income	$23,495	$20,095	$18,402
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(10,948)	6,091	5,179
Reclassification adjustment for realized (gain) loss on sale of available-for-sale securities	(293)	(270)	26
Net unrealized gain (loss) on available-for-sale securities	(11,241)	5,821	5,205
Tax expense (benefit)	(2,360)	1,222	1,093
Other comprehensive income (loss)	(8,881)	4,599	4,112
Comprehensive Income	$14,614	$24,694	$22,514

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes to Stockholders’ Equity

For the Years Ended December 31, 2021, 2020 and 2019

(000’s Omitted, Except Per Share Data)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2019	9,285,261	$10,823	$(12,409)	$147,887	$(3,014)	$143,287
Net income				18,402		18,402
Other comprehensive income					4,112	4,112
Issuance of 1,830,000 shares of common stock in acquisition	1,830,000	70,437				70,437
Purchase of treasury stock	(13,206)		(381)			(381)
Issuance of 38,100 shares of restricted stock (Net of forfeitures - 3,220)	34,880	(813)	334	526		47
Stock-based compensation expense		1,088				1,088
Cash dividends declared - $0.61 per share				(6,734)		(6,734)
Balance - December 31, 2019	11,136,935	81,535	(12,456)	160,081	1,098	230,258
Net income				20,095		20,095
Other comprehensive income					4,599	4,599
Issuance of 40,049 shares of common stock in acquisition	40,049		500	325		825
Purchase of treasury stock	(16,779)		(383)			(383)
Issuance of 37,382 shares of restricted stock (Net of forfeitures - 2,175)	35,207	(755)	383	373		1
Stock-based compensation expense		1,024				1,024
Director stock awards	2,132		24	24		48
Cash dividends declared - $0.66 per share				(7,307)		(7,307)
Balance - December 31, 2020	11,197,544	81,804	(11,932)	173,591	5,697	249,160
Net income				23,495		23,495
Other comprehensive loss					(8,881)	(8,881)
Issuance of 1,833,845 shares of common stock in acquisition	1,833,845	41,078				41,078
Purchase of treasury stock	(14,611)		(338)			(338)
Issuance of 48,750 shares of restricted stock (Net of forfeitures - 2,575)	46,175	(1,030)	507	523		-
Stock-based compensation expense		822				822
Director stock awards	3,280		39	34		73
Cash dividends declared - $0.71 per share				(8,242)		(8,242)
Balance - December 31, 2021	13,066,233	$122,674	$(11,724)	$189,401	$(3,184)	$297,167

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020, 2019
(000’s Omitted)

	2021	2020	2019
Cash Flows from Operating Activities
Net income	$23,495	$20,095	$18,402
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,610	2,531	2,307
Amortization of premiums on available-for-sale securities, net	2,203	1,289	822
Servicing rights amortization and impairment	1,580	1,031	487
Amortization of core deposit intangible	677	720	727
Amortization of customer list intangible	123	16	-
Net amortization (accretion) of fair value adjustments	(1,231)	455	(1,379)
Amortization of subordinated note issuance costs	50	-	-
Stock-based compensation expense	822	1,024	1,088
Director stock awards	73	48	-
Deferred income taxes	(1,805)	(1,691)	292
Provision for loan losses	3,444	6,981	1,138
Gain on sale of loans held for sale	(3,897)	(4,022)	(677)
Originations of loans held for sale	(121,172)	(210,029)	(73,562)
Proceeds from sale of loans held for sale	125,095	210,559	68,579
Loss on sale of other assets owned	434	7	81
(Gain) loss on sales of available-for-sale securities	(293)	(270)	26
Increase in cash surrender value of bank owned life insurance	(636)	(359)	(351)
Gain on bank owned life insurance	-	(430)	-
Change in other assets and other liabilities, net	3,169	(573)	5,951
Net cash provided by operating activities	34,741	27,382	23,931
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	56,310	91,003	67,071
Sales	9,292	11,843	11,100
Purchases	(170,629)	(183,563)	(110,166)
Activity in other securities, at cost:
Sales	-	-	237
Purchases	(670)	(129)	(21)
Purchase of bank owned life insurance	-	(10,000)	-
Proceeds from bank owned life insurance	-	816	-
Change in interest-bearing time deposits	20,216	(344)	(290)
Proceeds from redemption of FHLB stock	1,522	-	-
Proceeds from sales of other assets owned	457	226	564
Additions to premises and equipment	(1,965)	(3,222)	(3,510)
Loan originations and principal collections, net	(167,867)	(84,354)	(112,212)
Acquisition of Limberlost, net of cash received	-	-	(2,089)
Acquisition of Ossian Financial Services, Inc., net of cash received	228	-	-
Acquisition of Perpetual Federal Savings Bank, net of cash received	(12,588)	-	-
Net cash used in investing activities	(265,694)	(177,724)	(149,316)
Cash Flows from Financing Activities
Net change in deposits	170,785	307,648	153,088
Net change in federal funds purchased and securities sold under agreements to repurchase	(971)	(17,834)	15,892
Repayment of FHLB advances	(157)	(7,493)	(23,938)

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020, 2019
(000’s Omitted)

Proceeds of other borrowings	$40,000	$-	$-
Purchase of treasury stock	(338)	(383)	(381)
Proceeds from issuance of subordinated notes	34,421	-	-
Cash dividends paid on common stock	(7,670)	(7,186)	(6,345)
Net cash provided by financing activities	236,070	274,752	138,316
Net Increase in Cash and Cash Equivalents	5,117	124,410	12,931
Cash and Cash Equivalents - Beginning of Year	175,706	51,296	38,365
Cash and Cash Equivalents - End of Year	$180,823	$175,706	$51,296

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020, 2019

(000’s Omitted)

	2021	2020	2019
Supplemental Information
Supplemental cash flow information:
Interest paid	$7,048	$10,093	$13,540
Income taxes paid	6,150	6,473	3,954
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	287	71	287
Cash dividends declared not paid	2,461	1,889	1,768
The Company purchased all of the capital stock of Limberlost for $78,902 on January 1, 2019. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$-	$-	$336,380
Less: common stock issued	-	-	70,437
Cash paid for the capital stock	-	-	8,465
Liabilities assumed	$-	$-	$257,478
The Company purchased the assets of Adams County Financial Resources by issuing 40,049 shares of common stock on November 16, 2020.
Fair value of assets acquired	$-	$825	$-
Less: common stock issued	-	825	-
Cash paid for the capital stock	-	-	-
Liabilities assumed	$-	$-	$-
The Company purchased the assets of Ossian Financial Services, Inc. for $20,001 on April 30, 2021. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$137,058	$-	$-
Less: common stock issued	-	-	-
Cash paid for the capital stock	20,001	-	-
Liabilities assumed	$117,057	$-	$-
The Company purchased all of the capital stock of Perpetual Federal Savings Bank for $100,312 on October 1, 2021. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$420,162	$-	$-
Less: common stock issued	41,078	-	-
Cash paid for the capital stock	59,234	-	-
Liabilities assumed	$319,850	$-	$-

See Notes to Consolidated Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

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
December 31, 2021, 2020, 2019
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

Other Securities

Other Securities consist of stock in the Federal Home Loan Banks of Cincinnati and Indianapolis (the “FHLBs”), which is held to enable the Bank to conduct business with the entities. The FHLBs sell and purchase their stock at par.  The FHLBs stock is carried at cost and held as collateral security for all indebtedness of the Bank to the Federal Home Loan Bank.  The FHLBs stock is evaluated for impairment as conditions warrant.  Other Securities also include the Bank’s capital contributions to three Ohio Equity Funds for Housing Limited Partnership.

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
December 31, 2021, 2020, 2019
Note 1 - Summary of Significant Accounting Policies (Continued)

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
December 31, 2021, 2020, 2019
Note 1 - Summary of Significant Accounting Policies (Continued)

investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in operating income as loan payments are received.  Costs of servicing loans are charged to expense as incurred.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed for impairment at least annually. If possible impairment is likely, the Bank will utilize the assistance of an independent third party for an appraisal and any such impairment is recognized in the period identified.  Periodically, the Bank will have an independent third party assess the possibility of impairment of Goodwill.  Such an assessment was performed as of September 30, 2020. The goodwill impairment analysis consisted of a first step goodwill impairment test which was used to identify potential impairment by comparing the fair value of the relevant reporting entity with its carrying value, including goodwill. The analysis was performed under guidance of FASB ASC 350.  In quantitative testing completed as of November 30, 2021, the excess fair value of capital was $48.8 million or 14.5% over the carrying value and was over 60% the value of goodwill being carried. Therefore, the Bank concluded it is unlikely impairment of goodwill has occurred from the goodwill established from the Bank’s acquisition of Knisely on December 31, 2007, the acquisition of Bank of Geneva on January 1, 2019, the acquisition of Ossian State Bank on April 30, 2021 and the acquisition of Perpetual Federal Savings Bank on October 1, 2021.

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

Foreclosed Real Estate

Foreclosed real estate held for sale is carried at the lower of fair value minus estimated costs to sell, or cost. Costs of holding foreclosed real estate are charged to expense in the current period, except for significant property improvements, which are capitalized. Valuations are periodically performed by management and an allowance is established by a charge to noninterest expense if the carrying value exceeds the fair value minus the estimated costs to sell.  Foreclosed real estate is classified as other real estate owned.  The net loss from operations of foreclosed real estate held for sale is reported in noninterest expense. At December 31, the Bank’s holding of other real estate owned totaled $159 thousand and $71 thousand for 2021 and 2020, respectively.

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
December 31, 2021, 2020, 2019
Note 1 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Accounting Standards Codification 606, “Revenue from Contracts with Customer” (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Revenue generated from financial instruments, including loans and investment securities, are not included within the scope of ASC 606.  The adoption of ASC 606 did not result in a change to the accounting for any of the Company’s revenue streams that are within scope of the amendments.  Revenue-generating activities that are within the scope of ASC 606 that are presented as noninterest income in the Company’s consolidated statements of income include:

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

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. Based on management’s analysis, the Company did not have any uncertain tax positions as of December 31, 2021 and 2020.  With a few exceptions, the Company is no longer subject to U.S. Federal, state or local examinations by tax authorities for years before 2018.

Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  See Note 12 for additional information.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
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

The components of other comprehensive income (loss) and related tax effects are as follows:

	(In Thousands)
	2021	2020	2019
Net unrealized gain (loss) on available-for-sale securities	$(10,948)	$6,091	$5,179
Reclassification adjustment for (gain) loss on sale of available-for-sale securities	(293)	(270)	26
Net unrealized gain (loss) on available-for-sale securities	(11,241)	5,821	5,205
Tax expense (benefit)	(2,360)	1,222	1,093
Other comprehensive income (loss)	$(8,881)	$4,599	$4,112

Reclassification

Certain amounts in the 2020 and 2019 consolidated financial statements have been reclassified to conform with the 2021 presentation.  These reclassifications had no effect on net income.

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
December 31, 2021, 2020, 2019
Note 1 - Summary of Significant Accounting Policies (Continued)

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

The Company has contracted with an external advisor and has formed a committee to determine the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable management to review scenarios and determine which calculations will produce the most reliable results. The Company began working with the third-party service provider to review parallel reports starting in June 2019.  The Company will adopt ASU 2016-13 on January 1, 2023.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 2 – Business Combination & Asset Purchase

On October 1, 2021, the Company acquired Perpetual Federal Savings Bank, (PFSB), a community bank with one full-service office in Urbana, Ohio.  Shareholders of PFSB elected to receive either 1.7766 shares of FMAO stock or $41.20 per share in cash for each PFSB share owned, subject to adjustment based upon 1,833,999 shares of FMAO to be issued in the merger.  PFSB had 2,470,032 shares outstanding on October 1, 2021. The share price of Farmers & Merchants Bancorp, Inc. (FMAO) stock on October 1, 2021 was $22.40.  Total consideration for the acquisition was approximately $100.3 million consisting of $59.2 million in cash and $41.1 million in stock.  As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs.  The Company also expects to reduce costs through economies of scale.

In 2021, the Company has incurred additional third-party acquisition-related costs of $1.7 million.  These expenses are comprised of employee benefits of $131.5 thousand, data processing costs of $444.9 thousand, consulting fees of $636.8 thousand and other general and administrative expense of $488.3 thousand in the Company’s consolidated statement of income for the year ended December 31, 2021.

Under the acquisition method of accounting, the total purchase was allocated to net tangible and intangible assets based on their current estimated fair values on the date of acquisition.  Of the total purchase price of $100.3 million, $668 thousand has been allocated to core deposit intangible included in other assets and is being amortized over seven years on a straight line basis.  Goodwill of $25.2 million, resulting from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and Perpetual Federal Savings Bank.  Of that total amount, none of the purchase price is deductible for tax purposes.  The following table summarizes the consideration paid for Perpetual Federal Savings Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 2 – Business Combination & Asset Purchase (Continued)

Fair Value of Consideration Transferred
(In Thousands)
Cash	$59,234
Common Shares (1,833,845 shares)	41,078
Total	$100,312

Recognized amounts of identifiable assets acquired and liabilities assumed

Assets
Cash and cash equivalents	$44,975
Federal funds sold	1,672
Interest-bearing time deposits	6,250
Other securities, at cost	2,794
Loans, net	334,661
Premises and equipment	615
Goodwill	25,220
Other assets	3,975
Total Assets Purchased	$420,162

Liabilities
Deposits
Noninterest bearing	$2,018
Interest bearing	309,090
Total deposits	311,108
Federal Home Loan Bank (FHLB) advances	6,218
Accrued expenses and other liabilities	2,524
Total Liabilities Assumed	$319,850

The fair value of the assets acquired includes loans with a fair value of $334.7 million.  The gross principal and contractual interest due under the contracts is $403.3 million, of which $5.6 million is expected to be uncollectible.  The loans have a weighted average life of 52 months.

The fair value of building and land included in premises and equipment was written down by $4 thousand with $297 thousand attributable to the buildings and is being amortized over the useful life of 16.2 years.

The fair value for certificates of deposit incorporates a valuation amount of $3.9 million which is being accreted over 1.6 years.  The fair value of Federal Home Loan Bank (FHLB) advances included a valuation amount of $218 thousand which is being accreted over 2.6 years.

The Company acquired loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it was probable that all contractually required payments would not be collected were considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date included information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit-impaired loans were accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which included estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance for credit losses related to these loans was not carried over and recorded at the

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 2 – Business Combination & Asset Purchase (Continued)

acquisition date.  Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporated the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The carrying amount of those loans is included in loans, net on the balance sheet at December 31, 2021.  The amounts of loans at October 1, 2021 and December 31, 2021 are as follows:

2021
(In Thousands)
Balance - October 1, 2021
Consumer Real Estate	$608
Agricultural Real Estate	118
Commercial Real Estate	234
Consumer	5
Carrying amount, net of fair value adjustment of $237	$728

Balance - December 31, 2021
Consumer Real Estate	$581
Agricultural Real Estate	114
Commercial Real Estate	5
Consumer	-
Carrying amount, net of fair value adjustment of $190	$510

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$962
Agricultural Real Estate	146
Commercial Real Estate	293
Consumer	6
Total required payments receivable	$1,407

Cash flows expected to be collected at acquisition	$728

Basis in acquired loans at acquisition	$965

During the fourth quarter 2021, two commercial real estate and one consumer purchased credit impaired loans were paid off in full.  The associated discount originally recognized at acquisition of $47.4 thousand was included in the loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2021.  The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $189.8 thousand at December 31, 2021 and $237.2 thousand at October 1, 2021.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 2 – Business Combination & Asset Purchase (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

2021
(In Thousands)
Beginning Balance	$-
Additions	5,592
Accretion	(330)
Reclassification from nonaccretable difference	-
Disposals	-
Ending Balance	$5,262

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

In 2021, the Company has incurred additional third-party acquisition-related costs of $2.2 million.  These expenses are comprised of employee benefits of $694.1 thousand, data processing costs of $938.9 thousand, consulting fees of $255.2 thousand, ATM expense of $13.8 thousand and other general and administrative expense of $255.0 thousand in the Company’s consolidated statement of income for the year ended December 31, 2021.

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
December 31, 2021, 2020, 2019
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

The fair value of the assets acquired includes loans with a fair value of $52.4 million.  The gross principal and contractual interest due under the contracts is $63.7 million, of which $1.1 million is expected to be uncollectible.  The loans have a weighted average life of 52 months.

The fair value of building and land included in premises and equipment was written down by $596 thousand with $244 thousand attributable to the buildings and is being accreted over the useful life of 39 years.

The fair value for certificates of deposit incorporates a valuation amount of $59 thousand which is being accreted over 1.4 years.

The Company acquired loans in the acquisition that had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Loans purchased with evidence of credit deterioration since origination and for which it was probable that all contractually required payments would not be collected were considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date included information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit-impaired loans were accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which included estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance for credit losses related to these loans was not carried over and recorded at the acquisition date.  Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporated the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 2 – Business Combination & Asset Purchase (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet at December 31, 2021.  The amounts of loans at April 30, 2021 and December 31, 2021 are as follows:

2021
(In Thousands)
Balance - April 30, 2021
Consumer Real Estate	$24
Agricultural Real Estate	981
Commercial Real Estate	315
Commercial and Industrial	314
Carrying amount, net of fair value adjustment of $325	$1,309

Balance - December 31, 2021
Consumer Real Estate	$22
Agricultural Real Estate	-
Commercial Real Estate	222
Commercial and Industrial	285
Carrying amount, net of fair value adjustment of $321	$208

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$28
Agricultural Real Estate	1,142
Commercial Real Estate	527
Commercial and Industrial	360
Total required payments receivable	$2,057

Cash flows expected to be collected at acquisition	$1,309

Basis in acquired loans at acquisition	$1,634

During the third quarter 2021, two agricultural real purchased credit impaired loans were paid off in full.  The associated discount originally recognized at acquisition of $4.2 thousand was included in the loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2021.  The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $320.6 thousand at December 31, 2021 and $324.8 thousand at April 30, 2021.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 2 – Business Combination & Asset Purchase (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

2021
(In Thousands)
Beginning Balance	$-
Additions	762
Accretion	(117)
Reclassification from nonaccretable difference	-
Disposals	-
Ending Balance	$645

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
December 31, 2021, 2020, 2019
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

Loans purchased with evidence of credit deterioration since origination and for which it was probable that all contractually required payments would not be collected were considered to be credit impaired.  Evidence of credit quality deterioration as of the purchase date included information such as past-due and nonaccrual status, borrower credit scores and recent loan to value percentages.  Purchased credit-impaired loans were accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which included estimated future credit losses expected to be incurred over the life of the loan.  Accordingly, an allowance for credit losses related to these loans was not carried over and recorded at the

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 2 – Business Combination & Asset Purchase (Continued)

acquisition date.  Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporated the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

The carrying amount of those loans is included in loans, net on the balance sheet at December 31, 2020.  The amounts of loans at January 1, 2019, December 31, 2019 and December 31, 2020 are as follows:

2019
(In Thousands)
Balance - January 1, 2019
Commercial	$4,094
Consumer RE	231
Consumer	71
Carrying amount, net of fair value adjustment of $2,118	$2,278

Balance - December 31, 2019
Commercial	$106
Consumer RE	-
Consumer	-
Carrying amount, net of fair value adjustment of $62	$44

2020
(In Thousands)
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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 2 – Business Combination & Asset Purchase (Continued)

During the second quarter 2019, two commercial purchased credit-impaired loans were paid off in full after the customer was able to secure financing at another financial institution.  The associated discount originally recognized at acquisition of $1.985 million was included in loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2019.  The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $0 at December 31, 2020, $62 thousand at December 31, 2019, and $2.118 million on January 1, 2019.

Changes in accretable yield, or income expected to be collected, are as follows:

	2021	2020
	(In Thousands)	(In Thousands)
Beginning Balance	$1,653	$2,021
Additions	17	3
Accretion	(431)	(427)
Reclassification from nonaccretable difference	-	62
Disposals	(41)	(6)
Ending Balance	$1,198	$1,653

The results of operations of Bank of Geneva, Ossian State Bank and Perpetual Federal Savings Bank have been included in the Company’s consolidated financial statements since the acquisition dates of January 1, 2019, April 30, 2021 and October 1, 2021, respectively.  The following schedule includes pro-forma results for the years ended December 31, 2021, 2020 and 2019 as if all three acquisitions had occurred as of the beginning of the comparable prior reporting periods.

	2021	2020	2019
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$78,064	$74,378	$70,313
Provision for Loan Losses	3,445	6,893	1,400
Net Interest Income After Provision for Loan Losses	74,619	67,485	68,913
Noninterest Income	18,548	17,282	12,350
Noninterest Expense	54,540	51,890	48,686
Income Before Income Taxes	38,627	32,877	32,577
Income Taxes	7,712	6,475	6,696
Net Income	$30,915	$26,402	$25,881
Basic and Diluted Earnings Per Share	$2.65	$2.28	$2.24

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

As mentioned previously, the acquisition of Bank of Geneva resulted in the recognition of $3.9 million in core deposit intangible assets, the acquisition of Ossian State Bank resulted in the recognition of $980.2 thousand in core deposits assets and the acquisition of Perpetual Federal Savings Bank resulted in the recognition of $668 thousand in core deposits which are all being amortized over its remaining economic useful life of 7 years on a straight line basis.  Core deposit intangible is included in other assets on the consolidated balance sheets.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 2 – Business Combination & Asset Purchase (Continued)

The amortization expense for the years ended December 31, 2021, 2020 and 2019 was $677, $720, and $727 thousand, respectively.  Included in the 2020 and 2019 amortization expense was $160 and $167 thousand, respectively, related to the purchase of the Custar office on December 13, 2013.

Future amortization expense of core deposit intangible assets is as follows:

	Geneva	Ossian	Perpetual	Total
	(In thousands)
2022	$560	$140	$95	$795
2023	560	140	95	795
2024	560	140	95	795
2025	560	140	95	795
2026	-	140	95	235
Thereafter	-	187	169	356
Total	$2,240	$887	$644	$3,771

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
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

The customer list intangible amortization expense for the years ended December 31, 2021 and 2020 was $123 and $16 thousand, respectively.  Future amortization expense of customer list intangible is as follows:

(In thousands)
2022	$123
2023	123
2024	123
2025	123
2026	123
Thereafter	47
Total	$662

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 3 – Securities

The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

	(In Thousands)
	2021
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$90,775	$-	$(1,598)	$89,177
U.S. Government agencies	159,673	695	(3,482)	156,886
Mortgage-backed securities	118,550	839	(1,462)	117,927
State and local governments	64,964	1,498	(521)	65,941
Total available-for-sale securities	$433,962	$3,032	$(7,063)	$429,931

	(In Thousands)
	2020
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	122,514	1,857	(130)	124,241
Mortgage-backed securities	110,828	2,228	-	113,056
State and local governments	67,260	3,265	(10)	70,515
Total available-for-sale securities	$300,602	$7,350	$(140)	$307,812

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 3 – Securities (Continued)	December 31, 2021, 2020, 2019

Information pertaining to securities with gross unrealized losses at December 31, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2021
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$(1,598)	$89,177	$-	$-
U.S. Government agencies	(1,898)	86,739	(1,584)	41,738
Mortgage-backed securities	(1,050)	63,157	(412)	16,434
State and local governments	(296)	17,727	(225)	5,487
Total available-for-sales securities	$(4,842)	$256,800	$(2,221)	$63,659

2020
	(In Thousands)		(In Thousands)
	Less Than Twelve Months		Twelve Months & Over
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
U.S. Treasury	$-	$-	$-	$-
U.S. Government agencies	(130)	48,331	-	-
Mortgage-backed securities	-	-	-	-
State and local governments	(10)	3,562	-	-
Total available-for-sales securities	$(140)	$51,893	$-	$-

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by rate changes, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Sales of $9.3, $11.8, and $11.1 million for 2021, 2020, and 2019 respectively, generated gross realized gains and losses for the years ended December 31, as presented below:

	(In Thousands)
	2021	2020	2019
Gross realized gains	$293	$270	$16
Gross realized losses	-	-	(42)
Net realized gains (losses)	$293	$270	$(26)
Tax expense (benefit) related to net realized gains (losses)	$62	$57	$(5)

The net realized gain (loss) on sales and related tax expense (benefit) is a reclassification out of accumulated other comprehensive income (loss). The net realized gain (loss) is included in net gain (loss) on sale of securities available-for-sale and the related tax expense (benefit) is included in income taxes in the consolidated statements of income.

Farmers & Merchants Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Note 3 – Securities (Continued)	December 31, 2021, 2020, 2019

The amortized cost and fair value of debt securities at December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$9,413	$9,458
After one year through five years	149,169	148,405
After five years through ten years	156,830	154,141
After ten years	-	-
Total	$315,412	$312,004
Mortgage-backed securities	118,550	117,927
Total	$433,962	$429,931

Investments with a carrying value and fair value of $115.0 million at December 31, 2021 and $83.2 million at December 31, 2020 were pledged to secure public deposits and securities sold under repurchase agreements.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 4 - Loans

The Company had $7.7 million in loans held for sale at December 31, 2021 as compared to $7.7 million in loans held for sale at December 31, 2020.

Loans at December 31 are summarized below:

	(In Thousands)
Loans:	2021	2020
Consumer Real Estate	$395,873	$175,588
Agricultural Real Estate	198,343	189,159
Agricultural	118,368	94,358
Commercial Real Estate	848,477	588,825
Commercial and Industrial	208,270	189,246
Consumer	57,737	52,540
Other	32,089	15,757
	$1,859,157	$1,305,473
Less: Net deferred loan fees and costs	(1,738)	(2,483)
	1,857,419	1,302,990
Less: Allowance for loan losses	(16,242)	(13,672)
Loans - Net	$1,841,177	$1,289,318

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

Commercial and Industrial: Loans to proprietorships, partnerships, or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition.  Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval.  Included in commercial loans for 2021 and 2020 are $2.9 million and $36.2 million, respectively of Paycheck Protection Program (PPP) loans, administered by the Small Business Administration (SBA).  The PPP provided loans to eligible business through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements.  The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer.  Therefore, there is no allowance for loan losses related to these loans.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 4 – Loans (Continued)

The following is a maturity schedule by major category of loans excluding fair value adjustments at December 31, 2021:

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years	Total
Consumer Real Estate	$8,878	$35,921	$355,631	$400,430
Agricultural Real Estate	5,279	5,020	188,486	198,785
Agricultural	66,872	35,126	16,399	118,397
Commercial Real Estate	39,430	308,165	501,086	848,681
Commercial and Industrial	71,042	87,047	50,951	209,040
Consumer	3,202	39,746	14,840	57,788
Other	247	1,631	30,224	32,102
	$194,950	$512,656	$1,157,617	$1,865,223

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of December 31, 2021:

	(In Thousands)
	Fixed	Variable
	Rate	Rate
Consumer Real Estate	$327,529	$68,344
Agricultural Real Estate	127,918	70,425
Agricultural	104,269	14,099
Commercial Real Estate	712,755	135,722
Commercial and Industrial	174,633	33,637
Consumer	52,664	5,073
Other	22,102	9,987

Other loans are included in the commercial and industrial category for the remainder of the tables in this Note 4, unless specifically noted separately.

The following table represents the contractual aging of the recorded investment in past due loans by portfolio classification of loans as of December 31, 2021 and 2020, net of deferred loan fees and costs:

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$228	$-	$246	$474	$395,331	$395,805	$-
Agricultural Real Estate	436	-	-	436	197,597	198,033	-
Agricultural	-	-	-	-	118,504	118,504	-
Commercial Real Estate	-	-	180	180	846,930	847,110	-
Commercial and Industrial	21	131	149	301	239,837	240,138	-
Consumer	64	-	-	64	57,765	57,829	-
Total	$749	$131	$575	$1,455	$1,855,964	$1,857,419	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 4 – Loans (Continued)

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Consumer Real Estate	$269	$191	$1,032	$1,492	$173,824	$175,316	$-
Agricultural Real Estate	-	-	88	88	188,738	188,826	-
Agricultural	-	-	176	176	94,314	94,490	-
Commercial Real Estate	-	-	185	185	587,469	587,654	-
Commercial and Industrial	-	750	983	1,733	202,310	204,043	-
Consumer	53	-	-	53	52,608	52,661	-
Total	$322	$941	$2,464	$3,727	$1,299,263	$1,302,990	$-

The following table presents the recorded investment in nonaccrual loans by portfolio class of loans as of December 31, 2021 and December 31, 2020:

	(In Thousands)
	2021	2020
Consumer Real Estate	$824	$1,546
Agricultural Real Estate	6,477	5,575
Agriculture	20	307
Commercial Real Estate	600	665
Commercial and Industrial	149	1,296
Consumer	6	15
Total	$8,076	$9,404

The Bank uses a nine tier risk rating system to grade its loans. The grade of a loan may change during the life of the loan.

The risk ratings are described as follows.

1.	Zero (0) Unclassified. Any loan which has not been assigned a classification.
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
December 31, 2021, 2020, 2019
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
December 31, 2021, 2020, 2019
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

The following table represents the risk category of loans by portfolio class, net of deferred fees, based on the most recent analysis performed as of the time periods shown of December 31, 2021 and December 31, 2020.

	(In Thousands)
	Agricultural Real Estate		Agricultural		Commercial Real Estate		Commercial and Industrial		Other
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
1-2	$8,720	$11,960	$4,178	$5,093	$10,894	$11,001	$4,604	$38,486	$-	$-
3	42,180	38,306	38,623	23,779	238,132	165,201	46,547	26,515	11,408	4,651
4	129,301	112,465	75,164	63,480	568,038	396,076	152,736	114,108	20,681	11,106
5	4,599	7,478	227	1,577	14,509	4,010	986	3,266	-	-
6	13,233	18,617	312	561	15,537	11,366	3,176	4,796	-	-
7	-	-	-	-	-	-	-	1,115	-	-
8	-	-	-	-	-	-	-	-	-	-
Total	$198,033	$188,826	$118,504	$94,490	$847,110	$587,654	$208,049	$188,286	$32,089	$15,757

For consumer residential real estate, the Company also evaluates credit quality based on the aging status of the loan, which was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of December 31, 2021 and December 31, 2020.

	(In Thousands)
	Consumer Real Estate
	2021	2020
Grade
Pass	$392,940	$171,667
Special mention (5)	1,673	1,284
Substandard (6)	1,192	2,365
Doubtful (7)	-	-
Total	$395,805	$175,316

	(In Thousands)
	Consumer - Credit Card		Consumer - Other
	2021	2020	2021	2020
Performing	$3,906	$3,660	$53,820	$48,855
Nonperforming	13	10	90	136
Total	$3,919	$3,670	$53,910	$48,991

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 4 – Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2021 and 2020 are as follows:

	(In Thousands)
	2021	2020
Impaired loans without a valuation allowance	$1,228	$5,172
Impaired loans with a valuation allowance	10,711	9,360
Total impaired loans	$11,939	$14,532
Valuation allowance related to impaired loans	$2,184	$1,657
Total nonaccrual loans	$8,076	$9,404
Total loans past-due ninety days or more and still accruing	$-	$-

	(In Thousands)
	2021	2020	2019
Average investment in impaired loans	$12,247	$10,232	$2,649
Interest income recognized on impaired loans	$292	$269	$118
Interest income recognized on a cash basis on impaired loans	$188	$135	$9

There were no additional funds committed to be advanced in connection with impaired loans.

The Bank had approximately $7.6 million and $6.5 million of its impaired loans classified as troubled debt restructured as of December 31, 2021 and December 31, 2020.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 4 – Loans (Continued)

Modification programs focused on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  During 2021, there were three new loans considered TDR.  One loan resulted in payment changes from a monthly payment to monthly interest only payments.  One loan was considered TDR as a result of being in a deficiency balance upon sale of property.  The loan is set for a 3 year term and a 10 year amortization.  The ALLL includes a $825 thousand specific allocation on the principal balance of this loan as of December 31, 2021.  The last loan was rewritten to improve collateral position.  Capitalized interest, late charges and prepayment penalties were charged off immediately.  The ALLL includes a $313 thousand specific allocation for this loan as of December 31, 2021.  Two loans previously reported as TDR were paid off in June 2021 and three loans previously reported as TDR were fully charged off in March 2021.  In 2020, two of the loans resulted in payment changes from a monthly payment to principal and interest at maturity. Four loans had rate concessions. All interest was paid current at the time of the modifications. One of the 2020 loans was paid off in May 2020.  The following table represents the years ended December 31, 2021 and 2020.

December 31, 2021				December 31, 2020
		(In thousands)				(In thousands)
Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Troubled Debt Restructurings	Number of Contracts Modified in the Last 12 Months	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural Real Estate	1	$1,655	$1,655	Agricultural Real Estate	2	$5,380	$5,380
Agricultural	-	-	-	Agricultural	1	164	164
Commercial Real Estate	1	382	382	Commercial Real Estate	2	981	981
Commercial and Industrial	1	1,000	1,000	Commercial and Industrial	1	50	50

For the years ended December 31, 2021 and 2020, there were no TDR’s that subsequently defaulted after modification.

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 4 – Loans (Continued)

The following tables present loans individually evaluated for impairment by portfolio class of loans as of December 31, 2021 and 2020:

	(In Thousands)
2021	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
With no related allowance recorded:
Consumer Real Estate	$604	$604	$-	$456	$5	$15
Agricultural Real Estate	423	423	-	1,000	33	-
Agricultural	-	-	-	143	18	3
Commercial Real Estate	180	180	-	1,445	70	9
Commercial and Industrial	21	21	-	920	24	158
Consumer	-	-	-	17	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	59	-	-
Agricultural Real Estate	6,302	6,406	691	5,414	54	-
Agricultural	20	20	1	94	-	-
Commercial Real Estate	3,381	3,381	664	2,199	70	3
Commercial and Industrial	982	982	825	498	17	-
Consumer	26	26	3	2	1	-
Totals:
Consumer Real Estate	$604	$604	$-	$515	$5	$15
Agricultural Real Estate	$6,725	$6,829	$691	$6,414	$87	$-
Agricultural	$20	$20	$1	$237	$18	$3
Commercial Real Estate	$3,561	$3,561	$664	$3,644	$140	$12
Commercial and Industrial	$1,003	$1,003	$825	$1,418	$41	$158
Consumer	$26	$26	$3	$19	$1	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 4 – Loans (Continued)

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

As of December 31, 2021 the Company had $159 thousand of foreclosed residential real estate property obtained by physical possession and $255 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $71 thousand of foreclosed residential real estate property obtained by physical possession and $910 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions as of December 31, 2020.

The ALLL has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 4 – Loans (Continued)

The following is an analysis of the allowance for credit losses for the years ended December 31:

	(In Thousands)
	2021	2020	2019
Allowance for Loan Losses
Balance at beginning of year	$13,672	$7,228	$6,775
Provision for loan loss	3,444	6,981	1,138
Loans charged off	(1,332)	(720)	(841)
Recoveries	458	183	156
Balance at ending of year	$16,242	$13,672	$7,228
Allowance for Unfunded Loan Commitments & Letters of Credit	$1,041	$641	$479
Total Allowance for Credit Losses	$17,283	$14,313	$7,707

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

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 4 – Loans (Continued)

Additional analysis related to the allowance for credit losses as of December 31, 2021 and 2020 is as follows:

	(In Thousands)
2021	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Charge Offs	(19)	(105)	(143)	-	(814)	(251)	-	-	(1,332)
Recoveries	13	-	14	10	257	164	-	-	458
Provision	230	187	137	1,705	1,058	106	-	21	3,444
Other Non-interest expense related to unfunded	-	-	-	-	-	-	400	-	400
Ending Balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Ending balance: individually evaluated for impairment	$-	$691	$1	$664	$825	$3	$-	$-	$2,184
Ending balance: collectively evaluated for impairment	$857	$349	$708	$8,466	$3,022	$622	$1,041	$34	$15,099
Ending balance: loans acquired with deteriorated credit quality	$37	$-	$-	$-	$-	$-	$-	$-	$37
FINANCING RECEIVABLES:
Ending balance	$395,805	$198,033	$118,504	$847,110	$240,138	$57,829	$-	$-	$1,857,419
Ending balance: individually evaluated for impairment	$604	$6,725	$20	$3,561	$1,003	$26	$-	$-	$11,939
Ending balance: collectively evaluated for impairment	$394,489	$191,107	$118,484	$843,299	$238,849	$57,803	$-	$-	$1,844,031
Ending balance: loans acquired with deteriorated credit quality	$712	$201	$-	$250	$286	$-	$-	$-	$1,449

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 4 – Loans (Continued)

	(In Thousands)
2020	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$311	$314	$691	$3,634	$1,727	$551	$479	$-	$7,707
Charge Offs	(35)	-	-	(8)	(297)	(380)	-	-	(720)
Recoveries	9	-	-	10	24	140	-	-	183
Provision (Credit)	348	644	10	3,779	1,892	295	-	13	6,981
Other Non-interest expense related to unfunded	-	-	-	-	-	-	162	-	162
Ending Balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Ending balance: individually evaluated for impairment	$31	$600	$116	$20	$890	$-	$-	$-	$1,657
Ending balance: collectively evaluated for impairment	$602	$358	$585	$7,395	$2,456	$606	$641	$13	$12,656
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,316	$188,826	$94,490	$587,654	$204,043	$52,661	$-	$-	$1,302,990
Ending balance: individually evaluated for impairment	$1,001	$6,756	$467	$2,950	$3,335	$23	$-	$-	$14,532
Ending balance: collectively evaluated for impairment	$174,273	$182,070	$94,023	$584,704	$200,602	$52,638	$-	$-	$1,288,310
Ending balance: loans acquired with deteriorated credit quality	$42	$-	$-	$-	$106	$-	$-	$-	$148

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 5 – Premises and Equipment

The major categories of banking premises and equipment and accumulated depreciation at December 31 are summarized below:

	(In Thousands)
	2021	2020
Land	$6,652	$6,951
Buildings (useful life 15-39 years)	30,929	30,124
Furnishings (useful life 3-15 years)	23,160	20,947
	60,741	58,022
Less: Accumulated depreciation	(33,828)	(30,959)
Premises and Equipment (Net)	$26,913	$27,063

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 amounted to $2.6, $2.5, and $2.3 million, respectively.

Note 6 - Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of loans serviced for others were $380.8 and $377.5 million at December 31, 2021 and 2020, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2021 and 2020, was $3.6 and $3.3 million, respectively.  The capitalized addition of servicing rights is included in net gain on sale of loans on the consolidated statement of income.

The fair market value of the capitalized servicing rights as of December 31, 2021 and 2020 was $3.2 million and $3.5 million, respectively.  The valuations were completed by stratifying the loans into like groups based on loan type and term. Impairment was measured by estimating the fair value of each stratum, taking into consideration an estimated level of prepayment based upon current market conditions.  An average constant prepayment rate of 21.7% and 24.1% were utilized for 2021 and 2020, respectively.  All stratums did not show positive values in 2021 compared to carrying value using a discount yield of 1.97% which resulted in the need to establish a $414 thousand valuation allowance.  In 2020, all stratums showed positive values compared to carrying value using a discount yield of  2.38%.

The following summarizes mortgage servicing rights capitalized and amortized during each year:

	(In Thousands)
	2021	2020
Beginning of Year	$3,320	$2,629
Capitalized Additions	1,417	1,722
Amortization	(1,166)	(1,031)
Valuation Allowance	(414)	-
End of Year	$3,157	$3,320

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 7 - Deposits

Time deposits as of December 31 consist of the following:

	(In Thousands)
	2021	2020
Time deposits under $250,000	$397,102	$215,515
Time deposits of $250,000 or more	74,377	32,038
	$471,479	$247,553

At December 31, 2021 the scheduled maturities for time deposits are as follows:

(In Thousands)
2022	$265,696
2023	111,597
2024	59,815
2025	22,176
2026	11,807
Thereafter	388
$471,479

Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

The Bank’s policy requires qualifying securities to be used as collateral for the underlying repurchase agreements. As of December 31, 2021 and 2020, securities with a market value of $31.1 million and $34.0 million, respectively, were pledged to secure the repurchase agreements.  The table below presents the daily securities sold under agreement to repurchase and the term repurchase agreements. It does not include the Bank’s federal funds purchased.

	Daily Securities Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2021	$1,062	0.70%	$1,991	$1,514	0.43%
2020	$1,899	1.08%	$2,568	$1,765	1.00%

	Term CD's Sold Under Agreement to Repurchase

	Amount	Weighted	Maximum Amount	Approximate	Approximate
	Outstanding	Average	Borrowings	Average	Weighted Average
	at End	Rate End	Outstanding	Outstanding in	Interest Rate
	of Period (000's)	of Period	Month End (000's)	Period (000's)	For the Period
2021	$28,206	1.00%	$28,362	$28,315	2.56%
2020	$28,340	1.00%	$29,261	$28,379	2.52%

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 8 – Federal Funds Purchased and Securities Sold Under Agreement to Repurchase (Continued)

The Company had no federal funds purchased as of December 31, 2021 and December 31, 2020.  The $29.3 million in Securities Sold Under Agreements to Repurchase were comprised of U.S. Treasuries and government agency securities. The table below shows the remaining contractual maturity in the repurchase agreements and the collateral pledged as of December 31, 2021.

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	1,062	-	3,900	24,306	29,268
Total	$1,062	$-	$3,900	$24,306	$29,268

Note 9 – Borrowings and Subordinated Notes

Short Term Debt

Due to the funding requirement for the acquisition of PFSB to be provided from the holding company, the Company secured borrowings from a correspondent bank. Two loans were secured, the first a $30 million 12-month term note and the second a 12-month line of credit for $10 million. Both loans were advanced on October 1, 2021. Interest on both loans is due quarterly and accrues at a rate 2.50% per annum with reporting and capital covenants included. The structure of the acquisition required all accounting of the transaction to be recorded at the Bank level as Perpetual did not have a holding company. Therefore, the Company plans to advance funds from the Bank to the Company to facilitate payoff of the term note once regulatory approval is granted. The Company will seek the regulatory approval in the first quarter of 2022.

Long Term Debt

Federal Home Loan Bank Advances

Long term debt consists of various loans from the Federal Home Loan Banks.   Repayment structures vary, ranging from monthly installments, annual payments or upon maturity.  Interest payments are due monthly. Total borrowings were $23.9 million excluding an additional $197 thousand for fair value related to the acquisition for December 31, 2021 compared to $18.0 million excluding $164 thousand for fair value for December 31, 2020.  With the acquisition of Perpetual Federal Savings Bank, the Bank undertook $6 million in advances due in 2024.  The advances were secured by a pledge of $193.2 and $38.0 million of mortgage loans as of December 31, 2021 and 2020, respectively under a blanket collateral agreement.

The advances are subject to pre-payment penalties and the provisions and conditions of the credit policy of the Federal Home Loan Bank.

The Bank had access to $69.0 million unsecured borrowings through correspondent banks as of both December 31, 2021 and December 31, 2020.  The Bank also had access to $94.2 million and $79.1 million through a Cash Management Advance with the Federal Home Loan Bank as of December 31, 2021 and December 31, 2020 respectively.  The Bank had unpledged securities, which could be sold or used as collateral, of $313.6 million and $206.7 million at the end of the same time periods, respectively.  An additional $91.2 million at December 31, 2021, and $7.4 million at December 31, 2020, were available from the Federal Home Loan Bank based on current pledging.  The table below shows the maturities of the borrowings exclusive of the fair value.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 9 –Borrowings and Subordinated Notes (Continued)

(In Thousands)
2022	$1,388
2023	1,500
2024	17,500
2025	1,500
2026	-
Thereafter	1,980
Total	$23,868

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

	December 31, 2021		December 31, 2020
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(529)	$-	$-

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 10 – Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	(In Thousands)
	2021	2020	2019
Current:
Federal	$7,536	$6,289	$4,005
State	271	513	63
Total current	7,807	6,802	4,068
Deferred:
Federal	(1,746)	(1,596)	227
State	(59)	(95)	65
Total deferred	(1,805)	(1,691)	292
Total Income Tax	$6,002	$5,111	$4,360

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate:

	(In Thousands)
	2021	2020	2019
Federal income tax at statutory rates	$6,194	$5,294	$4,780
(Decrease) increase resulting from:
State income tax, net of federal benefit	167	330	101
Tax exempt interest	(116)	(146)	(170)
Section 831 deduction	(294)	(266)	(268)
Other	51	(101)	(83)
Total Income Tax	$6,002	$5,111	$4,360

Deferred tax assets and liabilities at December 31 are comprised of the following:

	(In Thousands)
	2021	2020
Deferred Tax Assets:
Allowance for loan losses	$3,629	$3,128
Deferred compensation	561	537
Net unrealized loss on available-for-sale securities	846	-
Fair value adjustments	1,913	-
Other	277	142
Total deferred tax assets	7,226	3,807
Deferred Tax Liabilities:
Accreted discounts on bonds	22	4
Depreciation	772	878
FHLB stock dividends	828	481
Intangible amortization	1,282	1,144
Mortgage servicing rights	778	725
Net unrealized gain on available-for-sale securities	-	1,514
Prepaids	471	525
Other	173	5
Total deferred tax liabilities	4,326	5,276
Net Deferred Tax Asset (Liability)	$2,900	$(1,469)

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 10 – Income Taxes (Continued)

As part of the Perpetual acquisition, a net operating loss (NOL) carryforward was acquired that is subject to a Section 382 limitation.  At the end of 2021, $377,807 of this NOL remained.  This will carry forward indefinitely and is expected to be used in 2022.

The Corporation has additional paid-in capital that is considered restricted resulting from the acquisition of Perpetual in 2021 of approximately $2,779,000.  No deferred tax liability is required to be recorded for the Corporation’s tax bad debt reserves arising before December 31, 1987, unless it is apparent that the reserves will reverse in the near future.  Unrecognized deferred taxes on these reserves would total $584,000.  If the portion of retained earnings representing these reserves is used for any purpose other than to absorb bad debts, it will be added to future taxable income and the related tax will be recognized as expense.

Note 11 - Employee Benefit Plans

The Bank has established a 401(k) profit sharing plan which allows eligible employees to save at a minimum one percent of eligible compensation on a pre-tax or post-tax basis, subject to certain Internal Revenue Service limitations. The Bank will match 50% of employee 401(k) contributions up to six percent of total eligible compensation. In addition, the Bank may make a discretionary contribution from time to time as is deemed advisable. A participant is 100% vested in the participant’s deferral contributions.  Employer matching contributions are funded annually and are immediately vested. A six-year vesting schedule applies to employer discretionary contributions.  Employees are immediately eligible upon hire to contribute to the plan and receive matching contributions.  In order to be eligible for discretionary contributions, employees must work 1,000 hours in the plan year and be employed on the last day of the year.  Contributions expensed for the 401(k) profit sharing plan for both the employer matching contribution and the discretionary contribution were $1.5 million, $1.0 million and $1.2 million for 2021, 2020 and 2019, respectively.

Restricted Stock Awards

The Company has a Long-Term Stock Incentive Plan under which 48,750 shares of the Company’s restricted stock were issued to 96 employees during 2021, 37,382 shares of restricted stock were issued to 92 employees during 2020 and 38,100 shares of restricted stock were issued to 94 employees during 2019. Under the plan, the shares generally vest 100% in three years. During the 3 year vesting period, the employees receive dividends or dividend equivalent compensation on the shares. Due to employee termination, there were 2,575, 2,175, and 3,220 shares forfeited during 2021, 2020 and 2019, respectively. During 2021, seven employees retired and received 4,425 shares from the shares awarded in 2018, 2019 and 2020.  In 2020, eight employees retired and received 10,890 shares from the shares awarded in 2017, 2018, 2019 and 2020. During 2019, due to retirement, three employees received 14,300 shares from awards granted in 2016, 2017 and 2018.  In 2021, 18,845 shares awarded in 2018 were 100% vested and 50 employees received the stock.  During 2020, 21,340 shares awarded in 2017 were 100% vested and 53 employees received the stock. One employee received accelerated vesting of 1,050 shares awarded in 2019, 2018 and 2017. Also during 2020, 1,600 shares awarded in 2019 were 100% vested and three employees received the stock. One employee received immediate vesting of 551 shares of stock. During 2019, 26,070 shares awarded in 2016 were vested 100% and 63 employees received the stock. Compensation expense applicable to the restricted stock awards totaled $822 thousand, $1.0 million and $1.1 million for the years ending December 31, 2021, 2020 and 2019, respectively.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

The table below summarizes the details of the restricted shares issued, vested, and forfeited for the years ending December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Number of Employees	Number of Shares	Number of Employees	Number of Shares	Number of Employees
Restricted shares issued	48,750	96	37,382	92	38,100	94
Restricted shares vested	18,845	50	23,491	58	26,070	63
Restricted shares awarded due to retirement	4,425	7	10,890	8	14,300	3
Restricted shares awarded for other	-	-	1,050	1	-	-
Restricted shares forfeited	2,575	4	2,175	5	3,220	4

The following table summarizes the activity of restricted stock awards as of December 31:

	Year Ended December 31,
	2021		2020		2019
	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award	Number of Shares	Weighted average fair value per award
Beginning of period	88,226	$28.40	88,450	$31.52	93,940	$29.87
Granted	48,750	22.70	37,382	21.80	38,100	25.14
Vested	(23,270)	42.03	(35,431)	29.27	(40,370)	21.76
Forfeited	(2,575)	24.28	(2,175)	21.92	(3,220)	30.12
Nonvested, end of period	111,131	$23.02	88,226	$28.40	88,450	$31.52

As of December 31, 2021, there was $1.5 million of unrecognized compensation cost related to the nonvested portion of restricted stock awards under the plan to be recognized over the next three years.

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

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

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors Shares equal to approximately $4,000, rounded to the nearest whole Share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. The value for the Shares is to be based upon the closing price for Shares on June 4, 2020 and thereafter on the first Thursday in June each year. On June 5, 2020, each Director received 176 shares. On November 20, 2020, a new director received 20 prorated shares. On June 4, 2021, ten Directors received approximately $6,000 worth of shares which equated to 272 shares while four Directors received a prorated dollar value of shares. On October 1, 2021, a new Director was added as a result of the Perpetual Federal Savings Bank acquisition and received 68 prorated shares worth approximately $1,523.

The table below presents basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019.

	Year Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Earnings per share
Net income	$23,495	$20,095	$18,402
Less: distributed earnings allocated to participating securities	(70)	(57)	(51)
Less: undistributed earnings allocated to participating securities	(121)	(96)	(87)
Net earnings available to common shareholders	$23,304	$19,942	$18,264
Weighted average common shares outstanding including participating securities	11,664,852	11,146,270	11,113,810
Less: average unvested restricted shares	(94,634)	(84,879)	(83,369)
Weighted average common shares outstanding	11,570,218	11,061,391	11,030,441
Basic and diluted earnings per share	$2.01	$1.80	$1.66

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 13 – Related Party Transactions

In the ordinary course of business, the Bank has granted loans to senior officers and directors and their affiliated companies amounting to $20.1 million and $1.4 million at December 31, 2021 and 2020, respectively. Four new loans were approved during 2021 of which no additional borrowings were utilized.  During 2021, subsequent advances totaled $8.3 million and payments of $10.3 million were received.  The difference in related borrowings amounted to $18.7 million, net increase.  Deposits of directors, executive officers and companies in which they have a direct or indirect ownership as of December 31, 2021 and 2020, amounted to $43.7 million and $38.3 million, respectively.

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

The Bank's exposure to credit loss is represented by the contractual amount of these commitments.  The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments. The allowance for credit losses as it relates to unfunded loan commitments (AULC) is included under other liabilities. The AULC as of December 31, 2021 and 2020 was $1.0 million and $641 thousand, respectively.

At December 31, 2021 and 2020, the following financial instruments were outstanding whose contract amounts represent credit risk:

	(In Thousands)
	2021	2020
Commitments to extend credit	$557,094	$456,299
Credit card arrangements	23,179	22,903
Standby letters of credit	983	2,021

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
December 31, 2021, 2020, 2019

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

Management believes, as of December 31, 2021, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2021, the most recent notification from the FDIC indicated the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, Common Equity Tier 1 and Tier I leverage ratios as disclosed in the table to follow.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 15 - Minimum Regulatory Capital Requirements (Continued)

The following tables present actual and required capital ratios as of December 31, 2021 and December 31, 2020 under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2021 and December 31, 2020. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

The Bank’s actual and required capital amounts and ratios as of December 31, 2021 and December 31, 2020 are as follows:

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$256,943	14.26%	$81,074	4.50%	$117,112	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)	274,226	15.22%	144,138	8.00%	180,173	10.00%
Tier 1 Capital (to Risk Weighted Assets)	256,943	14.26%	108,104	6.00%	144,138	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)	256,943	10.25%	100,317	4.00%	125,396	5.00%

	Actual		Minimum Capital Required		Required to be Considered Well-Capitalized
	(000's)		(000's)		(000's)
As of December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$164,322	11.63%	$63,542	4.50%	$91,783	6.50%
Total Risk-Based Capital (to Risk Weighted Assets)	178,635	12.64%	113,032	8.00%	141,290	10.00%
Tier 1 Capital (to Risk Weighted Assets)	164,322	11.63%	84,774	6.00%	113,032	8.00%
Tier 1 Leverage Capital (to Adjusted Total Assets)	164,322	9.08%	72,419	4.00%	90,524	5.00%

The above tables exclude the capital conservation buffer requirements.

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 16 - Restrictions of Dividends & Inter-company Borrowings

The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by the Bank that exceed the net income for the current year plus retained income for the preceding two years must be approved by federal and state regulatory agencies. Under this formula, dividends of $18.2 million may be paid without prior regulatory approval. Regardless of formal regulatory restrictions, the Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.  Under current Federal Reserve regulations, the Bank is limited as to the amount and type of loans it may make to the Company. These loans are subject to qualifying collateral requirements on which the amount of the loan may be based.

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
December 31, 2021, 2020, 2019
Note 17 – Fair Value of Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of December 31, 2021 and 2020, are reflected below. The aggregate fair values in the table below do not represent the total market value of the Bank’s assets and liabilities.  The table excludes the following: Bank Premises and Equipment, Goodwill, Mortgage Servicing Rights, Other Real Estate Owned, Other Assets, Other Liabilities and Accrued Expenses.

	(In Thousands)
	December 31, 2021					December 31, 2020
	Carrying	Fair				Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$180,823	$180,832	$180,823	$-	$-	$175,706	$175,706	$175,706	$-	$-
Interest-bearing time deposits	10,913	10,933	-	10,933	-	4,653	4,677	-	4,677	-
Securities - available-for-sale	429,931	429,931	89,177	335,981	4,773	307,812	307,812	-	306,250	1,562
Other securities	8,162	8,162	-	-	8,162	5,939	5,939	-	-	5,939
Loans held for sale	7,714	7,844	-	-	7,844	7,740	7,740	-	-	7,740
Loans, net	1,841,177	1,864,386	-	-	1,864,386	1,289,318	1,261,440	-	-	1,261,440
Interest receivable	7,209	7,209	-	-	7,209	6,188	6,188	-	-	6,188

Financial Liabilities:
Interest bearing deposits	$1,248,294	$1,248,044	$-	$-	$1,248,044	$997,462	$1,004,608	$-	$-	$1,004,608
Noninterest bearing deposits	473,689	473,689	-	473,689	-	351,147	351,147	-	351,147	-
Time deposits	471,479	475,810	-	-	475,810	247,553	250,135	-	-	250,135
Total Deposits	2,193,462	2,197,543	-	473,689	1,723,854	1,596,162	1,605,890	-	351,147	1,254,743
Fed funds purchased and securities sold under agreement to repurchase	29,268	29,268	-	-	29,268	30,239	30,239	-	-	30,239
Federal Home Loan Bank advances	24,065	24,305	-	-	24,305	17,861	17,872	-	-	17,872
Other borrowings	40,000	40,000	-	40,000	-	-	-	-	-	-
Subordinated notes	34,471	35,000	-	35,000	-	-	-	-	-	-
Interest payable	1,125	1,125	-	-	1,125	338	338	-	-	338

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 17 – Fair Value of Financial Instruments (Continued)

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020, and the valuation techniques used by the Company to determine those fair values.  There were no changes to valuation techniques during 2021.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (in Thousands)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2021	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$89,177	$-	$-
U.S. Government agencies	-	156,886	-
Mortgage-backed securities	-	117,927	-
State and local governments	-	61,168	4,773
Total Securities Available-for-Sale	$89,177	$335,981	$4,773

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 17 – Fair Value of Financial Instruments (Continued)

	Quoted Prices in	Significant	Significant
	Active Markets	Observable	Observable
	for Identical	Inputs	Inputs
December 31, 2020	Assets (Level 1)	(Level 2)	(Level 3)
Assets-(Securities Available-for-Sale)
U.S. Treasury	$-	$-	$-
U.S. Government agencies	-	124,241	-
Mortgage-backed securities	-	113,056	-
State and local governments	-	68,953	1,562
Total Securities Available-for-Sale	$-	$306,250	$1,562

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2021	$-	$1,562	$1,562
Change in Market Value	44	(96)	(52)
Purchases	2,418	1,000	3,418
Sales	-	-	-
Payments & Maturities	(155)	-	(155)
Balance at December 31, 2021	$2,307	$2,466	$4,773

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local	State and Local	State and Local
	Governments	Governments	Governments
	Tax-Exempt	Taxable	Total
Balance at January 1, 2020	$-	$1,490	$1,490
Change in Market Value	-	72	72
Purchases	-	-	-
Sales	-	-	-
Payments & Maturities	-	-	-
Balance at December 31, 2020	$-	$1,562	$1,562

Most of the Company’s available for sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

There have been no transfers into or out of Level 3 during 2021 and 2020.  The 2021 tax exempt purchases were included in the acquisition of Ossian State Bank.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At December 31, 2021 and 2020, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions.  These assumptions include future payment

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 17 – Fair Value of Financial Instruments (Continued)

ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

At December 31, 2021 and 2020, collateral dependent impaired loans categorized as Level 3 were $8,527 and $7,703 thousand, respectively.  The specific allocation for collateral dependent impaired loans was $2,184 thousand as of December 31, 2021 and $1,657 thousand as of December 31, 2020, respectively, which are accounted for in the allowance for loan losses (see Note 4).

During 2021, impairment was recognized on mortgage servicing rights based upon the independent third party’s quarterly valuations.  A valuation allowance was established by strata to quantify the likely impairment of the value of the mortgage servicing rights to the Company.  If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value.

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

The following table presents collateral dependent impaired loans and other real estate owned as recorded at fair value:

	($ in Thousands)
	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2021
		Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2021	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$8,527	$-	$-	$8,527
Mortgage servicing rights	3,157	-	-	3,157
Other real estate owned - residential	99	-	-	99

($ in Thousands)
Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2020
Quoted Prices in
		Markets for	Significant	Significant
	Balance at	Identical	Observable Inputs	Unobservable Inputs
	December 31, 2020	Assets (Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$7,703	$-	$-	$7,703
Mortgage servicing rights	-	-	-	-
Other real estate owned - residential	-	-	-	-

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 17 – Fair Value of Financial Instruments (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)
	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$4,773	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0.21-1.77% (1.33%)
Collateral dependent impaired loans	8,527	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-53.95% (34.78%)
Mortgage servicing rights	3,157	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	1.94-27.70% (18.44%)
Other real estate owned - residential	99	Appraisals	Discount to reflect current market	32.72% (32.72%)

	(In Thousands)
	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and local government	$1,562	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	1.19-1.19% (1.19%)
Collateral dependent impaired loans	7,703	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	0.71-100% (17.71%)
Mortgage servicing rights	-	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	— % ( — )
Other real estate owned - residential	-	Appraisals	Discount to reflect current market	— % ( — )

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 18 – Condensed Financial Statements of Parent Company

Balance Sheets
	(In Thousands)
	2021	2020
Assets
Cash	$19,293	$5,763
Interest-bearing time deposits	1,234	1,727
Related party receivables:
Dividends and accounts receivable from subsidiary	4,636	3,380
Accrued interest receivable - municipals / interest bearing time deposits	43	91
Securities - municipals	9,027	17,885
Investment in subsidiaries	340,733	222,423
Total Assets	$374,966	$251,269

Liabilities
Other borrowings	$40,000	$-
Subordinated notes, net of unamortized issuance costs	34,471	-
Dividends payable	2,461	1,889
Accrued interest payable	743	-
Accrued expenses	124	220
Total Liabilities	77,799	2,109
Stockholders' Equity	297,167	249,160
Total Liabilities and Stockholders' Equity	$374,966	$251,269

Statements of Income and Comprehensive Income
	(In Thousands)
	2021	2020	2019
Income
Dividends from subsidiaries	$23,200	$8,800	$13,137
Interest - municipals / interest-bearing time deposits	253	382	374
Loss on sales of available-for-sale securities	293	-	-
Total income	23,746	9,182	13,511
Expenses
Interest	743	-	-
Operating expenses	1,335	923	999
Total expenses	2,078	923	999

Income Before Income Taxes and Equity in Undistributed Earnings of Subsidiaries	21,668	8,259	12,512
Income Taxes (Benefit)	(347)	(184)	(166)
	22,015	8,443	12,678
Equity in undistributed earnings of subsidiaries	1,480	11,652	5,724
Net Income	23,495	20,095	18,402
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities, net of taxes	(8,881)	4,599	4,112
Comprehensive Income	$14,614	$24,694	$22,514

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019
Note 18 – Condensed Financial Statements of Parent Company (Continued)

Statements of Cash Flows
	(In Thousands)
	2021	2020	2019
Cash Flows from Operating Activities
Net income	$23,495	$20,095	$18,402
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(1,480)	(11,652)	(5,724)
Amortization of premiums on available-for-sale securities, net	81	154	99
Amortization of subordinated notes issuance fees	49	-	-
Stock-based compensation expense	822	1,024	1,088
Director stock awards	73	48	-
Gain on sale of available-for-sale securities	(293)	-	-
Changes in assets and liabilities:
Other assets and liabilities	(456)	1,742	(2,692)
Net cash provided by operating activities	22,291	11,411	11,173
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	795	385	7,060
Sales	7,773	-	500
Purchases	-	(745)	(11,453)
Maturities of certificates of deposit	493	-	-
Cash used for acquisitions	(79,235)	-	-
Net cash used in investing activities	(70,174)	(360)	(3,893)
Cash Flows from Financing Activities
Proceeds of other borrowings	35,000	-	-
Purchase of treasury stock	(338)	(383)	(381)
Proceeds from issuance of subordinated notes	34,421	-	-
Payment of dividends	(7,670)	(7,186)	(6,345)
Net cash provided by (used in) financing activities	61,413	(7,569)	(6,726)
Net Change in Cash and Cash Equivalents	13,530	3,482	554
Cash and Cash Equivalents - Beginning of year	5,763	2,281	1,727
Cash and Cash Equivalents - End of year	$19,293	$5,763	$2,281

[Remainder of this page intentionally left blank.]

Farmers & Merchants Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2021, 2020, 2019

Note 19 – Quarterly Financial Data

Quarterly Financial Data - UNAUDITED
	Quarter Ended in 2021
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$16,765	$17,530	$20,122	$22,423
Interest expense	1,728	1,554	1,672	2,388
Net Interest Income	15,037	15,976	18,450	20,035
Provision for loan loss	1,700	641	659	444
Net interest income after provision of loan loss	13,337	15,335	17,791	19,591
Other income (expense)	(7,368)	(9,033)	(10,247)	(9,909)
Net income before income taxes	5,969	6,302	7,544	9,682
Income taxes	1,060	1,319	1,624	1,999
Net income	$4,909	$4,983	$5,920	$7,683
Earnings per Common Share	$0.44	$0.44	$0.53	$0.59
Average common shares outstanding	11,197,012	11,191,043	11,209,732	13,046,299

	Quarter Ended in 2020
	Mar 31	June 30	Sep 30	Dec 31
Summary of Income:
Interest income	$17,464	$17,273	$17,293	$18,139
Interest expense	3,411	2,698	2,269	2,015
Net Interest Income	14,053	14,575	15,024	16,124
Provision for loan loss	1,430	1,569	1,987	1,995
Net interest income after provision for loan loss	12,623	13,006	13,037	14,129
Other income (expense)	(7,546)	(7,041)	(7,340)	(5,662)
Net income before income taxes	5,077	5,965	5,697	8,467
Income taxes	972	1,161	1,287	1,691
Net income	$4,105	$4,804	$4,410	$6,776
Earnings per Common Share	$0.37	$0.43	$0.40	$0.60
Average common shares outstanding	11,134,870	11,129,341	11,142,797	11,177,765

Note 20 – Subsequent Events

On January 25, 2022, the Company announced the authorization by its Board of Directors for the Company’s repurchase, either on the open market, or in privately negotiated transactions, of up to 600,000 shares of its outstanding common stock commencing January 25, 2022 and ending December 31, 2022.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements exist on accounting and financial disclosures or related matter.

ITEM 9a. CONTROLS AND PROCEDURES

Management Report Regarding

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021, pursuant to Exchange Act 13a-15.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b. OTHER INFORMATION

None.

ITEM 9c. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

The information called for herein is presented below:

Name	Age	Principal Occupation or Employment for Past Five Years	Year First Became Director

Andrew J. Briggs	67	First Sr. Vice President of Business Development/Indiana	2019
		The Farmers & Merchants State Bank

Eugene N. Burkholder	69	President, Falor Farm Center, Inc.	2012

Lars B. Eller	55	President and CEO of the Company and	2018
		The Farmers & Merchants State Bank

Jo Ellen Hornish	68	CEO, Hornish Bros, Inc. / Fountain City Leasing, Inc. / Advantage Powder Coating, Inc.	2013

Jack C. Johnson	69	President, Hawk’s Clothing, Inc.	1991

Lori A. Johnston	60	President, ProMedica Insurance Corporation	2020

Dr. Marcia S. Latta	60	Vice President of University Advancement, The University of Findlay	2009

Steven J. Planson	62	President, Planson Farms, Inc.	2008

Kevin J. Sauder	61	President, Chief Executive Officer, Sauder Woodworking Co.	2004

Frank R. Simon	52	Founder & Managing Member / Attorney	2021
		Simon PLC Attorneys & Counselors

Dr. K. Brad Stamm	69	President and Educational Consultant of	2016
		Stamm Management Group

David P. Vernon	55	Owner, Licensed Funeral Director & Embalmer	2021
		Vernon Family Funeral Homes

Directors are elected annually at the annual meeting of shareholders.

EXECUTIVE OFFICERS

Name	Age	Principal Occupation & Offices Held with Corporation & Bank for Past Five Years

Jack C. Johnson	69	Chairman

Lars B. Eller	55	President and Chief Executive Officer (“PEO”) (1) (2)

Barbara J. Britenriker	60	Executive Vice President Chief Financial Officer (“PFO”) (1) and Chief Retail Banking Officer (3)

Edward A. Leininger	65	Executive Vice President Chief Operating Officer

Rex D. Rice	63	Executive Vice President and Chief Lending Officer (4)

____________________________________________________________________________________________________________________________________

(1) The designation PEO means principal executive officer and PFO means principal financial officer under the   rules of the SEC.

(2) From 2013-2017, Mr. Eller was Executive Vice President and Chief Retail Banking Officer of Royal Bank America in Philadelphia.  From January 1, 2018, until June 30, 2018, Mr. Eller was a consultant for Cambridge Savings Bank in Massachusetts.

(3) Ms. Britenriker was appointed to serve as the Chief Retail Banking Officer of the Bank on January 7, 2019 and will also remain as the Chief Financial Officer of the Company.

(4) Mr. Rice was the Executive Vice President and Senior Commercial Banking Manager until January 31, 2020.  Mr. Rice assumed the position of Chief Lending Officer of the Bank effective upon the retirement of Todd Graham as of February 1, 2020.

Any remaining information required by Item 401 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 12, 2022, and is incorporated herein by reference to the sections of the proxy statement captioned ‘Nominations for Members of the Board of Director,” “Our Board Compensation” and “PROPOSAL ONE – Election of Directors and Information Concerning Directors and Officers.” The information called for under Item 405 of Regulation S-K and called for under paragraphs (d)(4) and (d)(5) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 12, 2021, and is incorporated herein by reference to the sections of the proxy statement captioned “Delinquent Section 16(a) Reports,” “Audit Committee Report” and “Committees of the Board of Directors.”

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

[Remainder of this page intentionally left blank.]

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein by Item 402 and paragraphs (e)(4) and (e)(5) of Item 407, Regulations S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 12, 2022, and is incorporated herein by reference to the sections of the proxy statement captioned “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” and “Related Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 403 of Regulation S-K is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held Tuesday, April 12, 2022 and is incorporated herein by reference to the section of the proxy statement captioned “Security Ownership of Certain Beneficial Owners and Named Executive Officers.”

On April 16, 2015 the Company’s shareholders approved the Farmers & Merchants Bancorp, Inc. 2015 Long-Term Stock Incentive Plan (which replaced the expired 2005 Long-Term Stock Incentive Plan). The plan authorizes the issuance of up to 1,600,000 (adjusted for a two-for-one stock split) of the Company’s common shares in the form of stock options, restricted stock, performance shares, and unrestricted stock to employees of the Company and its subsidiaries.  To date, the Company has only made awards of restricted stock under the Plan, which awards are subject to time vesting. This requires the executive or employee to remain employed with the Company or the Bank, as the case may be, until the awards have vested, or such shares of restricted stock will be forfeited. During 2021, 48,750 shares were awarded to 96 employees and 2,575 were forfeited under its long term incentive plan. At year-end, 2021, the Company held 997,766 shares in Treasury stock and 111,131 in unearned stock awards.

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank. The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year. Directors receive a prorated dollar value of shares for a partial year of service.  The value for the shares is to be based upon the closing price for shares on June 4, 2020 and thereafter on the first Thursday in June each year. On June 5, 2020, each Director received approximately $4,000 worth of shares which equated to 176 shares. On November 20, 2020, a new director received 20 prorated shares.  On June 4, 2021, ten directors received approximately $6,000 worth of shares which equated to 272 shares while four directors received a prorated value of shares.  On October 1, 2021, a new director received 68 prorated shares.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	-	$-	1,353,966
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,353,966

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein by Item 404 and paragraph (a) of Item 407 is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 12, 2022, and is incorporated herein by reference to the sections of the proxy statement captioned “Related Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is presented in the proxy statement to be furnished in connection with the solicitation of proxies on behalf of the Board of Directors of the Registrant for use at its Annual Meeting to be held on April 12, 2022, and is incorporated herein by reference to the section of the proxy statement captioned “Selection of Auditors/Principal Accounting Firm Fees.”

The opinion related to the financial statements in the annual report was provided by BKD, LLP from Fort Wayne, Indiana.  The Public Company Accounting Oversight Board (PCAOB) ID number for BKD, LLP is 686.

[Remainder of this page intentionally left blank.]

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

a.	The Following documents are filed as part of this report.

	(1)	Financial Statements (included in this 10-K under Item 8)
Report of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Note to Consolidated Financial Statements

	(2)	Financial Statement Schedules
Five Year Summary of Operations

b.	Exhibits Required by Item 601 of Regulation S-K

	(3.1)	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).

	(3.2)	Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q that was filed with the Commission on July 26, 2017).

	(4.1)	Description of Registrant's Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).

	(4.2)	Form of 3.25% Fixed to Floating Rate Subordinated Note due July 30, 2031 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.6 hereto).

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

(10.3)

Employment Agreement executed by and between The Farmers & Merchants State Bank and Lars B. Eller on September 1, 2021 (incorporated by reference to Exhibit 10.1 to Registrant’s Report on Form 8-K filed with the Commission on August 18, 2021).

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

(10.6)

Form of Subordinated Note Purchase Agreement, dated July 30, 2021, by and among Farmers & Merchants Bancorp, Inc, and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 2, 2021).

	(21)	Subsidiaries of Farmers & Merchants Bancorp, Inc.

	(23)	Consent of BKD, LLP

	(31.1)	Certification of the Chief Executive Officer Required under Rule 13(a)-14(a)/15d-14(a)

	(31.2)	Certification of the Chief Financial Officer Required under Rule 13(a)-14(a)/15d-14(a)

	(32.1)	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

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

By	/s/ Lars B. Eller	Date:	February 15, 2022
Lars B. Eller
Chief Executive Officer
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lars B. Eller	Date:	February 15, 2022	/s/ Barbara J. Britenriker	Date:	February 15, 2022
Lars B. Eller			Barbara J. Britenriker
Chief Executive Officer (Principal Executive Officer)			Chief Financial Officer
(Principal Financial Officer/Principal Accounting Officer)
/s/ Andrew J. Briggs	Date:	February 15, 2022
Andrew J. Briggs, Director

/s/ Eugene N. Burkholder	Date:	February 15, 2022	/s/ Jo Ellen Hornish	Date:	February 15, 2022
Eugene N. Burkholder, Director			Jo Ellen Hornish, Director

/s/ Jack C. Johnson	Date:	February 15, 2022	/s/ Lori A. Johnston	Date:	February 15, 2022
Jack C. Johnson, Director			Lori A. Johnston, Director

/s/ Marcia S. Latta	Date:	February 15, 2022	/s/ Steven J. Planson	Date:	February 15, 2022
Marcia S. Latta, Director			Steven J. Planson, Director

/s/ Kevin J. Sauder	Date:	February 15, 2022	/s/ Frank R. Simon	Date:	February 15, 2022
Kevin J. Sauder, Director			Frank R. Simon, Director

/s/ K. Brad Stamm	Date:	February 15, 2022	/s/ David P. Vernon	Date:	February 15, 2022
K. Brad Stamm, Director			David P. Vernon, Director