Form 10-Q
period 2022-03-31
FARMERS & MERCHANTS BANCORP INC
filed 2022-04-29
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,065,883
Class	Outstanding as of April 22, 2022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - March 31, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2022 and March 31, 2021	4

	Condensed Consolidated Statements of Comprehensive Loss - Three Months Ended March 31, 2022 and March 31, 2021	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three Months Ended March 31, 2022 and March 31, 2021	6-7

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2022 and March 31, 2021	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	46-61

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	63

PART II.	OTHER INFORMATION	63

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	64

Signatures		65

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$94,118	$135,485
Federal funds sold	45,404	45,338
Total cash and cash equivalents	139,522	180,823
Interest-bearing time deposits	8,677	10,913
Securities - available-for-sale	413,996	429,931
Other securities, at cost	8,568	8,162
Loans held for sale	6,060	7,714
Loans, net	1,945,449	1,841,177
Premises and equipment	26,653	26,913
Goodwill	80,434	80,434
Mortgage servicing rights	3,336	3,157
Other real estate owned	-	159
Bank owned life insurance	27,715	27,558
Other assets	25,735	21,359
Total Assets	$2,686,145	$2,638,300

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$497,249	$473,689
Interest-bearing
NOW accounts	681,975	650,466
Savings	626,787	597,828
Time	447,586	471,479
Total deposits	2,253,597	2,193,462
Federal funds purchased and securities sold under agreements to repurchase	31,680	29,268
Federal Home Loan Bank (FHLB) advances	22,656	24,065
Other borrowings	40,000	40,000
Subordinated notes, net of unamortized issuance costs	34,499	34,471
Dividend payable	2,462	2,461
Accrued expenses and other liabilities	14,773	17,406
Total liabilities	2,399,667	2,341,133

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,063,999 shares 3/31/22 and 12/31/21	122,886	122,674
Treasury stock - 997,916 shares 3/31/22, 997,766 shares 12/31/21	(11,739)	(11,724)
Retained earnings	195,057	189,401
Accumulated other comprehensive loss	(19,726)	(3,184)
Total stockholders' equity	286,478	297,167
Total Liabilities and Stockholders' Equity	$2,686,145	$2,638,300

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2021, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2022	March 31, 2021
Interest Income
Loans, including fees	$20,455	$15,612
Debt securities:
U.S. Treasury and government agencies	1,023	751
Municipalities	300	308
Dividends	42	50
Federal funds sold	10	5
Other	69	39
Total interest income	21,899	16,765
Interest Expense
Deposits	1,360	1,340
Federal funds purchased and securities sold under agreements to repurchase	152	166
Borrowed funds	335	222
Subordinated notes	269	-
Total interest expense	2,116	1,728
Net Interest Income - Before Provision for Loan Losses	19,783	15,037
Provision for Loan Losses	580	1,700
Net Interest Income After Provision for Loan Losses	19,203	13,337
Noninterest Income
Customer service fees	2,648	2,814
Other service charges and fees	998	838
Net gain on sale of loans	697	1,046
Net gain on sale of available-for-sale securities	-	293
Total noninterest income	4,343	4,991
Noninterest Expense
Salaries and wages	5,502	4,390
Employee benefits	2,054	1,994
Net occupancy expense	598	577
Furniture and equipment	1,056	791
Data processing	604	505
Franchise taxes	418	446
ATM expense	532	449
Advertising	237	235
Net gain on sale of other assets owned	(5)	(25)
FDIC assessment	114	236
Mortgage servicing rights amortization	26	505
Consulting fees	178	223
Other general and administrative	2,179	2,033
Total noninterest expense	13,493	12,359
Income Before Income Taxes	10,053	5,969
Income Taxes	1,951	1,060
Net Income	$8,102	$4,909
Basic and Diluted Earnings Per Share	$0.62	$0.44
Dividends Declared	$0.19	$0.17

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income	$8,102	$4,909
Other Comprehensive Income (Net of Tax):
Net unrealized loss on available-for-sale securities	(20,939)	(6,737)
Reclassification adjustment for realized gain on sale of available-for-sale securities	-	(293)
Net unrealized loss on available-for-sale securities	(20,939)	(7,030)
Tax benefit	(4,397)	(1,476)
Other comprehensive loss	(16,542)	(5,554)
Comprehensive Loss	$(8,440)	$(645)

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE Months Ended March 31, 2022

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income	Equity
Balance - January 1, 2022	13,066,233	$122,674	$(11,724)	$189,401	$(3,184)	$297,167
Net income				8,102		8,102
Other comprehensive loss					(16,542)	(16,542)
Issuance of 500 shares of restricted stock (Net of forfeitures - 650)	(150)	(1)	(15)	16		-
Stock-based compensation expense		213				213
Cash dividends declared - $0.19 per share				(2,462)		(2,462)
Balance - March 31, 2022	13,066,083	$122,886	$(11,739)	$195,057	$(19,726)	$286,478

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

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income	$8,102	$4,909
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	709	679
Amortization of premiums on available-for-sale securities, net	578	512
Servicing rights amortization and impairment	26	505
Amortization of core deposit intangible	199	140
Amortization of customer list intangible	31	31
Net amortization (accretion) of fair value adjustments	(1,015)	70
Amortization of subordinated note issuance costs	28	-
Stock-based compensation expense	213	225
Provision for loan loss	580	1,700
Gain on sale of loans held for sale	(697)	(1,046)
Originations of loans held for sale	(26,161)	(35,536)
Proceeds from sale of loans held for sale	28,512	36,811
Gain on sale of other assets owned	(5)	(25)
Gain on sales of securities available-for-sale	-	(293)
Increase in cash surrender value of bank owned life insurance	(157)	(139)
Change in other assets and other liabilities, net	(3,046)	(2,098)
Net cash provided by operating activities	7,897	6,445
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	13,762	15,897
Sales	-	7,773
Purchases	(19,344)	(76,081)
Activity in other securities, at cost:
Purchases	(406)	-
Change in interest-bearing time deposits	2,236	248
Proceeds from sale of other assets owned	164	99
Additions to premises and equipment	(448)	(318)
Loan originations and principal collections, net	(104,478)	(39,722)
Net cash used in investing activities	(108,514)	(92,104)
Cash Flows from Financing Activities
Net change in deposits	60,754	87,689
Net change in federal funds purchased and securities sold under agreements to repurchase	2,412	(167)
Repayment of FHLB advances	(1,388)	(157)
Purchase of treasury stock	-	(23)
Cash dividends paid on common stock	(2,462)	(1,889)
Net cash provided by financing activities	59,316	85,453
Net Decrease in Cash and Cash Equivalents	(41,301)	(206)
Cash and Cash Equivalents - Beginning of year	180,823	175,706
Cash and Cash Equivalents - End of period	$139,522	$175,500

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)

	(in thousands of dollars)
	Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental Information
Supplemental cash flow information:
Interest paid	$3,057	$1,573
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	-	148
Cash dividends declared not paid	2,462	1,889

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that are expected for the year ended December 31, 2022.  The condensed consolidated balance sheet of the Company as of December 31, 2021, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Fair Value of Consideration Transferred
(In Thousands)
Cash	$59,234
Common Shares	41,078
Total	$100,312

Recognized amounts of identifiable assets acquired and liabilities assumed

Assets
Cash and cash equivalents	$44,975
Federal funds sold	1,672
Interest-bearing time deposits	6,250
Other securities, at cost	2,794
Loans, net	334,661
Premises and equipment	615
Goodwill	25,220
Other assets	3,975
Total Assets Purchased	$420,162

Liabilities
Deposits
Noninterest bearing	$2,018
Interest bearing	309,090
Total deposits	311,108
Federal Home Loan Bank (FHLB) advances	6,218
Accrued expenses and other liabilities	2,524
Total Liabilities Assumed	$319,850

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet at March 31, 2022.  The amounts of loans at October 1, 2021, December 31, 2021 and March 31, 2022 are as follows:

(In Thousands)
Balance - October 1, 2021
Consumer Real Estate	$608
Agricultural Real Estate	118
Commercial Real Estate	234
Commercial & Industrial	5
Carrying amount, net of fair value adjustment of $237	$728

Balance - December 31, 2021
Consumer Real Estate	$581
Agricultural Real Estate	114
Commercial Real Estate	5
Commercial & Industrial	-
Carrying amount, net of fair value adjustment of $190	$510

Balance - March 31, 2022
Consumer Real Estate	$536
Agricultural Real Estate	110
Commercial Real Estate	2
Commercial & Industrial	-
Carrying amount, net of fair value adjustment of $177	$471

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$962
Agricultural Real Estate	146
Commercial Real Estate	293
Commercial & Industrial	6
Total required payments receivable	$1,407

Cash flows expected to be collected at acquisition	$728

Basis in acquired loans at acquisition	$965

During the first quarter 2022, one consumer real estate purchased credit impaired loan was paid off with the associated discount of $12 thousand included in the loan interest income in the Company’s consolidated statement of income for the three months ended March 31, 2022.  During the fourth quarter 2021, two commercial real estate and one consumer purchased credit impaired loans were paid off in full.  The associated discount originally recognized at acquisition of $47 thousand was included in the loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2021.  The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $177 thousand at March 31, 2022, $190 thousand at December 31, 2021 and $237 thousand at October 1, 2021.

Changes in accretable yield, or income expected to be collected, are as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(In Thousands)	(In Thousands)
Beginning Balance	$5,262	$-
Additions	64	-
Accretion	(322)	-
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$5,004	$-

On April 30, 2021, the Company acquired Ossian Financial Services, Inc., (OSFI), the bank holding company for Ossian State Bank, a community bank based in Ossian, Indiana.  Ossian State Bank operated two full-service offices in the northeast Indiana communities of Ossian and Bluffton.  Shareholders of OSFI received $67.71 in cash for each share. OSFI had 295,388 shares outstanding on April 30, 2021. Total consideration for the acquisition was approximately $20.0 million in cash.  As a result of the acquisition, the Company has increased its deposit base and is working to reduce transaction costs.  The Company has reduced costs through economies of scale.

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

The carrying amount of those loans is included in loans, net on the balance sheet at March 31, 2022.  The amounts of loans at April 30, 2021, December 31, 2021 and March 31, 2022 are as follows:

(In Thousands)
Balance - April 30, 2021
Consumer Real Estate	$24
Agricultural Real Estate	981
Commercial Real Estate	315
Commercial & Industrial	314
Carrying amount, net of fair value adjustment of $325	$1,309

Balance - December 31, 2021
Consumer Real Estate	$22
Agricultural Real Estate	-
Commercial Real Estate	222
Commercial & Industrial	285
Carrying amount, net of fair value adjustment of $321	$208

Balance - March 31, 2022
Consumer Real Estate	$21
Agricultural Real Estate	-
Commercial Real Estate	210
Commercial & Industrial	277
Carrying amount, net of fair value adjustment of $321	$187

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$28
Agricultural Real Estate	1,142
Commercial Real Estate	527
Commercial & Industrial	360
Total required payments receivable	$2,057

Cash flows expected to be collected at acquisition	$1,309

Basis in acquired loans at acquisition	$1,634

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(In Thousands)	(In Thousands)
Beginning Balance	$645	$-
Additions	-	-
Accretion	(44)	-
Reclassification from nonaccretable difference	-	-
Disposals	-	-
Ending Balance	$601	$-

The results of operations of Ossian State Bank and Perpetual Federal Savings Bank have been included in the Company’s consolidated financial statements since the acquisition dates of April 30, 2021 and October 1, 2021, respectively.  The following schedule includes pro-forma results for the three months ended March 31, 2022 and 2021 as if the Ossian State Bank and Perpetual Federal Savings Bank acquisitions had occurred as of the beginning of the comparable prior reporting period.

	(in thousands of dollars, except per share data)
	Three Months Ended
	March 31, 2022	March 31, 2021
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$19,783	$19,250
Provision for Loan Losses	580	1,701
Net Interest Income After Provision for Loan Losses	19,203	17,549
Noninterest Income	4,343	5,226
Noninterest Expense	13,493	14,055
Income Before Income Taxes	10,053	8,720
Income Taxes	1,951	1,622
Net Income	$8,102	$7,098
Basic and Diluted Earnings Per Share	$0.62	$0.54

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transactions, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects.  The pro-forma information for the quarter ended March 31, 2022 includes approximately $2.1 million, net of tax, of operating revenue from Ossian State Bank and Perpetual Federal Savings Bank since January 1, 2022.

The pro-forma financial information is presented for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

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

Changes in accretable yield, or income expected to be collected, for the three months ended are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(In Thousands)	(In Thousands)
Beginning Balance	$1,198	$1,653
Additions	5	1
Accretion	(106)	(108)
Reclassification from nonaccretable difference	-	-
Disposals	-	(4)
Ending Balance	$1,097	$1,542

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

The amortization expense of the core deposit intangible for the three months ended March 31, 2021 was $140 thousand. Of the $795 thousand to be expensed in 2022, $199 thousand has been expensed for the three months ended March 31, 2022.  Annual amortization of core deposit intangible assets is as follows:

	(In Thousands)
	Geneva	Ossian	Perpetual	Total
2022	$560	$140	$95	$795
2023	560	140	95	795
2024	560	140	95	795
2025	560	140	95	795
2026	-	140	95	235
Thereafter	-	187	169	356
	$2,240	$887	$644	3,771

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

The amortization expense of the customer list intangible for the three months ended March 31, 2021 was $31 thousand.  Of the $123 thousand to be expensed in 2022, $31 thousand has been expensed for the three months ended March 31, 2022.  Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2022	$123
2023	123
2024	123
2025	123
2026	123
Thereafter	47
$662

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at March 31, 2022 and December 31, 2021, are as follows:

	(In Thousands)
	March 31, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$105,394	$-	$(5,849)	$99,545
U.S. Government agencies	153,575	50	(9,818)	143,807
Mortgage-backed securities	111,516	43	(6,499)	105,060
State and local governments	68,481	194	(3,091)	65,584
Total available-for-sale securities	$438,966	$287	$(25,257)	$413,996

	(In Thousands)
	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$90,775	$-	$(1,598)	$89,177
U.S. Government agencies	159,673	695	(3,482)	156,886
Mortgage-backed securities	118,550	839	(1,462)	117,927
State and local governments	64,964	1,498	(521)	65,941
Total available-for-sale securities	$433,962	$3,032	$(7,063)	$429,931

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	March 31, 2022
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(3,481)	$73,310	$(2,368)	$26,235	$(5,849)	$99,545
U.S. Government agencies	(2,546)	48,126	(7,272)	86,553	(9,818)	134,679
Mortgage-backed securities	(3,271)	65,991	(3,228)	34,388	(6,499)	100,379
State and local governments	(2,185)	48,218	(906)	6,940	(3,091)	55,158
Total available-for-sale securities	$(11,483)	$235,645	$(13,774)	$154,116	$(25,257)	$389,761

	(In Thousands)
	December 31, 2021
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(1,598)	$89,177	$-	$-	$(1,598)	$89,177
U.S. Government agencies	(1,898)	86,739	(1,584)	41,738	(3,482)	128,477
Mortgage-backed securities	(1,050)	63,157	(412)	16,434	(1,462)	79,591
State and local governments	(296)	17,727	(225)	5,487	(521)	23,214
Total available-for-sale securities	$(4,842)	$256,800	$(2,221)	$63,659	$(7,063)	$320,459

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future.  The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three months ended March 31, 2022 and March 31, 2021.

	Three Months
	(In Thousands)
	2022	2021
Gross realized gains	$-	$293
Gross realized losses	-	-
Net realized gains	$-	$293
Tax expense related to net realized gains	$-	$62

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$4,327	$4,333
After one year through five years	167,862	160,778
After five years through ten years	155,261	143,825
After ten years	-	-
Total	$327,450	$308,936
Mortgage-backed securities	111,516	105,060
Total	$438,966	$413,996

Investments with a carrying value of $122.7 million and $115.0 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $7.3 million as of March 31, 2022 and December 31, 2021 in addition to Ohio Equity Fund for Housing Limited Partnership funding of $1.2 million as of  March 31, 2022 and $820 thousand as of  December 31, 2021 out of a total $3.0 million committed.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of March 31, 2022 and December 31, 2021 are summarized below:

	(In Thousands)
Loans:	March 31, 2022	December 31, 2021
Consumer Real Estate	$410,120	$395,873
Agricultural Real Estate	196,223	198,343
Agricultural	140,709	118,368
Commercial Real Estate	910,839	848,477
Commercial and Industrial	216,918	208,270
Consumer	57,521	57,737
Other	31,573	32,089
	1,963,903	1,859,157
Less: Net deferred loan fees and costs	(1,683)	(1,738)
	1,962,220	1,857,419
Less: Allowance for loan losses	(16,771)	(16,242)
Loans - Net	$1,945,449	$1,841,177

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of March 31, 2022:

	(In Thousands)
	Fixed	Variable

Consumer Real Estate	$320,351	$89,769
Agricultural Real Estate	126,606	69,617
Agricultural	59,168	81,541
Commercial Real Estate	743,845	166,994
Commercial and Industrial	120,483	96,435
Consumer	52,935	4,586
Other	21,671	9,902

As of March 31, 2022 and December 31, 2021 one to four family residential mortgage loans amounting to $191.8 million and $193.2 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of March 31, 2022 and December 31, 2021, net of deferred loan fees and costs:

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$236	$16	$371	$623	$409,441	$410,064	$-
Agricultural Real Estate	-	-	-	-	195,901	195,901	-
Agricultural	673	34	-	707	140,140	140,847	-
Commercial Real Estate	-	-	180	180	909,228	909,408	-
Commercial and Industrial	7	-	273	280	248,082	248,362	-
Consumer	60	2	-	62	57,576	57,638	-
Total	$976	$52	$824	$1,852	$1,960,368	$1,962,220	$-

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$228	$-	$246	$474	$395,331	$395,805	$-
Agricultural Real Estate	436	-	-	436	197,597	198,033	-
Agricultural	-	-	-	-	118,504	118,504	-
Commercial Real Estate	-	-	180	180	846,930	847,110	-
Commercial and Industrial	21	131	149	301	239,837	240,138	-
Consumer	64	-	-	64	57,765	57,829	-
Total	$749	$131	$575	$1,455	$1,855,964	$1,857,419	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2022 and December 31, 2021:

	(In Thousands)
	March 31, 2022	December 31, 2021

Consumer Real Estate	$861	$824
Agricultural Real Estate	6,266	6,477
Agricultural	20	20
Commercial Real Estate	1,152	600
Commercial & Industrial	273	149
Consumer	9	6
Total	$8,581	$8,076

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

Agricultural: Loans for the production and housing of crops, fruits, vegetables, and livestock or to fund the purchase or re-finance of capital assets such as machinery and equipment and livestock. The production of crops and livestock is especially vulnerable to commodity prices and weather. The vulnerability to commodity prices is offset by the farmer’s ability to hedge their position by the use of various pricing mechanisms. The risk related to weather is often mitigated by crop insurance.

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

Commercial and Industrial: Loans to proprietorships, partnerships, limited liability companies or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition.  Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval.  Included in commercial loans for March 2022 and December 2021 were Paycheck Protection Program (PPP) loans, administered by the Small Business Administration (SBA), in the amounts of $463 thousand and $2.9 million, respectively.  The PPP provided loans to eligible businesses through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements.  The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer.  Therefore, there is no allowance for loan losses related to these loans.

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of March 31, 2022 and December 31, 2021:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
March 31, 2022
1-2	$10,420	$2,582	$10,521	$1,907	$-
3	38,929	35,331	255,646	50,159	11,323
4	128,550	101,046	619,738	159,828	20,250
5	9,328	1,585	7,269	869	-
6	8,674	303	16,234	4,026	-
7	-	-	-	-	-
8	-	-	-	-	-
Total	$195,901	$140,847	$909,408	$216,789	$31,573

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2021
1-2	$8,720	$4,178	$10,894	$4,604	$-
3	42,180	38,623	238,132	46,547	11,408
4	129,301	75,164	568,038	152,736	20,681
5	4,599	227	14,509	986	-
6	13,233	312	15,537	3,176	-
7	-	-	-	-	-
8	-	-	-	-	-
Total	$198,033	$118,504	$847,110	$208,049	$32,089

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of March 31, 2022 and December 31, 2021.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	March 31, 2022	December 31, 2021
Grade
Pass	$407,889	$392,940
Special Mention (5)	864	1,673
Substandard (6)	1,311	1,192
Doubtful (7)	-	-
Total	$410,064	$395,805

	(In Thousands)
	Consumer - Credit		Consumer - Other
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Performing	$3,935	$3,906	$53,624	$53,820
Nonperforming	10	13	69	90
Total	$3,945	$3,919	$53,693	$53,910

Information about impaired loans as of March 31, 2022, December 31, 2021 and March 31, 2021 are as follows:

		(In Thousands)
	March 31, 2022	December 31, 2021	March 31, 2021

Impaired loans without a valuation allowance	$3,990	$1,228	$6,604
Impaired loans with a valuation allowance	8,634	10,711	5,532
Total impaired loans	$12,624	$11,939	$12,136
Valuation allowance related to impaired loans	$1,535	$2,184	$1,109
Total non-accrual loans	$8,581	$8,076	$8,139
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$12,764	$11,676	$13,467
Year to date average investment in impaired loans	$12,764	$12,247	$13,467

There were no additional funds available to be advanced in connection with impaired loans as of March 31, 2022.

The Bank had approximately $7.3 million of its impaired loans classified as troubled debt restructured (TDR) as of March 31, 2022, $7.6 million as of December 31, 2021 and $5.8 million as of March 31, 2021.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications do not result in the contractual forgiveness of principal.  During the first quarter of 2022 and 2021, there were no new loans considered TDR.

For the three month periods ended March 31, 2022 and 2021, there were no TDRs that subsequently defaulted after modification.

For the three month period ended March 31, 2022, there was no activity related to impaired loans classified as TDR. There were three commercial impaired commercial loans of $809 thousand that were classified as TDR charged off and there were no impaired loans classified as TDR paid off during the three month period ended March 31, 2021.

[ Remainder of this page intentionally left blank ]

.

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

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off, whether a partial or full loan balance.  A charge-off in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency.  At 90 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. A broker’s price opinion or appraisal will be completed on all home loans in litigation and any deficiency will be charged off before reaching 150 days delinquent.  Commercial and agricultural credits are charged down/allocated at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance.  Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-off may be realized as further unsecured positions are recognized.

The following tables present loans individually evaluated for impairment by class of loans for the three months ended March 31, 2022 and March 31, 2021 and for the year ended December 31, 2021.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended March 31, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$692	$692	$-	$372	$1	$2
Agricultural Real Estate	2,172	2,276	-	1,145	7	2
Agricultural	20	20	-	20	-	-
Commercial Real Estate	749	749	-	660	4	5
Commercial and Industrial	334	334	-	254	2	-
Consumer	23	23	-	16	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	4,498	4,498	273	5,550	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	3,348	3,348	632	3,745	37	-
Commercial and Industrial	788	788	630	994	14	-
Consumer	-	-	-	8	-	-
Totals:
Consumer Real Estate	$692	$692	$-	$372	$1	$2
Agricultural Real Estate	$6,670	$6,774	$273	$6,695	$7	$2
Agricultural	$20	$20	$-	$20	$-	$-
Commercial Real Estate	$4,097	$4,097	$632	$4,405	$41	$5
Commercial and Industrial	$1,122	$1,122	$630	$1,248	$16	$-
Consumer	$23	$23	$-	$24	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						Interest
Year Ended December 31, 2021		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$604	$604	$-	$456	$5	$15
Agricultural Real Estate	423	423	-	1,000	33	-
Agricultural	-	-	-	143	18	3
Commercial Real Estate	180	180	-	1,445	70	9
Commercial and Industrial	21	21	-	920	24	158
Consumer	-	-	-	17	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	59	-	-
Agricultural Real Estate	6,302	6,406	691	5,414	54	-
Agricultural	20	20	1	94	-	-
Commercial Real Estate	3,381	3,381	664	2,199	70	3
Commercial and Industrial	982	982	825	498	17	-
Consumer	26	26	3	2	1	-
Totals:
Consumer Real Estate	$604	$604	$-	$515	$5	$15
Agricultural Real Estate	$6,725	$6,829	$691	$6,414	$87	$-
Agricultural	$20	$20	$1	$237	$18	$3
Commercial Real Estate	$3,561	$3,561	$664	$3,644	$140	$12
Commercial and Industrial	$1,003	$1,003	$825	$1,418	$41	$158
Consumer	$26	$26	$3	$19	$1	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

As of March 31, 2022, the Company had no foreclosed residential real estate property obtained by physical possession and $291 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $159 thousand of foreclosed residential real estate property obtained by physical possession and $255 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding are in process according to local jurisdictions as of December 31, 2021.  As of March 31, 2021, the Company had $148 thousand of foreclosed residential real estate property obtained by physical possession and $796 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Three Months Ended	Twelve Months Ended
	March 31, 2022	December 31, 2021
Allowance for Loan & Lease Losses
Balance at beginning of year	$16,242	$13,672
Provision for loan loss	580	3,444
Loans charged off	(94)	(1,332)
Recoveries	43	458
Allowance for Loan & Lease Losses	$16,771	$16,242
Allowance for Unfunded Loan Commitments & Letters of Credit	$1,076	$1,041
Total Allowance for Credit Losses	$17,847	$17,283

The Company segregates its ALLL into two reserves:  The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC).  When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The ALLL does not include an accretable yield of $6.7 and $7.1 million as of March 31, 2022 and December 31, 2021, respectively, nor a nonaccretable yield of $498 and $510 thousand as of March 31, 2022 and December 31, 2021, respectively, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 as previously discussed in Note 2.

The AULC is reported within other liabilities while the ALLL is netted within the loans, net asset line on the Company’s consolidated balance sheet.  The ACL presented above represents the full amount of reserves available to absorb possible credit losses.

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

Additional analysis, presented in thousands, related to the allowance for credit losses for the three months ended March 31, 2022 and March 31, 2021 in addition to the ending balances as of December 31, 2021 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2022
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	17,283
Charge Offs	-	-	-	-	(6)	(88)	-	-	(94)
Recoveries	5	-	-	2	9	27	-	-	43
Provision (Credit)	30	(434)	135	441	216	59	-	133	580
Other Non-interest expense related to unfunded	-	-	-	-	-	-	35	-	35
Ending Balance	$892	$606	$844	$9,573	$4,066	$623	$1,076	$167	$17,847
Ending balance: individually evaluated for impairment	$-	$273	$-	$632	$630	$-	$-	$-	$1,535
Ending balance: collectively evaluated for impairment	$892	$333	$844	$8,941	$3,436	$623	$1,076	$167	$16,312
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$410,064	$195,901	$140,847	$909,408	$248,362	$57,638	$-	$-	$1,962,220
Ending balance: individually evaluated for impairment	$692	$6,670	$20	$4,097	$1,122	$23	$-	$-	$12,624
Ending balance: collectively evaluated for impairment	$408,694	$189,033	$140,827	$905,076	$246,904	$57,615	$-	$-	$1,948,149
Ending balance: loans acquired with deteriorated credit quality	$678	$198	$-	$235	$336	$-	$-	$-	$1,447

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2021	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Ending balance: individually evaluated for impairment	$-	$691	$1	$664	$825	$3	$-	$-	$2,184
Ending balance: collectively evaluated for impairment	$857	$349	$708	$8,466	$3,022	$622	$1,041	$34	$15,099
Ending balance: loans acquired with deteriorated credit quality	$37	$-	$-	$-	$-	$-	$-	$-	$37
FINANCING RECEIVABLES:
Ending balance	$395,805	$198,033	$118,504	$847,110	$240,138	$57,829	$-	$-	$1,857,419
Ending balance: individually evaluated for impairment	$604	$6,725	$20	$3,561	$1,003	$26	$-	$-	$11,939
Ending balance: collectively evaluated for impairment	$394,489	$191,107	$118,484	$843,299	$238,849	$57,803	$-	$-	$1,844,031
Ending balance: loans acquired with deteriorated credit quality	$712	$201	$-	$250	$286	$-	$-	$-	$1,449

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended March 31, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Charge Offs	-	-	(142)	-	(809)	(62)	-	-	(1,013)
Recoveries	3	-	-	2	5	56	-	-	66
Provision (Credit)	(12)	428	57	251	66	(5)	-	915	1,700
Other Non-interest expense related to unfunded	-	-	-	-	-	-	411	-	411
Ending Balance	$624	$1,386	$616	$7,668	$2,608	$595	$1,052	$928	$15,477
Ending balance: individually evaluated for impairment	$23	$1,086	$-	$-	$-	$-	$-	$-	$1,109
Ending balance: collectively evaluated for impairment	$601	$300	$616	$7,668	$2,608	$595	$1,052	$928	$14,368
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$175,481	$179,639	$100,147	$617,512	$214,341	$54,559	$-	$-	$1,341,679
Ending balance: individually evaluated for impairment	$951	$6,632	$292	$2,905	$1,335	$21	$-	$-	$12,136
Ending balance: collectively evaluated for impairment	$174,489	$173,007	$99,855	$614,607	$212,927	$54,538	$-	$-	$1,329,423
Ending balance: loans acquired with deteriorated credit quality	$41	$-	$-	$-	$79	$-	$-	$-	$120

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

	(in thousands of dollars)
	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings per share
Net income	$8,102	$4,909
Less: distributed earnings allocated to participating securities	(21)	(15)
Less: undistributed earnings allocated to participating securities	(48)	(23)
Net earnings available to common shareholders	$8,033	$4,871

Weighted average common shares outstanding including participating securities	13,066,272	11,197,012
Less: average unvested restricted shares	(111,165)	(86,595)
Weighted average common shares outstanding	12,955,107	11,110,417
Basic and diluted earnings per share	$0.62	$0.44

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of March 31, 2022 and December 31, 2021 are reflected below.

	(In Thousands)
	March 31, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$139,522	$139,522	$139,522	$-	$-
Interest-bearing time deposits	8,677	8,690	-	8,690	-
Securities - available-for-sale	413,996	413,996	99,545	310,949	3,502
Other securities	8,568	8,568	-	-	8,568
Loans held for sale	6,060	6,162	-	-	6,162
Loans, net	1,945,449	1,969,643	-	-	1,969,643
Interest receivable	7,961	7,961	-	-	7,961

Financial Liabilities:
Interest bearing deposits	$1,308,762	$1,306,633	$-	$-	$1,306,633
Non-interest bearing deposits	497,249	497,249	-	497,249	-
Time deposits	447,586	451,085	-	-	451,085
Total Deposits	2,253,597	2,254,967	-	497,249	1,757,718

Federal funds purchased and securities sold under agreement to repurchase	31,680	31,680	-	-	31,680
Federal Home Loan Bank advances	22,656	22,448	-	-	22,448
Other borrowings	40,000	40,000	-	40,000	-
Subordinated notes, net of unamortized issuance costs	34,499	35,000	-	35,000	-
Interest payable	823	823	-	-	823

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$180,823	$180,832	$180,823	$-	$-
Interest-bearing time deposits	10,913	10,933	-	10,933	-
Securities - available-for-sale	429,931	429,931	89,177	335,981	4,773
Other securities	8,162	8,162	-	-	8,162
Loans held for sale	7,714	7,844	-	-	7,844
Loans, net	1,841,177	1,864,386	-	-	1,864,386
Interest receivable	7,209	7,209	-	-	7,209

Financial Liabilities:
Interest bearing deposits	$1,248,294	$1,248,044	$-	$-	$1,248,044
Non-interest bearing deposits	473,689	473,689	-	473,689	-
Time deposits	471,479	475,810	-	-	475,810
Total Deposits	2,193,462	2,197,543	-	473,689	1,723,854

Federal funds purchased and securities sold under agreement to repurchase	29,268	29,268	-	-	29,268
Federal Home Loan Bank advances	24,065	24,305	-	-	24,305
Other borrowings	40,000	40,000	-	40,000	-
Subordinated notes, net of unamortized issuance costs	34,471	35,000	-	35,000	-
Interest payable	1,125	1,125	-	-	1,125

Fair Value Measurements:

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following summarizes financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$99,545	$-	$-
U.S. Government agencies	-	143,807	-
Mortgage-backed securities	-	105,060	-
State and local governments	-	62,082	3,502
Total Securities Available-for-Sale	$99,545	$310,949	$3,502

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$89,177	$-	$-
U.S. Government agencies	-	156,886	-
Mortgage-backed securities	-	117,927	-
State and local governments	-	61,168	4,773
Total Securities Available-for-Sale	$89,177	$335,981	$4,773

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three month periods ended March 31, 2022 and March 31, 2021.  For the three month period ended March 31, 2022, there was one security transfer from Level 3 to Level 2.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2022	$2,307	$2,466	$4,773

Change in Market Value	(39)	(83)	(122)

Payments & Maturities	(160)	-	(160)

Reclassification & Adjustments	-	(989)	(989)

Balance at March 31, 2022	$2,108	$1,394	$3,502

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2021	$-	$1,562	$1,562

Change in Market Value	-	(23)	(23)

Payments & Maturities	-	-	-

Reclassification & Adjustments	-	-	-

Balance at March 31, 2021	$-	$1,539	$1,539

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At March 31, 2022 and December 31, 2021, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At March 31, 2022 and December 31, 2021, fair value of collateral dependent impaired loans categorized as Level 3 was $7.1 million and $8.5 million, respectively. The specific allocation for impaired loans was $1.5 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively, which are accounted for in the allowance for loan losses (see Note 4).

During 2021, impairment was recognized on mortgage servicing rights based upon the independent third party’s quarterly valuations.  A valuation allowance was established by strata to quantify the likely impairment of the value of the mortgage servicing rights to the Company.  If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value.  Impairment was $280 thousand at March 31, 2022 and $414 thousand at December 31, 2021.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	March 31, 2022	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,502	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0.97-2.94% (2.45%)

Collateral dependent impaired loans	7,099	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-36.49% (31.27%)

Mortgage servicing rights	3,336	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	4.39-18.42% (11.54%)

Other real estate owned - residential	-	Appraisals	Discount to reflect current market	— % ( — %)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2021	Valuation Technique	Unobservable Inputs	Average)
State and local government	$4,773	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0.21-1.77% (1.33%)

Collateral dependent impaired loans	8,527	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-53.95% (34.78%)

Mortgage servicing rights	3,157	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	1.94-27.70% (18.44%)

Other real estate owned - residential	99	Appraisals	Discount to reflect current market	32.72% (32.72%)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents impaired loans as recorded at fair value on March 31, 2022 and December 31, 2021:

	Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2022
	(In Thousands)
	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$7,099	$-	$-	$7,099
Mortgage servicing rights	3,336	-	-	3,336
Other real estate owned - residential	-	-	-	-

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2021
	(In Thousands)
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$8,527	$-	$-	$8,527
Mortgage servicing rights	3,157	-	-	3,157
Other real estate owned - residential	99	-	-	99

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had no federal funds purchased as of March 31, 2022 and December 31, 2021.  During the same time periods, the Company had $31.7 million and $29.3 million in securities sold under agreement to repurchase.

	March 31, 2022
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$1,009	$-	$20,806	$9,865	$31,680
Total	$1,009	$-	$20,806	$9,865	$31,680

	December 31, 2021
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Repurchase agreements
US Treasury & agency securities	$1,062	$-	$3,900	$24,306	$29,268
Total	$1,062	$-	$3,900	$24,306	$29,268

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

	March 31, 2022		December 31, 2021
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(501)	$35,000	$(529)

NOTE 9 SUBSEQUENT EVENT

On April 13, 2022, the Bank received approval to pay a special dividend of $40 million to Bancorp to pay off the short term other borrowings undertaken for the Perpetual acquisition.  Payment will be made on April 20, 2022.  The line of credit will remain open for future liquidity needs.

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

The Company has contracted with an external advisor and has formed a committee to determine the methodology to be used. Most importantly, the Company is gathering as much data as possible to enable management to review scenarios and determine which calculations will produce the most reliable results. The Company began working with the third-party service provider to review parallel reports starting in June 2019.  During the first quarter of 2022, time was spent learning the software and working to refine methodology.  More discussion surrounding CECL will come next quarter.  The Company will adopt ASU 2016-13 on January 1, 2023.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has had a tremendous start to 2022 continuing the momentum from 2021.  The first three months have been the first clean quarter since the acquisitions of Ossian and Perpetual which gives us a picture of our core business going forward.  Organic loan growth increased 22.0%, which excludes acquisition and PPP balances, on a year-over-year basis with first quarter being the third consecutive quarter with organic loan growth greater than 10%.

On April 1st, the Bank officially celebrated its 125th birthday in each of the locations with management delivering treats for employees and customers.  A committee has been formed within the Bank to promote the Bank’s birthday and continue the celebration with special events throughout the year.  In July, in conjunction with the five year anniversary of being traded on NASDAQ, the Company will ring the closing bell in New York.

F&M Commercial Banking Division entered 2022 with a strong loan pipeline and demand was still strong throughout F&M’s three state footprint.  Client performance remains good; however, as we entered 2022 our clients were still impacted by a multitude of factors: availability of workforce, interruptions and delays in the supply chain and concerns over energy prices.  Credit quality of the portfolio remains solid, past dues and delinquencies were at record lows in 2021 and remained low in the first quarter of 2022.   First quarter fee income remained strong, which was a focus since PPP income of prior years would need to be replaced.  PPP loans as of December 31, 2021 were $2.9 million.  During the quarter all but $463 thousand was forgiven or repaid.

Grain prices have remained strong through 1st quarter 2022 and have provided opportunities for our grain farmers to continue to sell their 2021 production along with forward pricing their 2022 estimated production at profitable levels.  With high commodity prices, crop insurance will take out the bottom side risk for 2022 production.  Grain, livestock and agri-businesses financial performance for 2021 and 1st quarter 2022 has generally been favorable.   Rising input costs, rising interest rates and supply issues will need to be managed moving forward.  Land values have continued to remain strong.  The agriculture portfolio remains healthy with manageable concerns.

Home loan rates have started to increase and the volume of refinancing loans has slowed as compared to the same time in 2021. Turn times have become more manageable and the Bank is focusing on home equity lines as an opportunity for growth. Limited inventory and the demand for homes remain strong. During the quarter, 256 loans, including home equity and lines of credit, were closed totaling $33.1 million which compares to 332 loans and $41.2 million the first quarter in 2021.  The first quarter gain on 1-4 family mortgage sales was down by approximately 67% compared to first quarter 2021.  On average, the median national home price grew by 17% over the past year to $317,500 according to Housing Wire.  Increased lumber prices have impacted the remodeling and new build; however, we have seen input prices begin to decrease.

Net interest earnings increased by $4.7 million as compared to first three months of 2021. The improvement was primarily due to growth in the balance sheet as the Company continues to operate in the low rate environment preceded by the national prime rate drop of 150 basis points in the first quarter of 2020. Interest rates have increased as the national prime rate increased 25 basis points this March.  The year to date net interest margin decreased 19 basis points to 3.14% as compared to year to date March 31, 2021 and 7 basis points compared to fourth quarter 2021. The asset yield decreased by 24 basis points compared to prior year to date and 12 basis points compared to prior quarter. Loan interest for 2021 included the impact of the PPP origination fees.  Cost of funds decreased 8 basis points on a year to date basis and 6 basis points when comparing the first quarter’s cost to fourth quarter 2021. Interest expense has been positively impacted with the time deposit and FHLB borrowing accretions resulting from the acquisitions as a reduction to interest expense.  Further discussion of the balance sheet composition movements and the impact on the earnings can be viewed in the Material Results of Operations section that follows.

Net income improved 65.0% in comparing the first three months 2022 to first three months 2021 and earnings per share increased 40.9% in the same comparison. The higher net income was mainly driven by two factors: higher interest income and lower provision expense. Interest income on a year to date basis increased 30.6% or $5.1 million compared to 2021.  Interest income included $374 thousand of net loan accretion income resulting from the acquisitions.  As mentioned previously, interest expense was offset by acquisition accretions for time deposits and FHLB borrowings which equaled $640 thousand for the quarter.  Interest expense increased by 22.5% and $388 thousand on a year to date basis compared to first three months 2021 on 39.5% higher average balances in 2022. Provision expense decreased $1.1 million.  Included in the first three months of 2021, were three charged off impaired commercial loans of $809 thousand.  Noninterest income decreased 13.0% or $648 thousand over the same period 2021.  Decreased gain on sales of both 1-4 family mortgage loans and fixed rate agricultural loans along with gain on sale of available-for-sale securities were the biggest contributors. 1-4 family mortgage activity remains strong though has slowed compared to 2021 activity. We expect additional slowing in 2022 as refinancing has slowed, housing prices have increased, inventory of available homes is low due to quick turnover throughout most of the Bank’s market area due to the increase in interest rates.  The Bank has increased the number of Home Loan Originators (HLOs) due to a larger footprint which we hope stabilizes the activity.  Noninterest expenses increased $1.1 million or 9.2% with salaries and wages increasing $1.1 million.

The Company has worked diligently to manage during volatile times and the increase in our size and footprint has helped establish diversity of revenue streams and insulate our earnings. While we report and recognize the many one-time costs incurred by our strategic focus, we continue to realize the long-term benefits of our strategies. Our historical prudent approach to lending has continued to demonstrate its benefits in our credit quality. Past dues over 30 days as of March 31, 2022 were 0.10% of total loans outstanding.  We continue to strengthen relationships with our customers, employees, shareholders and communities in support of our mission to “help people live their best lives.” The Company remains well capitalized and plans to continue in our strategic vision of expansion to be a $3 billion bank by the end of 2022.

NATURE OF ACTIVITIES

Farmers & Merchants Bancorp, Inc. (the “Company”) is a financial holding company incorporated under the laws of Ohio in 1985.  Our subsidiaries are The Farmers & Merchants State Bank (the “Bank”), a local independent community bank that has been primarily serving Northwest Ohio and Northeast Indiana since 1897, and Farmers & Merchants Risk Management, Inc., a captive insurance company formed in December 2014 and located in Nevada. We report our financial condition and net income on a consolidated basis and we have only one segment.

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.  The Bank operates thirty full-service banking offices throughout Northwest Ohio and Northeast Indiana and a drive-up facility in Archbold.  The Bank also operates three Loan Production Offices (LPOs), one in each state of Ohio, Indiana and Michigan.

The Farmers & Merchants State Bank engages in general commercial banking and savings business including commercial, agricultural and residential mortgage, consumer and credit card lending activities.  The largest segment of the lending business relates to commercial, both real estate and non-real estate. The type of commercial business ranges from small business to multi-million dollar companies. The loans are a reflection of business located within the Banks’ market area. Because the Bank's offices are primarily located in Northwest Ohio and Northeast Indiana, a substantial amount of the loan portfolio is comprised of loans made to customers in the farming industry for such items as farm land, farm equipment and operating loans for seed, fertilizer, and feed. Other types of lending activities include loans for home improvements, and loans for the purchase of autos, trucks, recreational vehicles, motorcycles, and other consumer goods.

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

Consumer Loans:

•	Maximum loan to value (LTV) for cars, SUVs, and trucks is 110% depending on whether direct or indirect.
•	Loans above 100% are generally the result of sales tax.
•	Boats, campers, motorcycles, RV's and Motor Coaches range from 80%-90% based on age of vehicle.
•	1st or 2nd mortgages on 1-4 family homes maximum range from 80-85%.
•	Raw land LTV maximum ranges from 65%-75% depending on whether or not the property has been improved.

Commercial/Agriculture:

Accounts Receivable:

•	Up to 80% LTV less retainages and greater than 90 days.

Inventory:

•	Agriculture:
o	Livestock and grain up to 80% LTV, crops (insured) up to 75% and Warehouse Receipts up to 87%.
•	Commercial:
o	Maximum LTV of 50% on raw and finished goods.
•	Floor plan:
o	New/used vehicles to 100% of wholesale.
o	New/Used recreational vehicles and manufactured homes to 80% of wholesale.

Equipment:

•	New NTE 80% of invoice, used NTE 50% of listed book or 75% of appraised value.
•	Restaurant equipment up to 35% of market value.
•	Heavy trucks, titled trailers NTE 75% LTV and aircraft up to 75% of appraised value.

Real Estate:

•	Maximum LTVs range from 70%-80% depending on type.
•	Maximum LTV on non-traditional loan up to 85%.

FM Investment Services, the brokerage department of the Bank, opened for business in April 1999.  Securities are offered through Raymond James Financial Services, Inc.  In November of 2020, FM Investment Services purchased the assets and clients of Adams County Financial Resources (ACFR) which is discussed in further detail in Note 2 to the Company’s financial statements. Securities are offered through Raymond James Financial Services, Inc.

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

At March 31, 2022, we had 382 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

The global spread of the Coronavirus (COVID-19) and resulting declaration of a world-wide pandemic have impacted the financial services industry and banking operations in the United States (US) and world-wide.  The financial services sector is identified as a Critical Infrastructure Sector by the Department of Homeland Security during the COVID-19 response efforts. How basic business operations can be conducted has undergone a rapid and dramatic change. At the same time continuity of business operations involves promoting safety and security of customers and employees, providing a quality customer experience, and maintaining effective delivery systems and channels of communication. Regulatory guidance has been issued to manage and mitigate the unprecedented impact of the COVID-19 pandemic on business operations. Regulatory agencies promote prudent and practical efforts to assist customers and communities during this national emergency. Such assistance to alleviate the financial impact on affected customers involved modification of loan terms for existing borrowers, waiver of certain fees and charges, providing small dollar loans, and offering forbearance and payment deferrals on mortgage loan obligations due to financial hardship. Legislation enacted in March 2020 has provided the CARES Act.  The CARES Act, among other matters, resulted in expansion of SBA Lending Programs; provided for a financial election to suspend GAAP principles and regulatory determinations for COVID-19 related loan modifications that would otherwise be deemed Troubled Debt Restructuring; gave the FDIC authority to establish a temporary Debt Guarantee Program for bank liabilities; delayed Current Expected Credit Losses (CECL) compliance; reduced the Community Bank Leverage Ratio to 8% to eliminate risk-based capital compliance for banks under $10 billion; required credit furnishers that agree to deferred loan payments, forbearance on a delinquent account, or any other relief during the national emergency to report accounts as current to Credit Reporting Agencies; and defined forbearance requirements and terms for single family and multi-family loans backed by federal government agencies or government sponsored entities due to COVID-19 financial hardship. Of immediate and significant importance was the rollout of the SBA Paycheck Protection Program (PPP).  The PPP authorized lending of up to $350 billion in 100% guaranteed 7(a) loans to cover payroll costs, interest on mortgage payments, rent obligations, and utilities.  The PPP provided a guaranteed loan for which a portion of the loan up to or equal to 8 weeks of covered payroll and specific operating expenses can be forgiven. The maximum loan size was capped at the lessor of 250% of the average monthly payroll costs or $10 million.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At March 31, 2022, there were no OREO property holdings. OREO totaled $159 thousand and $148 thousand as of December 31, 2021 and March 31, 2021 respectively.

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

The Bank’s mortgage servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included on the Company's consolidated balance sheet. The mortgage servicing rights are then amortized as noninterest expense in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank's balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party's valuation of the mortgage servicing rights is based on relevant characteristics of the Bank's loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. Management, with the advice from its third-party valuation firm, reviewed the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter's analysis related to the mortgage servicing asset. In addition, based upon the independent third party's valuation of the Bank's mortgage servicing rights, management then establishes a valuation allowance by each stratum, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the Bank's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2022 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits, sale of securities or borrowings. Growing deposits will also be a focus especially in our newer markets. The Bank offers the Insured Cash Sweep (“ICS”) product accessed through the Promontory network of financial institutions which helps to reduce the amount of pledged securities.  This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth.

Liquidity in terms of cash and cash equivalents ended $41.3 million lower as of March 31, 2022 than it was at yearend December 31, 2021. Prior year’s excess liquidity along with an increase in deposits of $60.1 million helped to fund the $104.3 million increase in net loans since yearend 2021. All loan portfolios with the exception of the agricultural real estate, consumer and other portfolios increased compared to December 31, 2021 with the largest increase in the commercial real estate portfolio.

In comparing to the same prior year period, the March 31, 2022 (net of deferred fees and cost) loan balances of approximately $2.0 billion accounted for $620.5 million or 46.3% increase when compared to 2020’s $1.3 billion.  The year over year improvement was made up of a combined increase of 55.6% in commercial and industrial related loans (comprised of 47.3% in commercial real estate loans and 8.3% in non-real estate commercial loans).  PPP loans of approximately $463 thousand and $51.8 million are included in the non-real estate commercial portfolio as of March 31, 2022 and March 31, 2021, respectively.  Consumer real estate loans increased by 133.7%, consumer loans by 5.6% and other loans by 124.1%.  Agricultural related loans increased 49.7% year over year (comprised of 9.1% in agricultural real estate and 40.6% in non-real estate agricultural loans).  The Company credits the growth not only to the OFSI and PFSB acquisitions but also to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of March 31, for the last three years, net of deferred fees and costs.

	(In Thousands)
	March 31, 2022	March 31, 2021	March 31, 2020
	Amount	Amount	Amount
Consumer Real Estate	$410,064	$175,481	$173,976
Agricultural Real Estate	195,901	179,639	194,130
Agricultural	140,847	100,147	109,707
Commercial Real Estate	909,408	617,512	568,991
Commercial and Industrial	216,789	200,253	143,311
Consumer	57,638	54,559	49,190
Other	31,573	14,088	8,336

Total Loans, net	$1,962,220	$1,341,679	$1,247,641

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of March 31, 2022.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$5,849	$35,129	$373,418
Agricultural Real Estate	4,509	6,056	186,050
Agricultural	79,818	40,471	20,448
Commercial Real Estate	36,076	308,590	566,377
Commercial and Industrial	74,368	95,113	48,206
Consumer	6,429	36,629	14,546
Other	246	1,503	29,832

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2020, 2021, and 2022. The security portfolio decreased $15.9 million in the first three months of 2022 from yearend 2021 and increased $61.0 million from March 2021.  The amount of pledged investment securities increased by $7.7 million as compared to yearend and $41.5 million as compared to March 31, 2021. Liquidity is improved with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of March 31, 2022, pledged investment securities totaled $122.7 million.  The current portfolio is in a net unrealized loss position of $25.0 million.

For the Bank, an additional $88.9 million is also available from the Federal Home Loan Bank based on current amounts of pledged collateral.  At the present time, only 1-4 family and home equity portfolios are pledged.  Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

On July 30, 2021, the Company announced the completion of a private placement of $35 million aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes due July 30, 2031 (the “Notes”) to various accredited investors (the “Offering”).  The price for the Notes was 100% of the principal amount of the Notes.  The Notes qualify as Tier 2 capital for regulatory purposes in proportionate amounts until July 30, 2026.  The Company used the net proceeds from the Offering for general corporate purposes, including financing acquisitions and organic growth.

Due to the funding requirement for the acquisition of PFSB to be provided from the holding company, the Company secured borrowings from a correspondent bank. Two loans were secured, the first a $30 million 12-month term note and the second a 12-month line of credit for $10 million. Both loans were advanced on October 1, 2021. Interest on both loans is due quarterly and accrues at a rate 2.50% per annum with reporting and capital covenants included. The structure of the acquisition required all accounting of the transaction to be recorded at the Bank level as Perpetual did not have a holding company. Therefore, the Company has advanced funds from the Bank to the Company to facilitate payoff of the term note. The Company sought regulatory approval in the first quarter of 2022.  Please see Note 9 for additional information regarding regulatory approval.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $69 million of unsecured borrowing capacity through its correspondent banks as of March 31, 2022 and March 31, 2021.  The Bank also had access to $94.2 million and $79.1 million through a Cash Management Advance with the Federal Home Loan Bank as of March 31, 2022 and March 31, 2021, respectively.

Overall total assets increased 1.8% since yearend 2021 and grew 34.8% since March 31, 2021. The largest growth in both periods was in the loan portfolios.  Securities and goodwill also increased significantly compared to March 31, 2021.  Refer to Note 2 for information on assets acquired from OFSI and PFSB.

Deposits accounted for the largest growth within liabilities, up 2.7% or $60.1 million since yearend and 33.8% or $569.7 million over March 31, 2021 balances. Refer to Note 2 for information on liabilities acquired from OFSI and PFSB.  The growth of deposits correlated to a flight to safety as the stock market continues to experience some volatility.  Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the increased liquidity position and funded the loan growth for the periods along with usage of excess Federal Funds sold for daily borrowings.

Shareholders’ equity decreased by $10.7 million as of the first quarter of 2022 compared to yearend 2021. Earnings exceeded dividend declarations during the three months ended March 31, 2022. Accumulated other comprehensive loss increased in unrealized loss position by $16.5 million from December 2021 to an unrealized loss of $19.7 million on March 31, 2022.  The increase in unrealized loss position has no impact on regulatory tangible book price and thus not a concern.  The available-for-sale security portfolio is used as a protection to falling rates.  If there is an unrealized loss in our security portfolio, it bodes well for our loan portfolio to price up.  Dividends declared remained the same as the previous quarter at $0.19 per share.  Compared to March 31, 2021, shareholders’ equity increased 16.1% or $39.7 million mostly attributable to the issuance of stock in the Perpetual acquisition as discussed in Note 2.  Profits were higher year to date March 2022 than year to date March 2021 by $3.2 million.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. The total buffer requirement increased to 2.5% for calendar year 2019.  As of March 31, 2022, the Company and the Bank are both positioned well above the 2019 requirement.

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	8.80%
Risk Based Capital Tier I	11.56%
Total Risk Based Capital	12.47%
Stockholders' Equity/Total Assets	10.93%
Capital Conservation Buffer	4.47%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended March 31, 2022 and 2021

Interest Income

When comparing first quarter 2022 to first quarter 2021, average loan balances with the acquisitions of OFSI and PFSB grew $578.9 million with average PPP loans decreasing $40.1 million. This represented a 43.6% increase in a one-year time period. Interest income on loan balances experienced an increase of $4.8 million as compared to the quarter ended March 31, 2021.  This increase was primarily the result of the significant growth in the end of period loan balances between periods, 24.28% of which was directly attributable to the Company’s recent acquisitions and 21.97% of which was due to organic loan growth within the Bank’s broader markets.  Net fee income for the PPP loans was recognized on a straight line basis over 24 months for the first draw and 60 months for the second draw and was accelerated upon payoff.  PPP loan balances at the end of March 2022 were $463 thousand compared to $51.8 million at the end of March 2021.  PPP loan income for the quarter included interest income of $28 thousand and net fee income of $74 thousand compared to $100 thousand of loan interest income and $842 thousand of net fee income for 2021.

The available-for-sale securities portfolio increased in average balances by $103.6 million when comparing to the previous year while the income increased $266 thousand over first quarter.  Federal funds sold and interest-bearing deposits increased in average balances by $30.7 million as compared to the same quarter in 2021 with increased income of $35 thousand for the current quarter.  Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from OFSI and PFSB.

The overall total average balance of the Bank’s earning assets increased by $713.1 million and interest income for the quarter comparisons was higher for first quarter 2022 by 30.6% or $5.1 million as compared to first quarter 2021.  A low prime lending rate has contributed to the decrease in rate yield.

Annualized yield, for the quarter ended March 31, 2022, was 3.47% as compared to 3.71% for the quarter ended March 31, 2021. The following charts demonstrate the value of increased loan balances in the balance sheet mix, as well as the impact on the changes in interest rates.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended March 31, 2022		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	March 31, 2022	March 31, 2021
Loans	$1,907,478	$20,455	4.29%	4.70%
Taxable investment securities	429,899	1,295	1.20%	1.24%
Tax-exempt investment securities	18,587	70	1.91%	2.49%
Fed funds sold & other	167,319	79	0.90%	0.13%
Total Interest Earning Assets	$2,523,283	$21,899	3.47%	3.71%

Change in Interest Income Quarter to Date March 31, 2022 Compared to March 31, 2021

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$4,843	$6,805	$(1,962)
Taxable investment securities	286	328	(42)
Tax-exempt investment securities	(30)	(11)	(19)
Fed funds sold & other	35	10	25
Total Interest Earning Assets	$5,134	$7,132	$(1,998)

Interest Expense

Offsetting the higher interest income for the quarter was an increase in interest expense in 2022 of $388 thousand or 22.5% compared to first quarter 2021. Since 2021, average interest-bearing deposit balances have increased $496.5 million or 39.5% and the Company recognized $20 thousand more in interest expense for the most recent quarter.  The prime rate dropped 150 basis points in March of 2020 and management adjusted deposit rates accordingly.  March 2022 saw the first rate change since 2020 with an increase of 25 basis points.  Interest expense on FHLB borrowings and other borrowings increased $113 thousand in the first quarter 2022 over the same time frame in 2021 due to borrowings taken on from the Limberlost and Perpetual acquisitions.  Interest expense on fed funds purchased and securities sold under agreement to repurchase was down $14 thousand compared to first quarter 2021.  Interest expense on subordinated notes was $269 thousand for the most recent quarter.  Refer to Note 8 for additional information on subordinated notes.  Liabilities assumed from OFSI and PFSB can be seen in Note 2.

	(In Thousands)
	Quarter to Date Ended March 31, 2022		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	March 31, 2022	March 31, 2021
Savings deposits	$1,293,099	$588	0.18%	0.23%
Other time deposits	459,854	772	0.67%	1.27%
Other borrowed money	63,364	335	2.11%	4.98%
Fed funds purchased & securities
sold under agreement to repurchase	29,104	152	2.09%	2.20%
Subordinated notes	34,480	269	3.12%	0.00%
Total Interest Bearing Liabilities	$1,879,901	$2,116	0.45%	0.53%

Change in Interest Expense Quarter to Date March 31, 2022 Compared to March 31, 2021

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$14	$158	$(144)
Other time deposits	6	689	(683)
Other borrowed money	113	566	(453)
Fed funds purchased & securities
sold under agreement to repurchase	(14)	(6)	(8)
Subordinated notes	269	269	-
Total Interest Bearing Liabilities	$388	$1,676	$(1,288)

Overall, net interest spread for the first quarter 2022 was 16 basis points lower than last year.  As the following chart indicates, the decline in yields on interest earning assets was more than the decline in the cost of funds when comparing to the same period a year ago.

	March 31, 2022	March 31, 2021	March 31, 2020
Interest/Dividend income/yield	3.47%	3.71%	4.66%
Interest Expense/cost	0.45%	0.53%	1.22%
Net Interest Spread	3.02%	3.18%	3.44%
Net Interest Margin	3.14%	3.33%	3.75%

Net Interest Income

Net interest income increased $4.7 million for the first quarter 2022 over the same time frame in 2021 with the increase in interest income of $5.1 million offset by the lower interest expense of $388 thousand, as previously mentioned.  As the new loans added in 2021 and 2022 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to increase net interest income.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations for three month periods ended March 31, 2022 and 2021

Provision Expense

The ALLL has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate.  The consumer loan portfolio accounted for the largest component of charge-offs and recoveries for first quarter of 2022 while the commercial and industrial and consumer portfolios accounted for the largest component of charge-offs and recoveries, respectively in 2021.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $1.1 million lower for the first quarter 2022 as compared to the same quarter 2021.  Provision for loan loss has stabilized beginning in third quarter of 2021 and the provision expense for the first quarter of 2022 was adequate.  There is still some lingering uncertainty regarding COVID-19; therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has also increased.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  The impact of higher interest rates and inflation will be taken into consideration when reviewing qualitative factors.  Loan charge-offs were $919 thousand lower in first quarter 2022 than the same quarter 2021.  Recoveries were $23 thousand lower in first quarter 2022 as compared to first quarter 2021.  Combined net charge-offs were $896 thousand lower in first quarter 2022 than the same time period 2021.

Past due loans, which include no deferrals related to COVID-19, decreased $523 thousand at March 31, 2022 as compared to March 31, 2021.  The largest changes were attributed to the increase of past due balances in the agricultural real estate portfolio and decreases in the consumer real estate and commercial and industrial portfolios.

[ Remainder of this page intentionally left blank ]

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended March 31, 2022, 2021, and 2020.

	(In Thousands)
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Loans, net	$1,962,220	$1,341,679	$1,247,641
Daily average of outstanding loans	$1,907,478	$1,328,571	$1,236,848
Nonaccrual loans	$8,581	$8,139	$3,344
Nonperforming loans*	$8,581	$8,139	$3,344

Allowance for Loan Losses - January 1,	$16,242	$13,672	$7,228
Loans Charged off:
Consumer Real Estate	-	-	35
Agriculture Real Estate	-	-	-
Agricultural	-	142	-
Commercial Real Estate	-	-	-
Commercial and Industrial	6	809	-
Consumer	88	62	129
	94	1,013	164
Loan Recoveries:
Consumer Real Estate	5	3	3
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	2	2	3
Commercial and Industrial	9	5	3
Consumer	27	56	30
	43	66	39
Net Charge Offs:
Consumer Real Estate	(5)	(3)	32
Agriculture Real Estate	-	-	-
Agricultural	-	142	-
Commercial Real Estate	(2)	(2)	(3)
Commercial and Industrial	(3)	804	(3)
Consumer	61	6	99
	51	947	125
Provision for loan loss	580	1,700	1,430
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - March 31,	16,771	14,425	8,533
Allowance for Unfunded Loan Commitments & Letters of Credit - March 31,	1,076	1,052	470
Total Allowance for Credit Losses - March 31,	$17,847	$15,477	$9,003
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.07%	0.01%
Ratio of Nonaccrual Loans to Loans	0.44%	0.61%	0.27%
Ratio of the Allowance for Loan & Lease Losses to Loans	0.85%	1.08%	0.68%
Ratio of the Allowance for Loan & Lease Losses to Nonaccrual Loans	198.29%	177.24%	256.66%
Ratio of the Allowance for Loan & Lease Losses to Nonperforming Loans*	198.29%	177.24%	256.66%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

The Bank uses the following guidelines as stated in policy to determine when to realize a charge-off of a loan, whether partial loan balance or full loan balance.  The Bank is also following the guidelines established under the CARES Act.  A charge down in whole or in part is realized when unsecured consumer loans, credit card credits and overdraft lines of credit reach 90 days delinquency.  At 120 days delinquent, secured consumer loans are charged down to the value of the collateral, if repossession of the collateral is assured and/or in the process of repossession. Consumer mortgage loan deficiencies are charged down upon the sale of the collateral or sooner upon the recognition of collateral deficiency. A broker’s price opinion or appraisal will be completed on all home loans in litigation and any deficiency will be charged off before reaching 150 days delinquent.  Commercial and agricultural credits are charged down/allocated at 120 days delinquency, unless an established and approved work-out plan is in place or litigation of the credit will likely result in recovery of the loan balance. Upon notification of bankruptcy, unsecured debt is charged off. Additional charge-offs may be realized as further unsecured positions are recognized.

Loans classified as nonaccrual were higher as of March 31, 2022 at $8.6 million as compared to $8.1 million as of March 31, 2021.  The consumer real estate portfolio decreased $509 thousand while the commercial real estate and commercial and industrial portfolios decreased a combined $136 thousand.  The agricultural real estate and agricultural portfolios increased a combined $1.1 million as compared to March 31, 2021.

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

The following table presents the balances for allowance for loan losses by loan type for three months ended March 31, 2022 and March 31, 2021.

	(In Thousands)		(In Thousands)
	March 31, 2022		March 31, 2021
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$892	20.90%	$624	13.08%
Agricultural Real Estate	606	9.98%	1,386	13.39%
Agricultural	844	7.18%	616	7.46%
Commercial Real Estate	9,573	46.34%	7,668	46.02%
Commercial and Industrial	4,066	12.66%	2,608	15.98%
Consumer	623	2.94%	595	4.07%
Unallocated	167	0.00%	928	0.00%
Allowance for Loan & Lease Losses	16,771		14,425
Off Balance Sheet Commitments	1,076		1,052
Total Allowance for Credit Losses	$17,847		$15,477

Noninterest Income

Noninterest income was down $648 thousand for the first quarter 2022 over the same time frame in 2021.  The Company has seen a decrease in its mortgage production volume and the gain on the sale of these loans was $349 thousand lower for the first quarter 2022 over the same period in 2021. Loan originations on loans held for sale for the first quarter 2022 were $26.1 million with proceeds from sale at $28.5 million for 2022 compared to 2021’s first quarter activity of $35.5 million in originations and $36.8 million in sales.  Loan originations driven by the refinance activity associated with the reduction in interest rates has slowed.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Combined service fees decreased by $6 thousand as compared to first quarter 2021.  Debit card income increased by $89 thousand and bank owned life insurance cash surrender value increased $18 thousand.  Also contributing to the increase was overdraft and returned check charges which increased $163 thousand compared to first quarter 2021. Service fee income for 1-4 family and agricultural real estate loans increased by $32 thousand while servicing rights income decreased $424 thousand.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the first quarter of 2022 and 2021, mortgage servicing rights caused a net $45 and $124 thousand in income, respectively.  The lower capitalized additions for 2022 are attributed to a lower loan origination level of 1-4 families. A low interest rate environment has helped to generate the mortgage refinance activity. For loans of 15 years and less, the market value of the mortgage servicing rights was 1.090% in the first quarter 2022 versus 1.115% in first quarter 2021. For loans over 15 years, the value was 1.336% versus a higher 1.369% for the same periods respectively. The carrying value is greater than the market value of $3.4 million.  A valuation allowance of $414 thousand was established during 2021.  During first quarter 2022, $134 thousand of the valuation allowance was reversed.

	Three Months
	(In Thousands)
	2022	2021
Beginning Balance	$3,571	$3,320
Capitalized Additions	205	629
Amortization	(160)	(505)
Ending Balance, March 31,	3,616	3,444
Valuation Allowance	(280)	-
Mortgage Servicing Rights net, March 31,	$3,336	$3,444

Noninterest Expense

For the first quarter 2022, noninterest expenses were $1.1 million higher than for the same quarter in 2021.  Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $1.2 million in total.  This was comprised of increased salaries of $1.1 million and increased benefits of $60 thousand with $330 thousand related to personnel gained through acquisitions. The first quarter of 2022 also saw the effects of the minimum living wage increasing to $13.50 per hour as compared to $12.50 per hour for the first quarter in 2021.  Consulting fees decreased $45 thousand during the first quarter 2022 due to acquisition activity in 2021 that was not repeated in 2022.  Although the assessment base increased for the first quarter of 2022 as compared to the same quarter in 2021, FDIC assessment expenses decreased $122 thousand due to a decreased assessment rate.  Other general and administrative expenses increased $146 thousand as compared to first quarter 2021 primarily attributable to the Company’s overall growth for the year.

Income Taxes

Income tax expense was $891 thousand higher for the first quarter 2022 compared to the same quarter in 2021.  Effective tax rates were 19.41% and 17.76% for first quarter 2022 and 2021 respectively.  The lower effective tax rate for first quarter 2021 was the result of a $150 thousand credit adjustment for the over accrual of Indiana income tax.  Excluding the adjustment, the effective rate was 20.27% for the first quarter 2021.

Net Income

Results overall, net income in the first quarter of 2022 was up $3.2 million as compared to the same quarter last year.  First quarter 2022 included a decrease of $1.1 million of loan loss provision as compared to first quarter 2021.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
4.03%	16.52%	Rising	3.00%	95,981	13.03%
3.90%	12.96%	Rising	2.00%	93,388	9.98%
3.74%	8.13%	Rising	1.00%	90,125	6.14%
3.45%	0.00%	Flat	0.00%	84,915	0.00%
3.18%	-8.06%	Falling	-1.00%	80,101	-5.67%
2.94%	-14.88%	Falling	-2.00%	76,297	-10.15%
2.69%	-22.15%	Falling	-3.00%	72,284	-14.87%

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

The shock chart currently shows a widening in net interest margin over the next twelve months in a rising rate environment and a tightening in a falling rate environment.  With the rate decreases in the first quarter of 2020, the model predicts an expansion of net interest income at any level in a rising rate environment.  The rising rate scenarios are predicted to expand the net interest margin and produce higher levels of net interest income.  Cost of funds are at 0.45% for the year so the lowest shock of 100 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended March 31, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
1/1/2022 to 1/31/2022	—	—	—	600,000

2/1/2022 to 2/28/2022	—	—	—	600,000

3/1/2022 to 3/31/2022	—	—	—	600,000
Total	—	—	—	600,000

(1)

From time to time, the Company purchases shares in the market pursuant to a stock repurchase program publicly announced on January 25, 2022.  On that date, the Board of Directors authorized the repurchase of 600,000 common shares between January 25, 2022 and December 31, 2022.

(2)	Shares which are returned to account for tax payable on vested stock awards are outside of the Company’s stock repurchase program.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	April 29, 2022	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	April 29, 2022	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer