Form 10-Q
period 2022-06-30
FARMERS & MERCHANTS BANCORP INC
filed 2022-07-26
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,065,825
Class	Outstanding as of July 22, 2022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2022 and June 30, 2021	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2022 and June 30, 2021	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Six Months Ended June 30, 2022 and June 30, 2021	6-7

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2022 and June 30, 2021	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	51-70

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	71

Item 4.	Controls and Procedures	72

PART II.	OTHER INFORMATION	72

Item 1.	Legal Proceedings	72

Item 1A.	Risk Factors	72

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	73

Item 5.	Other Information	73

Item 6.	Exhibits	73

Signatures		74

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)

Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$69,955	$135,485
Federal funds sold	1,484	45,338
Total cash and cash equivalents	71,439	180,823
Interest-bearing time deposits	6,684	10,913
Securities - available-for-sale	399,687	429,931
Other securities, at cost	8,735	8,162
Loans held for sale	4,230	7,714
Loans, net	2,016,394	1,841,177
Premises and equipment	26,492	26,913
Goodwill	80,434	80,434
Mortgage servicing rights	3,426	3,157
Other real estate owned	-	159
Bank owned life insurance	27,874	27,558
Other assets	29,321	21,359
Total Assets	$2,674,716	$2,638,300

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$503,395	$473,689
Interest-bearing
NOW accounts	678,552	650,466
Savings	617,850	597,828
Time	424,249	471,479
Total deposits	2,224,046	2,193,462
Federal funds purchased and securities sold under agreements to repurchase	71,944	29,268
Federal Home Loan Bank (FHLB) advances	42,635	24,065
Other borrowings	-	40,000
Subordinated notes, net of unamortized issuance costs	34,528	34,471
Dividend payable	2,626	2,461
Accrued expenses and other liabilities	18,064	17,406
Total liabilities	2,393,843	2,341,133

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,063,999 shares 6/30/22 and 12/31/21	123,145	122,674
Treasury stock - 998,174 shares 6/30/22, 997,766 shares 12/31/21	(11,822)	(11,724)
Retained earnings	200,811	189,401
Accumulated other comprehensive loss	(31,261)	(3,184)
Total stockholders' equity	280,873	297,167
Total Liabilities and Stockholders' Equity	$2,674,716	$2,638,300

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2021, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Income
Loans, including fees	$22,388	$16,259	$42,843	$31,871
Debt securities:
U.S. Treasury and government agencies	1,035	857	2,058	1,608
Municipalities	322	289	622	597
Dividends	57	31	99	81
Federal funds sold	9	6	19	11
Other	100	88	169	127
Total interest income	23,911	17,530	45,810	34,295
Interest Expense
Deposits	1,379	1,276	2,739	2,616
Federal funds purchased and securities sold under agreements to repurchase	166	163	318	329
Borrowed funds	218	115	553	337
Subordinated notes	284	-	553	-
Total interest expense	2,047	1,554	4,163	3,282
Net Interest Income - Before Provision for Loan Losses	21,864	15,976	41,647	31,013
Provision for Loan Losses	1,628	641	2,208	2,341
Net Interest Income After Provision for Loan Losses	20,236	15,335	39,439	28,672
Noninterest Income
Customer service fees	2,148	2,198	4,796	5,012
Other service charges and fees	1,008	874	2,006	1,712
Net gain on sale of loans	164	955	861	2,001
Net gain on sale of available-for-sale securities	-	-	-	293
Total noninterest income	3,320	4,027	7,663	9,018
Noninterest Expense
Salaries and wages	5,366	4,591	10,868	8,981
Employee benefits	1,546	1,915	3,600	3,909
Net occupancy expense	522	546	1,120	1,123
Furniture and equipment	1,008	848	2,064	1,639
Data processing	654	428	1,258	933
Franchise taxes	757	294	1,175	740
ATM expense	544	459	1,076	908
Advertising	300	331	537	566
Net (gain) loss on sale of other assets owned	(266)	227	(271)	202
FDIC assessment	270	276	384	512
Mortgage servicing rights amortization	59	524	85	1,029
Consulting fees	233	394	411	617
Other general and administrative	2,242	2,227	4,421	4,260
Total noninterest expense	13,235	13,060	26,728	25,419
Income Before Income Taxes	10,321	6,302	20,374	12,271
Income Taxes	2,050	1,319	4,001	2,379
Net Income	$8,271	$4,983	$16,373	$9,892
Basic Earnings Per Share	$0.63	$0.44	$1.25	$0.88
Diluted Earnings Per Share	$0.63	$0.44	$1.25	$0.88
Dividends Declared	$0.2025	$0.1700	$0.3925	$0.3400

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income	$8,271	$4,983	$16,373	$9,892
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(14,602)	786	(35,541)	(5,951)
Reclassification adjustment for realized gain on sale of available-for-sale securities	-	-	-	(293)
Net unrealized gain (loss) on available-for-sale securities	(14,602)	786	(35,541)	(6,244)
Tax expense (benefit)	(3,067)	165	(7,464)	(1,311)
Other comprehensive income (loss)	(11,535)	621	(28,077)	(4,933)
Comprehensive Income (Loss)	$(3,264)	$5,604	$(11,704)	$4,959

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE and SIX Months Ended June 30, 2022

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2022	13,066,233	$122,674	$(11,724)	$189,401	$(3,184)	$297,167
Net income	-	-	-	8,102	-	8,102
Other comprehensive loss	-	-	-	-	(16,542)	(16,542)
Issuance of 500 shares of restricted stock (Net of forfeitures - 650)	(150)	(1)	(15)	16	-	-
Stock-based compensation expense	-	213	-	-	-	213
Cash dividends declared - $0.19 per share	-	-	-	(2,462)	-	(2,462)
Balance - March 31, 2022	13,066,083	122,886	(11,739)	195,057	(19,726)	286,478
Net income	-	-	-	8,271	-	8,271
Other comprehensive loss	-	-	-	-	(11,535)	(11,535)
Purchase of treasury stock	(1,388)	-	(54)	-	-	(54)
Forfeiture of 1,750 shares of restricted stock	(1,750)	40	(63)	23	-	-
Stock-based compensation expense	-	219	-	-	-	219
Director stock award	2,880	-	34	86	-	120
Cash dividends declared - $0.2025 per share	-	-	-	(2,626)	-	(2,626)
Balance - June 30, 2022	13,065,825	$123,145	$(11,822)	$200,811	$(31,261)	$280,873

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE and six months Ended June 30, 2021

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2021	11,197,544	$81,804	$(11,932)	$173,591	$5,697	$249,160
Net income	-	-	-	4,909	-	4,909
Other comprehensive loss	-	-	-	-	(5,554)	(5,554)
Purchase of treasury stock	(950)	-	(23)	-	-	(23)
Issuance of 750 shares of restricted stock (Net of forfeitures - 600)	150	1	(7)	6	-	-
Stock-based compensation expense	-	225	-	-	-	225
Cash dividends declared - $0.17 per share	-	-	-	(1,889)	-	(1,889)
Balance - March 31, 2021	11,196,744	82,030	(11,962)	176,617	143	246,828
Net income	-	-	-	4,983	-	4,983
Other comprehensive income	-	-	-	-	621	621
Purchase of treasury stock	(8,929)	-	(201)	-	-	(201)
Forfeiture of 1,975 shares of restricted stock	(1,975)	58	(47)	(11)	-	-
Stock-based compensation expense	-	171	-	-	-	171
Director stock award	3,212	-	38	33	-	71
Cash dividends declared - $0.17 per share	-	-	-	(1,888)	-	(1,888)
Balance - June 30, 2021	11,189,052	82,259	(12,172)	179,734	764	250,585

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net income	$16,373	$9,892
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,418	1,360
Amortization of premiums on available-for-sale securities, net	1,108	1,044
Servicing rights amortization and impairment	85	1,029
Amortization of core deposit intangible	398	303
Amortization of customer list intangible	61	61
Net amortization (accretion) of fair value adjustments	(2,070)	3
Amortization of subordinated note issuance costs	57	-
Stock-based compensation expense	432	396
Director stock award	120	71
Provision for loan loss	2,208	2,341
Gain on sale of loans held for sale	(861)	(2,001)
Originations of loans held for sale	(47,063)	(65,018)
Proceeds from sale of loans held for sale	51,408	66,718
(Gain) Loss on sale of other assets owned	(271)	202
Gain on sales of securities available-for-sale	-	(293)
Increase in cash surrender value of bank owned life insurance	(316)	(296)
Change in other assets and other liabilities, net	(652)	(2,779)
Net cash provided by operating activities	22,435	13,033
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	19,479	30,084
Sales	-	9,291
Purchases	(25,884)	(115,815)
Activity in other securities, at cost:
Purchases	(573)	(199)
Change in interest-bearing time deposits	4,229	6,282
Proceeds from sale of other assets owned	430	147
Additions to premises and equipment	(984)	(976)
Loan originations and principal collections, net	(176,649)	(104,021)
Acquisition of Ossian Financial Services, Inc., net of cash received	-	228
Net cash used in investing activities	(179,952)	(174,979)
Cash Flows from Financing Activities
Net change in deposits	31,823	141,875
Net change in federal funds purchased and securities sold under agreements to repurchase	42,676	(357)
Proceeds from FHLB advances	20,000	-
Repayment of FHLB advances	(1,388)	(157)
Repayment of other borrowings	(40,000)	-
Purchase of treasury stock	(54)	(224)
Cash dividends paid on common stock	(4,924)	(3,778)
Net cash provided by financing activities	48,133	137,359
Net Decrease in Cash and Cash Equivalents	(109,384)	(24,587)
Cash and Cash Equivalents - Beginning of year	180,823	175,706
Cash and Cash Equivalents - End of period	$71,439	$151,119

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)  (Continued)

	(in thousands of dollars)
	Six Months Ended
	June 30, 2022	June 30, 2021
Supplemental Information
Supplemental cash flow information:
Interest paid	$5,647	$3,085
Income taxes paid	3,060	3,520
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	-	209
Cash dividends declared not paid	2,626	1,888
The Company purchased the assets of Ossian Financial Services, Inc. for $20,001 on April 30, 2021.
Fair value of assets acquired	$-	$137,058
Cash paid for the capital stock	-	20,001
Liabilities assumed	$-	$117,057

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that are expected for the year ended December 31, 2022.  The condensed consolidated balance sheet of the Company as of December 31, 2021, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE

On October 1, 2021, the Company acquired Perpetual Federal Savings Bank, (PFSB), a community bank with one full-service office in Urbana, Ohio.  Shareholders of PFSB elected to receive either 1.7766 shares of FMAO stock or $41.20 per share in cash for each PFSB share owned, subject to adjustment based upon 1,833,999 shares of FMAO to be issued in the merger.  PFSB had 2,470,032 shares outstanding on October 1, 2021. The share price of Farmers & Merchants Bancorp, Inc. (FMAO) stock on October 1, 2021 was $22.40.  Total consideration for the acquisition was approximately $100.3 million consisting of $59.2 million in cash and $41.1 million in stock.  As a result of the acquisition, the Company has had an opportunity to increase its deposit base and reduce transaction costs.  The Company has reduced costs through economies of scale.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet at June 30, 2022.  The amounts of loans at October 1, 2021, December 31, 2021 and June 30, 2022 are as follows:

(In Thousands)
Balance - October 1, 2021
Consumer Real Estate	$608
Agricultural Real Estate	118
Commercial Real Estate	234
Commercial & Industrial	5
Carrying amount, net of fair value adjustment of $237	$728

Balance - December 31, 2021
Consumer Real Estate	$581
Agricultural Real Estate	114
Commercial Real Estate	5
Commercial & Industrial	-
Carrying amount, net of fair value adjustment of $190	$510

Balance - June 30, 2022
Consumer Real Estate	$349
Agricultural Real Estate	109
Commercial Real Estate	-
Commercial & Industrial	-
Carrying amount, net of fair value adjustment of $142	$316

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$962
Agricultural Real Estate	146
Commercial Real Estate	293
Commercial & Industrial	6
Total required payments receivable	$1,407

Cash flows expected to be collected at acquisition	$728

Basis in acquired loans at acquisition	$965

During the second quarter 2022, two consumer real estate purchased credit impaired loans were paid off with the associated discount of $36 thousand included in the loan interest income in the Company’s consolidated statement of income for the three and six months ended June 30, 2022.  One consumer real estate purchased credit impaired loan was paid off during the first quarter 2022 with the associated discount of $12 thousand included in the loan interest income in the Company’s consolidated statement of income for the six months ended June 30, 2022.  During the fourth quarter 2021, two commercial real estate and one consumer purchased credit impaired loans were paid off in full.  The associated discount originally recognized at acquisition of $47 thousand was included in the loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2021.  The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $142 thousand at March 31, 2022, $190 thousand at December 31, 2021 and $237 thousand at October 1, 2021.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$5,004	$-	$5,262	$-
Additions	33	-	97	-
Accretion	(327)	-	(649)	-
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$4,710	$-	$4,710	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet at June 30, 2022.  The amounts of loans at April 30, 2021, December 31, 2021 and June 30, 2022 are as follows:

(In Thousands)
Balance - April 30, 2021
Consumer Real Estate	$24
Agricultural Real Estate	981
Commercial Real Estate	315
Commercial & Industrial	314
Carrying amount, net of fair value adjustment of $325	$1,309

Balance - December 31, 2021
Consumer Real Estate	$22
Agricultural Real Estate	-
Commercial Real Estate	222
Commercial & Industrial	285
Carrying amount, net of fair value adjustment of $321	$208

Balance - June 30, 2022
Consumer Real Estate	$20
Agricultural Real Estate	-
Commercial Real Estate	90
Commercial & Industrial	65
Carrying amount, net of fair value adjustment of $83	$92

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$28
Agricultural Real Estate	1,142
Commercial Real Estate	527
Commercial & Industrial	360
Total required payments receivable	$2,057

Cash flows expected to be collected at acquisition	$1,309

Basis in acquired loans at acquisition	$1,634

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 2 BUSINESS COMBINATION AND ASSET PURCHASE (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$601	$-	$645	$-
Additions	-	762	-	762
Accretion	(44)	(29)	(88)	(29)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$557	$733	$557	$733

The results of operations of Ossian State Bank and Perpetual Federal Savings Bank have been included in the Company’s consolidated financial statements since the acquisition dates of April 30, 2021 and October 1, 2021, respectively.  The following schedule includes pro-forma results for the three and six months ended June 30, 2022 and 2021 as if the Ossian State Bank and Perpetual Federal Savings Bank acquisitions had occurred as of the beginning of the comparable prior reporting period.

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$21,864	$19,645	$41,647	$38,895
Provision for Loan Losses	1,628	641	2,208	2,342
Net Interest Income After Provision for Loan Losses	20,236	19,004	39,439	36,553
Noninterest Income	3,319	4,141	7,662	9,367
Noninterest Expense	13,234	13,214	26,727	27,269
Income Before Income Taxes	10,321	9,931	20,374	18,651
Income Taxes	2,050	2,046	4,001	3,668
Net Income	$8,271	$7,885	$16,373	$14,983
Basic and Diluted Earnings Per Share	$0.63	$0.61	$1.25	$1.15

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transactions, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects.  The pro-forma information for the quarter and six months ended June 30, 2022 includes approximately $2.5 million and $4.6 million, respectively, net of tax, of operating revenue from Ossian State Bank and Perpetual Federal Savings Bank since January 1, 2022.

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

Changes in accretable yield, or income expected to be collected, for the three and six months ended are as follows:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$1,097	$1,542	$1,198	$1,653
Additions	3	4	8	5
Accretion	(106)	(107)	(212)	(215)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	(4)
Ending Balance	$994	$1,439	$994	$1,439

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

The amortization expense of the core deposit intangible for the six months ended June 30, 2021 was $303 thousand. Of the $795 thousand to be expensed in 2022, $398 thousand has been expensed for the six months ended June 30, 2022.  Annual amortization of core deposit intangible assets is as follows:

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

The amortization expense of the customer list intangible for the six months ended June 30, 2021 was $61 thousand.  Of the $123 thousand to be expensed in 2022, $61 thousand has been expensed for the six months ended June 30, 2022.  Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2022	$123
2023	123
2024	123
2025	123
2026	123
Thereafter	47
$662

[ Remainder of this page intentionally left blank ]

ITEM 1  NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises.  The amortized cost and fair value of securities, with gross unrealized gains and losses at June 30, 2022 and December 31, 2021, are as follows:

	(In Thousands)
	June 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$105,435	$-	$(8,335)	$97,100
U.S. Government agencies	155,489	-	(13,977)	141,512
Mortgage-backed securities	105,994	-	(12,013)	93,981
State and local governments	72,341	83	(5,330)	67,094
Total available-for-sale securities	$439,259	$83	$(39,655)	$399,687

	(In Thousands)
	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$90,775	$-	$(1,598)	$89,177
U.S. Government agencies	159,673	695	(3,482)	156,886
Mortgage-backed securities	118,550	839	(1,462)	117,927
State and local governments	64,964	1,498	(521)	65,941
Total available-for-sale securities	$433,962	$3,032	$(7,063)	$429,931

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	June 30, 2022
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(5,170)	$71,736	$(3,165)	$6,774	$(8,335)	$78,510
U.S. Government agencies	(4,305)	55,400	(9,672)	102,702	(13,977)	158,102
Mortgage-backed securities	(6,432)	61,720	(5,581)	32,261	(12,013)	93,981
State and local governments	(4,063)	52,771	(1,267)	6,575	(5,330)	59,346
Total available-for-sale securities	$(19,970)	$241,627	$(19,685)	$148,312	$(39,655)	$389,939

	(In Thousands)
	December 31, 2021
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(1,598)	$89,177	$-	$-	$(1,598)	$89,177
U.S. Government agencies	(1,898)	86,739	(1,584)	41,738	(3,482)	128,477
Mortgage-backed securities	(1,050)	63,157	(412)	16,434	(1,462)	79,591
State and local governments	(296)	17,727	(225)	5,487	(521)	23,214
Total available-for-sale securities	$(4,842)	$256,800	$(2,221)	$63,659	$(7,063)	$320,459

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future.  The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2022	2021	2022	2021
Gross realized gains	$-	$-	$-	$293
Gross realized losses	-	-	-	-
Net realized gains	$-	$-	$-	$293
Tax expense related to net realized gains	$-	$-	$-	$62

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES (Continued)

The amortized cost and fair value of debt securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$6,479	$6,423
After one year through five years	182,012	170,399
After five years through ten years	143,265	127,389
After ten years	1,509	1,495
Total	$333,265	$305,706
Mortgage-backed securities	105,994	93,981
Total	$439,259	$399,687

Investments with a carrying value of $130.0 million and $115.0 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $7.3 million as of June 30, 2022 and December 31, 2021, in addition to Ohio Equity Fund for Housing Limited Partnership funding of $1.4 million as of  June 30, 2022 and $820 thousand as of  December 31, 2021 out of a total $3.0 million committed.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of June 30, 2022 and December 31, 2021 are summarized below:

	(In Thousands)
Loans:	June 30, 2022	December 31, 2021
Consumer Real Estate	$410,450	$395,873
Agricultural Real Estate	199,972	198,343
Agricultural	127,143	118,368
Commercial Real Estate	979,176	848,477
Commercial and Industrial	232,975	208,270
Consumer	55,411	57,737
Other	31,243	32,089
	2,036,370	1,859,157
Less: Net deferred loan fees and costs	(1,552)	(1,738)
	2,034,818	1,857,419
Less: Allowance for loan losses	(18,424)	(16,242)
Loans - Net	$2,016,394	$1,841,177

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of June 30, 2022:

	(In Thousands)
	Fixed	Variable
Consumer Real Estate	$309,221	$101,229
Agricultural Real Estate	127,103	72,869
Agricultural	48,479	78,664
Commercial Real Estate	787,908	191,268
Commercial and Industrial	109,452	123,523
Consumer	54,462	949
Other	21,341	9,902

As of June 30, 2022 and December 31, 2021 one to four family residential mortgage loans amounting to $185.7 million and $193.2 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of June 30, 2022 and December 31, 2021, net of deferred loan fees and costs:

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$964	$52	$164	$1,180	$409,288	$410,468	$-
Agricultural Real Estate	-	1,550	-	1,550	198,100	199,650	-
Agricultural	42	662	112	816	126,524	127,340	-
Commercial Real Estate	15	-	180	195	977,393	977,588	-
Commercial and Industrial	-	9	275	284	263,840	264,124	-
Consumer	11	63	-	74	55,574	55,648	-
Total	$1,032	$2,336	$731	$4,099	$2,030,719	$2,034,818	$-

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$228	$-	$246	$474	$395,331	$395,805	$-
Agricultural Real Estate	436	-	-	436	197,597	198,033	-
Agricultural	-	-	-	-	118,504	118,504	-
Commercial Real Estate	-	-	180	180	846,930	847,110	-
Commercial and Industrial	21	131	149	301	239,837	240,138	-
Consumer	64	-	-	64	57,765	57,829	-
Total	$749	$131	$575	$1,455	$1,855,964	$1,857,419	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2022 and December 31, 2021:

	(In Thousands)
	June 30, 2022	December 31, 2021

Consumer Real Estate	$513	$824
Agricultural Real Estate	2,023	6,477
Agricultural	1,296	20
Commercial Real Estate	1,136	600
Commercial & Industrial	275	149
Consumer	4	6
Total	$5,247	$8,076

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

Commercial and Industrial: Loans to proprietorships, partnerships, limited liability companies or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition.  Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval.  Included in commercial loans for June 2022 and December 2021 were Paycheck Protection Program (PPP) loans, administered by the Small Business Administration (SBA), in the amounts of $8 thousand and $2.9 million, respectively.  The PPP provided loans to eligible businesses through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements.  The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer.  Therefore, there is no allowance for loan losses related to these loans.

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of June 30, 2022 and December 31, 2021:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
June 30, 2022
1-2	$9,736	$4,935	$10,142	$1,210	$-
3	43,788	33,656	269,520	58,423	11,202
4	132,745	87,177	665,350	168,392	20,041
5	4,440	365	15,705	916	-
6	8,941	1,207	16,871	3,940	-
7	-	-	-	-	-
8	-	-	-	-	-
Total	$199,650	$127,340	$977,588	$232,881	$31,243

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2021
1-2	$8,720	$4,178	$10,894	$4,604	$-
3	42,180	38,623	238,132	46,547	11,408
4	129,301	75,164	568,038	152,736	20,681
5	4,599	227	14,509	986	-
6	13,233	312	15,537	3,176	-
7	-	-	-	-	-
8	-	-	-	-	-
Total	$198,033	$118,504	$847,110	$208,049	$32,089

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of June 30, 2022 and December 31, 2021.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	June 30, 2022	December 31, 2021
Grade
Pass	$408,315	$392,940
Special Mention (5)	851	1,673
Substandard (6)	1,302	1,192
Doubtful (7)	-	-
Total	$410,468	$395,805

	(In Thousands)
	Consumer - Credit		Consumer - Other
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Performing	$19	$3,906	$55,560	$53,820
Nonperforming	-	13	69	90
Total	$19	$3,919	$55,629	$53,910

Information about impaired loans as of June 30, 2022, December 31, 2021 and June 30, 2021 are as follows:

		(In Thousands)
	June 30, 2022	December 31, 2021	June 30, 2021

Impaired loans without a valuation allowance	$5,680	$1,228	$3,063
Impaired loans with a valuation allowance	4,989	10,711	8,976
Total impaired loans	$10,669	$11,939	$12,039
Valuation allowance related to impaired loans	$2,419	$2,184	$1,156
Total non-accrual loans	$5,247	$8,076	$7,031
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$9,748	$11,676	$12,206
Year to date average investment in impaired loans	$11,258	$12,247	$12,836

There were no additional funds available to be advanced in connection with impaired loans as of June 30, 2022.

The Bank had approximately $2.7 million of its impaired loans classified as troubled debt restructured (TDR) as of June 30, 2022, $7.6 million as of December 31, 2021 and $5.5 million as of June 30, 2021.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions.  The modifications did not result in the contractual forgiveness of principal.  During the second quarter of 2022, there were no new loans considered TDR.  In the second quarter of 2021, one new loan was considered a TDR which resulted in the payment changes from a monthly payment to monthly interest only payments on May 3, 2021.  Two loans were also paid off in June 2021.

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Six Months	Number of	Modification	Modification
June 30, 2022	Contracts	Outstanding	Outstanding	June 30, 2022	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Six Months	Investment	Investment
Commercial Real Estate	-	-	-	Commercial Real Estate	-	-	-

		Pre-	Post-			Pre-	Post-
Three Months	Number of	Modification	Modification	Six Months	Number of	Modification	Modification
June 30, 2021	Contracts	Outstanding	Outstanding	June 30, 2021	Contracts	Outstanding	Outstanding
(in thousands)	Modified in the	Recorded	Recorded	(in thousands)	Modified in the	Recorded	Recorded
Troubled Debt Restructurings	Last Three Months	Investment	Investment	Troubled Debt Restructurings	Last Six Months	Investment	Investment
Commercial Real Estate	1	382	382	Commercial Real Estate	1	382	382

For the three months ended June 30, 2022 and 2021, there were no TDRs that subsequently defaulted after modification.

For the six month period ended June 30, 2022, there were two impaired agriculture real estate loans of $4.5 million that were classified as TDR and paid off. There was one impaired commercial real estate loan of $86 thousand and one impaired commercial loan of $480 thousand that were classified as TDR paid off.  There were three commercial impaired commercial loans of $809 thousand that were classified as TDR charged off for the six month period ended June 30, 2021.  .

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

The following tables present loans individually evaluated for impairment by class of loans for the three and six months ended June 30, 2022 and June 30, 2021 and for the year ended December 31, 2021.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended June 30, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$657	$657	$-	$390	$1	$4
Agricultural Real Estate	2,414	2,518	-	2,247	6	3
Agricultural	1,296	1,296	-	445	-	1
Commercial Real Estate	1,148	1,148	-	1,323	7	14
Commercial and Industrial	145	145	-	207	-	10
Consumer	20	20	-	20	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	2,985	2,985	573	3,105	38	-
Commercial and Industrial	2,004	2,004	1,846	2,011	52	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$657	$657	$-	$390	$1	$4
Agricultural Real Estate	$2,414	$2,518	$-	$2,247	$6	$3
Agricultural	$1,296	$1,296	$-	$445	$-	$1
Commercial Real Estate	$4,133	$4,133	$573	$4,428	$45	$14
Commercial and Industrial	$2,149	$2,149	$1,846	$2,218	$52	$10
Consumer	$20	$20	$-	$20	$-	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Six Months Ended June 30, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$657	$657	$-	$381	$2	$6
Agricultural Real Estate	2,414	2,518	-	1,696	13	5
Agricultural	1,296	1,296	-	233	-	1
Commercial Real Estate	1,148	1,148	-	991	11	19
Commercial and Industrial	145	145	-	231	2	10
Consumer	20	20	-	19	1	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	2,775	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	2,985	2,985	573	3,426	74	-
Commercial and Industrial	2,004	2,004	1,846	1,502	65	-
Consumer	-	-	-	4	-	-
Totals:
Consumer Real Estate	$657	$657	$-	$381	$2	$6
Agricultural Real Estate	$2,414	$2,518	$-	$4,471	$13	$5
Agricultural	$1,296	$1,296	$-	$233	$-	$1
Commercial Real Estate	$4,133	$4,133	$573	$4,417	$85	$19
Commercial and Industrial	$2,149	$2,149	$1,846	$1,733	$67	$10
Consumer	$20	$20	$-	$23	$1	$-

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

As of June 30, 2022, the Company had no foreclosed residential real estate property obtained by physical possession and $72 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $159 thousand of foreclosed residential real estate property obtained by physical possession and $255 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2021.  As of June 30, 2021, the Company had $198 thousand of foreclosed residential real estate property obtained by physical possession and $100 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  An increase in the ALLL is funded through recoveries and provision expense.  The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Six Months Ended	Twelve Months Ended
	June 30, 2022	December 31, 2021
Allowance for Loan & Lease Losses
Balance at beginning of year	$16,242	$13,672
Provision for loan loss	2,208	3,444
Loans charged off	(211)	(1,332)
Recoveries	185	458
Allowance for Loan & Lease Losses	$18,424	$16,242
Allowance for Unfunded Loan Commitments & Letters of Credit	$1,167	$1,041
Total Allowance for Credit Losses	$19,591	$17,283

The Company segregates its ALLL into two reserves:  The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC).  When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The ALLL does not include an accretable yield of $6.3 and $7.1 million as of June 30, 2022 and December 31, 2021, respectively, nor a nonaccretable yield of $463 and $510 thousand as of June 30, 2022 and December 31, 2021, respectively, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 as previously discussed in Note 2.

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

Additional analysis, presented in thousands, related to the allowance for credit losses for the three and six months ended June 30, 2022 and June 30, 2021 in addition to the ending balances as of December 31, 2021 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2022
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$892	$606	$844	$9,573	$4,066	$623	$1,076	$167	17,847
Charge Offs	-	-	-	-	-	(117)	-	-	(117)
Recoveries	4	-	-	3	65	70	-	-	142
Provision (Credit)	43	(260)	(90)	851	1,234	(9)	-	(141)	1,628
Other Non-interest expense related to unfunded	-	-	-	-	-	-	91	-	91
Ending Balance	$939	$346	$754	$10,427	$5,365	$567	$1,167	$26	$19,591
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$2,419	$-	$-	$-	$2,419
Ending balance: collectively evaluated for impairment	$939	$346	$754	$10,427	$2,946	$567	$1,167	$26	$17,172
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$410,468	$199,650	$127,340	$977,588	$264,124	$55,648	$-	$-	$2,034,818
Ending balance: individually evaluated for impairment	$657	$2,414	$1,296	$4,133	$2,149	$20	$-	$-	$10,669
Ending balance: collectively evaluated for impairment	$409,318	$197,039	$126,044	$973,258	$261,854	$55,628	$-	$-	$2,023,141
Ending balance: loans acquired with deteriorated credit quality	$493	$197	$-	$197	$121	$-	$-	$-	$1,008

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

December 31, 2021	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Ending balance: individually evaluated for impairment	$-	$691	$1	$664	$825	$3	$-	$-	$2,184
Ending balance: collectively evaluated for impairment	$857	$349	$708	$8,466	$3,022	$622	$1,041	$34	$15,099
Ending balance: loans acquired with deteriorated credit quality	$37	$-	$-	$-	$-	$-	$-	$-	$37
FINANCING RECEIVABLES:
Ending balance	$395,805	$198,033	$118,504	$847,110	$240,138	$57,829	$-	$-	$1,857,419
Ending balance: individually evaluated for impairment	$604	$6,725	$20	$3,561	$1,003	$26	$-	$-	$11,939
Ending balance: collectively evaluated for impairment	$394,489	$191,107	$118,484	$843,299	$238,849	$57,803	$-	$-	$1,844,031
Ending balance: loans acquired with deteriorated credit quality	$712	$201	$-	$250	$286	$-	$-	$-	$1,449

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended June 30, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$624	$1,386	$616	$7,668	$2,608	$595	$1,052	$928	$15,477
Charge Offs	-	-	-	-	-	(38)	-	-	(38)
Recoveries	3	-	6	3	5	42	-	-	59
Provision (Credit)	22	(169)	98	1,160	224	14	-	(708)	641
Other Non-interest expense related to unfunded	-	-	-	-	-	-	93	-	93
Ending Balance	$649	$1,217	$720	$8,831	$2,837	$613	$1,145	$220	$16,232
Ending balance: individually evaluated for impairment	$-	$914	$117	$125	$-	$-	$-	$-	$1,156
Ending balance: collectively evaluated for impairment	$649	$303	$603	$8,706	$2,837	$613	$1,145	$220	$15,076
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$194,574	$189,426	$100,905	$689,728	$227,256	$56,534	$-	$-	$1,458,423
Ending balance: individually evaluated for impairment	$770	$6,522	$248	$3,246	$1,236	$17	$-	$-	$12,039
Ending balance: collectively evaluated for impairment	$193,741	$181,923	$100,657	$686,172	$225,635	$56,517	$-	$-	$1,444,645
Ending balance: loans acquired with deteriorated credit quality	$63	$981	$-	$310	$385	$-	$-	$-	$1,739

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2022
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Charge Offs	-	-	-	-	(6)	(205)	-	-	(211)
Recoveries	9	-	-	5	74	97	-	-	185
Provision (Credit)	73	(694)	45	1,292	1,450	50	-	(8)	2,208
Other Non-interest expense related to unfunded	-	-	-	-	-	-	126	-	126
Ending Balance	$939	$346	$754	$10,427	$5,365	$567	$1,167	$26	$19,591
Ending balance: individually evaluated for impairment	$-	$-	$-	$-	$2,419	$-	$-	$-	$2,419
Ending balance: collectively evaluated for impairment	$939	$346	$754	$10,427	$2,946	$567	$1,167	$26	$17,172
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$410,468	$199,650	$127,340	$977,588	$264,124	$55,648	$-	$-	$2,034,818
Ending balance: individually evaluated for impairment	$657	$2,414	$1,296	$4,133	$2,149	$20	$-	$-	$10,669
Ending balance: collectively evaluated for impairment	$409,318	$197,039	$126,044	$973,258	$261,854	$55,628	$-	$-	$2,023,141
Ending balance: loans acquired with deteriorated credit quality	$493	$197	$-	$197	$121	$-	$-	$-	$1,008

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Six Months Ended June 30, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Charge Offs	-	-	(142)	-	(809)	(100)	-	-	(1,051)
Recoveries	6	-	6	5	10	98	-	-	125
Provision (Credit)	10	259	155	1,411	290	9	-	207	2,341
Other Non-interest expense related to unfunded	-	-	-	-	-	-	504	-	504
Ending Balance	$649	$1,217	$720	$8,831	$2,837	$613	$1,145	$220	$16,232
Ending balance: individually evaluated for impairment	$-	$914	$117	$125	$-	$-	$-	$-	$1,156
Ending balance: collectively evaluated for impairment	$649	$303	$603	$8,706	$2,837	$613	$1,145	$220	$15,076
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$194,574	$189,426	$100,905	$689,728	$227,256	$56,534	$-	$-	$1,458,423
Ending balance: individually evaluated for impairment	$770	$6,522	$248	$3,246	$1,236	$17	$-	$-	$12,039
Ending balance: collectively evaluated for impairment	$193,741	$181,923	$100,657	$686,172	$225,635	$56,517	$-	$-	$1,444,645
Ending balance: loans acquired with deteriorated credit quality	$63	$981	$-	$310	$385	$-	$-	$-	$1,739

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

The Compensation Committee of the Company has determined that it is appropriate to award shares of the common stock of the Company to Outside Directors and Employees that are officers of the Company or the Bank who also serve as Directors of the Company and the Bank as a portion of their retainer for services rendered as Directors of the Company and the Bank.  The Committee believes that it is appropriate to award the Directors shares equal to a specific dollar amount, rounded to the nearest whole share on an annual basis commencing on June 5, 2020 and thereafter on the first Friday of June in each year.  Directors receive a prorated dollar value of shares for a partial year of service.  The value for the shares is to be based upon the closing price for shares on June 4, 2020 and thereafter on the first Thursday in June in each year.  On June 4, 2021, ten Directors received approximately $6,000 worth of shares which equated to 272 shares while four Directors received a prorated dollar value of shares.  On October 1, 2021, a new Director was added as a result of the Perpetual Federal Savings Bank acquisition and received 68 prorated shares worth approximately $1,523.  On June 3, 2022, twelve Directors each received $10,013 which equated to 240 shares.  The use of stock for Directors’ retainer, does not have an effect on diluted earnings per share as it is immediately vested.

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings per share
Net income	$8,271	$4,983	$16,373	$9,892
Less: distributed earnings allocated to participating securities	(21)	(14)	(42)	(29)
Less: undistributed earnings allocated to participating securities	(48)	(23)	(96)	(46)
Net earnings available to common shareholders	$8,202	$4,946	$16,235	$9,817

Weighted average common shares outstanding including participating securities	13,065,975	11,191,043	13,066,123	11,194,011
Less: average unvested restricted shares	(108,849)	(84,125)	(110,004)	(85,353)
Weighted average common shares outstanding	12,957,126	11,106,918	12,956,119	11,108,658
Basic and diluted earnings per share	$0.63	$0.44	$1.25	$0.88

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of June 30, 2022 and December 31, 2021 are reflected below.

	(In Thousands)
	June 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$71,439	$71,439	$71,439	$-	$-
Interest-bearing time deposits	6,684	6,687	-	6,687	-
Securities - available-for-sale	399,687	399,687	97,100	299,173	3,414
Other securities	8,735	8,735	-	-	8,735
Loans held for sale	4,230	4,301	-	-	4,301
Loans, net	2,016,394	2,042,904	-	-	2,042,904
Interest receivable	8,008	8,008	-	-	8,008

Financial Liabilities:
Interest bearing deposits	$1,296,402	$1,288,006	$-	$-	$1,288,006
Non-interest bearing deposits	503,395	503,395	-	503,395	-
Time deposits	424,249	416,076	-	-	416,076
Total Deposits	2,224,046	2,207,477	-	503,395	1,704,082

Federal funds purchased and securities sold under agreement to repurchase	71,944	71,944	-	-	71,944
Federal Home Loan Bank advances	42,635	42,930	-	-	42,930
Other borrowings	-	-	-	-	-
Subordinated notes, net of unamortized issuance costs	34,528	35,000	-	35,000	-
Interest payable	923	923	-	-	923

	(In Thousands)
	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$180,823	$180,832	$180,823	$-	$-
Interest-bearing time deposits	10,913	10,933	-	10,933	-
Securities - available-for-sale	429,931	429,931	89,177	335,981	4,773
Other securities	8,162	8,162	-	-	8,162
Loans held for sale	7,714	7,844	-	-	7,844
Loans, net	1,841,177	1,864,386	-	-	1,864,386
Interest receivable	7,209	7,209	-	-	7,209

Financial Liabilities:
Interest bearing deposits	$1,248,294	$1,248,044	$-	$-	$1,248,044
Non-interest bearing deposits	473,689	473,689	-	473,689	-
Time deposits	471,479	475,810	-	-	475,810
Total Deposits	2,193,462	2,197,543	-	473,689	1,723,854

Federal funds purchased and securities sold under agreement to repurchase	29,268	29,268	-	-	29,268
Federal Home Loan Bank advances	24,065	24,305	-	-	24,305
Other borrowings	40,000	40,000	-	40,000	-
Subordinated notes, net of unamortized issuance costs	34,471	35,000	-	35,000	-
Interest payable	1,125	1,125	-	-	1,125

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

The following summarizes financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$97,100	$-	$-
U.S. Government agencies	-	141,512	-
Mortgage-backed securities	-	93,981	-
State and local governments	-	63,680	3,414
Total Securities Available-for-Sale	$97,100	$299,173	$3,414

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$89,177	$-	$-
U.S. Government agencies	-	156,886	-
Mortgage-backed securities	-	117,927	-
State and local governments	-	61,168	4,773
Total Securities Available-for-Sale	$89,177	$335,981	$4,773

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and six month periods ended June 30, 2022 and June 30, 2021.  For the three month period ended March 31, 2022, there was one security transfer from Level 3 to Level 2.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at April 1, 2022	$2,108	$1,394	$3,502

Change in Market Value	(19)	(69)	(88)

Purchases			-

Payments & Maturities			-

Reclassification & Adjustments			-

Balance at June 30, 2022	$2,089	$1,325	$3,414

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at April 1, 2021	$-	$1,539	$1,539

Change in Market Value	(8)	(1)	(9)

Purchases	2,418	-	2,418

Payments & Maturities	-	-	-

Reclassification & Adjustments	-	-	-

Balance at June 30, 2021	$2,410	$1,538	$3,948

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2022	$2,307	$2,466	$4,773

Change in Market Value	(58)	(152)	(210)

Purchases	-	-	-

Payments & Maturities	(160)	-	(160)

Reclassification & Adjustments	-	(989)	(989)

Balance at June 30, 2022	$2,089	$1,325	$3,414

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2021	$-	$1,562	$1,562

Change in Market Value	(8)	(24)	(32)

Purchases	2,418	-	2,418

Payments & Maturities	-	-	-

Reclassification & Adjustments	-	-	-

Balance at June 30, 2021	$2,410	$1,538	$3,948

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis.  At June 30, 2022 and December 31, 2021, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At June 30, 2022 and December 31, 2021, fair value of collateral dependent impaired loans categorized as Level 3 was $2.6 million and $8.5 million, respectively. The specific allocation for impaired loans was $2.4 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively, which are accounted for in the allowance for loan losses (see Note 4).

During 2021, impairment was recognized on mortgage servicing rights based upon the independent third party’s quarterly valuations.  A valuation allowance was established by strata to quantify the likely impairment of the value of the mortgage servicing rights to the Company.  If the carrying amount of an individual strata exceeds the fair value, impairment was

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

recorded on that strata so the servicing asset was carried at fair value.  Impairment was $189 thousand at June 30, 2022 and $414 thousand at December 31, 2021.

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	June 30, 2022	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,414	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	1.84-4.08% (3.35%)

Collateral dependent impaired loans	2,570	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-22.18% (22.05%)

Mortgage servicing rights	3,426	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	15.24-55.96% (17.30%)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2021	Valuation Technique	Unobservable Inputs	Average)
State and local government	$4,773	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0.21-1.77% (1.33%)

Collateral dependent impaired loans	8,527	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-53.95% (34.78%)

Mortgage servicing rights	3,157	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	1.94-27.70% (18.44%)

Other real estate owned - residential	99	Appraisals	Discount to reflect current market	32.72% (32.72%)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents assets measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021:

	Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2022
	(In Thousands)
	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$2,570	$-	$-	$2,570
Mortgage servicing rights	3,426	-	-	3,426
Other real estate owned - residential	-	-	-	-

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2021
	(In Thousands)
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$8,527	$-	$-	$8,527
Mortgage servicing rights	3,157	-	-	3,157
Other real estate owned - residential	99	-	-	99

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $39.1 million in federal funds purchased as of June 30, 2022 and no federal funds purchased as of December 31, 2021.  During the same time periods, the Company had $32.9 million and $29.3 million in securities sold under agreement to repurchase.

	June 30, 2022
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$39,055	$-	$-	$-	$39,055
Repurchase agreements
US Treasury & agency securities	$1,449		$5,880	$25,560	$32,889
Total	$40,504	$-	$5,880	$25,560	$71,944

	December 31, 2021
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	$1,062	$-	$3,900	$24,306	$29,268
Total	$1,062	$-	$3,900	$24,306	$29,268

NOTE 8 SUBORDINATED NOTES

On July 30, 2021, the Company announced the completion of a private placement of $35 million aggregate principal amount of its 3.25% fixed-to-floating rate subordinated notes due July 30, 2031 (the “Notes”) to various accredited investors (the “Offering”).  The price for the Notes was 100% of the principal amount of the Notes.  The Notes qualify as Tier 2 capital for regulatory purposes.  The Company intended to use the net proceeds from the Offering for general corporate purposes, including financing acquisitions and organic growth.

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

	June 30, 2022		December 31, 2021
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(472)	$35,000	$(529)

NOTE 9 PROPOSED BUSINESS COMBINATION

On June 14, 2022, Farmers & Merchants Bancorp, Inc., an Ohio corporation (“F&M”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Peoples-Sidney Financial Corporation, a Delaware corporation (“PPSF”), which provides for the merger of PPSF with and into F&M (the “Merger”) and the merger of PPSF’s wholly-owned banking

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 9 PROPOSED BUSINESS COMBINATION (Continued)

subsidiary, Peoples Federal Savings and Loan Association (“Peoples Bank”), with and into F&M’s wholly-owned banking subsidiary, The Farmers & Merchants State Bank (“F&M Bank”). All of the outstanding shares of PPSF’s common stock will be converted into the right to receive the cash or stock consideration as described in, and subject to, the terms and conditions of the Merger Agreement.

Based on the closing price of F&M’s common stock on June 14, 2022, of $34.28 per share, the transaction value for the shares of common stock and cash to be paid is approximately $27 million.

The transaction is expected to be a tax-free stock exchange for PPSF’s shareholders who will be receiving F&M’s common stock pursuant to the Merger. Subject to PPSF’s shareholders’ approval of the Merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger in the third or fourth quarter of 2022. A copy of the Merger Agreement is filed as Exhibit 2.1 and incorporated herein by reference.

The Boards of Directors of each of F&M and PPSF have approved the Merger Agreement. The members of the Board of Directors of PPSF have entered into a Voting Agreement pursuant to which each of them has agreed to vote their shares of PPSF common stock in favor of the Merger. A copy of the form of Voting Agreement is attached to the Merger Agreement as Exhibit B.

Subject to the terms and conditions of the Merger Agreement, upon the completion of the Merger, PPSF shareholders will have the opportunity to elect to receive either 0.6597 shares of FMAO stock or $24.00 per share in cash for each PPSF share owned, subject to a requirement under the Merger Agreement that the minimum number of PPSF Shares exchanged for F&M Shares in the Merger shall be no less than 758,566. Fractional shares of F&M common stock will not be issued in respect of fractional interests arising from the Merger but will be paid in cash pursuant to the Merger Agreement.

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

The Company began working with a third-party service provider to review methodology options starting in June 2019.  At the end of first quarter 2022, the Company evaluated and refined its methodology and produced a parallel report for the calculation of the ALLL under the ASU guidance.  Management intends to continue its evaluation during the third quarter, including analysis of the effects of the pending acquisition, and will refine the methodology as necessary as the Company works towards ASU implementation and adoption.  The Company will adopt ASU 2016-13 on January 1, 2023.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company has continued its tremendous start to 2022 by carrying forward the momentum from 2021.  The first six months have been the first post-acquisitions months since the acquisitions of Ossian and Perpetual which gives us a picture of our core business going forward.  Organic loan growth increased 19.9%, which excludes acquisition and PPP balances, on a year-over-year basis with second quarter being the fourth consecutive quarter with organic loan growth greater than 10%.

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

On June 14th, Farmers & Merchants Bancorp, Inc., entered into an Agreement and Plan of Merger with Peoples-Sidney Financial Corporation, a Delaware corporation (“PPSF”), which provides for the merger of PPSF with and into F&M and the merger of PPSF’s wholly-owned banking subsidiary, Peoples Federal Savings and Loan Association (“Peoples Bank”), with and into F&M’s wholly-owned banking subsidiary, The Farmers & Merchants State Bank (“F&M Bank”).  All of the outstanding shares of PPSF’s common stock will be converted into the right to receive the cash or stock consideration as described in, and subject to, the terms and conditions of the Merger Agreement.  Refer to Note 9 Proposed Business Combination for additional detail on the merger.

F&M Commercial Banking Division entered the second quarter 2022 with a strong loan pipeline and demand throughout F&M’s footprint.  Client performance results from 2021 and year to date 2022 remain good.  As second quarter 2022 came to an end, client concerns about availability of workforce, interruptions and delays in the supply chain and concerns over energy prices remained.  Rising interest rates were also a concern for clients, but to date have not dramatically slowed commercial activity. Credit quality of the portfolio remains good, past dues and delinquencies remained low at the end of the quarter.  Second quarter fee income remained solid and kept pace with first quarter.

The agriculture sector saw favorable planting conditions for 2022, and growing conditions have been acceptable to date.  Commodity prices remain high and at levels that remain profitable for our farm customers.  Our ag clients are closely watching higher input costs and potential supply issues.  Agri-business continues to remain stable.  With rising interest rates, it is anticipated that our clients will carefully evaluate borrowing decisions.  The agriculture portfolio remains sound.

Home loan rates have continued to increase and the volume of refinancing loans has slowed as compared to the same time in 2021. Turn times have become more manageable and the Bank is focusing on home equity lines as an opportunity for growth. Limited inventory and the demand for homes remain strong. During the quarter, 266 loans, including home equity and lines of credit, were closed totaling $32.1 million which compares to 297 loans and $33.0 million during the second quarter in 2021.  The second quarter gain on 1-4 family mortgage sales was down by approximately 64.3% compared to second quarter 2021.  According to ATTOM's latest home affordability analysis, the portion of average wages required for major home-ownership expenses nationwide rose in Q2 2022 to 31.5 percent, as the median price of a single-family home hit a new high of $349,000 and 30-year mortgage rates shot up above 5 percent.  Increased lumber prices have impacted remodeling costs and new construction; however, we have seen input prices begin to decrease.

Net interest earnings increased by $10.6 million as compared to first six months of 2021. The improvement was primarily due to growth in the balance sheet as the Company continues to operate in the low rate environment following the national prime rate drop of 150 basis points in the first quarter of 2020. Interest rates have increased as the national prime rate increased 25 basis points this March, 50 basis points in May and 75 basis points in June.  Year to date net interest margin increased 3 basis points compared to year to date 2021.  For second quarter, net interest margin increased 26 basis points compared to same quarter prior year and 33 basis points compared to first quarter 2022.   The asset yield increased by 2 basis points compared to prior year to date, 26 basis points for second quarter compared to prior year second quarter and 32 basis points compared to first quarter 2022. Loan interest for 2021 included the impact of the PPP origination fees.  Cost of funds decreased 4 basis points on a year to date basis, remained constant when comparing second quarter 2022 to prior year second quarter and decreased 1 basis point when comparing second quarter to first quarter 2022. Interest expense has been positively impacted with the time deposit and FHLB borrowing accretions resulting from the acquisitions as a reduction to interest expense.  Further discussion of the balance sheet composition movements and the impact on the earnings can be viewed in the Material Results of Operations section that follows.

Net income improved 65.5% in comparing the first half of 2022 to the first half of 2021 and earnings per share increased 42.0% in the same comparison. The higher net income was mainly driven by higher interest income. Interest income on a year to date basis increased 33.6% or $11.5 million compared to 2021.  Interest income included $776 thousand of net loan accretion income resulting from the acquisitions year to date and $403 thousand for second quarter.  As mentioned previously, interest expense was offset by acquisition accretions for time deposits and FHLB borrowings which equaled $1.3 million year to date and $640 thousand for the quarter.  Interest expense increased by 26.8% and $881 thousand on a year to date basis compared to first six months 2021 on 33.0% higher average balances in 2022. Provision expense decreased $133 thousand.  Noninterest income decreased 15.0% or $1.4 million over the same period 2021.  Decreased gain on sales of both 1-4 family mortgage loans and fixed rate agricultural loans along with gain on sale of available-for-sale securities were the biggest contributors. 1-4 family mortgage activity remains strong though has slowed compared to 2021 activity. We expect additional slowing in 2022 as refinancing has slowed, housing prices had increased, inventory of available homes is low due to quick turnover throughout most of the Bank’s market area due to the increase in interest rates.  The Bank has increased the number of Home Loan Originators (HLOs) due to a larger footprint which we hope stabilizes the activity.  Noninterest expenses increased $1.3 million or 5.1% with salaries and wages increasing $1.9 million.

The Company has worked diligently to manage during volatile times and the increase in our size and footprint has helped establish diversity of revenue streams and insulate our earnings. While we report and recognize the many one-time costs incurred by our strategic focus, we continue to realize the long-term benefits of our strategies. Our historical prudent approach to lending has continued to demonstrate its benefits in our credit quality. Past dues over 30 days as of June 30, 2022 were 0.20% of total loans outstanding.  We continue to strengthen relationships with our customers, employees, shareholders and communities in support of our mission to “help people live their best lives.” The Company remains well capitalized and plans to continue in our strategic vision of expansion to be a $3 billion bank by the end of 2022.

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

Our executive offices are located at 307 North Defiance Street, Archbold, Ohio 43502, and our telephone number is (419) 446-2501.  The Bank operates thirty full-service banking offices throughout Northwest Ohio and Northeast Indiana and a drive-up facility in Archbold.  The Bank also operates four Loan Production Offices (LPOs), two in Ohio and one in Indiana and Michigan.

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

At June 30, 2022, we had 390 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory.  We consider our employee relations to be good.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At June 30, 2022 there were no OREO property holdings. OREO totaled $159 thousand and $198 thousand as of December 31, 2021 and June 30, 2021 respectively.

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

Liquidity in terms of cash and cash equivalents ended $109.4 million lower as of June 30, 2022 than it was at yearend December 31, 2021. Prior year’s excess liquidity along with an increase in deposits of $30.6 million helped to fund the $175.2 million increase in net loans since year end 2021. All loan portfolios with the exception of the consumer and other portfolios increased compared to December 31, 2021 with the largest increase in the commercial real estate portfolio.

In comparing to the same prior year period, the June 30, 2022 (net of deferred fees and cost) loan balances of approximately $2.0 billion accounted for $576.4 million or 39.5% increase when compared to 2021’s $1.5 billion.  The year over year improvement was made up of a combined increase of 50.7% in commercial and industrial related loans (comprised of 41.7% in commercial real estate loans and 9.0% in non-real estate commercial loans).  PPP loans of approximately $8 thousand and $47.1 million are included in the non-real estate commercial portfolio as of June 30, 2022 and June 30, 2021, respectively.  Consumer real estate loans increased by 111.0% and other loans by 130.6%.  Consumer loans decreased by 1.6%.  Agricultural related loans increased 31.6% year over year (comprised of 5.4% in agricultural real estate and 26.2% in non-real estate agricultural loans).  The Company credits the growth not only to the OFSI and PFSB acquisitions but also to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of June 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	June 30, 2022	June 30, 2021	June 30, 2020
	Amount	Amount	Amount
Consumer Real Estate	$410,468	$194,574	$173,615
Agricultural Real Estate	199,650	189,426	194,310
Agricultural	127,340	100,905	107,615
Commercial Real Estate	977,588	689,728	588,176
Commercial and Industrial	232,881	213,707	221,034
Consumer	55,648	56,534	50,259
Other	31,243	13,549	9,714

Total Loans, net of deferred fees and costs	$2,034,818	$1,458,423	$1,344,723

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of June 30, 2022.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$6,903	$32,255	$375,256
Agricultural Real Estate	1,581	6,838	191,897
Agricultural	66,263	37,602	23,305
Commercial Real Estate	37,643	298,161	643,569
Commercial and Industrial	92,114	84,318	57,302
Consumer	2,163	37,422	15,921
Other	247	1,451	29,553

While the security portfolio has been utilized to fund loan growth for the last three years, additional sources have been cultivated during 2020, 2021, and 2022. The security portfolio decreased $30.2 million in the first six months of 2022 from year end 2021 due to an increase of gross unrealized losses of $35.5 million.  The security portfolio decreased $7.8 million from June 2021 due to an increase of gross unrealized losses of $40.5 million.  The amount of pledged investment securities increased by $15.0 million as compared to year end and $51.6 million as compared to June 30, 2021. Liquidity is improved with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of June 30, 2022, pledged investment securities totaled $130.0 million.  The current portfolio is in a net unrealized loss position of $39.6 million.

For the Bank, an additional $68.3 million is also available from the Federal Home Loan Bank based on current amounts of pledged collateral.  At the present time, only 1-4 family and home equity portfolios are pledged.  Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

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

Due to the funding requirement for the acquisition of PFSB to be provided from the holding company, the Company secured borrowings from a correspondent bank. Two loans were secured, the first a $30 million 12-month term note and the second a 12-month line of credit for $10 million. Both loans were advanced on October 1, 2021. Interest on both loans is due quarterly and accrues at a rate 2.50% per annum with reporting and capital covenants included. The structure of the acquisition required all accounting of the transaction to be recorded at the Bank level as Perpetual did not have a holding company. Therefore, the Company advanced funds from the Bank to the Company to facilitate payoff of the term note. The term note and the line of credit balance were paid off in the second quarter of 2022.  The line of credit remains open for future liquidity needs.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional maturities and/or sales from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $69 million of unsecured borrowing capacity through its correspondent banks as of June 30, 2022 and June 30, 2021.  The Bank also had access to $130.4 million and $94.2 million through a Cash Management Advance with the Federal Home Loan Bank as of June 30, 2022 and June 30, 2021, respectively.

Overall total assets increased 1.4% since year end 2021 and grew 23.4% since June 30, 2021. The largest growth in both periods was in the loan portfolios.  Securities and goodwill also increased significantly compared to June 30, 2021.  Refer to Note 2 for information on assets acquired from OFSI and PFSB.

Federal Home Loan Bank advances accounted for the largest growth within liabilities, up 77.2% or $18.6 million since year end and 138.6% or $24.8 million over June 30, 2021 balances. Deposits also experienced growth, up 1.4% or $30.6 million since year end 2021 and 20.0% or $370 million over June 30, 2021.  Refer to Note 2 for information on liabilities acquired from OFSI and PFSB.  The growth of deposits correlated to a flight to safety as the stock market continues to experience some volatility.  Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income.  This growth aided the Company’s liquidity position and helped to fund the loan growth for the periods along with usage of Federal Home Loan Bank advances and federal funds purchased.

Shareholders’ equity decreased by $16.3 million as of the second quarter of 2022 compared to year end 2021. Earnings exceeded dividend declarations during the six months ended June 30, 2022. Accumulated other comprehensive loss increased in unrealized loss position by $28.1 million from December 2021 to an unrealized loss of $31.3 million on June 30, 2022.  The increase in unrealized loss position has no impact on regulatory tangible book price.  The available-for-sale security portfolio is used as a protection to falling rates.  If there is an unrealized loss in our security portfolio due to rising interest rates, it bodes well for our adjustable rate loan portfolio and new loan production to price up.  Dividends declared increased over the previous quarter by $0.0125 per share to $0.2025 per share from $0.19 per share.  Compared to June 30, 2021, shareholders’ equity increased 12.1% or $30.3 million mostly attributable to the issuance of stock in the Perpetual acquisition as discussed in Note 2.  Profits were higher year to date June 2022 than year to date June 2021 by $6.5 million.

Basel III regulatory capital requirements became effective in 2016. The Bank and Company include a capital conservation buffer as a part of the transition provision. For calendar year 2016, the applicable required capital conservation buffer percentage of 0.625% was the base above which institutions avoid limitations on distributions and certain discretionary bonus payments. The total buffer requirement increased to 2.5% for calendar year 2019.  As of June 30, 2022, the Company and the Bank are both positioned well above the 2019 requirement.

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized at June 30, 2022 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.16%
Risk Based Capital Tier I	11.58%
Total Risk Based Capital	12.54%
Stockholders' Equity/Total Assets	10.87%
Capital Conservation Buffer	4.54%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended June 30, 2022 and 2021

Interest Income

When comparing second quarter 2022 to second quarter 2021, average loan balances with the acquisitions of OFSI and PFSB grew $579.8 million with average quarterly PPP loans decreasing $52.8 million. This represented a 40.8% increase in a one-year time period. Interest income on loan balances experienced an increase of $6.1 million as compared to the quarter ended June 30, 2021.  This increase was primarily the result of the significant growth in the end of period loan balances between periods, 19.7% of which was directly attributable to the Company’s recent acquisitions and 19.9% of which was due to organic loan growth within the Bank’s broader markets.  Net fee income for the PPP loans was recognized on a straight line basis over 24 months for the first draw and 60 months for the second draw and was accelerated upon payoff.  PPP loan balances at the end of June 2022 were $8 thousand compared to $47.1 million at the end of June 2021.  PPP loan income for the quarter included interest income of $0.3 thousand and net fee income of $9.8 thousand compared to $134.7 thousand of loan interest income and $615.4 thousand of net fee income for 2021.

The available-for-sale securities portfolio increased in average balances by $59.4 million when comparing to the previous year while the income increased $237 thousand over second quarter.  Federal funds sold and interest-bearing deposits decreased in average balances by $106.5 million as compared to the same quarter in 2021 with increased income of $15 thousand for the current quarter.  Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from OFSI and PFSB.

The overall total average balance of the Bank’s earning assets increased by $532.7 million and interest income for the quarter comparisons was higher for second quarter 2022 by 36.4% or $6.4 million as compared to second quarter 2021.  Increases in the prime lending rate between periods has contributed to an increase in rate yield.

Annualized yield, for the quarter ended June 30, 2022, was 3.79% as compared to 3.53% for the quarter ended June 30, 2021. The following charts demonstrate the value of increased loan balances in the balance sheet mix, as well as the impact on the changes in interest rates.  The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended June 30, 2022		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2022	June 30, 2021
Loans	$1,999,357	$22,388	4.48%	4.58%
Taxable investment securities	422,482	1,344	1.27%	1.20%
Tax-exempt investment securities	21,649	70	1.64%	2.23%
Fed funds sold & other	81,091	109	0.54%	0.20%
Total Interest Earning Assets	$2,524,579	$23,911	3.79%	3.53%

Change in Interest Income Quarter to Date June 30, 2022 Compared to June 30, 2021

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$6,129	$6,643	$(514)
Taxable investment securities	244	165	79
Tax-exempt investment securities	(7)	23	(30)
Fed funds sold & other	15	(53)	68
Total Interest Earning Assets	$6,381	$6,778	$(397)

Interest Expense

Offsetting the higher interest income for the quarter was an increase in interest expense in 2022 of $493 thousand or 31.7% compared to second quarter 2021. Since 2021, average interest-bearing deposit balances have increased $374.1 million or 27.2% and the Company recognized $103 thousand more in interest expense for the most recent quarter.  The prime rate dropped 150 basis points in March of 2020 and management adjusted deposit rates accordingly.  March 2022 saw the first rate change since 2020 with an increase of 25 basis points which was followed by increases of 50 and 75 basis points in May and June respectively.  Interest expense on FHLB borrowings and other borrowings increased $103 thousand in the second quarter 2022 over the same time frame in 2021 due to borrowings taken on from the Perpetual acquisition and new FHLB borrowings of $20 million in May 2022 used to fund loan growth.  Interest expense on fed funds purchased and securities sold under agreement to repurchase increased $3 thousand compared to second quarter 2021.  Interest expense on subordinated notes was $284 thousand for the most recent quarter.  Refer to Note 8 for additional information on subordinated notes.  Liabilities assumed from OFSI and PFSB can be seen in Note 2.

	(In Thousands)
	Quarter to Date Ended June 30, 2022		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2022	June 30, 2021
Savings deposits	$1,312,444	$777	0.24%	0.20%
Other time deposits	435,091	602	0.55%	1.13%
Other borrowed money	39,172	218	2.23%	2.58%
Fed funds purchased & securities
sold under agreement to repurchase	35,260	166	1.88%	2.17%
Subordinated notes	34,509	284	3.29%	0.00%
Total Interest Bearing Liabilities	$1,856,476	$2,047	0.44%	0.44%

Change in Interest Expense Quarter to Date June 30, 2022 Compared to June 30, 2021

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$211	$95	$116
Other time deposits	(108)	524	(632)
Other borrowed money	103	137	(34)
Fed funds purchased & securities
sold under agreement to repurchase	3	29	(26)
Subordinated notes	284	284	-
Total Interest Bearing Liabilities	$493	$1,069	$(576)

Overall, net interest spread for the second quarter 2022 was 26 basis points higher than last year.  As the following chart indicates, the improvement in yields on interest earning assets was solely responsible for the increase in net interest spread as cost of funds remained constant when comparing to the same period a year ago.

	June 30, 2022	June 30, 2021	June 30, 2020
Interest/Dividend income/yield	3.79%	3.53%	4.25%
Interest Expense/cost	0.44%	0.44%	0.91%
Net Interest Spread	3.35%	3.09%	3.34%
Net Interest Margin	3.47%	3.21%	3.59%

Net Interest Income

Net interest income increased $5.9 million for the second quarter 2022 over the same time frame in 2021 with the increase in interest income of $6.4 million offset by the higher interest expense of $493 thousand, as previously mentioned.  As the new loans added in 2021 and 2022 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to increase net interest income.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations for three month periods ended June 30, 2022 and 2021

Provision Expense

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense.  The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate.  The consumer loan portfolio accounted for the largest component of charge-offs and recoveries for second quarter of 2022 and 2021.  The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $987 thousand higher for the second quarter 2022 as compared to the same quarter 2021.  Provision for loan loss has stabilized beginning in third quarter of 2021 and the provision expense for the second quarter of 2022 was adequate.  There is still some lingering uncertainty regarding COVID-19; therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of ALLL.  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has also increased.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  The impact of higher interest rates and inflation will be taken into consideration when reviewing qualitative factors.  Loan charge-offs were $79 thousand higher in second quarter 2022 than the same quarter 2021.  Recoveries were $83 thousand higher in second quarter 2022 as compared to second quarter 2021.  Combined net charge-offs were $4 thousand lower in second quarter 2022 than the same time period 2021.

Past due loans, which include no deferrals related to COVID-19, increased $2.4 million at June 30, 2022 as compared to June 30, 2021.  The largest changes were attributed to the increase of past due balances in the agricultural real estate portfolio and consumer real estate portfolio.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended June 30, 2022, 2021, and 2020.

	(In Thousands)
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Loans, net of deferred fees and costs	$2,034,818	$1,458,423	$1,344,723
Daily average of outstanding loans	$1,999,357	$1,419,531	$1,321,405
Nonaccrual loans	$5,247	$7,031	$8,473
Nonperforming loans*	$5,247	$7,031	$8,473

Allowance for Loan Losses - January 1,	$16,771	$14,425	$8,533
Loans Charged off:
Consumer Real Estate	-	-	-
Agriculture Real Estate	-	-	-
Agricultural	-	-	-
Commercial Real Estate	-	-	8
Commercial and Industrial	-	-	165
Consumer	117	38	64
	117	38	237
Loan Recoveries:
Consumer Real Estate	4	3	2
Agriculture Real Estate	-	-	-
Agricultural	-	6	-
Commercial Real Estate	3	3	2
Commercial and Industrial	65	5	6
Consumer	70	42	58
	142	59	68
Net Charge Offs:
Consumer Real Estate	(4)	(3)	(2)
Agriculture Real Estate	-	-	-
Agricultural	-	(6)	-
Commercial Real Estate	(3)	(3)	6
Commercial and Industrial	(65)	(5)	159
Consumer	47	(4)	6
	(25)	(21)	169
Provision for loan loss	1,628	641	1,569
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	18,424	15,087	9,933
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,167	1,145	605
Total Allowance for Credit Losses - June 30,	$19,591	$16,232	$10,538
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.01%
Ratio of Nonaccrual Loans to Loans	0.26%	0.48%	0.63%
Ratio of the Allowance for Loan & Lease Losses to Loans	0.91%	1.03%	0.74%
Ratio of the Allowance for Loan & Lease Losses to Nonaccrual Loans	351.44%	214.58%	117.24%
Ratio of the Allowance for Loan & Lease Losses to Nonperforming Loans*	351.44%	214.58%	117.24%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

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

Loans classified as nonaccrual were lower as of June 30, 2022 at $5.2 million as compared to $7.0 million as of June 30, 2021.  The consumer real estate portfolio decreased $68 thousand while the commercial real estate portfolio decreased $504 thousand.  The agricultural real estate decreased $3.0 million as compared to June 30, 2021 while the agricultural portfolio increased $1.2 million for the same period of comparison.

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

The following table presents the balances for allowance for loan losses by loan type at six months ended June 30, 2022 and June 30, 2021.

	(In Thousands)		(In Thousands)
	June 30, 2022		June 30, 2021
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$939	20.17%	$649	13.34%
Agricultural Real Estate	346	9.81%	1,217	12.99%
Agricultural	754	6.26%	720	6.92%
Commercial Real Estate	10,427	48.04%	8,831	47.29%
Commercial and Industrial	5,365	12.99%	2,837	15.58%
Consumer	567	2.73%	613	3.88%
Unallocated	26	0.00%	220	0.00%
Allowance for Loan & Lease Losses	18,424		15,087
Off Balance Sheet Commitments	1,167		1,145
Total Allowance for Credit Losses	$19,591		$16,232

Noninterest Income

Noninterest income was down $707 thousand for the second quarter 2022 over the same time frame in 2021.  The Company has seen a decrease in its mortgage production volume and the gain on the sale of these loans was $791 thousand lower for the second quarter 2022 over the same period in 2021. Loan originations on loans held for sale for the second quarter 2022 were $20.9 million with proceeds from sale at $22.9 million for 2022 compared to 2021’s second quarter activity of $29.5 million in originations and $29.9 million in sales.  Loan originations driven by the refinance activity associated with the reduction in interest rates has slowed.  The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Combined service fees decreased by $84 thousand as compared to second quarter 2021.  Debit card income increased by $95 thousand and bank owned life insurance cash surrender value increased $19 thousand.  Also contributing to the increase was overdraft and returned check charges which increased $291 thousand compared to first quarter 2021. Service fee income for 1-4 family and agricultural real estate loans increased by $30 thousand while servicing rights income decreased $501 thousand.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the second quarter of 2022 and 2021, mortgage servicing rights caused a net $1 thousand in expense and $19 thousand in income, respectively.  The lower capitalized additions for 2022 are attributed to a lower loan origination level of 1-4 families. A low interest rate environment has helped to generate the mortgage refinance activity. For loans of 15 years and less, the market value of the mortgage servicing rights was 0.970% in the second quarter 2022 versus 1.131% in second quarter 2021. For loans over 15 years, the value was 1.099% versus a higher 1.191% for the same periods respectively. The carrying value is greater than the market value of $3.4 million.  A valuation allowance of $414 thousand was established during 2021.  During first quarter 2022, $134 thousand of the valuation allowance was reversed. An additional $91 thousand of the valuation allowance was reversed during the second quarter of 2022.

	Three Months		Six Months
	(In Thousands)		(In Thousands)
	2022	2021	2022	2021
Beginning Balance	$3,336	$3,444	$3,571	$3,320
Capitalized Additions	149	226	354	855
Amortization	(150)	(207)	(310)	(712)
Ending Balance, June 30,	3,335	3,463	3,615	3,463
Valuation Allowance	91	(317)	(189)	(317)
Mortgage Servicing Rights net, June 30,	$3,426	$3,146	$3,426	$3,146

Noninterest Expense

For the second quarter 2022, noninterest expenses were $175 thousand higher than for the same quarter in 2021.  Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) increased $406 thousand in total.  This was comprised of increased salaries of $775 thousand partially offset by decreased benefits of $369 thousand. The second quarter of 2022 also saw the effects of the minimum living wage at $13.50 per hour as compared to $12.50 per hour for the second quarter in 2021.  Consulting fees decreased $161 thousand during the second quarter 2022 due to acquisition activity in 2021 of $292 thousand that was not repeated in 2022.  Legal fees decreased $183 thousand.  Ohio Financial Institution Tax increased $463 thousand over second quarter 2021 due to overall growth..  Data processing expenses also increased $226 thousand.  Other general and administrative expenses increased $15 thousand as compared to second quarter 2021 primarily attributable to the Company’s overall growth for the year.

Income Taxes

Income tax expense was $731 thousand higher for the second quarter 2022 compared to the same quarter in 2021.  Effective tax rates were 19.86% and 20.92% for second quarter 2022 and 2021 respectively.

Net Income

Results overall, net income in the second quarter of 2022 was up $3.3 million as compared to the same quarter last year.  Although second quarter 2022 included an increase of $987 thousand of loan loss provision as compared to second quarter 2021, net interest income after provision for loan losses increased $4.9 million during the same period of comparison.  The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for six month periods ended June 30, 2022 and 2021

Interest Income

Higher loan balances of $579.4 million created an improvement in the interest income for the first six months of 2022 as compared to the first six months of 2021.  PPP average loan balances decreased $46.9 million year over year.  Interest income in total rose 33.6% or $11.5 million with interest income from loans accounting for $11.0 million of the increase. Contributing to the overall improvement was also an increase in securities income of $493 thousand and an increase from fed funds sold and interest-bearing deposits of $50 thousand over 2021. The asset yield increased by 2 basis points to 3.63% for the first six months of 2022 compared to the first six months of 2021’s 3.61%.

PPP loan interest income recognized was $2.2 thousand for the first six months of 2022 with net fee income of $77.2 thousand compared to $234.7 thousand of loan interest income and $1.5 million of net fee income for 2021.  The growth factor contribution is shown in the charts which follow.

The average interest earning asset base was $622.3 million higher in the first six months 2022 than the first six months of 2021, an increase of approximately 32.7%.  Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from OFSI and PFSB.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended June 30, 2022		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	June 30, 2022	June 30, 2021
Loans	$1,953,671	$42,843	4.39%	4.64%
Taxable investment securities	426,189	2,639	1.24%	1.22%
Tax-exempt investment securities	20,119	140	1.76%	2.37%
Fed funds sold & other	124,050	188	0.30%	0.17%
Total Interest Earning Assets	$2,524,029	$45,810	3.63%	3.61%

Change in Interest Income Year to Date June 30, 2022 Compared to June 30, 2021

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$10,972	$13,442	$(2,470)
Taxable investment securities	530	490	40
Tax-exempt investment securities	(37)	14	(51)
Fed funds sold & other	50	(33)	83
Total Interest Earning Assets	$11,515	$13,913	$(2,398)

Interest Expense

Interest expense was higher for the first six months of 2022 compared to the first six months of 2021. At $4.2 million, the first six months of 2022 was up $881 thousand as compared to the same time period 2021 or 26.8%.

The average balance of interest-bearing liabilities was higher by $504.1 million in 2022 than the first six months of 2021. Interest bearing deposits increased $434.1 million while Fed Funds purchased and securities sold under agreement to repurchase increased by a combined $2.1 million. Other borrowed money and subordinated notes increased $33.3 million and $34.5 million, respectively as compared to a year ago.  The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 4 basis point decrease in the cost of funds at 0.44% for the first six months of 2022 as compared to 2021’s 0.48%.  Liabilities assumed from OFSI and PFSB can be seen in Note 2.

The change chart below shows the increased cost was driven more by volume than rate.

	(In Thousands)
	Year to Date Ended June 30, 2022		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	June 30, 2022	June 30, 2021
Savings deposits	$1,302,005	$1,365	0.21%	0.21%
Other time deposits	447,471	1,374	0.61%	1.20%
Other borrowed money	51,180	553	2.16%	3.78%
Fed funds purchased & securities
sold under agreement to repurchase	32,182	318	1.98%	2.19%
Subordinated notes	34,495	553	3.12%	0.00%
Total Interest Bearing Liabilities	$1,867,333	$4,163	0.44%	0.48%

Change in Interest Expense Year to Date June 30, 2022 Compared to June 30, 2021

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$225	$248	$(23)
Other time deposits	(102)	1,207	(1,309)
Other borrowed money	216	629	(413)
Fed funds purchased & securities
sold under agreement to repurchase	(11)	23	(34)
Subordinated notes	553	553	-
Total Interest Bearing Liabilities	$881	$2,660	$(1,779)

Overall, net interest spread figures for the first six months of 2022 were up from 2021 by 6 basis points and down 19 basis points from 2020. Net interest margin for the first six months of 2022 was higher than the same period of 2021 but lower than 2020. As the chart below illustrates, a slightly higher overall yield on interest earning assets aided by a lower overall cost of funds resulted in total net interest margin up 3 basis points since the first six months of 2021 and under the first six months of 2020 by 37 basis points.

	June 30, 2022	June 30, 2021	June 30, 2020
Interest/Dividend income/yield	3.63%	3.61%	4.44%
Interest Expense/cost	0.44%	0.48%	1.06%
Net Interest Spread	3.19%	3.13%	3.38%
Net Interest Margin	3.30%	3.27%	3.67%

Net Interest Income

Net interest income was up $10.6 million in the first six months of 2022 over the same time frame in 2021 due to the higher interest income offset by the increase in interest expense as previously mentioned. As the new loans added in 2021 and 2022 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars.  In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Results of Noninterest Results of Operations for six month periods ended June 30, 2022 and 2021

Provision Expense

Total provision for loan losses was $133 thousand lower for the first six months 2022 than for the first six months 2021 attributable primarily to the lessened uncertainties associated with COVID-19 and its effects on the ability of individuals, businesses and other entities to meet their financial obligations. Therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL).  The restaurant and hospitality sectors have been hit especially hard.  Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown.  Increases to the Bank’s ALLL for the first six months of 2022, centered around current customers and businesses that are particularly vulnerable and qualitative factors were adjusted accordingly.  Management continues to monitor asset quality, making adjustments to the provision as necessary.  Loan charge-offs were $840 thousand lower in the first six months of 2022 compared to the same period 2021.  Recoveries were $60 thousand higher in the first six months of 2022 as compared to first six months of 2021.  Combined net charge-offs were $900 thousand lower in the six months ended June 2022 as compared to the same time period 2021. Management continues to evaluate the potential financial implications resulting from COVID-19 and adjusts ALLL qualitative factors as necessary.

[ Remainder of this page intentionally left blank ]

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for six months ended June 30, 2021, 2020, and 2019.

	(In Thousands)
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Loans, net of deferred fees and costs	$2,034,818	$1,458,423	$1,344,723
Daily average of outstanding loans	$1,953,671	$1,374,302	$1,279,127
Nonaccrual loans	$5,247	$7,031	$8,473
Nonperforming loans*	$5,247	$7,031	$8,473

Allowance for Loan Losses - January 1,	$16,242	$13,672	$7,228
Loans Charged off:
Consumer Real Estate	-	-	35
Agriculture Real Estate	-	-	-
Agricultural	-	142	-
Commercial Real Estate	-	-	8
Commercial and Industrial	6	809	165
Consumer	205	100	193
	211	1,051	401
Loan Recoveries:
Consumer Real Estate	9	6	5
Agriculture Real Estate	-	-	-
Agricultural	-	6	-
Commercial Real Estate	5	5	5
Commercial and Industrial	74	10	9
Consumer	97	98	88
	185	125	107
Net Charge Offs:
Consumer Real Estate	(9)	(6)	30
Agriculture Real Estate	-	-	-
Agricultural	-	136	-
Commercial Real Estate	(5)	(5)	3
Commercial and Industrial	(68)	799	156
Consumer	108	2	105
	26	926	294
Provision for loan loss	2,208	2,341	2,999
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - June 30,	18,424	15,087	9,933
Allowance for Unfunded Loan Commitments & Letters of Credit - June 30,	1,167	1,145	605
Total Allowance for Credit Losses - June 30,	$19,591	$16,232	$10,538
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.07%	0.02%
Ratio of Nonaccrual Loans to Loans	0.26%	0.48%	0.63%
Ratio of the Allowance for Loan & Lease Losses to Loans	0.91%	1.03%	0.74%
Ratio of the Allowance for Loan & Lease Losses to Nonaccrual Loans	351.44%	214.58%	117.24%
Ratio of the Allowance for Loan & Lease Losses to Nonperforming Loans*	351.44%	214.58%	117.24%

*	Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

Noninterest Income

Noninterest income for the first six months of 2022 decreased over the first six months of 2021 by $1.4 million.  Gain on sale of loans showed a $1.1 million decrease over the first six months of 2021.  Combined service fees increased by $78 thousand with increased debit card income of $95 thousand and bank owned life insurance cash surrender value increases of $19 thousand.  Servicing rights income decreased by $501 thousand.  Service charge income increased by $1 thousand while overdraft and returned check income increased by $291 thousand.  The Company did sell some of its available-for-sale securities in the first six months of 2021 and recognized a gain of $293 thousand that was not repeated in 2022.

Noninterest Expense

Through the first six months of 2022, noninterest expenses were $1.3 million higher than in the first six months of 2021.  2021 included $1.2 million of third party acquisition related costs incurred with the Ossian and Perpetual transactions that were not repeated in 2022.  The six months of 2022 included an increase of $1.9 million in salaries and wages partially offset by a decrease of $309 thousand in employee benefits.

Data processing fees were $325 thousand higher than last year.  Part of that increase was due to a credit for product upgrades in the amount of $100 thousand that was received during the first six months of 2021 that was not repeated in 2022.  Consulting fees decreased $206 thousand due to acquisition activity in 2021 of $337 thousand that was not repeated in 2022.  FDIC assessment expense decreased by $128 thousand due to a decreased assessment rate that has offset an increased assessment base.

Ohio Financial Institution Tax increased $435 thousand in the first six months of 2022 due to overall growth.  General and administrative expenses increased $161 thousand over the first six months of 2021.  Legal fees decreased $293 thousand over 2021 while loan and collection expense increased $114 thousand .

Income Taxes

Income tax expense was $1.6 million higher for the first six months of 2022 compared to the first six months of 2021.  Effective tax rates were 19.64% and 19.39% for the first six months of 2022 and 2021 respectively.  The slightly higher effective tax rate for the first six months of 2022 equaled an increase in income tax expense of $51 thousand with the remainder driven from increased earnings.

Net Income

Overall, net income through the first six months of 2022 was up $6.5 million as compared to the first six months of 2021.  Increased interest income of $11.5 million partially offset by increased interest expense was the largest contributor to the increased net income for 2022.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.95%	15.92%	Rising	3.00%	97,845	13.26%
3.84%	12.63%	Rising	2.00%	95,229	10.23%
3.68%	7.95%	Rising	1.00%	91,862	6.34%
3.41%	0.00%	Flat	0.00%	86,388	0.00%
3.16%	-7.38%	Falling	-1.00%	81,537	-5.62%
2.95%	-13.33%	Falling	-2.00%	77,757	-9.99%
2.74%	-19.67%	Falling	-3.00%	73,684	-14.71%

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

The shock chart currently shows a widening in net interest margin over the next twelve months in a rising rate environment and a tightening in a falling rate environment.  With the rate decreases in the first quarter of 2020, the model predicts an expansion of net interest income at any level in a rising rate environment.  The rising rate scenarios are predicted to expand the net interest margin and produce higher levels of net interest income.  Cost of funds are at 0.44% for the quarter and 0.44% for the year so the lowest shock of 100 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock.  Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build.  The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change.  All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

Except as otherwise noted below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Global Economic and Geopolitical Instability and Inflationary Risks

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition.  The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets.  For example, global demand for products continues to exceed supply during the economic recovery from the COVID-19 pandemic, creating significant inflationary pressures which, in turn, may adversely impact regional and global economic conditions, as well as the Company’s financial condition and results of operations.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended June 30, 2022.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
4/1/2022 to 4/30/2022	—		—	—	600,000

5/1/2022 to 5/31/2022	978	(2)	39.59	—	600,000

6/1/2022 to 6/30/2022	410	(2)	36.14	—	600,000
Total	1,388		38.57	—	600,000

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

2.1	Agreement and Plan of Merger dated June 14, 2022 (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2022).
3.1	Amended Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 25, 2017).
3.2	Amended and Restated Code of Regulations of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 26, 2017).
4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K filed with the Commission on February 26, 2020).
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	July 26, 2022	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	July 26, 2022	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer