Form 10-Q
period 2022-09-30
FARMERS & MERCHANTS BANCORP INC
filed 2022-10-25
CIK 792966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares of each of the issuers’ classes of common stock, as of the latest practicable date:

Common Stock, No Par Value	13,606,651
Class	Outstanding as of October 21, 2022

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

FARMERS & MERCHANTS BANCORP, INC.

INDEX

Form 10-Q Items		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets - September 30, 2022 and December 31, 2021	3

	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2022 and September 30, 2021	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2022 and September 30, 2021	5

	Condensed Consolidated Statements of Changes to Stockholders’ Equity - Three and Nine Months Ended September 30, 2022 and September 30, 2021	6-7

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2022 and September 30, 2021	8-9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	50-69

Item 3.	Qualitative and Quantitative Disclosures About Market Risk	70

Item 4.	Controls and Procedures	71

PART II.	OTHER INFORMATION	71

Item 1.	Legal Proceedings	71

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	71

Item 5.	Other Information	72

Item 6.	Exhibits	72

Signatures		73

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART 1 - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands of dollars)
	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$69,680	$135,485
Federal funds sold	990	45,338
Total cash and cash equivalents	70,670	180,823
Interest-bearing time deposits	5,187	10,913
Securities - available-for-sale	395,485	429,931
Other securities, at cost	8,227	8,162
Loans held for sale	2,182	7,714
Loans, net	2,122,626	1,841,177
Premises and equipment	26,484	26,913
Goodwill	80,434	80,434
Mortgage servicing rights	3,583	3,157
Other real estate owned	-	159
Bank owned life insurance	28,051	27,558
Other assets	40,831	21,359
Total Assets	$2,783,760	$2,638,300

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest-bearing	$506,928	$473,689
Interest-bearing
NOW accounts	705,888	650,466
Savings	607,375	597,828
Time	462,845	471,479
Total deposits	2,283,036	2,193,462
Federal funds purchased and securities sold under agreements to repurchase	55,802	29,268
Federal Home Loan Bank (FHLB) advances	102,147	24,065
Other borrowings	10,000	40,000
Subordinated notes, net of unamortized issuance costs	34,557	34,471
Dividend payable	2,727	2,461
Accrued expenses and other liabilities	14,913	17,406
Total liabilities	2,503,182	2,341,133

Commitments and Contingencies

Stockholders' Equity
Common stock - No par value 20,000,000 shares authorized; issued and outstanding 14,063,999 shares 9/30/22 and 12/31/21	121,811	122,674
Treasury stock - 956,499 shares 9/30/22, 997,766 shares 12/31/21	(11,547)	(11,724)
Retained earnings	208,051	189,401
Accumulated other comprehensive loss	(37,737)	(3,184)
Total stockholders' equity	280,578	297,167
Total Liabilities and Stockholders' Equity	$2,783,760	$2,638,300

See Notes to Condensed Consolidated Unaudited Financial Statements.

Note: The December 31, 2021, Condensed Consolidated Balance Sheet has been derived from the audited Consolidated Balance Sheet as of that date.

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Income
Loans, including fees	$24,119	$18,766	$66,962	$50,637
Debt securities:
U.S. Treasury and government agencies	1,049	924	3,107	2,532
Municipalities	373	284	995	881
Dividends	93	44	192	125
Federal funds sold	-	10	19	21
Other	213	94	382	221
Total interest income	25,847	20,122	71,657	54,417
Interest Expense
Deposits	2,166	1,221	4,905	3,837
Federal funds purchased and securities sold under agreements to repurchase	416	165	734	494
Borrowed funds	398	87	951	424
Subordinated notes	284	199	837	199
Total interest expense	3,264	1,672	7,427	4,954
Net Interest Income - Before Provision for Loan Losses	22,583	18,450	64,230	49,463
Provision for Loan Losses	1,637	659	3,845	3,000
Net Interest Income After Provision for Loan Losses	20,946	17,791	60,385	46,463
Noninterest Income
Customer service fees	2,300	2,242	7,096	7,254
Other service charges and fees	1,105	1,010	3,111	2,722
Net gain on sale of loans	327	822	1,188	2,823
Net gain on sale of available-for-sale securities	-	-	-	293
Total noninterest income	3,732	4,074	11,395	13,092
Noninterest Expense
Salaries and wages	5,479	5,442	16,347	14,423
Employee benefits	1,392	1,621	4,992	5,530
Net occupancy expense	693	529	1,813	1,652
Furniture and equipment	1,047	903	3,111	2,542
Data processing	781	1,548	2,039	2,481
Franchise taxes	254	372	1,429	1,112
ATM expense	580	460	1,656	1,368
Advertising	578	439	1,115	1,005
Net (gain) loss on sale of other assets owned	-	219	(271)	421
FDIC assessment	271	296	655	808
Mortgage servicing rights amortization - net	(50)	285	35	1,314
Consulting fees	254	256	665	873
Other general and administrative	2,192	1,951	6,613	6,211
Total noninterest expense	13,471	14,321	40,199	39,740
Income Before Income Taxes	11,207	7,544	31,581	19,815
Income Taxes	2,253	1,624	6,254	4,003
Net Income	$8,954	$5,920	$25,327	$15,812
Basic Earnings Per Share	$0.68	$0.53	$1.94	$1.41
Diluted Earnings Per Share	$0.68	$0.53	$1.94	$1.41
Dividends Declared	$0.2100	$0.1800	$0.6025	$0.5200

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income	$8,954	$5,920	$25,327	$15,812
Other Comprehensive Income (Loss) (Net of Tax):
Net unrealized gain (loss) on available-for-sale securities	(8,197)	173	(43,738)	(5,778)
Reclassification adjustment for realized gain on sale of available-for-sale securities	-	-	-	(293)
Net unrealized gain (loss) on available-for-sale securities	(8,197)	173	(43,738)	(6,071)
Tax expense (benefit)	(1,721)	36	(9,185)	(1,275)
Other comprehensive income (loss)	(6,476)	137	(34,553)	(4,796)
Comprehensive Income (Loss)	$2,478	$6,057	$(9,226)	$11,016

See Notes to Condensed Consolidated Unaudited Financial Statements

[ Remainder of this page intentionally left blank ]

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE and NINE Months Ended September 30, 2022

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Loss	Equity
Balance - January 1, 2022	13,066,233	$122,674	$(11,724)	$189,401	$(3,184)	$297,167
Net income	-	-	-	8,102	-	8,102
Other comprehensive loss	-	-	-	-	(16,542)	(16,542)
Issuance of 500 shares of restricted stock (Net of forfeitures - 650)	(150)	(1)	(15)	16	-	-
Stock-based compensation expense	-	213	-	-	-	213
Cash dividends declared - $0.19 per share	-	-	-	(2,462)	-	(2,462)
Balance - March 31, 2022	13,066,083	122,886	(11,739)	195,057	(19,726)	286,478
Net income	-	-	-	8,271	-	8,271
Other comprehensive loss	-	-	-	-	(11,535)	(11,535)
Purchase of treasury stock	(1,388)	-	(54)	-	-	(54)
Forfeiture of 1,750 shares of restricted stock	(1,750)	40	(63)	23	-	-
Stock-based compensation expense	-	219	-	-	-	219
Director stock award	2,880	-	34	86	-	120
Cash dividends declared - $0.2025 per share	-	-	-	(2,626)	-	(2,626)
Balance - June 30, 2022	13,065,825	123,145	(11,822)	200,811	(31,261)	280,873
Net income	-	-	-	8,954	-	8,954
Other comprehensive loss	-	-	-	-	(6,476)	(6,476)
Purchase of treasury stock	(8,100)	-	(254)	-	-	(254)
Issuance of 53,375 shares of restricted stock (Net of forfeitures - 3,600)	49,775	(1,542)	529	1,013	-	-
Stock-based compensation expense	-	208	-	-	-	208
Cash dividends declared - $0.21 per share	-	-	-	(2,727)	-	(2,727)
Balance - September 30, 2022	13,107,500	$121,811	$(11,547)	$208,051	$(37,737)	$280,578

See Notes to Condensed Consolidated Unaudited Financial Statements

Farmers & Merchants Bancorp, Inc. and Subsidiaries

CONDENSED Consolidated StatementS of Changes TO Stockholders’ Equity

For the THREE and NINE months Ended September 30, 2021

(000’s Omitted, Except Per Share Data)

(Unaudited)

					Accumulated
	Shares of				Other	Total
	Common	Common	Treasury	Retained	Comprehensive	Stockholders'
	Stock	Stock	Stock	Earnings	Income (Loss)	Equity
Balance - January 1, 2021	11,197,544	$81,804	$(11,932)	$173,591	$5,697	$249,160
Net income	-	-	-	4,909	-	4,909
Other comprehensive loss	-	-	-	-	(5,554)	(5,554)
Purchase of treasury stock	(950)	-	(23)	-	-	(23)
Issuance of 750 shares of restricted stock (Net of forfeitures - 600)	150	1	(7)	6	-	-
Stock-based compensation expense	-	225	-	-	-	225
Cash dividends declared - $0.17 per share	-	-	-	(1,889)	-	(1,889)
Balance - March 31, 2021	11,196,744	82,030	(11,962)	176,617	143	246,828
Net income	-	-	-	4,983	-	4,983
Other comprehensive income	-	-	-	-	621	621
Purchase of treasury stock	(8,929)	-	(201)	-	-	(201)
Forfeiture of 1,975 shares of restricted stock	(1,975)	58	(47)	(11)	-	-
Stock-based compensation expense	-	171	-	-	-	171
Director stock award	3,212	-	38	33	-	71
Cash dividends declared - $0.17 per share	-	-	-	(1,888)	-	(1,888)
Balance - June 30, 2021	11,189,052	82,259	(12,172)	179,734	764	250,585
Net income	-	-	-	5,920	-	5,920
Other comprehensive income	-	-	-	-	137	137
Purchase of treasury stock	(4,732)	-	(107)	-	-	(107)
Issuance of 48,000 shares of restricted stock	48,000	(1,090)	561	529	-	-
Stock-based compensation expense	-	213	-	-	-	213
Cash dividends declared - $0.18 per share	-	-	-	(2,002)	-	(2,002)
Balance - September 30, 2021	11,232,320	$81,382	$(11,718)	$184,181	$901	$254,746

See Notes to Condensed Consolidated Unaudited Financial Statements

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net income	$25,327	$15,812
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,148	2,073
Amortization of premiums on available-for-sale securities, net	1,632	1,598
Servicing rights amortization and impairment	35	1,314
Amortization of core deposit intangible	597	478
Amortization of customer list intangible	92	92
Net amortization (accretion) of fair value adjustments	(3,392)	(170)
Amortization of subordinated note issuance costs	86	20
Stock-based compensation expense	640	609
Director stock award	120	71
Provision for loan loss	3,845	3,000
Gain on sale of loans held for sale	(1,188)	(2,823)
Originations of loans held for sale	(61,285)	(86,720)
Proceeds from sale of loans held for sale	68,005	93,548
(Gain) Loss on sale of other assets owned	(271)	421
Gain on sales of securities available-for-sale	-	(293)
Increase in cash surrender value of bank owned life insurance	(493)	(475)
Change in other assets and other liabilities, net	(13,929)	(1,278)
Net cash provided by operating activities	21,969	27,277
Cash Flows from Investing Activities
Activity in available-for-sale securities:
Maturities, prepayments and calls	25,061	41,305
Sales	-	9,291
Purchases	(35,986)	(146,634)
Activity in other securities, at cost:
Purchases	(65)	(207)
Proceeds from redemption of FHLB stock	-	1,522
Change in interest-bearing time deposits	5,726	10,257
Proceeds from sale of other assets owned	430	196
Additions to premises and equipment	(1,706)	(1,418)
Loan originations and principal collections, net	(283,836)	(141,116)
Acquisition of Ossian Financial Services, Inc., net of cash received	-	228
Net cash used in investing activities	(290,376)	(226,576)
Cash Flows from Financing Activities
Net change in deposits	91,432	154,042
Net change in federal funds purchased and securities sold under agreements to repurchase	26,534	(638)
Proceeds from FHLB advances	100,000	-
Repayment of FHLB advances	(21,855)	(157)
Repayment of other borrowings	(30,000)	-
Purchase of treasury stock	(308)	(331)
Proceeds from issuance of subordinated notes	-	34,421
Cash dividends paid on common stock	(7,549)	(5,666)
Net cash provided by financing activities	158,254	181,671
Net Decrease in Cash and Cash Equivalents	(110,153)	(17,628)
Cash and Cash Equivalents - Beginning of year	180,823	175,706
Cash and Cash Equivalents - End of period	$70,670	$158,078

(continued)

FARMERS & MERCHANTS BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	(in thousands of dollars)
	Nine Months Ended
	September 30, 2022	September 30, 2021
Supplemental Information
Supplemental cash flow information:
Interest paid	$7,765	$4,559
Income taxes paid	5,700	5,100
Supplemental noncash disclosures:
Transfer of loans to other real estate owned	-	209
Cash dividends declared not paid	2,627	2,002
The Company purchased the assets of Ossian Financial Services, Inc. for $20,001 on April 30, 2021.
Fair value of assets acquired	$-	$137,058
Cash paid for the capital stock	-	20,001
Liabilities assumed	$-	$117,057

See Notes to Condensed Consolidated Unaudited Financial Statements.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND OTHER

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10Q and Rule 10-01 of Regulation S-X; accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that are expected for the year ended December 31, 2022. The condensed consolidated balance sheet of the Company as of December 31, 2021, has been derived from the audited consolidated balance sheet of the Company as of that date. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The carrying amount of those loans is included in loans, net on the balance sheet at September 30, 2022. The amounts of loans at October 1, 2021, December 31, 2021 and September 30, 2022 are as follows:

(In Thousands)
Balance - October 1, 2021
Consumer Real Estate	$608
Agricultural Real Estate	118
Commercial Real Estate	234
Commercial & Industrial	5
Carrying amount, net of fair value adjustment of $237	$728

Balance - December 31, 2021
Consumer Real Estate	$581
Agricultural Real Estate	114
Commercial Real Estate	5
Commercial & Industrial	-
Carrying amount, net of fair value adjustment of $190	$510

Balance - September 30, 2022
Consumer Real Estate	$336
Agricultural Real Estate	108
Commercial Real Estate	-
Commercial & Industrial	-
Carrying amount, net of fair value adjustment of $141	$303

Loans acquired during 2021 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(In Thousands)
Contractually required payments receivable at acquisition
Consumer Real Estate	$962
Agricultural Real Estate	146
Commercial Real Estate	293
Commercial & Industrial	6
Total required payments receivable	$1,407

Cash flows expected to be collected at acquisition	$728

Basis in acquired loans at acquisition	$965

During the third quarter 2022, the associated discount of $1 thousand for one consumer real estate purchased credit impaired loan was included in the loan interest income in the Company's consolidated statement of income. Two consumer real estate purchased credit impaired loans with an associated discount of $36 thousand were paid off during the second quarter 2022 in addition to one consumer real estate purchased credit impaired loan with an associated discount of $12 thousand was paid off during the first quarter 2022 and has been included in the loan interest income in the Company’s consolidated statement of income for the nine months ended September 30, 2022. During the fourth quarter 2021, two commercial real estate and one consumer purchased credit impaired loans were paid off in full. The associated discount originally recognized at acquisition of $47 thousand was included in the loan interest income in the Company’s consolidated statement of income for the year ended December 31, 2021. The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $141 thousand at September 30, 2022, $190 thousand at December 31, 2021 and $237 thousand at October 1, 2021.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$4,710	$-	$5,262	$-
Additions	28	-	125	-
Accretion	(330)	-	(979)	-
Reclassification from nonaccretable difference	-	-	-	-
Disposals	(2)	-	(2)	-
Ending Balance	$4,406	$-	$4,406	$-

On April 30, 2021, the Company acquired Ossian Financial Services, Inc., (OFSI), the bank holding company for Ossian State Bank, a community bank based in Ossian, Indiana. Ossian State Bank operated two full-service offices in the northeast Indiana communities of Ossian and Bluffton. Shareholders of OFSI received $67.71 in cash for each share. OFSI had 295,388 shares outstanding on April 30, 2021. Total consideration for the acquisition was approximately $20.0 million in cash. As a result of the acquisition, the Company has increased its deposit base and is working to reduce transaction costs. The Company has reduced costs through economies of scale.

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

The carrying amount of those loans is included in loans, net on the balance sheet at September 30, 2022. The amounts of loans at April 30, 2021, December 31, 2021 and September 30, 2022 are as follows:

(In Thousands)
Balance - April 30, 2021
Consumer Real Estate	$24
Agricultural Real Estate	981
Commercial Real Estate	315
Commercial & Industrial	314
Carrying amount, net of fair value adjustment of $325	$1,309

Balance - December 31, 2021
Consumer Real Estate	$22
Agricultural Real Estate	-
Commercial Real Estate	222
Commercial & Industrial	285
Carrying amount, net of fair value adjustment of $321	$208

Balance - September 30, 2022
Consumer Real Estate	$20
Agricultural Real Estate	-
Commercial Real Estate	-
Commercial & Industrial	-
Carrying amount, net of fair value adjustment of $10	$10

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

During the third quarter 2022, the associated discount of $311 thousand for six purchased credit impaired loans between two relationships was included in the loan interest income in the Company's consolidated statement of income for the three and nine months ended September 30, 2022. The balance of the fair value adjustment for loans acquired and accounted for under this guidance (ASC 310-30) was $10 thousand at September 30, 2022, $321 thousand at December 31, 2021 and $325 thousand at April 30, 2021.

Changes in accretable yield, or income expected to be collected, are as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$557	$733	$645	$-
Additions	1	-	1	762
Accretion	(44)	(44)	(132)	(73)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	-
Ending Balance	$514	$689	$514	$689

The results of operations of Ossian State Bank and Perpetual Federal Savings Bank have been included in the Company’s consolidated financial statements since the acquisition dates of April 30, 2021 and October 1, 2021, respectively. The following schedule includes pro-forma results for the three and nine months ended September 30, 2022 and 2021 as if the Ossian State Bank and Perpetual Federal Savings Bank acquisitions had occurred as of the beginning of the comparable prior reporting period.

	(in thousands of dollars, except per share data)		(in thousands of dollars, except per share data)
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Summary of Operations
Net Interest Income - Before Provision for Loan Losses	$22,583	$22,124	$64,230	$61,019
Provision for Loan Losses	1,637	659	3,845	3,001
Net Interest Income After Provision for Loan Losses	20,946	21,465	60,385	58,018
Noninterest Income	3,732	4,664	11,394	14,031
Noninterest Expense	12,941	14,167	39,668	41,436
Income Before Income Taxes	11,737	11,962	32,111	30,613
Income Taxes	2,320	2,433	6,321	6,101
Net Income	$9,417	$9,529	$25,790	$24,512
Basic and Diluted Earnings Per Share	$0.72	$0.73	$1.97	$1.88

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The pro-forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transactions, interest expense on deposits acquired, premises expense for the branches acquired and the related income tax effects. The pro-forma information for the quarter and nine months ended September 30, 2022 includes approximately $2.9 million and $7.5 million, respectively, net of tax, of operating revenue from Ossian State Bank and Perpetual Federal Savings Bank since January 1, 2022.

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

Changes in accretable yield, or income expected to be collected, for the three and nine months ended are as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(In Thousands)	(In Thousands)	(In Thousands)	(In Thousands)
Beginning Balance	$994	$1,439	$1,198	$1,653
Additions	2	3	10	8
Accretion	(107)	(108)	(319)	(323)
Reclassification from nonaccretable difference	-	-	-	-
Disposals	-	-	-	(4)
Ending Balance	$889	$1,334	$889	$1,334

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortization expense of the core deposit intangible for the nine months ended September 30, 2021 was $478 thousand. Of the $795 thousand to be expensed in 2022, $597 thousand has been expensed for the nine months ended September 30, 2022. Annual amortization of core deposit intangible assets is as follows:

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

The amortization expense of the customer list intangible for the nine months ended September 30, 2021 was $92 thousand. Of the $123 thousand to be expensed in 2022, $92 thousand has been expensed for the nine months ended September 30, 2022. Annual amortization expense of customer list intangible is as follows:

(In Thousands)
Adams County Financial Resources
2022	$123
2023	123
2024	123
2025	123
2026	123
Thereafter	47
$662

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 SECURITIES

Mortgage-backed securities, as shown in the following tables, are all government sponsored enterprises. The amortized cost and fair value of securities, with gross unrealized gains and losses at September 30, 2022 and December 31, 2021, are as follows:

	(In Thousands)
	September 30, 2022
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$105,219	$-	$(10,057)	$95,162
U.S. Government agencies	154,905	-	(16,885)	138,020
Mortgage-backed securities	104,242	-	(13,978)	90,264
State and local governments	78,888	46	(6,895)	72,039
Total available-for-sale securities	$443,254	$46	$(47,815)	$395,485

	(In Thousands)
	December 31, 2021
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Treasury	$90,775	$-	$(1,598)	$89,177
U.S. Government agencies	159,673	695	(3,482)	156,886
Mortgage-backed securities	118,550	839	(1,462)	117,927
State and local governments	64,964	1,498	(521)	65,941
Total available-for-sale securities	$433,962	$3,032	$(7,063)	$429,931

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	(In Thousands)
	September 30, 2022
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(1,522)	$29,827	$(8,535)	$65,335	$(10,057)	$95,162
U.S. Government agencies	(1,066)	22,597	(15,819)	115,423	(16,885)	138,020
Mortgage-backed securities	(3,176)	33,338	(10,802)	56,926	(13,978)	90,264
State and local governments	(3,840)	51,876	(3,055)	18,257	(6,895)	70,133
Total available-for-sale securities	$(9,604)	$137,638	$(38,211)	$255,941	$(47,815)	$393,579

	(In Thousands)
	December 31, 2021
	Less Than Twelve Months		Twelve Months & Over		Total
	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
U.S. Treasury	$(1,598)	$89,177	$-	$-	$(1,598)	$89,177
U.S. Government agencies	(1,898)	86,739	(1,584)	41,738	(3,482)	128,477
Mortgage-backed securities	(1,050)	63,157	(412)	16,434	(1,462)	79,591
State and local governments	(296)	17,727	(225)	5,487	(521)	23,214
Total available-for-sale securities	$(4,842)	$256,800	$(2,221)	$63,659	$(7,063)	$320,459

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Below are the gross realized gains and losses for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2022	2021	2022	2021
Gross realized gains	$-	$-	$-	$293
Gross realized losses	-	-	-	-
Net realized gains	$-	$-	$-	$293
Tax expense related to net realized gains	$-	$-	$-	$62

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The amortized cost and fair value of debt securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(In Thousands)
	Amortized
	Cost	Fair Value
One year or less	$17,262	$16,909
After one year through five years	184,900	168,802
After five years through ten years	131,050	113,882
After ten years	5,800	5,628
Total	$339,012	$305,221
Mortgage-backed securities	104,242	90,264
Total	$443,254	$395,485

Investments with a carrying value of $133.0 million and $115.0 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits and securities sold under repurchase agreements.

Other securities include Federal Home Loan Bank of Cincinnati and Indianapolis stock in the amount of $6.8 million as of September 30, 2022 and $7.3 million as of December 31, 2021 . Other securities also includes Ohio Equity Fund for Housing Limited Partnership funding of $1.5 million as of September 30, 2022 out of a total of $4.0 million committed and $820 thousand as of December 31, 2021 out of a total $3.0 million committed.

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 4 LOANS

Loan balances as of September 30, 2022 and December 31, 2021 are summarized below:

	(In Thousands)
Loans:	September 30, 2022	December 31, 2021
Consumer Real Estate	$416,001	$395,873
Agricultural Real Estate	205,089	198,343
Agricultural	128,615	118,368
Commercial Real Estate	1,063,661	848,477
Commercial and Industrial	229,388	208,270
Consumer	70,602	57,737
Other	30,662	32,089
	2,144,018	1,859,157
Less: Net deferred loan fees and costs	(1,402)	(1,738)
	2,142,616	1,857,419
Less: Allowance for loan losses	(19,990)	(16,242)
Loans - Net	$2,122,626	$1,841,177

Other loans primarily fund public improvements in the Bank’s service area.

The distribution of fixed rate loans and variable rate loans by major loan category is as follows as of September 30, 2022:

	(In Thousands)
	Fixed	Variable
Consumer Real Estate	$293,912	$122,089
Agricultural Real Estate	130,078	75,011
Agricultural	50,658	77,957
Commercial Real Estate	871,664	191,997
Commercial and Industrial	113,171	116,217
Consumer	67,154	3,448
Other	20,862	9,800

As of September 30, 2022 and December 31, 2021 one to four family residential mortgage loans amounting to $182.7 million and $193.2 million, respectively, have been pledged as security for future loans and existing loans the Bank has received from the Federal Home Loan Bank.

Unless listed separately, Other loans are included in the Commercial and Industrial category for the remainder of the tables in this Note 4.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the contractual aging of the recorded investment (in thousands) in past due loans by portfolio classification of loans as of September 30, 2022 and December 31, 2021, net of deferred loan fees and costs:

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$1,056	$167	$216	$1,439	$414,605	$416,044	$-
Agricultural Real Estate	189	216	1,550	1,955	202,832	204,787	-
Agricultural	435	88	831	1,354	127,464	128,818	-
Commercial Real Estate	1	-	180	181	1,061,723	1,061,904	-
Commercial and Industrial	203	52	23	278	259,722	260,000	-
Consumer	14	45	47	106	70,957	71,063	-
Total	$1,898	$568	$2,847	$5,313	$2,137,303	$2,142,616	$-

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Consumer Real Estate	$228	$-	$246	$474	$395,331	$395,805	$-
Agricultural Real Estate	436	-	-	436	197,597	198,033	-
Agricultural	-	-	-	-	118,504	118,504	-
Commercial Real Estate	-	-	180	180	846,930	847,110	-
Commercial and Industrial	21	131	149	301	239,837	240,138	-
Consumer	64	-	-	64	57,765	57,829	-
Total	$749	$131	$575	$1,455	$1,855,964	$1,857,419	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2022 and December 31, 2021:

	(In Thousands)
	September 30, 2022	December 31, 2021

Consumer Real Estate	$636	$824
Agricultural Real Estate	2,214	6,477
Agricultural	1,334	20
Commercial Real Estate	1,178	600
Commercial & Industrial	57	149
Consumer	51	6
Total	$5,470	$8,076

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

Commercial and Industrial: Loans to proprietorships, partnerships, limited liability companies or corporations to provide temporary working capital and seasonal loans as well as long term loans for capital asset acquisition. Risks include adequacy of cash flow, reasonableness of projections, financial leverage, economic trends, management ability and estimated capital expenditures during the fiscal year. The Bank does employ stress testing on higher balance loans to mitigate risk by ensuring the customer's ability to repay in a changing rate environment before granting loan approval. Included in commercial loans for September 2022 and December 2021 were Paycheck Protection Program (PPP) loans, administered by the Small Business Administration (SBA), in the amounts of $7 thousand and $2.9 million, respectively. The PPP provided loans to eligible businesses through financial institutions like the Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans to the Bank if the borrower’s loan is not forgiven and is then not repaid by the customer. Therefore, there is no allowance for loan losses related to these loans.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table represents the risk category of loans by portfolio class, net of deferred fees and costs, based on the most recent analysis performed as of September 30, 2022 and December 31, 2021:

	(In Thousands)
	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
September 30, 2022
1-2	$9,608	$5,358	$14,227	$1,195	$-
3	50,781	33,381	303,291	66,129	11,110
4	127,806	88,476	705,358	155,223	19,552
5	5,024	240	15,322	3,214	-
6	11,568	1,363	23,706	3,577	-
7	-	-	-	-	-
8	-	-	-	-	-
Total	$204,787	$128,818	$1,061,904	$229,338	$30,662

	Agricultural		Commercial	Commercial
	Real Estate	Agricultural	Real Estate	and Industrial	Other
December 31, 2021
1-2	$8,720	$4,178	$10,894	$4,604	$-
3	42,180	38,623	238,132	46,547	11,408
4	129,301	75,164	568,038	152,736	20,681
5	4,599	227	14,509	986	-
6	13,233	312	15,537	3,176	-
7	-	-	-	-	-
8	-	-	-	-	-
Total	$198,033	$118,504	$847,110	$208,049	$32,089

For consumer residential real estate, and other, the Company also evaluates credit quality based on the aging status of the loan, as was previously stated, and by payment activity. The following tables present the recorded investment in those classes based on payment activity and assigned risk grading as of September 30, 2022 and December 31, 2021.

	(In Thousands)
	Consumer	Consumer
	Real Estate	Real Estate
	September 30, 2022	December 31, 2021
Grade
Pass	$414,490	$392,940
Special Mention (5)	555	1,673
Substandard (6)	999	1,192
Doubtful (7)	-	-
Total	$416,044	$395,805

	(In Thousands)
	Consumer - Credit		Consumer - Other
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Performing	$1	$3,906	$71,003	$53,820
Nonperforming	-	13	59	90
Total	$1	$3,919	$71,062	$53,910

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

Information about impaired loans as of September 30, 2022, December 31, 2021 and September 30, 2021 are as follows:

		(In Thousands)
	September 30, 2022	December 31, 2021	September 30, 2021

Impaired loans without a valuation allowance	$5,835	$1,228	$2,461
Impaired loans with a valuation allowance	4,918	10,711	9,388
Total impaired loans	$10,753	$11,939	$11,849
Valuation allowance related to impaired loans	$2,436	$2,184	$2,400
Total non-accrual loans	$5,470	$8,076	$6,248
Total loans past-due ninety days or more and still accruing	$-	$-	$-
Quarter ended average investment in impaired loans	$10,662	$11,676	$11,639
Year to date average investment in impaired loans	$11,059	$12,247	$12,360

There were no additional funds available to be advanced in connection with impaired loans as of September 30, 2022.

The Bank had approximately $4.0 million of its impaired loans classified as troubled debt restructured (TDR) as of September 30, 2022, $7.6 million as of December 31, 2021 and $6.0 million as of September 30, 2021.

Modification programs focus on payment pattern changes and/or modified maturity dates with most receiving a combination of the two concessions. The modifications did not result in the contractual forgiveness of principal. During the third quarter of 2022, three new loans were considered TDR as a result of the continuance of interest only payment modifications. These three loans stem from a single relationship with a borrower. This relationship has a Small Business Administration (SBA) guaranty and consequently the request for the continuance of the interest only period was also approved by the SBA as were previous requests. During the third quarter of 2021, one new loan was considered TDR as a result of being in a deficiency balance upon the sale of property. The loan is set for a 3 year term and 10 year amortization. The ALLL included $1.0 million for the specific allocation on the principal balance of this loan. Year to date 2021, there were two new loans considered TDR with two previously reported TDR loans paid off in June 2021.

Three Months		Pre-	Post-	Nine Months		Pre-	Post-
September 30, 2022	Number of	Modification	Modification	September 30, 2022	Number of	Modification	Modification
(in thousands)	Contracts	Outstanding	Outstanding	(in thousands)	Contracts	Outstanding	Outstanding
Troubled Debt	Modified in the	Recorded	Recorded	Troubled Debt	Modified in the	Recorded	Recorded
Restructurings	Last Three Months	Investment	Investment	Restructurings	Last Nine Months	Investment	Investment
Commercial Real Estate	1	$74	$74	Commercial Real Estate	1	$74	$74
Commercial and Industrial	2	1,232	1,232	Commercial and Industrial	2	1,232	1,232

Three Months		Pre-	Post-	Nine Months		Pre-	Post-
September 30, 2021	Number of	Modification	Modification	September 30, 2021	Number of	Modification	Modification
(in thousands)	Contracts	Outstanding	Outstanding	(in thousands)	Contracts	Outstanding	Outstanding
Troubled Debt	Modified in the	Recorded	Recorded	Troubled Debt	Modified in the	Recorded	Recorded
Restructurings	Last Three Months	Investment	Investment	Restructurings	Last Nine Months	Investment	Investment
Commercial Real Estate	-	$-	$-	Commercial Real Estate	1	$382	$382
Commercial and Industrial	1	1,000	1,000	Commercial and Industrial	1	1,000	1,000

For the three months ended September 30, 2022 and 2021, there were no TDRs that subsequently defaulted after modification.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

For the nine month period ended September 30, 2022, there were two impaired agriculture real estate loans of $4.5 million that were classified as TDR and paid off. For the nine month period ended September 30, 2021, there was one impaired commercial real estate loan of $86 thousand and one impaired commercial loan of $480 thousand that were classified as TDR paid off as well as three impaired commercial loans of $809 thousand that were classified as TDR charged off.

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
The following tables present loans individually evaluated for impairment by class of loans for the three and nine months ended September 30, 2022 and September 30, 2021 and for the year ended December 31, 2021.

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended September 30, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$624	$624	$-	$352	$1	$5
Agricultural Real Estate	2,588	2,693	-	2,467	6	1
Agricultural	1,334	1,334	-	1,309	-	-
Commercial Real Estate	1,251	1,251	-	1,505	9	14
Commercial and Industrial	21	21	-	63	-	-
Consumer	17	17	-	17	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	2,936	2,936	500	2,960	39	-
Commercial and Industrial	1,982	1,982	1,936	1,989	72	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$624	$624	$-	$352	$1	$5
Agricultural Real Estate	$2,588	$2,693	$-	$2,467	$6	$1
Agricultural	$1,334	$1,334	$-	$1,309	$-	$-
Commercial Real Estate	$4,187	$4,187	$500	$4,465	$48	$14
Commercial and Industrial	$2,003	$2,003	$1,936	$2,052	$72	$-
Consumer	$17	$17	$-	$17	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
						Interest
Year Ended December 31, 2021		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$604	$604	$-	$456	$5	$15
Agricultural Real Estate	423	423	-	1,000	33	-
Agricultural	-	-	-	143	18	3
Commercial Real Estate	180	180	-	1,445	70	9
Commercial and Industrial	21	21	-	920	24	158
Consumer	-	-	-	17	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	59	-	-
Agricultural Real Estate	6,302	6,406	691	5,414	54	-
Agricultural	20	20	1	94	-	-
Commercial Real Estate	3,381	3,381	664	2,199	70	3
Commercial and Industrial	982	982	825	498	17	-
Consumer	26	26	3	2	1	-
Totals:
Consumer Real Estate	$604	$604	$-	$515	$5	$15
Agricultural Real Estate	$6,725	$6,829	$691	$6,414	$87	$-
Agricultural	$20	$20	$1	$237	$18	$3
Commercial Real Estate	$3,561	$3,561	$664	$3,644	$140	$12
Commercial and Industrial	$1,003	$1,003	$825	$1,418	$41	$158
Consumer	$26	$26	$3	$19	$1	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
						QTD
				QTD	QTD	Interest
Three Months Ended September 30, 2021		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$714	$714	$-	$453	$1	$3
Agricultural Real Estate	1,207	1,207	-	1,047	19	-
Agricultural	130	130	-	130	4	-
Commercial Real Estate	180	180	-	2,519	4	1
Commercial and Industrial	215	215	-	525	-	1
Consumer	15	15	-	16	-	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	4,844	4,844	636	5,104	4	-
Agricultural	117	117	54	117	-	-
Commercial Real Estate	3,427	3,427	710	1,395	31	-
Commercial and Industrial	1,000	1,000	1,000	333	2	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$714	$714	$-	$453	$1	$3
Agricultural Real Estate	$6,051	$6,051	$636	$6,151	$23	$-
Agricultural	$247	$247	$54	$247	$4	$-
Commercial Real Estate	$3,607	$3,607	$710	$3,914	$35	$1
Commercial and Industrial	$1,215	$1,215	$1,000	$858	$2	$1
Consumer	$15	$15	$-	$16	$-	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Nine Months Ended September 30, 2022		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$624	$624	$-	$372	$3	$10
Agricultural Real Estate	2,588	2,693	-	1,953	19	6
Agricultural	1,334	1,334	-	591	-	2
Commercial Real Estate	1,251	1,251	-	1,162	20	33
Commercial and Industrial	21	21	-	175	2	10
Consumer	17	17	-	18	1	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	-	-	-	1,850	-	-
Agricultural	-	-	-	-	-	-
Commercial Real Estate	2,936	2,936	500	3,270	113	-
Commercial and Industrial	1,982	1,982	1,936	1,665	138	-
Consumer	-	-	-	3	-	-
Totals:
Consumer Real Estate	$624	$624	$-	$372	$3	$10
Agricultural Real Estate	$2,588	$2,693	$-	$3,803	$19	$6
Agricultural	$1,334	$1,334	$-	$591	$-	$2
Commercial Real Estate	$4,187	$4,187	$500	$4,432	$133	$33
Commercial and Industrial	$2,003	$2,003	$1,936	$1,840	$140	$10
Consumer	$17	$17	$-	$21	$1	$-

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
						YTD
				YTD	YTD	Interest
Nine Months Ended September 30, 2021		Unpaid		Average	Interest	Income
	Recorded	Principal	Related	Recorded	Income	Recognized
	Investment	Balance	Allowance	Investment	Recognized	Cash Basis
With no related allowance recorded:
Consumer Real Estate	$714	$714	$-	$485	$4	$10
Agricultural Real Estate	1,207	1,207	-	1,191	53	-
Agricultural	130	130	-	161	8	-
Commercial Real Estate	180	180	-	1,768	38	7
Commercial and Industrial	215	215	-	1,206	24	4
Consumer	15	15	-	19	1	-
With a specific allowance recorded:
Consumer Real Estate	-	-	-	-	-	-
Agricultural Real Estate	4,844	4,844	636	5,273	15	-
Agricultural	117	117	54	123	4	-
Commercial Real Estate	3,427	3,427	710	1,800	58	3
Commercial and Industrial	1,000	1,000	1,000	334	2	-
Consumer	-	-	-	-	-	-
Totals:
Consumer Real Estate	$714	$714	$-	$485	$4	$10
Agricultural Real Estate	$6,051	$6,051	$636	$6,464	$68	$-
Agricultural	$247	$247	$54	$284	$12	$-
Commercial Real Estate	$3,607	$3,607	$710	$3,568	$96	$10
Commercial and Industrial	$1,215	$1,215	$1,000	$1,540	$26	$4
Consumer	$15	$15	$-	$19	$1	$-

As of September 30, 2022, the Company had no foreclosed residential real estate property obtained by physical possession and $211 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process according to local jurisdictions. This compares to the Company having $159 thousand of foreclosed residential real estate property obtained by physical possession and $255 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceeding were in process according to local jurisdictions as of December 31, 2021. As of September 30, 2021, the Company had $167 thousand of foreclosed residential real estate property obtained by physical possession and $129 thousand of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process according to local jurisdictions.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. An increase in the ALLL is funded through recoveries and provision expense. The following tables summarize the activities in the allowance for credit losses.

	(In Thousands)
	Nine Months Ended	Twelve Months Ended
	September 30, 2022	December 31, 2021
Allowance for Loan & Lease Losses
Balance at beginning of year	$16,242	$13,672
Provision for loan loss	3,845	3,444
Loans charged off	(334)	(1,332)
Recoveries	237	458
Allowance for Loan & Lease Losses	$19,990	$16,242
Allowance for Unfunded Loan Commitments & Letters of Credit	$1,118	$1,041
Total Allowance for Credit Losses	$21,108	$17,283

The Company segregates its ALLL into two reserves: The ALLL and the Allowance for Unfunded Loan Commitments and Letters of Credit (AULC). When combined, these reserves constitute the total Allowance for Credit Losses (ACL).

The ALLL does not include an accretable yield of $5.8 and $7.1 million as of September 30, 2022 and December 31, 2021, respectively, nor a nonaccretable yield of $151 and $510 thousand as of September 30, 2022 and December 31, 2021, respectively, related to the acquisitions of Bank of Geneva in 2019 and Ossian State Bank and Perpetual Federal Savings Bank in 2021 as previously discussed in Note 2.

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

Additional analysis, presented in thousands, related to the allowance for credit losses for the three and nine months ended September 30, 2022 and September 30, 2021 in addition to the ending balances as of December 31, 2021 is as follows:

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2022
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$939	$346	$754	$10,427	$5,365	$567	$1,167	$26	$19,591
Charge Offs	-	-	-	-	-	(123)	-	-	(123)
Recoveries	6	-	1	2	8	35	-	-	52
Provision (Credit)	(19)	10	1	1,122	297	246	-	(20)	1,637
Other Non-interest expense related to unfunded	-	-	-	-	-	-	(49)	-	(49)
Ending Balance	$926	$356	$756	$11,551	$5,670	$725	$1,118	$6	$21,108
Ending balance: individually evaluated for impairment	$-	$-	$-	$500	$1,936	$-	$-	$-	$2,436
Ending balance: collectively evaluated for impairment	$926	$356	$756	$11,051	$3,734	$725	$1,118	$6	$18,672
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$416,044	$204,787	$128,818	$1,061,904	$260,000	$71,063	$-	$-	$2,142,616
Ending balance: individually evaluated for impairment	$624	$2,588	$1,334	$4,187	$2,003	$17	$-	$-	$10,753
Ending balance: collectively evaluated for impairment	$414,951	$202,003	$127,484	$1,057,699	$257,948	$71,046	$-	$-	$2,131,131
Ending balance: loans acquired with deteriorated credit quality	$469	$196	$-	$18	$49	$-	$-	$-	$732

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

December 31, 2021	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
ALLOWANCE FOR CREDIT LOSSES:
Ending Balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Ending balance: individually evaluated for impairment	$-	$691	$1	$664	$825	$3	$-	$-	$2,184
Ending balance: collectively evaluated for impairment	$857	$349	$708	$8,466	$3,022	$622	$1,041	$34	$15,099
Ending balance: loans acquired with deteriorated credit quality	$37	$-	$-	$-	$-	$-	$-	$-	$37
FINANCING RECEIVABLES:
Ending balance	$395,805	$198,033	$118,504	$847,110	$240,138	$57,829	$-	$-	$1,857,419
Ending balance: individually evaluated for impairment	$604	$6,725	$20	$3,561	$1,003	$26	$-	$-	$11,939
Ending balance: collectively evaluated for impairment	$394,489	$191,107	$118,484	$843,299	$238,849	$57,803	$-	$-	$1,844,031
Ending balance: loans acquired with deteriorated credit quality	$712	$201	$-	$250	$286	$-	$-	$-	$1,449

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Three Months Ended September 30, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$649	$1,217	$720	$8,831	$2,837	$613	$1,145	$220	$16,232
Charge Offs	(2)	-	(1)	-	(5)	(95)	-	-	(103)
Recoveries	3	-	1	3	9	39	-	-	55
Provision (Credit)	146	(291)	(33)	(469)	973	49	-	284	659
Other Non-interest expense related to unfunded	-	-	-	-	-	-	(106)	-	(106)
Ending Balance	$796	$926	$687	$8,365	$3,814	$606	$1,039	$504	$16,737
Ending balance: individually evaluated for impairment	$-	$636	$54	$710	$1,000	$-	$-	$-	$2,400
Ending balance: collectively evaluated for impairment	$796	$290	$633	$7,655	$2,814	$606	$1,039	$504	$14,337
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$202,370	$179,051	$105,722	$727,418	$225,382	$55,619	$-	$-	$1,495,562
Ending balance: individually evaluated for impairment	$714	$6,051	$247	$3,607	$1,215	$15	$-	$-	$11,849
Ending balance: collectively evaluated for impairment	$201,595	$173,000	$105,475	$723,577	$223,803	$55,604	$-	$-	$1,483,054
Ending balance: loans acquired with deteriorated credit quality	$61	$-	$-	$234	$364	$-	$-	$-	$659

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2022
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$857	$1,040	$709	$9,130	$3,847	$625	$1,041	$34	$17,283
Charge Offs	-	-	-	-	(6)	(328)	-	-	(334)
Recoveries	15	-	1	7	82	132	-	-	237
Provision (Credit)	54	(684)	46	2,414	1,747	296	-	(28)	3,845
Other Non-interest expense related to unfunded	-	-	-	-	-	-	77	-	77
Ending Balance	$926	$356	$756	$11,551	$5,670	$725	$1,118	$6	$21,108
Ending balance: individually evaluated for impairment	$-	$-	$-	$500	$1,936	$-	$-	$-	$2,436
Ending balance: collectively evaluated for impairment	$926	$356	$756	$11,051	$3,734	$725	$1,118	$6	$18,672
Ending balance: loans acquired with deteriorated credit quality									$-
FINANCING RECEIVABLES:
Ending balance	$416,044	$204,787	$128,818	$1,061,904	$260,000	$71,063	$-	$-	$2,142,616
Ending balance: individually evaluated for impairment	$624	$2,588	$1,334	$4,187	$2,003	$17	$-	$-	$10,753
Ending balance: collectively evaluated for impairment	$414,951	$202,003	$127,484	$1,057,699	$257,948	$71,046	$-	$-	$2,131,131
Ending balance: loans acquired with deteriorated credit quality	$469	$196	$-	$18	$49	$-	$-	$-	$732

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	Consumer Real Estate	Agricultural Real Estate	Agricultural	Commercial Real Estate	Commercial and Industrial	Consumer	Unfunded Loan Commitment & Letters of Credit	Unallocated	Total
Nine Months Ended September 30, 2021
ALLOWANCE FOR CREDIT LOSSES:
Beginning balance	$633	$958	$701	$7,415	$3,346	$606	$641	$13	$14,313
Charge Offs	(2)	-	(143)	-	(814)	(195)	-	-	(1,154)
Recoveries	9	-	7	8	19	137	-	-	180
Provision (Credit)	156	(32)	122	942	1,263	58	-	491	3,000
Other Non-interest expense related to unfunded	-	-	-	-	-	-	398	-	398
Ending Balance	$796	$926	$687	$8,365	$3,814	$606	$1,039	$504	$16,737
Ending balance: individually evaluated for impairment	$-	$636	$54	$710	$1,000	$-	$-	$-	$2,400
Ending balance: collectively evaluated for impairment	$796	$290	$633	$7,655	$2,814	$606	$1,039	$504	$14,337
Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
FINANCING RECEIVABLES:
Ending balance	$202,370	$179,051	$105,722	$727,418	$225,382	$55,619	$-	$-	$1,495,562
Ending balance: individually evaluated for impairment	$714	$6,051	$247	$3,607	$1,215	$15	$-	$-	$11,849
Ending balance: collectively evaluated for impairment	$201,595	$173,000	$105,475	$723,577	$223,803	$55,604	$-	$-	$1,483,054
Ending balance: loans acquired with deteriorated credit quality	$61	$-	$-	$234	$364	$-	$-	$-	$659

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

	(in thousands of dollars)		(in thousands of dollars)
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings per share
Net income	$8,954	$5,920	$25,327	$15,812
Less: distributed earnings allocated to participating securities	(26)	(20)	(67)	(49)
Less: undistributed earnings allocated to participating securities	(42)	(31)	(148)	(77)
Net earnings available to common shareholders	$8,886	$5,869	$25,112	$15,686

Weighted average common shares outstanding including participating securities	13,083,145	11,209,732	13,071,859	11,199,309
Less: average unvested restricted shares	(99,838)	(96,197)	(111,209)	(89,075)
Weighted average common shares outstanding	12,983,307	11,113,535	12,960,650	11,110,234
Basic and diluted earnings per share	$0.68	$0.53	$1.94	$1.41

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

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The estimated fair values, and related carrying or notional amounts, for on and off-balance sheet financial instruments as of September 30, 2022 and December 31, 2021 are reflected below.

	(In Thousands)
	September 30, 2022
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$70,670	$70,670	$70,670	$-	$-
Interest-bearing time deposits	5,187	5,187	-	5,187	-
Securities - available-for-sale	395,485	395,485	95,162	296,957	3,366
Other securities	8,227	8,227	-	-	8,227
Loans held for sale	2,182	2,219	-	-	2,219
Loans, net	2,122,626	2,080,950	-	-	2,080,950
Interest receivable	9,856	9,856	-	-	9,856

Financial Liabilities:
Interest bearing deposits	$1,313,263	$1,313,263	$-	$-	$1,313,263
Non-interest bearing deposits	506,928	506,928	-	506,928	-
Time deposits	462,845	449,985	-	-	449,985
Total Deposits	2,283,036	2,270,176	-	506,928	1,763,248

Federal funds purchased and securities sold under agreement to repurchase	55,802	55,802	-	-	55,802
Federal Home Loan Bank advances	102,147	103,588	-	-	103,588
Other borrowings	10,000	10,000	-	10,000	-
Subordinated notes, net of unamortized issuance costs	34,557	35,003	-	35,003	-
Interest payable	787	787	-	-	787

	(In Thousands)
	December 31, 2021
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$180,823	$180,823	$180,823	$-	$-
Interest-bearing time deposits	10,913	10,933	-	10,933	-
Securities - available-for-sale	429,931	429,931	89,177	335,981	4,773
Other securities	8,162	8,162	-	-	8,162
Loans held for sale	7,714	7,844	-	-	7,844
Loans, net	1,841,177	1,864,386	-	-	1,864,386
Interest receivable	7,209	7,209	-	-	7,209

Financial Liabilities:
Interest bearing deposits	$1,248,294	$1,248,044	$-	$-	$1,248,044
Non-interest bearing deposits	473,689	473,689	-	473,689	-
Time deposits	471,479	475,810	-	-	475,810
Total Deposits	2,193,462	2,197,543	-	473,689	1,723,854

Federal funds purchased and securities sold under agreement to repurchase	29,268	29,268	-	-	29,268
Federal Home Loan Bank advances	24,065	24,305	-	-	24,305
Other borrowings	40,000	40,000	-	40,000	-
Subordinated notes, net of unamortized issuance costs	34,471	35,000	-	35,000	-
Interest payable	1,125	1,125	-	-	1,125

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

The following summarizes financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, segregated by level or the valuation inputs within the fair value hierarchy utilized to measure fair value:

Assets and Liabilities Measured at Fair Value on a Recurring Basis (In Thousands)
September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$95,162	$-	$-
U.S. Government agencies	-	138,020	-
Mortgage-backed securities	-	90,264	-
State and local governments	-	68,673	3,366
Total Securities Available-for-Sale	$95,162	$296,957	$3,366

December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets - (Securities Available-for-Sale)
U.S. Treasury	$89,177	$-	$-
U.S. Government agencies	-	156,886	-
Mortgage-backed securities	-	117,927	-
State and local governments	-	61,168	4,773
Total Securities Available-for-Sale	$89,177	$335,981	$4,773

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following tables represent the changes in the Level 3 fair-value category of which unobservable inputs are relied upon as of the three and nine month periods ended September 30, 2022 and September 30, 2021. During the three month period ended March 31, 2022, there was one security transferred from Level 3 to Level 2.

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at July 1, 2022	$2,089	$1,325	$3,414

Change in Market Value	(19)	(29)	(48)

Purchases	-	-	-

Payments & Maturities	-	-	-

Reclassification & Adjustments	-	-	-

Balance at September 30, 2022	$2,070	$1,296	$3,366

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at July 1, 2021	$2,410	$1,538	$3,948

Change in Market Value	(9)	(17)	(26)

Purchases	-	-	-

Payments & Maturities	(155)	-	(155)

Reclassification & Adjustments	-	-	-

Balance at September 30, 2021	$2,246	$1,521	$3,767

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2022	$2,307	$2,466	$4,773

Change in Market Value	(77)	(181)	(258)

Purchases	-	-	-

Payments & Maturities	(160)	-	(160)

Reclassification & Adjustments	-	(989)	(989)

Balance at September 30, 2022	$2,070	$1,296	$3,366

	(In Thousands)
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	State and Local Governments Tax-Exempt	State and Local Governments Taxable	State and Local Governments Total
Balance at January 1, 2021	$-	$1,562	$1,562

Change in Market Value	(17)	(41)	(58)

Purchases	2,418	-	2,418

Payments & Maturities	(155)	-	(155)

Reclassification & Adjustments	-	-	-

Balance at September 30, 2021	$2,246	$1,521	$3,767

Most of the Company's available-for-sale securities, including any bonds issued by local municipalities, have CUSIP numbers or have similar characteristics of those in the municipal markets, making them marketable and comparable as Level 2.

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. At September 30, 2022 and December 31, 2021, such assets consist primarily of collateral dependent impaired loans. Collateral dependent impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals.)

At September 30, 2022 and December 31, 2021, fair value of collateral dependent impaired loans categorized as Level 3 was $2.5 million and $8.5 million, respectively. The specific allocation for impaired loans was $2.4 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively, which are accounted for in the allowance for loan losses (see Note 4).

During 2021, impairment was recognized on mortgage servicing rights based upon the independent third party’s quarterly valuations. A valuation allowance was established by strata to quantify the likely impairment of the value of the mortgage servicing rights to the Company. If the carrying amount of an individual strata exceeds the fair value, impairment was recorded on that strata so the servicing asset was carried at fair value. Impairment was $1 thousand at September 30, 2022 and $414 thousand at December 31, 2021.

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

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

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements:

	(In Thousands)			Range
	Fair Value at			(Weighted
	September 30, 2022	Valuation Technique	Unobservable Inputs	Average)
State and local government	$3,366	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	2.13-4.59% (3.96%)

Collateral dependent impaired loans	2,482	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-23.87% (23.80%)

Mortgage servicing rights	52	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	0.09-1.85% (1.81%)

Other real estate owned - residential	-	Appraisals	Discount to reflect current market	— % ( — %)

	(In Thousands)			Range
	Fair Value at			(Weighted
	December 31, 2021	Valuation Technique	Unobservable Inputs	Average)
State and local government	$4,773	Discounted Cash Flow	Credit strength of underlying project or entity / Discount rate	0.21-1.77% (1.33%)

Collateral dependent impaired loans	8,527	Collateral based measurements	Discount to reflect current market conditions and ultimate collectability	20.00-53.95% (34.78%)

Mortgage servicing rights	3,157	Discounted Cash Flow	Constant prepayment rate and probability of default / Discount rate	1.94-27.70% (18.44%)

Other real estate owned - residential	99	Appraisals	Discount to reflect current market	32.72% (32.72%)

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

The following table presents assets measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021:

	Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2022
	(In Thousands)
	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$2,482	$-	$-	$2,482
Mortgage servicing rights	52	-	-	52
Other real estate owned - residential	-	-	-	-

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2021
	(In Thousands)
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral dependent impaired loans	$8,527	$-	$-	$8,527
Mortgage servicing rights	3,157	-	-	3,157
Other real estate owned - residential	99	-	-	99

[ Remainder of this page intentionally left blank ]

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 7 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had $20.4 million in federal funds purchased as of September 30, 2022 and no federal funds purchased as of December 31, 2021. During the same time periods, the Company had $35.4 million and $29.3 million in securities sold under agreement to repurchase.

	September 30, 2022
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$20,356	$-	$-	$-	$20,356
Repurchase agreements
US Treasury & agency securities	$1,359	$-	$5,069	$29,018	$35,446
Total	$21,715	$-	$5,069	$29,018	$55,802

	December 31, 2021
	Remaining Contractual Maturity of the Agreements (In Thousands)

	Overnight & Continuous	Up to 30 days	30-90 days	Greater Than 90 days	Total
Federal funds purchased	$-	$-	$-	$-	$-
Repurchase agreements
US Treasury & agency securities	$1,062	$-	$3,900	$24,306	$29,268
Total	$1,062	$-	$3,900	$24,306	$29,268

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

	September 30, 2022		December 31, 2021
(In Thousands)	Principal	Unamortized Note Issuance Costs	Principal	Unamortized Note Issuance Costs
Subordinated Notes	$35,000	$(443)	$35,000	$(529)

NOTE 9 SUBSEQUENT EVENT

On June 14, 2022, Farmers & Merchants Bancorp, Inc., an Ohio corporation (“F&M”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Peoples-Sidney Financial Corporation, a Delaware corporation (“PPSF”), which provides for the merger of PPSF with and into F&M (the “Merger”) and the merger of PPSF’s wholly-owned banking subsidiary, Peoples Federal Savings and Loan Association (“Peoples Bank”), with and into F&M’s wholly-owned banking subsidiary, The Farmers & Merchants State Bank (“F&M Bank”). All of the outstanding shares of PPSF’s common stock will be converted into

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

the right to receive the cash or stock consideration as described in, and subject to, the terms and conditions of the Merger Agreement.

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

During the year, the Company incurred third party acquisition related costs of $357.1 thousand which are included in the Company's consolidated statement of income for the three and nine months ended September 30, 2022. These expenses are comprised primarily of professional fees and to a lesser extent, SEC filing fees and other costs.

The closing of the merger was October 1, 2022, with system conversion slated for December 3-5th.

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

The Company began working with a third-party service provider to review methodology options starting in June 2019. At the end of first quarter 2022, the Company evaluated and refined its methodology and produced a parallel report for the calculation of the ALLL under the ASU guidance. Management continues to refine the methodology as necessary as the Company works towards ASU implementation and adoption. The Company will adopt ASU 2016-13 on January 1, 2023.

In March 2022, the FASB issued ASU 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." This ASU eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and requires entities to evaluate all receivable modifications under ASC 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The amended guidance adds

ITEM 1 NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination within the vintage disclosures required by ASC 326. The amended guidance is effective for the Company on January 1, 2023, with early adoption permitted. The Company will adopt ASU 2022-02 on January 1, 2023.

[ Remainder of this page intentionally left blank ]

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company continues to increase its loan production at an extremely strong pace, surpassing the previous quarters’ growth. Year over year, the growth has been 44.1% (excluding PPP balances) of which organic growth accounted for 21.3% (excluding PPP and acquisitions). In terms of dollars, the largest increase was in commercial real estate, $334.8 million year over year. In terms of percentages, 105.5% or $202.5 million, was the largest increase and was in consumer real estate. The increase in consumer real estate has been driven by acquisition balances of $193.0 million. With the organic loan growth has also come the need to fund the Allowance for Loan Losses. This expense has also increased and is $800 thousand higher than the same period last year and totaling nearly $3.8 million so far year-to-date in 2022.

F&M Commercial Banking Division entered 2022 Q3 with a strong loan pipeline and demand was still active throughout F&M’s footprint. Client results from 2021 and YTD performance were good, however in Q3 client concerns remained about availability of workforce, interruptions and delays in the supply chain and energy prices. Rising interest rates have not slowed commercial activity dramatically in Q3. Credit quality of the portfolio remains good. Past dues and delinquencies remained low at the end of Q3. Q3 fee income remained solid and kept pace with Q1 and Q2 of 2022.

F&M Agricultural Banking Division also experienced double digit growth as comparing September 30, 2022, to September 30, 2021. The growing conditions throughout our market area have been favorable with average to above average yields anticipated. Commodity prices have remained high and at profitable levels. The overall outlook for grain, livestock and Agri-businesses is optimistic for 2022 as our Ag base appears positioned to make positive financial strides. Land values have continued to remain strong. Focus will begin to shift to 2023 and the direction of commodity prices and input cost. The agriculture portfolio remains healthy and concerns are manageable. Harvesting is well under way for fall 2022.

Where F&M has seen a slow-down in production is in the 1-4 Family Consumer Real Estate Division. Refinances have slowed significantly with the increase in rates. Growth remains in new purchase and in home equity origination. This impact correlates to the lower gain on sale of assets, nearly $1.0 million lower than last year as of the same time period year-to-date September 30th.

The increased loan growth has positively impacted the net interest earnings. Net interest income was $719 thousand higher than last quarter and $14.8 million higher year over year. Funding of the loan growth has also resulted in increased borrowings. Increased rates have driven both deposit rates and borrowing rates significantly higher. Net Interest Margin decreased 5 basis points in comparing the quarters ended September 30, 2022, to September 30, 2021, while the year-to-date margin reported a 1 basis point improvement when comparing 2022 to 2021. The largest areas impacted by the increased rates is in the public fund offerings, higher net worth individuals and borrowing opportunities. The increases are beginning to show in the consumer deposits as the Bank offers special promotions in both celebration of the 125th Anniversary and to raise additional deposits to fund loan growth. The Company remains comfortable with its ability to raise funds as the Bank’s loan to deposit ratio remains within target at approximately 93%. Further discussion of the balance sheet composition movements and the impact on the earnings can be viewed in the Material Results of Operations section that follows.

Overall, net income increased 60.2% for the first three quarters of 2022 as compared to the same time period 2021. Return on Assets improved to 1.25% as compared to 1.01% and Return on Equity improved to 11.72% compared to 8.40% for the same time periods. As might be expected with the previous improvements, year to date earnings per share are $1.94 compared to $1.41. The Company did incur acquisition expenses in the third quarter 2022 though the amount was lower than that of the total acquisition expenses incurred as of September 30, 2021.

The Company plans to follow its strategic growth plans, so on June 14th, Farmers & Merchants Bancorp, Inc., entered into an Agreement and Plan of Merger with Peoples-Sidney Financial Corporation, a Delaware corporation (“PPSF”), which provides for the merger of PPSF with and into F&M and the merger of PPSF’s wholly-owned banking subsidiary, Peoples Federal Savings and Loan Association (“Peoples Bank”), with and into F&M’s wholly-owned banking subsidiary, The Farmers & Merchants State Bank (“F&M Bank”). All the outstanding shares of PPSF’s common stock will be converted into the right to receive the cash or stock consideration as described in, and subject to, the terms and conditions of the Merger Agreement. The closing of the merger was October 1, 2022, with system conversion slated for December 3-5th. Refer to Note 9 Subsequent Event for additional detail on the merger.
As mentioned previously in our comments regarding our commercial customers, F&M too is experiencing pressure for staffing – both in the cost of recruiting new talent and in retaining existing. Salary expenses were $113 thousand higher in third quarter 2022 than in second quarter 2022 and year over year in total year-to-date September 30th were $2.0 million higher for 2022 as compared with 2021. Even with that, the operating efficiency ratio remains in the low 50%’s as it has for all of 2022.

2022 remains a year of celebration both in terms of record earnings, strong performance and in our 125th year of strengthening relationships with our customers, employees, shareholders and our communities in support of our mission to “help people live their best lives.” The Company celebrated the latter by ringing the NASDAQ closing bell which commemorated those 125 years and 5 years since F&M had rung the bell and listed on NASDAQ.

The Company remains well capitalized as it operates in a volatile rate environment and the size and footprint of its operations continues to grow. We continue to work towards our long-term objectives while we report and recognize many of the one-time costs incurred along the way. Asset quality remains strong with past due loans over 30 days below 40 basis points. Our historical prudent approach to lending remains the foundation of our operations. We continue to embrace the opportunities presented and remain diligent to accomplishing our mission. We look forward to sharing the basis of our strategic plan for the coming years in the next quarter.

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

The Bank has established underwriting policies and procedures which facilitate operating in a safe and sound manner in accordance with supervisory and regulatory guidance. Within this sphere of safety and soundness, the Bank's practice has been to not promote innovative, unproven credit products which may not be in the best interest of the Bank or its customers. The Bank does offer a hybrid mortgage loan. Hybrid loans are loans that start out as a fixed rate mortgage but after a set number of years automatically adjust to an adjustable rate mortgage. The Bank offers a three year, a five year and a seven year fixed rate mortgage after which the interest rate will adjust annually. In order to offer longer term fixed rate mortgages, the Bank does participate in the Freddie Mac, Farmer Mac and Small Business Lending programs. The Bank also normally retains the servicing rights on these partially or 100% sold loans. In order for the customer to participate in these programs they must meet the requirements established by those agencies. In addition, the Bank does sell some of its longer term fixed rate agricultural mortgages into the secondary market with the aid of brokers. With the acquisition of Perpetual Federal Savings Bank in the 4th quarter of 2021, the Bank saw an increase in fixed rate, long-term mortgage loans to our portfolio from that banking service area.

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

Equipment:

•
New, not to exceed (NTE) 80% of invoice, used NTE 50% of listed book or 75% of appraised value.
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

At September 30, 2022, we had 392 full time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive benefit program, some of which is contributory. We consider our employee relations to be good.

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

The Coronavirus Response and Relief Supplemental Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act and affected the Company into 2021. Key banking provisions under this legislation include the following:

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
•
A further optional delay in Current Expected Credit Loss (CECL) accounting until January 1, 2022 which was further delayed until January 1, 2023.
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

In December 2020, new Qualified Mortgage (QM) Definition rules were issued by the Consumer Financial Protection Bureau. One set of rules revised the General QM definition and another set added the definition of a Seasoned QM Loan. Both QM Loan rules had an effective date of March 1, 2021. The revised General QM rule replaced the General QM loans definition of a 43% debt-to-income (DTI) limit with a focus on the loan pricing and whether the Annual Percentage Rate exceeds the average prime offer rate by less than 2.25 percentage points. Compliance with the revised General QM Loan rule had a mandatory compliance date of July 1, 2021. The existing Temporary Government Sponsored Entity (GSE) QM option was set to expire as of the mandatory compliance date for the revised General QM Rule. Subsequently, the CFPB issued a final rule published in the Federal Register on April 30, 2021 which delayed and extended the mandatory compliance date for the revised General QM rule to October 1, 2022. The Company now complies with the revised price-based new General QM Loan definition and its requirements. Since the Company sells fixed rate consumer mortgage loans to the Federal Home Loan Mortgage Corporation, it must remain attentive to their current loan underwriting requirements.

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

These assumptions, estimates and judgments are based on information available as of the date of the financial statements. As this information changes, the financial statements could reflect different assumptions, estimates and judgments. Certain policies inherently have a greater reliance on assumptions, estimates and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Examples of critical assumptions, estimates and judgments are when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not required to be recorded at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. These policies, along with the disclosures presented in the notes to the condensed consolidated financial statements and in the management's discussion and analysis of the financial condition and results of operations, provide information on how significant assets and liabilities are valued and how those values are determined for the financial statements. Based on the valuation techniques used and the sensitivity of financial statement amounts to assumptions, estimates, and judgments underlying those amounts, management has identified the determination of the ALLL, the valuation of its Mortgage Servicing Rights and the valuation of real estate acquired through or in lieu of loan foreclosures (“OREO Property”) as the accounting areas that require the most subjective or complex judgments, and as such could be the most subject to revision as new information becomes available.

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

The net income from operations of foreclosed real estate held for sale is reported either in noninterest income or noninterest expense depending upon whether the property is in a gain or loss position overall. At September 30, 2022 there were no OREO property holdings. OREO totaled $159 thousand and $167 thousand as of December 31, 2021 and September 30, 2021 respectively.

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

The Bank’s mortgage servicing rights relating to loans serviced for others represent an asset. This asset is initially capitalized and included on the Company's consolidated balance sheet. The mortgage servicing rights are then amortized as noninterest expense in proportion to, and over the period of the estimated future net servicing income of the underlying mortgage servicing rights. There are a number of factors, however, that can affect the ultimate value of the mortgage servicing rights to the Bank. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the potential for the impairment of the value of mortgage servicing assets. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced, meaning that the present value of the mortgage servicing rights is less than the carrying value of those rights on the Bank's balance sheet. Therefore, in an attempt to reflect an accurate expected value to the Bank of the mortgage servicing rights, the Bank receives a valuation of its mortgage servicing rights from an independent third party. The independent third party's valuation of the mortgage servicing rights is based on relevant characteristics of the Bank's loan servicing portfolio, such as loan terms, interest rates and recent national prepayment experience, as well as current national market interest rate levels, market forecasts and other economic conditions. For purposes of determining impairment, the mortgage servicing assets are stratified into like groups based on loan type, term, new versus seasoned and interest rate. Management, with the advice from its third-party valuation firm, reviews the assumptions related to prepayment speeds, discount rates, and capitalized mortgage servicing income on a quarterly basis. Changes are reflected in the following quarter's analysis related to the mortgage servicing asset. In addition, based upon the independent third party's valuation of the Bank's mortgage servicing rights, management then establishes a valuation allowance by each stratum, if necessary, to quantify the likely impairment of the value of the mortgage servicing rights to the Bank. The estimates of prepayment speeds and discount rates are inherently uncertain, and different estimates could have a material impact on the

Bank's net income and results of operations. The valuation allowance is evaluated and adjusted quarterly by management to reflect changes in the fair value of the underlying mortgage servicing rights based on market conditions. The accuracy of these estimates and assumptions by management and its third party valuation specialist can be directly tied back to the fact that management has only been required to record minor valuation allowances through its income statement over time based upon the valuation of each stratum of servicing rights.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company plans to continue in its growth mode in 2022 led by loan growth from within our newer markets. The Bank is focused on funding the loan growth with the least expensive source of deposits, sale of securities or borrowings. While securities are generally considered as a source of cash, in the current environment, it is unlikely that they would be sold for such funding needs. Growing deposits will also be a focus especially in our newer markets. The Bank offers the Insured Cash Sweep (“ICS”) product accessed through the Promontory network of financial institutions which helps to reduce the amount of pledged securities. This has provided more availability for runoff of securities by the Bank if warranted to fund loan growth.

Liquidity in terms of cash and cash equivalents ended $110.2 million lower as of September 30, 2022 than it was at yearend December 31, 2021. Prior year’s excess liquidity along with an increase in deposits of $89.6 million and an increase of Federal Home Loan Bank advances of $78.1 million helped to fund the $281.4 million increase in net loans since year end 2021. All loan portfolios with the exception of the other portfolio increased compared to December 31, 2021 with the largest increase in the commercial real estate portfolio.

In comparing to the same prior year period, the September 30, 2022 (net of deferred fees and cost) loan balances of $2.1 billion accounted for $647.1 million or 43.3% increase when compared to 2021’s $1.5 billion. The year over year improvement was made up of a combined increase in commercial and industrial related loans of 40.1%. Individual growth was comprised of 46.0% in commercial real estate loans and 18.0% in non-real estate commercial loans. PPP loans of approximately $7.4 thousand and $9.8 million are included in the non-real estate commercial portfolio as of September 30, 2022 and September 30, 2021, respectively. Consumer real estate loans increased by 105.6% and consumer loans by 27.8%. Agricultural related loans increased 17.1% year over year. Individual growth was comprised of 14.4% in agricultural real estate and 21.8% in non-real estate agricultural loans. Other loans decreased by 1.4%. The Company credits the growth not only to the OFSI and PFSB acquisitions but also to the strong team of lenders focused on providing customers valuable localized services and thereby increasing our market share.

The chart below shows the breakdown of the loan portfolio category as of September 30, for the last three years, net of deferred fees and costs.

	(In Thousands)
	September 30, 2022	September 30, 2021	September 30, 2020
	Amount	Amount	Amount
Consumer Real Estate	$416,044	$202,370	$175,595
Agricultural Real Estate	204,787	179,051	192,577
Agricultural	128,818	105,722	103,476
Commercial Real Estate	1,061,904	727,418	593,936
Commercial and Industrial	229,338	194,286	235,793
Consumer	71,063	55,619	53,455
Other	30,662	31,096	9,030

Total Loans, net of deferred fees and costs	$2,142,616	$1,495,562	$1,363,862

The following is a contractual maturity schedule by major category of loans excluding fair value adjustments as of September 30, 2022.

	(In Thousands)
		After One
	Within	Year Within	After
	One Year	Five Years	Five Years
Consumer Real Estate	$8,071	$30,228	$381,388
Agricultural Real Estate	1,173	6,501	197,709
Agricultural	67,112	36,458	25,071
Commercial Real Estate	24,457	308,746	730,563
Commercial and Industrial	82,172	100,392	47,344
Consumer	4,962	39,005	26,737
Other	200	1,346	29,124

While the security portfolio has been utilized to fund loan growth in previous periods, additional sources have been cultivated during 2020, 2021, and 2022. The security portfolio decreased $34.4 million in the first nine months of 2022 from year end 2021 due to an increase of gross unrealized losses of $40.8 million. The security portfolio decreased $31.2 million from September 2021 due to an increase of gross unrealized losses of $44.4 million. The amount of pledged investment securities increased by $22.0 million as compared to year end and $55.9 million as compared to September 30, 2021. Liquidity is improved with the additional option of selling unpledged investment securities if needed to fund loan growth or other initiatives. As of September 30, 2022, pledged investment securities totaled $133.0 million. However, in the current environment, it is unlikely that they would be sold for fundings needs. The current portfolio is in a net unrealized loss position of $47.8 million.

For the Bank, an additional $29.0 million is also available from the Federal Home Loan Bank based on current amounts of pledged collateral. At the present time, only 1-4 family and home equity portfolios are pledged. Additional borrowings would be available if additional portfolios (i.e. commercial real estate) were pledged.

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

Due to the funding requirement for the acquisition of PFSB to be provided from the holding company, the Company secured borrowings from a correspondent bank. Two loans were secured, the first a $30 million 12-month term note and the second a 12-month line of credit for $10 million. Both loans were advanced on October 1, 2021. Interest on both loans was due quarterly and accrued at a rate 2.50% per annum with reporting and capital covenants included. The structure of the acquisition required all accounting of the transaction to be recorded at the Bank level as Perpetual did not have a holding company. Therefore, the Company advanced funds from the Bank to the Company to facilitate payoff of the term note. The term note and the line of credit balance were paid off in the second quarter of 2022. The line of credit remains open for future liquidity needs.

With the exception of FHLB stocks, carried at cost, which is shown as other securities, all of the Company’s security portfolio is categorized as “available-for-sale” and as such is recorded at fair value.

Management feels confident that liquidity needs for future growth can be met through additional maturities from the security portfolio, increased deposits and additional borrowings. For short term needs, the Bank has $73 million and $69 million of unsecured borrowing capacity through its correspondent banks as of September 30, 2022 and September 30, 2021 respectively. The Bank also had access to $130.4 million and $94.2 million through a Cash Management Advance with the Federal Home Loan Bank as of September 30, 2022 and September 30, 2021, respectively.

Overall total assets increased 5.5% since year end 2021 and grew 25.5% since September 30, 2021. The largest growth in both periods was in the loan portfolios. Goodwill also increased significantly compared to September 30, 2021. Refer to Note 2 for information on assets acquired from OFSI and PFSB.

Federal Home Loan Bank advances accounted for the largest growth within liabilities, up 324.5% or $78.1 million since year end and 471.7% or $84.3 million over September 30, 2021 balances. Deposits also experienced growth, up 4.1% or $89.6 million since year end 2021 and 22.3% or $416.8 million over September 30, 2021. Refer to Note 2 for information on liabilities acquired from OFSI and PFSB. The growth of deposits correlated to a "flight to safety" scenario as the stock market continues to experience some volatility. Core deposits continue to drive the increase which provide the opportunity to generate additional noninterest income. This growth aided the Company’s liquidity position and helped to fund the loan growth for the periods along with usage of Federal Home Loan Bank advances and federal funds purchased.

Shareholders’ equity decreased by $16.6 million as of the third quarter of 2022 compared to year end 2021. Earnings exceeded dividend declarations during the nine months ended September 30, 2022. Accumulated other comprehensive loss increased in unrealized loss position by $34.6 million from December 2021 to an unrealized loss of $37.7 million on September 30, 2022. The increase in unrealized loss position has no impact on regulatory tangible book price. The available-for-sale security portfolio is used as a protection to falling rates. If there is an unrealized loss in our security portfolio due to rising interest rates, it bodes well for our adjustable rate loan portfolio and new loan production to price up. Dividends declared increased over the previous quarter by $0.0075 per share to $0.21 per share from $0.2025 per share. Compared to September 30, 2021, shareholders’ equity increased 10.1% or $25.8 million mostly attributable to the issuance of stock in the Perpetual acquisition as discussed in Note 2. Profits were higher year to date September 2022 than year to date September 2021 by $9.5 million.

Basel III regulatory capital requirements include a capital conservation buffer of 2.5%. As of September 30, 2022, the Company and the Bank are both positioned well above the current requirement.

The Holding Company has sufficient liquidity to maintain its dividend policy without relying on the upstreaming of dividends from the Bank.

The Bank continues to be well-capitalized at September 30, 2022 in accordance with Federal regulatory capital requirements as the capital ratios below show:

Tier I Leverage Ratio	9.16%
Risk Based Capital Tier I	11.25%
Total Risk Based Capital	12.24%
Stockholders' Equity/Total Assets	10.44%
Capital Conservation Buffer	4.24%

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Comparison of Results of Interest Earnings and Expenses for three month periods ended September 30, 2022 and 2021

Interest Income

When comparing third quarter 2022 to third quarter 2021, average loan balances with the acquisitions of OFSI and PFSB grew $591.5 million with average quarterly PPP loans decreasing $22.6 million. This represented a 39.7% increase in a one-year time period. Interest income on loan balances experienced an increase of $5.7 million as compared to the quarter ended September 30, 2021. This increase was primarily the result of the significant growth in the average quarterly loan balances, 22.0% of which was directly attributable to the Company’s recent acquisitions and 21.3% of which was due to organic loan growth within the Bank’s broader markets. Net fee income for the PPP loans was recognized on a straight line basis over 24 months for the first draw and 60 months for the second draw and was accelerated upon payoff. PPP loan balances at the end of September 2022 were $7 thousand compared to $9.8 million at the end of September 2021. PPP loan income for the quarter included no interest income nor net fee income compared to $56.7 thousand of loan interest income and $2.5 million of net fee income for 2021.

The available-for-sale securities portfolio increased in average balances by $32.1 million when comparing to the same quarter in 2021 while the income increased $263 thousand over third quarter. Federal funds sold and interest-bearing deposits decreased in average balances by $129.1 million as compared to the same quarter in 2021 with increased income of $109 thousand for the current quarter. The decreased balances have been used to fund loan growth. Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from OFSI and PFSB.

The overall total average balance of the Bank’s earning assets increased by $494.4 million and interest income for the quarter comparisons was higher for third quarter 2022 by 28.5% or $5.7 million as compared to third quarter 2021. Increases in the prime lending rate between periods has contributed to an increase in rate yield.

Annualized yield, for the quarter ended September 30, 2022, was 4.00% as compared to 3.85% for the quarter ended September 30, 2021. The following charts demonstrate the value of increased loan balances in the balance sheet mix, as well as the impact on the changes in interest rates. The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Quarter to Date Ended September 30, 2022		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2022	September 30, 2021
Loans	$2,082,486	$24,119	4.63%	5.04%
Taxable investment securities	422,250	1,426	1.35%	1.18%
Tax-exempt investment securities	25,169	89	1.79%	2.20%
Fed funds sold & other	58,266	213	1.46%	0.22%
Total Interest Earning Assets	$2,588,171	$25,847	4.00%	3.85%

Change in Interest Income Quarter to Date September 30, 2022 Compared to September 30, 2021

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$5,353	$7,446	$(2,093)
Taxable investment securities	249	72	177
Tax-exempt investment securities	14	43	(29)
Fed funds sold & other	109	(72)	181
Total Interest Earning Assets	$5,725	$7,489	$(1,764)

Interest Expense

Offsetting the higher interest income for the quarter was an increase in interest expense in 2022 of $1.6 million or 95.2% compared to third quarter 2021. Since 2021, average interest-bearing deposit balances have increased $317.9 million or 22.2% and the Company recognized $945 thousand more in interest expense for the most recent quarter. March 2022 saw the first rate change since 2020 with an increase of 25 basis points which was followed by an increase of 50 basis points and three increases of 75 basis points in June, July and September. Deposit rates have been adjusted with Interest expense on FHLB borrowings and other borrowings increased $311 thousand in the third quarter 2022 over the same time frame in 2021 due to borrowings taken on from the Perpetual acquisition and new FHLB borrowings of $80 million in 2022 used to fund loan growth. Interest expense on fed funds purchased and securities sold under agreement to repurchase increased $251 thousand compared to third quarter 2021. Interest expense on subordinated notes was $85 thousand higher for the most recent quarter. Refer to Note 8 for additional information on subordinated notes. Liabilities assumed from OFSI and PFSB can be seen in Note 2.

	(In Thousands)
	Quarter to Date Ended September 30, 2022		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2022	September 30, 2021
Savings deposits	$1,328,344	$1,586	0.48%	0.19%
Other time deposits	423,668	580	0.55%	1.05%
Other borrowed money	60,455	398	2.63%	1.95%
Fed funds purchased & securities
sold under agreement to repurchase	63,388	416	2.63%	2.22%
Subordinated notes	34,538	284	3.29%	3.34%
Total Interest Bearing Liabilities	$1,910,393	$3,264	0.68%	0.45%

Change in Interest Expense Quarter to Date September 30, 2022 Compared to September 30, 2021

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$1,026	$70	$956
Other time deposits	(81)	446	(527)
Other borrowed money	311	207	104
Fed funds purchased & securities
sold under agreement to repurchase	251	187	64
Subordinated notes	85	90	(5)
Total Interest Bearing Liabilities	$1,592	$1,000	$592

Overall, net interest spread for the third quarter 2022 was 8 basis points lower than last year. As the following chart indicates, the improvement in yields on interest earning assets did not offset the increased cost of funds when comparing to the same period a year ago. Competition for deposits is intense with most competitors offering special rates for specific terms.

	September 30, 2022	September 30, 2021	September 30, 2020
Interest/Dividend income/yield	4.00%	3.85%	4.04%
Interest Expense/cost	0.68%	0.45%	0.74%
Net Interest Spread	3.32%	3.40%	3.30%
Net Interest Margin	3.49%	3.53%	3.51%

Net Interest Income

Net interest income increased $4.1 million for the third quarter 2022 over the same time frame in 2021 with the increase in interest income of $5.7 million offset by the higher interest expense of $1.6 million as previously mentioned. As the new loans added in 2021 and 2022 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to increase net interest income. In terms of net interest margin, the Bank recognizes competition for deposits is increasing and higher interest rates are putting pressure on the margin which may lead to a tightening.

Comparison of Noninterest Results of Operations for three month periods ended September 30, 2022 and 2021

Provision Expense

The Allowance for Loan and Lease Losses (ALLL) has a direct impact on the provision expense. The increase in the ALLL is funded through recoveries and provision expense. The following tables both deal with the allowance for credit losses. The first table breaks down the activity within ALLL for each loan portfolio class and shows the contribution provided by both the recoveries and the provision along with the reduction of the allowance caused by charge-offs. The second table discloses how much of the ALLL is attributed to each class of the loan portfolio, as well as the percent that each particular class of the loan portfolio represents to the entire loan portfolio in the aggregate. The consumer loan portfolio accounted for the largest component of charge-offs and recoveries for third quarter of 2022 and 2021. The commercial real estate portfolio is currently creating a large impact on the ALLL due to the loan growth.

Total provision for loan losses was $978 thousand higher for the third quarter 2022 as compared to the same quarter 2021. There is still some lingering uncertainty regarding COVID-19; therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of ALLL. The restaurant and hospitality sectors have been hit especially hard. Risk in the Consumer and 1-4 Family Portfolio has also increased. Management continues to monitor asset quality, making adjustments to the provision as necessary. The impact of higher interest rates and inflation are taken into consideration when reviewing qualitative factors. Loan charge-offs were $20 thousand higher in third quarter 2022 than the same quarter 2021. Recoveries were $3 thousand lower in third quarter 2022 as compared to third quarter 2021. Combined net charge-offs were $23 thousand higher in third quarter 2022 than the same time period 2021.

Past due loans, which include no deferrals related to COVID-19, increased $3.7 million at September 30, 2022 as compared to September 30, 2021. The largest changes were attributed to the increase of past due balances in the agricultural portfolio, agricultural real estate portfolio and consumer real estate portfolio.

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for three months ended September 30, 2022, 2021, and 2020.

	(In Thousands)
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Loans, net of deferred fees and costs	$2,142,616	$1,495,562	$1,363,862
Daily average of outstanding loans	$2,082,486	$1,490,988	$1,359,156
Nonaccrual loans	$5,470	$6,248	$7,870
Nonperforming loans*	$5,470	$6,248	$7,870

Allowance for Loan Losses - July 1,	$18,424	$15,087	$9,933
Loans Charged off:
Consumer Real Estate	-	2	-
Agriculture Real Estate	-	-	-
Agricultural	-	1	-
Commercial Real Estate	-	-	-
Commercial and Industrial	-	5	-
Consumer	123	95	79
	123	103	79
Loan Recoveries:
Consumer Real Estate	6	3	2
Agriculture Real Estate	-	-	-
Agricultural	1	1	-
Commercial Real Estate	2	3	2
Commercial and Industrial	8	9	10
Consumer	35	39	28
	52	55	42
Net Charge Offs (Recoveries):
Consumer Real Estate	(6)	(1)	(2)
Agriculture Real Estate	-	-	-
Agricultural	(1)	-	-
Commercial Real Estate	(2)	(3)	(2)
Commercial and Industrial	(8)	(4)	(10)
Consumer	88	56	51
	71	48	37
Provision for loan loss	1,637	659	1,987
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	19,990	15,698	11,883
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,118	1,039	633
Total Allowance for Credit Losses - September 30,	$21,108	$16,737	$12,516
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.00%	0.00%
Ratio of Nonaccrual Loans to Loans	0.26%	0.42%	0.58%
Ratio of the Allowance for Loan & Lease Losses to Loans	0.93%	1.05%	0.87%
Ratio of the Allowance for Loan & Lease Losses to Nonaccrual Loans	365.44%	251.26%	151.01%
Ratio of the Allowance for Loan & Lease Losses to Nonperforming Loans*	365.44%	251.26%	151.01%

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

Loans classified as nonaccrual were lower as of September 30, 2022 at $5.5 million as compared to $6.2 million as of September 30, 2021. The agricultural real estate portfolio decreased $2.4 million and the commercial and industrial portfolio decreased $485 thousand as compared to September 30, 2021. These decreases offset the increases in the other portfolios.

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

The following table presents the balances for allowance for loan losses by loan type at September 30, 2022 and September 30, 2021.

	(In Thousands)		(In Thousands)
	September 30, 2022		September 30, 2021
Balance at End of Period Applicable To:	Amount	% of Loan Category	Amount	% of Loan Category
Consumer Real Estate	$926	19.42%	$796	13.53%
Agricultural Real Estate	356	9.56%	926	11.97%
Agricultural	756	6.01%	687	7.07%
Commercial Real Estate	11,551	49.56%	8,365	48.64%
Commercial and Industrial	5,670	12.13%	3,814	15.07%
Consumer	725	3.32%	606	3.72%
Unallocated	6	0.00%	504	0.00%
Allowance for Loan & Lease Losses	19,990		15,698
Off Balance Sheet Commitments	1,118		1,039
Total Allowance for Credit Losses	$21,108		$16,737

Noninterest Income

Noninterest income was down $342 thousand for the third quarter 2022 over the same time frame in 2021. The Company has seen a decrease in its mortgage production volume and the gain on the sale of these loans was $495 thousand lower for the third quarter 2022 over the same period in 2021. Loan originations on loans held for sale for the third quarter 2022 were $14.2 million with proceeds from sale at $16.6 million for 2022 compared to 2021’s third quarter activity of $21.7 million in originations and $26.8 million in sales. Loan originations driven by the refinance activity associated with the reduction in interest rates has slowed. The mortgages sold were both 1-4 family and agricultural real estate loans originated for sale.

Combined service fees increased by $153 thousand as compared to third quarter 2021. Debit card income increased by $133 thousand and bank owned life insurance cash surrender value increased $17 thousand. Also contributing to the increase was overdraft and returned check charges which increased $342 thousand compared to third quarter 2021. Service fee income for 1-4 family and agricultural real estate loans decreased by $108 thousand while servicing rights income decreased $634 thousand.

The impact of mortgage servicing rights, both to income and expense, is shown in the following table which reconciles the value of mortgage servicing rights. The capitalization runs through noninterest income while the amortization thereof is included in non-interest expense. For the third quarter of 2022 and 2021, mortgage servicing rights caused a net $31 thousand in expense and $22 thousand in income, respectively. The lower capitalized additions for 2022 are attributed to a lower loan origination level of 1-4 families. For loans of 15 years and less, the market value of the mortgage servicing rights was 0.988% in the third quarter 2022 versus 1.160% in third quarter 2021. For loans over 15 years, the value was 1.299% versus a higher 1.355% for the same periods respectively. The carrying value is below the market value of $4.6 million. A valuation allowance of $414 thousand was established during 2021. During first quarter 2022, $134 thousand of the valuation allowance was reversed. An additional $91 thousand of the valuation allowance was reversed during the second quarter of 2022. The third quarter of 2022 saw an additional $188 thousand of the valuation allowance reversed.

	Three Months		Nine Months
	(In Thousands)		(In Thousands)
	2022	2021	2022	2021
Beginning Balance	$3,615	$3,146	$3,571	$3,320
Capitalized Additions	107	236	461	1,091
Amortization	(138)	(214)	(448)	(926)
Ending Balance, September 30,	3,584	3,168	3,584	3,485
Valuation Allowance	(1)	(71)	(1)	(388)
Mortgage Servicing Rights net, September 30,	$3,583	$3,097	$3,583	$3,097

Noninterest Expense

For the third quarter 2022, noninterest expenses were $850 thousand lower than for the same quarter in 2021. Salaries, wages, and employee benefits (includes normal merit increases, restricted stock expense, incentive payout and all employee benefits) decreased $192 thousand in total. This was comprised of increased salaries of $37 thousand partially offset by decreased benefits of $229 thousand. Advertising and public relations expense increased $128 thousand due in part to the promotion of the 125th anniversary of the Bank. Data processing expenses decreased $767 thousand due to acquisition related data processing expense of $939 thousand in 2021 that was not repeated in 2022. Ohio Financial Institution Tax decreased $117 thousand over third quarter 2021.

Income Taxes

Income tax expense was $629 thousand higher for the third quarter 2022 compared to the same quarter in 2021. Effective tax rates were 20.10% and 21.53% for third quarter 2022 and 2021 respectively.

Net Income

Results overall, net income in the third quarter of 2022 was up $3.0 million as compared to the same quarter last year. Although third quarter 2022 included an increase of $978 thousand of loan loss provision as compared to third quarter 2021, net interest income after provision for loan losses increased $3.2 million during the same period of comparison. The Company has done an exceptional job of growing loans while keeping past dues low. The Company remains strong, stable, and well capitalized and has the capacity to continue to cover the increased costs of expansion.

Comparison of Results of Interest Earnings and Expenses for nine month periods ended September 30, 2022 and 2021

Interest Income

Higher loan balances of $583.5 million created an improvement in the interest income for the first nine months of 2022 as compared to the first nine months of 2021. PPP average loan balances decreased $38.7 million year over year. Interest income in total rose 31.7% or $17.2 million with interest income from loans accounting for $16.3 million of the increase. Contributing to the overall improvement was also an increase in securities income of $756 thousand and an increase from fed funds sold and interest-bearing deposits of $159 thousand over 2021. The asset yield increased by 6 basis points to 3.76% for the first nine months of 2022 compared to the first nine months of 2021’s 3.70%.

PPP loan interest income recognized was $2.2 thousand for the first nine months of 2022 with net fee income of $77.2 thousand compared to $291.4 thousand of loan interest income and $3.9 million of net fee income for 2021. The growth factor contribution is shown in the charts which follow.

The average interest earning asset base was $579.4 million higher in the first nine months 2022 than the first nine months of 2021, an increase of approximately 29.5%. Refer to Note 2 Business Combination and Asset Purchase for information on assets acquired from OFSI and PFSB.

The yields on tax-exempt securities and the portion of the tax-exempt IDB loans included in loans have been tax adjusted based on a 21% tax rate in the charts to follow.

	(In Thousands)
	Year to Date Ended September 30, 2022		Annualized Yield/Rate
Interest Earning Assets:	Average Balance	Interest/Dividends	September 30, 2022	September 30, 2021
Loans	$1,997,081	$66,962	4.47%	4.78%
Taxable investment securities	424,882	4,065	1.28%	1.21%
Tax-exempt investment securities	21,794	229	1.77%	2.31%
Fed funds sold & other	101,922	401	0.52%	0.19%
Total Interest Earning Assets	$2,545,679	$71,657	3.76%	3.70%

Change in Interest Income Year to Date September 30, 2022 Compared to September 30, 2021

	(In Thousands)
Interest Earning Assets:	Total Change	Change Due to Volume	Change Due to Rate
Loans	$16,325	$20,912	$(4,587)
Taxable investment securities	779	557	222
Tax-exempt investment securities	(23)	59	(82)
Fed funds sold & other	159	(98)	257
Total Interest Earning Assets	$17,240	$21,430	$(4,190)

Interest Expense

Interest expense was higher for the first nine months of 2022 compared to the first nine months of 2021. At $7.4 million, the first nine months of 2022 was up $2.5 million as compared to the same time period 2021 or 49.9%.

The average balance of interest-bearing liabilities was higher by $475.6 million in 2022 than the first nine months of 2021. Interest bearing deposits increased $400.2 million while Fed Funds purchased and securities sold under agreement to repurchase increased by a combined $12.6 million. Other borrowed money and subordinated notes increased $36.3 million and $26.5 million, respectively as compared to a year ago. The higher balance coupled with the slight variation of the balance sheet mix, resulted in a 6 basis point increase in the cost of funds at 0.53% for the first nine months of 2022 as compared to 2021’s 0.47%. Liabilities assumed from OFSI and PFSB can be seen in Note 2.

The change chart below shows the increased cost was driven more by volume than rate.

	(In Thousands)
	Year to Date Ended September 30, 2022		Annualized Yield/Rate
Interest Bearing Liabilities:	Average Balance	Interest	September 30, 2022	September 30, 2021
Savings deposits	$1,315,793	$2,951	0.30%	0.20%
Other time deposits	439,534	1,954	0.59%	1.15%
Other borrowed money	54,184	951	2.34%	3.17%
Fed funds purchased & securities
sold under agreement to repurchase	42,584	734	2.30%	2.20%
Subordinated notes	34,509	837	3.23%	3.31%
Total Interest Bearing Liabilities	$1,886,604	$7,427	0.53%	0.47%

Change in Interest Expense Year to Date September 30, 2022 Compared to September 30, 2021

	(In Thousands)
Interest Bearing Liabilities:	Total Change	Change Due to Volume	Change Due to Rate
Savings deposits	$1,251	$321	$930
Other time deposits	(183)	1,644	(1,827)
Other borrowed money	527	862	(335)
Fed funds purchased & securities
sold under agreement to repurchase	240	208	32
Subordinated notes	638	657	(19)
Total Interest Bearing Liabilities	$2,473	$3,692	$(1,219)

Overall, net interest spread figures for the first nine months of 2022 were unchanged from 2021 and down 12 basis points from 2020. Net interest margin for the first nine months of 2022 was higher than the same period of 2021 but lower than 2020. As the chart below illustrates, a slightly higher overall yield on interest earning assets was offset by the increased cost of funds resulting in total net interest margin up 1 basis point since the first nine months of 2021 and under the first nine months of 2020 by 24 basis points.

	September 30, 2022	September 30, 2021	September 30, 2020
Interest/Dividend income/yield	3.76%	3.70%	4.30%
Interest Expense/cost	0.53%	0.47%	0.95%
Net Interest Spread	3.23%	3.23%	3.35%
Net Interest Margin	3.37%	3.36%	3.61%

Net Interest Income

Net interest income was up $14.8 million in the first nine months of 2022 over the same time frame in 2021 due to the higher interest income offset by the increase in interest expense as previously mentioned. As the new loans added in 2021 and 2022 generate more income, management expects the benefits of the Company’s strategy of repositioning the balance sheet to continue to widen this margin as measured in dollars. In terms of net interest margin rate, the Bank recognizes competition for deposits may again increase and put pressure on the margin which may lead to a tightening.

Comparison of Results of Noninterest Results of Operations for nine month period ended September 30, 2022 and 2021

Provision Expense

Total provision for loan losses was $845 thousand higher for the first nine months 2022 than for the first nine months 2021 attributable primarily to growth in the loan portfolio. There is still some lingering uncertainty regarding COVID-19; therefore, it is prudent to incorporate the impact of COVID-19 in the evaluation of the adequacy of Allowance for Loan and Lease Losses (ALLL). The restaurant and hospitality sectors have been hit especially hard. Risk in the Consumer and 1-4 Family Portfolio has increased but the full impact remains unknown. Increases to the Bank’s ALLL for the first nine months of 2022, centered around current customers and businesses that are particularly vulnerable and qualitative factors were adjusted accordingly. Management continues to monitor asset quality, making adjustments to the provision as necessary. Loan charge-offs were $820 thousand lower in the first nine months of 2022 compared to the same period 2021. Recoveries were $57 thousand higher in the first nine months of 2022 as compared to first nine months of 2021. Combined net charge-offs were $877 thousand lower in the nine months ended September 2022 as compared to the same time period 2021. Management continues to evaluate the potential financial implications resulting from COVID-19 and adjusts ALLL qualitative factors as necessary.

[ Remainder of this page intentionally left blank ]

The following table breaks down the activity within the ALLL for each loan portfolio class and shows the contribution provided by both recoveries and the provision, along with the reduction of the allowance caused by charge-offs. The time period covered is for nine months ended September 30, 2022, 2021, and 2020.

	(In Thousands)
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Loans, net of deferred fees and costs	$2,142,616	$1,495,562	$1,363,862
Daily average of outstanding loans	$1,997,081	$1,413,625	$1,305,998
Nonaccrual loans	$5,470	$6,248	$7,870
Nonperforming loans*	$5,470	$6,248	$7,870

Allowance for Loan Losses - January 1,	$16,242	$13,672	$7,228
Loans Charged off:
Consumer Real Estate	-	2	35
Agriculture Real Estate	-	-	-
Agricultural	-	143	-
Commercial Real Estate	-	-	8
Commercial and Industrial	6	814	165
Consumer	328	195	272
	334	1,154	480
Loan Recoveries:
Consumer Real Estate	15	9	7
Agriculture Real Estate	-	-	-
Agricultural	1	7	-
Commercial Real Estate	7	8	7
Commercial and Industrial	82	19	19
Consumer	132	137	116
	237	180	149
Net Charge Offs (Recoveries):
Consumer Real Estate	(15)	(7)	28
Agriculture Real Estate	-	-	-
Agricultural	(1)	136	-
Commercial Real Estate	(7)	(8)	1
Commercial and Industrial	(76)	795	146
Consumer	196	58	156
	97	974	331
Provision for loan loss	3,845	3,000	4,986
Acquisition provision for loan loss	-	-	-
Allowance for Loan & Lease Losses - September 30,	19,990	15,698	11,883
Allowance for Unfunded Loan Commitments & Letters of Credit - September 30,	1,118	1,039	633
Total Allowance for Credit Losses - September 30,	$21,108	$16,737	$12,516
Ratio of Net Charge-offs to Average Outstanding Loans	0.00%	0.07%	0.03%
Ratio of Nonaccrual Loans to Loans	0.26%	0.42%	0.58%
Ratio of the Allowance for Loan & Lease Losses to Loans	0.93%	1.05%	0.87%
Ratio of the Allowance for Loan & Lease Losses to Nonaccrual Loans	365.44%	251.26%	151.01%
Ratio of the Allowance for Loan & Lease Losses to Nonperforming Loans*	365.44%	251.26%	151.01%

* Nonperforming loans are defined as all loans on nonaccrual, plus any loans 90 days past due not on nonaccrual.

Noninterest Income

Noninterest income for the first nine months of 2022 decreased over the first nine months of 2021 by $1.7 million. Gain on sale of loans showed a $1.6 million decrease over the first nine months of 2021. Combined service fees decreased by $231 thousand with increased debit card income of $133 thousand and bank owned life insurance cash surrender value increases of $17 thousand. Servicing rights income decreased by $634 thousand. Service charge income decreased by $6 thousand while overdraft and returned check income increased by $390 thousand. The Company did sell some of its available-for-sale securities in the first nine months of 2021 and recognized a gain of $293 thousand that was not repeated in 2022.

Noninterest Expense

Through the first nine months of 2022, noninterest expenses were $459 thousand higher than in the first nine months of 2021. Third party related acquisition costs decreased $2.1 million for the first nine months of 2022 compared to the first nine months of 2021. The nine months of 2022 included an increase of $1.9 million in salaries and wages partially offset by a decrease of $538 thousand in employee benefits.

Data processing fees were $442 thousand lower than last year. This is a result of acquisition related data processing fees of $939 thousand incurred during the first nine months of 2021 that were not repeated in 2022. Acquisition related consulting fees decreased $349 thousand during the first nine months of 2022. This contributed to overall consulting fees decreasing $208 thousand during that same period. FDIC assessment expense decreased by $153 thousand due to a decreased assessment rate that has offset an increased assessment base. Legal fees decreased $238 thousand over 2021.

Ohio Financial Institution Tax increased $317 thousand in the first nine months of 2022 due to overall growth. General and administrative expenses increased $402 thousand over the first nine months of 2021.

Income Taxes

Income tax expense was $2.3 million higher for the first nine months of 2022 compared to the first nine months of 2021. Effective tax rates were 19.80% and 20.20% for the first nine months of 2022 and 2021 respectively.

Net Income

Overall, net income through the first nine months of 2022 was up $9.5 million as compared to the first nine months of 2021. Increased interest income of $17.2 million partially offset by increased interest expense was the largest contributor to the increased net income for 2022.

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

The shocks presented below assume an immediate change of rate in the percentages and directions shown covering a twelve month period:

Interest Rate Shock on Net Interest Margin				Interest Rate Shock on Net Interest Income
Net Interest	% Change to	Rate	Rate	Cumulative	% Change to
Margin (Ratio)	Flat Rate	Direction	Changes by	Total ($000)	Flat Rate
3.51%	4.30%	Rising	3.00%	91,456	3.21%
3.51%	4.27%	Rising	2.00%	91,605	3.38%
3.49%	3.76%	Rising	1.00%	91,403	3.15%
3.36%	0.00%	Flat	0.00%	88,608	0.00%
3.13%	-7.03%	Falling	-1.00%	83,316	-5.97%
2.96%	-11.99%	Falling	-2.00%	79,707	-10.05%
2.78%	-17.24%	Falling	-3.00%	75,801	-14.45%

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

The shock chart currently shows a widening in net interest margin over the next twelve months in a rising rate environment and a tightening in a falling rate environment. The rising rate scenarios are predicted to expand the net interest margin and produce higher levels of net interest income. Cost of funds are at 0.68% for the quarter and 0.53% for the year so the lowest shock of 100 basis points is where the Bank can take partial advantage and reprice some funds to match the level of shock. Once the shocks are falling over 100 basis points, the cost of funds cannot lower to match and the loss on net interest income continues to build. The average duration of the majority of the assets is outside the 12 month shock period. The majority of the newer loans added to the commercial real estate portfolio begin with an initial fixed rate period of three to five years whose variable adjustment is outside of the current shock time frame. The Bank continues to adjust its assumptions by including decay rates and key rate ties on certain deposit accounts and continues to review and modify those rates as the index rates change. All shocks are within risk exposure guidelines at all levels. The effect of the rate shocks may be mitigated to the extent that not all lines of business are directly tied to an external index and actual balance sheet composition may differ from prediction.

Overall, the Company must concentrate on increasing loan spreads on variable loans and limit the increase on cost of funds where possible.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Treasury stock repurchased the quarter ended September 30, 2022.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs (1)	(d) Maximum Number of Shares that may yet be purchased under the Plans or Programs
7/1/2022 to 7/31/2022	—		—	—	600,000

8/1/2022 to 8/31/2022	8,100	(2)	31.40	—	600,000

9/1/2022 to 9/30/2022	—		—	—	600,000
Total	8,100		31.40	—	600,000

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
4.2

Form of 3.25% Fixed to Floating Rate Subordinated Note due July 30, 2031 (included as Exhibit A to the Purchase Agreement filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 2, 2021).

10.1	Change in Control Agreement executed by and between the Company and Benet Rupp, dated July 1, 2019.
31.1	Rule 13-a-14(a) Certification - CEO
31.2	Rule 13-a-14(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

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

Farmers & Merchants Bancorp, Inc.,

Date:	October 25, 2022	By:	/s/ Lars B. Eller
Lars B. Eller
President and Chief Executive Officer

Date:	October 25, 2022	By:	/s/ Barbara J. Britenriker
Barbara J. Britenriker
Executive Vice-President and
Chief Financial Officer